Form 10-Q
period 1994-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 1994-05-11
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
   (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
               March 31, 1994              OR
               ---------------------------

   ( )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                       TO
               -----------------------    ---------------------------

Commission File Number             0-8084
                       ---------------------------

                        Connecticut Water Service,Inc.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Connecticut                                   06-0739839
- - --------------------------------          --------------------------------------
 (State or other jurisdiction of                   (I.R.S.  Employer
 incorporation or organization)                    Identification No.)


             93 West Main Street, Clinton, CT                   06413
- - --------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

                                 (203) 669-8636
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- - --------------------------------------------------------------------------------
(Former name, address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.       Yes    X      No
                                                    ---------    --------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a count.                           Yes           No
                                                    ---------    --------

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   2,803,397
- - --------------------------------------------------------------------------------
          Number of shares of common stock outstanding, March 31, 1994

                        CONNECTICUT WATER SERVICE, INC.

                                Financial Report
                            March 31, 1994 and 1993


                               TABLE OF CONTENTS

PART I, ITEM 1:  Financial Statements

Consolidated Balance Sheets at March 31, 1994                                 Page 3
   and December 31, 1993                                                      Page 3a

Consolidated Statements of Capitalization at
   March 31, 1994 and December 31, 1993                                       Page 4

Consolidated Statements of Income for Three Months
   Ended March 31, 1994 and 1993                                              Page 5

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Three Months
   Ended March 31, 1994 and 1993                                              Page 6

Consolidated Statements of Income for Twelve Months
   Ended March 31, 1994 and 1993 and for Twelve Months
   Ended December 31, 1993                                                    Page 7

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Twelve Months
   Ended March 31, 1994 and 1993 and for Twelve Months
   Ended December 31, 1993                                                    Page 8

Consolidated Statements of Retained Earnings for Three
   Months Ended March 31, 1994 and 1993                                       Page 9

Consolidated Statements of Retained Earnings for Twelve
   Months Ended March 31, 1994 and 1993                                       Page 9

Consolidated Statements of Cash Flows for Three Months
   Ended March 31, 1994 and 1993                                              Page 10

Notes to Consolidated Financial Statements                                    Page 11

PART I, ITEM 2:  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                              Page 12

PART II, ITEM 4:  Submission of Matters to a Vote
   of Security Holders                                                        Page 13

Signature Page                                                                Page 14

                                                                          Page 3
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                    AT MARCH 31, 1994 AND DECEMBER 31, 1993

                                                                              MARCH 31,
                                                                                1994     DEC. 31,
                                                                             (UNAUDITED)   1993
                                                                             ----------- --------
ASSETS
- - ------
                                                                             (THOUSANDS OF DOLLARS)
Utility Plant
  Utility Plant..............................................                 $175,829   $176,308
  Construction Work in Progress..............................                    2,715      2,596
  Utility Plant Acquisition Adjustments......................                   (1,206)    (1,206)
                                                                              ---------  ---------
                                                                               177,338    177,698
  Accumulated Provision for Depreciation.....................                  (40,331)   (40,130)
                                                                              ---------  ---------
    Net Utility Plant........................................                  137,007    137,568
                                                                              ---------  ---------

Investments
  Unconsolidated Subsidiary at Underlying Equity.............                       36         35
  Other......................................................                      757        727
                                                                              ---------  ---------
    Total Investments........................................                      793        762
                                                                              ---------  ---------


Current Assets
  Cash.......................................................                       32         44
  Accounts Receivable (Less Allowance, 1994 - $226;
      1993 - $256)...........................................                    3,293      3,423
  Accrued Unbilled Revenues..................................                    2,635      2,800
  Materials and Supplies, at Average Cost....................                      652        681
  Prepayments and Other Current Assets.......................                    1,335        255
                                                                              ---------  ---------
    Total Current Assets.....................................                    7,947      7,203
                                                                              ---------  ---------
Deferred Charges
   Unamortized Debt Issuance Expense.........................                    5,371      5,111
   Receivables from Customers for Unrecovered Future Income
      Taxes..................................................                   10,000     10,000
   Receivables from Customers for Unrecovered SFAS 106
      Postretirement Medical and Dental Benefits.............                      800        640
   Reynolds Bridge Well Field Contamination Clean Up Costs...                    1,022        912
   Prepaid Income Taxes on Contributions in Aid of
      Construction...........................................                      463        439
   Other Costs...............................................                      492        445
                                                                              ---------  ---------
    Total Deferred Charges...................................                   18,148     17,547
                                                                              ---------  ---------
      Total Assets...........................................                 $163,895   $163,080
                                                                              =========  =========

  The accompanying notes are an integral part of these financial statements.

                                                                         Page 3a
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                    AT MARCH 31, 1994 AND DECEMBER 31, 1993

                                                              MARCH 31,
                                                                1994     DEC. 31,
                                                             (UNAUDITED)   1993
                                                             ----------- --------
CAPITALIZATION AND LIABILITIES
- - ------------------------------                               (THOUSANDS OF DOLLARS)
Capitalization (See accompanying statements)
  Common Stockholders' Equity................................  $45,171    $45,160
  Preferred Stock............................................      772        772
  Preferred Stock with Mandatory Redemption Provisions.......        0      2,976
  Long-Term Debt ............................................   54,600     51,600
                                                              --------   --------
    Total Capitalization.....................................  100,543    100,508
                                                              --------   --------



Current Liabilities
  Interim Bank Loans Payable.................................    5,274      3,950
  Current Portion of Long-Term Debt..........................        0          0
  Current Portion of Preferred Stock.........................       30         30
  Accounts Payable...........................................    1,632      2,574
  Accrued Taxes..............................................    1,904      1,466
  Accrued Interest...........................................      856      1,196
  Other......................................................    1,153      1,263
                                                              --------   --------
    Total Current Liabilities................................   10,849     10,479
                                                              --------   --------

Advances for Construction....................................   11,595     11,584
                                                              --------   --------

Contributions in Aid of Construction.........................   18,126     18,128
                                                              --------   --------

Deferred Federal Income Taxes................................    9,663      9,408
                                                              --------   --------
Unfunded Future Income Taxes.................................   10,000     10,000
                                                              --------   --------
Unfunded SFAS 106 Postretirement Medical and Dental Benefits.      800        640
                                                              --------   --------
Unamortized Investment Tax Credits...........................    2,319      2,333
                                                              --------   --------
      Total Capitalization and Liabilities................... $163,895   $163,080
                                                              ========   ========

  The accompanying notes are an integral part of these financial statements.

                                                                          Page 4
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                    AT MARCH 31, 1994 AND DECEMBER 31, 1993

                                                                                       MARCH 31,
                                                                                          1994     DEC. 31,
                                                                                      (UNAUDITED)   1993
                                                                                      -----------  ---------
                                                                                       (THOUSANDS OF DOLLARS)
Common Stockholders' Equity
  Common Stock Without Par Value Authorized - 7,500,000 Shares;
    Shares Issued and Outstanding: 1994 - 2,803,397;
       1993 - 2,789,977...........................................................        $38,531    $38,218
    Stock Issuance Expense........................................................         (1,150)    (1,150)
    Retained Earnings.............................................................          7,790      8,092
                                                                                         ---------  ---------
        Total Common Stockholders' Equity.........................................         45,171     45,160
                                                                                         ---------  ---------
Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per
        Share.....................................................................            300        300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16,000
        Per Share.................................................................            472        472
                                                                                         ---------  ---------
         Total Preferred Stock of Connecticut Water Service, Inc..................            772        772
                                                                                         ---------  ---------
Cumulative Preferred Stock of The Connecticut Water Company, with
  Mandatory Redemption Provisions, Voting, $100 Par Value; Authorized
  50,000 Shares, Issued and Outstanding:

                         Shares
                     -------------
 Series              1994     1993
- - --------             ----     ----
  4 3/4%              300      600 ...............................................             30         60
  9 1/2%                0   30,000 ...............................................              0      3,000
    Stock Issuance Expense........................................................              0        (54)
                                                                                         ---------  ---------

                                                                                               30      3,006
     Less Current Portion of Preferred Stock......................................             30         30
                                                                                         ---------  ---------
        Total Preferred Stock of The Connecticut Water Company....................              0      2,976
                                                                                         ---------  ---------
Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      9 3/8%  Series L, due 1997..................................................              0      1,800
      8 1/2%  Series O, due 1999..................................................              0      2,250
      10%     Series P, due 2004..................................................          5,000      5,000
      Security Investment Held in Trust...........................................         (5,000)         0
      6.9%    Series Q, due 2021..................................................         10,000     10,000
      5 7/8%  Series R, due 2022..................................................         15,000     15,000
      6.65%   Series S, due 2020..................................................          8,000      8,000
      5 3/4%  Series T, due 2028..................................................          5,000      5,000
      5.3%    Series U, due 2028..................................................          4,550      4,550
      6.94%   Series V, due 2029..................................................         12,050          0
                                                                                         ---------  ---------
                                                                                           54,600     51,600
    Less Current Portion of Long-Term Debt........................................              0          0
                                                                                         ---------  ---------
        Total Long-Term Debt......................................................         54,600     51,600
                                                                                         ---------  ---------

          Total Capitalization....................................................       $100,543   $100,508
                                                                                         =========  =========

  The accompanying notes are an integral part of these financial statements.

                                                                         Page 5
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                  1994          1993       INCREASE
                                               (UNAUDITED)   (UNAUDITED)   DECREASE
                                               -----------   -----------   --------
                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues (See accompanying schedule).   $8,864        $8,760       $104
                                                  -------       -------     ------
Operating Expenses
  Operation....................................    3,117         3,184        (67)
  Maintenance..................................      430           373         57
  Depreciation.................................      770           750         20
  Federal Income Taxes.........................      786           702         84
  Connecticut Corporation Business Taxes.......      211           202          9
  Taxes Other Than Income Taxes
    (See accompanying schedule)................    1,439         1,417         22
                                                  -------       -------     ------
       Total Operating Expenses................    6,753         6,628        125
                                                  -------       -------     ------
Utility Operating Income.......................    2,111         2,132        (21)
                                                  -------       -------     ------
Other Income (Deductions)
  Interest.....................................       24            24          0
  Allowance for Funds Used During Construction.        1            21        (20)
  Preferred Stock Dividends of Subsidiary......      (72)          (73)         1
  Other (See accompanying schedule)............        0             1         (1)
  Taxes on Other Income........................        9             2          7
                                                  -------       -------     ------
       Total Other Income (Deductions).........      (38)          (25)       (13)
                                                  -------       -------     ------
Interest and Debt Expense
  Interest on Long-Term Debt...................      859           976       (117)
  Other Interest Charges.......................       58            57          1
  Amortization of Debt Expense.................       47            52         (5)
                                                  -------       -------     ------
       Total Interest and Debt Expense.........      964         1,085       (121)
                                                  -------       -------     ------
Net Income.....................................    1,109         1,022         87

Preferred Stock Dividend Requirement...........       10            10          0
                                                  -------       -------     ------
Net Income Applicable to Common Stockholders...   $1,099        $1,012        $87
                                                  =======       =======     ======
Weighted Average Common Shares Outstanding.....    2,795         2,755         40
                                                  =======       =======     ======
Earnings Per Average Common Share..............    $0.39         $0.37      $0.02
                                                  =======       =======     ======
Dividends Per Common Share.....................    $0.41         $0.41      $0.00
                                                  =======       =======     ======

  The accompanying notes are an integral part of these financial statements.

                                                                         Page 6
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

            SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                  1994          1993      INCREASE
                                               (UNAUDITED)   (UNAUDITED)  DECREASE
                                               -----------   -----------  --------
                                                    (THOUSANDS OF DOLLARS)
Operating Revenues:
     Residential...............................   $5,708        $5,550       $158
     Seasonal..................................      132           161        (29)
     Commercial................................    1,052         1,064        (12)
     Industrial................................      424           414         10
     Public Authority..........................      190           181          9
     Metered Sales - Temporary and
       Non-Recurring...........................        0             0          0
     Private Fire..............................      213           207          6
     Public Fire...............................    1,293         1,278         15
     CWIP Surcharge............................        0             0          0
     Other.....................................       17            14          3
                                                  -------       -------     ------
     Revenues Billed...........................    9,029         8,869        160
     Change in Revenues Accrued................     (165)         (109)       (56)
                                                  -------       -------     ------
          Total Operating Revenue..............   $8,864        $8,760       $104
                                                  =======       =======     ======


Taxes - Other Than Income Taxes
     Muncipal Taxes............................     $818          $828       ($10)
     Payroll Taxes.............................      177           151         26
     Connecticut Gross Earnings Tax............      444           438          6
                                                  -------       -------     ------
          Total Other Taxes....................   $1,439        $1,417        $22
                                                  =======       =======     ======


Other Income
     Merchandising, Jobbing and Contracting -
       Net.....................................      ($8)           $3       ($11)
     Income from Lease of Other Physical
       Property - Net..........................        6             5          1
     Miscellaneous Non-Operating Income........        4            (5)         9
     Miscellaneous Income Deductions...........       (2)           (2)         0
                                                  -------       -------     ------
          Total Other Income...................       $0            $1        ($1)
                                                  =======       =======     ======

  The accompanying notes are an integral part of these financial statements.

                                                                          Page 7
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE TWELVE MONTHS ENDED MARCH 31, 1994 AND 1993
               AND FOR THE TWLEVE MONTHS ENDED DECEMBER 31, 1993

                                                                           MARCH 31,
                                                                      1994          1993     INCREASE    DEC. 31   INCREASE
                                                                   (UNAUDITED)   (UNAUDITED) DECREASE     1993     DECREASE
                                                                   -----------   ----------- --------    -------   --------
                                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues (See accompanying schedule)..............         $38,235       $37,371       $864    $38,131       $104
                                                                     --------      --------      -----   --------     ------
Operating Expenses
  Operation.................................................          12,797        12,892        (95)    12,864        (67)
  Maintenance...............................................           1,850         1,434        416      1,793         57
  Depreciation..............................................           3,057         2,927        130      3,037         20
  Federal Income Taxes......................................           3,794         3,315        479      3,710         84
  Connecticut Corporation Business Taxes....................             972           915         57        963          9
  Taxes Other Than Income Taxes
    (See accompanying schedule).............................           5,803         5,760         43      5,781         22
                                                                     --------      --------      -----   --------     ------
       Total Operating Expenses.............................          28,273        27,243      1,030     28,148        125
                                                                     --------      --------      -----   --------     ------
Utility Operating Income....................................           9,962        10,128       (166)     9,983        (21)
                                                                     --------      --------      -----   --------     ------
Other Income (Deductions)
  Interest..................................................             105           108         (3)       105          0
  Allowance for Funds Used During Construction..............              51           129        (78)        71        (20)
  Preferred Stock Dividends of Subsidiary...................            (289)         (294)         5       (290)         1
  Other (See accompanying schedule).........................             (30)           71       (101)       (29)        (1)
  Taxes on Other Income.....................................              72           (14)        86         65          7
                                                                     --------      --------      -----   --------     ------
       Total Other Income (Deductions)......................             (91)            0        (91)       (78)       (13)
                                                                     --------      --------      -----   --------     ------
Interest and Debt Expense
  Interest on Long-Term Debt................................           3,738         4,201       (463)     3,855       (117)
  Other Interest Charges....................................             274           268          6        273          1
  Amortization of Debt Expense..............................             205           192         13        210         (5)
                                                                     --------      --------      -----   --------     ------
       Total Interest and Debt Expense......................           4,217         4,661       (444)     4,338       (121)
                                                                     --------      --------      -----   --------     ------
Net Income..................................................           5,654         5,467        187      5,567         87

Preferred Stock Dividend Requirement........................              38            38          0         38          0
                                                                     --------      --------      -----   --------     ------
Net Income Applicable to Common Stockholders................          $5,616        $5,429       $187     $5,529        $87
                                                                     =========     ========      =====   ========     ======
Weighted Average Common Shares Outstanding..................           2,779         2,739         40      2,769         10
                                                                     =========     ========      =====   ========     ======
Earnings Per Average Common Share...........................           $2.02         $1.98      $0.04      $2.00      $0.02
                                                                     =========     ========      =====   ========     ======
Dividends Per Common Share..................................           $1.64         $1.62      $0.02      $1.64      $0.00
                                                                     =========     ========      =====   ========     ======

  The accompanying notes are an integral part of these financial statements.

                                                                          Page 8
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

            SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
              FOR THE TWELVE MONTHS ENDED MARCH 31, 1994 AND 1993
               AND FOR THE TWLEVE MONTHS ENDED DECEMBER 31, 1993

                                                  1994          1993     INCREASE    DEC. 31   INCREASE
                                               (UNAUDITED)   (UNAUDITED) DECREASE     1993     DECREASE
                                               -----------   ----------- --------    -------   --------
                                                               (THOUSANDS OF DOLLARS)
Operating Revenues:
     Residential...............................  $24,204       $23,216       $988    $24,046       $158
     Seasonal..................................      531           540         (9)       560        (29)
     Commercial................................    4,740         4,732          8      4,752        (12)
     Industrial................................    1,861         2,000       (139)     1,851         10
     Public Authority..........................      914           871         43        905          9
     Metered Sales - Temporary and
       Non-Recurring...........................       25            21          4         25          0
     Private Fire..............................      847           815         32        841          6
     Public Fire...............................    5,141         5,085         56      5,126         15
     CWIP Surcharge............................        0             0          0          0          0
     Other.....................................       69            82        (13)        66          3
                                                 --------      --------     ------   --------      -----
     Revenues Billed...........................   38,332        37,362        970     38,172        160
     Change in Revenues Accrued................      (97)            9       (106)       (41)       (56)
                                                 --------      --------     ------   --------      -----
          Total Operating Revenue..............  $38,235       $37,371       $864    $38,131       $104
                                                 ========      ========     ======   ========      =====


Taxes - Other Than Income Taxes
     Muncipal Taxes............................   $3,392        $3,425       ($33)    $3,402       ($10)
     Payroll Taxes.............................      499           466         33        473         26
     Connecticut Gross Earnings Tax............    1,912         1,869         43      1,906          6
                                                 --------      --------     ------   --------      -----
          Total Other Taxes....................   $5,803        $5,760        $43     $5,781        $22
                                                 ========      ========     ======   ========      =====


Other Income
     Merchandising, Jobbing and Contracting -
       Net.....................................      ($2)           $6        ($8)        $9       ($11)
     Income from Lease of Other Physical
       Property - Net............................     17            20         (3)        16          1
     Miscellaneous Non-Operating Income........        9            68        (59)         0          9
     Miscellaneous Income Deductions...........      (54)          (23)       (31)       (54)         0
                                                 --------      --------     ------   --------      -----
          Total Other Income...................     ($30)          $71      ($101)      ($29)       ($1)
                                                 ========      ========     ======   ========      =====

  The accompanying notes are an integral part of these financial statements.

                                                                          Page 9
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                                              1994       1993
                                                                                           (UNAUDITED) (UNAUDITED)
                                                                                           ----------- -----------
                                                                                           (THOUSANDS OF DOLLARS)
Balance at Beginning of Period....................................................            $8,092     $7,102
Net Income........................................................................             1,109      1,022
                                                                                              ------     ------
                                                                                               9,201      8,124
                                                                                              ------     ------
Charges Related to Redemption of Subsidiary's 9 1/2% Series Preferred Stock.......               257          0
                                                                                              ------     ------
Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share................................                 3          3
     Cumulative Preferred, Series $.90, $.225 per share...........................                 7          7
     Common Stock - 1994 $.41 per share; 1993 $.40 per share......................             1,144      1,129
                                                                                              ------     ------
                                                                                               1,154      1,139
                                                                                              ------     ------
Balance at End of Period..........................................................            $7,790     $6,985
                                                                                              ======     ======




              FOR THE TWELVE MONTHS ENDED MARCH 31, 1994 AND 1993

Balance at Beginning of Period....................................................            $6,985     $5,992
Net Income........................................................................             5,654      5,467
                                                                                              ------     ------
                                                                                              12,639     11,459
                                                                                              ------     ------
Charges Related to Redemption of Subsidiary's 9 1/2% Series Preferred Stock.......               257          0
                                                                                              ------     ------
Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share................................                12         12
     Cumulative Preferred, Series $.90, $.90 per share............................                26         26
     Common Stock - 1994 $1.62 per share; 1993 $1.60 per share....................             4,554      4,436
                                                                                              ------     ------
                                                                                               4,592      4,474
                                                                                              ------     ------
Balance at End of Period..........................................................            $7,790     $6,985
                                                                                              ======     ======

  The accompanying notes are an integral part of these financial statements.

                                                                         Page 10
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                1994       1993
                                                             (UNAUDITED) (UNAUDITED)
                                                             ----------- -----------
                                                             (THOUSANDS OF DOLLARS)
Operating Activities:
  Net Income Before Preferred Dividends of Parent............   $1,109     $1,022
                                                                -------    -------
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $34 in 1994, $54 in 1993 charged
      to other accounts).....................................      805        804
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued
        Unbilled Revenues....................................      295        644
      (Increase) Decrease in Other Current Assets............   (1,051)    (1,266)
      (Increase) Decrease in Other Non-Current Items.........     (111)         5
      Increase (Decrease) in Accounts Payable, Accrued
        Expenses and Other Current Liabilities...............     (954)      (714)
      Increase (Decrease) in Deferred Federal Income Taxes
        and Investment Tax Credits, Net......................      241        261
                                                                -------    -------
          Total Adjustments..................................     (775)      (266)
                                                                -------    -------
          Net Cash Provided by Operating Activities..........      334        756
                                                                -------    -------
Investing Activities:
  Gross Additions to Utility Plant (including Allowance
    for Funds Used During Construction of $1 in 1994 and $21
    in 1993).................................................     (254)      (885)
                                                                -------    -------
Financing Activities:
  Proceeds from Interim Bank Loans...........................    5,274      5,530
  Repayment of Interim Bank Loans............................   (3,950)    (4,983)
  Proceeds from Issuance of Long-Term Debt...................   12,050          0
  Reduction of Long-Term Debt Including Current Portion......   (9,050)       (75)
  Proceeds from Issuance of Common Stock.....................      313        301
  Retirement of Preferred Stock..............................   (3,030)       (70)
  Charges Related to Redemption of Subsidiary's 9 1/2% Series
    Preferred Stock..........................................     (257)         0
  Advances, Contributions and Funds From Others for
    Construction, Net........................................     (307)       558
  Costs Incurred to Issue Long-Term Debt, Preferred Stock,
    and Common Stock.........................................       19          0
  Cash Dividends Paid........................................   (1,154)    (1,139)
                                                                -------    -------
       Net Cash Provided by (Used in) Financing Activities...      (92)       122
                                                                -------    -------
Net Increase (Decrease) in Cash..............................      (12)        (7)
Cash at Beginning of Year....................................       44         60
                                                                -------    -------
Cash at End of Year..........................................      $32        $53
                                                                =======    =======
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)....................   $1,257     $1,254
    Income Taxes.............................................     $320       $615

  The accompanying notes are an integral part of these financial statements.

                                                                         Page 11
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on 10-K.

         The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed:

                                                     3 Months Ended                  12 Months Ended
                                                ----------------------     ---------------------------------------
                                                3/31/94        3/31/93     3/31/94        3/31/93         12/31/93
                                                -------        -------     -------        -------         --------
Common Shares Outstanding:
         January 1, 1993                           --             --           --             --           2,751,331
         April 1, 1993 & 1992 respectively         --             --        2,763,302      2,720,942          --
         January 1, 1994 & 1993 respectively     2,789,977     2,751,331       --             --              --
Common Shares Issued:
         To DRIP - June 15, 1992                   --             --           --             10,268          --
         To PSP - July 12, 1992                    --             --           --              2,338          --
         To DRIP - Sept. 15, 1992                  --             --           --              8,176          --
         To DRIP - December 15, 1992               --             --           --              9,607          --
         To PSP - Feb. 2, 1993                     --              3,074       --              3,074           3,074
         To DRIP - March 15, 1993                  --              8,451       --              8,451           8,451
         To 401-K - March 30, 1993                 --                446       --                446             446
         To DRIP - June 15,1993                    --             --            9,186         --               9,186
         To 401-K - June 30, 1993                  --             --              456         --                 456
         To DRIP - Sept 15, 1993                   --             --            7,965         --               7,965
         To 401-K - Sept. 30, 1993                 --             --              421         --                 421
         To DRIP - Dec. 15, 1993                   --             --            8,647         --               8,647
         To PSP - Jan. 21, 1994                      4,061        --            4,061         --              --
         To DRIP - March 15, 1994                    8,798        --            8,798         --              --
         To 401-K - March 15, 1994                     561        --              561         --              --
                                                 ---------     ---------    ---------      ---------       ---------
Common Shares Outstanding:
         March 31, 1994 & 1993 respectively      2,803,397     2,763,302    2,803,397      2,763,302
                                                 =========     =========    =========      =========
         December 31, 1993                                                                                 2,789,977
                                                                                                           =========
Weighted Average Common Shares Outstanding:
         Days outstanding basis                  2,794,810     2,754,879    2,779,183      2,738,905       2,769,347
                                                 =========     =========    =========      =========       =========

DRIP  =  Dividend Reinvestment Plan
PSP   =  Performance Stock Program
401-K =  Company contribution to employees' 401-K savings plan

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATION

LIQUIDITY AND CORPORATE RESOURCES

         At March 31, 1994 the Company had $6,726,000 of unused lines of interim bank loan credit available.

         On January 4, 1994, the Subsidiary issued a $4,050,000, 6.94%, Series V, First Mortgage Bond, maturing January, 2029, the proceeds of which were used to redeem the 9 3/8%, Series L, and 8 1/2%, Series O, First Mortgage Bonds. An additional $8,000,000, 6.94%, Series V, First Mortgage Bond was issued on March 15, 1994. The 30,000 shares of $100 par, 9 1/2% Preferred Stock, with an outstanding balance of $3,000,000, was redeemed with a portion of the proceeds of this transaction. The remaining $5,000,000 was invested in treasury securities until the Series P, First Mortgage Bond is redeemed on May 1, 1994.

RESULT OF OPERATIONS

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1994 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended March 31, 1994 increased from that of March 31, 1993 by $87,000, or $.02 per average common share, on an increased number of average common shares. This improvement resulted from a $121,000 decrease in interest and debt expense partially offset by a $21,000 decrease in operating income and a $13,000 decrease in other income and deductions.

         The decrease in interest and debt expense reflects the reduction in the long-term debt interest cost achieved by 1993 and 1994 long- term debt refinancings.

         Operating revenues increased $104,000, or 1.2%, reflecting greater residential water consumption in 1994 as compared to last year.

         The $125,000 increase in operating expenses is primarily attributable to increased income taxes related to greater taxable income, $93,000, increased maintenance expense primarily due to an increase in weather related main and service breaks, $57,000, increased depreciation expense, $20,000, and a $22,000 increase in taxes other than income taxes. These increases were partially offset by a $67,000 reduction in operation expenses due primarily to a reduction in employee benefit costs.

         The decrease in other income (deduction) is primarily due to a decrease in the allowance for funds used during construction.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


PART II, ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 22, 1994, at its annual meeting, the stockholders of Connecticut Water Service, Inc. elected the following directors for a three year term until 1997:

                                                               Number of Common Shares Cast
                                                               -----------------------------
                                                                                             Abstentions
                                                    Affirmative           Negative          and Non-Votes
                                                    -----------           --------          -------------
 Francis E. Baker                                    2,370,830               --                 45,332

 William F. Emswiller                                2,382,781               --                 33,380

 Rudolph E. Luginbuhl                                2,365,129               --                 51,033

 Harvey G. Moger                                     2,381,941               --                 34,221

 Warren C. Packard                                   2,376,623               --                 39,539

         Preferred Series A stockholders cast 8,428 affirmative votes for each of the Directors listed above and 350 abstentions.

         Directors whose term of office continue until 1995 are Marshall T. Chiaraluce, William F. Guillaume, Marcia L. Hincks, William C. Lichtenfels, and Robert F. Neal.

         Directors whose term of office continue until 1996 are Harold E. Bigler, Jr., Astrid T. Hanzalek, Frederick E. Hennick, Bertram L. Lenz, and Donald B. Wilbur.


         Other matters voted on at the annual meeting was the appointment of Arthur Andersen & Co. as independent auditor:


                                                                    Number of Shares Cast
                                                                    ---------------------
                                                                                             Abstentions
                                                     Affirmative          Negative          and Non-Votes
                                                     -----------          --------          -------------
 Common Stock                                         2,345,115            32,574               38,473
 Preferred Series A Stock                               8,328                300                 150

         Each share of common stock is entitled to three votes and each share of Cumulative Preferred Stock, Series A, is entitled to one vote.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Connecticut Water Service, Inc.
                                                      (Registrant)



Date:    May 11, 1994                      By:  /s/ BERTRAM L. LENZ
                                                -------------------
                                                Bertram L. Lenz
                                                Vice President - Finance




Date:    May 11, 1994                      By:  /s/ PETER J. BANCROFT
                                                ---------------------
                                                Peter J. Bancroft
                                                Assistant Treasurer