Form 10-Q
period 1994-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 1994-10-07
CIK 276209

  This document is refiled at this time due to a technical problem with the original filing, which was transmitted on time.


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
   (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
            June 30, 1994               OR
            ---------------------------


   ( )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                        TO
            ---------------------------    -------------------------

Commission File Number             0-8084
                       -------------------------------


                         Connecticut Water Service,Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Connecticut                                    06-0739839
- ---------------------------------           ----------------------------------
 (State or other jurisdiction of                   (I.R.S.  Employer
 incorporation or organization)                    Identification No.)

            93 West Main Street, Clinton, CT                   06413
- --------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

                                 (203) 669-8636
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------
  (Former name, address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.            Yes    X      No
                                                         --------     --------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a count.                            Yes           No
                                                     --------     --------

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   2,813,916
- --------------------------------------------------------------------------------
          Number of shares of common stock outstanding, June 30, 1994

                        CONNECTICUT WATER SERVICE, INC.

                                Financial Report
                             June 30, 1994 and 1993


                               TABLE OF CONTENTS

PART I, ITEM 1:  Financial Statements

Consolidated Balance Sheets at June 30, 1994                                                  Page 3
   and December 31, 1993                                                                      Page 3a

Consolidated Statements of Capitalization at
   June 30, 1994 and December 31, 1993                                                        Page 4

Consolidated Statements of Income for Three Months
   Ended June 30, 1994 and 1993                                                               Page 5

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Three Months
   Ended June 30, 1994 and 1993                                                               Page 6

Consolidated Statements of Income for Six Months
   Ended June 30, 1994 and 1993                                                               Page 7

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Six Months
   Ended June 30, 1994 and 1993                                                               Page 8

Consolidated Statements of Income for Twelve Months
   Ended June 30, 1994 and 1993 and for Twelve Months
   Ended March 31, 1994                                                                       Page 9

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Twelve Months
   Ended June 30, 1994 and 1993 and for Twelve Months
   Ended March 31, 1994                                                                       Page 10

Consolidated Statements of Retained Earnings for Three
   Months Ended June 30, 1994 and 1993                                                        Page 11

Consolidated Statements of Retained Earnings for Six
   Months Ended June 30, 1994 and 1993                                                        Page 11

Consolidated Statements of Retained Earnings for Twelve
  Months Ended June 30, 1994 and 1993                                                         Page 11

Consolidated Statements of Cash Flows for Six Months
   Ended June 30, 1994 and 1993                                                               Page 12

Notes to Consolidated Financial Statements                                                    Page 13

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                               Page 14-15

Signature Page                                                                                Page 16

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                    AT JUNE 30, 1994 AND DECEMBER 31, 1993


                                                                                     JUNE 30,
                                                                                      1994                 DEC. 31,
                                                                                   (UNAUDITED)               1993
                                                                                   -----------            ---------
ASSETS
                                                                                       (THOUSANDS OF DOLLARS)
Utility Plant
  Utility Plant........................................................             $176,754               $176,308
  Construction Work in Progress....................................                    2,842                  2,596
  Utility Plant Acquisition Adjustments............................                   (1,206)                (1,206)
                                                                                    --------               --------
                                                                                     178,390                177,698
  Accumulated Provision for Depreciation...........................                  (41,045)               (40,130)
                                                                                    --------               --------
    Net Utility Plant..................................................              137,345                137,568
                                                                                    --------               --------

Investments
  Unconsolidated Subsidiary at Underlying Equity...................                       36                     35
  Other................................................................                  712                    727
                                                                                    --------               --------
    Total Investments..................................................                  748                    762
                                                                                    --------               --------


Current Assets
  Cash.................................................................                  355                     44
  Accounts Receivable (Less Allowance, 1994 - $231; 1993 - $166).......                3,441                  3,423
  Accrued Unbilled Revenues........................................                    2,655                  2,800
  Materials and Supplies, at Average Cost..........................                      640                    681
  Prepayments and Other Current Assets.............................                      336                    255
                                                                                    --------               --------
    Total Current Assets...........................................                    7,427                  7,203
                                                                                    --------               --------
Deferred Charges
   Unamortized Debt Issuance Expense...................................                5,678                  5,111
   Receivables from Customers for Unrecovered Future Income Taxes......               10,000                 10,000
   Receivables from Customers for Unrecovered SFAS 106 Postretireme
      Medical and Dental Benefits..................................                      800                    640
   Reynolds Bridge Well Field Contamination Clean Up Costs.........                    1,136                    912
   Prepaid Income Taxes on Contributions in Aid of Construction....                      487                    439
   Other Costs.........................................................                  661                    445
                                                                                    --------               --------
    Total Deferred Charges............................................                18,762                 17,547
                                                                                    --------               --------
      Total Assets.....................................................             $164,282               $163,080
                                                                                    ========               ========



The accompanying notes are an integral part of these financial statements.

                                                                         Page 3a
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 1994 AND DECEMBER 31, 1993

                                                                                           JUNE 30,
                                                                                             1994                 DEC. 31,
                                                                                          (UNAUDITED)               1993
                                                                                          -----------             --------
CAPITALIZATION AND LIABILITIES
                                                                                               (THOUSANDS OF DOLLARS)
Capitalization (See accompanying statements)
  Common Stockholders' Equity.................................................               $45,347                $45,160
  Preferred Stock..............................................................                  772                    772
  Preferred Stock with Mandatory Redemption Provisions........................                     0                  2,976
  Long-Term Debt ..............................................................               54,600                 51,600
                                                                                            --------               --------
    Total Capitalization......................................................               100,719                100,508
                                                                                            --------               --------

Current Liabilities
  Interim Bank Loans Payable..................................................                 4,750                  3,950
  Current Portion of Long-Term Debt...........................................                     0                      0
  Current Portion of Preferred Stock..........................................                    30                     30
  Accounts Payable............................................................                 2,204                  2,574
  Accrued Taxes................................................................                1,178                  1,466
  Accrued Interest.............................................................                1,170                  1,196
  Other........................................................................                1,273                  1,263
                                                                                            --------               --------
    Total Current Liabilities.................................................                10,605                 10,479
                                                                                            --------               --------

Advances for Construction.....................................................                11,803                 11,584
                                                                                            --------               --------

Contributions in Aid of Construction..........................................                18,133                 18,128
                                                                                            --------               --------

Deferred Federal Income Taxes.................................................                 9,918                  9,408
                                                                                            --------               --------
Unfunded Future Income Taxes..................................................                10,000                 10,000
                                                                                            --------               --------
Unfunded SFAS 106 Postretirement Medical and Dental Benefits..................                   800                    640
                                                                                            --------               --------
Unamortized Investment Tax Credits............................................                 2,304                  2,333
                                                                                            --------               --------
      Total Capitalization and Liabilities....................................              $164,282               $163,080
                                                                                            ========               ========


The accompanying notes are an integral part of these financial statements.

                                                                          Page 4
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                     AT JUNE 30, 1994 AND DECEMBER 31, 1993


                                                                                                   JUNE 30,
                                                                                                     1994                 DEC. 31,
                                                                                                 (UNAUDITED)                1993
                                                                                                 -----------              --------
                                                                                                      (THOUSANDS OF DOLLARS)
Common Stockholders' Equity
  Common Stock Without Par Value Authorized - 7,500,000 Shares;
    Shares Issued and Outstanding: 1994 - 2,813,916; 1993 - 2,789,977...................          $38,781                $38,218
    Stock Issuance Expense..............................................................           (1,150)                (1,150)
    Retained Earnings...................................................................            7,716                  8,092
                                                                                                 --------               --------
        Total Common Stockholders' Equity...............................................           45,347                 45,160
                                                                                                 --------               --------
Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share.........................              300                    300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share..............              472                    472
                                                                                                 --------               --------
         Total Preferred Stock of Connecticut Water Service, Inc........................              772                    772
                                                                                                 --------               --------
Cumulative Preferred Stock of The Connecticut Water Company, with
  Mandatory Redemption Provisions, Voting, $100 Par Value; Authorized
  50,000 Shares, Issued and Outstanding:
                      SHARES
                  --------------
    SERIES         1994    1993
    ------        -----   ------
    4 3/4%          300      600                                                                       30                     60
    9 1/2%            0   30,000                                                                        0                  3,000
    Stock Issuance Expense..............................................................                0                    (54)
                                                                                                 --------               --------
                                                                                                       30                  3,006
     Less Current Portion of Preferred Stock............................................               30                     30
                                                                                                 --------               --------
        Total Preferred Stock of The Connecticut Water Company..........................                0                  2,976
                                                                                                 --------               --------

Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      9 3/8%  Series L, due 1997........................................................                0                  1,800
      8 1/2%  Series O, due 1999........................................................                0                  2,250
      10%     Series P, due 2004........................................................                0                  5,000
      6.9%    Series Q, due 2021........................................................           10,000                 10,000
      5 7/8%  Series R, due 2022........................................................           15,000                 15,000
      6.65%   Series S, due 2020........................................................            8,000                  8,000
      5 3/4%  Series T, due 2028........................................................            5,000                  5,000
      5.3%    Series U, due 2028........................................................            4,550                  4,550
      6.94%   Series V, due 2029........................................................           12,050                      0
                                                                                                 --------               --------
                                                                                                   54,600                 51,600
    Less Current Portion of Long-Term Debt..............................................                0                      0
                                                                                                 --------               --------
        Total Long-Term Debt............................................................           54,600                 51,600
                                                                                                 --------               --------

          Total Capitalization..........................................................         $100,719               $100,508
                                                                                                 ========               ========


The accompanying notes are an integral part of these financial statements.

                                                                          Page 5
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993


                                                                            1994                1993                 INCREASE
                                                                         (UNAUDITED)        (UNAUDITED)             (DECREASE)
                                                                         -----------        -----------             ----------
                                                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues (See accompanying schedule)....................        $9,201                    $9,099                   $102
                                                                          ------                    ------                  -----
Operating Expenses
  Operation.......................................................         3,436                     3,432                      4
  Maintenance.....................................................           457                       378                     79
  Depreciation....................................................           770                       755                     15
  Federal Income Taxes............................................           831                       771                     60
  Connecticut Corporation Business Taxes..........................           230                       210                     20
  Taxes Other Than Income Taxes
    (See accompanying schedule)...................................         1,469                     1,399                     70
                                                                          ------                    ------                  -----
       Total Operating Expenses...................................         7,193                     6,945                    248
                                                                          ------                    ------                  -----
Utility Operating Income..........................................         2,008                     2,154                   (146)
                                                                          ------                    ------                  -----
Other Income (Deductions)
  Interest........................................................            24                        27                     (3)
  Allowance for Funds Used During Construction....................            10                        15                     (5)
  Preferred Stock Dividends of Subsidiary.........................             0                       (74)                    74
  Other (See accompanying schedule)...............................            17                        (9)                    26
  Taxes on Other Income...........................................            10                        10                      0
                                                                          ------                    ------                  -----
       Total Other Income (Deductions)............................            61                       (31)                    92
                                                                          ------                    ------                  -----
Interest and Debt Expense
  Interest on Long-Term Debt......................................           887                       982                    (95)
  Other Interest Charges..........................................            50                        86                    (36)
  Amortization of Debt Expense....................................            46                        51                     (5)
                                                                          ------                    ------                  -----
       Total Interest and Debt Expense............................           983                     1,119                   (136)
                                                                          ------                    ------                  -----
Net Income........................................................         1,086                     1,004                     82

Preferred Stock Dividend Requirement..............................             9                         9                      0
                                                                          ------                    ------                  -----
Net Income Applicable to Common Stockholders......................        $1,077                      $995                    $82
                                                                          ======                    ======                  =====
Weighted Average Common Shares Outstanding........................         2,805                     2,765                     40
                                                                          ======                    ======                  =====
Earnings Per Average Common Share.................................         $0.38                     $0.36                  $0.02
                                                                          ======                    ======                  =====
Dividends Per Common Share........................................         $0.41                     $0.41                  $0.00
                                                                          ======                    ======                  =====


The accompanying notes are an integral part of these financial statements.

                                                                          Page 6
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

            SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993


                                                                       1994                1993                 INCREASE
                                                                    (UNAUDITED)        (UNAUDITED)             (DECREASE)
                                                                    -----------        -----------             ----------
                                                                                    (THOUSANDS OF DOLLARS)
Operating Revenues:
     Residential................................................       $5,662                    $5,635                    $27
     Seasonal...................................................          132                       159                    (27)
     Commercial.................................................        1,127                     1,146                    (19)
     Industrial.................................................          495                       456                     39
     Public Authority...........................................          218                       221                     (3)
     Metered Sales - Temporary and Non-Recurring................            7                         7                      0
     Private Fire...............................................          213                       211                      2
     Public Fire................................................        1,292                     1,282                     10
     CWIP Surcharge.............................................            0                         0                      0
     Other.....................................................            35                        31                      4
                                                                     --------                  --------              ---------
     Revenues Billed............................................        9,181                     9,148                     33
     Change in Revenues Accrued.................................           20                       (49)                    69
                                                                     --------                  --------              ---------
          Total Operating Revenue...............................       $9,201                    $9,099                   $102
                                                                     ========                  ========              =========


Taxes - Other Than Income Taxes
     Municipal Taxes............................................         $893                      $826                    $67
     Payroll Taxes..............................................          114                       118                     (4)
     Connecticut Gross Earnings Tax.............................          462                       455                      7
                                                                     --------                  --------              ---------
          Total Other Taxes.....................................       $1,469                    $1,399                    $70
                                                                     ========                  ========              =========


Other Income
     Merchandising, Jobbing and Contracting - Net...............           $5                        $1                     $4
     Income from Lease of Other Physical Property - Net.........            6                         4                      2
     Miscellaneous Non-Operating Income.........................            7                       (16)                    23
     Miscellaneous Income Deductions............................           (1)                        2                     (3)
                                                                     --------                  --------              ---------
          Total Other Income....................................          $17                       ($9)                   $26
                                                                     ========                  ========              =========




The accompanying notes are an integral part of these financial statements.

                                                                          Page 7
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993


                                                                             1994                1993                 INCREASE
                                                                          (UNAUDITED)        (UNAUDITED)             (DECREASE)
                                                                          -----------        -----------             ----------
                                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Operating Revenues (See accompanying schedule).......................     $18,065                   $17,859                   $206
                                                                          -------                   -------                   ----
Operating Expenses
  Operation..........................................................       6,553                     6,616                    (63)
  Maintenance........................................................         887                       751                    136
  Depreciation.......................................................       1,540                     1,505                     35
  Federal Income Taxes...............................................       1,617                     1,473                    144
  Connecticut Corporation Business Taxes.............................         441                       412                     29
  Taxes Other Than Income Taxes
    (See accompanying schedule)......................................       2,908                     2,816                     92
                                                                          -------                   -------                   ----
       Total Operating Expenses......................................      13,946                    13,573                    373
                                                                          -------                   -------                   ----
Utility Operating Income.............................................       4,119                     4,286                   (167)
                                                                          -------                   -------                   ----
Other Income (Deductions)
  Interest...........................................................          48                        51                     (3)
  Allowance for Funds Used During Construction.......................          11                        36                    (25)
  Preferred Stock Dividends of Subsidiary............................         (72)                     (147)                    75
  Other (See accompanying schedule)..................................          17                        (8)                    25
  Taxes on Other Income..............................................          19                        12                      7
                                                                          -------                   -------                   ----
       Total Other Income (Deductions)...............................          23                       (56)                    79
                                                                          -------                   -------                   ----
Interest and Debt Expense
  Interest on Long-Term Debt.........................................       1,746                     1,958                   (212)
  Other Interest Charges.............................................         108                       143                    (35)
  Amortization of Debt Expense.......................................          93                       103                    (10)
                                                                          -------                   -------                   ----
       Total Interest and Debt Expense...............................       1,947                     2,204                   (257)
                                                                          -------                   -------                   ----
Net Income...........................................................       2,195                     2,026                    169

Preferred Stock Dividend Requirement.................................          19                        19                      0
                                                                          -------                   -------                   ----
Net Income Applicable to Common Stockholders.........................      $2,176                    $2,007                   $169
                                                                          =======                   =======                   ====
Weighted Average Common Shares Outstanding...........................       2,800                     2,760                     40
                                                                          =======                   =======                   ====
Earnings Per Average Common Share....................................       $0.78                     $0.73                  $0.05
                                                                          =======                   =======                   ====
Dividends Per Common Share...........................................       $0.82                     $0.82                  $0.00
                                                                          =======                   =======                   ====


The accompanying notes are an integral part of these financial statements.

                                                                          Page 8
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

            SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993


                                                                         1994                  1993                   INCREASE
                                                                      (UNAUDITED)          (UNAUDITED)               (DECREASE)
                                                                      -----------          -----------               ----------
                                                                                    (THOUSANDS OF DOLLARS)
Operating Revenues:
     Residential..................................................      $11,370                   $11,185                   $185
     Seasonal.....................................................          264                       320                    (56)
     Commercial...................................................        2,179                     2,210                    (31)
     Industrial...................................................          919                       870                     49
     Public Authority.............................................          408                       402                      6
     Metered Sales - Temporary and Non-Recurring..................            7                         7                      0
     Private Fire.................................................          426                       418                      8
     Public Fire..................................................        2,585                     2,560                     25
     CWIP Surcharge...............................................            0                         0                      0
     Other........................................................           52                        45                      7
                                                                        -------                   -------                   ----
     Revenues Billed..............................................       18,210                    18,017                    193
     Change in Revenues Accrued...................................         (145)                     (158)                    13
                                                                        -------                   -------                   ----
          Total Operating Revenue.................................      $18,065                   $17,859                   $206
                                                                        =======                   =======                   ====


Taxes - Other Than Income Taxes
     Municipal Taxes..............................................       $1,711                    $1,654                    $57
     Payroll Taxes................................................          291                       269                     22
     Connecticut Gross Earnings Tax...............................          906                       893                     13
                                                                        -------                   -------                   ----
          Total Other Taxes.......................................       $2,908                    $2,816                    $92
                                                                        =======                   =======                   ====


Other Income
     Merchandising, Jobbing and Contracting - Net.................          ($3)                       $4                    ($7)
     Income from Lease of Other Physical Property - Net...........           12                         9                      3
     Miscellaneous Non-Operating Income...........................           11                       (21)                    32
     Miscellaneous Income Deductions..............................           (3)                        0                     (3)
                                                                        -------                   -------                   ----
          Total Other Income......................................          $17                       ($8)                   $25
                                                                        =======                   =======                   ====



The accompanying notes are an integral part of these financial statements.

                                                                          Page 9
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE TWELVE MONTHS ENDED JUNE 30, 1994 AND 1993
                 AND FOR THE TWELVE MONTHS ENDED MARCH 31, 1994


                                                            JUNE 30,                                       MARCH 31,
                                                    1994                1993               INCREASE          1994          INCREASE
                                                 (UNAUDITED)        (UNAUDITED)           (DECREASE)      (UNAUDITED)     (DECREASE)
                                                 -----------        -----------           ----------      -----------     ----------
                                                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues (See accompanying schedule).    $38,337             $37,147             $1,190           $38,235         $102
                                                   -------             -------             ------           -------        -----
Operating Expenses
  Operation....................................     12,801              13,149               (348)           12,797            4
  Maintenance..................................      1,929               1,425                504             1,850           79
  Depreciation.................................      3,072               2,950                122             3,057           15
  Federal Income Taxes.........................      3,854               3,055                799             3,794           60
  Connecticut Corporation Business Taxes.......        992                 795                197               972           20
  Taxes Other Than Income Taxes
    (See accompanying schedule)................      5,873               5,722                151             5,803           70
                                                   -------             -------             ------           -------        -----
       Total Operating Expenses................     28,521              27,096              1,425            28,273          248
                                                   -------             -------             ------           -------        -----
Utility Operating Income.......................      9,816              10,051               (235)            9,962         (146)
                                                   -------             -------             ------           -------        -----
Other Income (Deductions)
  Interest.....................................        102                 103                 (1)              105           (3)
  Allowance for Funds Used During Construction.         46                 136                (90)               51           (5)
  Preferred Stock Dividends of Subsidiary......       (215)               (292)                77              (289)          74
  Other (See accompanying schedule)............         (4)                 (6)                 2               (30)          26
  Taxes on Other Income........................         72                  13                 59                72            0
                                                   -------             -------             ------           -------        -----
       Total Other Income (Deductions).........          1                 (46)                47               (91)          92
                                                   -------             -------             ------           -------        -----
Interest and Debt Expense
  Interest on Long-Term Debt...................      3,643               4,080               (437)            3,738          (95)
  Other Interest Charges.......................        238                 292                (54)              274          (36)
  Amortization of Debt Expense.................        200                 201                 (1)              205           (5)
                                                   -------             -------             ------           -------        -----
       Total Interest and Debt Expense.........      4,081               4,573               (492)            4,217         (136)
                                                   -------             -------             ------           -------        -----
Net Income.....................................      5,736               5,432                304             5,654           82

Preferred Stock Dividend Requirement...........         38                  38                  0                38            0
                                                   -------             -------             ------           -------        -----
Net Income Applicable to Common Stockholders...     $5,698              $5,394               $304            $5,616          $82
                                                   =======             =======             ======           =======        =====
Weighted Average Common Shares Outstanding.....      2,789               2,749                 40             2,779           10
                                                   =======             =======             ======           =======        =====
Earnings Per Average Common Share..............      $2.04               $1.96              $0.08             $2.02        $0.02
                                                   =======             =======             ======           =======        =====
Dividends Per Common Share.....................      $1.64               $1.63              $0.01             $1.64        $0.00
                                                   =======             =======             ======           =======        =====



The accompanying notes are an integral part of these financial statements.

                                                                         Page 10
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

            SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
               FOR THE TWELVE MONTHS ENDED JUNE 30, 1994 AND 1993
                 AND FOR THE TWELVE MONTHS ENDED MARCH 31, 1994


                                                                                                            MARCH 31,
                                                              1994             1993           INCREASE        1994        INCREASE
                                                           (UNAUDITED)     (UNAUDITED)       (DECREASE)    (UNAUDITED)   (DECREASE)
                                                           -----------     -----------       ----------    -----------   ----------
                                                                                      (THOUSANDS OF DOLLARS)
Operating Revenues:
     Residential...........................................  $24,231         $23,241           $990         $24,204        $27
     Seasonal..............................................      504             534            (30)            531        (27)
     Commercial............................................    4,721           4,736            (15)          4,740        (19)
     Industrial............................................    1,900           1,931            (31)          1,861         39
     Public Authority......................................      911             862             49             914         (3)
     Metered Sales - Temporary and Non-Recurring...........       25              23              2              25          0
     Private Fire..........................................      849             823             26             847          2
     Public Fire...........................................    5,151           5,099             52           5,141         10
     CWIP Surcharge........................................        0               0              0               0          0
     Other.................................................       73              73              0              69          4
                                                             -------         -------         ------         -------       ----
     Revenues Billed.......................................   38,365          37,322          1,043          38,332         33
     Change in Revenues Accrued............................      (28)           (175)           147             (97)        69
                                                             -------         -------         ------         -------       ----
          Total Operating Revenue..........................  $38,337         $37,147         $1,190         $38,235       $102
                                                             =======         =======         ======         =======       ====


Taxes - Other Than Income Taxes
     Municipal Taxes.......................................   $3,459          $3,390            $69          $3,392        $67
     Payroll Taxes.........................................      495             474             21             499         (4)
     Connecticut Gross Earnings Tax........................    1,919           1,858             61           1,912          7
                                                             -------         -------         ------         -------       ----
          Total Other Taxes................................   $5,873          $5,722           $151          $5,803        $70
                                                             =======         =======         ======         =======       ====


Other Income
     Merchandising, Jobbing and Contracting - Net..........       $2              $6            ($4)            ($2)        $4
     Income from Lease of Other Physical Property - Net....       19              19              0              17          2
     Miscellaneous Non-Operating Income....................       32             (15)            47               9         23
     Miscellaneous Income Deductions.......................      (57)            (16)           (41)            (54)        (3)
                                                             -------         -------         ------         -------       ----
          Total Other Income...............................      ($4)            ($6)            $2            ($30)       $26
                                                             =======         =======         ======         =======       ====



The accompanying notes are an integral part of these financial statements.

                                                                         Page 11
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

               FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993


                                                                                           1994                     1993
                                                                                        (UNAUDITED)             (UNAUDITED)
                                                                                        -----------             -----------
                                                                                             (THOUSANDS OF DOLLARS)
Balance at Beginning of Period................................................             $7,790                 $6,985
Net Income....................................................................              1,086                  1,004
                                                                                           ------                 ------
                                                                                            8,876                  7,989
                                                                                           ------                 ------
Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share............................                  3                      3
     Cumulative Preferred, Series $.90, $.225 per share.......................                  6                      6
     Common Stock - 1994 $.41 per share; 1993 $.41 per share..................              1,151                  1,133
                                                                                           ------                 ------
                                                                                            1,160                  1,142
                                                                                           ------                 ------
Balance at End of Period......................................................             $7,716                 $6,847
                                                                                           ======                 ======

       FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993

Balance at Beginning of Period................................................             $8,092                 $7,102
Net Income....................................................................              2,195                  2,026
                                                                                           ------                 ------
                                                                                           10,287                  9,128

Charges Related to Redemption of Subsidiary's 9 1/2% Series Preferred Stock...                257                      0
                                                                                           ------                 ------
Dividends Declared:
     Cumulative Preferred, Class A, $.40 per share............................                  6                      6
     Cumulative Preferred, Series $.90, $.45 per share........................                 13                     13
     Common Stock - 1994 $.82 per share; 1993 $.82 per share..................              2,295                  2,262
                                                                                           ------                 ------
                                                                                            2,314                  2,281
                                                                                           ------                 ------
Balance at End of Period......................................................             $7,716                 $6,847
                                                                                           ======                 ======

      FOR THE TWELVE MONTHS ENDED JUNE 30, 1994 AND 1993

Balance at Beginning of Period................................................             $6,847                 $5,933
Net Income....................................................................              5,736                  5,432
                                                                                           ------                 ------
                                                                                           12,583                 11,365
                                                                                           ------                 ------
Charges Related to Redemption of Subsidiary's 9 1/2% Series Preferred Stock...                257                      0
                                                                                           ------                 ------
Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share............................                 12                     12
     Cumulative Preferred, Series $.90, $.90 per share........................                 26                     26
     Common Stock - 1994 $1.64 per share; 1993 $1.63 per share................              4,572                  4,480
                                                                                           ------                 ------
                                                                                            4,610                  4,518
                                                                                           ------                 ------
Balance at End of Period......................................................             $7,716                 $6,847
                                                                                           ======                 ======

The accompanying notes are an integral part of these financial statements.

                                                                         Page 12
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993


                                                                                                   1994                   1993
                                                                                                (UNAUDITED)             (UNAUDITED)
                                                                                                -----------             -----------
                                                                                                      (THOUSANDS OF DOLLARS)
Operating Activities:
  Net Income Before Preferred Dividends of Parent...................................               $2,195                 $2,026
                                                                                                   ------                 ------
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $68 in 1994, $103 in 1993 charged to other accounts)....                1,610                  1,608
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues......                  127                    529
      (Increase) Decrease in Other Current Assets...................................                  (40)                   177
      (Increase) Decrease in Other Non-Current Items................................                 (326)                   154
      Increase (Decrease) in Accounts Payable, Accrued
        Expenses and Other Current Liabilities......................................                 (674)                  (773)
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net.................................................                  481                    496
                                                                                                   ------                 ------
          Total Adjustments.........................................................                1,178                  2,191
                                                                                                   ------                 ------
          Net Cash Provided by Operating Activities.................................                3,373                  4,217
                                                                                                   ------                 ------
Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $11 in 1994 and $36 in 1993)........................               (1,410)                (2,282)
                                                                                                   ------                 ------
Financing Activities:
  Proceeds from Interim Bank Loans..................................................                4,750                  5,000
  Repayment of Interim Bank Loans...................................................               (3,950)                (4,983)
  Proceeds from Issuance of Long-Term Debt..........................................               12,050                      0
  Reduction of Long-Term Debt Including Current Portion.............................               (9,050)                  (150)
  Proceeds from Issuance of Common Stock............................................                  563                    560
  Retirement of Preferred Stock.....................................................               (3,030)                   (70)
  Charges Related to Redemption of Subsidiary's 9 1/2% Series Preferred Stock.......                 (257)                     0
  Advances, Contributions and Funds From Others for Construction, Net...............                  247                    780
  Costs Incurred to Issue Long-Term Debt, Preferred Stock, and Common Stock.........                 (661)                  (576)
  Cash Dividends Paid...............................................................               (2,314)                (2,281)
                                                                                                   ------                 ------
          Net Cash Provided by (Used in) Financing Activities.......................               (1,652)                (1,720)
                                                                                                   ------                 ------
Net Increase (Decrease) in Cash.....................................................                  311                    215
Cash at Beginning of Year...........................................................                   44                     60
                                                                                                   ------                 ------
Cash at End of Year.................................................................                 $355                   $275
                                                                                                   ======                 ======
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)...........................................               $1,887                 $2,094
    Income Taxes....................................................................               $1,880                 $2,202



The accompanying notes are an integral part of these financial statements.

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

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed:

                                                   3 Months Ended                 12 Months Ended
                                              -----------------------     ----------------------------------
                                               6/30/94       6/30/93      6/30/94      6/30/93      12/31/93
                                               -------       -------      -------      -------      --------
 Common Shares Outstanding:
          January 1, 1993                         --           --           --           --         2,751,331
          July 1, 1993 & 1992
             respectively                         --           --        2,772,944    2,731,210        --
          April 1, 1994 & 1993
             respectively                     2,803,401     2,763,302       --           --            --
 Common Shares Issued:
          To PSP - July 12, 1992                  --           --           --            2,338        --
          To DRIP - Sept. 15, 1992                --           --           --            8,176        --
          To DRIP - December 15, 1992             --           --           --            9,607        --
          To PSP - Feb. 2, 1993                   --           --           --            3,074         3,074
          To DRIP - March 15, 1993                --           --           --            8,451         8,451
          To 401-K - March 30, 1993               --           --           --              446           446
          To DRIP - June 15,1993                  --            9,186       --            9,186         9,186
          To 401-K - June 30, 1993                --              456       --              456           456
          To DRIP - Sept 15, 1993                 --           --            7,965       --             7,965
          To 401-K - Sept. 30, 1993               --           --              421       --               421
          To DRIP - Dec. 15, 1993                 --           --            8,647       --             8,647
          To PSP - Jan. 21, 1994                  --           --            4,061       --            --
          To DRIP - March 15, 1994                --           --            8,798       --            --
          To 401-K - March 30, 1994               --           --              565       --            --
          To DRIP - June 15, 1994                  9,878       --            9,878       --            --
          To 401-K - June 30, 1994                   637       --              637       --            --
                                               ---------    ---------    ---------    ---------      --------
 Common Shares Outstanding:
          June 30, 1994 & 1993
             respectively                      2,813,916    2,772,944    2,813,916    2,772,944
                                               =========    =========    =========    =========
          December 31, 1993                                                                         2,789,977
                                                                                                    =========
 Weighted Average Common Shares Outstanding:
          Days outstanding basis               2,805,145    2,764,922    2,789,211    2,749,420     2,769,347
                                               =========    =========    =========    =========     =========

DRIP  =  Dividend Reinvestment Plan
PSP   =  Performance Stock Program
401-K =  Company contribution to employees' 401-K savings plan

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATION

LIQUIDITY AND CORPORATE RESOURCES

         At June 30, 1994 the Company had $7,250,000 of unused lines of interim bank loan credit available.

         On January 4, 1994, the Subsidiary issued a $4,050,000, 6.94%, Series V, First Mortgage Bond, maturing January, 2029, the proceeds of which were used to redeem the 9 3/8%, Series L, and 8 1/2%, Series O, First Mortgage Bonds. An additional $8,000,000, 6.94%, Series V, First Mortgage Bond was issued on March 15, 1994. The 30,000 shares of $100 par, 9 1/2% Preferred Stock, with an outstanding balance of $3,000,000, was redeemed with a portion of the proceeds of this transaction. On May 1, 1994 the remaining $5,000,000 was used to redeem the 10%, Series P, First Mortgage Bond.

         In May, 1994 the Company's Board of Directors approved a $1,000,000 increase in capital expenditures in 1994 for improvements to the water distribution system. This increase will be funded primarily through increased interim bank borrowings. Capital spending for 1994 is now expected to total $5,750,000.

RESULT OF OPERATIONS

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1994 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended June 30, 1994 increased from that of June 30, 1993 by $82,000, or $.02 per average common share, on an increased number of average common shares as a result of a $136,000 decrease in interest and debt expense and a $92,000 increase in other income and deductions, partially offset by a $146,000 decrease in operating income.

         The decrease in interest and debt expense reflects the reduction in the long-term debt interest cost achieved through the 1993 and 1994 long-term debt refinancings.

         The increase in other income and deductions is due primarily to a decrease of $74,000 in preferred dividends of Subsidiary resulting from the redemption of the 9.5% Preferred Stock.

         Operating revenues increased $102,000, or 1.1%, reflecting greater residential and industrial customer water consumption.

         The $248,000 increase in operating expenses is primarily attributable to increased income taxes related to higher taxable income, $80,000, increased maintenance expense primarily due to an increase in preventative maintenance programs, $79,000, increased depreciation expense, $15,000, an increase in taxes other than income taxes, $70,000, and a $4,000 increase in operation expenses.

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE SIX MONTHS ENDED JUNE 30, 1994 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the six months ended June 30, 1994 increased from that of June 30, 1993 by $169,000, or $.05 per average common share, on an increased number of average common shares as a result of a $206,000 increase in operating revenues, a $79,000 increase in other income and deductions, and a $257,000 decrease in interest and debt expense, partially offset by a $373,000 increase in operating expenses.

         Operating revenues increased $206,000, or 1.2%, reflecting higher water consumption from residential and industrial customers.

         The increase in other income and deductions is due primarily to a decrease of $75,000 in preferred dividends of Subsidiary resulting from the redemption of the 9.5% Preferred Stock.

         The decrease in interest and debt expense reflects the reduction in the long-term debt interest cost achieved through the 1993 and 1994 long-term debt refinancings.

         The $373,000 increase in operating expenses is primarily attributable to increased income taxes related to the higher taxable income, $173,000, increased maintenance expense primarily due to an increase in preventative maintenance programs, $136,000, increased depreciation expense, $35,000, and an increase in taxes other than income taxes, $92,000, partially offset by a $63,000 reduction in operation expenses due primarily to reductions in employee benefit costs.

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


                                                 Connecticut Water Service, Inc.
                                                          (Registrant)



Date:    August 10, 1994                   By:   s/s Bertram L. Lenz

                                                 Bertram L. Lenz
                                                 Vice President - Finance




Date:    August 10, 1994                   By:   s/s Peter J. Bancroft

                                                 Peter J. Bancroft
                                                 Assistant Treasurer