Form 10-Q
period 1994-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 1994-11-10
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
            September 30, 1994                OR
            -----------------------

   ( )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                      TO
            -----------------------           -----------------------

Commission File Number             0-8084
                       ----------------------------

                       Connecticut Water Service, Inc.
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Connecticut                                  06-0739839
- - -------------------------------------         ---------------------------------
 (State or other jurisdiction of                   (I.R.S.  Employer
 incorporation or organization)                    Identification No.)


               93 West Main Street, Clinton, CT                06413
- - -------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

                                 (203) 669-8636
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- - -------------------------------------------------------------------------------
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

                                   2,829,933
- - -------------------------------------------------------------------------------
        Number of shares of common stock outstanding, September 30, 1994

                        CONNECTICUT WATER SERVICE, INC.

                                Financial Report
                          September 30, 1994 and 1993


                               TABLE OF CONTENTS

PART I, ITEM 1:  Financial Statements

Consolidated Balance Sheets at September 30, 1994                                             Page 3
   and December 31, 1993                                                                      Page 3a

Consolidated Statements of Capitalization at
   September 30, 1994 and December 31, 1993                                                   Page 4

Consolidated Statements of Income for Three Months
   Ended September 30, 1994 and 1993                                                          Page 5

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Three Months
   Ended September 30, 1994 and 1993                                                          Page 6

Consolidated Statements of Income for Nine Months
   Ended September 30, 1994 and 1993                                                          Page 7

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Nine Months
   Ended September 30, 1994 and 1993                                                          Page 8

Consolidated Statements of Income for Twelve Months
   Ended September 30, 1994 and 1993 and for Twelve Months
   Ended June 30, 1994                                                                        Page 9

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Twelve Months
   Ended September 30, 1994 and 1993 and for Twelve Months
   Ended June 30, 1994                                                                        Page 10

Consolidated Statements of Retained Earnings for Three
   Months Ended September 30, 1994 and 1993                                                   Page 11

Consolidated Statements of Retained Earnings for Nine
   Months Ended September 30, 1994 and 1993                                                   Page 11

Consolidated Statements of Retained Earnings for Twelve
  Months Ended September 30, 1994 and 1993                                                    Page 11

Consolidated Statements of Cash Flows for Nine Months
   Ended September 30, 1994 and 1993                                                          Page 12

Notes to Consolidated Financial Statements                                                    Page 13

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                               Page 14

Signature Page                                                                                Page 15

                                                                          Page 3
                 Connecticut Water Service, Inc. and Subsidiary

                          CONSOLIDATED BALANCE SHEETS
                  At September 30, 1994 and December 31, 1993

                                                                           SEPT. 30,
                                                                             1994      DEC. 31,
                                                                          (UNAUDITED)    1993
                                                                          -----------  --------
ASSETS
- - ------
                                                                          (THOUSANDS OF DOLLARS)
Utility Plant
  Utility Plant...........................................................  $178,151   $176,308
  Construction Work in Progress...........................................     3,310      2,596
  Utility Plant Acquisition Adjustments...................................    (1,206)    (1,206)
                                                                           ----------  ---------

                                                                             180,255    177,698
  Accumulated Provision for Depreciation..................................   (41,849)   (40,130)
                                                                           ----------  ---------

    Net Utility Plant.....................................................   138,406    137,568
                                                                           ----------  ---------

Investments
  Unconsolidated Subsidiary at Underlying Equity..........................        35         35
  Other...................................................................       754        727
                                                                           ----------  ---------

    Total Investments.....................................................       789        762
                                                                           ----------  ---------

Current Assets
  Cash....................................................................       101         44
  Accounts Receivable (Less Allowance, 1994 - $244; 1993 - $166)..........     3,945      3,423
  Accrued Unbilled Revenues...............................................     3,200      2,800
  Materials and Supplies, at Average Cost.................................       647        681
  Prepayments and Other Current Assets....................................     1,290        255
                                                                           ----------  ---------

    Total Current Assets..................................................     9,183      7,203
                                                                           ----------  ---------
Deferred Charges
   Unamortized Debt Issuance Expense......................................     5,635      5,111
   Receivables from Customers for Unrecovered Future Income Taxes.........     9,250     10,000
   Receivables from Customers for Unrecovered SFAS 106 Postretirement
      Medical and Dental Benefits.........................................       800        640
   Reynolds Bridge Well Field Contamination Clean Up Costs................     1,254        912
   Prepaid Income Taxes on Contributions in Aid of Construction...........       511        439
   Other Costs............................................................       863        445
                                                                           ----------  ---------

    Total Deferred Charges................................................    18,313     17,547
                                                                           ----------  ---------

      Total Assets........................................................  $166,691   $163,080
                                                                           ==========  =========

  The accompanying notes are an integral part of these financial statements.

                                                                         Page 3a
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                  AT SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                                                           SEPT. 30,
                                                                             1994      DEC. 31,
                                                                          (UNAUDITED)    1993
                                                                          ----------  ---------
CAPITALIZATION AND LIABILITIES
- - ------------------------------
                                                                          (Thousands of dollars)
Capitalization (See accompanying statements)
  Common Stockholders' Equity.............................................   $47,094    $45,160
  Preferred Stock.........................................................       772        772
  Preferred Stock with Mandatory Redemption Provisions....................         0      2,976
  Long-Term Debt .........................................................    54,600     51,600
                                                                           ----------  ---------

    Total Capitalization..................................................   102,466    100,508
                                                                           ----------  ---------


Current Liabilities
  Interim Bank Loans Payable..............................................     4,689      3,950
  Current Portion of Long-Term Debt.......................................         0          0
  Current Portion of Preferred Stock......................................        30         30
  Accounts Payable........................................................     2,635      2,574
  Accrued Taxes...........................................................     2,231      1,466
  Accrued Interest........................................................       663      1,196
  Other...................................................................     1,346      1,263
                                                                           ----------  ---------

    Total Current Liabilities.............................................    11,594     10,479
                                                                           ----------  ---------

Advances for Construction.................................................    11,986     11,584
                                                                           ----------  ---------

Contributions in Aid of Construction......................................    18,133     18,128
                                                                           ----------  ---------

Deferred Federal Income Taxes.............................................    10,173      9,408
                                                                           ----------  ---------

Unfunded Future Income Taxes..............................................     9,250     10,000
                                                                           ----------  ---------

Unfunded SFAS 106 Postretirement Medical and Dental Benefits..............       800        640
                                                                           ----------  ---------

Unamortized Investment Tax Credits........................................     2,289      2,333
                                                                           ----------  ---------

      Total Capitalization and Liabilities................................  $166,691   $163,080
                                                                           ==========  =========

  The accompanying notes are an integral part of these financial statements.

                                                                          Page 4
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                  AT SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                                                                     SEPT. 30,
                                                                                       1994      DEC. 31,
                                                                                    (UNAUDITED)    1993
                                                                                    -----------  ---------
                                                                                    (THOUSANDS OF DOLLARS)
Common Stockholders' Equity
  Common Stock Without Par Value Authorized - 7,500,000 Shares;
    Shares Issued and Outstanding: 1994 - 2,829,933; 1993 - 2,789,977...............   $39,164    $38,218
    Stock Issuance Expense..........................................................    (1,150)    (1,150)
    Retained Earnings...............................................................     9,080      8,092
                                                                                    -----------  ---------
    Total Common Stockholders' Equity...............................................    47,094     45,160
                                                                                    -----------  ---------
Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share.....................       300        300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share..........       472        472
                                                                                    -----------  ---------
         Total Preferred Stock of Connecticut Water Service, Inc....................       772        772
                                                                                    -----------  ---------
Cumulative Preferred Stock of The Connecticut Water Company, with
  Mandatory Redemption Provisions, Voting, $100 Par Value; Authorized
  50,000 Shares, Issued and Outstanding:
                        SHARES
                  -----------------
    SERIES          1994     1993
  ---------       -------- --------
    4 3/4%             300      600 ................................................        30         60
    9 1/2%               0   30,000 ................................................         0      3,000
    Stock Issuance Expense..........................................................         0        (54)
                                                                                    -----------  ---------
                                                                                            30      3,006
     Less Current Portion of Preferred Stock........................................        30         30
                                                                                    -----------  ---------
        Total Preferred Stock of The Connecticut Water Company......................         0      2,976
                                                                                    -----------  ---------

Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      9 3/8%  Series L, due 1997....................................................         0      1,800
      8 1/2%  Series O, due 1999....................................................         0      2,250
      10%     Series P, due 2004....................................................         0      5,000
      6.9%    Series Q, due 2021....................................................    10,000     10,000
      5 7/8%  Series R, due 2022....................................................    15,000     15,000
      6.65%   Series S, due 2020....................................................     8,000      8,000
      5 3/4%  Series T, due 2028....................................................     5,000      5,000
      5.3%    Series U, due 2028....................................................     4,550      4,550
      6.94%   Series V, due 2029....................................................    12,050          0
                                                                                    -----------  ---------
                                                                                        54,600     51,600
    Less Current Portion of Long-Term Debt..........................................         0          0
                                                                                    -----------  ---------
        Total Long-Term Debt........................................................    54,600     51,600
                                                                                    -----------  ---------
          Total Capitalization......................................................  $102,466   $100,508
                                                                                    ===========  =========


  The accompanying notes are an integral part of these financial statements.

                                                                          Page 5
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                                       1994             1993      INCREASE
                                                                    (UNAUDITED)     (UNAUDITED)  (DECREASE)
                                                                    -----------     -----------  ----------
                                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues (See accompanying schedule)......................  $11,022          $11,230      ($208)
                                                                    ----------      -----------  ---------
Operating Expenses
  Operation.........................................................    3,161            3,012        149
  Maintenance.......................................................      405              386         19
  Depreciation......................................................      771              765          6
  Federal Income Taxes..............................................    1,443            1,588       (145)
  Connecticut Corporation Business Taxes............................      348              436        (88)
  Taxes Other Than Income Taxes
    (See accompanying schedule).....................................    1,427            1,542       (115)
                                                                    ----------      -----------  ---------

       Total Operating Expenses.....................................    7,555            7,729       (174)
                                                                    ----------      -----------  ---------

Utility Operating Income............................................    3,467            3,501        (34)
                                                                    ----------      -----------  ---------

Other Income (Deductions)
  Interest..........................................................       26               24          2
  Allowance for Funds Used During Construction......................       30               17         13
  Preferred Stock Dividends of Subsidiary...........................       (1)             (72)        71
  Other (See accompanying schedule).................................        6              (42)        48
  Taxes on Other Income.............................................        4               10         (6)
                                                                    ----------      -----------  ---------

       Total Other Income (Deductions)..............................       65              (63)       128
                                                                    ----------      -----------  ---------

Interest and Debt Expense
  Interest on Long-Term Debt........................................      854              953        (99)
  Other Interest Charges............................................      102               50         52
  Amortization of Debt Expense......................................       48               53         (5)
                                                                    ----------      -----------  ---------

       Total Interest and Debt Expense..............................    1,004            1,056        (52)
                                                                    ----------      -----------  ---------

Net Income..........................................................    2,528            2,382        146

Preferred Stock Dividend Requirement................................       10               10          0
                                                                    ----------      -----------  ---------

Net Income Applicable to Common Stockholders........................   $2,518           $2,372       $146
                                                                    ==========      ===========  =========

Weighted Average Common Shares Outstanding..........................    2,817            2,774         43
                                                                    ==========      ===========  =========

Earnings Per Average Common Share...................................    $0.89            $0.86      $0.03
                                                                    ==========      ===========  =========

Dividends Per Common Share..........................................    $0.41            $0.41      $0.00
                                                                    ==========      ===========  =========

  The accompanying notes are an integral part of these financial statements.

                                                                          Page 6
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

            SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                                       1994            1993       INCREASE
                                                                    (UNAUDITED)     (UNAUDITED)  (DECREASE)
                                                                    -----------     -----------  ----------
                                                                                (THOUSANDS OF DOLLARS)
Operating Revenues:
     Residential....................................................   $6,651           $6,899      ($248)
     Seasonal.......................................................      140               84         56
     Commercial.....................................................    1,352            1,365        (13)
     Industrial.....................................................      544              527         17
     Public Authority...............................................      252              281        (29)
     Metered Sales - Temporary and Non-Recurring....................       18               17          1
     Private Fire...................................................      214              210          4
     Public Fire....................................................    1,292            1,283          9
     Other..........................................................       14               11          3
                                                                     ---------        ---------   --------
     Revenues Billed................................................   10,477           10,677       (200)
     Change in Revenues Accrued.....................................      545              553         (8)
                                                                     ---------        ---------   --------

          Total Operating Revenue...................................  $11,022          $11,230      ($208)
                                                                     =========        =========   ========


Taxes - Other Than Income Taxes
     Municipal Taxes................................................     $769             $872      ($103)
     Payroll Taxes..................................................      109              109          0
     Connecticut Gross Earnings Tax.................................      549              561        (12)
                                                                     ---------        ---------   --------
          Total Other Taxes.........................................   $1,427           $1,542      ($115)
                                                                     =========        =========   ========


Other Income
     Merchandising, Jobbing and Contracting - Net...................      $10               $1         $9
     Income from Lease of Other Physical Property - Net.............        5                5          0
     Miscellaneous Non-Operating Income.............................       (6)              (1)        (5)
     Miscellaneous Income Deductions................................       (3)             (47)        44
                                                                     ---------        ---------   --------
          Total Other Income........................................       $6             ($42)       $48
                                                                     =========        =========   ========

  The accompanying notes are an integral part of these financial statements.

                                                                          Page 7
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                                       1994            1993       INCREASE
                                                                    (UNAUDITED)     (UNAUDITED)  (DECREASE)
                                                                    -----------     -----------  ----------
                                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues (See accompanying schedule)......................  $29,087          $29,089        ($2)
                                                                     ---------        ---------   --------

Operating Expenses
  Operation.........................................................    9,714            9,628         86
  Maintenance.......................................................    1,292            1,137        155
  Depreciation......................................................    2,311            2,270         41
  Federal Income Taxes..............................................    3,060            3,061         (1)
  Connecticut Corporation Business Taxes............................      789              848        (59)
  Taxes Other Than Income Taxes
    (See accompanying schedule).....................................    4,335            4,358        (23)
                                                                     ---------        ---------   --------

       Total Operating Expenses.....................................   21,501           21,302        199
                                                                     ---------        ---------   --------

Utility Operating Income............................................    7,586            7,787       (201)
                                                                     ---------        ---------   --------

Other Income (Deductions)
  Interest..........................................................       74               75         (1)
  Allowance for Funds Used During Construction......................       41               53        (12)
  Preferred Stock Dividends of Subsidiary...........................      (73)            (219)       146
  Other (See accompanying schedule).................................       23              (50)        73
  Taxes on Other Income.............................................       23               22          1
                                                                     ---------        ---------   --------

       Total Other Income (Deductions)..............................       88             (119)       207
                                                                     ---------        ---------   --------

Interest and Debt Expense
  Interest on Long-Term Debt........................................    2,600            2,911       (311)
  Other Interest Charges............................................      210              193         17
  Amortization of Debt Expense......................................      141              156        (15)
                                                                     ---------        ---------   --------

       Total Interest and Debt Expense..............................    2,951            3,260       (309)
                                                                     ---------        ---------   --------

Net Income..........................................................    4,723            4,408        315

Preferred Stock Dividend Requirement................................       29               29          0
                                                                     ---------        ---------   --------

Net Income Applicable to Common Stockholders........................   $4,694           $4,379       $315
                                                                     =========        =========   ========

Weighted Average Common Shares Outstanding..........................    2,806            2,765         41
                                                                     =========        =========   ========

Earnings Per Average Common Share...................................    $1.67            $1.58      $0.09
                                                                     =========        =========   ========

Dividends Per Common Share..........................................    $1.23            $1.23      $0.00
                                                                     =========        =========   ========

  The accompanying notes are an integral part of these financial statements.

                                                                          Page 8
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

            SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                                       1994            1993       INCREASE
                                                                    (UNAUDITED)     (UNAUDITED)  (DECREASE)
                                                                    -----------     -----------  ----------
                                                                               (THOUSANDS OF DOLLARS)
Operating Revenues:
     Residential....................................................  $18,021          $18,084       ($63)
     Seasonal.......................................................      404              404          0
     Commercial.....................................................    3,531            3,575        (44)
     Industrial.....................................................    1,463            1,397         66
     Public Authority...............................................      660              683        (23)
     Metered Sales - Temporary and Non-Recurring....................       30               24          6
     Private Fire...................................................      640              628         12
     Public Fire....................................................    3,877            3,843         34
     Other..........................................................       61               56          5
                                                                    ----------       ----------    -------
     Revenues Billed................................................   28,687           28,694         (7)
     Change in Revenues Accrued.....................................      400              395          5
                                                                    ----------       ----------    -------

          Total Operating Revenue...................................  $29,087          $29,089        ($2)
                                                                    ==========       ==========    =======


Taxes - Other Than Income Taxes
     Municipal Taxes................................................   $2,480           $2,526       ($46)
     Payroll Taxes..................................................      400              378         22
     Connecticut Gross Earnings Tax.................................    1,455            1,454          1
                                                                    ----------       ----------    -------

          Total Other Taxes.........................................   $4,335           $4,358       ($23)
                                                                    ==========       ==========    =======


Other Income
     Merchandising, Jobbing and Contracting - Net...................       $7               $5         $2
     Income from Lease of Other Physical Property - Net.............       17               14          3
     Miscellaneous Non-Operating Income.............................        5              (22)        27
     Miscellaneous Income Deductions................................       (6)             (47)        41
                                                                    ----------       ----------    -------

          Total Other Income........................................      $23             ($50)       $73
                                                                    ==========       ==========    =======

The accompanying notes are an integral part of these financial statements.

                                                                          Page 9
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                 AND FOR THE TWELVE MONTHS ENDED JUNE 30, 1994

                                                               SEPTEMBER 30,                              JUNE 30,
                                                           1994            1993         INCREASE            1994         INCREASE
                                                        (UNAUDITED)     (UNAUDITED)    (DECREASE)       (UNAUDITED)     (DECREASE)
                                                        -----------     -----------    ----------       -----------     ----------
                                                                           (In thousands except per share amounts)
Operating Revenues (See accompanying schedule)..........  $38,129          $37,796          $333           $38,337        ($208)
                                                        ----------       ----------      --------      ------------     --------
Operating Expenses
  Operation.............................................   12,950           13,065          (115)           12,801          149
  Maintenance...........................................    1,948            1,471           477             1,929           19
  Depreciation..........................................    3,078            2,983            95             3,072            6
  Federal Income Taxes..................................    3,709            3,524           185             3,854         (145)
  Connecticut Corporation Business Taxes................      904              914           (10)              992          (88)
  Taxes Other Than Income Taxes
    (See accompanying schedule).........................    5,758            5,771           (13)            5,873         (115)
                                                        ----------       ----------      --------      ------------    ---------

       Total Operating Expenses.........................   28,347           27,728           619            28,521         (174)
                                                        ----------       ----------      --------      ------------    ---------

Utility Operating Income................................    9,782           10,068          (286)            9,816          (34)
                                                        ----------       ----------      --------      ------------    ---------

Other Income (Deductions)
  Interest..............................................      104              102             2               102            2
  Allowance for Funds Used During Construction..........       59              132           (73)               46           13
  Preferred Stock Dividends of Subsidiary...............     (144)            (291)          147              (215)          71
  Other (See accompanying schedule).....................       44              (34)           78                (4)          48
  Taxes on Other Income.................................       66               19            47                72           (6)
                                                        ----------       ----------      --------      ------------    ---------

       Total Other Income (Deductions)..................      129              (72)          201                 1          128
                                                        ----------       ----------      --------      ------------    ---------

Interest and Debt Expense
  Interest on Long-Term Debt............................    3,544            3,900          (356)            3,643          (99)
  Other Interest Charges................................      290              280            10               238           52
  Amortization of Debt Expense..........................      195              208           (13)              200           (5)
                                                        ----------       ----------      --------      ------------    ---------

       Total Interest and Debt Expense..................    4,029            4,388          (359)            4,081          (52)
                                                        ----------       ----------      --------      ------------    ---------

Net Income..............................................    5,882            5,608           274             5,736          146

Preferred Stock Dividend Requirement....................       38               38             0                38            0
                                                        ----------       ----------      --------      ------------    ---------

Net Income Applicable to Common Stockholders............   $5,844           $5,570          $274            $5,698         $146
                                                        ==========       ==========      ========      ============    =========

Weighted Average Common Shares Outstanding..............    2,800            2,759            41             2,789           11
                                                        ==========       ==========      ========      ============    =========

Earnings Per Average Common Share.......................    $2.09            $2.02         $0.07             $2.04        $0.05
                                                        ==========       ==========      ========      ============    =========

Dividends Per Common Share..............................    $1.64            $1.64         $0.00             $1.64        $0.00
                                                        ==========       ==========      ========      ============    =========

  The accompanying notes are an integral part of these financial statements.

                                                                         Page 10
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

            SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
            FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                 AND FOR THE TWELVE MONTHS ENDED JUNE 30, 1994


                                                                  SEPTEMBER 30,                                             JUNE 30,
                                                               1994            1993          INCREASE        1994         INCREASE
                                                            (UNAUDITED)     (UNAUDITED)     (DECREASE)    (UNAUDITED)     (DECREASE)
                                                            ----------      -----------     ----------    -----------     ----------
                                                                                     (THOUSANDS OF DOLLARS)
Operating Revenues:
     Residential............................................  $23,983          $23,831          $152        $24,231         ($248)
     Seasonal...............................................      560              453           107            504            56
     Commercial.............................................    4,708            4,764           (56)         4,721           (13)
     Industrial.............................................    1,917            1,877            40          1,900            17
     Public Authority.......................................      882              890            (8)           911           (29)
     Metered Sales - Temporary and Non-Recurring............       32               25             7             25             7
     Private Fire...........................................      853              834            19            849             4
     Public Fire............................................    5,160            5,115            45          5,151             9
     Other..................................................       70               67             3             73            (3)
                                                             ---------       ----------      --------     ----------      --------
     Revenues Billed........................................   38,165           37,856           309         38,365          (200)
     Change in Revenues Accrued.............................      (36)             (60)           24            (28)           (8)
                                                             ---------       ----------      --------     ----------      --------

          Total Operating Revenue...........................  $38,129          $37,796          $333        $38,337         ($208)
                                                             =========       ==========      ========     ==========      ========


Taxes - Other Than Income Taxes
     Municipal Taxes........................................   $3,356           $3,403          ($47)        $3,459         ($103)
     Payroll Taxes..........................................      495              478            17            495             0
     Connecticut Gross Earnings Tax.........................    1,907            1,890            17          1,919           (12)
                                                             ---------       ----------      --------     ----------      --------

          Total Other Taxes.................................   $5,758           $5,771          ($13)        $5,873         ($115)
                                                             =========       ==========      ========     ==========      ========


Other Income
     Merchandising, Jobbing and Contracting - Net...........      $11               $9            $2             $2            $9
     Income from Lease of Other Physical Property - Net.....       19               17             2             19             0
     Miscellaneous Non-Operating Income.....................       26               (4)           30             32            (6)
     Miscellaneous Income Deductions........................      (12)             (56)           44            (57)           45
                                                             ---------       ----------      --------     ----------      --------

          Total Other Income................................      $44             ($34)          $78            ($4)          $48
                                                             =========       ==========      ========     ==========      ========

  The accompanying notes are an integral part of these financial statements.

                                                                         Page 11
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                                                        1994           1993
                                                                                     (UNAUDITED)    (UNAUDITED)
                                                                                     -----------    -----------
                                                                                      (THOUSANDS OF DOLLARS)
Balance at Beginning of Period......................................................    $7,716        $6,847
Net Income..........................................................................     2,528         2,382
                                                                                     ----------      --------
                                                                                        10,244         9,229
                                                                                     ----------      --------

Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share..................................         3             3
     Cumulative Preferred, Series $.90, $.225 per share.............................         7             7
     Common Stock - 1994 $.41 per share; 1993 $.41 per share........................     1,154         1,137
                                                                                     ----------      --------
                                                                                         1,164         1,147
                                                                                     ----------      --------

Balance at End of Period............................................................    $9,080        $8,082
                                                                                     ==========      ========

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

Balance at Beginning of Period......................................................    $8,092        $7,102
Net Income..........................................................................     4,723         4,408
                                                                                     ----------      --------
                                                                                        12,815        11,510
                                                                                     ----------      --------

Charges Related to Redemption of Subsidiary's 9 1/2% Series Preferred Stock.........       257             0
                                                                                     ----------      --------

Dividends Declared:
     Cumulative Preferred, Class A, $.60 per share..................................         9             9
     Cumulative Preferred, Series $.90, $.675 per share.............................        20            20
     Common Stock - 1994 $1.23 per share; 1993 $1.23 per share......................     3,449         3,399
                                                                                     ----------      --------
                                                                                         3,478         3,428
                                                                                     ----------      --------

Balance at End of Period............................................................    $9,080        $8,082
                                                                                     ==========      ========

            FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

Balance at Beginning of Period......................................................    $8,082        $7,036
Net Income..........................................................................     5,882         5,608
                                                                                     ----------      --------
                                                                                        13,964        12,644
                                                                                     ----------      --------

Charges Related to Redemption of Subsidiary's 9 1/2% Series Preferred Stock.........       257             0
                                                                                     ----------      --------

Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share..................................        12            12
     Cumulative Preferred, Series $.90, $.90 per share..............................        26            26
     Common Stock - 1994 $1.64 per share; 1993 $1.64 per share......................     4,589         4,524
                                                                                     ----------      --------
                                                                                         4,627         4,562
                                                                                     ----------      --------

Balance at End of Period............................................................    $9,080        $8,082
                                                                                     ==========      ========

  The accompanying notes are an integral part of these financial statements.

                                                                         Page 12
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                                                       1994           1993
                                                                                    (UNAUDITED)    (UNAUDITED)
                                                                                    -----------    -----------
                                                                                      (THOUSANDS OF DOLLARS)
Operating Activities:
  Net Income Before Preferred Dividends of Parent...................................    $4,723        $4,408
                                                                                     ----------    ----------

 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $102 in 1994, $144 in 1993 charged to other accounts)...     2,415         2,414
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues......      (922)         (592)
      (Increase) Decrease in Other Current Assets...................................    (1,001)         (631)
      (Increase) Decrease in Other Non-Current Items................................      (664)          (33)
      Increase (Decrease) in Accounts Payable, Accrued
        Expenses and Other Current Liabilities......................................       376           395
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net.................................................       721           706
                                                                                     ----------    ----------
          Total Adjustments.........................................................       925         2,259
                                                                                     ----------    ----------

          Net Cash Provided by Operating Activities.................................     5,648         6,667
                                                                                     ----------    ----------

Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $41 in 1994 and $53 in 1993)........................    (3,290)       (3,673)
                                                                                     ----------    ----------

Financing Activities:
  Proceeds from Interim Bank Loans..................................................     4,689         4,975
  Repayment of Interim Bank Loans...................................................    (3,950)       (4,983)
  Proceeds from Issuance of Long-Term Debt..........................................    12,050         9,550
  Reduction of Long-Term Debt Including Current Portion.............................    (9,050)       (9,700)
  Proceeds from Issuance of Common Stock............................................       946           799
  Retirement of Preferred Stock.....................................................    (3,030)         (102)
  Charges Related to Redemption of Subsidiary's 9 1/2% Series Preferred Stock.......      (257)            0
  Advances, Contributions and Funds From Others for Construction, Net...............       444           916
  Costs Incurred to Issue Long-Term Debt, Preferred Stock, and Common Stock.........      (665)       (1,050)
  Cash Dividends Paid...............................................................    (3,478)       (3,428)
                                                                                     ----------    ----------

          Net Cash Provided by (Used in) Financing Activities.......................    (2,301)       (3,023)
                                                                                     ----------    ----------

Net Increase (Decrease) in Cash.....................................................        57           (29)
Cash at Beginning of Year...........................................................        44            60
                                                                                     ----------    ----------

Cash at End of Year.................................................................      $101           $31
                                                                                     ==========    ==========
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)...........................................    $3,343        $3,461
    Income Taxes....................................................................    $2,555        $2,875

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

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed:



                                                            3 Months Ended                      12 Months Ended
                                                      ---------------------------     --------------------------------------
                                                        9/30/94          9/30/93        9/30/94      9/30/93       12/31/93
                                                        -------          -------        -------      -------       --------
Common Shares Outstanding:
        January 1, 1993                                   --               --             --           --          2,751,331
        October 1, 1993 & 1992
           respectively                                   --               --          2,781,330    2,741,724         --
        July 1, 1994 & 1993 respectively              2,813,916         2,772,944         --           --             --
Common Shares Issued:
        To DRIP - December 15, 1992                       --               --             --            9,607         --
        To PSP - Feb. 2, 1993                             --               --             --            3,074          3,074
        To DRIP - March 15, 1993                          --               --             --            8,451          8,451
        To 401-K - March 30, 1993                         --               --             --              446            446
        To DRIP - June 15,1993                            --               --             --            9,186          9,186
        To 401-K - June 30, 1993                          --               --             --              456            456
        To DRIP - Sept 15, 1993                           --                7,965         --            7,965          7,965
        To 401-K - Sept. 30, 1993                         --                  421         --              421            421
        To DRIP - Dec. 15, 1993                           --               --              8,647       --              8,647
        To PSP - Jan. 21, 1994                            --               --              4,061       --             --
        To DRIP - March 15, 1994                          --               --              8,798       --             --
        To 401-K - March 30, 1994                         --               --                565       --             --
        To DRIP - June 15, 1994                           --               --              9,878       --             --
        To 401-K - June 30, 1994                          --               --                637       --             --
        To DRIP - Sept. 15, 1994                         15,397            --             15,397       --             --
        To 401-K - Sept. 30, 1994                           620            --                620       --             --
                                                      ---------         ---------      ---------    ---------       --------
Common Shares Outstanding:
        September 30, 1994 & 1993
           respectively                               2,829,933         2,781,330      2,829,933    2,781,330
                                                      =========         =========      =========    =========

        December 31, 1993                                                                                          2,789,977
                                                                                                                   =========

Weighted Average Common Shares Outstanding:
Days outstanding basis                                2,816,600         2,774,334      2,799,864    2,759,428      2,769,347
                                                      =========         =========      =========    =========      =========

DRIP  =  Dividend Reinvestment Plan
PSP   =  Performance Stock Program
401-K =  Company contribution to employees' 401-K savings plan

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATION

LIQUIDITY AND CORPORATE RESOURCES
- - ---------------------------------

         At September 30, 1994 the Company had $7,310,648 of unused lines of interim bank loan credit available.

         During this quarter the Company initiated an extension of its Dividend Reinvestment Plan (DRIP) allowing the Company to sell stock to customers of its Subsidiary, The Connecticut Water Company. The investment dates for the DRIP is the 15th day of each calendar quarter. Approximately 50% of the Subsidiary's customers had received a prospectus by September 15, 1994. Approximately $125,000 was received from the issuance of 5,000 new shares of common stock. All customers will have received the prospectus by the end of October or the first week in November.

RESULT OF OPERATIONS
- - --------------------

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended September 30, 1994 increased from that of September 30, 1993 by $146,000, or $.03 per average common share, on an increased number of average common shares. The $208,000 decrease in operating revenues during this quarter was more than offset by a $174,000 decrease in operating expense (primarily income taxes), a $128,000 increase in other income and a $52,000 decrease in interest and debt expense.

         Operating revenues decreased primarily due to lower residential consumption in 1994 reflecting a more normal summer season than the 1993 summer season which was hotter and drier.

         The increase in other income is due to a reduction in preferred stock dividends, reflecting the refinancing of the 9.5% Series Cumulative Preferred Stock of the Subsidiary in March, 1994.

         The decrease in interest and debt expense reflects the reduction in the long-term debt interest cost achieved through the 1993 and 1994 long-term debt refinancings.


         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the nine months ended September 30, 1994 increased from that of September 30, 1993 by $315,000, or $.09 per average common share, on an increased number of average common shares as a result of a $2,000 decrease in operating revenues, a $199,000 increase in operating expense (primarily maintenance expense), a $207,000 increase in other income and deductions, and a $309,000 decrease in interest and debt expense.

         The increase in other income is primarily due to a reduction in preferred stock dividends reflecting the refinancing of the 9.5% Series Cumulative Preferred Stock of the Subsidiary in March, 1994.

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

                                                            Connecticut Water Service, Inc.
                                                                    (Registrant)



Date:    November 10, 1994                         By:      s/s Bertram L. Lenz

                                                            Bertram L. Lenz
                                                            Vice President - Finance




Date:    November 10, 1994                         By:      s/s Peter J. Bancroft

                                                            Peter J. Bancroft
                                                            Assistant Treasurer