Form 10-K
CONNECTICUT WATER SERVICE INC / CT
filed 1995-03-27
CIK 276209

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-K


/X/ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1994 or

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                     to             .

Commission File Number 0-8084

                       CONNECTICUT WATER SERVICE, INC.
            (Exact name of registrant as specified in its charter)

             CONNECTICUT                                  06-0739839
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

     93 WEST MAIN STREET, CLINTON, CT                         06413
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code (203) 669-8636
Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class               Name of each exchange on which registered
       NONE                                     NOT APPLICABLE

          Securities registered pursuant to Section 12 (g) of the Act:

                                 COMMON STOCK
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   / /

         The aggregate market value of the registrant's voting Common Stock, computed on the price of such stock at the close of business on February 1, 1995 is $66,000,000.

                                   2,877,899

         Number of shares of Common Stock outstanding, February 1, 1995




                      DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K Into Which
Document                                              Document is Incorporated
--------                                           -----------------------------
Definitive Proxy Statement, dated                           Part III
March 13, 1995, for Annual Meeting
of Shareholders to be held on
April 21, 1995.

                                     PART I

ITEM 1.          BUSINESS

         a.      GENERAL DEVELOPMENT OF BUSINESS

         The Registrant, Connecticut Water Service, Inc. (the Company), is the parent company of The Connecticut Water Company (CWC) which supplies water for residential, commercial, industrial and municipal purposes in various areas in the State of Connecticut through three operating regions. The Company and CWC represent the second largest investor-owned water system in Connecticut in terms of operating revenue and utility plant investment.

          The Company was organized in 1956 under the General Statutes of Connecticut as Suburban Water Service, Inc. and has been engaged in the business of acquiring and operating water companies through controlling stock ownership. In 1975, the Company changed its name to Connecticut Water Service, Inc. after acquiring all of the outstanding Common Stock of CWC. CWC's First Mortgage Bonds and Preferred Stock are held primarily by institutional investors. The Company is a non-operating company whose income is derived from the earnings on the Common Stock of CWC.

         The profitability of the operations of the water utility industry generally and of CWC (and hence the Company) is largely dependent on the timeliness and adequacy of the rate relief allowed by utility regulatory commissions. In addition, profitability is dependent on numerous factors over which CWC has little or no control, such as the quantity of rainfall and temperature in a given period of time, industrial demand, prevailing rates of interest for short and long-term borrowings, energy rates, and compliance with environmental and water quality regulations. In addition, inflation and other factors beyond the Company's or CWC's control impact on the cost of construction, materials and employee costs. See "Business - Financing", "Business - Rates", and "Business -Regulation".

         b.      GENERAL DESCRIPTION OF BUSINESS

         The Company, a Connecticut corporation, owns all of the outstanding Common Stock of CWC. Substantially all of the Company's revenues and net income are attributable to the sale and distribution of water by the operating regions of CWC. See "Business - Consolidated Operating Statistics".

         CWC is specially chartered by the General Assembly of the State of Connecticut as a public service company, and the rates and operations of CWC are regulated by the Connecticut Department of Public Utility Control (DPUC). The Company is specifically prohibited from engaging in business or activities which are not regulated by the DPUC. See "Business - Rates" and "Business - Regulation".

         CWC has one subsidiary organized in 1969 to assist in the acquisition of real estate. The assets and operations of this subsidiary are not significant.

          CWC supplies water and, in most instances, provides fire protection through three separate operating regions in all or portions of 31 towns in Connecticut. The service areas have an estimated total population of approximately 211,000 based on DPUC population estimates of 3.5 people per average household. During the twelve months ended December 31, 1994, approximately 64% of the Company's consolidated operating revenues were received from residential customers, 13% from commercial customers, 5% from industrial customers, 2% from public authority customers, and 16% from public fire protection and other customers.

          Each of the operating regions serves a separate franchise area.
Rates are the same for all regions. The systems of the three operating regions are not physically interconnected.

         The following table sets forth the percentage of the Company's utility plant in service at each of CWC's operating regions as of December 31, 1994:

                                                              Utility Plant
                       Regions                            Dollars          Percent
                      ---------                        ------------        -------
                       Northern                        $ 82,380,000          45%

                      Shoreline                          49,355,000          28%

                      Naugatuck                          49,344,000          27%
                                                       ------------         ----
                                                       $181,079,000         100%
                                                       ============         ====

          At December 31, 1994, 60,325 customers were served by CWC. At that date, all customers were metered except fire protection customers. The Company requires all applicants for new service, other than fire protection, to be metered.

         The Company's principal office is located at 93 West Main Street, Clinton, Connecticut 06413 and its telephone number is 203-669-8636.

         The business of CWC is subject to seasonal fluctuations. The demand for water during the warmer months is generally greater than during the cooler months due primarily to additional requirements for water in connection with cooling systems, private and public swimming pools and lawn sprinklers. Throughout the year, and particularly during the warmer months, demand will vary with rainfall and temperature levels.

         WATER SUPPLY

          The estimated minimum dependable yields of sources of water supply for each of the operating regions' transmission and distribution systems, as set forth under "Business - CWC Production Facilities as of December 31, 1994" are in excess of present average daily consumption. Except for a request for voluntary conservation in the summer of 1988, no restrictions on water use have been required in the past twenty years.

         Water is secured from both surface and subsurface supplies. In 1994, surface sources provided approximately 55% of the supply, and well supplies provided approximately 45%. Studies are made periodically to determine the supply and distribution needs of the regions. A major study, covering a fifty year planning period required of all water companies supplying 1,000 or more persons, was completed in 1987 and submitted to the Connecticut Department of Pubic Health and Addiction Services (DPHAS) for approval. An updated plan must be prepared every five years or as requested by the DPHAS. Updated plans for the Collinsville, Thomaston and Terryville Systems in the Naugatuck Region were submitted in 1992. The plan for the Collinsville System was approved in 1993. Plans for the Shoreline Region and the Naugatuck Central System were submitted in 1993 and 1994, respectively. A plan for all Northern Region Systems will be submitted in 1995.

         See "Business - Construction Program", "Business - Rates" and "Business - Regulation".

         OPERATING REGIONS

                                    NORTHERN

         The Northern Region is composed of nine separate systems, not interconnected, as listed below:

                                                                                                    Number of
                                                                                                    Customers
      System                      Towns (or Portions Thereof) Served                               at 12/31/94
      ------                      ----------------------------------                               -----------
Western                           Suffield, Windsor Locks, East Granby, Enfield,
                                  East Windsor, South Windsor, Vernon, Ellington,
                                  Tolland                                                               27,864
Somers                            Somers                                                                   411
Crescent Lake                     Enfield                                                                  157
Stafford Springs                  Stafford                                                               1,005
Tolland Aqueduct                  Tolland                                                                   95
Lakewood/Lakeview                 Coventry                                                                 176
Nathan Hale                       Coventry                                                                  39
Llynwood                          Bolton, Vernon                                                            74
Reservoir Heights                 Vernon                                                                    22
                                                                                                        ------
                                                                                                        29,843
                                                                                                        ======


         The territory served is primarily residential and commercial with some industry.

         CWC has entered into an agreement with the State of Connecticut, Department of Transportation, pursuant to which CWC operates and maintains, as part of its Western System, the State's water supply system for Bradley International Airport located in Windsor Locks, Suffield and East Granby, Connecticut.

         The Western System has three emergency standby interconnections with the water system of the Metropolitan District Commission (MDC) (a public water and sewer authority presently serving the City of Hartford and portions of surrounding towns), one in South Windsor and two in Windsor Locks. The Western System also has an emergency interconnection with the water system of the Hazardville Water Company in Enfield.

         See "Business - Franchises" with respect to proposals that the MDC expand its operations into the Northern Region and that MDC take over CWC's operations in South Windsor.

                                   SHORELINE

         The Shoreline Region is composed of three separate systems, not interconnected, as listed below:

                                                                                                    Number of
                                                                                                    Customers
    System                        Towns (or Portions Thereof) Served                               at 12/31/94
    ------                        ----------------------------------                               -----------
Guilford                          Guilford, Old Saybrook, Westbrook,
                                  Clinton, Madison                                                      15,387
Chester                           Chester, Deep River, Essex                                             2,275
Chester Village
  West                            Chester                                                                   11
                                                                                                        ------
                                                                                                        17,673
                                                                                                        ======


         The territory served is primarily residential with some commercial and industry.

                                   NAUGATUCK

         The Naugatuck Region is composed of four separate systems, not inter-connected, as listed below:

                                                                                                    Number of
                                                                                                    Customers
    System                        Towns (or Portions Thereof) Served                               at 12/31/94
    ------                        ----------------------------------                               -----------
Central                           Naugatuck, City of Waterbury, Beacon Falls,
                                  Bethany, Prospect                                                      8,553
Terryville                        Plymouth                                                               1,907
Thomaston                         Thomaston, Plymouth                                                    1,176
Collinsville                      Canton, Avon, Burlington                                               1,173
                                                                                                        ------
                                                                                                        12,809
                                                                                                        ======



         The territory served is residential and industrial including a municipality which represented approximately 7% of the region's 1994 revenues.

         Water for the Collinsville System is supplied under an agreement with the MDC from treatment facilities drawing from a large surface water reservoir owned by the MDC. See "Item 2. Properties" for a description of this agreement.

                       Consolidated Operating Statistics

                                                                           Year Ended December 31,

                                               1994           1993           1992           1991           1990
                                               ----           ----           ----           ----           ----
Customers (Average)
  Residential Metered                         54,464         53,988         53,509         53,119         52,767
  Commercial Metered                           3,827          3,797          3,790          3,769          3,713
  Industrial Metered                             364            366            323            312            316
  Public Authorities Metered                     467            466            429            418            434
  Fire Protection and Other                      960            941            915            896            858
                                         -----------    -----------    -----------    -----------    -----------
        Total                                 60,082         59,558         58,966         58,514         58,088
                                         ===========    ===========    ===========    ===========    ===========

Production (Millions of Gallons)
  Residential Metered Sales                    3,874          3,915          3,734          3,858          3,849
  Commercial Metered Sales                       908            918            921            968            983
  Industrial Metered Sales                       460            438            507            570            635
  Public Authorities Metered Sales               179            179            169            160            159
                                         -----------    -----------    -----------    -----------    -----------
      Total Metered Consumption                5,421          5,450          5,331          5,556          5,626
  Fire Protection, Company Use
    and Unaccounted For                          808            756            692            619            764
                                         -----------    -----------    -----------    -----------    -----------
        Total                                  6,229          6,206          6,023          6,175          6,390
                                         ===========    ===========    ===========    ===========    ===========


Operating Revenues (Thousands of Dollars)
  Residential Metered                        $24,488        $24,574        $23,541        $23,675        $20,245
  Commercial Metered                           4,696          4,745          4,729          4,853          4,112
  Industrial Metered                           1,922          1,851          2,100          2,239          2,049
  Public Authorities Metered                     893            903            856            836            736
  Fire Protection and Other                    6,130          6,058          5,964          5,769          5,159
                                         -----------    -----------    -----------    -----------    -----------
        Total                                $38,129        $38,131        $37,190        $37,372        $32,301
                                         ===========    ===========    ===========    ===========    ===========


Average Revenue per 1,000 Gallons
  Residential Metered                          $6.32          $6.28          $6.30          $6.14          $5.26
  Commercial Metered                           $5.17          $5.17          $5.13          $5.01          $4.18
  Industrial Metered                           $4.18          $4.23          $4.14          $3.93          $3.23
  Public Authorities Metered                   $4.99          $5.04          $5.07          $5.23          $4.63

Miles of Distribution Mains
  (End of Period)                                955            950            945            940            930


         CONSTRUCTION PROGRAM

         The projected capital expenditures of CWC are established annually by management and are reviewed and revised from time to time to the extent necessary to meet changing conditions, including adequacy of rate relief, customer demand, revised construction schedules, water quality requirements, pollution control requirements and inflation.

         The Company currently estimates that CWC's 1995-1997 construction program, excluding plant financed by customer advances and contributions in aid of construction and amounts representing an allowance for funds used during construction (AFUDC), will aggregate approximately $26,000,000 which includes routine improvements to the water distribution system of approximately $4,500,000 each year, approximately $1,750,000 for clean-up of the Reynolds Bridge Well Field (see "Item 3. Legal Proceedings"), and $10,250,000 for initial construction costs of major modifications to the Rockville Water Treatment Plant. The preliminary construction cost estimate to complete the modifications to the Rockville Water Treatment Plant is at least $20,000,000 with an estimated completion date of 1999.

         The $26,000,000 construction expenditures for 1995 through 1997, mentioned above, includes all known costs for studies and construction of facilities to comply with existing Safe Drinking Water Act (SDWA) regulations. Construction expenditures which may be required in the future to comply with Federal and State regulations, which have not yet been issued but which are required under the SDWA, are excluded.


         FINANCING

         The Company and CWC expect to finance a significant portion of the anticipated $26,000,000 construction expenditures through 1997 with net funds generated from operations (net cash provided by operating activities less dividends paid). Net funds generated from operations were $6,220,000, $6,025,000, and $7,319,000 for the years 1994, 1993 and 1992, respectively (see
Consolidated Statements of Cash Flows for additional information).
Construction and other expenditures in excess of net funds generated from operations are expected to be financed through Common Stock issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan (DRIP) and in part financed with short-term interim bank loans which will be refinanced through the sale of Preferred Stock and/or long or medium-term unsecured debt by CWC and/or the Company, and the sale of First Mortgage Bonds by CWC and of Common Stock by the Company when financial market conditions are considered favorable by management. CWC expects to receive the proceeds of any such financings by the Company in the form of advances or capital contributions. Up to 75% of the total present preliminary estimate of at least $20,000,000 for the costs of the modifications to the Rockville Water Treatment Plant are expected to be financed through external financings.

         The Company and CWC currently have lines of credit aggregating $9,000,000, consisting of conventional lines of credit with three banks, which management considers adequate at this time. As of December 31, 1994, the Company had slightly less than $3,000,000 of borrowings outstanding under these lines of credit.

         Because of changes in the Federal tax laws, the amount of new tax-exempt debt which may be issued by, or under the authority of, the State of Connecticut is limited. CWC has not received a tax exempt allocation since 1988. Although CWC has been able to refund all of its approximately $43,000,000 of existing tax-exempt borrowings with tax-exempt refunding borrowings since 1990, it is uncertain whether future tax-exempt allocations from the State will be available to CWC or the Company. The unavailability of tax-exempt financings will require the Company and/or CWC to issue traditional taxable debt securities and will increase the cost of long-term debt financing. During the period 1979 through 1988 approximately $43,000,000 of tax-exempt long-term debt was issued by CWC to finance construction expenditures.

         The Company has no legal restrictions on the issuance of its debt.
The ability of CWC to issue additional long or medium-term secured debt to finance future construction expenditures depends in part on meeting the applicable provisions of CWC's First Mortgage Indenture with respect to the coverage of earnings over interest requirements. These provisions require, for the issuance of additional First Mortgage Bonds, minimum earnings coverage before income taxes of two times pro forma annual interest charges on such mortgage debt. The interest coverage under this formula at year end has been:
1994 - 4.12 times interest charges, 1993 - 4.17 times, 1992 - 3.97 times, 1991
- 5.07 times, and 1990 - 5.10 times.

         CWC's coverage of interest charges on all long-term debt at year end has been: 1994 - 4.12 times interest charges, 1993 - 4.17 times, 1992 - 3.56 times, 1991 - 3.15 times, and 1990 - 2.32 times.

                    CWC's Times Coverage of Annual Interest
                           On Long-Term Indebtedness

                                                                                      Year Ended December 31,

                                                                     1994           1993          1992          1991           1990
                                                                    ------         ------        ------        ------         ------
                                                                                       (Thousands of Dollars)
 Utility Operating Income                       (a)                 $9,690        $10,018       $10,066       $10,435        $ 8,740

 Federal and State Income Tax                                        4,756          4,673         4,050         3,607          2,177
 State Income Tax -
 Capitalization                                 (b)                  (150)         ( 140)         (140)         (120)          (120)
                                                                   -------        -------        ------       -------        -------

 Net Operating Earnings                                            $14,296        $14,551       $13,976       $13,922        $10,797
                                                                   =======        =======       =======       =======        =======
 Annual Interest on First
 Mortgage Bonds                                 (c)                $ 3,468        $ 3,492       $ 3,524       $ 2,747        $ 2,119
                                                                   =======        =======       =======       =======        =======

 Times Interest Coverage                        (d)                   4.12           4.17          3.97          5.07           5.10
                                                                      ====           ====          ====          ====           ====

 Annual Interest on Unsecured
 Promissory Notes                               (c)                   --             --             404         1,669          2,530
                                                                   -------        -------       -------       -------        -------
 Annual Interest on Long-Term
 Debt                                                              $ 3,468        $ 3,492       $ 3,928       $ 4,416        $ 4,649
                                                                   =======        =======       =======       =======        =======

 Times Interest Coverage                        (e)                   4.12           4.17          3.56          3.15           2.32
                                                                      ====           ====          ====          ====           ====

(a) Connecticut Water Service, Inc.'s utility operating income for the years 1994 to 1990 is $9,655, $9,983, $10,033, $10,402, and $8,712,
         respectively.

(b)      Amount of minimum State income tax based on the capitalization method.

(c)      Includes interest on current portion payable.

(d) Net Operating Earnings / Annual Interest on First Mortgage Bonds per provisions of CWC's First Mortgage Indenture.

(e) Net Operating Earnings / Annual Interest on Long-Term Debt per provisions of CWC's First Mortgage Indenture.

         During 1980 and 1981 the interest costs of long-term debt increased more rapidly than earnings so that the coverage requirements prevented CWC from effecting a planned issue of Bonds in mid 1981. Similar circumstances may in the future prevent the issue of, or require a reduction in the amount of, bonds CWC otherwise would have issued or will issue. As a consequence, the Company may be required to meet an increased portion of its financing needs through sales of unsecured funded debt or of additional shares of Common Stock. Sales of Common Stock would result in a dilution of the voting power and relative equity interests of the holders of Common Stock then outstanding.

         During the past five years CWC has sold the following issues of long-term debt:

         - During June, 1991, CWC issued a $10,000,000, 6.9%, Series Q, First Mortgage Bond which secures tax exempt Water Facilities Revenue Refunding Bonds maturing in 2021. The proceeds were used to repay CWC's tax-exempt 9.25% Water Facilities Bonds issued in 1985.

         - During August, 1992, CWC issued a $15,000,000, 5 7/8%, Series R, First Mortgage Bond which secures tax exempt Water Facilities Revenue Refunding Bonds maturing in 2022, the proceeds of which refunded CWC's 8%, $15,000,000, Promissory Note.

         - During June, 1993, CWC issued a $5,000,000, 5.75%, Series T, First Mortgage Bond which secures tax exempt Water Facilities Revenue Refunding Bonds maturing in 2028, the proceeds of which refunded CWC's 8.1%, $5,000,000, Promissory Note.

         - During September, 1993, CWC issued a $4,550,000, 5.30%, Series U, First Mortgage Bond which secures tax exempt Water Facilities Revenue Refunding Bonds maturing in 2028, the proceeds of which refunded CWC's 7.25%, $5,000,000, Series M, First Mortgage Bond.

         - During October, 1993, CWC issued a $8,000,000, 6.65%, Series S, First Mortgage Bond, which secures tax exempt Water Facilities Revenue Refunding Bonds maturing in 2020. The proceeds from this transaction were used to refund CWC's 8 3/8% (plus 1% Letter of Credit fee), Series N, $8,000,000, First Mortgage Bond.

         - On January 4, 1994, CWC issued a $4,050,000, 6.94%, Series V, First Mortgage Bond, maturing in 2029, the proceeds of which refunded CWC's 9 3/8%, Series L and 8 1/2%, Series O, First Mortgage Bonds. During March, 1994, an additional $8,000,000, 6.94% Series V, First Mortgage Bond was issued. The proceeds of this transaction were used to redeem CWC's $5,000,000, 10%, Series P, First Mortgage Bonds as well as all 30,000 shares of CWC's $100 par, 9 1/2% Preferred Stock.

         The Company has no restriction with respect to the issuance of additional shares of its Preferred Stock. However, the Preferred Stock Provisions contained in the Certificate of Incorporation of CWC require, as one of the conditions to the issuance of additional CWC Preferred Stock, that CWC's gross income (as defined and after income taxes) be at least 1.75 times pro forma annual interest charges on long-term debt and annual dividend requirements on Preferred Stock to be outstanding. On the basis of this formula, this coverage has been at year-end: 1994 - 2.83 times, 1993 - 2.70 times, 1992 - 2.43 times, 1991 - 2.24 times, and 1990 - 1.77 times. Any long-term debt issued by CWC would reduce the amount of Preferred Stock which could be issued.

                  CWC's Times Coverage of Annual Interest and
                       Annual Preferred Stock Dividends
               in Accordance with Articles of General Preference

                                                                    Year Ended December 31,

                                                     1994        1993          1992         1991          1990
                                                     ----        ----          ----         ----          ----
                                                                     (Thousands of Dollars)
 Utility Operating Income                           $9,690       $10,018      $10,066      $10,435       $ 8,740

 Other Income                       (a)                155           193          187          144           184
                                                    ------       -------      -------      -------       -------
   Gross Earnings Available for
   Coverage                                         $9,845       $10,211      $10,253      $10,579       $ 8,924
                                                    ======       =======      =======      =======       =======
 Annual Interest on Funded
 Debt                               (b)             $3,468       $ 3,492       $3,928       $4,416        $4,649

 Annual Dividend on Preferred Stock (c)                  2           288          294          300           393
                                                    ------       -------      -------      -------       -------

     Total Charges                                  $3,470       $ 3,780      $ 4,222      $ 4,716       $ 5,042
                                                    ======       =======      =======      =======       =======

 Times Interest Coverage                              2.83          2.70         2.43         2.24          1.77
                                                      ====          ====         ====         ====          ====

(a) Other income, as defined by the Articles of General Preference, includes merchandising and jobbing income, interest and dividend income and miscellaneous rental income less applicable taxes.

(b)      Includes interest on current portion payable.

(c)      Includes dividends on currently redeemable shares.

         The Company's issuance of Common Stock over the past five years are as detailed below. The $12,387,000 net proceeds from these sales were invested in CWC in the form of capital contributions.

  - Pursuant to an underwritten public offering, the Company sold 460,000 shares of Common Stock on October 24, 1990.

  - The Company issued 39,030 shares of Common Stock during 1990, 43,247 shares during 1991, 37,868 shares during 1992, 33,803 during 1993 and 74,053 during 1994, pursuant to its DRIP.

  - The Company issued 2,338 shares of Common Stock during 1992, 3,074 shares during 1993, and 4,061 shares during 1994, pursuant to the Company's Performance Stock Program.

  - The Company issued 1,769 shares of Common Stock during 1993 and 2,468 shares during 1994, pursuant to the Company's Employee Savings 401-K Match Plan.

         There are currently no legal limits on the amount of short-term borrowings which may be incurred by the Company or CWC. Should construction expenditures exceed management's current expectations, the Company will continue to be dependent upon its ability to issue and sell additional amounts of Common Stock, mortgage bonds of CWC and (either through the Company or CWC) Preferred Stock and long or medium-term debt to limit short-term borrowing to appropriate levels. However, the availability of these methods of financing cannot be assured. The Company believes that the sale of such additional securities will continue to depend primarily on the adequacy and timeliness of regulatory action on future rate increase applications of CWC, on general conditions in securities markets and on favorable market appraisal of the securities of the Company and CWC, including the Company's Common Stock.

         RATES

         The rates of CWC have been established under the jurisdiction of, and approved by, the DPUC. It is the Company's policy to seek rate relief as necessary to enable CWC to achieve an adequate rate of return.

         In the most recent six years the following rate increases have been put into effect by CWC pursuant to authorization by the DPUC:

                                                       Estimated Additional Annual Revenue
                                                       -----------------------------------

Effective Dates                                      Requested                       Allowed
---------------                                      ---------                       -------
  9/13/89 (a)                                      $ 6,925,777                    $5,185,069

  5/30/90 (a)                                          564,000                       552,317

  3/25/91 (b)                                       10,067,000                     6,107,948


(a) The rate increase effective September 13, 1989, was based upon an allowed rate of return of 13.6% on Common Stock equity and 10.83% on rate base. CWC had requested 14.5% and 11.16% respectively. An historical test year (1988) was used to establish the original cost rate base, which was adjusted for identified facilities expected to be placed in service during 1989 and 1990, but otherwise excluded construction work in progress. The rate decision directed CWC to discontinue depreciation charges on customer advances for construction received subsequent to January 1, 1989 and allowed CWC to recover costs associated with funding a 501(c) VEBA Trust for that portion of CWC's future liability for retiree medical benefits permitted by Federal income tax regulations. The rate decision approved the reorganization of CWC's operations from seven divisions to three regions. The rate decision also allowed for a reopening of the rate case to allow CWC to request an additional rate increase relating to the completion and in service operations of specific distribution system improvements deferred in the September 13, 1989 rate decision. Effective May 30, 1990, the DPUC approved a 1.66%, or $552,317, increase to reflect the completion of these improvements.

(b) The rate increase effective March 25, 1991 was based upon an allowed rate of return of 12.7% on Common Stock equity and 10.74% on rate base. CWC had requested 14% and 11.3% respectively. A historical test year (12 months ended March 31, 1990) was used to establish the original cost rate base which was adjusted for identified facilities which were placed in service by December 31, 1990, but otherwise excluded construction work in progress. The decision disallowed both a proposed adjustment to revenues to reflect conservation based declines in sales and the requested provision for a Revenue Stabilization Clause to provide for revenues to be lost through customer participation in the Company's residential conservation kit program. The decision did allow recovery of certain of the conservation kit program costs over a two year amortization period.

         In 1979, the DPUC approved a surcharge to be applied to rates charged by water utilities in order to provide a current cash return on the major portion of a water utility's Construction Work In Progress (CWIP) applicable to facilities required by SDWA facilities. CWC has consistently been allowed to collect such a surcharge. CWC expects to apply for the application of similar surcharges with respect to any major future construction projects which may be required by the SDWA. There is no assurance that any future surcharges will be permitted.

         Under certain circumstances the DPUC, in consultation with the DPHAS, can order a water company with good managerial and technical resources to acquire the water system of another company to assure the availability and potability of water for customers of the company to be acquired. In 1989 the DPUC promulgated regulations permitting the DPUC to approve a surcharge to be applied to rates charged by water utilities in order to cover the costs incurred to acquire the other system and to make improvements as required. CWC expects to apply for the application of such a surcharge with respect to any mandated water system acquisition. There is no assurance that any such surcharge will be permitted.

         In 1993 the DPUC approved a limited rate adjustment to compensate for the effect of changes in certain costs for water companies. These costs include rate changes related to the cost of purchased water, energy, and taxes. CWC expects to apply for the application of this type of adjustment in the future when appropriate. There is no assurance that any such rate adjustment will be permitted.

         See also "Franchises and Competition" below for a discussion of 1994 Connecticut legislation dealing with the competitiveness of water rates.

         FRANCHISES AND COMPETITION

         Primarily because MDC is a tax-exempt entity, MDC's water rates are substantially lower than those of CWC. Legislation was proposed in the Connecticut General Assembly in 1987 which was intended to have the effect of permitting MDC to purchase the water company operations of CWC in South Windsor, a town which is presently served by both MDC and CWC. The Company opposed this legislation vigorously. The Connecticut General Assembly established a Task Force to report on various issues relating to towns served by both a privately-owned water company and a publicly-owned water company. Although the Task Force voted not to recommend legislation which would authorize such towns to hold referenda on consolidation and empower towns to force an investor-owned water company to sell its water system within that town to a governmentally-owned entity, it is not clear at this time whether such a proposal or similar legislation may be re-introduced and adopted by the Connecticut General Assembly. Further, even if such legislation were adopted, the amount of the compensation to be received by CWC for its assets in South Windsor, or the disposition of any such compensation, cannot be determined at this time. It is also possible that any legislation in this area could be written in a manner which would permit a similar acquisition of CWC's water operations in towns other than South Windsor. The Company has opposed, and will continue to oppose vigorously, any such proposed legislation.

         Legislation was passed in 1994 by the Connecticut General Assembly that requires the DPUC to adopt regulations regarding whether the rates that have been charged by a water company for a period of five consecutive years are so excessive in comparison to the rates charged by other water companies providing the same or similar service as to inhibit the economic development of the area serviced by the water company or impose an unreasonable cost to the customers of such company. The DPUC has established a docket for the adoption of regulations pursuant to this public act. CWC is participating in this docket and will oppose vigorously the establishment of regulations that could have an adverse effect on the Company. There is no assurance that the Company will be successful in this effort.

         In 1976, the Connecticut General Assembly created a study commission to evaluate the feasibility of expanding the water supply services of the MDC to include the towns of East Granby, East Windsor, Enfield, Somers, Suffield and Windsor Locks. These towns are in the service areas of and are served in part by CWC's Northern Region. On February 1, 1978, the study commission reported to the Governor and the General Assembly that the expansion was feasible and recommended that the General Assembly authorize the towns of East Granby, Suffield and Windsor Locks to take immediate steps to acquire water services from the MDC. It further recommended that the enabling legislation provide a mechanism for the towns of Enfield, East Windsor and Somers, after adequate technical, financial and institutional studies, to take the steps necessary to acquire water services from the MDC. The study commission made no recommendation in its report with respect to the method of implementation of any MDC expansion and did not discuss CWC's status or that of its water facilities should MDC provide such service. The General Assembly has not taken any action on the report. In 1990, CWC agreed, pursuant to the Connecticut Plan (see "Business - Regulation") that MDC would have the exclusive right to serve that part of East Granby which is not adjacent to Bradley International Airport and which is not presently being served by CWC. The Company will oppose vigorously any extension of MDC water operations within its service areas and any effort to permit the takeover by any municipal or other authority of any significant portion of CWC's service areas.

         It is not possible at this time to assess the likelihood of any legislation being enacted to implement these or similar recommendations or the impact of any such legislation on CWC and the Company, but such impact could be substantial. There can be no assurance that the Connecticut General Assembly will not take action to authorize such a takeover. As of December 31, 1994, CWC's Northern Region represented 45% of the Company's consolidated utility plant.

         In common with most water companies in Connecticut, CWC derives its rights and franchises to operate from special acts of the Connecticut General Assembly, which are subject to alteration, amendment or repeal by the General Assembly and which do not grant exclusive rights to CWC in its service areas.

         Subject to such power of alteration, amendment or repeal by the Connecticut General Assembly and subject to certain approvals, permits and consents of public authority and others prescribed by statute and by its charter, CWC has, with minor exceptions valid franchises free from burdensome restrictions and unlimited as to time, and is authorized to sell potable water in the towns (or parts thereof) in which water is now being supplied by CWC.

         In addition to the right to sell water as set forth above, the franchises of CWC include rights and powers to erect and maintain certain facilities on public highways and grounds, all subject to such consents and approvals of public authority and others as may be required by law. Under the Connecticut General Statutes, CWC, upon payment of compensation, may (subject to the various requirements described under "Business - Regulation") take and use such lands, springs, streams or ponds, or such rights or interests therein as the Connecticut Superior Court, upon application, may determine is necessary to enable CWC to supply potable water for public or domestic use in its franchise areas.

         CWC faces competition, presently not material, from a few private water systems operated within, or adjacent to, its franchise areas and from municipal and public authority systems whose service areas in some cases overlap portions of CWC's franchise areas. At the present time, except as noted above, there are no publicly owned utilities, cooperatives or other private utility companies competing with CWC in the areas now served, although within certain areas there are wells owned by individuals or private industries.

         See also "Business - Regulation" for a description of the so-called Connecticut Plan which is intended, among other things, to eliminate competition among water systems.

         REGULATION

                  DEPARTMENT OF PUBLIC UTILITY CONTROL (DPUC)

         CWC is subject to regulation by the DPUC, which has jurisdiction over rates, standards of service, accounting procedures, issuance of securities, disposition of utility properties and related matters. The DPUC consists of five Commissioners, appointed by the Governor of Connecticut with the advice and consent of both houses of the Connecticut legislature.

         The DPUC is required by law to institute management audits, to be conducted periodically, of companies such as CWC. Such audits might result in the DPUC ordering implementation of new management practices or procedures. The DPUC has not conducted any such audit of CWC.

         The Company, which is not an operating utility company, is not a "public service company" within the meaning of the Connecticut General Statutes and is not generally subject to regulation by the DPUC. DPUC approval is necessary, however, before the Company may acquire or exercise control over any public service company. In connection with the affiliation with CWC, the Company amended its Certificate of Incorporation to prohibit the Company and any subsidiary of the Company from engaging, unless approved by the DPUC, in any business or activity which is not subject to regulation by the DPUC. The Company has no present intention of engaging, either directly or through any subsidiary, in any business or activity which is not subject to regulation by the DPUC. The Company is currently providing management and/or operating services to other water supply or waste water systems through CWC. CWC is contemplating providing these services through a new subsidiary. DPUC approval would be required for any such activity.

                  DEPARTMENT OF ENVIRONMENTAL PROTECTION (DEP)

         While the construction of dams, reservoirs and other facilities necessary to the impounding, storage and withdrawal of water in connection with public water supplies is a permitted use under the Connecticut Inland Wetlands and Water Courses Act, CWC is required, pursuant to other statutory provisions, to obtain permits from the Connecticut Commissioner of Environmental Protection (Commissioner) for the location, construction or alteration of any dam or reservoir and to secure the approval of the Commissioner for the diversion and use of water from any river or underground source for public use. Various criteria must be satisfied under the respective statutes and regulations of the Connecticut Department of Environmental Protection (DEP) in order to obtain such permits or approvals and the Commissioner has the power to impose such conditions as he deems reasonably necessary in connection with such permits or approvals in order to assure compliance with such statutes. CWC has obtained, and complied with the terms of, all such requisite permits or approvals.

         Legislation was adopted in 1982 conferring upon the DEP authority to require a permit for any new diversion of water, including both surface and ground water, within the State of Connecticut. Any water diversion which might be effected by CWC in the future would require compliance by CWC with a lengthy permit application process and approval by the Commissioner. CWC has several potential well sites which are subject to this legislation and the DEP regulations thereunder. Such legislation requires the registration with the Commissioner of all diversions of water maintained prior to July 1, 1982. All of CWC diversions have been registered. Although the legislation provides that registered diversions are not subject to the permit requirement, DEP regulations adopted in March, 1990 are being used by DEP, on a case by case basis, to require compliance with the permit application process before some registered diversions can be used as a source of water supply. It is not possible at this time to fully assess the impact of DEP's application of this legislation and the DEP regulations on CWC and its operations, but such impact may be substantial, particularly on sources held for future use.

         The Federal Clean Water Act requires permits for discharges of effluents into navigable waters and requires that all discharges of pollutants comply with federally approved state water quality standards. The DEP has adopted, and the federal government has approved, water quality standards of receiving waters. A joint Federal and State permit system has been established to ensure that applicable effluent limitations and water quality standards are met in connection with the construction and operation of facilities which affect or discharge into state or interstate waters. CWC has received all such requisite permits.

         In 1984, all CWC's dams were registered with the Connecticut Department of Environmental Protection (DEP) as required under Public Act 83-38. DEP is required to investigate and periodically inspect most registered dams to ensure they are safely maintained. CWC was also subject to the requirements of the National Dam Inspection Act which required the United States Army Corps of Engineers to inspect certain dams. These inspections were completed in 1981 and the Army Corps' participation ended. Six of said dams have been inspected and, although certain modifications and further studies have been required, no material problems with respect to these dams have been reported. While the Company recognizes that a certain degree of risk is attached to CWC's ownership of dams in connection with its water collection system, the Company believes that all of CWC's dams are well maintained and are structurally stable. CWC believes that it will be able to comply with any modifications to its dams that are likely to be required as a result of these six inspections. CWC believes that the future cost of such compliance will be less than $5,000,000. These costs are considered in CWC's projected capital expenditures (see "Construction Program".)

         The DEP has promulgated regulations requiring that certain minimum flows be maintained in various waterways within the State of Connecticut. Pursuant to said regulations, CWC is exempt from compliance at certain of its facilities. However, DEP is considering making changes in the regulations. The Company cannot predict either the substance of those changes or their impact on the Company. However, it is possible that such changes could reduce the safe yield of CWC's sources. The cost to CWC to restore the lost safe yield is not now determinable but could be substantial.

         DEPARTMENT OF PUBLIC HEALTH AND ADDICTION SERVICES (DPHAS)

         CWC is also subject to regulation by the Connecticut DPHAS with respect to water quality matters. Plans for new water supply systems or enlargement of existing water supply systems also must be submitted to the DPHAS for approval.

         In 1985 the Connecticut General Assembly enacted comprehensive legislation (the so-called Connecticut Plan) designed to maximize the efficient and effective development of the state's public water supply systems. This legislation authorized DPHAS to administer procedures designed to coordinate the comprehensive planning of public water systems. The legislation mandates the establishment of public water supply management areas, with each such area having a water utility coordinating committee comprised of representatives of the various public water systems and regional planning agencies in the area. Each such committee is required to establish exclusive service areas for each public water system in the area, after taking into consideration a number of factors including existing water service areas, land use plans, etc., optimum utilization of existing water supplies and existing franchise rights of water companies. DPHAS is authorized to resolve any disagreements among members of the respective committees. This legislation is intended not only to promote cooperation among various water suppliers in each management area, but also to provide (through DPHAS' role) for the centralized planning of water supply. In implementing this legislation, DPHAS has created seven water supply management areas and is in the process of implementing the creation of the appropriate water utility coordinating committees. The operations of CWC, which cover many areas of the state, fall within four of the seven management areas. CWC is actively involved with the planning process in two of these management areas at this time. The remaining two areas of the Company's interest are expected to begin the planning process within the next several years. It is not possible at this time to predict the impact on the Company of the above described legislation, regulations and procedures, but the Company was an active participant in moving for the adoption of this scheme, and is presently hopeful that such centralized and cooperative planning will have a beneficial impact on its future water supply and water supply operations.

                         SAFE DRINKING WATER ACT (SDWA)

         CWC is subject to regulation of water quality under the SDWA. The SDWA provides for the establishment of uniform minimum national quality standards by the Federal Environmental Protection Agency (EPA), as well as governmental authority to specify the type of treatment process to be used for public drinking water. The EPA regulations, pursuant to the SDWA, set limits, among other things, on certain organic and inorganic chemical contaminants, pesticides, turbidity, microbiological contaminants, and radioactivity. The DPHAS has adopted regulations which are in some cases more stringent than the Federal regulations.

         The 1986 SDWA amendments dictate that 83 new primary drinking water standards be established within three years of enactment. These new standards supersede the 22 interim standards which EPA established between 1977 and 1986. In addition to the 83 primary standards, the SDWA amendments require that EPA publish a list every three years of an additional 25 contaminants which it intends to regulate in drinking water.

         Although unable to meet the three year timetable required by the SDWA amendments, EPA has actively developed the 83 drinking water standards in six phases. Phase I, volatile organic chemicals, was promulgated in 1987 and initial and continued monitoring of sources has taken place. Phase II, which contains 26 synthetic organic chemicals including pesticides and seven inorganic chemicals, was promulgated in 1991 with initial monitoring for systems serving more than 500 people beginning in 1993. Phase IIB, the aldicarbs, was promulgated in 1992 but implementation is currently delayed by court order. Lead and copper, which were originally included in Phase II, were promulgated in 1991 and monitoring for large systems (serving more than 50,000 people) and medium systems (serving 3,301 to 50,000 people) began in 1992, small system monitoring (serving 3,300 people or less) began in July, 1993. Phase III, radionuclides, including radon, has been proposed but promulgation has been delayed by law and is now scheduled for the fall of 1995. Phase IV, the Surface Water Treatment Rule, was promulgated in 1989 and became effective June 29, 1993. Phase V, other synthetic organic chemicals and inorganic chemicals, was promulgated in 1992 and monitoring was implemented at the same time as Phase II. Phase VIA, disinfectants and disinfection by-products, is EPA's first list of 25 additional compounds to be regulated. Phase VIA is scheduled for promulgation in 1996. Phase VIB, additional organic and inorganic compounds, is not presently scheduled.

         The SDWA amendments also require EPA to establish criteria and rules which provide for filtration of surface water supplies and disinfection of all public water supplies. The Surface Water Treatment Rule mandates filtration for surface supplies which do not meet stringent requirements and establishes performance criteria for the operation of filtration plants. This rule also establishes guidelines which may redefine some public water supplies which have traditionally been considered groundwater as surface supplies subject to the provisions of the rule. The Company has tested its groundwater supplies. Determination by the State as to which groundwater supplies are considered to be under the direct influence of surface water, and therefore subject to the Surface Water Treatment Rule, has been completed. Only one system has been so determined as under the influence. That system, consisting of two caisson wells, has been scheduled for replacement prior to the compliance deadline of January 1, 1996. Connecticut has adopted the Surface Water Treatment Rule into its regulations and does not allow for exceptions to the filtration requirement. The draft Ground Water Disinfection Rule was published in 1992 and is currently scheduled to be proposed in 1995. This rule may require disinfection and increased disinfection contact time to be added to groundwater supplies.

         Through December 31, 1994, the Company has expended approximately $37,500,000 in constructing facilities and conducting aquifer mapping necessary to comply with the requirements of the SDWA. CWC believes that it is in substantial compliance with regulations promulgated by the EPA and DPHAS, as currently applied. Connecticut's aquifer protection legislation not only requires aquifer mapping, but also requires DEP, in consultation with DPHAS and DPUC, to prepare guidelines for acquisition by water companies of lands surrounding public water supply wellfields. The extent to which those guidelines, not yet prepared, might lead to regulations requiring the Company to purchase additional land around its wellfields is not known at this time. The Company anticipates spending an additional $2,000,000 on required aquifer mapping. Although the Company cannot predict either the substance of the regulations required by the 1986 SDWA amendments which have not yet been promulgated or their impact on CWC, the primary impact on CWC is expected to be in the area of increased monitoring and reporting with the potential for required modifications to existing filtration facilities. Construction of new facilities may be required for certain groundwater sources. It is possible that costs of compliance by CWC could be substantial.

                            DISPOSITION OF PROPERTY

         Connecticut law presently imposes the following restrictions upon the disposition of property owned by water companies: (a) no property may be sold or otherwise transferred without the prior approval of the DPUC; (b) the sale, transfer and change in the use of watershed land (lands draining into a public water supply) and certain non-watershed lands which are contiguous to reservoirs and their tributaries are subject to regulation by the DPHAS; (c) when a water company intends to transfer or dispose of an interest in any present, potential or abandoned water supply source, other water companies which might reasonably be expected to utilize the source are given the opportunity through the DPHAS to seek to acquire such source; and (d) subject to such acquisition opportunities by other water companies as to water supply sources, when a water company intends to transfer or dispose of an interest in three or more contiguous acres of its unimproved real property, the municipality in which such property is located, the State of Connecticut and private, nonprofit land-holding organizations have prior options to acquire such interest in the context of priorities based on intended use, with open space use being favored; (e) if the municipality or the State chooses to exercise its option, and the purchase price cannot be established by agreement, the acquisition may be accomplished by eminent domain and (f) the proceeds from the sale of water company land must generally be reinvested in utility improvements or land necessary to protect water supply sources; and land may be sold only if consistent with the utility's water supply plan. Legislation enacted in 1988 provides that the DPUC use an accounting treatment which equitably allocates between the utility's ratepayers and its stockholders the economic benefits of the net proceeds from the sales of land which has ever been in the utility's rate base. Although CWC has plans to sell small, discrete parcels of land, CWC has no significant amounts of excess land which it presently expects to sell or otherwise dispose of.

                                    GENERAL

         Federal and State regulations and controls concerning water quality, pollution and the effluent from treatment facilities are still in the process of being developed and it is not possible to predict the scope or enforceability of regulations or standards which may be established in the future, or the cost and affect of existing and potential regulations and legislation upon any of the existing and proposed facilities and operations of CWC. Further, recent and possible future developments with respect to the identification and measurement of various elements in water supplies and concern with respect to the impact of one or more of such elements on public health may in the future require CWC to replace or modify all or portions of its various water supplies, to develop replacement supplies and/or to implement new treatment techniques. In addition, CWC anticipates that threatened and actual contamination of its water sources will become an increasing problem in the future. CWC has expended and will in the future be required to expend substantial amounts to prevent or remove said contamination or to develop alternative water supplies. See "Legal Proceedings" for a discussion of a recent contamination problem. Any of the aforesaid developments may significantly increase CWC's operating costs and capital requirements. Since the DPUC's rate setting methodology permits a utility to recover through rates prudently incurred expenses and investments in plant, based upon past DPUC practice, the Company expects that such expenditures and costs should ultimately be recoverable through rates for water service.

         EMPLOYEES

         As of December 31, 1994, CWC employed 164 full-time and part-time employees. The Company has no employees other than its officers, who are also officers of CWC and whose compensation is paid by CWC. All full-time employees of CWC who meet specified age and length of service requirements participate in an Employee's Retirement Plan which is a non-contributory trusteed pension plan and provides for a monthly income for employees at retirement. None of the employees is covered by a collective bargaining agreement. Management believes that its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES

         The properties of CWC consist of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water. CWC owns its principal properties in fee, except that the Collinsville System's principal source of water supply is a water supply contract with the MDC. (See below for description of this contract.) The Company believes that CWC's properties are in good operating condition. Water mains are located, for the most part, in public streets and, in a few instances, are located on land owned by CWC in fee and land occupied under easements, most of which are perpetual and valid and sufficient for the purpose for which they are held. Although it is impractical to investigate the validity of the title to some of the easements held by CWC for distribution mains or to clear title in the cases where such distribution easement titles have been found defective, any such irregularities or defects in title which may exist do not materially impair the use of such properties in the business of CWC. Substantially all of CWC's property is subject to the lien of its Mortgage Indenture to secure CWC's First Mortgage Bonds.

         CWC owns ten water filtration treatment plants. Information about these facilities is contained in the following table.

                                                  Year                                          Treatment Capacity
                                                Placed in                                          (in million
                    Filtration Plant            Operation               Region                   gallons per day)
                    ----------------            ---------               ------                   ----------------
               Guilford Well                      1965                 Shoreline                       0.70
               Rockville                          1970                 Northern                        5.00
               Westbrook Well                     1975                 Shoreline                       0.23
               Hunt Well Field                    1976                 Northern                        2.50
               MacKenzie                          1980                 Shoreline                       4.00
               Williams                           1981                 Shoreline                       1.00
               Stafford Springs                   1984                 Northern                        1.00
               Reynolds Bridge                    1986                 Naugatuck                       1.00
               Stewart                            1989                 Naugatuck                       6.00
               O'Bready Well                      1994                 Northern                        0.50

         CWC has an agreement with the Metropolitan District Commission, a public water authority serving portions of Hartford County ("MDC"), to provide, among other things, the construction, operation and maintenance by MDC of a new filter plant to supply treated water for substantially all of CWC's Collinsville System, with a capacity of 650,000 gallons per day, and the provision by MDC to CWC's Collinsville System of up to 650,000 gallons per day of water from this plant meeting all applicable Federal and State requirements. CWC has paid 40% of the cost of construction of this plant and pays MDC an appropriate rate for water used by CWC in excess of 400,000 gallons per day. The water treatment plant went into service in December, 1990 following DPHAS approval.

         As of December 31, 1994, the transmission and distribution systems of CWC consisted of approximately 955 miles of main, of which approximately 30 miles have been laid in the past five years. On that date, approximately 75% of CWC's mains were eight-inch diameter or larger. Substantially all new main installations are cement-lined ductile iron pipe of eight-inch diameter or larger. Approximately 100 miles of the Company's pipelines are asbestos cement.

         From January 1, 1990 through December 31, 1994, CWC added $30,368,000 of gross plant additions (including plant financed by customer advances and contributions in aid of construction, allowance for funds used during construction and expenditures by CWC reimbursed by any other sources), and retired or sold property having a book value of $2,395,000, resulting in net additions during the period of $27,973,000.

               CWC PRODUCTION FACILITIES AS OF DECEMBER 31, 1994

                                                      Total                Dependable             Greatest                 1994
                                                     Storage               Yield (1)             Avg. Daily             Avg. Daily
                                                     Capacity              (thousands             Delivery               Delivery
                                                    (thousands             of gallons            (thousands             (thousands
                                                   of gallons)              per day)            of gallons)            of gallons)
                                                   -----------            ------------         ------------           -------------
Northern Region:
  Western System
    Enfield-East Windsor System Wells                                           7,200
    Suffield System Wells                                                         200
    South Windsor Wells                                                           720
    Ellsworth Wells                                                               100
    Lake Shenipsit                                   5,050,000                 11,200
    Talcottville Well                                                             300
    Vernon Wells                                                                  690
    Windsor Locks Wells                                                           300
                                                                            ---------
                                                                               20,710                 9,026 (2)              8,398
                                                                            ---------             ---------              ---------
  Somers System Wells                                                             390                   108 (3)                 99
                                                                            ---------             ---------              ---------
  Crescent Lake System (4)                                                     --                        31 (5)                 31
                                                                            ---------             ---------              ---------
  Reservoir Heights (6)                                                        --                         4 (7)                  4
                                                                            ---------             ---------              ---------
  Stafford Springs System
    #4 Reservoir                                        51,000 )
    #3 Reservoir                                        15,000 )                  700
    #2 Reservoir                                        60,000 )
                                                                            ---------
                                                                                  700                   629 (8)                499
                                                                            ---------             ---------              ---------
  Tolland Aqueduct System Wells                                                    42                    25 (3)                 21
                                                                            ---------             ---------              ---------
  Llynwood System Wells                                                            30                    13 (3)                  9
                                                                            ---------             ---------              ---------
  Lakewood/Lakeview System Wells                                                   49                    30 (5)                 30
                                                                            ---------             ---------              ---------
  Nathan Hale System Wells                                                         20                     9 (8)                  5
                                                                            ---------             ---------              ---------
Shoreline Region:
  Guilford System
    Killingworth & Kelseytown Reservoirs               273,000                  2,300
    Wells                                                                       4,540
                                                                            ---------

                                                                                6,840                 3,676 (9)              3,475
                                                                            ---------             ---------              ---------
  Chester System
    Upper and Lower Reservoirs                         176,000 )
    Turkey Hill Reservoir - Haddam                     149,000 )                1,200
    Wilcox Reservoir - Chester                          65,000 )
    Deuse Pond - Chester                                 4,800 )
    Well                                                                          190
                                                                            ---------
                                                                                1,390                   900 (10)               636
                                                                            ---------             ---------              ---------

  Chester Village West Wells                                                       30                     5 (5)                  5
                                                                            ---------             ---------              ---------

                                                      Total                Dependable             Greatest                 1994
                                                     Storage               Yield (1)             Avg. Daily             Avg. Daily
                                                     Capacity              (thousands             Delivery               Delivery
                                                   (thousands             of gallons            (thousands             (thousands
                                                   of gallons)              per day)            of gallons)            of gallons)
                                                   -----------            -----------           -----------            -----------
Naugatuck Region:
  Central System
    Long Hill Reservoir                                506,000 )
    Twitchell Reservoir                                  1,000 )
    Candee Reservoirs (11)                               7,000 )                3,600
    W. H. Moody Reservoir                              335,000 )
    Straitsville Reservoir                               7,000 )
    Mulberry Reservoir                                  50,000 )
    Beacon Valley Brook Supply                          --     )
    Meshaddock Brook Supply                                                       300
    Wells                                                                       1,000
                                                                            ---------

                                                                                4,900                 4,970 (13)             2,674
                                                                            ---------             ---------              ---------

  Terryville System
    Harwinton Ave. Reservoir (11)                       14,800                     50
    Wells                                                                         910
                                                                            ---------

                                                                                  960                   498 (2)                484
                                                                            ---------             ---------              ---------

  Thomaston System
    Thomaston Reservoir (11)                            93,000                    310
    Wells                                                                           0
    Waterbury Interconnection (12)                                                864
                                                                            ---------

                                                                                1,174                   852 (14)               378
                                                                            ---------             ---------              ---------

  Collinsville System
    Water Acquired by Contract (15)                                               650
    Reservoir (distribution)                               100
                                                                            ---------

                                                                                  650                   391 (3)                318
                                                                            ---------             ---------              ---------

 (1) Dependable yield is the maximum continuous rate of withdrawal available from a source of supply without seriously depleting the source. Dependable yield is based on long-term (99% dry year) rainfall records, storage capacity and watershed area.

 (2) Occurred in 1988.

 (3) Occurred in 1989.

 (4) Supplied by water purchased from the Town of East Longmeadow, Massachusetts.

 (5) Occurred in 1994.

 (6) Supplied by water purchased from the Town of Manchester.

 (7) First occurred in 1992.

 (8) Occurred in 1990.

 (9) Occurred in 1987.

(10) Occurred in 1969.

(11) Reservoir held in reserve and used for emergencies only.

(12) Generally used for emergencies. However, see "Item 3. Legal Proceedings" for a discussion of the contamination of the Thomaston Wells. CWC presently uses the Waterbury emergency water connection to purchase substantially all of its water supply requirements for the Thomaston System from the Waterbury Municipal Water Department.

(13) Occurred in 1964.

(14) Occurred in 1966.

(15) The Collinsville System has a right to up to 650,000 gallons per day through agreement with MDC. The source is Nepaug Reservoir with a storage capacity of 9.5 billion gallons. See "Item 2. Properties" for a description of this agreement.

ITEM 3.  LEGAL PROCEEDINGS

During the latter part of 1992 it was discovered that the CWC's Reynolds Bridge well field in Thomaston, Connecticut, was contaminated with methyl tertiary butyl ether ("MTBE"), a gasoline additive. At this time CWC is implementing an appropriate remediation program to clean up the well site. In 1994 legal action was initiated against all parties deemed responsible for such contamination in order to obtain recovery of CWC's investigation, clean-up and water treatment and supply costs. The lawsuit is still in the discovery stage. The magnitude of such costs is unknown at this time, but it is presently estimated that such costs may exceed $4,700,000 of which approximately $1,400,000 has been incurred at December 31, 1994, and $500,000 is expected to be incurred in 1995. The clean-up process may take ten years or more to complete. The Company has reflected the total estimated clean-up costs as a deferred asset in the accompanying consolidated balance sheets representing costs which management believes will be recoverable from third parties or future ratepayers. An offsetting liability has been recorded, net of payments, through December 31, 1994. CWC is presently purchasing water from a public water supply system to provide service to its customers at normal levels. The Company and its legal counsel presently believe that any such costs which are not recovered from third parties should be allowed to be recovered through rates charged for water service and that the ultimate resolution of this matter will not have a material impact on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4.1    EXECUTIVE OFFICERS OF THE COMPANY

                                                              Period Held or                Term of Office
       Name              Age            Office                Prior Position                   Expires
  ---------------        ---       ----------------           --------------                --------------
M. T. Chiaraluce         52       President and Chief       Held position of President     1995 Annual Meeting
                                  Executive Officer         since January, 1992 and
                                                            Chief Executive Officer
                                                            position with the Company
                                                            since July, 1992

W. F. Guillaume          62       Vice President -          Held current position or       1995 Annual Meeting
                                  Engineering and           other executive position
                                  Planning                  with the Company since
                                                            April, 1970

B. L. Lenz               55       Vice President -          Held current position or       1995 Annual Meeting
                                  Finance and Accounting    other executive position
                                  and Treasurer             with the Company since
                                                            March, 1979

J. R. McQueen            52       Vice President -          Held current position or       1995 Annual Meeting
                                  Customer Service and      other management or
                                  Government Affairs        engineering position with
                                                            the Company since October,
                                                            1965

K. W. Kells              51       Vice President - Design   Held current position or       1995 Annual Meeting
                                  and Construction          other engineering position
                                                            with the Company since
                                                            June, 1970

V. F. Susco, Jr.         43       Vice President -          Held current position or       1995 Annual Meeting
                                  Administration and        engineering position with
                                  Secretary                 the Company since May, 1978

T. P. O'Neill            41       Vice President -          Held current position or       1995 Annual Meeting
                                  Operations                other engineering position
                                                            with the Company since
                                                            February, 1980

P. J. Bancroft           45       Assistant Treasurer and   Held current position or       1995 Annual Meeting
                                  Controller                other accounting position
                                                            with the Company since
                                                            October, 1979

         There are no family relationships between any of the Directors and Executive Officers of the Company.

                                    Part II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the over-the-counter market under the symbol CTWS and is included in the NASDAQ National Market System.
The following table sets forth, for the periods indicated, the high and low last sale prices of the Company's Common Stock in the over-the-counter market and the dividends paid by the Company during the two most recent calendar years. The quotations represent actual sales prices, but the sales reflected may be inter-dealer transactions which do not reflect retail mark-up, mark-down or commission. NASDAQ is the source of the quotations for all periods. Since its affiliation with CWC in 1975, the Company has paid quarterly cash dividends on its Common Stock.

                                                                   Price
                                                         -------------------------
                                                                                             Dividends
                    Period                               High                 Low              Paid
                    ------                               ----                 ---           ----------
          1994:
               First Quarter                            $28.00               $25.00               $ .41
               Second Quarter                            26.00                22.75                 .41
               Third Quarter                             25.00                22.75                 .41
               Fourth Quarter                            24.75                22.75                 .42

          1993:
               First Quarter                            $28.25               $25.25               $ .41
               Second Quarter                            29.00                26.75                 .41
               Third Quarter                             31.875               27.25                 .41
               Fourth Quarter                            30.75                27.00                 .41

         As of March 1, 1995, there were approximately 5,300 holders of record of the Company's Common Stock.

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors from funds legally available therefor. Future dividends of the Company will be dependent upon timely and adequate rate relief, consolidated and parent company net income, availability of cash to the Company and CWC, the financial condition of the Company and CWC, the ability of the Company and CWC to sell their securities, the requirements of the construction program of CWC and other conditions existing at the time.

         The Company is not permitted to pay any dividends on its Common Stock unless full cumulative dividends to the last preceding dividend date for all outstanding shares of Cumulative Preferred Stock of the Company have been paid or set aside for payment.

    The income of the Company is derived mainly from earnings on its equity investment in CWC. At December 31, 1994, the retained earnings of CWC aggregated $9,363,000. As a result of dividend restrictions contained in CWC's mortgage indenture and Preferred Stock provisions, the amount of cash dividends payable on CWC's common equity capital out of CWC's retained earnings was limited to $9,113,000.

         The terms of CWC's outstanding Preferred Stock prohibit payment of cash dividends on CWC's Common Stock in the event of an arrearage in the payment of cumulative dividends on the Preferred Stock. CWC is in compliance with these Preferred Stock restrictions.

         The Company has a Dividend Reinvestment and Common Stock Purchase Plan. Under the plan, customers and employees of CWC and holders of Common Stock who elect to participate may automatically reinvest all or specified percentages of their dividends in additional shares of Common Stock (at a price equal to 95% of the average market price for the five days preceding the purchase) and may also make optional cash payments of up to $10,000 per calendar quarter to purchase additional shares of Common Stock at 100% of said average market price. The Company issues authorized but unissued shares of Common Stock to meet the requirements of the plan, and 1,500,000 shares have been registered with the Securities and Exchange Commission for that purpose. Under the plan, approximately 655,000 shares had been issued by the Company as of December 31, 1994

         The Company has a Performance Stock Program that provides for an aggregate maximum of up to 50,000 shares of Common Stock of the Company to be issued as awards of restricted stock to eligible employees of CWC, conditioned on the attainment of performance goals established by the Salary Committee. Under the plan approximately 9,500 shares, 5,900 of which are restricted, had been issued by the Company as of December 31, 1994.

         The Company has an Employee Savings 401-K Match Plan. Under the Plan approximately 4,000 shares of Common Stock had been issued by the Company as of December 31, 1994.

ITEM 6.  SELECTED FINANCIAL DATA

(Not covered by Report of Independent Public Accountants)

(THOUSANDS OF DOLLARS EXCEPT WHERE INDICATED)                                              YEARS ENDED DECEMBER 31,
                                                                        1994         1993         1992         1991          1990
                                                                     ---------    ---------    ---------    ---------     ---------
INCOME
Operating revenues................................................     $38,129      $38,131      $37,190      $37,372       $32,301
Operating expenses................................................     $28,474      $28,148      $27,157      $26,970       $23,589
Operating Income..................................................      $9,655       $9,983      $10,033      $10,402        $8,712
Interest and debt expense.........................................      $3,940       $4,338       $4,872       $5,321        $5,650
Net income applicable to common stock.............................      $5,842       $5,529       $5,111       $4,839        $2,945
Weighted average common shares outstanding........................   2,812,456    2,769,347    2,728,573    2,686,337     2,272,114
Earnings per average common share ................................       $2.08        $2.00        $1.87        $1.80         $1.30
Number of shares outstanding at year end..........................   2,870,559    2,789,977    2,751,331    2,711,125     2,667,878
ROE on year end common equity.....................................       12.2%        12.2%        11.8%        11.7%          7.3%
Cash dividends paid per common share..............................       $1.65        $1.64        $1.61        $1.60         $1.57
Dividend payout ratio.............................................       79.3%        82.0%        86.1%        88.9%        120.8%
Interest coverage - long-term debt (a)............................        4.1X         4.2X         3.5X         3.1X          2.3X
Effective Federal income tax rate (percentage of pre-tax income)..       38.5%        38.3%        36.7%        34.8%         35.1%
Accumulated depreciation to depreciable plant (b).................      25.28%       24.49%       22.85%       21.25%        19.73%

CASH FLOWS
Dividends to common stockholders..................................      $4,637       $4,539       $4,391       $4,295        $3,612
Deferred income taxes and investment tax credits..................      $1,080         $994         $968         $963          $889
Depreciation......................................................      $3,236       $3,194       $3,126       $3,115        $3,009
Gross additions to utility plant..................................      $6,514       $5,688       $4,272       $5,218        $8,682

BALANCE SHEET
Net utility plant.................................................    $140,784     $137,568     $135,697     $135,132      $133,103
Total capitalization..............................................    $103,355     $100,508      $98,510      $97,771       $97,615
Long-term debt....................................................     $54,600      $51,600      $51,600      $52,412       $52,953
Preferred stock (consolidated, excluding current maturities)......        $772       $3,748       $3,772       $3,869        $4,516
Book value - per common share ....................................      $16.72       $16.19       $15.68       $15.30        $15.05
Capitalization ratios:
  Common stockholders' equity.....................................         46%          45%          44%          42%           41%
  Preferred stock.................................................          1%           4%           4%           4%            5%
  Long-term debt..................................................         53%          51%          52%          54%           54%

(a) Interest coverage represents the ratio of utility operating income plus Federal and State income tax to annualized interest expense on outstanding long-term debt.

(b)  Year end depreciable plant

OPERATING DATA                                                        1994         1993         1992         1991          1990
                                                                   ---------    ---------    ---------    ---------     ---------
REVENUE CLASS (Thousands of dollars)
Residential.......................................................   $24,488      $24,574      $23,541      $23,675       $20,245
Commerical........................................................     4,696        4,745        4,729        4,823         4,112
Industrial........................................................     1,922        1,851        2,100        2,239         2,049
Public authority..................................................       893          903          856          836           736
Fire protection...................................................     6,021        5,967        5,881        5,691         5,083
Other.............................................................       109           91           83          108            76
                                                                   ---------    ---------    ---------    ---------     ---------
  Total operating revenues........................................   $38,129      $38,131      $37,190      $37,372       $32,301
                                                                   =========    =========    =========    =========     =========

Number of customers (average).....................................    60,082       59,558       58,966       58,514        58,088
Production (millions of gallons)..................................     6,229        6,206        6,023        6,175         6,390
Number of employees...............................................       164          168          179          177           204

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

During 1994 our Dividend Reinvestment and Common Stock Purchase Plan (DRIP) provided over $1,700,000 of new equity capital including approximately $750,000 of new equity from the over 750 customers participating in the Customer Stock Purchase Plan (CSPP), a recent amendment to the DRIP. These customers acquired common shares near the market price low for the year. The decline in market price during 1994 generally reflects the interest rate sensitivity of utility common stocks whereby the stock market price will decline when long-term interest rates rise.

Utility plant additions were financed through cash provided by operating activities and funds received from others. Seasonal cash requirements were provided through interim bank borrowings.

Interim bank loans payable at year end were approximately $1,250,000 lower than last year. Management considers the current $9,000,000 line of credit with three banks adequate to finance expected short-term borrowing requirements that may arise from operations during 1995. Interest expense charged on interim bank loans will fluctuate subject to financial market conditions experienced during the year.

Management continued to reduce the Subsidiary's cost of capital through the issuance of $12,050,000, 6.94%, First Mortgage Bonds, the proceeds of which were used to refinance higher cost First Mortgage Bonds as well as the $3,000,000, 9 1/2%, Preferred Stock issue.

A 12.5% return on average common equity was achieved again this year. Likewise, for the second consecutive year interest coverage, the ratio of utility operating income plus Federal and State income tax to annualized interest expense on outstanding long-term debt, exceeded 4.0 times coverage.

RATE RELIEF AND INFLATION

The Subsidiary's last rate increase was effective March 25, 1991. That rate decision included a 12.7% allowed return on common equity and a 10.74% allowed return on rate base. Future economic and financial market conditions, coupled with governmental regulations and fiscal policy, plus other factors which are unpredictable and often beyond the control of the Company, will influence when future rate relief will be required. Construction expenditures mandated to comply with the amendments to the 1986 Safe Drinking Water Act (SDWA) will also affect water rates charged to customers.

A Construction Work in Progress (CWIP) rate surcharge calculated at the utility's last allowed return on rate base, applied to 90% of construction expenditures for new facilities mandated by the SDWA, is available to provide a cash return on the Subsidiary's mandated SDWA construction expenditures. The Subsidiary has collected a CWIP surcharge in the past and expects to receive approval of a similar surcharge with respect to any future significant SDWA projects.

Likewise, the Department of Public Utility Control (DPUC) is currently authorized to approve an acquisition surcharge when it determines, in consultation with the Department of Public Health and Addiction Services (DPHAS), that a distressed water system should, or must, be acquired by a stockholder owned water company so as to assure the availability and potability of water and the provision of water at adequate volume and pressure to the customers served by the distressed water system. This surcharge is based on the acquisition costs and construction improvements necessary to rehabilitate the acquired water company's system and is calculated in a manner similar to the CWIP surcharge. The Subsidiary has previously not requested or received approval of such an acquisition surcharge. Although the Subsidiary is now requesting an acquisition surcharge in connection with its probable acquisition of a distressed water company and intends to apply for approval of an acquisition surcharge with respect to any other mandated water company acquisition, there is no assurance that the DPUC will permit such a surcharge.

The Company, like all other businesses, is affected by inflation, most notably by the continually increasing costs required to maintain, improve, and expand its service capacity. The cumulative effect of inflation results in significantly higher facility replacement costs which must be recovered from future cash flow. The ability of the Company to recover this increased investment in facilities is dependent upon future revenue increases which are subject to approval by the DPUC.

Management does not presently plan to petition the DPUC for an increase in permanent rates or to implement a CWIP surcharge in 1995.

OUTLOOK FOR 1995

The Company's profitability is attributable to the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations throughout the year and particularly during the summer months when water demand will vary with rainfall and temperature levels.

The Board of Directors has approved a $5,750,000 construction budget for 1995. Funds provided by operating activities, given normal weather patterns and related operating revenue billings, are expected to finance this construction program. Refer to Note 14, Utility Plant and Construction Program, in Notes to Consolidated Financial Statements for additional discussion of the Subsidiary's future construction program. The improvements to the Killingworth Reservoir, mentioned in last year's "Outlook", have been delayed due to environmental and other regulatory requirements and are not included in the current three year projection of construction costs.

Through December 31, 1994, the Company has incurred approximately $1,400,000 in its effort to clean up the Reynolds Bridge Well Field (RBWF) contaminated with MTBE, a gasoline additive. Additional expenditures of approximately $500,000 related to this clean-up effort are expected to be incurred in 1995. Refer to
Note 13, Recoverable Contamination Clean-Up Costs, for additional discussion of RBWF clean-up costs. Management believes that these costs and future related costs should be recovered from the responsible parties.

The DPUC is expected to mandate the takeover of a distressed water system in 1995. This water system, with over 400 customers, will cost the Company approximately $1,300,000 to acquire and require approximately $1,500,000 of water system improvements over the next three years. The related rate impact on these customers is unknown at this time. However, the Company has requested that an acquisition surcharge be implemented on the customers of the distressed water system. A decision from the Department of Public Utility Control is expected in March or April, 1995. The outcome of this mandated acquisition is not expected to have a material impact on the Company's future financial results.

The present dividend rate of $.42 per quarter, if maintained (subject to Board of Directors' approval) represents an annual common stock dividend rate of $1.68 per share.

The RBWF clean-up costs, plus the acquisition and improvement costs of the distressed water system, in the amounts mentioned above, may be financed by a combination of interim bank debt and common equity proceeds received through the DRIP.

RESULTS OF OPERATIONS

1994 COMPARED WITH 1993

Net income applicable to common stock for 1994 increased from that of 1993 by $313,000, or $.08 per average common share on an increased number of common shares outstanding providing a 12.2% return on year end common equity for the second consecutive year.

This improvement to net income resulted from a $398,000 decrease in interest and debt expense, a $217,000 decline in preferred stock dividends of the Subsidiary, and a $26,000 increase in other income and deductions, partially offset by a $328,000 decrease in operating income.

The decrease in interest and debt expense and preferred dividends is primarily due to the refinancing of 10%, 9 3/8%, and 8 1/2% First Mortgage Bonds and a 9 1/2% Preferred Stock issue with 6.94% First Mortgage Bonds in 1994, in addition to the interest savings from the refinancings completed in 1993. Details of these transactions are provided in Notes 7 and 8, Preferred Stock and Long-Term Debt, in Notes to the Consolidated Financial Statements. The increase in other income and deductions is primarily due to increased Allowance For Funds Used During Construction.

Operating revenues were virtually the same as the prior year. Last year the Subsidiary experienced an unusually hot and dry summer that increased residential customers' water consumption. This year residential and commercial consumption both dropped 1% from 1993 levels while industrial consumption increased 5%. Fire protection and other revenues also increased by approximately $75,000.

Details of the $326,000, or 1.2% increase in operating expense includes the following:

Increase in expenses:

- Maintenance Expense - The expense savings from the debt refinancings provided an opportunity to implement planned preventative maintenance and non-critical repairs to our utility plant . . . . . . . . $177,000

- Income Taxes - Higher taxable income is the primary reason for this increase. Refer to Notes 9 and 10, Federal Income Tax and Connecticut Corporation Business Tax Expense, in Notes to Consolidated Financial
         Statements . . . . . . . . . . . . . . . . . . . . . . . . .  $ 83,000

- Operation Expense - These expenses increased in total only 1/2% from last year. Cost reduction and efficiencies offset the 4% average wage increase granted to employees . . . . . . . . . . . . . . . . $ 65,000

-        Depreciation Expense - Primarily due to utility plant placed in service during 1994 and 1993 . . . . . . . . . . . . . . . .  $ 49,000

- Payroll Taxes - Reflects the increase in FICA, Medicare, and State Unemployment taxable wage bases and a higher State Unemployment tax rate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 23,000

Decrease in expenses:

-        Municipal Taxes - Reflects lower assessed valuations following revaluation in several towns  . . . . . . . . . . . . . . . . $ 71,000

1993 COMPARED WITH 1992

Net income applicable to common stock for 1993 increased from that of 1992 by $418,000, or $.13 per average common share on an increased number of common shares outstanding.

This improvement resulted from a $534,000 decrease in interest and debt expense partially offset by a $50,000 decrease in operating income and a $66,000 decrease in other income and deductions.

The $457,000 decrease in long-term debt expense reflects the refinancings of long-term debt through the issuance of Series R, T and U First Mortgage Bonds completed in 1992 and 1993. Additional details of these transactions are provided in Note 8, Long-Term Debt in Notes to Consolidated Financial Statements. The $77,000 decrease in other interest reflects a lower average balance of interim loans outstanding in 1993 at reduced interest rates.

Operating revenues increased $941,000, or 2.5%, primarily due to a dry, hot 1993 summer season (as compared to a wet, cool 1992 summer) which increased residential customers' water consumption by approximately 4%, partially offset by a 14% decline in water volume consumed by industrial customers.

The $991,000 increase in operating expense is primarily due to increased income and gross revenue taxes, $669,000 (principally due to higher taxable income), increased maintenance expense, $319,000 (due primarily to implementation of planned preventative maintenance and non-critical repairs to utility plant), increase in depreciation expense, $125,000, partially offset by a net reduction of $122,000 in all other expenses such as operation expenses and municipal property taxes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Connecticut Water Service, Inc.:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Connecticut Water Service, Inc. (a Connecticut corporation) and Subsidiary as of December 31, 1994, 1993 and 1992, and the related consolidated statements of income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. and Subsidiary as of December 31, 1994, 1993 and 1992, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 2 to the financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.


/s/ Arthur Andersen LLP

Hartford, Connecticut
February 10, 1995

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
ASSETS                                                                           1994             1993             1992
------                                                                        ---------        ---------        ---------

                                                                                         (THOUSANDS OF DOLLARS)
Utility Plant
  Utility Plant..........................................................      $181,079         $176,308         $171,820
  Construction Work in Progress..........................................         3,369            2,596            1,617
  Utility Plant Acquisition Adjustments..................................        (1,206)          (1,206)          (1,196)
                                                                              ---------        ---------        ---------
                                                                                183,242          177,698          172,241
  Accumulated Provision for Depreciation.................................       (42,458)         (40,130)         (36,544)
                                                                              ---------        ---------        ---------

    Net Utility Plant....................................................       140,784          137,568          135,697
                                                                              ---------        ---------        ---------

Investments
  Unconsolidated Subsidiary at Underlying Equity.........................            35               35               35
  Other..................................................................           846              727              614
                                                                              ---------        ---------        ---------

    Total Investments....................................................           881              762              649
                                                                              ---------        ---------        ---------

Current Assets
  Cash...................................................................            18               44               60
  Accounts Receivable (Less Allowance,
    1994 - $149; 1993 - $166; 1992 - $256)...............................         3,599            3,425            3,861
  Accrued Unbilled Revenues..............................................         2,800            2,798            2,841
  Materials and Supplies, at Average Cost................................           651              681              827
  Prepayments and Other Current Assets...................................           864              255              323
                                                                              ---------        ---------        ---------

    Total Current Assets.................................................         7,932            7,203            7,912
                                                                              ---------        ---------        ---------

Deferred Charges
  Unamortized Debt Issuance Expense......................................         5,587            5,111            4,315
  Taxes Recoverable Through Future Rates.................................         9,200           10,000               --
  Postretirement Benefits Other Than Pension Recoverable
    Through Future Rates.................................................           757              640               --
  Recoverable Contamination Clean-Up Costs...............................         4,700              912              200
  Prepaid Income Taxes on Contributions in Aid of Construction...........           450              439              443
  Other Costs............................................................           950              445              480
                                                                              ---------        ---------        ---------

    Total Deferred Charges...............................................        21,644           17,547            5,438
                                                                              ---------        ---------        ---------

      Total Assets.......................................................      $171,241         $163,080         $149,696
                                                                              =========        =========        =========



   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
CAPITALIZATION AND LIABILITIES                                                   1994             1993             1992
------------------------------                                                ---------        ---------        ---------

                                                                                          (THOUSANDS OF DOLLARS)
Capitalization (See Accompanying Statements)
  Common Stockholders' Equity............................................       $47,983          $45,160          $43,138
  Preferred Stock........................................................           772              772              772
  Preferred Stock with Mandatory Redemption Provisions...................            --            2,976            3,000
  Long-Term Debt ........................................................        54,600           51,600           51,600
                                                                              ---------        ---------        ---------

    Total Capitalization.................................................       103,355          100,508           98,510
                                                                              ---------        ---------        ---------

Current Liabilities
  Interim Bank Loans Payable.............................................         2,700            3,950            4,983
  Current Portion of Long-Term Debt......................................            --               --              150
  Current Portion of Preferred Stock.....................................            30               30              102
  Accounts Payable.......................................................         4,219            2,574            1,771
  Accrued Taxes..........................................................         1,810            1,466            1,787
  Accrued Interest.......................................................         1,250            1,196            1,135
  Accrued Recoverable Contamination Clean-Up Costs.......................           500               --               --
  Other..................................................................         1,544            1,263            1,082
                                                                              ---------        ---------        ---------

    Total Current Liabilities............................................        12,053           10,479           11,010
                                                                              ---------        ---------        ---------

Accrued Recoverable Contamination Clean-Up Costs.........................         2,811               --               --
                                                                              ---------        ---------        ---------

Advances for Construction................................................        12,099           11,584           11,995
                                                                              ---------        ---------        ---------

Contributions in Aid of Construction.....................................        18,145           18,128           17,434
                                                                              ---------        ---------        ---------

Deferred Federal Income Taxes............................................        10,547            9,408            8,355
                                                                              ---------        ---------        ---------

Unfunded Future Income Taxes.............................................         9,200           10,000               --
                                                                              ---------        ---------        ---------

Unfunded Postretirement Benefits Other Than Pension......................           757              640               --
                                                                              ---------        ---------        ---------

Unamortized Investment Tax Credits.......................................         2,274            2,333            2,392
                                                                              ---------        ---------        ---------


      Total Capitalization and Liabilities...............................      $171,241         $163,080         $149,696
                                                                              =========        =========        =========




   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                              DECEMBER 31,
                                                                                 1994             1993             1992
                                                                              ---------        ---------        ---------
Common Stockholders' Equity                                                               (THOUSANDS OF DOLLARS)
  Common Stock Without Par Value; Authorized -
  7,500,000 Shares;
    Shares Issued and Outstanding: 1994  - 2,870,559;
      1993 - 2,789,977; 1992 - 2,751,331.................................       $40,126          $38,218          $37,186
    Stock Issuance Expense...............................................        (1,183)          (1,150)          (1,150)
    Retained Earnings....................................................         9,040            8,092            7,102
                                                                              ---------        ---------        ---------
        Total Common Stockholders' Equity................................        47,983           45,160           43,138
                                                                              ---------        ---------        ---------
Cumulative Preferred Stock of
  Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized,
      Issued and Outstanding 15,000 Shares...............................           300              300              300
    Series $.90 Non-Voting, $16 Par Value;
      Authorized 50,000 Shares, Issued and
      Outstanding 29,499 Shares..........................................           472              472              472
                                                                              ---------        ---------        ---------
        Total Preferred Stock of
         Connecticut Water Service, Inc..................................           772              772              772
                                                                              ---------        ---------        ---------
Cumulative Preferred Stock of The Connecticut
  Water Company, with Mandatory Redemption
  Provisions, Voting, $100 Par Value; Authorized
  50,000 Shares, Issued and Outstanding:
                                             SHARES
                                   --------------------------
    SERIES                           1994     1993     1992
-------------                      --------  -------  -------
    4 3/4%                              300      600      900                        30               60               90
    5 7/8%                                0        0      400                        --               --               40
    7%                                    0        0      320                        --               --               32
    9 1/2%                                0   30,000   30,000                        --            3,000            3,000
    Stock Issuance Expense...............................................            --              (54)             (60)
                                                                              ---------        ---------        ---------
                                                                                     30            3,006            3,102
     Less Current Portion of Preferred Stock.............................            30               30              102
                                                                              ---------        ---------        ---------
        Total Preferred Stock of
         The Connecticut Water Company...................................            --            2,976            3,000
                                                                              ---------        ---------        ---------
Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      9 3/8%  Series L, due 1997.........................................            --            1,800            1,875
      7 1/4%  Series M, due 2004.........................................            --               --            4,625
      8 3/8%  Series N, due 1993.........................................            --               --            8,000
      8 1/2%  Series O, due 1999.........................................            --            2,250            2,250
      10%     Series P, due 2004.........................................            --            5,000            5,000
      6.9%    Series Q, due 2021.........................................        10,000           10,000           10,000
      5 7/8%  Series R, due 2022.........................................        15,000           15,000           15,000
      6.65%   Series S, due 2020.........................................         8,000            8,000               --
      5 3/4%  Series T, due 2028.........................................         5,000            5,000               --
      5.3%    Series U, due 2028.........................................         4,550            4,550               --
      6.94%   Series V, due 2029.........................................        12,050               --               --
                                                                              ---------        ---------        ---------
                                                                                 54,600           51,600           46,750
    8.1% Unsecured Promissory Note, due 2008.............................            --               --            5,000
                                                                              ---------        ---------        ---------
                                                                                 54,600           51,600           51,750
    Less Current Portion of Long-Term Debt...............................            --               --              150
                                                                              ---------        ---------        ---------
        Total Long-Term Debt.............................................        54,600           51,600           51,600
                                                                              ---------        ---------        ---------
          Total Capitalization...........................................      $103,355         $100,508          $98,510
                                                                              =========        =========        =========




   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                                 1994             1993             1992
                                                                              ---------        ---------        ---------

                                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues.......................................................       $38,129          $38,131          $37,190
                                                                              ---------        ---------        ---------

Operating Expenses
  Operation..............................................................        12,929           12,864           12,950
  Maintenance............................................................         1,970            1,793            1,474
  Depreciation...........................................................         3,086            3,037            2,912
  Federal Income Taxes...................................................         3,769            3,710            3,163
  Connecticut Corporation Business Taxes.................................           987              963              887
  Taxes Other Than Income Taxes..........................................         5,733            5,781            5,771
                                                                              ---------        ---------        ---------

       Total Operating Expenses..........................................        28,474           28,148           27,157
                                                                              ---------        ---------        ---------

Utility Operating Income.................................................         9,655            9,983           10,033
                                                                              ---------        ---------        ---------

Other Income (Deductions)
  Interest...............................................................           100              105              113
  Allowance for Funds Used During Construction...........................            89               71              108
  Preferred Stock Dividends of Subsidiary................................           (73)            (290)            (296)
  Other..................................................................            23              (29)              75
  Taxes on Other Income..................................................            26               65              (12)
                                                                              ---------        ---------        ---------

       Total Other Income (Deductions)...................................           165              (78)             (12)
                                                                              ---------        ---------        ---------

Interest and Debt Expense
  Interest on Long-Term Debt.............................................         3,457            3,855            4,340
  Other Interest Charges.................................................           295              273              350
  Amortization of Debt Expense...........................................           188              210              182
                                                                              ---------        ---------        ---------

       Total Interest and Debt Expense...................................         3,940            4,338            4,872
                                                                              ---------        ---------        ---------

Net Income Before Preferred Dividends....................................         5,880            5,567            5,149

Preferred Stock Dividend Requirement.....................................            38               38               38
                                                                              ---------        ---------        ---------

Net Income Applicable to Common Stockholders.............................        $5,842           $5,529           $5,111
                                                                              =========        =========        =========

Weighted Average Common Shares Outstanding...............................         2,812            2,769            2,729
                                                                              =========        =========        =========

Earnings Per Average Common Share........................................         $2.08            $2.00            $1.87
                                                                              =========        =========        =========




   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                 1994             1993             1992
                                                                              ---------        ---------        ---------

                                                                                         (THOUSANDS OF DOLLARS)
Operating Activities:
  Net Income Before Preferred Dividends of Parent........................        $5,880           $5,567           $5,149
                                                                              ---------        ---------        ---------

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $150 in 1994, $157 in 1993 and
      $214 in 1992 charged to other accounts)............................         3,236            3,194            3,126
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and
        Accrued Unbilled Revenues........................................          (176)             479              744
      (Increase) Decrease in Other Current Assets........................          (579)             214              172
      (Increase) Decrease in Other Non-Current Items.....................          (870)            (570)             207
      Increase (Decrease) in Accounts Payable, Accrued
        Expenses and Other Current Liabilities...........................         2,324              724            1,382
      Increase (Decrease) in Deferred Income Taxes and
        Investment Tax Credits, Net......................................         1,080              994              968
                                                                              ---------        ---------        ---------
          Total Adjustments..............................................         5,015            5,035            6,599
                                                                              ---------        ---------        ---------

          Net Cash Provided by Operating Activities......................        10,895           10,602           11,748
                                                                              ---------        ---------        ---------

Investing Activities:
  Gross Additions to Utility Plant (including
    Allowance for Funds Used During Construction of
    $89 in 1994, $71 in 1993 and $108 in 1992)...........................        (6,514)          (5,688)          (4,272)
                                                                              ---------        ---------        ---------

Financing Activities:
  Proceeds from Interim Bank Loans.......................................         2,700            3,950            4,983
  Repayment of Interim Bank Loans........................................        (3,950)          (4,983)          (6,413)
  Proceeds from Issuance of Long-Term Debt...............................        12,050           17,550           15,000
  Reduction of Long-Term Debt Including Current Portion..................        (9,050)         (17,700)         (17,001)
  Proceeds from Issuance of Common Stock.................................         1,908            1,032              930
  Retirement of Preferred Stock..........................................        (3,030)            (102)            (102)
  Charges Related to Redemption of Subsidiary's 9 1/2% Series
    Preferred Stock......................................................          (257)              --               --
  Advances, Contributions and Funds From
    Others for Construction, Net.........................................           594              906            1,182
  Costs Incurred to Issue Long-Term Debt, Preferred
     Stock, and Common Stock.............................................          (697)          (1,006)          (1,690)
  Cash Dividends Paid....................................................        (4,675)          (4,577)          (4,429)
                                                                              ---------        ---------        ---------

          Net Cash Provided by (Used in) Financing Activities............        (4,407)          (4,930)          (7,540)
                                                                              ---------        ---------        ---------

Net Increase (Decrease) in Cash..........................................           (26)             (16)             (64)
Cash at Beginning of Year................................................            44               60              124
                                                                              ---------        ---------        ---------

Cash at End of Year......................................................           $18              $44              $60
                                                                              =========        =========        =========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)................................        $3,698           $4,189           $5,035
    State and Federal Income Taxes.......................................        $3,480           $3,945           $2,270




   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION - Connecticut Water Service, Inc. (the Company) is the parent company of The Connecticut Water Company (the Subsidiary). Intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

REGULATION - The Subsidiary's accounting policies conform to the Uniform System of Accounts prescribed by the State of Connecticut Department of Public Utility Control (DPUC) and to generally accepted accounting principles.

REVENUES - The Subsidiary accrues an estimate for the amount of revenues relating to sales unbilled at the end of each quarter. Generally, all customers are billed quarterly, except larger commercial and industrial customers, and public fire protection customers, who are billed monthly. All customers, except fire protection customers, are metered. Public fire protection charges are based on the length and diameter of the water main and number of hydrants in service. Private fire protection charges are based on the diameter of the connection to the water main.

UTILITY PLANT - Utility plant is stated at original cost of such property when first devoted to public service. The difference between the original cost and the cost to the Subsidiary is charged or credited to utility plant acquisition adjustments. Utility Plant accounts are charged with the cost of improvements and replacements of property including an allowance for funds used during construction. Retired or disposed of depreciable plant is charged to accumulated provision for depreciation together with any costs applicable to retirement, less any salvage received. Maintenance of utility plant is charged to expense.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION - The Allowance for Funds Used During Construction (AFUDC) represents the estimated cost of funds used to finance the construction of the Subsidiary's utility plant. Generally, utility plant under construction is not recognized as part of the Subsidiary's rate base for ratemaking purposes until facilities are placed into service, and accordingly, the Subsidiary charges AFUDC to the construction cost of utility plant. Capitalized AFUDC, which does not represent current cash income, is recovered through rates over the service lives of the facilities. The AFUDC rate applied by the Subsidiary was 10.74% for all years reported.

DEPRECIATION - Depreciation is computed on a straight line basis at various rates, approved by the DPUC, estimated to be sufficient to provide for the recovery of the investment in utility plant over its useful life. Water treatment facilities are depreciated using a 2.5% composite rate while most other utility plant items use a composite rate of 1.64%. The provisions for depreciation based on the average balance of depreciable property were 2.0% for 1994, 1993 and 1992.

CUSTOMERS' ADVANCES FOR CONSTRUCTION AND CONTRIBUTIONS IN AID OF CONSTRUCTION AND RELATED PREPAID INCOME TAXES - Under the terms of construction contracts with real estate developers and others, the Subsidiary receives advances for the costs of new main installations. Refunds are made, without interest, as services are connected to the main, over periods not exceeding fifteen years and not in excess of the original advance. Unrefunded balances, at the end of the contract period, are credited to Contributions in Aid of Construction
(CIAC) and are no longer refundable. Advances and CIAC received from developers subsequent to 1986 are taxable to the Subsidiary for income tax purposes when received. The DPUC allows partial recovery of this tax from real estate developers and other third parties. The tax collected from third parties is discounted by the present value of the tax depreciation benefits. The difference between the tax paid by the Subsidiary and the tax collected is recorded as a prepaid tax asset. This will be recovered through future tax depreciation deductions.

INCOME TAXES - Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", which requires the use of the liability method in accounting for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. To the extent such income taxes are recoverable or payable through future rates, an offsetting regulatory asset and liability have been recorded in the accompanying Consolidated Balance Sheets. Since the offsetting deferred asset and liability have no cash flow implications, there is no impact shown on the Company's Cash Flow Statements.

The Company believes that all deferred income tax assets will be realized in the future. Approximately $1,500,000 and $2,575,000, respectively, of the December 31, 1994 and 1993 Unfunded Future Income Taxes is related to deferred Federal income taxes. The remaining $7,700,000 and $7,425,000, respectively, of the Unfunded Future Income Taxes on the balance sheet at December 31, 1994 and 1993, is related to deferred State income taxes.

Prior years' financial statements have not been restated for the adoption of SFAS 109.

Deferred Federal income taxes have been provided for Federal investment tax credits and accelerated depreciation subsequent to 1981, as required by Federal income tax regulations. Deferred taxes have also been provided for temporary differences in the recognition of certain expenses for tax and financial statement purposes as allowed by DPUC ratemaking policies. The total of these "Deferred Federal Income Taxes" are listed separately on the balance sheet from the Unfunded Future Income Taxes which arose from the implementation of SFAS 109.

Connecticut Corporation Business Tax (CCBT) has been reflected using the flow-through method of accounting for all tax accounting timing differences in accordance with required DPUC ratemaking policies.

MUNICIPAL TAXES - Municipal taxes are expensed over the 12 month period beginning on July 1 following the lien date, corresponding with the period in which the municipal services are provided.

OTHER DEFERRED COSTS - In accordance with DPUC ratemaking procedures, costs benefiting future periods, such as tank painting, are expensed over the periods they benefit.

UNAMORTIZED DEBT ISSUANCE EXPENSE - The issuance costs of long-term debt, including the remaining balance of issuance costs on long-term debt issues that have been refinanced prior to maturity and related call premiums, are amortized over the respective life of the outstanding debt, as approved by the DPUC.

NOTE 2:  PENSION COST AND OTHER EMPLOYEE BENEFITS

PENSION - The Subsidiary has a trusteed, non-contributory defined benefit retirement plan (the Pension Plan) which covers all employees who have completed one year of service. Benefits under the Pension Plan are based on credited years of service and "average earnings", as defined in the Pension Plan. The Subsidiary's policy is to fund accrued pension costs as permitted by Federal income tax regulations. No funding was permitted for 1994 and 1993.

The table below sets forth the Pension Plan's funded status and amounts recognized in the Company's year end Balance Sheets.

                                                                              1994          1993           1992
                                                                             ------        ------         ------
                                                                                     (Thousands of dollars)
Actuarial present value of benefit obligations:
   Vested benefit obligation    . . . . . . . . . . . . . . . . . . . .      $ 6,044       $ 6,776        $ 5,355
   Accumulated benefit obligation   . . . . . . . . . . . . . . . . . .        6,322         6,909          5,431
   Projected benefit obligation   . . . . . . . . . . . . . . . . . . .        8,184         9,568          7,694
Pension Plan assets at fair value, primarily
   equity securities and U.S. bonds   . . . . . . . . . . . . . . . . .        8,825         9,412          8,753
Projected benefit obligation  . . . . . . . . . . . . . . . . . . . . .       (8,184)       (9,568)        (7,694)
                                                                             -------       -------        -------
Pension Plan assets in excess of (under) projected
   benefit obligation   . . . . . . . . . . . . . . . . . . . . . . . .          641          (156)         1,059
Add (Deduct):
   Unrecognized net gain from past experience
       different from that assumed and effects
       of changes in assumptions  . . . . . . . . . . . . . . . . . . .       (1,768)         (534)        (1,791)
   Unrecognized net transition asset at January 1,
       1986 being recognized over 15 years  . . . . . . . . . . . . . .         (226)         (259)          (291)
   Unrecognized prior service cost  . . . . . . . . . . . . . . . . . .          347           388            421
                                                                             -------       -------        -------
   Prepaid (accrued) pension cost as of December 31   . . . . . . . . .      $(1,006)      $  (561)       $  (602)
                                                                             =======       =======        =======

Net periodic pension cost for 1994, 1993, and 1992 included the following components:

Service cost-benefits earned during the period  . . . . . . . . . . . .      $   469       $   388        $   331
Interest cost on projected benefit obligation . . . . . . . . . . . . .          631           618            578
Actual return on Pension Plan assets  . . . . . . . . . . . . . . . . .          144          (796)          (696)
Deferred investment gain (loss) . . . . . . . . . . . . . . . . . . . .         (813)          117            114
Amortization of:
  Unrecognized net transition asset . . . . . . . . . . . . . . . . . .          (32)          (32)           (32)
  Unrecognized net (gain) loss  . . . . . . . . . . . . . . . . . . . .           14           (89)          (106)
  Unrecognized prior service cost . . . . . . . . . . . . . . . . . . .           32            33             33
                                                                             -------       -------        -------
Net periodic pension cost . . . . . . . . . . . . . . . . . . . . . . .      $   445       $   239        $   222
                                                                             =======       =======        =======

   The actuarial present value of the projected benefit obligation was determined based on the following assumptions:

                                                                1994              1993         1992
                                                                ----              ----         ----
   Weighted average discount rate . . . . . .                   7.75%             6.5%         8.0%
                  and
   Rate of increase in future
   compensation levels. . . . . . . . . . . .                   5.3%              5.3%         6.6%

The long-term expected rate of return
on plan assets used in the determination
of pension costs . . . . . . . . . . . . . .                    8.0%              8.5%         8.0%

   The weighted average discount rate assumption is based on the return provided by high quality fixed income investments at year end. This rate of return assumption will more than likely change annually. The wage rate assumption and the rate of return on plan assets are longer out-looking assumptions which may be revised to reflect changes in economic conditions.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN - The Subsidiary provides additional pension benefits to senior management through a supplemental executive retirement plan. At December 31, 1994 the actuarial present value of the projected benefit obligation was $190,000. Expense associated with this plan was $72,000 for 1994, $123,000 for 1993, and $95,000 for 1992.

POSTRETIREMENT BENEFITS OTHER THAN PENSION (PBOP) - In addition to providing pension benefits, the Subsidiary provides certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust (VEBA) that has been approved by the DPUC. Substantially all of the Subsidiary's employees may become eligible for these benefits if they retire from the Company on or after age 55 with 10 years of service with the Subsidiary. The contributions for calendar years 1994, 1993, and 1992 were $250,000, $250,000, and $345,000, respectively and were deductible by the Subsidiary for Federal Income Tax purposes.

The Financial Accounting Standards Board (FASB) issued new standards of accounting for postretirement health care benefits (SFAS 106) which the Company adopted in 1993. A deferred regulatory asset has been recorded on the Company's books to reflect the amount which represents the future operating revenues expected to be collected in customer rates when the associated liabilities become payable, including appropriate income and gross earnings taxes. The Company believes that the deferred asset recorded from the adoption of this statement will be recovered in the future through the ratemaking process as the DPUC has issued decisions for other water companies authorizing rate recovery of SFAS 106 expense and has allowed the recording of a regulatory asset for the portion of the costs to be recovered through future rates. Since the offsetting deferred asset and liability have no cash flow implications, there is no impact shown on the Company's cash flow statements.

For SFAS 106, the Company has elected to recognize the transition obligation on a delayed basis over a period equal to the plan participants' 21.6 years of average future service.

Prior years' financial statements have not been restated for the adoption of SFAS 106.

During 1993, three changes in the Company's policy of providing PBOP's provisions were adopted effective January 1, 1994 and are reflected in the Accumulated Postretirement Benefit Obligation (APBO) as of December 31, 1993. These changes are summarized below:

       - Participants retiring on or after January 1, 1994 will contribute 20% of the annual medical premium for medical coverage.

       -    Active employees will be eligible to participate at age 45.

       - Participants hired on or after January 1, 1994 will receive full PBOP benefits after 30 years of service. Benefits will be prorated for less than 30 years of service.

The table below sets forth the PBOP plan's funded status and unfunded amounts recognized in the Company's 1994 and 1993 year end Balance Sheets.

                                                                                              1994           1993
                                                                                              ----           ----
                                                                                            (Thousands of dollars)
Accumulated Postretirement Benefit Obligation (APBO):
       Current retirees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $(1,757)      $(2,345)
       Active employees fully eligible for benefits . . . . . . . . . . . . . . . .             (401)         (354)
       Other active employees . . . . . . . . . . . . . . . . . . . . . . . . . . .             (784)       (1,145)
                                                                                             -------       -------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,942)       (3,844)
Fair value of assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              901           836
                                                                                             -------       -------
APBO in excess of fair value of assets  . . . . . . . . . . . . . . . . . . . . . .           (2,041)       (3,008)
                                                                                             -------       -------

Unrecognized amounts:
       Transition obligation  . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,968         2,616
       Prior service cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --            --
       Net loss (gain)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,684)         (248)
                                                                                             -------       -------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,284         2,368
                                                                                             -------       -------
Unfunded PBOP at December 31  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   757       $   640
                                                                                             =======       =======
Net periodic PBOP costs include the following components:

Service cost - benefits attributed to service
       during the period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   158       $   273
Interest cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              209           429
Actual return on assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (9)          (24)
Amortization of transition obligation . . . . . . . . . . . . . . . . . . . . . . .              165           221
Amortization of Losses (Gains)  . . . . . . . . . . . . . . . . . . . . . . . . . .             (128)           --
Deferral of asset (loss) gain during the year . . . . . . . . . . . . . . . . . . .              (29)           (9)
                                                                                             -------       -------
Net Periodic PBOP Costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   366       $   890
                                                                                             =======       =======

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation for 1994 was 7.75% and 6.5% for 1993. The expected long-term after tax return on PBOP assets was 5% for both 1994 and 1993.

In determining the accumulated postretirement benefit obligation, two sets of medical cost trend rates were used; for retired employees prior to age 65 and for retirees age 65 and over. Health care cost trends of 14% and 10%, respectively, were assumed for 1994, grading down over the years to 5.5% in 1999 and after.

The health care cost trend rate has a significant effect on the accumulated postretirement benefit obligation and net periodic cost. A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation at December 31, 1994 by $300,000 and would increase the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $50,000. Accordingly, subsequent changes would increase or decrease the regulatory assets and liabilities discussed above.

SAVINGS PLAN - The Subsidiary maintains an employee savings plan which allows participants to contribute from 1% to 10% of pre-tax compensation. Beginning January 1, 1993 the Subsidiary matches either 25 or 50 cents for each dollar contributed by the employee up to 3% of the employees' compensation depending on the Company's earnings per average common share (EPS). If EPS in the prior year exceeds 110% of dividends paid per common share, the applicable percentage is 50%; otherwise the match is 25%. The Subsidiary's contribution charged to expense in 1994 and 1993 was $60,000 and $47,000, respectively, in each case based on a 50% match.

PERFORMANCE STOCK PROGRAM - The Company has a Performance Stock Program whereby restricted shares of Common Stock may be awarded annually to Officers of the Subsidiary. When the goals established by the Compensation Committee have been attained, the restrictions on the stock are removed. Amounts charged to expense pursuant to this plan were $120,000, $66,000 and $25,000 for 1994, 1993 and 1992, respectively.

NOTE 3:  COMMON STOCK

The summary of the changes in the common stock accounts for the period January 1, 1992 through December 31, 1994, appears below:

                                                                                           COMMON STOCK
                                                                             ----------------------------------------
                                                                                                             ISSUANCE
                                                                               SHARES         AMOUNT          EXPENSE
                                                                               ------         ------          -------
                                                                                               (THOUSANDS OF DOLLARS)
 Balance, January 1, 1992  . . . . . . . . . . . . . . . . . .               2,711,125        $36,256           $1,148

        Stock issued through Dividend Reinvestment Plan  . . .                  37,868            905                2

        Stock issued through Performance Stock Program . . . .                   2,338             25               --
                                                                             ---------        -------           ------
 Balance, December 31, 1992  . . . . . . . . . . . . . . . . .               2,751,331         37,186            1,150

        Stock issued through Dividend Reinvestment Plan  . . .                  33,803            916               --

        Stock issued through Performance Stock Program . . . .                   3,074             66               --

        Stock issued to Employee Savings 401-K Match Plan  . .                   1,769             50               --
                                                                             ---------        -------          -------
 Balance, December 31, 1993  . . . . . . . . . . . . . . . . .               2,789,977         38,218            1,150

        STOCK ISSUED THROUGH DIVIDEND
        REINVESTMENT PLAN (1)  . . . . . . . . . . . . . . . .                  74,053          1,728               33

        STOCK ISSUED THROUGH
        PERFORMANCE STOCK PROGRAM  . . . . . . . . . . . . . .                   4,061            120               --

        STOCK ISSUED TO EMPLOYEE SAVINGS 401-K MATCH PLAN  . .                   2,468             60               --
                                                                             ---------        -------          -------
 BALANCE, DECEMBER 31, 1994 (2)  . . . . . . . . . . . . . . .               2,870,559        $40,126         $  1,183
                                                                             =========        =======          =======


(1) Includes approximately 33,000 shares issued through the Customer Stock Purchase Plan, a 1994 amendment to the Dividend Reinvestment Plan.

(2)    Includes 5,847 restricted shares issued through the Performance Stock
       Program.

NOTE 4:  COMMON STOCK RIGHTS PLAN

In 1988 the Board of Directors authorized a dividend distribution of one right to purchase Common Stock (Right) for each outstanding share of Common Stock. Each Right entitles the registered holder under certain circumstances to purchase from the Company one share of Common Stock (or substitute equity or debt securities) at an exercise price (subject to antidilution adjustments) of $50 per share, or under other circumstances, common stock or other securities or assets of an acquiring entity or of the Company. The Rights are not currently exercisable or separately transferable apart from the Common Stock. The Rights can be redeemed by the Board of Directors under certain circumstances at a price of $.01 per Right. The Agreement pursuant to which the Rights were issued may be amended by the Board of Directors under certain circumstances. The Rights expire on October 11, 1998.


NOTE 5:  ANALYSIS OF RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 1992 through December 31, 1994, appears below:

                                                                          1994              1993              1992
                                                                          ----              ----              ----
                                                                                   (THOUSANDS OF DOLLARS)
Balance at beginning of year  . . . . . . . . . . . . . . . .            $ 8,092           $ 7,102           $ 6,382

Income before preferred stock dividends of Company  . . . . .              5,880             5,567             5,149
                                                                         -------           -------           -------
                                                                          13,972            12,669            11,531
                                                                         -------           -------           -------
Charges Related to Redemption of Subsidiary's 9 1/2% Series
Preferred Stock . . . . . . . . . . . . . . . . . . . . . . .                257                --                --
                                                                         -------           -------           -------
Dividends declared:

   Cumulative preferred, Series A, $.80 per share   . . . . .                 12                12                12

   Cumulative preferred, Series $.90, $.90 per share  . . . .                 26                26                26

Common stock:

   1994 $1.65 per share   . . . . . . . . . . . . . . . . . .              4,637                --                --

   1993 $1.64 per share   . . . . . . . . . . . . . . . . . .                 --             4,539                --

   1992 $1.61 per share   . . . . . . . . . . . . . . . . . .                 --                --             4,391
                                                                         -------           -------           -------
                                                                           4,675             4,577             4,429
                                                                         -------           -------           -------
Balance at end of year  . . . . . . . . . . . . . . . . . . .            $ 9,040           $ 8,092           $ 7,102
                                                                         =======           =======           =======

NOTE 6:  RESTRICTIONS ON DIVIDENDS

The Company may not pay any dividends on its Common Stock unless full cumulative dividends to the preceding dividend date for all outstanding shares of Preferred Stock of the Company have been paid or set aside for payment. All such preferred stock dividends have been paid.

The income of the Company is derived mainly from the earnings of its Subsidiary. At December 31, 1994, the retained earnings of the Subsidiary aggregated $9,363,000. Restrictions contained in the Subsidiary's mortgage indenture limit the amount of cash dividends payable on the Subsidiary's Common Stock to $9,113,000. The terms of the Subsidiary's outstanding Preferred Stock prohibit payment of cash dividends on the Subsidiary's Common Stock in the event of an arrearage in the payment of cumulative dividends on the preferred stock. The Subsidiary is in compliance with the preferred stock restrictions.


NOTE 7:  PREFERRED STOCK

All or any part of any Series of either class of the Company's issued Preferred Stock may be called for redemption by the Company at any time. The per share redemption price of the Series A and Series $.90 Preferred Stock, if called by the Company, is $21.00 and $16.00, respectively.

The Company is authorized to issue 400,000 shares of an additional class of Preferred Stock, $25 par value, the general preferences, voting powers, restrictions and qualifications of which are generally similar to the Company's existing Preferred Stock. No shares of the $25 par value Preferred Stock have been issued to date.

The Company is also authorized to issue 1,000,000 shares of $1 par value preference stock junior to the Company's existing Preferred Stock in rights to dividends and upon liquidation of the Company. No shares of the preference stock have been issued.

The Subsidiary redeemed all 30,000 shares of the $100 par, 9 1/2% Series Preferred Stock during March, 1994 with the proceeds received from the Series V, First Mortgage Bond that was issued on that date. (See Note 8 - Long-Term
Debt)

In 1995, the remaining $30,000 balance, or 300 shares at par, of the 4 3/4% Series Preferred Stock will be redeemed in accordance with the sinking fund provisions.

NOTE 8:  LONG-TERM DEBT

In June, 1993, the Subsidiary issued a $5,000,000, 5 3/4%, Series T, First Mortgage Bond, which secures tax exempt Water Facilities Revenue Refunding Bonds maturing June 1, 2028, the proceeds of which were used to redeem the Subsidiary's $5,000,000, 8.1% unsecured promissory note on July 6, 1993.

In September, 1993, the Subsidiary issued a $4,550,000, 5.3%, Series U, First Mortgage Bond, which secures tax exempt Water Facilities Revenue Refunding Bonds maturing September 1, 2028, the proceeds of which were used to redeem the $4,550,000, 7 1/4% Series M, First Mortgage Bond on October 4, 1993.

In October, 1993, the Subsidiary issued an $8,000,000, 6.65%, Series S, First Mortgage Bond, which secures tax exempt Water Facilities Revenue Refunding Bonds maturing in 2020, the proceeds of which were used to refund the $8,000,000, 8 3/8% (plus 1% letter of credit fee), Series N, First Mortgage Bond that matured December 15, 1993.

On January 4, 1994, the Subsidiary issued a $4,050,000, 6.94%, Series V, First Mortgage Bond, maturing January, 2029, the proceeds of which were used to redeem the 9 3/8%, Series L and 8 1/2%, Series O, First Mortgage Bonds. During March, 1994, an additional $8,000,000, 6.94%, Series V, First Mortgage Bond was issued. The proceeds of this transaction were used to redeem the $5,000,000, 10%, Series P, First Mortgage Bonds as well as all 30,000 shares of the Subsidiary's $100 par, 9 1/2% Preferred Stock.

Substantially all utility plant is pledged as collateral for the Subsidiary's long-term debt.

There are no mandatory sinking fund payments required on the outstanding First Mortgage Bonds at December 31, 1994. However, Series Q and R First Mortgage Bonds provide for an estate redemption right whereby the estate of deceased bondholders or surviving joint owners may submit bonds to the Trustee for redemption at par subject to a $25,000 per individual holder and a 3% annual aggregate limitation.

NOTE 9:  FEDERAL INCOME TAX EXPENSE

The following is an analysis of the consolidated Federal income tax provision and a reconciliation of the consolidated expected Federal income tax, at the statutory Federal income tax rate, to the actual tax expense:

                                                                                 1994          1993          1992
                                                                                 ----          ----          ----
                                                                                     (THOUSANDS OF DOLLARS)
Charged to operations:
   Current provision  . . . . . . . . . . . . . . . . . . . . . . . . . .       $2,563        $2,581         $2,047
                                                                                ------        ------         ------
   Deferred tax:
      Investment tax credit - amortization  . . . . . . . . . . . . . . .          (18)          (19)           (18)
      Capitalized interest - net  . . . . . . . . . . . . . . . . . . . .           24            28             32
      Depreciation - net  . . . . . . . . . . . . . . . . . . . . . . . .        1,115         1,025            994
      Advances and CIAC - net   . . . . . . . . . . . . . . . . . . . . .           85            95            108
                                                                                ------        ------         ------
         Total deferred tax   . . . . . . . . . . . . . . . . . . . . . .        1,206         1,129          1,116
                                                                                ------        ------         ------
         Total charged to operations  . . . . . . . . . . . . . . . . . .        3,769         3,710          3,163
                                                                                ------        ------         ------
Charged to other income:
   Current provision  . . . . . . . . . . . . . . . . . . . . . . . . . .           --           (30)            29
   Deferred investment tax credit -  amortization   . . . . . . . . . . .          (39)          (40)           (40)
                                                                                ------        ------         ------
         Total charged to other income  . . . . . . . . . . . . . . . . .          (39)          (70)           (11)
                                                                                ------        ------         ------
           Total Federal income tax expense   . . . . . . . . . . . . . .       $3,730        $3,640         $3,152
                                                                                ======        ======         ======
Pre-tax income before preferred stock dividends of
   Subsidiary   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $9,683        $9,497         $8,597
                                                                                ======        ======         ======

Computed tax expense at 34% . . . . . . . . . . . . . . . . . . . . . . .       $3,292        $3,229         $2,923
Increase (reduction) in taxes resulting from
   "flow through" accounting for:
      Excess of book over tax depreciation  . . . . . . . . . . . . . . .          163           156            129
      Property taxes deducted for tax less than
         expense per books  . . . . . . . . . . . . . . . . . . . . . . .           74           181            178
      Customer conservation program costs   . . . . . . . . . . . . . . .           --            --            113
      Issuance expense of refunded debt issues
         deducted for tax in excess of expense
         per books  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (27)          (85)          (236)
      Pension costs deducted for tax less than (in
         excess of) expense per books   . . . . . . . . . . . . . . . . .          149           121            (22)
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           79            38             67
                                                                                ------        ------         ------
           Total Federal income tax expense   . . . . . . . . . . . . . .       $3,730        $3,640         $3,152
                                                                                ======        ======         ======
Effective tax rate (% of pre-tax income)  . . . . . . . . . . . . . . . .         38.5%         38.3%          36.7%
                                                                                  ====          ====           ====

NOTE 10:  CONNECTICUT CORPORATION BUSINESS TAX EXPENSE

The following is an analysis of the consolidated Connecticut Corporation Business tax expense and a reconciliation of the consolidated expected tax at the statutory rate to the actual tax expense:

                                                                                1994           1993          1992
                                                                                ----           ----          ----
                                                                                     (THOUSANDS OF DOLLARS)
Charged to operations:
   Current provision  . . . . . . . . . . . . . . . . . . . . . . . . . .      $   987         $  963        $  887

Charged to other income:
   Current provision  . . . . . . . . . . . . . . . . . . . . . . . . . .           --            (12)            9
                                                                               -------         ------        ------

       Total Connecticut Corporation
            Business tax expense  . . . . . . . . . . . . . . . . . . . .      $   987         $  951        $  896
                                                                               =======         ======        ======

Pre-tax income before preferred stock
   dividends of Subsidiary  . . . . . . . . . . . . . . . . . . . . . . .      $10,670        $10,448        $9,493
                                                                               =======        =======        ======


Computed tax expense at 11.5% . . . . . . . . . . . . . . . . . . . . . .      $ 1,227        $ 1,202        $   --

Computed tax expense at 12.65%  . . . . . . . . . . . . . . . . . . . . .           --             --         1,201

Increase (reduction) in taxes resulting from "flow
   through" accounting for:
   Excess of tax over book depreciation   . . . . . . . . . . . . . . . .         (367)          (348)         (394)
   Other timing differences   . . . . . . . . . . . . . . . . . . . . . .          127             97            89
                                                                               -------        -------        ------

       Total Connecticut Corporation Business tax
            expense   . . . . . . . . . . . . . . . . . . . . . . . . . .      $   987        $   951        $  896
                                                                               =======        =======        ======
Effective tax rate (% of pre-tax income)  . . . . . . . . . . . . . . . .          9.3%           9.1%          9.4%
                                                                                   ===            ===           ===

NOTE 11:  TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

                                                                            1994              1993           1992
                                                                           ------            ------         ------
                                                                                      (THOUSANDS OF DOLLARS)
Municipal property taxes  . . . . . . . . . . . . . . . . . . . . . . .    $3,331            $3,402         $3,456
Payroll taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       496               473            455
Connecticut gross earnings tax  . . . . . . . . . . . . . . . . . . . .     1,906             1,906          1,860
                                                                           ------            ------         ------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $5,733            $5,781         $5,771
                                                                           ======            ======         ======


NOTE 12:  LINES OF CREDIT

During 1994 bank lines of credit were reduced to $9,000,000 relative to the construction program. The unused lines of credit at December 31, 1994 was $6,300,000, which is similar to the previous two years. Commitment fees of approximately $14,000, $20,000, and $34,000 were paid in 1994, 1993, and 1992, respectively, on the lines of credit.

At December 31, 1994, 1993, and 1992, the weighted average interest rate on short-term borrowings outstanding were 6.32%, 3.38%, and 4.03%, respectively.


NOTE 13:  RECOVERABLE CONTAMINATION CLEAN-UP COSTS

During the latter part of 1992 it was discovered that the Subsidiary's Reynolds Bridge well field in Thomaston, Connecticut, was contaminated with methyl tertiary butyl ether (MTBE), a gasoline additive. At this time the Subsidiary is implementing an appropriate remediation program to clean up the well site. In 1994 legal action was initiated by the Company against all parties deemed responsible for such contamination in order to obtain recovery of the Subsidiary's investigation, clean-up and water treatment and supply costs. The lawsuit is still in the discovery stage. The magnitude of such costs is unknown at this time, but it is presently estimated that such costs may exceed $4,700,000 of which approximately $1,400,000 has been incurred at December 31, 1994, and $500,000 is expected to be incurred in 1995. The clean-up process may take ten years or more to complete. The Company has reflected the total estimated clean-up costs as a deferred asset in the accompanying consolidated balance sheets representing costs which management believes will be recoverable from third parties or through future rates. A related liability has been recorded representing expected future clean-up costs. The offsetting deferred asset and short and long-term liabilities have no cash flow implications, therefore, no impact is shown on the Company's cash flow statement. The Subsidiary is presently purchasing water from a public water supply system to provide service to its customers at normal levels. The Company and its legal counsel presently believe that any such costs which are not recovered from third parties should be allowed to be recovered through rates charged for water service and that the ultimate resolution of this matter will not have a material impact on the results of operations or financial condition of the Company.

NOTE 14:  UTILITY PLANT AND CONSTRUCTION PROGRAM

The components of utility plant and equipment are as follows:

                                                                           1994              1993               1992
                                                                         --------          --------           --------
                                                                                     (THOUSANDS OF DOLLARS)
 Source of Supply  . . . . . . . . . . . . . . . . . . . . .             $ 14,814          $ 13,562           $ 13,062
 Pumping . . . . . . . . . . . . . . . . . . . . . . . . . .               10,039             9,980              9,644
 Water Treatment . . . . . . . . . . . . . . . . . . . . . .               35,147            35,335             34,885
 Transmission and Distribution . . . . . . . . . . . . . . .              110,425           108,127            105,480
 General (including intangible)  . . . . . . . . . . . . . .                8,726             8,747              8,194
 Held for Future Use . . . . . . . . . . . . . . . . . . . .                1,928               557                555
                                                                         --------          --------           --------

      Total  . . . . . . . . . . . . . . . . . . . . . . . .             $181,079          $176,308           $171,820
                                                                         ========          ========           ========

The amounts of depreciable plant at December 31, 1994, 1993, and 1992, included in total plant were $167,944,000, $163,848,000, and $159,941,000, respectively.

The Subsidiary is engaged in a continuous construction program. The Subsidiary's estimated annual capital expenditures, net of amounts financed by customer advances and contributions in aid of construction, are expected to be $5,750,000 during 1995 and $6,600,000 during 1996, increasing to $11,850,000 in
1997. The 1997 projection includes engineering and initial construction phases for the modifications to the Rockville Water Treatment Plant which are anticipated to be completed by 1999. A preliminary construction cost estimate for this project is at least $20,000,000. During the period 1998 to 2000 construction expenditures for routine improvements to the water distribution system are expected to be approximately $5,000,000 each year.

NOTE 15:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments.

CASH AND TEMPORARY CASH INVESTMENTS - The carrying amount approximates fair value.

FIRST MORTGAGE BONDS - The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.

As of December 31, 1994 and 1993, the estimated fair value of the Company's long-term debt was $47,600,000 and $59,100,000, respectively, as compared to the carrying amounts of $54,600,000 and $51,600,000, respectively.

The fair values shown above have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments" and do not purport to represent the amounts at which those obligations would be settled.


NOTE 16:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 1994 and 1993 appears below:

                                                                                NET INCOME             EARNINGS
                                                           UTILITY             APPLICABLE TO          PER AVERAGE
                               OPERATING REVENUES     OPERATING  INCOME         COMMON STOCK          COMMON SHARE
                               ------------------     -------------------     ----------------       ---------------
                                                  (THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
 Quarter                       1994         1993       1994        1993       1994       1993         1994       1993
 -------                      ------       ------     ------      ------     ------     ------       -----      -----
 First...............        $ 8,864      $ 8,760    $ 2,111     $ 2,132     $1,099     $1,012       $ .39      $ .37
 Second..............          9,201        9,099      2,008       2,154      1,077        995         .38        .36
 Third...............         11,022       11,230      3,467       3,501      2,518      2,372         .90        .86
 Fourth..............          9,042        9,042      2,069       2,196      1,148      1,150         .41        .41
                             -------      -------    -------     -------     ------     ------       -----      -----
     Year.............       $38,129      $38,131    $ 9,655      $9,983     $5,842     $5,529       $2.08      $2.00
                             =======      =======    =======      ======     ======     ======       =====      =====



ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11.         EXECUTIVE COMPENSATION


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to General Instruction G(3), the information called for by Items 10, (except for information concerning the executive officers of the Company) 11, 12, and 13 is hereby incorporated by reference from the Company's definitive proxy statement filed by EDGAR on or about March 13, 1995. Information concerning the executive officers of the Company is included as
Item 4.1 of this report.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.

(A)      Documents filed as part of this report:

         (1)     Consolidated Financial Statements:

                                                                                     Page Number
                                                                                   in this Report
                                                                                   --------------
         Report to Independent Auditors . . . . . . . . . . . . . . . . . . . . . .      38

         Consolidated Balance Sheets -
                 December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . .     39-40

         Consolidated Statements of Capitalization -
                 December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . .      41

         Consolidated Statements of Income -
                 December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . .      42

         Consolidated Statements of Cash Flows -
                 December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . .      43

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .       44-60


         (2) Financial Statement Schedules for the years ended December 31, 1994, 1993 and 1992:

         Report of Independent Public Accountants on Schedules

         Schedule II - Valuation and Qualifying Accounts

         All other schedules provided for in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements or notes thereto.

         (3)  Exhibits:

         Exhibits heretofore filed with the Securities and Exchange Commission as indicated below are incorporated herein by reference and made a part hereof as if filed herewith. Exhibits marked by asterisk (*) are being filed herewith.

EXHIBIT
NUMBER                                                       DESCRIPTION
------                                                       -----------
 3.1             Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated September 15, 1988.(Exhibit
                 3.1 to Form 10-K for year ended December 31, 1989)

 3.2             Certificate Amending Certificate of Incorporation of Connecticut Water Service, Inc. creating $25 par value
                 Preferred Stock dated September 5, 1989.  (Exhibit 3.1a to Form 10-K for year ended December 31, 1989)

 3.3 *           By-Laws, as amended, of Connecticut Water Service, Inc. as amended January 18, 1995.

 3.4             Charter of The Connecticut Water Company and amendments thereto (Certificate of Incorporation) through November 13,
                 1960.  (Exhibit 3.2 to Registration Statement No. 2-61843)

 3.5             Articles of General Preferences, Voting Powers, Restrictions and Qualifications of the Preferred Stock of The
                 Connecticut Water Company.  (Exhibit 3.3 to Registration Statement No. 2-61843)

 3.6             Certificate Amending Certificate of Incorporation of The Connecticut Water Company effective May 4, 1970 increasing authorized Preferred Stock.  (Exhibit 3.4 to Registration Statement No. 2-61843)

 3.7             Resolutions of stockholders of The Connecticut Water Company adopted November 14, 1960 creating Preferred Stock, 5
                 7/8% Series.  (Exhibit 3.5 to Registration Statement No. 2-61843)

 3.8             Certificate Amending Certificate of Incorporation of The Connecticut Water Company dated May 8, 1965 creating
                 Preferred Stock, 4 3/4% Series.  (Exhibit 3.6 to Registration Statement No. 2-61843)

 3.9             Certificate Amending Certificate of Incorporation of The Connecticut Water Company dated June 20, 1968 creating
                 Preferred Stock, 7%  Series.  (Exhibit 3.6 to Registration Statement No. 2-61843)

 3.10            Purchase Agreement dated May 20 1968 with respect to sale of Preferred Stock, 7% Series, including Common Stock dividend restriction in Section 6(e) thereof of The Connecticut Water Company  (Exhibit 3.8 to Registration
                 Statement No. 2-61843)

 3.11            Certificate Amending Certificate of Incorporation of The Connecticut Water Company dated April 10, 1975.  (Exhibit
                 3.9 to Registration Statement No. 2-54353)

 3.12            Certificate Amending Certificate of Incorporation of The Connecticut Water Company dated December 22, 1980, creating Preferred Stock,  12 1/2% Series.  (Exhibit 2(k) to Form 10-K for the year ended December 31, 1980)

 3.13            Purchase Agreement dated December 1, 1980 with respect to sale of Preferred Stock, 12 1/2% Series.  (Exhibit 2(1)
                 to Form 10-K for the year ended December 31, 1980)

 3.14            Resolution of The Connecticut Water Company Board of Directors creating Preferred Stock, 9 1/2% Series dated
                 March 30, 1989.  (Exhibit 3.13 to Form 10-K for year ended December 31, 1989)

 3.15            Purchase Agreement with respect to sale of Preferred Stock, 9 1/2% Series dated March 1, 1989. (Exhibit 3.14 to
                 Form 10-K for year ended December 31, 1989)

 3.16            Certificate Amending Certificate of Incorporation by Action of Board of Directors and Shareholders of The
                 Connecticut Water Company to reduce Director's Liability dated November, 1989.  (Exhibit 3.15 to Form 10-K for year ended December 31, 1989)

 4.1             Indenture of Mortgage and Deed of Trust from The Connecticut Water Company to The Connecticut Bank and Trust
                 Company, Trustee, dated as of June 1, 1956. (Exhibit 4.3(a) to Registration Statement No. 2-61843)

 4.2             Supplemental Indentures thereto dated as of

                 (i)           February 1, 1958  (Exhibit 4.3(b) (i) to Registration Statement No. 2-61843)
                 (ii)          September 1, 1962 (Exhibit 4.3(b) (ii) to Registration Statement No. 2-61843)
                 (iii)         January 1, 1966 (Exhibit 4.3(b) (iii) to Registration Statement No. 2-61843)
                 (iv)          July 1, 1966 (Exhibit 4.3(b) (iv) to Registration Statement No. 2-61843)
                 (v)           January 1, 1971 (Exhibit 4.3(b) (v) to Registration Statement No. 2-61843)
                 (vi)          September 1, 1974 (Exhibit 4.3(b) (vi) to Registration Statement No. 2-61843)
                 (vii)         December 1, 1974 (Exhibit 4.3(b) (vii) to Registration Statement No. 2-61843)
                 (viii)        January 1, 1976 (Exhibit 4(b) to Form 10-K for the year ended 12/31/76)
                 (ix)          January 1, 1977 (Exhibit 4(b) to Form 10-K for the year ended 12/31/76)
                 (x)           September 1, 1978 (Exhibit 2.12(b) (x) to Registration Statement No. 2-66855)
                 (xi)          December 1, 1978 (Exhibit 2.12(b) (xi) to Registration Statement No. 2-66855)
                 (xii)         June 1, 1979 (Exhibit 2.12(b) (xii) to Registration Statement No. 2-66855)
                 (xiii)        December 1, 1983 (Exhibit 4.2 (xiii) to Form 10-K for the year ended 12/31/83)
                 (xiv)         January 1, 1987 (Exhibit 4.2 (xiv) to Form 10-K for the year ended 12/31/86)

                 (xv)          May 1, 1989 (Exhibit 4.2 (xv) to Form 10-K for year ended 12/31/89)
                 (xvi)         June 1, 1991 (Exhibit 4.2 (xvi) to Form 10-K for year ended 12/31/91)
                 (xvii)        August 1, 1992 (Exhibit 4.2 (xvii) to Form 10-K for year ended 12/31/92)
                 (xviii)       October 1, 1993 (Exhibit 4.2 (xviii) to Form 10-K for year ended 12/31/93)
                 (xix)         June 1, 1993 (Exhibit 4.2 (xix) to Form 10-K for year ended 12/31/93)
                 (xx)          September 1, 1993 (Exhibit 4.2 (xx) to Form 10-K for year ended 12/31/93)
                 (xxi)         December 1, 1993 (Exhibit 4.2 (xxi) to Form 10-K for year ended 12/31/93)
      *          (xxii)        March 1, 1994

 4.3             Loan Agreement dated as of October 1, 1993, between the Connecticut Development Authority and The Connecticut Water
                 Company. (Exhibit 4.3 to Form 10-K for year ended December 31, 1993)

 4.4             Loan Agreement dated as of June 1, 1993, between the Connecticut Development Authority and The Connecticut Water
                 Company. (Exhibit 4.4 to Form 10-K for year ended December 31, 1993)

 4.5             Loan Agreement dated as of September 1, 1993, between the Connecticut Development Authority and The Connecticut
                 Water Company. (Exhibit 4.5 to Form 10-K for year ended December 31, 1993)

 4.6             Loan Agreement dated as of June 1, 1991, between the Connecticut Development Authority and The Connecticut Water
                 Company.  (Exhibit 4.10 to Form 10-K for year ended December 31, 1991)

 4.7             Loan Agreement dated as of August 1, 1992 between the Connecticut Development Authority and The Connecticut Water
                 Company.   (Exhibit 4.10 to Form 10-K for the year ended December 31, 1992)

 4.8             Bond Purchase Agreement dated as of December 1, 1993. (Exhibit 4.8 to Form 10-K for year ended December 31, 1993)

10.1             Pension Plan Fiduciary Liability Insurance for The Connecticut Water Company Employees' Retirement Plan and Trust,
                 The Connecticut Water Company Tax Credit Employee Stock Ownership Plan, as Amended and Restated, Savings Plan of
                 The Connecticut Water Company and The Connecticut Water Company VEBA Trust Fund.  (Exhibit 10.1 to Registration
                 Statement No. 2-74938)

10.2             Directors and Officers Liability and Corporation Reimbursement Insurance.  (Exhibit 10.2 to Registration Statement
                 No. 2-74938)

10.3             Directors Deferred Compensation Plan, effective as of January 1, 1980, as amended as of March 20, 1981.  (Exhibit
                 10.3 to Registration Statement No. 2-74938)

10.4             The Connecticut Water Company Deferred Compensation Agreement dated December 1, 1984.  (Exhibit 10.4 to Form 10-K for the year ended December 31, 1984)

10.5             The Connecticut Water Company Deferred Compensation Agreement dated January 1, 1989.  (Exhibit 10.5 to Form 10-K for the year ended December 31, 1988)

10.6             The Connecticut Water Company Supplemental Executive Retirement Agreement with William C. Stewart.  (Exhibit 10.6a to Form 10-K for year ended December 31, 1991

10.7             The Connecticut Water Company Supplemental Executive Retirement Agreement with Marshall T. Chiaraluce.  (Exhibit
                 10.6b to Form 10-K for year ended December 31, 1991)

10.8             The Connecticut Water Company Supplemental Executive Retirement Agreement - standard form for other officers.
                 (Exhibit 10.6c to Form 10-K for year ended December 31, 1991)

10.9             Savings Plan of The Connecticut Water Company, amended and restated effective as of January 1, 1989.

10.10            Amendment to The Connecticut Water Company Savings Plan, adopted August 19, 1992.  (Exhibit 10.10 to Form 10-K for the year ended December 31, 1992)

10.11            Second Amendment to The Connecticut Water Company Savings Plan, adopted August 19, 1992.  (Exhibit 10.11 to Form
                 10-K for the year ended December 31, 1992)

10.12            Third Amendment to The Connecticut Water Company Savings Plan, adopted August 18, 1993. (Exhibit 10.12 to Form 10-K for year ended December 31, 1993)

10.13 *          Amendment to The Connecticut Water Company Savings Plan, adopted November 16, 1994.

10.14 *          The Connecticut Water Company Employees' Retirement Plan as amended and restated as of January 1, 1994.

10.15 *          Water Supply Agreement dated June 13, 1994, between The Connecticut Water Company and the Hazardville Water
                 Company.

10.16 *          Memorandum of Agreement dated December 11, 1957 between The Connecticut Water Company (successor to the Thomaston
                 Water Company) and the City of Waterbury.

10.17            Contract between The Connecticut Water Company and The Rockville Water and Aqueduct Company dated as of January 1,
                 1976.  (Exhibit 9(b) to Form 10-K for the year ended December 31, 1975)

10.18            Agreement dated August 13, 1986 between The Connecticut Water Co. and the Metropolitan District.  (Exhibit 10.14 to
                 Form 10-K for the year ended December 31, 1986)

10.19            Report of the Commission to Study the Feasibility of Expanding the Water Supply Services of the Metropolitan
                 District.  (Exhibit 14 to Registration Statement No. 2-61843)

10.20            Plan of Merger dated December 18, 1978 of Broad Brook Water Company, The Collinsville Water Company, The Rockville
                 Water and Aqueduct Company, The Terryville Water Company and The Thomaston Water Company with and into The
                 Connecticut Water Company.  (Exhibit 13 to Form 10-K for the year ended December 31, 1978)

10.21            Bond Exchange Agreements between Connecticut Water Service, Inc., The Connecticut Water Company Bankers Life
                 Company and Connecticut Mutual Life Insurance Company dated October 23, 1978.  (Exhibit 14 to Form 10-K for the year ended December 31, 1978)

10.22            Dividend Reinvestment and Common Stock Purchase Plan as amended.  (Registration Statement No. 33-53211 as amended)

10.23            Contract for Supplying Bradley International Airport.  (Exhibit 10.21 to Form 10-K for the year ended December 31,
                 1984)

10.24            Report of South Windsor Task Force.  (Exhibit 10.23 to Form 10-K for the year ended December 31, 1987)

10.25            Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989.  (Exhibit
                 10.21 to Form 10-K for year ended December 31, 1989)

10.26            Performance Stock Plan.  (Registration Statement No.
                 33-49058.)

24.1  *          Consent of Arthur Andersen LLP

----------
Note: Exhibits 10.1 through 10.14 set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form-10K.

                 (b) No reports on Form 8-K were filed during the last quarter of 1994.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CONNECTICUT WATER SERVICE, INC.
                                      Registrant



                                      By       /s/  Marshall T. Chiaraluce
                                               ----------------------------
                                               Marshall T. Chiaraluce
                                               President and
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Connecticut Water Service, Inc. in the capacities and on the dates indicated.

           Signature                                            Title                         Date
           ---------                                            -----                         ----
/s/ Marshall T. Chiaraluce
------------------------------
Marshall T. Chiaraluce                                 Director and                      March  22, 1995
(Principal Executive Officer)                          President and Chief Executive
                                                       Officer


/s/ Bertram L. Lenz
------------------------------
Bertram L. Lenz                                        Director and Vice President -     March  22, 1995
(Principal Financial and                               Finance and Accounting, and
Accounting Officer)                                    Treasurer


/s/ William F. Guillaume                               Director and Vice President -     March  22, 1995
------------------------------                         Engineering and Planning
William F. Guillaume

/S/ Francis E. Baker
------------------------------                         Director                          March 11, 1995
Francis E. Baker, Jr.

/S/ Harold E. Bigler
------------------------------                         Director                          March 11, 1995
Harold E. Bigler, Jr.


/S/ Astrid T. Hanzalek                                 Director                          March 7, 1995
------------------------------
Astrid T. Hanzalek


/S/ Frederick E. Hennick                               Director                          March 4, 1995
------------------------------
Frederick E. Hennick


/S/ Marcia L. Hincks                                   Director                          March 7, 1995
-------------------------------
Marcia L. Hincks


                                                       Director                          March  , 1995
------------------------------
William C. Lichtenfels


/S/ Rodolph E. Lunginbuhl                              Director                          March 6, 1995
------------------------------
Rudolph E. Lunginbuhl


/S/ Harvey G. Moger                                    Director                          March 6, 1995
------------------------------
Harvey G. Moger


/S/ Robert F. Neal                                     Director                          March 6, 1995
------------------------------
Robert F. Neal


/S/ Warren C. Packard                                  Director                          March 6, 1995
------------------------------
Warren C. Packard


/S/ Donald B. Wilbur                                   Director                          March 6, 1995
------------------------------
Donald B. Wilbur

                                   SCHEDULES

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


We have audited, in accordance with generally accepted auditing standards, the financial statements of Connecticut Water Service, Inc. included in this Form 10-K, and have issued our report thereon dated February 10, 1995. As discussed in Notes 1 and 2 to the financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and postretirement benefits other than pension. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
-----------------------

Hartford, Connecticut
February 10, 1995

                 CONNECTICUT WATER SERVICE, INC. and SUBSIDIARY

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





                                                  Balance         Additions          Deductions         Balance
                                                 Beginning        Charged to            From             End of
                Description                       of Year           Income          Reserves (1)          Year
------------------------------------             ---------        ---------         ------------         ------
                                                                     (Thousands of Dollars)
Allowance for Uncollectible Accounts

   Year Ended December 31, 1994                    $166             $115                $132              $149
                                                   ====             ====                ====              ====

   Year Ended December 31, 1993                    $256             $189                $279              $166
                                                   ====             ====                ====              ====

   Year Ended December 31, 1992                    $355             $196                $295              $256
                                                   ====             ====                ====              ====





(1)  Amounts charged off as uncollectible after deducting recoveries

                                    EXHIBITS



                         TO ANNUAL REPORT ON FORM 10-K

                                  FOR THE YEAR

                            ENDED DECEMBER 31, 1994


                    3.3 By-Laws as Amended January 18, 1995

                  4.2 (xxii) 22nd Supplemental Bond Indenture

                        10.13 Amendment to Savings Plan

                       10.14 Amendment to Retirement Plan

                  10.15 Water Supply Agreement Between CWC and
                           Hazardville Water Company

               10.16 Agreement Between CWC and City of Waterbury

                      24.1 Consent of Arthur Andersen LLP