Form 10-Q
period 1995-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 1995-05-12
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
     /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
               ENDED March 31, 1995

                                       OR


     / /       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    ---        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                       TO

Commission File Number           0-8084


                        Connecticut Water Service, Inc.
             (Exact name of registrant as specified in its charter)


            Connecticut                                     06-0739839
  (State or other jurisdiction of                       (I.R.S.  Employer
  incorporation or organization)                        Identification No.)


         93 West Main Street, Clinton, CT                         06413
     (Address of principal executive offices)                    (Zip Code)


                                 (203) 669-8636
              (Registrant's telephone number, including area code)


                                 Not Applicable
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


                                   2,904,827
          Number of shares of common stock outstanding, March 31, 1995

                        CONNECTICUT WATER SERVICE, INC.

                                Financial Report
                            March 31, 1995 and 1994



                               TABLE OF CONTENTS

PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 1995
   and December 31, 1994                                                   Page 3

Consolidated Statements of Capitalization at
   March 31, 1995 and December 31, 1994                                    Page 4

Consolidated Statements of Income for Three Months
   Ended March 31, 1995 and 1994                                           Page 5

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Three Months
   Ended March 31, 1995 and 1994                                           Page 6

Consolidated Statements of Income for Twelve Months
   Ended March 31, 1995 and 1994 and for Twelve Months
   Ended December 31, 1994                                                 Page 7

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Twelve Months
   Ended March 31, 1995 and 1994 and for Twelve Months
   Ended December 31, 1994                                                 Page 8

Consolidated Statements of Retained Earnings for Three
   Months Ended March 31, 1995 and 1994                                    Page 9

Consolidated Statements of Retained Earnings for Twelve
  Months Ended March 31, 1995 and 1994                                     Page 9

Consolidated Statements of Cash Flows for Three Months
   Ended March 31, 1995 and 1994                                           Page 10

Notes to Consolidated Financial Statements                                 Page 11

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                            Page 12

PART II, ITEM 4:  Submission of Matters to a Vote
   of Security Holders                                                     Page 13

Signature Page                                                             Page 14

                                                                          Page 3
                 Connecticut Water Service, Inc. and Subsidiary

                          CONSOLIDATED BALANCE SHEETS
                    At March 31, 1995 and December 31, 1994

                                                                             March 31,
                                                                               1995           Dec. 31,
ASSETS                                                                     (Unaudited)          1994
- ------                                                                     -----------        --------
                                                                             (Thousands of dollars)
Utility Plant
  Utility Plant                                                              $181,303        $181,079
  Construction Work in Progress                                                 3,699           3,369
  Utility Plant Acquistion Adjustments                                         (1,206)         (1,206)
                                                                             --------        --------
                                                                              183,796         183,242
  Accumulated Provision for Depreciation                                      (43,281)        (42,458)
                                                                             --------        --------
    Net Utility Plant                                                         140,515         140,784
                                                                             --------        --------

Investments                                                                       908             881
                                                                             --------        --------

Current Assets
  Cash                                                                             31              18
  Accounts Receivable (Less Allowance, 1995 - $140; 1994 - $149)                3,154           3,599
  Accrued Unbilled Revenues                                                     2,635           2,800
  Prepayments and Other Current Assets                                          2,218           1,515
                                                                             --------        --------
    Total Current Assets                                                        8,038           7,932
                                                                             --------        --------

Deferred Charges
  Unamortized Debt Issuance Expense                                             5,541           5,587
  Taxes Recoverable Through Future Rates                                        9,200           9,200
  Postretirement Benefits Other Than Pension Recoverable
   Through Future Rates                                                           757             757
  Recoverable Contamination Clean-Up Costs                                      4,700           4,700
  Prepaid Income Taxes on Contributions in Aid of Construction                    483             450
  Other Costs                                                                     934             950
                                                                             --------        --------
    Total Deferred Charges                                                     21,615          21,644
                                                                             --------        --------

      Total Assets                                                           $171,076        $171,241
                                                                             ========        ========

CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization (See accompanying statements)
  Common Stockholders' Equity                                                 $48,652         $47,983
  Preferred Stock                                                                 772             772
  Long-Term Debt                                                               54,470          54,600
                                                                             --------        --------
    Total Capitalization                                                      103,894         103,355
                                                                             --------        --------

Current Liabilities
  Interim Bank Loans Payable                                                    4,406           2,700
  Current Portion of Preferred Stock                                                0              30
  Accounts Payable and Accrued Taxes and Interest                               5,274           7,279
  Accrued Recoverable Contamination Clean-Up Costs                                500             500
  Other                                                                         1,314           1,544
                                                                             --------        --------
    Total Current Liabilities                                                  11,494          12,053
                                                                             --------        --------

Long-Term Liabilities
  Accrued Recoverable Contamination Clean-Up Costs                              2,715           2,811
  Advances for Construction                                                    12,060          12,099
  Contributions in Aid of Construction                                         18,149          18,145
  Deferred Federal Income Taxes                                                10,547          10,547
  Unfunded Future Income Taxes                                                  9,200           9,200
  Unfunded Postretirement Benefits Other Than Pension                             757             757
  Unamortized Investment Tax Credits                                            2,260           2,274
                                                                             --------        --------
    Total Long-Term Liabilities                                                55,688          55,833
                                                                             --------        --------

      Total Capitalization and Liabilities                                   $171,076        $171,241
                                                                             ========        ========











   The accompanying notes are an integral part of these financial statements.

                                                                          Page 4
                 Connecticut Water Service, Inc. and Subsidiary

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                    At March 31, 1995 and December 31, 1994

                                                                                                    March 31,
                                                                                                       1995          Dec. 31,
                                                                                                  (Unaudited)          1994
                                                                                                  -----------        ---------
                                                                                                  (Thousands of dollars)
Common Stockholders' Equity
  Common Stock Without Par Value Authorized - 7,500,000 Shares;
    Shares Issued and Outstanding: 1995 - 2,904,827; 1994 - 2,870,559                                $ 40,866        $ 40,126
    Stock Issuance Expense                                                                             (1,183)         (1,183)
    Retained Earnings                                                                                   8,969           9,040
                                                                                                     --------        --------
        Total Common Stockholders' Equity                                                              48,652          47,983
                                                                                                     --------        --------

Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                                           300             300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share                                472             472
                                                                                                     --------        --------
         Total Preferred Stock of Connecticut Water Service, Inc.                                         772             772
                                                                                                     --------        --------

Cumulative Preferred Stock of The Connecticut Water Company, with
  Mandatory Redemption Provisions, Voting, $100 Par Value; Authorized
  50,000 Shares, Issued and Outstanding:
  4 3/4% Series:  Shares - 1995 - 0; 1994 - 300 Shares                                                      0              30
     Less Current Portion of Preferred Stock                                                                0              30
                                                                                                     --------        --------
        Total Preferred Stock of The Connecticut Water Company                                              0               0
                                                                                                     --------        --------

Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      6.9%    Series Q, due 2021                                                                       10,000          10,000
      5 7/8%  Series R, due 2022                                                                       14,870          15,000
      6.65%   Series S, due 2020                                                                        8,000           8,000
      5 3/4%  Series T, due 2028                                                                        5,000           5,000
      5.3%    Series U, due 2028                                                                        4,550           4,550
      6.94%   Series V, due 2029                                                                       12,050          12,050
                                                                                                     --------        --------
        Total Long-Term Debt                                                                           54,470          54,600
                                                                                                     --------        --------

          Total Capitalization                                                                       $103,894        $103,355
                                                                                                     ========        ========









   The accompanying notes are an integral part of these financial statements.

                                                                          Page 5
                 Connecticut Water Service, Inc. and Subsidiary

                       CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1995 and 1994


                                                                    1995                1994          Increase
                                                                 (Unaudited)        (Unaudited)      (Decrease)
                                                                 -----------        -----------      ----------
                                                                  (In thousands except per share amounts)
Operating Revenues (See accompanying schedule)                    $8,819            $8,864            ($45)
                                                                  ------            ------           -----
Operating Expenses
  Operation                                                        3,056             3,117             (61)
  Maintenance                                                        419               430             (11)
  Depreciation                                                       813               770              43
  Federal Income Taxes                                               767               786             (19)
  Connecticut Corporation Business Taxes                             200               211             (11)
  Taxes Other Than Income Taxes
    (See accompanying schedule)                                    1,479             1,439              40
                                                                  ------            ------           -----
       Total Operating Expenses                                    6,734             6,753             (19)
                                                                  ------            ------           -----
Utility Operating Income                                           2,085             2,111             (26)
                                                                  ------            ------           -----
Other Income (Deductions)
  Interest                                                            42                24              18
  Allowance for Funds Used During Construction                        16                 1              15
  Preferred Stock Dividends of Subsidiary                              0               (72)             72
  Other (See accompanying schedule)                                   (1)                0              (1)
  Taxes on Other Income                                                1                 9              (8)
                                                                  ------            ------           -----
       Total Other Income (Deductions)                                58               (38)             96
                                                                  ------            ------           -----
Interest and Debt Expense
  Interest on Long-Term Debt                                         867               859               8
  Other Interest Charges                                              82                58              24
  Amortization of Debt Expense                                        47                47               0
                                                                  ------            ------           -----
       Total Interest and Debt Expense                               996               964              32
                                                                  ------            ------           -----

Net Income                                                         1,147             1,109              38
Preferred Stock Dividend Requirement                                  10                10               0
                                                                  ------            ------           -----
Net Income Applicable to Common Stockholders                      $1,137            $1,099             $38
                                                                  ======            ======           =====

Weighted Average Common Shares Outstanding                         2,880             2,795              85
                                                                  ======            ======           =====

Earnings Per Average Common Share                                 $ 0.39            $ 0.39           $0.00
                                                                  ======            ======           =====

Dividends Per Common Share                                        $ 0.42            $ 0.41           $0.01
                                                                  ======            ======           =====









   The accompanying notes are an integral part of these financial statements.

                                                                          Page 6
                 Connecticut Water Service, Inc. and Subsidiary

            SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
               For the Three Months Ended March 31, 1995 and 1994


                                                                                 1995                1994          Increase
                                                                              (Unaudited)        (Unaudited)      (Decrease)
                                                                              -----------        -----------      ----------
                                                                                       (Thousands of dollars)
Operating Revenues:
  Residential                                                                     $5,612            $5,708            ($96)
  Seasonal                                                                           132               132               0
  Commercial                                                                       1,041             1,052             (11)
  Industrial                                                                         441               424              17
  Public Authority                                                                   213               190              23
  Metered Sales - Temporary and Non-Recurring                                          0                 0               0
  Private Fire                                                                       218               213               5
  Public Fire                                                                      1,311             1,293              18
  CWIP Surcharge                                                                       0                 0               0
  Other                                                                               16                17              (1)
                                                                                  ------            ------            ----
  Revenues Billed                                                                  8,984             9,029             (45)
  Change in Revenues Accrued                                                        (165)             (165)              0
                                                                                  ------            ------            ----

          Total Operating Revenue                                                 $8,819            $8,864            ($45)
                                                                                  ======            ======            ====


Taxes - Other Than Income Taxes
  Muncipal Taxes                                                                    $841              $818             $23
  Payroll Taxes                                                                      197               177              20
  Connecticut Gross Earnings Tax                                                     441               444              (3)
                                                                                  ------            ------            ----
          Total Other Taxes                                                       $1,479            $1,439             $40
                                                                                  ======            ======            ====


Other Income
  Merchandising, Jobbing and Contracting - Net                                      ($16)              ($8)            ($8)
  Income from Lease of Other Physical Property - Net                                   7                 6               1
  Miscellaneous Non-Operating Income                                                  10                 4               6
  Miscellaneous Income Deductions                                                     (2)               (2)              0
                                                                                  ------              ----            ----
          Total Other Income                                                         ($1)             $  0             ($1)
                                                                                  ======              ====            ====









   The accompanying notes are an integral part of these financial statements.

                                                                          Page 7
                 Connecticut Water Service, Inc. and Subsidiary

                       CONSOLIDATED STATEMENTS OF INCOME
              For the Twelve Months Ended March 31, 1995 and 1994
               and for the Twleve Months Ended December 31, 1994


                                                                         March 31,
                                                                    1995           1994          Increase     Dec. 31,    Increase
                                                                 (Unaudited)   (Unaudited)      (Decrease)      1994     (Decrease)
                                                                 -----------   -----------      ----------    --------   ----------

                                                                                 (In thousands except per share amounts)
Operating Revenues (See accompanying schedule)                      $38,084        $38,235           ($151)   $38,129        ($45)
                                                                    -------        -------           -----    -------        ----
Operating Expenses
  Operation                                                          12,868         12,797              71     12,929         (61)
  Maintenance                                                         1,959          1,850             109      1,970         (11)
  Depreciation                                                        3,129          3,057              72      3,086          43
  Federal Income Taxes                                                3,750          3,794             (44)     3,769         (19)
  Connecticut Corporation Business Taxes                                976            972               4        987         (11)
  Taxes Other Than Income Taxes
    (See accompanying schedule)                                       5,773          5,803             (30)     5,733          40
                                                                    -------        -------           -----    -------        ----
       Total Operating Expenses                                      28,455         28,273             182     28,474         (19)
                                                                    -------        -------           -----    -------        ----

Utility Operating Income                                              9,629          9,962            (333)     9,655         (26)
                                                                    -------        -------           -----    -------        ----
Other Income (Deductions)
  Interest                                                              118            105              13        100          18
  Allowance for Funds Used During Construction                          104             51              53         89          15
  Preferred Stock Dividends of Subsidiary                                (1)          (289)            288        (73)         72
  Other (See accompanying schedule)                                      22            (30)             52         23          (1)
  Taxes on Other Income                                                  18             72             (54)        26          (8)
                                                                    -------        -------           -----    -------        ----
       Total Other Income (Deductions)                                  261            (91)            352        165          96
                                                                    -------        -------           -----    -------        ----
Interest and Debt Expense
  Interest on Long-Term Debt                                          3,465          3,738            (273)     3,457           8
  Other Interest Charges                                                319            274              45        295          24
  Amortization of Debt Expense                                          188            205             (17)       188           0
                                                                    -------        -------           -----    -------        ----
       Total Interest and Debt Expense                                3,972          4,217            (245)     3,940          32
                                                                    -------        -------           -----    -------        ----

Net Income                                                            5,918          5,654             264      5,880          38
Preferred Stock Dividend Requirement                                     38             38               0         38           0
                                                                    -------        -------           -----    -------      ------
Net Income Applicable to Common Stockholders                        $ 5,880        $ 5,616            $264    $ 5,842         $38
                                                                    =======        =======           =====    =======      ======

Weighted Average Common Shares Outstanding                            2,835          2,779              56      2,812          23
                                                                    =======        =======           =====    =======      ======

Earnings Per Average Common Share                                   $  2.07        $  2.02           $0.05    $  2.08      ($0.01)
                                                                    =======        =======           =====    =======      ======

Dividends Per Common Share                                          $  1.66        $  1.64           $0.02    $  1.65       $0.01
                                                                    =======        =======           =====    =======      ======







   The accompanying notes are an integral part of these financial statements.

                                                                          Page 8
                 Connecticut Water Service, Inc. and Subsidiary

            SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
              For the Twelve Months Ended March 31, 1995 and 1994
               and for the Twleve Months Ended December 31, 1994


                                                                  1995            1994       Increase     Dec. 31,     Increase
                                                               (Unaudited)    (Unaudited)   (Decrease)      1994      (Decrease)
                                                               -----------    -----------   ----------    --------    ----------
                                                                                    (Thousands of dollars)
Operating Revenues:
  Residential                                                   $23,845         $24,204        ($359)     $23,941         ($96)
  Seasonal                                                          547             531           16          547            0
  Commercial                                                      4,685           4,740          (55)       4,696          (11)
  Industrial                                                      1,939           1,861           78        1,922           17
  Public Authority                                                  916             914            2          893           23
  Metered Sales - Temporary and Non-Recurring                        29              25            4           29            0
  Private Fire                                                      861             847           14          856            5
  Public Fire                                                     5,183           5,141           42        5,165           18
  CWIP Surcharge                                                      0               0            0            0            0
  Other                                                              79              69           10           80           (1)
                                                                -------         -------        -----      -------         ----
  Revenues Billed                                                38,084          38,332         (248)      38,129          (45)
  Change in Revenues Accrued                                          0             (97)          97            0            0
                                                                -------         -------        -----      -------         ----
          Total Operating Revenue                               $38,084         $38,235        ($151)     $38,129         ($45)
                                                                =======         =======        =====      =======         ====


Taxes - Other Than Income Taxes
  Muncipal Taxes                                                $ 3,354         $ 3,392         ($38)     $ 3,331          $23
  Payroll Taxes                                                     516             499           17          496           20
  Connecticut Gross Earnings Tax                                  1,903           1,912           (9)       1,906           (3)
                                                                -------         -------         ----      -------         ----
          Total Other Taxes                                     $ 5,773         $ 5,803         ($30)     $ 5,733          $40
                                                                =======         =======         ====      =======         ====


Other Income
  Merchandising, Jobbing and Contracting - Net                     ($15)            ($2)        ($13)         ($7)         ($8)
  Income from Lease of Other Physical Property - Net                 23              17            6           22            1
  Miscellaneous Non-Operating Income                                 22               9           13           16            6
  Miscellaneous Income Deductions                                    (8)            (54)          46           (8)           0
                                                                 ------         -------         ----      -------         ----
          Total Other Income                                      $  22            ($30)         $52      $    23          ($1)
                                                                 ======         =======         ====      =======         ====






   The accompanying notes are an integral part of these financial statements.

                                                                          Page 9
                 Connecticut Water Service, Inc. and Subsidiary

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
               For the Three Months Ended March 31, 1995 and 1994

                                                                                            1995           1994
                                                                                         (Unaudited)    (Unaudited)
                                                                                         -----------    -----------

                                                                                           (Thousands of dollars)
Balance at Beginning of Period                                                            $9,040          $8,092
Net Income                                                                                 1,147           1,109
                                                                                          ------          ------
                                                                                          10,187           9,201
                                                                                          ------          ------
Charges Related to Redemption of Subsidiary's 9 1/2% Series Preferred Stock                    0             257
                                                                                          ------          ------
Dividends Declared:
  Cumulative Preferred, Class A, $.20 per share                                                3               3
  Cumulative Preferred, Series $.90, $.225 per share                                           7               7
  Common Stock - 1995 $.42 per share; 1994 $.41 per share                                  1,208           1,144
                                                                                          ------          ------
                                                                                           1,218           1,154
                                                                                          ------          ------
Balance at End of Period                                                                  $8,969          $7,790
                                                                                          ======          ======



               For the Twelve Months Ended March 31, 1995 and 1994

Balance at Beginning of Period                                                            $7,790          $6,985
Net Income                                                                                 5,918           5,654
                                                                                          ------          ------
                                                                                          13,708          12,639
                                                                                          ------          ------
Charges Related to Redemption of Subsidiary's 9 1/2% Series Preferred Stock                    0             257
                                                                                          ------          ------
Dividends Declared:
  Cumulative Preferred, Class A, $.80 per share                                               12              12
  Cumulative Preferred, Series $.90, $.90 per share                                           26              26
  Common Stock - 1995 $1.66 per share; 1994 $1.64 per share                                4,701           4,554
                                                                                          ------          ------
                                                                                           4,739           4,592
                                                                                          ------          ------

Balance at End of Period                                                                  $8,969          $7,790
                                                                                          ======          ======







   The accompanying notes are an integral part of these financial statements.

                                                                         Page 10
                 Connecticut Water Service, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1995 and 1994


                                                                                                1995            1994
                                                                                            (Unaudited)     (Unaudited)
                                                                                            -----------     -----------

                                                                                              (Thousands of dollars)
Operating Activities:
  Net Income Before Preferred Dividends of Parent                                              $1,147          $1,109
                                                                                               ------          ------
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $24 in 1995, $34 in 1994 charged to other accounts)                   838             805
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues                    610             295
      (Increase) Decrease in Other Current Assets                                                (703)         (1,051)
      (Increase) Decrease in Other Non-Current Items                                              (93)           (111)
      Increase (Decrease) in Accounts Payable, Accrued Expenses and
        Other Current Liabilities                                                              (2,235)           (954)
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net                                                               (14)            241
                                                                                               ------          ------
          Total Adjustments                                                                    (1,597)           (775)
                                                                                               ------          ------
          Net Cash Provided by Operating Activities                                              (450)            334
                                                                                               ------          ------
Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $17 in 1995 and $1 in 1994)                                      (596)           (254)
                                                                                               ------          ------
Financing Activities:
  Proceeds from Interim Bank Loans                                                              4,406           5,274
  Repayment of Interim Bank Loans                                                              (2,700)         (3,950)
  Proceeds from Issuance of Long-Term Debt                                                          0          12,050
  Reduction of Long-Term Debt Including Current Portion                                          (130)         (9,050)
  Proceeds from Issuance of Common Stock                                                          740             313
  Retirement of Preferred Stock                                                                   (30)         (3,030)
  Charges Related to Redemption of Subsidiary's 9 1/2% Series Preferred Stock                       0            (257)
  Advances, Contributions and Funds From Others for Construction, Net                              (8)           (307)
  Costs Incurred to Issue Long-Term Debt, Preferred Stock, and Common Stock                        (1)             19
  Cash Dividends Paid                                                                          (1,218)         (1,154)
                                                                                               ------          ------
          Net Cash Provided by (Used in) Financing Activities                                   1,059             (92)
                                                                                               ------          ------
Net Increase (Decrease) in Cash                                                                    13             (12)
Cash at Beginning of Year                                                                          18              44
                                                                                               ------          ------
Cash at End of Year                                                                            $   31          $   32
                                                                                               ======          ======
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                                      $1,531          $1,257
    Income Taxes                                                                               $  700          $  320






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

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed:

                                                   3 Months Ended                  12 Months Ended
                                              -----------------------     ----------------------------------
                                               3/31/95       3/31/94      3/31/95      3/31/94      12/31/94
                                               -------       -------      -------      -------      --------
 Common Shares Outstanding:

          January 1, 1994                         --               --           --       --         2,789,977

          April 1, 1994 & 1993
             respectively                         --               --    2,803,397     2,763,302           --

          January 1, 1995 & 1994
             respectively                      2,870,559    2,789,977           --       --                --

 Common Shares Issued:
          To DRIP - June 15,1993                      --           --           --         9,186           --
          To 401-K - June 30, 1993                    --           --           --           456           --
          To DRIP - Sept 15, 1993                     --           --           --         7,965           --
          To 401-K - Sept. 30, 1993                   --           --           --           421           --
          To DRIP - Dec. 15, 1993                     --           --           --         8,647           --
          To PSP - Jan. 21, 1994                      --        4,061           --         4,061        4,061
          To DRIP - March 15, 1994                    --        8,798           --         8,798        8,798
          To 401-K - March 30, 1994                   --          561           --           561          561
          To DRIP - June 15, 1994                     --           --        9,878            --        9,878
          To 401-K - June 30, 1994                    --           --          637            --          637
          To DRIP - Sept. 15, 1994                    --           --       15,397            --       15,397
          To 401-K - Sept. 30, 1994                   --           --          620            --          620
          To DRIP - Dec. 15, 1994                     --           --       39,980            --       39,980
          To 401-K - Dec. 15, 1994                    --           --          650            --          650
          To PSP - Jan.   , 1995                   6,369           --        6,369            --           --
          To DRIP - March 15, 1995                27,213           --       27,213            --           --
          To 401-K - March 30, 1995                  686           --          686            --           --
                                               ---------    ---------    ---------     ---------    ---------

 Common Shares Outstanding:
          March 31, 1995 & 1994
             respectively                      2,904,827    2,803,397    2,904,827     2,803,397
                                               =========    =========    =========     =========

          December 31, 1994                                                                         2,870,559
                                                                                                    =========
 Weighted Average Common Shares Outstanding:

          Days outstanding basis               2,879,890    2,794,810    2,834,574     2,779,183    2,812,456
                                               =========    =========    =========     =========    =========

DRIP  =  Dividend Reinvestment Plan
PSP   =  Performance Stock Program
401-K =  Company contribution to employees' 401-K savings plan

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

LIQUIDITY AND CORPORATE RESOURCES

         At March 31, 1995 the Company had $4,594,000 of unused lines of interim bank loan credit available.


RESULT OF OPERATIONS

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended March 31, 1995 increased from that of March 31, 1994 by $38,000 on an increased number of average common shares resulting in the same earnings per average common share. The improvement in net income resulted from a $96,000 increase in other income and deductions partially offset by a $32,000 increase in interest and debt expense and a $26,000 decrease in utility operating income.

         The increase in other income and deductions is primarily related to the elimination of preferred stock dividends of the Subsidiary. This was achieved through the refinancing of the Subsidiary's 9.5% preferred stock with 6.94% long-term debt during March, 1994.

         The increase in interest and debt expense reflects higher interest rates on interim bank loans.

         Operating revenues decreased $45,000, or .5%, reflecting 2.5% decreases in both residential and commercial water consumption partially offset by increases in industrial and public authority water consumption of 3.0% and 5.5%, respectively, as compared to last year.

         Operating expenses decreased $19,000 reflecting lower operation and maintenance expense, partially offset by increased depreciation expense.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


PART II, ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 21, 1995, at its annual meeting, the stockholders of Connecticut Water Service, Inc. elected the following directors for a three year term until 1998:

                                                               Number of Common Shares Cast
                                                               -----------------------------

                                                                                             Abstentions
                                                    Affirmative           Negative          and Non-Votes
                                                    -----------           --------          -------------
 Marshall T. Chiaraluce                              2,278,217               --                 40,136

 William F. Guillaume                                2,277,980               --                 40,373

 Marcia L. Hincks                                    2,272,593               --                 45,760

 William C. Lichtenfels                              2,270,678               --                 47,675

 Robert F. Neal                                      2,270,476               --                 47,877


         Preferred Series A stockholders cast 10,000 affirmative votes for each of the Directors listed above. There were no abstentions.

         Directors whose term of office continue until 1996 are Harold E. Bigler, Jr., Astrid T. Hanzalek, Frederick E. Hennick, Bertram L. Lenz, and Donald B. Wilbur.

         Directors whose term of office continue until 1997 are Francis E. Baker, Rudolph E. Luginbuhl, Harvey G. Moger, and Warren C. Packard.


         Other matters voted on at the annual meeting was the appointment of Arthur Andersen LLP as independent auditor:


                                                                    Number of Shares Cast
                                                                    ---------------------

                                                                                             Abstentions
                                                     Affirmative          Negative          and Non-Votes
                                                     -----------          --------          -------------
 Common Stock                                         2,225,285            39,281               53,786
 Preferred Series A Stock                                 9,475                --                  525


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

                                        Connecticut Water Service, Inc.
                                              (Registrant)



Date:    May 12, 1995              By   /s/ Bertram L. Lenz
                                        -------------------------------------
                                        Bertram L. Lenz
                                        Vice President - Finance




Date:    May 12, 1995              By:  /s/ Peter J. Bancroft
                                        -------------------------------------
                                        Peter J. Bancroft
                                        Assistant Treasurer