Form 10-Q
period 1995-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 1995-08-11
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
     /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                  ENDED June 30, 1995     OR


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


                                 Not Applicable
  (Former name, address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.          Yes   X      No
                                                 ---        ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a count.                       Yes          No
                                                 ---        ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                   2,928,817
          Number of shares of common stock outstanding, June 30, 1995

                        CONNECTICUT WATER SERVICE, INC.

                                Financial Report
                             June 30, 1995 and 1994



                               TABLE OF CONTENTS

PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 1995
   and December 31, 1994                                               Page 3

Consolidated Statements of Capitalization at
   June 30, 1995 and December 31, 1994                                 Page 4

Consolidated Statements of Income for Three Months
   Ended June 30, 1995 and 1994                                        Page 5

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Three Months
   Ended June 30, 1995 and 1994                                        Page 6

Consolidated Statements of Income for Six Months
   Ended June 30, 1995 and 1994                                        Page 7

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Six Months
   Ended June 30, 1995 and 1994                                        Page 8

Consolidated Statements of Income for Twelve Months
   Ended June 30, 1995 and 1994 and for Twelve Months
   Ended March 31, 1995                                                Page 9

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Twelve Months
   Ended June 30, 1995 and 1994 and for Twelve Months
   Ended March 31, 1995                                                Page 10

Consolidated Statements of Retained Earnings for Three
   Months Ended June 30, 1995 and 1994                                 Page 11

Consolidated Statements of Retained Earnings for Six
   Months Ended June 30, 1995 and 1994                                 Page 11

Consolidated Statements of Retained Earnings for Twelve
   Months Ended June 30, 1995 and 1994                                 Page 11

Consolidated Statements of Cash Flows for Six Months
   Ended June 30, 1995 and 1994                                        Page 12

Notes to Consolidated Financial Statements                             Page 13

PART I, ITEM 2:  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                       Page 14

Signature Page                                                         Page 15


                                                                          Page 3
                 Connecticut Water Service, Inc. and Subsidiary


                          CONSOLIDATED BALANCE SHEETS
                     At June 30, 1995 and December 31, 1994

                                                                     June 30,
                                                                       1995        Dec. 31,
ASSETS                                                              (Unaudited)      1994
                                                                    -----------    --------
                                                                     (Thousands of dollars)

Utility Plant
  Utility Plant                                                       $181,926     $181,079
  Construction Work in Progress                                          4,266        3,369
  Utility Plant Acquisition Adjustments                                 (1,206)      (1,206)
                                                                      --------     --------
                                                                       184,986      183,242
  Accumulated Provision for Depreciation                               (43,939)     (42,458)
                                                                      --------     --------
    Net Utility Plant                                                  141,047      140,784
                                                                      --------     --------
Investments                                                              1,020          881
                                                                      --------     --------
Current Assets
  Cash                                                                     481           18
  Accounts Receivable (Less Allowance, 1995- $139; 1994 - $149)          3,522        3,599
  Accrued Unbilled Revenues                                              2,655        2,800
  Prepayments and Other Current Assets                                   1,240        1,515
                                                                      --------     --------
    Total Current Assets                                                 7,898        7,932
                                                                      --------     --------
Deferred Charges
  Unamortized Debt Issuance Expense                                      5,493        5,587
  Taxes Recoverable Through Future Rates                                 9,200        9,200
  Postretirement Benefits Other Than Pension Recoverable
   Through Future Rates                                                    757          757
  Recoverable Contamination Clean-Up Costs                               4,700        4,700
  Prepaid Income Taxes on Contributions in Aid of Construction             507          450
  Other Costs                                                            1,020          950
                                                                      --------     --------
    Total Deferred Charges                                              21,677       21,644
                                                                      --------     --------
      Total Assets                                                    $171,642     $171,241
                                                                      ========     ========
CAPITALIZATION AND LIABILITIES

Capitalization (See accompanying statements)
  Common Stockholders' Equity                                         $ 49,181     $ 47,983
  Preferred Stock                                                          772          772
  Long-Term Debt                                                        54,470       54,600
                                                                      --------     --------
    Total Capitalization                                               104,423      103,355
                                                                      --------     --------
Current Liabilities
  Interim Bank Loans Payable                                             2,600        2,700
  Current Portion of Preferred Stock                                         0           30
  Accounts Payable and Accrued Taxes and Interest                        5,673        7,279
  Accrued Recoverable Contamination Clean-Up Costs                         500          500
  Other                                                                  1,664        1,544
                                                                      --------     --------
    Total Current Liabilities                                           10,437       12,053
                                                                      --------     --------
Long-Term Liabilities
  Accrued Recoverable Contamination Clean-Up Costs                       2,607        2,811
  Advances for Construction                                             12,779       12,099
  Contributions in Aid of Construction                                  18,147       18,145
  Deferred Federal Income Taxes                                         11,047       10,547
  Unfunded Future Income Taxes                                           9,200        9,200
  Unfunded Postretirement Benefits Other Than Pension                      757          757
  Unamortized Investment Tax Credits                                     2,245        2,274
                                                                      --------     --------
    Total Long-Term Liabilities                                         56,782       55,833
                                                                      --------     --------

      Total Capitalization and Liabilities                            $171,642     $171,241
                                                                      ========     ========


   The accompanying notes are an integral part of these financial statements.

                                                                          Page 4
                 Connecticut Water Service, Inc. and Subsidiary

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                     At June 30, 1995 and December 31, 1994

                                                                                          June 30,
                                                                                            1995           Dec. 31,
                                                                                        (Unaudited)          1994
                                                                                        -----------        --------
                                                                                            (Thousands of dollars)
Common Stockholders' Equity
 Common Stock Without Par Value Authorized - 7,500,000 Shares;
  Shares Issued and Outstanding: 1995 - 2,928,817; 1994 - 2,870,559                       $ 41,448         $ 40,126
  Stock Issuance Expense                                                                    (1,183)          (1,183)
  Retained Earnings                                                                          8,916            9,040
                                                                                          --------         --------
    Total Common Stockholders' Equity                                                       49,181           47,983
                                                                                          --------         --------
Cumulative Preferred Stock of Connecticut Water Service, Inc.
 Series A Voting, $20 Par Value; Authorized, Issued and
  Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                                    300              300
 Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
  Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share                         472              472
                                                                                          --------         --------
    Total Preferred Stock of Connecticut Water Service, Inc.                                   772              772
                                                                                          --------         --------
Cumulative Preferred Stock of The Connecticut Water Company, with
 Mandatory Redemption Provisions, Voting, $100 Par Value; Authorized
 50,000 Shares, Issued and Outstanding:
 4 3/4% Series:  Shares - 1995 - 0; 1994 - 300 Shares                                            0               30
  Current Portion of Preferred Stock                                                             0              (30)
                                                                                          --------         --------
    Total Preferred Stock of The Connecticut Water Company                                       0                0
                                                                                          --------         --------
Long-Term Debt
 The Connecticut Water Company
  First Mortgage Bonds
    6.9%   Series Q, due 2021                                                               10,000           10,000
    5.875% Series R, due 2022                                                               14,870           15,000
    6.65%  Series S, due 2020                                                                8,000            8,000
    5.75%  Series T, due 2028                                                                5,000            5,000
    5.3%   Series U, due 2028                                                                4,550            4,550
    6.94%  Series V, due 2029                                                               12,050           12,050
                                                                                          --------         --------
     Total Long-Term Debt                                                                   54,470           54,600
                                                                                          --------         --------

      Total Capitalization                                                                $104,423         $103,355
                                                                                          ========         ========



   The accompanying notes are an integral part of these financial statements.

                 Connecticut Water Service, Inc. and Subsidiary

                       CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended June 30, 1995 and 1994



                                                                         1995             1994         Increase
                                                                      (Unaudited)     (Unaudited)     (Decrease)
                                                                      -----------     -----------     ----------

                                                                       (In thousands except per share amounts)

Operating Revenues (See accompanying schedule)                             $9,179          $9,201          ($22)
                                                                           ------          ------         -----
Operating Expenses
  Operation                                                                 3,251           3,436          (185)
  Maintenance                                                                 432             457           (25)
  Depreciation                                                                812             770            42
  Federal Income Taxes                                                        929             831            98
  Connecticut Corporation Business Taxes                                      248             230            18
  Taxes Other Than Income Taxes
    (See accompanying schedule)                                             1,418           1,469           (51)
                                                                           ------          ------         -----
       Total Operating Expenses                                             7,090           7,193          (103)
                                                                           ------          ------         -----

Utility Operating Income                                                    2,089           2,008            81
                                                                           ------          ------         -----
Other Income (Deductions)
  Interest                                                                     34              24            10
  Allowance for Funds Used During Construction                                 16              10             6
  Preferred Stock Dividends of Subsidiary                                       0               0             0
  Other (See accompanying schedule)                                             9              17            (8)
  Taxes on Other Income                                                         9              10            (1)
                                                                           ------          ------         -----
       Total Other Income (Deductions)                                         68              61             7
                                                                           ------          ------         -----
Interest and Debt Expense
  Interest on Long-Term Debt                                                  865             887           (22)
  Other Interest Charges                                                       69              50            19
  Amortization of Debt Expense                                                 47              46             1
                                                                           ------          ------         -----
       Total Interest and Debt Expense                                        981             983            (2)
                                                                           ------          ------         -----

Net Income                                                                  1,176           1,086            90
Preferred Stock Dividend Requirement                                            9               9             0
                                                                           ------          ------         -----
Net Income Applicable to Common Stockholders                               $1,167          $1,077           $90
                                                                           ======          ======         =====

Weighted Average Common Shares Outstanding                                  2,909           2,805           104
                                                                           ======          ======         =====

Earnings Per Average Common Share                                          $ 0.40          $ 0.38         $0.02
                                                                           ======          ======         =====

Dividends Per Common Share                                                 $ 0.42          $ 0.41         $0.01
                                                                           ======          ======         =====



   The accompanying notes are an integral part of these financial statements.

                                                                          Page 6
                 Connecticut Water Service, Inc. and Subsidiary

            SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
               For the Three Months Ended June 30, 1995 and 1994

                                                                         1995               1994              Increase
                                                                     (Unaudited)         (Unaudited)         (Decrease)
                                                                     -----------         -----------         ----------

                                                                                   (Thousands of dollars)

Operating Revenues:
  Residential                                                             $5,623              $5,662              ($39)
  Seasonal                                                                   132                 132                 0
  Commercial                                                               1,116               1,127               (11)
  Industrial                                                                 457                 495               (38)
  Public Authority                                                           255                 218                37
  Metered Sales - Temporary and Non-Recurring                                 11                   7                 4
  Private Fire                                                               218                 213                 5
  Public Fire                                                              1,312               1,292                20
  CWIP Surcharge                                                               0                   0                 0
  Other                                                                       35                  35                 0
                                                                          ------              ------              ----
  Revenues Billed                                                          9,159               9,181               (22)
  Change in Revenues Accrued                                                  20                  20                 0
                                                                          ------              ------              ----

    Total Operating Revenue                                               $9,179              $9,201              ($22)
                                                                          ======              ======              ====


Taxes - Other Than Income Taxes
  Municipal Taxes                                                         $  839              $  893              ($54)
  Payroll Taxes                                                              120                 114                 6
  Connecticut Gross Earnings Tax                                             459                 462                (3)
                                                                          ------              ------              ----

    Total Other Taxes                                                     $1,418              $1,469              ($51)
                                                                          ======              ======              ====


Other Income
  Merchandising, Jobbing and Contracting - Net                            $    3              $    5               ($2)
  Income from Lease of Other Physical Property - Net                           5                   6                (1)
  Miscellaneous Non-Operating Income                                           2                   7                (5)
  Miscellaneous Income Deductions                                             (1)                 (1)                0
                                                                          ------              ------              ----

    Total Other Income                                                    $    9              $   17               ($8)
                                                                          ======              ======              ====



   The accompanying notes are an integral part of these financial statements.

                                                                          Page 7
                 Connecticut Water Service, Inc. and Subsidiary

                       CONSOLIDATED STATEMENTS OF INCOME
                For the Six Months Ended June 30, 1995 and 1994

                                                                        1995            1994         Increase
                                                                    (Unaudited)     (Unaudited)     (Decrease)
                                                                    -----------     -----------     ----------

                                                                     (In thousands except per share amounts)

Operating Revenues (See accompanying schedule)                          $17,998         $18,065          ($67)
                                                                    -----------     -----------     ----------

Operating Expenses
 Operation                                                                6,307           6,553          (246)
 Maintenance                                                                851             887           (36)
 Depreciation                                                             1,625           1,540            85
 Federal Income Taxes                                                     1,696           1,617            79
 Connecticut Corporation Business Taxes                                     448             441             7
 Taxes Other Than Income Taxes
  (See accompanying schedule)                                             2,897           2,908           (11)
                                                                        -------         -------          ----
    Total Operating Expenses                                             13,824          13,946          (122)
                                                                        -------         -------          ----

Utility Operating Income                                                  4,174           4,119            55
                                                                        -------         -------          ----
Other Income (Deductions)
 Interest                                                                    76              48            28
 Allowance for Funds Used During Construction                                32              11            21
 Preferred Stock Dividends of Subsidiary                                      0             (72)           72
 Other (See accompanying schedule)                                            8              17            (9)
 Taxes on Other Income                                                       10              19            (9)
                                                                        -------         -------          ----
    Total Other Income (Deductions)                                         126              23           103
                                                                        -------         -------          ----
Interest and Debt Expense
 Interest on Long-Term Debt                                               1,732           1,746           (14)
 Other Interest Charges                                                     151             108            43
 Amortization of Debt Expense                                                94              93             1
                                                                        -------         -------          ----
    Total Interest and Debt Expense                                       1,977           1,947            30
                                                                        -------         -------          ----
Net Income                                                                2,323           2,195           128
Preferred Stock Dividend Requirement                                         19              19             0
                                                                        -------         -------          ----
Net Income Applicable to Common Stockholders                            $ 2,304         $ 2,176         $ 128
                                                                        =======         =======         =====

Weighted Average Common Shares Outstanding                                2,894           2,800            94
                                                                        =======         =======         =====

Earnings Per Average Common Share                                       $  0.80         $  0.78         $0.02
                                                                        =======         =======         =====

Dividends Per Common Share                                              $  0.84         $  0.82         $0.02
                                                                        =======         =======         =====



   The accompanying notes are an integral part of these financial statements.

                                                                          Page 8
                 Connecticut Water Service, Inc. and Subsidiary

            SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
                For the Six Months Ended June 30, 1995 and 1994


                                                                       1995             1994         Increase
                                                                    (Unaudited)     (Unaudited)     (Decrease)
                                                                    -----------     -----------     ----------

                                                                              (Thousands of dollars)

Operating Revenues:
  Residential                                                           $11,235         $11,370         ($135)
  Seasonal                                                                  264             264             0
  Commercial                                                              2,157           2,179           (22)
  Industrial                                                                898             919           (21)
  Public Authority                                                          468             408            60
  Metered Sales - Temporary and Non-Recurring                                11               7             4
  Private Fire                                                              436             426            10
  Public Fire                                                             2,623           2,585            38
  CWIP Surcharge                                                              0               0             0
  Other                                                                      51              52            (1)
                                                                        -------         -------         -----
  Revenues Billed                                                        18,143          18,210           (67)
  Change in Revenues Accrued                                               (145)           (145)            0
                                                                        -------         -------         -----

    Total Operating Revenue                                             $17,998         $18,065          ($67)
                                                                        =======         =======         ====


Taxes - Other Than Income Taxes
  Municipal Taxes                                                       $ 1,680         $ 1,711          ($31)
  Payroll Taxes                                                             317             291            26
  Connecticut Gross Earnings Tax                                            900             906            (6)
                                                                        -------         -------         -----

    Total Other Taxes                                                   $ 2,897         $ 2,908          ($11)
                                                                        =======         =======         =====


Other Income
  Merchandising, Jobbing and Contracting - Net                             ($13)            ($3)         ($10)
  Income from Lease of Other Physical Property - Net                         12              12             0
  Miscellaneous Non-Operating Income                                         12              11             1
  Miscellaneous Income Deductions                                            (3)             (3)            0
                                                                        -------         -------         -----

    Total Other Income                                                  $     8         $    17           ($9)
                                                                        =======         =======         =====



   The accompanying notes are an integral part of these financial statements.

                                                                          Page 9
                 Connecticut Water Service, Inc. and Subsidiary

                       CONSOLIDATED STATEMENTS OF INCOME
               For the Twelve Months Ended June 30, 1995 and 1994
                 and for the Twelve Months Ended March 31, 1995



                                                                        June 30,                        March 31,
                                                                  1995          1994       Increase       1995       Increase
                                                               (Unaudited)   (Unaudited)  (Decrease)   (Unaudited)  (Decrease)
                                                               -----------   -----------  ----------   -----------  ----------
                                                                           (In thousands except per share amounts)

Operating Revenues (See accompanying schedule)                     $38,062       $38,337      ($275)       $38,084       ($22)
                                                                   -------       -------      -----        -------      -----
Operating Expenses
 Operation                                                          12,683        12,801       (118)        12,868       (185)
 Maintenance                                                         1,934         1,929          5          1,959        (25)
 Depreciation                                                        3,171         3,072         99          3,129         42
 Federal Income Taxes                                                3,848         3,854         (6)         3,750         98
 Connecticut Corporation Business Taxes                                994           992          2            976         18
 Taxes Other Than Income Taxes
  (See accompanying schedule)                                        5,722         5,873       (151)         5,773        (51)
                                                                   -------       -------      -----        -------      -----
    Total Operating Expenses                                        28,352        28,521       (169)        28,455       (103)
                                                                   -------       -------      -----        -------      -----

Utility Operating Income                                             9,710         9,816       (106)         9,629         81
                                                                   -------       -------      -----        -------      -----
Other Income (Deductions)
 Interest                                                              128           102         26            118         10
 Allowance for Funds Used During Construction                          110            46         64            104          6
 Preferred Stock Dividends of Subsidiary                                (1)         (215)       214             (1)         0
 Other (See accompanying schedule)                                      14            (4)        18             22         (8)
 Taxes on Other Income                                                  17            72        (55)            18         (1)
                                                                   -------       -------      -----        -------      -----
    Total Other Income (Deductions)                                    268             1        267            261          7
                                                                   -------       -------      -----        -------      -----
Interest and Debt Expense
 Interest on Long-Term Debt                                          3,443         3,643       (200)         3,465        (22)
 Other Interest Charges                                                338           238        100            319         19
 Amortization of Debt Expense                                          189           200        (11)           188          1
                                                                   -------       -------      -----        -------      -----
    Total Interest and Debt Expense                                  3,970         4,081       (111)         3,972         (2)
                                                                   -------       -------      -----        -------      -----

Net Income                                                           6,008         5,736        272          5,918         90
Preferred Stock Dividend Requirement                                    38            38          0             38          0
                                                                   -------       -------      -----        -------      -----
Net Income Applicable to Common Stockholders                       $ 5,970       $ 5,698      $ 272        $ 5,880        $90
                                                                   =======       =======      =====        =======      =====

Weighted Average Common Shares Outstanding                           2,860         2,789         71          2,835         25
                                                                   =======       =======      =====        =======      =====

Earnings Per Average Common Share                                  $  2.09       $  2.04      $0.05        $  2.07      $0.02
                                                                   =======       =======      =====        =======      =====

Dividends Per Common Share                                         $  1.67       $  1.64      $0.03        $  1.66      $0.01
                                                                   =======       =======      =====        =======      =====



   The accompanying notes are an integral part of these financial statements.

                                                                         Page 10
                 Connecticut Water Service, Inc. and Subsidiary

            SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
               For the Twelve Months Ended June 30, 1995 and 1994
                 and for the Twelve Months Ended March 31, 1995


                                                                                                    March 31,
                                                            1995          1994        Increase        1995          Increase
                                                         (Unaudited)   (Unaudited)   (Decrease)    (Unaudited)     (Decrease)
                                                         -----------   -----------   ----------    -----------     ----------
                                                                                (Thousands of dollars)

Operating Revenues:
  Residential                                                $23,806       $24,231       ($425)        $23,845          ($39)
  Seasonal                                                       547           504          43             547             0
  Commercial                                                   4,674         4,721         (47)          4,685           (11)
  Industrial                                                   1,901         1,900           1           1,939           (38)
  Public Authority                                               953           911          42             916            37
  Metered Sales - Temporary and Non-Recurring                     33            25           8              29             4
  Private Fire                                                   866           849          17             861             5
  Public Fire                                                  5,203         5,151          52           5,183            20
  CWIP Surcharge                                                   0             0           0               0             0
  Other                                                           79            73           6              79             0
                                                             -------       -------       -----         -------          ----
  Revenues Billed                                             38,062        38,365        (303)         38,084           (22)
  Change in Revenues Accrued                                       0           (28)         28               0             0
                                                             -------       -------       -----         -------          ----

     Total Operating Revenue                                 $38,062       $38,337       ($275)        $38,084          ($22)
                                                             =======       =======       =====         =======          ====


Taxes - Other Than Income Taxes
  Municipal Taxes                                            $ 3,300       $ 3,459       ($159)        $ 3,354          ($54)
  Payroll Taxes                                                  522           495          27             516             6
  Connecticut Gross Earnings Tax                               1,900         1,919         (19)          1,903            (3)
                                                             -------       -------       -----         -------          ----

     Total Other Taxes                                       $ 5,722       $ 5,873       ($151)        $ 5,773          ($51)
                                                             =======       =======       =====         =======          ====


Other Income
  Merchandising, Jobbing and Contracting - Net                  ($17)           $2        ($19)           ($15)          ($2)
  Income from Lease of Other Physical Property - Net              22            19           3              23            (1)
  Miscellaneous Non-Operating Income                              17            32         (15)             22            (5)
  Miscellaneous Income Deductions                                 (8)          (57)         49              (8)            0
                                                             -------       -------       -----         -------          ----

     Total Other Income                                      $    14           ($4)      $  18         $    22           ($8)
                                                             =======       =======       =====         =======          ====


   The accompanying notes are an integral part of these financial statements.

                                                                         Page 11
                 Connecticut Water Service, Inc. and Subsidiary

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

               For the Three Months Ended June 30, 1995 and 1994


                                                                                                1995              1994
                                                                                             (Unaudited)       (Unaudited)
                                                                                             -----------       -----------
                                                                                                 (Thousands of dollars)

Balance at Beginning of Period                                                                   $ 8,969           $ 7,790
Net Income                                                                                         1,176             1,086
                                                                                                 -------           -------
                                                                                                  10,145             8,876
                                                                                                 -------           -------

Dividends Declared:
   Cumulative Preferred, Class A, $.20 per share                                                       3                 3
   Cumulative Preferred, Series $.90, $.225 per share                                                  6                 6
   Common Stock - 1995 $.42 per share; 1994 $.41 per share                                         1,220             1,151
                                                                                                 -------           -------
                                                                                                   1,229             1,160
                                                                                                 -------           -------

Balance at End of Period                                                                         $ 8,916           $ 7,716
                                                                                                 =======           =======

                                          FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Balance at Beginning of Period                                                                   $ 9,040           $ 8,092
Net Income                                                                                         2,323             2,195
                                                                                                 -------           -------
                                                                                                  11,363            10,287
                                                                                                 -------           -------

Charges Related to Redemption of Subsidiary's 9 1/2% Series Preferred Stock                            0               257
                                                                                                 -------           -------
Dividends Declared:
   Cumulative Preferred, Class A, $.40 per share                                                       6                 6
   Cumulative Preferred, Series $.90, $.45 per share                                                  13                13
   Common Stock - 1995 $.84 per share; 1994 $.82 per share                                         2,428             2,295
                                                                                                 -------           -------
                                                                                                   2,447             2,314
                                                                                                 -------           -------

Balance at End of Period                                                                         $ 8,916           $ 7,716
                                                                                                 =======           =======

                                         FOR THE TWELVE MONTHS ENDED JUNE 30, 1995 AND 1994

Balance at Beginning of Period                                                                   $ 7,716           $ 6,847
Net Income                                                                                         6,008             5,736
                                                                                                 -------           -------
                                                                                                  13,724            12,583
                                                                                                 -------           -------
Charges Related to Redemption of Subsidiary's 9 1/2% Series Preferred Stock                            0               257
                                                                                                 -------           -------
Dividends Declared:
   Cumulative Preferred, Class A, $.80 per share                                                      12                12
   Cumulative Preferred, Series $.90, $.90 per share                                                  26                26
   Common Stock - 1995 $1.67 per share; 1994 $1.64 per share                                       4,770             4,572
                                                                                                 -------           -------
                                                                                                   4,808             4,610
                                                                                                 -------           -------

Balance at End of Period                                                                         $ 8,916           $ 7,716
                                                                                                 =======           =======


   The accompanying notes are an integral part of these financial statements.

                                                                         Page 12
                 Connecticut Water Service, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1995 and 1994


                                                                                                 1995              1994
                                                                                              (Unaudited)       (Unaudited)
                                                                                              -----------       -----------

                                                                                                  (Thousands of dollars)
Operating Activities:

 Net Income Before Preferred Dividends of Parent                                                  $ 2,323           $ 2,195
                                                                                                  -------           -------
 Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Depreciation (including $49 in 1995, $68 in 1994 charged to other accounts)                       1,676             1,610
  Change in Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues                           222               127
   (Increase) Decrease in Other Current Assets                                                        275               (40)
   (Increase) Decrease in Other Non-Current Items                                                    (376)             (326)
   Increase (Decrease) in Accounts Payable, Accrued Expenses and
    Other Current Liabilities                                                                      (1,486)             (674)
   Increase (Decrease) in Deferred Federal Income Taxes and
    Investment Tax Credits, Net                                                                       471               481
                                                                                                  -------           -------
      Total Adjustments                                                                               782             1,178
                                                                                                  -------           -------

      Net Cash Provided by Operating Activities                                                     3,105             3,373
                                                                                                  -------           -------
Investing Activities:
 Gross Additions to Utility Plant (including Allowance for Funds
  Used During Construction of $32 in 1995 and $11 in 1994)                                         (2,000)           (1,410)
                                                                                                  -------           -------
Financing Activities:
 Proceeds from Interim Bank Loans                                                                   2,600             4,750
 Repayment of Interim Bank Loans                                                                   (2,700)           (3,950)
 Proceeds from Issuance of Long-Term Debt                                                               0            12,050
 Reduction of Long-Term Debt Including Current Portion                                               (130)           (9,050)
 Proceeds from Issuance of Common Stock                                                             1,322               563
 Retirement of Preferred Stock                                                                        (30)           (3,030)
 Charges Related to Redemption of Subsidiary's 9 1/2% Series Preferred Stock                            0              (257)
 Advances, Contributions and Funds From Others for Construction, Net                                  743               247
 Costs Incurred to Issue Long-Term Debt, Preferred Stock, and Common Stock                              0              (661)
 Cash Dividends Paid                                                                               (2,447)           (2,314)
                                                                                                  -------           -------
      Net Cash Provided by (Used in) Financing Activities                                            (642)           (1,652)
                                                                                                  -------           -------

Net Increase (Decrease) in Cash                                                                       463               311
Cash at Beginning of Year                                                                              18                44
                                                                                                  -------           -------

Cash at End of Year                                                                               $   481           $   355
                                                                                                  =======           =======
Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Year for:
  Interest (Net of Amounts Capitalized)                                                           $ 1,872           $ 1,887
  Income Taxes                                                                                    $ 2,175           $ 1,880



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

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed:

                                                    3 Months Ended                   12 Months Ended
                                               -----------------------     ------------------------------------

                                                6/30/95       6/30/94       6/30/95       6/30/94      12/31/94
                                               ---------     ---------     ---------     ---------    ---------
 Common Shares Outstanding:

          January 1, 1994                             --            --            --            --    2,789,977

          July 1, 1994 & 1993
             respectively                             --            --     2,813,912     2,772,944           --

          April 1, 1995 & 1994
             respectively                      2,904,827     2,803,397            --            --           --

 Common Shares Issued:

          To DRIP - Sept 15, 1993                     --            --            --         7,965           --
          To 401-K - Sept. 30, 1993                   --            --            --           421           --
          To DRIP - Dec. 15, 1993                     --            --            --         8,201           --
          To 401-K - Dec. 31, 1993                    --            --            --           446           --
          To PSP - Jan. 21, 1994                      --            --            --         4,061        4,061
          To DRIP - March 15, 1994                    --            --            --         8,798        8,798
          To 401-K - March 30, 1994                   --            --            --           561          561
          To DRIP - June 15, 1994                     --         9,878            --         9,878        9,878
          To 401-K - June 30, 1994                    --           637            --           637          637
          To DRIP - Sept. 15, 1994                    --            --        15,397            --       15,397
          To 401-K - Sept. 30, 1994                   --            --           620            --          620
          To DRIP - Dec. 15, 1994                     --            --        39,980            --       39,980
          To 401-K - Dec. 31, 1994                    --            --           650            --          650
          To PSP - Jan. 6, 1995                       --            --         6,369            --           --
          To DRIP - March 15, 1995                    --            --        27,213            --           --
          To 401-K - March 30, 1995                   --            --           686            --           --
          To DRIP - June 15, 1995                 23.328            --        23,328            --           --
          To 401-K - June 30, 1995                   662            --           662            --           --
                                               ---------     ---------     ---------     ---------    ---------
 Common Shares Outstanding:
          June 30, 1995 & 1994
             respectively                      2,928,817     2,813,912     2,928,817     2,813,912
                                               =========     =========     =========     =========
          December 31, 1994                                                                           2,870,559
                                                                                                      =========
 Weighted Average Common Shares Outstanding:
          Days outstanding basis               2,908,936     2,805,145     2,860,451     2,789,211    2,812,456
                                               =========     =========     =========     =========    =========

DRIP  =  Dividend Reinvestment Plan
PSP   =  Performance Stock Program
401-K =  Company contribution to employees' 401-K savings plan

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

LIQUIDITY AND CORPORATE RESOURCES

         At June 30, 1995 the Company had $6,400,000 of unused lines of interim bank loan credit available.


RESULT OF OPERATIONS

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended June 30, 1995 increased from that of June 30, 1994 by $90,000, or $.02 per average common share, on an increased number of average common shares as a result of a $81,000 increase in utility operating income, a $7,000 increase in other income (deductions), and a $2,000 decrease in interest and debt expense.

         Operating revenues decreased $22,000, or .2%, reflecting lower water consumption by residential, industrial, and commercial customers, partially offset by increases in revenues from public authority and public fire customers.

         The $103,000 decrease in operating expenses is primarily attributable to lower operation and maintenance expenses and municipal taxes, partially offset by increased income taxes related to higher taxable income and increased depreciation expense.

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the six months ended June 30, 1995 increased from that of June 30, 1994 by $128,000, or $.02 per average common share, on an increased number of average common shares as a result of a $55,000 increase in utility operating income and a $103,000 increase in other income and deductions, partially offset by a $30,000 increase in interest and debt expense.

         Operating revenues decreased $67,000, or .4%, reflecting lower water consumption by residential, commercial, and industrial customers, partially offset by increases in revenues from public authority and public fire customers.

         The $122,000 decrease in operating expenses is primarily attributable to lower operation and maintenance expenses, partially offset by increased income taxes related to higher taxable income and increased depreciation expense.

         The increase in other income and deductions is primarily related to the elimination of preferred stock dividends of the Subsidiary. This was achieved through the refinancing of the Subsidiary's 9.5% preferred stock with 6.94% long-term debt during March, 1994.

         The increase in interest and debt expense is primarily due to higher interest on interim bank loans primarily due to higher interest rates.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Connecticut Water Service, Inc.
                                                 (Registrant)



Date:  August 11, 1995             By   /s/ Bertram L. Lenz
                                        -------------------------------
                                        Bertram L. Lenz
                                        Vice President - Finance




Date:  August 11, 1995             By:  /s/ Peter J. Bancroft
                                        -------------------------------
                                        Peter J. Bancroft
                                        Assistant Treasurer

                                Exhibit Index
                                -------------


Exhibit No.                      Description
- -----------                      -----------

    27                     Financial Data Schedule