Form 10-Q
period 1995-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 1995-11-13
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
               ENDED September 30, 1995      OR


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


                                 Not Applicable
  (Former name, address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.          Yes    X      No
                                               ---------    ---------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a count.                       Yes           No
                                               ---------    ---------

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                   2,948,397
        Number of shares of common stock outstanding September 30, 1995

                        CONNECTICUT WATER SERVICE, INC.

                                Financial Report
                          September 30, 1995 and 1994



                               TABLE OF CONTENTS

PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at September 30, 1995
   and December 31, 1994                                                                      Page 3

Consolidated Statements of Capitalization at
   September 30, 1995 and December 31, 1994                                                   Page 4

Consolidated Statements of Income for Three Months
   Ended September 30, 1995 and 1994                                                          Page 5

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Three Months
   Ended September 30, 1995 and 1994                                                          Page 6

Consolidated Statements of Income for Nine Months
   Ended September 30, 1995 and 1994                                                          Page 7

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Nine Months
   Ended September 30, 1995 and 1994                                                          Page 8

Consolidated Statements of Income for Twelve Months
   Ended September 30, 1995 and 1994 and for Twelve Months
   Ended June 30, 1995                                                                        Page 9

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Twelve Months
   Ended September 30, 1995 and 1994 and for Twelve Months
   Ended June 30, 1995                                                                        Page 10

Consolidated Statements of Retained Earnings for Three
   Months Ended September 30, 1995 and 1994                                                   Page 11

Consolidated Statements of Retained Earnings for Nine
   Months Ended September 30, 1995 and 1994                                                   Page 11

Consolidated Statements of Retained Earnings for Twelve
  Months Ended September 30, 1995 and 1994                                                    Page 11

Consolidated Statements of Cash Flows for Nine Months
   Ended September 30, 1995 and 1994                                                          Page 12

Notes to Consolidated Financial Statements                                                    Page 13

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                               Page 14-15

Signature Page                                                                                Page 16

                                                                          Page 3
                 Connecticut Water Service, Inc. and Subsidiary


                          CONSOLIDATED BALANCE SHEETS
                  At September 30, 1995 and December 31, 1994

                                                                       SEPT. 30,
                                                                         1995           DEC. 31,
ASSETS                                                                (UNAUDITED)         1994
                                                                       ---------        ---------
                                                                         (THOUSANDS OF DOLLARS)
Utility Plant
  Utility Plant                                                        $ 184,771        $ 181,079
  Construction Work in Progress                                            4,662            3,369
  Utility Plant Acquisition Adjustments                                   (1,206)          (1,206)
                                                                       ---------        ---------
                                                                         188,227          183,242
  Accumulated Provision for Depreciation                                 (44,873)         (42,458)
                                                                       ---------        ---------
    Net Utility Plant                                                    143,354          140,784
                                                                       ---------        ---------
Investments                                                                1,017              881
                                                                       ---------        ---------
Current Assets
  Cash                                                                       134               18
  Accounts Receivable (Less Allowance, 1995 - $150; 1994 - $149)           4,563            3,599
  Accrued Unbilled Revenues                                                3,650            2,800
  Prepayments and Other Current Assets                                     1,570            1,515
                                                                       ---------        ---------
    Total Current Assets                                                   9,917            7,932
                                                                       ---------        ---------
Deferred Charges
  Unamortized Debt Issuance Expense                                        5,446            5,587
  Taxes Recoverable Through Future Rates                                   9,200            9,200
  Postretirement Benefits Other Than Pension Recoverable
   Through Future Rates                                                      830              757
  Recoverable Contamination Clean-Up Costs                                 4,700            4,700
  Prepaid Income Taxes on Contributions in Aid of Construction               531              450
  Other Costs                                                                857              950
                                                                       ---------        ---------
    Total Deferred Charges                                                21,564           21,644
                                                                       ---------        ---------
      TOTAL ASSETS                                                     $ 175,852        $ 171,241
                                                                       =========        =========
CAPITALIZATION AND LIABILITIES

Capitalization (See accompanying statements)
  Common Stockholders' Equity                                          $  51,368        $  47,983
  Preferred Stock                                                            772              772
  Long-Term Debt                                                          54,460           54,600
                                                                       ---------        ---------
    Total Capitalization                                                 106,600          103,355
                                                                       ---------        ---------
Current Liabilities
  Interim Bank Loans Payable                                               3,244            2,700
  Current Portion of Preferred Stock                                           0               30
  Accounts Payable and Accrued Taxes and Interest                          6,990            7,279
  Accrued Recoverable Contamination Clean-Up Costs                           500              500
  Other                                                                    1,601            1,544
                                                                       ---------        ---------
    Total Current Liabilities                                             12,335           12,053
                                                                       ---------        ---------
Long-Term Liabilities
  Accrued Recoverable Contamination Clean-Up Costs                         2,501            2,811
  Advances for Construction                                               12,955           12,099
  Contributions in Aid of Construction                                    18,153           18,145
  Deferred Federal Income Taxes                                           11,047           10,547
  Unfunded Future Income Taxes                                             9,200            9,200
  Unfunded Postretirement Benefits Other Than Pension                        830              757
  Unamortized Investment Tax Credits                                       2,231            2,274
                                                                       ---------        ---------
    Total Long-Term Liabilities                                           56,917           55,833
                                                                       ---------        ---------
      TOTAL CAPITALIZATION AND LIABILITIES                             $ 175,852        $ 171,241
                                                                       =========        =========


  The accompanying notes are an integral part of these financial statements.

                                                                          Page 4
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                  AT SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                                                       SEPT. 30,
                                                                                         1995      DEC. 31,
                                                                                      (UNAUDITED)    1994
                                                                                      -----------  --------
                                                                                      (THOUSANDS OF DOLLARS)
Common Stockholders' Equity
  Common Stock Without Par Value Authorized - 7,500,000 Shares;
    Shares Issued and Outstanding: 1995 - 2,948,397; 1994 - 2,870,559                   $41,955      $40,126
    Stock Issuance Expense                                                               (1,183)      (1,183)
    Retained Earnings                                                                    10,596        9,040
                                                                                       --------     --------
        Total Common Stockholders' Equity                                                51,368       47,983
                                                                                       --------     --------
Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                             300          300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share                  472          472
                                                                                       --------     --------
         Total Preferred Stock of Connecticut Water Service, Inc.                           772          772
                                                                                       --------     --------
Cumulative Preferred Stock of The Connecticut Water Company, with
  Mandatory Redemption Provisions, Voting, $100 Par Value; Authorized
  50,000 Shares, Issued and Outstanding:
  4.75% Series:  Shares - 1995 - 0; 1994 - 300 Shares                                         0           30
                                                                                       --------     --------
     Current Portion of Preferred Stock                                                       0          (30)
                                                                                       --------     --------
        Total Preferred Stock of The Connecticut Water Company                                0            0
                                                                                       --------     --------
Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      6.9%     Series Q, due 2021                                                        10,000       10,000
      5.875% Series R, due 2022                                                          14,860       15,000
      6.65%   Series S, due 2020                                                          8,000        8,000
      5.75%   Series T, due 2028                                                          5,000        5,000
      5.3%     Series U, due 2028                                                         4,550        4,550
      6.94%   Series V, due 2029                                                         12,050       12,050
                                                                                       --------     --------
        Total Long-Term Debt                                                             54,460       54,600
                                                                                       --------     --------
          TOTAL CAPITALIZATION                                                         $106,600     $103,355
                                                                                       ========     ========

   The accompanying notes are an integral part of these financial statements.

                                                                          Page 5
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                        1995            1994         INCREASE
                                                    (UNAUDITED)      (UNAUDITED)    (DECREASE)
                                                    -----------      -----------    ----------
                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues (See accompanying schedule)       $ 12,221        $ 11,022        $  1,199
                                                     --------        --------        --------
Operating Expenses
  Operation                                             3,470           3,161             309
  Maintenance                                             482             405              77
  Depreciation                                            813             771              42
  Federal Income Taxes                                  1,694           1,443             251
  Connecticut Corporation Business Taxes                  430             348              82
  Taxes Other Than Income Taxes
    (See accompanying schedule)                         1,534           1,427             107
                                                     --------        --------        --------
       Total Operating Expenses                         8,423           7,555             868
                                                     --------        --------        --------
Utility Operating Income                                3,798           3,467             331
                                                     --------        --------        --------
Other Income (Deductions)
  Interest                                                 27              26               1
  Allowance for Funds Used During Construction              6              30             (24)
  Preferred Stock Dividends of Subsidiary                   0              (1)              1
  Other (See accompanying schedule)                        65               6              59
  Taxes on Other Income                                    (1)              4              (5)
                                                     --------        --------        --------
       Total Other Income (Deductions)                     97              65              32
                                                     --------        --------        --------
Interest and Debt Expense
  Interest on Long-Term Debt                              865             854              11
  Other Interest Charges                                   63             102             (39)
  Amortization of Debt Expense                             47              48              (1)
                                                     --------        --------        --------
       Total Interest and Debt Expense                    975           1,004             (29)
                                                     --------        --------        --------

Net Income                                              2,920           2,528             392
Preferred Stock Dividend Requirement                       10              10               0
                                                     --------        --------        --------
Net Income Applicable to Common Stockholders         $  2,910        $  2,518        $    392
                                                     ========        ========        ========

Weighted Average Common Shares Outstanding              2,932           2,817             115
                                                     ========        ========        ========
Earnings Per Average Common Share                    $   0.99        $   0.89        $   0.10
                                                     ========        ========        ========
Dividends Per Common Share                           $   0.42        $   0.41        $   0.01
                                                     ========        ========        ========


   The accompanying notes are an integral part of these financial statements.

                                                                          Page 6
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

            SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                 1995            1994          INCREASE
                                                              (UNAUDITED)     (UNAUDITED)     (DECREASE)
                                                              -----------     -----------     ----------
                                                                        (THOUSANDS OF DOLLARS)
Operating Revenues:
     Residential                                               $  7,063        $  6,651        $    412
     Seasonal                                                       140             140               0
     Commercial                                                   1,427           1,352              75
     Industrial                                                     519             544             (25)
     Public Authority                                               347             252              95
     Metered Sales - Temporary and Non-Recurring                     35              18              17
     Private Fire                                                   222             214               8
     Public Fire                                                  1,311           1,292              19
     Acquisition Surcharge                                           30               0              30
     Unmetered Seasonal                                             118               0             118
     Other                                                           14              14               0
                                                               --------        --------        --------
     Revenues Billed                                             11,226          10,477             749
     Change in Revenues Accrued                                     995             545             450
                                                               --------        --------        --------
          Total Operating Revenue                              $ 12,221        $ 11,022        $  1,199
                                                               ========        ========        ========


Taxes - Other Than Income Taxes
     Municipal Taxes                                           $    802        $    769        $     33
     Payroll Taxes                                                  122             109              13
     Connecticut Gross Earnings Tax                                 610             549              61
                                                               --------        --------        --------
          Total Other Taxes                                    $  1,534        $  1,427        $    107
                                                               ========        ========        ========


Other Income
     Merchandising, Jobbing and Contracting - Net              $     52        $     10        $     42
     Income from Lease of Other Physical Property - Net               8               5               3
     Miscellaneous Non-Operating Income                               8              (6)             14
     Miscellaneous Income Deductions                                 (3)             (3)              0
                                                               --------        --------        --------
          Total Other Income                                   $     65        $      6        $     59
                                                               ========        ========        ========


   The accompanying notes are an integral part of these financial statements.

                                                                          Page 7
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                        1995          1994          INCREASE
                                                    (UNAUDITED)    (UNAUDITED)     (DECREASE)
                                                    -----------    -----------     ----------
                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Operating Revenues (See accompanying schedule)       $ 30,219       $ 29,087        $  1,132
                                                     --------       --------        --------

Operating Expenses
  Operation                                             9,777          9,714              63
  Maintenance                                           1,333          1,292              41
  Depreciation                                          2,438          2,311             127
  Federal Income Taxes                                  3,390          3,060             330
  Connecticut Corporation Business Taxes                  878            789              89
  Taxes Other Than Income Taxes
    (See accompanying schedule)                         4,431          4,335              96
                                                     --------       --------        --------
       Total Operating Expenses                        22,247         21,501             746
                                                     --------       --------        --------

Utility Operating Income                                7,972          7,586             386
                                                     --------       --------        --------
Other Income (Deductions)
  Interest                                                103             74              29
  Allowance for Funds Used During Construction             38             41              (3)
  Preferred Stock Dividends of Subsidiary                   0            (73)             73
  Other (See accompanying schedule)                        73             23              50
  Taxes on Other Income                                     9             23             (14)
                                                     --------       --------        --------
       Total Other Income (Deductions)                    223             88             135
                                                     --------       --------        --------
Interest and Debt Expense
  Interest on Long-Term Debt                            2,597          2,600              (3)
  Other Interest Charges                                  214            210               4
  Amortization of Debt Expense                            141            141               0
                                                     --------       --------        --------
       Total Interest and Debt Expense                  2,952          2,951               1
                                                     --------       --------        --------

Net Income                                              5,243          4,723             520
Preferred Stock Dividend Requirement                       29             29               0
                                                     --------       --------        --------
Net Income Applicable to Common Stockholders         $  5,214       $  4,694        $    520
                                                     ========       ========        ========

Weighted Average Common Shares Outstanding              2,907          2,806             101
                                                     ========       ========        ========
Earnings Per Average Common Share                    $   1.79       $   1.67        $   0.12
                                                     ========       ========        ========
Dividends Per Common Share                           $   1.26       $   1.23        $   0.03
                                                     ========       ========        ========

   The accompanying notes are an integral part of these financial statements.

                                                                          Page 8
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

            SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                1995            1994          INCREASE
                                                             (UNAUDITED)     (UNAUDITED)     (DECREASE)
                                                             -----------     -----------     ----------
                                                                       (THOUSANDS OF DOLLARS)
Operating Revenues:
     Residential                                              $ 18,298        $ 18,021        $    277
     Seasonal                                                      404             404               0
     Commercial                                                  3,584           3,531              53
     Industrial                                                  1,417           1,463             (46)
     Public Authority                                              815             660             155
     Metered Sales - Temporary and Non-Recurring                    46              30              16
     Private Fire                                                  658             640              18
     Public Fire                                                 3,934           3,877              57
     Acquisition Surcharge                                          30               0              30
     Unmetered Seasonal                                            118               0             118
     Other                                                          65              61               4
                                                              --------        --------        --------
     Revenues Billed                                            29,369          28,687             682
     Change in Revenues Accrued                                    850             400             450
                                                              --------        --------        --------
          Total Operating Revenue                             $ 30,219        $ 29,087        $  1,132
                                                              ========        ========        ========


Taxes - Other Than Income Taxes
     Municipal Taxes                                          $  2,482        $  2,480        $      2
     Payroll Taxes                                                 439             400              39
     Connecticut Gross Earnings Tax                              1,510           1,455              55
                                                              --------        --------        --------
          Total Other Taxes                                   $  4,431        $  4,335        $     96
                                                              ========        ========        ========


Other Income
     Merchandising, Jobbing and Contracting - Net             $     39        $      7        $     32
     Income from Lease of Other Physical Property - Net             20              17               3
     Miscellaneous Non-Operating Income                             20               5              15
     Miscellaneous Income Deductions                                (6)             (6)              0
                                                              --------        --------        --------
          Total Other Income                                  $     73        $     23        $     50
                                                              ========        ========        ========

   The accompanying notes are an integral part of these financial statements.

                                                                          Page 9
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                 AND FOR THE TWELVE MONTHS ENDED JUNE 30, 1995

                                                                 SEPTEMBER 30,                          JUNE 30,
                                                             1995           1994         INCREASE         1995           INCREASE
                                                         (UNAUDITED)    (UNAUDITED)     (DECREASE)     (UNAUDITED)      (DECREASE)
                                                         -----------    -----------     ----------     -----------      ----------
                                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Operating Revenues (See accompanying schedule)            $ 39,261       $ 38,129        $  1,132        $ 38,062        $  1,199
                                                          --------       --------        --------        --------        --------
Operating Expenses
  Operation                                                 12,992         12,950              42          12,683             309
  Maintenance                                                2,011          1,948              63           1,934              77
  Depreciation                                               3,213          3,078             135           3,171              42
  Federal Income Taxes                                       4,099          3,709             390           3,848             251
  Connecticut Corporation Business Taxes                     1,076            904             172             994              82
  Taxes Other Than Income Taxes
    (See accompanying schedule)                              5,829          5,758              71           5,722             107
                                                          --------       --------        --------        --------        --------
       Total Operating Expenses                             29,220         28,347             873          28,352             868
                                                          --------       --------        --------        --------        --------

Utility Operating Income                                    10,041          9,782             259           9,710             331
                                                          --------       --------        --------        --------        --------
Other Income (Deductions)
  Interest                                                     129            104              25             128               1
  Allowance for Funds Used During Construction                  86             59              27             110             (24)
  Preferred Stock Dividends of Subsidiary                        0           (144)            144              (1)              1
  Other (See accompanying schedule)                             73             44              29              14              59
  Taxes on Other Income                                         12             66             (54)             17              (5)
                                                          --------       --------        --------        --------        --------
       Total Other Income (Deductions)                         300            129             171             268              32
                                                          --------       --------        --------        --------        --------
Interest and Debt Expense
  Interest on Long-Term Debt                                 3,454          3,544             (90)          3,443              11
  Other Interest Charges                                       299            290               9             338             (39)
  Amortization of Debt Expense                                 188            195              (7)            189              (1)
                                                          --------       --------        --------        --------        --------
       Total Interest and Debt Expense                       3,941          4,029             (88)          3,970             (29)
                                                          --------       --------        --------        --------        --------

Net Income                                                   6,400          5,882             518           6,008             392
Preferred Stock Dividend Requirement                            38             38               0              38               0
                                                          --------       --------        --------        --------        --------
Net Income Applicable to Common Stockholders              $  6,362       $  5,844        $    518        $  5,970        $    392
                                                          ========       ========        ========        ========        ========

Weighted Average Common Shares Outstanding                   2,890          2,800              90           2,860              30
                                                          ========       ========        ========        ========        ========

Earnings Per Average Common Share                         $   2.20       $   2.09        $   0.11        $   2.09        $   0.11
                                                          ========       ========        ========        ========        ========

Dividends Per Common Share                                $   1.68       $   1.64        $   0.04        $   1.67        $   0.01
                                                          ========       ========        ========        ========        ========

   The accompanying notes are an integral part of these financial statements.

                                                                         Page 10
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

            SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
            FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                 AND FOR THE TWELVE MONTHS ENDED JUNE 30, 1995

                                                                 SEPTEMBER 30,                           JUNE 30,
                                                             1995             1994          INCREASE       1995          INCREASE
                                                          (UNAUDITED)      (UNAUDITED)     (DECREASE)   (UNAUDITED)     (DECREASE)
                                                          -----------      -----------     ----------   -----------     ----------
                                                                                     (THOUSANDS OF DOLLARS)
Operating Revenues:
     Residential                                           $ 24,218        $ 23,983        $   235        $ 23,806        $   412
     Seasonal                                                   547             560            (13)            547              0
     Commercial                                               4,749           4,708             41           4,674             75
     Industrial                                               1,876           1,917            (41)          1,901            (25)
     Public Authority                                         1,048             882            166             953             95
     Metered Sales - Temporary and Non-Recurring                 45              32             13              33             12
     Private Fire                                               874             853             21             866              8
     Public Fire                                              5,222           5,160             62           5,203             19
     Acquisition Surcharge                                       30               0             30               0             30
     Unmetered Seasonal                                         118               0            118               0            118
     Other                                                       84              70             14              79              5
                                                           --------        --------        -------        --------        -------
     Revenues Billed                                         38,811          38,165            646          38,062            749
     Change in Revenues Accrued                                 450             (36)           486               0            450
                                                           --------        --------        -------        --------        -------

          Total Operating Revenue                          $ 39,261        $ 38,129        $ 1,132        $ 38,062        $ 1,199
                                                           ========        ========        =======        ========        =======


Taxes - Other Than Income Taxes
     Municipal Taxes                                       $  3,333        $  3,356        $   (23)       $  3,300        $    33
     Payroll Taxes                                              535             495             40             522             13
     Connecticut Gross Earnings Tax                           1,961           1,907             54           1,900             61
                                                           --------        --------        -------        --------        -------

          Total Other Taxes                                $  5,829        $  5,758        $    71        $  5,722        $   107
                                                           ========        ========        =======        ========        =======


Other Income
     Merchandising, Jobbing and Contracting - Net          $     25        $     11        $    14        $    (17)       $    42
     Income from Lease of Other Physical Property - Net          25              19              6              22              3
     Miscellaneous Non-Operating Income                          32              26              6              17             15
     Miscellaneous Income Deductions                             (9)            (12)             3              (8)            (1)
                                                           --------        --------        -------        --------        -------

          Total Other Income                               $     73        $     44        $    29        $     14        $    59
                                                           ========        ========        =======        ========        =======


   The accompanying notes are an integral part of these financial statements.

                                                                         Page 11
                 Connecticut Water Service, Inc. and Subsidiary

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                                    1995        1994
                                                                                (UNAUDITED)  (UNAUDITED)
                                                                                -----------  -----------
                                                                                 (THOUSANDS OF DOLLARS)

Balance at Beginning of Period                                                    $ 8,916     $ 7,716
Net Income                                                                          2,920       2,528
                                                                                  -------     -------
                                                                                   11,836      10,244
                                                                                  -------     -------
Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share                                      3           3
     Cumulative Preferred, Series $.90, $.225 per share                                 7           7
     Common Stock - 1995 $.42 per share; 1994 $.41 per share                        1,230       1,154
                                                                                  -------     -------
                                                                                    1,240       1,164
                                                                                  -------     -------

Balance at End of Period                                                          $10,596     $ 9,080
                                                                                  =======     =======


             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Balance at Beginning of Period                                                    $ 9,040     $ 8,092
Net Income                                                                          5,243       4,723
                                                                                  -------     -------
                                                                                   14,283      12,815
                                                                                  -------     -------

Charges Related to Redemption of Subsidiary's 9.5% Series Preferred Stock               0         257
                                                                                  -------     -------
Dividends Declared:
     Cumulative Preferred, Class A, $.60 per share                                      9           9
     Cumulative Preferred, Series $.90, $.675 per share                                20          20
     Common Stock - 1995 $1.26 per share; 1994 $1.23 per share                      3,658       3,449
                                                                                  -------     -------
                                                                                    3,687       3,478
                                                                                  -------     -------

Balance at End of Period                                                          $10,596     $ 9,080
                                                                                  =======     =======


            FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Balance at Beginning of Period                                                    $ 9,080     $ 8,082
Net Income                                                                          6,400       5,882
                                                                                  -------     -------
                                                                                   15,480      13,964
                                                                                  -------     -------

Charges Related to Redemption of Subsidiary's 9.5% Series Preferred Stock               0         257
                                                                                  -------     -------
Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share                                     12          12
     Cumulative Preferred, Series $.90, $.90 per share                                 26          26
     Common Stock - 1995 $1.68 per share; 1994 $1.64 per share                      4,846       4,589
                                                                                  -------     -------
                                                                                    4,884       4,627
                                                                                  -------     -------

Balance at End of Period                                                          $10,596     $ 9,080
                                                                                  =======     =======

   The accompanying notes are an integral part of these financial statements.

                                                                         Page 12
                 Connecticut Water Service, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                                          1995          1994
                                                                                      (UNAUDITED)    (UNAUDITED)
                                                                                      -----------    -----------
                                                                                        (THOUSANDS OF DOLLARS)
Operating Activities:
  Net Income Before Preferred Dividends of Parent                                      $ 5,243        $  4,723
                                                                                       -------        --------
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $76 in 1995, $102 in 1994 charged to other accounts)         2,514           2,415
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues          (1,814)           (922)
      (Increase) Decrease in Other Current Assets                                          (55)         (1,001)
      (Increase) Decrease in Other Non-Current Items                                      (293)           (664)
      Increase (Decrease) in Accounts Payable, Accrued Expenses and
        Other Current Liabilities                                                         (232)            376
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net                                                        457             721
                                                                                       -------        --------
          Total Adjustments                                                                577             925
                                                                                       -------        --------

          Net Cash Provided by Operating Activities                                      5,820           5,648
                                                                                       -------        --------
Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $38 in 1995 and $41 in 1994)                            (5,247)         (3,290)
                                                                                       -------        --------
Financing Activities:
  Proceeds from Interim Bank Loans                                                       3,244           4,689
  Repayment of Interim Bank Loans                                                       (2,700)         (3,950)
  Proceeds from Issuance of Long-Term Debt                                                   0          12,050
  Reduction of Long-Term Debt Including Current Portion                                   (140)         (9,050)
  Proceeds from Issuance of Common Stock                                                 1,829             946
  Retirement of Preferred Stock                                                            (30)         (3,030)
  Charges Related to Redemption of Subsidiary's 9.5% Series Preferred Stock                  0            (257)
  Advances, Contributions and Funds From Others for Construction, Net                    1,027             444
  Costs Incurred to Issue Long-Term Debt, Preferred Stock, and Common Stock                  0            (665)
  Cash Dividends Paid                                                                   (3,687)         (3,478)
                                                                                       -------        --------
          Net Cash Provided by (Used in) Financing Activities                             (457)         (2,301)
                                                                                       -------        --------

Net Increase (Decrease) in Cash                                                            116              57
Cash at Beginning of Year                                                                   18              44
                                                                                       -------        --------

Cash at End of Year                                                                    $   134        $    101
                                                                                       =======        ========
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                              $ 3,403        $  3,343
    Income Taxes                                                                       $ 2,880        $  2,555

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

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed:


                                                   3 MONTHS ENDED                  12 MONTHS ENDED
                                              -----------------------     ----------------------------------
                                               9/30/95       9/30/94      9/30/95      9/30/94      12/31/94
                                               -------       -------      -------      -------      --------
 Common Shares Outstanding:
          January 1, 1994                            --            --           --       --         2,789,977
          October 1, 1994 & 1993
             respectively                            --            --    2,829,929     2,781,330           --
          July 1, 1995 & 1994
             respectively                     2,928,817     2,813,912           --       --                --
 Common Shares Issued:
          To DRIP - Dec. 15, 1993                     --           --           --         8,201           --
          To 401-K - Dec. 31, 1993                    --           --           --           446           --
          To PSP - Jan. 21, 1994                      --           --           --         4,061        4,061
          To DRIP - March 15, 1994                    --           --           --         8,798        8,798
          To 401-K - March 30, 1994                   --           --           --           561          561
          To DRIP - June 15, 1994                     --           --           --         9,878        9,878
          To 401-K - June 30, 1994                    --           --           --           637          637
          To DRIP - Sept. 15, 1994                    --       15,397           --        15,397       15,397
          To 401-K - Sept. 30, 1994                   --          620           --           620          620
          To DRIP - Dec. 15, 1994                     --           --       39,980            --       39,980
          To 401-K - Dec. 31, 1994                    --           --          650            --          650
          To PSP - Jan. 6, 1995                       --           --        6,369            --           --
          To DRIP - March 15, 1995                    --           --       27,213            --           --
          To 401-K - March 30, 1995                   --           --          686            --           --
          To DRIP - June 15, 1995                     --           --       23,328            --           --
          To 401-K - June 30, 1995                    --           --          662            --           --
          To DRIP - September 15, 1995            18,906           --       18,906            --           --
          To 401-K - September 30, 1995              674           --          674            --           --
                                                --------    ---------     --------     ---------    ---------
 Common Shares Outstanding:
          September 30, 1995 & 1994
             respectively                      2,948,397    2,829,929    2,948,397     2,829,929
                                               =========    =========    =========     =========
          December 31, 1994                                                                         2,870,559
                                                                                                    =========
 Weighted Average Common Shares Outstanding:
          Days outstanding basis               2,932,112    2,816,600    2,889,566     2,799,864    2,812,456
                                               =========    =========    =========     =========    =========

DRIP  =  Dividend Reinvestment Plan
PSP   =  Performance Stock Program
401-K =  Company contribution to employees' 401-K savings plan

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Liquidity and Corporate Resources

         At September 30, 1995 the Company had $5,756,000 of unused lines of interim bank loan credit available.


Result of Operations

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended September 30, 1995 increased from that of September 30, 1994 by $392,000, or $.10 per average common share, on an increased number of average common shares as a result of a $331,000 increase in operating income, a $32,000 increase in other income, and a $29,000 decrease in interest and debt expense.

         Operating revenues increased $1,199,000, or 10.9%, primarily due to higher residential, commercial and public authority consumption in 1995 reflecting a summer season that was much hotter and drier than the 1994 summer. Due to the quarterly cycle meter reading and billing, approximately $450,000 of this increase is unbilled to customers at September 30, 1995. The Subsidiary acquired the Sound View Water System August 1, 1995. The 1995 seasonal billing to these 300 unmetered customers increased revenues approximately $150,000.

         Operating expenses increased $868,000 primarily due to higher income and gross earnings taxes related to the higher taxable income, $394,000, higher operations expense of $309,000, primarily consisting of recognizing $100,000 of post-retirement benefits other than pension costs, $50,000 in operating costs related to the higher level customer water consumption, $40,000 relating to the amortization of Sound View acquisition costs, and $119,000 of increased medical claims, stock performance benefits and other employee benefit costs. A large portion of these increases represent timing differences as operation expense is only $63,000 higher for the nine month period ending September 30, 1995 as compared to 1994. Planned maintenance and non-critical repairs also increased $77,000 during the quarter. Depreciation expense related to a higher level of plant in service increased $42,000. Municipal property taxes and payroll taxes increased $33,000 and $13,000, respectively.

         The increase in other income is primarily due to increased profits on merchandising and jobbing projects.

         The decrease in interest and debt expense primarily reflects a reduction in the average balance of interim bank borrowings.


         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the nine months ended September 30, 1995 increased from that of September 30, 1994 by $520,000, or $.12 per average common share, on an increased number of average common shares as a result of a $1,132,000 increase in operating revenues, a $746 increase in operating expense, a $135,000 increase in other income and deductions, and a $1,000 increase in interest and debt expense.

         Operating revenues increased primarily due to the higher residential, commercial, and public authority consumption in 1995 reflecting the unusually hot and dry summer.

         Operating expenses increased primarily due to higher income and gross earnings taxes related to the higher taxable income, $474,000, higher depreciation expense related to increased plant in service, $127,000, higher operation and maintenance expenses, $63,000 and $41,000, respectively, and higher payroll and municipal taxes, $39,000 and $2,000, respectively.

         The increase in other income is primarily due to a reduction in preferred stock dividends reflecting the refinancing of the 9.5% Series Cumulative Preferred Stock of the Subsidiary in March, 1994, higher interest income related to a loan to the Sound View Water Company, and increased profits on merchandising and jobbing projects.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Connecticut Water Service, Inc.
                                                 (Registrant)


Date:    November 13, 1995         By   /s/ Bertram L. Lenz
                                        --------------------------
                                        Bertram L. Lenz
                                        Vice President - Finance


Date:    November 13, 1995         By:  /s/ Peter J. Bancroft
                                        --------------------------
                                        Peter J. Bancroft
                                        Assistant Treasurer