Form 10-K
period 1995-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 1996-03-27
CIK 276209

                             Washington, D. C. 20549

                                    FORM 10-K


(X) Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1995 or

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

Registrant's telephone number, including area code (860) 669-8636 Securities registered pursuant to Section 12 (b) of the Act:


[CAPTION]
Title of each Class                  Name of each exchange on which registered
      NONE                                         NOT APPLICABLE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of the registrant's voting Common Stock, computed on the price of such stock at the close of business on February 1, 1996 is $83,228,000.

                                    2,972,416

         Number of shares of Common Stock outstanding, February 1, 1996


                       DOCUMENTS INCORPORATED BY REFERENCE

                                                   Part of Form 10-K Into Which
         Document                                    Document is Incorporated
         --------                                  ----------------------------
Definitive Proxy Statement, dated                           Part III
March 19, 1996, for Annual Meeting
of Shareholders to be held on April 26, 1996.

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

         The Company was organized in 1956 under the General Statutes of Connecticut as Suburban Water Service, Inc. and has been engaged in the business of acquiring and operating water companies through controlling stock ownership. In 1975, the Company changed its name to Connecticut Water Service, Inc. after acquiring all of the outstanding Common Stock of CWC. CWC's First Mortgage Bonds are held primarily by institutional investors. The Company is a non-operating company whose income is derived from the earnings on the Common Stock of CWC.

         The profitability of the operations of the water utility industry generally and of CWC (and hence the Company) is largely dependent on the timeliness and adequacy of the rate relief allowed by utility regulatory commissions. In addition, profitability is dependent on numerous factors over which CWC has little or no control, such as the quantity of rainfall and temperature in a given period of time, industrial demand, prevailing rates of interest for short and long-term borrowings, energy rates, and compliance with environmental and water quality regulations. In addition, inflation and other factors beyond the Company's or CWC's control impact the cost of construction, materials and employee costs. See "Business - Financing", "Business - Rates", and "Business -Regulation".

         B. GENERAL DESCRIPTION OF BUSINESS

         The Company, a Connecticut corporation, owns all of the outstanding Common Stock of CWC. Substantially all of the Company's revenues and net income are attributable to the sale and distribution of water by the operating regions of CWC. See "Business - Consolidated Operating Statistics".

         CWC is specially chartered by the General Assembly of the State of Connecticut as a public service company, and the rates and operations of CWC are regulated by the Connecticut Department of Public Utility Control (DPUC). The Company is specifically prohibited from engaging in business or activities which are not regulated by the DPUC. See "Business - Rates" and "Business Regulation".

         CWC has one subsidiary organized in 1969 to assist in the acquisition of real estate. The assets and operations of this subsidiary are not significant.

         CWC supplies water and, in most instances, provides fire protection through three separate operating regions in all or portions of 32 towns in Connecticut. The service areas have an estimated total population of approximately 215,000 based on DPUC population estimates of 3.5 people per average household. During the twelve months ended December 31, 1995, approximately 64% of the Company's consolidated operating revenues were received from residential customers, 12% from commercial customers, 5% from industrial customers, 3% from public authority customers, and 16% from public fire protection and other customers.

         Each of the operating regions serves a separate franchise area. Rates are the same for all regions. The systems of the three operating regions are not physically interconnected.

         The following table sets forth the percentage of the Company's utility plant in service at each of CWC's operating regions as of December 31, 1995:

                                                     Utility Plant
        Regions                                 Dollars          Percent
        -------                              ------------        -------
        Northern                             $ 85,081,000          45%
        Shoreline                              51,726,000          28%
        Naugatuck                              50,100,000          27%
                                             ------------         ----
                                             $186,907,000         100%

         At December 31, 1995, 61,297 customers were served by CWC. At that date, all customers were metered except fire protection customers and 380 customers of the Sound View Water System, acquired in 1995. The Company requires all applicants for new service, other than fire protection, to be metered.

         The Company's principal office is located at 93 West Main Street, Clinton, Connecticut 06413 and its telephone number is 860-669-8636.

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

         WATER SUPPLY

         The estimated minimum dependable yields of sources of water supply for each of the operating regions' transmission and distribution systems, as set forth under "Business - CWC Production Facilities as of December 31, 1995" are in excess of present average daily consumption. Except for requests for voluntary conservation in the summers of 1988 and, in the Shoreline Region only, 1995, no restrictions on water use have been required in the past 21 years.

         Water is secured from both surface and subsurface supplies. In 1995, surface sources provided approximately 54% of the supply, and well supplies provided approximately 46%. Studies are made periodically to determine the supply and distribution needs of the regions. A major study, covering a fifty year planning period required of all water companies supplying 1,000 or more persons, was completed in 1987 and submitted to the Connecticut Department of Pubic Health (DPH) for approval. An updated plan must be prepared every five years or as requested by the DPH. Updated plans for the Collinsville, Thomaston and Terryville Systems in the Naugatuck Region were submitted in 1992. The plan for the Collinsville System was approved in 1993. Plans for the Thomaston and Terryville System were approved in 1995. Plans for the Shoreline Region and the Naugatuck Central System were submitted in 1993 and 1994, respectively. These plans were approved in 1995. A plan for all Northern Region Systems was submitted in 1995. A revision to the Collinsville Plan is scheduled for submission in late 1996.

         See "Business - Construction Program", "Business - Rates" and "Business
- Regulation".

         OPERATING REGIONS

                                    NORTHERN

         The Northern Region is composed of eight separate systems, not interconnected, as listed below:

                                                                      Number of
                                                                      Customers
     System               Towns (or Portions Thereof) Served         at 12/31/95
     ------               ----------------------------------         -----------
Western (including        Suffield, Windsor Locks, East
the former Tolland        Granby, Enfield, East Windsor, South
Aqueduct System)          Windsor, Vernon, Ellington, Tolland             28,194
Somers                    Somers                                             416
Crescent Lake             Enfield                                            156
Stafford Springs          Stafford                                         1,023
Lakewood/Lakeview         Coventry                                           179
Nathan Hale               Coventry                                            40
Llynwood                  Bolton, Vernon                                      74
Reservoir Heights         Vernon                                              22
                                                                          ------
                                                                          30,104
                                                                          ======


         The territory served is primarily residential and commercial with some industry.

         CWC has entered into an agreement with the State of Connecticut, Department of Transportation, pursuant to which CWC operates and maintains, as part of its Western System, the State's water distribution system for Bradley International Airport located in Windsor Locks, Suffield and East Granby, Connecticut.

         The Western System has three emergency standby interconnections with the water system of the Metropolitan District Commission (MDC) (a public water and sewer authority presently serving the City of Hartford and portions of surrounding towns), one in South Windsor and two in Windsor Locks. The Western System also has an emergency interconnection with the water system of the Hazardville Water Company in Enfield. During 1995 an interconnection was completed between the Somers System and the water system of the Hazardville Water Company in Somers. This was initiated to provide water to the Hazardville Water Company to enable it to provide water service to homeowners in the Somers area with wells contaminated with dry cleaning solvents.

         See "Business - Franchises" with respect to proposals that the MDC expand its operations into the Northern Region and that MDC take over CWC's operations in South Windsor.

                                    SHORELINE

         The Shoreline Region is composed of four separate systems, not interconnected, as listed below:

                                                                      Number of
                                                                      Customers
     System               Towns (or Portions Thereof) Served         at 12/31/95
     ------               ----------------------------------         -----------
Guilford                  Guilford, Old Saybrook, Westbrook,
                          Clinton, Madison                                15,546
Chester                   Chester, Deep River, Essex                       2,301
Chester Village
  West                    Chester                                             12
Sound View
(acquired in 1995)        Old Lyme                                           380
                                                                          ------
                                                                          18,239
                                                                          ======


         The territory served is primarily residential with some commercial and industry.

                                    NAUGATUCK

         The Naugatuck Region is composed of four separate systems, not interconnected, as listed below:

                                                                      Number of
                                                                      Customers
     System               Towns (or Portions Thereof) Served         at 12/31/95
     ------               ----------------------------------         -----------
Central                   Naugatuck, City of Waterbury, Beacon
                          Falls, Bethany, Prospect                         8,641
Terryville                Plymouth, Thomaston                              1,934
Thomaston                 Thomaston                                        1,182
Collinsville              Canton, Avon, Burlington                         1,197
                                                                          ------
                                                                          12,954
                                                                          ======


         The territory served is residential and industrial including a municipality which represented approximately 7% of the region's 1995 revenues.

         Water for the Collinsville System is supplied under an agreement with the MDC from treatment facilities drawing from a large surface water reservoir owned by the MDC. See "Item 2. Properties" for a description of this agreement.

Consolidated Operating Statistics

                                                      Year Ended December 31,

                                       1995        1994        1993        1992        1991
                                     -------     -------     -------     -------     -------
Customers (Average)
  Residential Metered                 55,107      54,464      53,988      53,509      53,119
  Commercial Metered                   3,906       3,827       3,797       3,790       3,769
  Industrial Metered                     368         364         366         323         312
  Public Authorities Metered             470         467         466         429         418
  Fire Protection and Other              993         960         941         915         896
                                     -------     -------     -------     -------     -------
        Total                         60,844      60,082      59,558      58,966      58,514
                                     =======     =======     =======     =======     =======

Production (Millions of Gallons)
  Residential Metered Sales            3,988       3,874       3,915       3,734       3,858
  Commercial Metered Sales               934         908         918         921         968
  Industrial Metered Sales               446         460         438         507         570
  Public Authorities Metered Sales       227         179         179         169         160
                                     -------     -------     -------     -------     -------
      Total Metered Consumption        5,595       5,421       5,450       5,331       5,556
  Fire Protection, Company Use
    and Unaccounted For                  777         808         756         692         619
                                     -------     -------     -------     -------     -------
        Total                          6,372       6,229       6,206       6,023       6,175
                                     =======     =======     =======     =======     =======

Operating Revenues (Thousands of
Dollars)
  Residential Metered                $25,345     $24,488     $24,574     $23,541     $23,675
  Commercial Metered                   4,852       4,696       4,745       4,729       4,853
  Industrial Metered                   1,868       1,922       1,851       2,100       2,239
  Public Authorities Metered           1,090         893         903         856         836
  Fire Protection and Other            6,195       6,130       6,058       5,964       5,769
                                     -------     -------     -------     -------     -------
        Total                        $39,350     $38,129     $38,131     $37,190     $37,372
                                     =======     =======     =======     =======     =======

Average Revenue per 1,000 Gallons
  Residential Metered                  $6.36       $6.32       $6.28       $6.30       $6.14
  Commercial Metered                   $5.19       $5.17       $5.17       $5.13       $5.01
  Industrial Metered                   $4.19       $4.18       $4.23       $4.14       $3.93
  Public Authorities Metered           $4.80       $4.99       $5.04       $5.07       $5.23

Miles of Distribution Mains
  (End of Period)                        970         955         950         945         940

         CONSTRUCTION PROGRAM

         The projected capital expenditures of CWC are established annually by management and are reviewed and revised from time to time to the extent necessary to meet changing conditions, including adequacy of rate relief, customer demand, revised construction schedules, water quality requirements, pollution control requirements and inflation.

         The Company currently estimates that CWC's 1996-1998 construction program, excluding plant financed by customer advances and contributions in aid of construction and amounts representing an allowance for funds used during construction (AFUDC), will aggregate approximately $24,290,000 which includes routine improvements to the water system of approximately $4,500,000 each year, approximately $1,050,000 for clean-up of the Reynolds Bridge Well Field (see "Item 3. Legal Proceedings"), and $8,000,000 for construction costs of an interim alternative to construction of a new Rockville Water Treatment Plant
(RWTP), which has been delayed indefinitely. Said alternative involves modifications to the existing RWTP and distribution system. The new RWTP will be constructed when required by increased demand or increased Safe Drinking Water Act (SDWA) requirements.

         The $24,290,000 construction expenditures for 1996 through 1998, mentioned above, include all known costs for studies and construction of facilities to comply with existing SDWA regulations. Construction expenditures which may be required in the future to comply with Federal and State regulations, which have not yet been issued but which are required under the SDWA, are excluded.


         FINANCING

         The Company and CWC expect to finance a significant portion of the anticipated $24,290,000 construction expenditures through 1998 with net funds generated from operations (net cash provided by operating activities less dividends paid). Net funds generated from operations were $6,070,000, $6,220,000 and $6,025,000 for the years 1995, 1994 and 1993, respectively (see Consolidated Statements of Cash Flows for additional information). Construction and other expenditures in excess of net funds generated from operations are expected to be financed through Common Stock issued under the Company's Dividend Reinvestment and Common Stock Purchase Plan (DRIP) and in part financed with short-term interim bank loans which will be refinanced through the sale of Preferred Stock and/or long or medium-term unsecured debt by CWC and/or the Company, and the sale of First Mortgage Bonds by CWC and of Common Stock by the Company when financial market conditions are considered favorable by management. CWC expects to receive the proceeds of any such financings by the Company in the form of advances or capital contributions.

         The Company and CWC currently have lines of credit aggregating $9,000,000, consisting of conventional lines of credit with three banks, which management considers adequate at this time. As of December 31, 1995, the Company had approximately $2,650,000 of borrowings outstanding under these lines of credit.

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

         The Company has no legal restrictions on the issuance of its debt. The ability of CWC to issue additional long or medium-term secured debt to finance future construction expenditures depends in part on meeting the applicable provisions of CWC's First Mortgage Indenture with respect to the coverage of earnings over interest requirements. These provisions require, for the issuance of additional First Mortgage Bonds, minimum earnings coverage before income taxes of two times pro forma annual interest charges on such mortgage debt. The interest coverage under this formula at year end has been: 1995 - 4.29 times interest charges, 1994 - 4.12 times, 1993 - 4.17 times, 1992 - 3.97 times, and 1991 - 5.07 times.

         CWC's coverage of interest charges on all long-term debt at year end has been: 1995 - 4.29 times interest charges, 1994 - 4.12 times, 1993 - 4.17 times, 1992 - 3.56 times, and 1991 - 3.15 times.

                     CWC's Times Coverage of Annual Interest
                            On Long-Term Indebtedness

                                                      Year Ended December 31,

                                       1995        1994        1993        1992        1991
                                     -------     -------     -------     -------     -------
                                                       (Thousands of Dollars)
Utility Operating Income (a)         $10,053      $9,690     $10,018     $10,066     $10,435
Federal and State Income Tax           4,950       4,756       4,673       4,050       3,607
State Income Tax -
Capitalization           (b)            (150)       (150)       (140)       (140)       (120)
                                     -------     -------     -------     -------     -------
Net Operating Earnings               $14,853     $14,296     $14,551     $13,976     $13,922
                                     =======     =======     =======     =======     =======
Annual Interest on First
Mortgage Bonds           (c)         $ 3,460     $ 3,468     $ 3,492     $ 3,524     $ 2,747
                                     =======     =======     =======     =======     =======
Times Interest Coverage  (d)            4.29        4.12        4.17        3.97        5.07
                                     =======     =======     =======     =======     =======
Annual Interest on Unsecured
Promissory Notes         (c)            --          --          --           404       1,669
                                     -------     -------     -------     -------     -------
Annual Interest on Long-Term
Debt                                 $ 3,460     $ 3,468     $ 3,492     $ 3,928     $ 4,416
                                     =======     =======     =======     =======     =======
Times Interest Coverage  (e)            4.29        4.12        4.17        3.56        3.15
                                     =======     =======     =======     =======     =======

(a) Connecticut Water Service, Inc.'s utility operating income for the years 1995 to 1991 is $10,022, $9,655, $9,983, $10,033, and $10,402,
         respectively.

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

         - During August, 1992, CWC issued a $15,000,000, 5.875%, Series R, First Mortgage Bond which secures tax exempt Water Facilities Revenue Refunding Bonds maturing in 2022, the proceeds of which refunded CWC's 8%, $15,000,000, Promissory Note.

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

         - During October, 1993, CWC issued a $8,000,000, 6.65%, Series S, First Mortgage Bond, which secures tax exempt Water Facilities Revenue Refunding Bonds maturing in 2020. The proceeds from this transaction were used to refund CWC's 8.375% (plus 1% Letter of Credit fee), Series N, $8,000,000, First Mortgage Bond.

         - On January 4, 1994, CWC issued a $4,050,000, 6.94%, Series V, First Mortgage Bond, maturing in 2029, the proceeds of which refunded CWC's 9.375%, Series L and 8.5%, Series O, First Mortgage Bonds. During March, 1994, an additional $8,000,000, 6.94% Series V, First Mortgage Bond was issued. The proceeds of this transaction were used to redeem CWC's $5,000,000, 10%, Series P, First Mortgage Bonds as well as all 30,000 shares of CWC's $100 par, 9.5% Preferred Stock.

         The Company has no restriction with respect to the issuance of additional shares of its Preferred Stock.

                   CWC's Times Coverage of Annual Interest and
                        Annual Preferred Stock Dividends
                in Accordance with Articles of General Preference

                                                      Year Ended December 31,

                                       1995        1994        1993        1992        1991
                                     -------     -------     -------     -------     -------
                                                       (Thousands of Dollars)
Utility Operating Income             $10,053     $ 9,690     $10,018     $10,066     $10,435
Other Income             (a)             243         155         193         187         144
                                     -------     -------     -------     -------     -------
  Gross Earnings Available for
  Coverage                           $10,296     $ 9,845     $10,211     $10,253     $10,579
                                     =======     =======     =======     =======     =======
Annual Interest on Funded
Debt                     (b)         $ 3,460     $ 3,468     $ 3,492     $ 3,928     $ 4,416
Annual Dividend on Preferred
Stock                    (c)             --            2         288         294         300
                                     =======     =======     =======     =======     =======
    Total Charges                    $ 3,460     $ 3,470     $ 3,780     $ 4,222     $ 4,716
                                     =======     =======     =======     =======     =======
Times Interest Coverage                 2.97        2.83        2.70        2.43        2.24
                                     =======     =======     =======     =======     =======

(a) Other income, as defined by the Articles of General Preference, includes merchandising and jobbing income, interest and dividend income and miscellaneous rental income less applicable taxes.

(b)      Includes interest on current portion payable.

(c)      Includes dividends on currently redeemable shares.

         The Company's issuance of Common Stock over the past five years are as detailed below. The $7,100,000 net proceeds from these sales were invested in CWC in the form of capital contributions.

         - The Company issued 1,769 shares of Common Stock during 1993, 2,468 shares during 1994, and 2,022 shares during 1995, pursuant to the Company's Employee Savings 401-K Match Plan.

         - The Company issued 2,338 shares of Common Stock during 1992, 3,074 shares during 1993, 4,061 shares during 1994, and 6,369 shares during 1995, pursuant to the Company's Performance Stock Program.

         - The Company issued 43,247 shares of Common Stock during 1991, 37,868 shares during 1992, 33,803 during 1993, 74,053 during 1994, and 87,807 during 1995, pursuant to its DRIP.

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

         In the most recent five years the following rate increases have been put into effect by CWC pursuant to authorization by the DPUC:

                                            Estimated Additional Annual Revenue
                                            -----------------------------------
         Effective Dates                     Requested                  Allowed
         ---------------                     ---------                  -------
             3/25/91                        10,067,000                6,107,948

         The rate increase effective March 25, 1991 was based upon an allowed rate of return of 12.7% on Common Stock equity and 10.74% on rate base. CWC had requested 14% and 11.3% respectively. An historical test year (12 months ended March 31, 1990) was used to establish the original cost rate base which was adjusted for identified facilities which were placed in service by December 31, 1990, but otherwise excluded construction work in progress. The decision disallowed both a proposed adjustment to revenues to reflect declines in sales due to conservation and the requested provision for a Revenue Stabilization Clause to provide for revenues to be lost through customer participation in the Company's residential conservation kit program. The decision did allow recovery of certain of the conservation kit program costs over a two year amortization period.

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

         Under certain circumstances the DPUC, in consultation with the DPH, can order a water company with good managerial and technical resources to acquire the water system of another company to assure the availability and potability of water for customers of the company to be acquired. In 1989 the DPUC promulgated regulations permitting the DPUC to approve a surcharge to be applied to rates charged by water utilities in order to cover the costs incurred to acquire the other system and to make improvements as required. CWC expects to apply for the application of such a surcharge with respect to any mandated water system acquisition. There is no assurance that any other such surcharge will be permitted. Such a surcharge was permitted in 1995 when the DPUC and DPH ordered CWC to acquire the assets and facilities of the Sound View Water Company in Old Lyme.

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

         FRANCHISES AND COMPETITION

         MDC's water rates are substantially lower than those of CWC, primarily because MDC is a tax-exempt entity, generally serving a denser population with older facilities. Legislation was proposed in the Connecticut General Assembly in 1987 which was intended to have the effect of permitting MDC to purchase the water company operations of CWC in South Windsor, a town which is presently served by both MDC and CWC. The Company opposed this legislation vigorously. The Connecticut General Assembly established a Task Force to report on various issues relating to towns served by both a privately-owned water company and a publicly-owned water company. The Task Force voted not to recommend legislation which would authorize such towns to hold referenda on consolidation and empower towns to force an investor-owned water company to sell its water system within that town to a governmentally-owned entity. It is not clear at this time whether such a proposal or similar legislation may be re-introduced and adopted by the Connecticut General Assembly. Further, even if such legislation were adopted, the amount of the compensation to be received by CWC for its assets in South Windsor, or the disposition of any such compensation, cannot be determined at this time. It is also possible that any legislation in this area could be written in a manner which would permit a similar acquisition of CWC's water operations in towns other than South Windsor. The Company has opposed, and will continue to oppose vigorously, any such proposed legislation.

         Legislation was passed in 1994 by the Connecticut General Assembly that required the DPUC to adopt regulations regarding whether the rates that have been charged by a water company for a period of five consecutive years are so excessive in comparison to the rates charged by other water companies providing the same or similar service as to inhibit the economic development of the area serviced by the water company or impose an unreasonable cost to the customers of such company. If the DPUC makes such a finding and also concludes that the water company is unable or unwilling to provide service at a reasonable cost to customers, it may order the provision of such service or revoke the franchise held by such company. In 1995, the DPUC adopted regulations that require a petition on a form provided by the DPUC to be signed by 50% of the residents of a town or other political subdivision served by the company, or by 500 customers of the company, before the DPUC would hold a hearing thereon. CWC believes that, in light of the tax and other advantages of governmentally-owned entities which are not available to the Company, its rates are not excessive and would vigorously oppose any such petition.

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

         It is not possible at this time to assess the likelihood of any legislation being enacted to implement these or similar recommendations or the impact of any such legislation on CWC and the Company, but such impact could be substantial. There can be no assurance that the Connecticut General Assembly will not take action to authorize such a takeover. As of December 31, 1995, CWC's Northern Region, which includes customers in the towns mentioned above, represented 45% of the Company's consolidated utility plant.

         In common with most water companies in Connecticut, CWC derives its rights and franchises to operate from special acts of the Connecticut General Assembly, which are subject to alteration, amendment or repeal by the General Assembly and which do not grant exclusive rights to CWC in its service areas.

         Subject to such power of alteration, amendment or repeal by the Connecticut General Assembly and subject to certain approvals, permits and consents of public authority and others prescribed by statute and by its charter, CWC has, with minor exceptions, valid franchises free from burdensome restrictions and unlimited as to time, and is authorized to sell potable water in the towns (or parts thereof) in which water is now being supplied by CWC.

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

         The Federal Clean Water Act requires permits for discharges of effluents into navigable waters and requires that all discharges of pollutants comply with federally approved state water quality standards. The DEP has adopted, and the federal government has approved, water quality standards of receiving waters. A joint Federal and State permit system has been established to ensure that applicable effluent limitations and water quality standards are met in connection with the construction and operation of facilities which affect or discharge into state or interstate waters. CWC has received all such requisite permits. A new general permit and permit renewal program for water treatment waste water discharges was adopted by DEP in 1995. Although the new program has some stricter monitoring and reporting requirements, the cost to comply with this program is not expected to be substantial.

         In 1984, all CWC's dams were registered with DEP as required under Public Act 83-38. DEP is required to investigate and periodically inspect most registered dams to ensure they are safely maintained. CWC was also subject to the requirements of the National Dam Inspection Act which required the United States Army Corps of Engineers to inspect certain dams. These inspections were completed in 1981 and the Army Corps' participation ended. Six of said dams have been inspected and, although certain modifications and further studies have been required, no material problems with respect to these dams have been reported. While the Company recognizes that a certain degree of risk is attached to CWC's ownership of dams in connection with its water collection system, the Company believes that all of CWC's dams are well maintained and are structurally stable. CWC believes that it will be able to comply with any modifications to its dams that are likely to be required as a result of these six inspections. CWC believes that the future cost of such compliance will be less than $5,000,000. These costs are considered in CWC's projected capital expenditures (see "Construction Program".)

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

                        DEPARTMENT OF PUBLIC HEALTH (DPH)

         CWC is also subject to regulation by the Connecticut DPH with respect to water quality matters. Plans for new water supply systems or enlargement of existing water supply systems also must be submitted to the DPH for approval.

         In 1985 the Connecticut General Assembly enacted comprehensive legislation (the so-called Connecticut Plan) designed to maximize the efficient and effective development of the state's public water supply systems. This legislation authorized DPH to administer procedures designed to coordinate the comprehensive planning of public water systems. The legislation mandates the establishment of public water supply management areas, with each such area having a water utility coordinating committee comprised of representatives of the various public water systems and regional planning agencies in the area. Each such committee is required to establish exclusive service areas for each public water system in the area, after taking into consideration a number of factors including existing water service areas, land use plans, etc., optimum utilization of existing water supplies and existing franchise rights of water companies. DPH is authorized to resolve any disagreements among members of the respective committees. This legislation is intended not only to promote cooperation among various water suppliers in each management area, but also to provide (through DPH's role) for the centralized planning of water supply. In implementing this legislation, DPH has created seven water supply management areas and is in the process of implementing the creation of the appropri ate water utility coordinating committees. The operations of CWC, which cover many areas of the state, fall within five of the seven management areas. CWC is actively involved with the planning process in two of these management areas at this time. The remaining three areas of the Company's interest are expected to begin the planning process within the next several years. It is not possible at this time to predict the impact on the Company of the above described legislation, regulations and procedures, but the Company was an active participant in moving for the adoption of this scheme, and is presently hopeful that such centralized and cooperative planning will have a beneficial impact on its future water supply and water supply operations.

                         SAFE DRINKING WATER ACT (SDWA)

         CWC is subject to regulation of water quality under the SDWA. The SDWA provides for the establishment of uniform minimum national quality standards by the Federal Environmental Protection Agency (EPA), as well as governmental authority to specify the type of treatment process to be used for public drinking water. The EPA regulations, pursuant to the SDWA, set limits, among other things, on certain organic and inorganic chemical contaminants, pesticides, turbidity, microbiological contaminants, and radioactivity. The DPH has adopted regulations which are in some cases more stringent than the Federal regulations.

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

         Although unable to meet the three year timetable required by the SDWA amendments, EPA has actively developed the 83 drinking water standards in six phases. Phase I, volatile organic chemicals, was promulgated in 1987 and initial and continued monitoring of sources has taken place. Phase II, which contains 26 synthetic organic chemicals including pesticides and seven inorganic chemicals, was promulgated in 1991 with initial monitoring for systems serving more than 500 people beginning in 1993. Phase IIB, the aldicarbs, was promulgated in 1992 but implementation is currently delayed by court order. Lead and copper, which were originally included in Phase II, were promulgated in 1991 and monitoring for large systems (serving more than 50,000 people) and medium systems (serving 3,301 to 50,000 people) began in 1992, small system monitoring (serving 3,300 people or less) began in July, 1993. Phase III, radionuclides, including radon, has been proposed but promulgation has been delayed by law and is now expected to be delayed for several more years. Phase IV, the Surface Water Treatment Rule, was promulgated in 1989 and became effective June 29, 1993. Phase V, other synthetic organic chemicals and inorganic chemicals, was promulgated in 1992 and monitoring was implemented at the same time as Phase II. Phase VIA, disinfectants and disinfection by-products, is EPA's first list of 25 additional compounds to be regulated. Phase VIA is scheduled for promulgation in 1996. Phase VIB, additional organic and inorganic compounds, is not presently scheduled.

         The SDWA amendments also require EPA to establish criteria and rules which provide for filtration of surface water supplies and disinfection of all public water supplies. The Surface Water Treatment Rule mandates filtration for surface supplies which do not meet stringent requirements and establishes performance criteria for the operation of filtration plants. This rule also establishes guidelines which may redefine some public water supplies which have traditionally been considered groundwater as surface supplies subject to the provisions of the rule. The Company has tested its groundwater supplies. Determination by the State as to which groundwater supplies are considered to be under the direct influence of surface water, and therefore subject to the Surface Water Treatment Rule, has been completed. Only one system has been so determined as under the influence. That system, consisting of two caisson wells, has been replaced prior to the compliance deadline of January 1, 1996. Connecticut has adopted the Surface Water Treatment Rule into its regulations and does not allow for exceptions to the filtration requirement. The draft Ground Water Disinfection Rule was published in 1992 and is not expected to be proposed for several more years. This rule may require disinfection and increased disinfection contact time to be added to groundwater supplies.

         Through December 31, 1995, the Company has expended approximately $38,900,000 in constructing facilities and conducting aquifer mapping necessary to comply with the requirements of the SDWA. CWC believes that it is in substantial compliance with regulations promulgated by the EPA and DPH, as currently applied, although portions of the costs involved in modifying the RWTP are required to enable CWC to continue to meet SDWA requirements. Connecticut's aquifer protection legislation not only requires aquifer mapping, but also requires DEP, in consultation with DPH and DPUC, to prepare guidelines for acquisition by water companies of lands surrounding public water supply wellfields. The extent to which those guidelines, not yet prepared, might lead to regulations requiring the Company to purchase additional land around its wellfields is not known at this time. The Company anticipates spending an additional $1,800,000 on required aquifer mapping. Although the Company cannot predict either the substance of the regulations required by the 1986 SDWA amendments which have not yet been promulgated or their impact on CWC, the primary impact on CWC is expected to be in the area of increased monitoring and reporting although it is possible that such regulations may require modifications to existing filtration facilities. Construction of new facilities may be required for certain groundwater sources. It is possible that costs of compliance by CWC could be substantial.

                             DISPOSITION OF PROPERTY

         Connecticut law presently imposes the following restrictions upon the disposition of property owned by water companies: (a) no property may be sold or otherwise transferred without the prior approval of the DPUC; (b) the sale, transfer and change in the use of watershed land (lands draining into a public water supply) and certain non-watershed lands which are contiguous to reservoirs and their tributaries are subject to regulation by the DPH; (c) when a water company intends to transfer or dispose of an interest in any present, potential or abandoned water supply source, other water companies which might reasonably be expected to utilize the source are given the opportunity through the DPH to seek to acquire such source; (d) subject to such acquisition opportunities by other water companies as to water supply sources, when a water company intends to transfer or dispose of an interest in three or more contiguous acres of its unimproved real property, the municipality in which such property is located, the State of Connecticut and private, nonprofit land-holding organizations have prior options to acquire such interest in the context of priorities based on intended use, with open space use being favored; (e) if the municipality or the State chooses to exercise its option, and the purchase price cannot be established by agreement, the acquisition may be accomplished by eminent domain
(f) the proceeds from the sale of water company land must generally be reinvested in utility improvements or land necessary to protect water supply sources; and (g) land may be sold only if consistent with the utility's water supply plan. Legislation enacted in 1988 provides that the DPUC use an accounting treatment which equitably allocates between the utility's ratepayers and its stockholders the economic benefits of the net proceeds from the sales of land which has ever been in the utility's rate base. Although CWC has plans to sell various, relatively small, discrete parcels of land over the next several years, CWC has no significant amounts of excess land which it presently expects to sell or otherwise dispose of.

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

         EMPLOYEES

         As of December 31, 1995, CWC employed 163 full-time and part-time employees. The Company has no employees other than its officers, who are also officers of CWC and whose compensation is paid by CWC. All full-time employees of CWC who meet specified age and length of service requirements participate in an Employee's Retirement Plan which is a non-contributory trusteed pension plan and provides for a monthly income for employees at retirement. None of the employees is covered by a collective bargaining agreement. Management believes that its relationship with its employees is satisfactory.

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

                                   Year                           Treatment Capacity
                                Placed in                             (in million
    Filtration Plant            Operation          Region          gallons per day)
    ----------------            ---------          ------         ------------------
Guilford Well                      1965          Shoreline               0.70
Rockville                          1970           Northern               5.00
Westbrook Well                     1975          Shoreline               0.23
Hunt Well Field                    1976           Northern               2.50
MacKenzie                          1980          Shoreline               4.00
Williams                           1981          Shoreline               1.00
Stafford Springs                   1984           Northern               1.00
Reynolds Bridge                    1986          Naugatuck               1.00
Stewart                            1989          Naugatuck               6.00
O'Bready Well                      1994           Northern               0.50

         CWC has an agreement with the MDC, to provide, among other things, the construction, operation and maintenance by MDC of a new filtration plant to supply treated water for substantially all of CWC's Collinsville System, with a capacity of 650,000 gallons per day, and the provision by MDC to CWC's Collinsville System of up to 650,000 gallons per day of water from this plant meeting all applicable Federal and State requirements. CWC has paid 40% of the cost of construction of this plant and pays MDC an appropriate rate for water used by CWC in excess of 400,000 gallons per day. The water treatment plant went into service in December, 1990 following DPH approval.

         As of December 31, 1995, the transmission and distribution systems of CWC consisted of approximately 970 miles of main, of which approximately 40 miles have been laid in the past five years. On that date, approximately 75% of CWC's mains were eight-inch diameter or larger. Substantially all new main installations are cement-lined ductile iron pipe of eight-inch diameter or larger. Approximately 100 miles of the Company's pipelines are asbestos cement.

         From January 1, 1991 through December 31, 1995, CWC added $30,890,000 of gross plant additions (including plant financed by customer advances and contributions in aid of construction, allowance for funds used during construction and expenditures by CWC reimbursed by any other sources), and retired or sold property having a book value of $2,357,000, resulting in net additions during the period of $28,533,000.

               CWC PRODUCTION FACILITIES AS OF DECEMBER 31, 1995

                                                 Total         Dependable        Greatest          1995
                                                Storage        Yield (1)        Avg. Daily      Avg. Daily
                                                Capacity       (thousands        Delivery        Delivery
                                               (thousands      of gallons       (thousands      (thousands
                                              of gallons)       per day)       of gallons)      of gallons)
                                              -----------      ----------      -----------      -----------
Northern Region:
  Western System
    Enfield - East Windsor System Wells                             7,200
    Suffield System Wells                                             200
    South Windsor Wells                                               720
    Ellsworth Wells                                                   100
    Lake Shenipsit                              5,050,000          11,200
    Talcottville Well                                                 300
    Vernon Wells                                                      690
    Windsor Locks Wells                                               300
    Tolland Aqueduct Wells (16)                                        42
                                                                   ------
                                                                   20,752          9,026 (2)       8,347
                                                                   ------          -----           -----
  Somers System Wells                                                 390            120 (7)         120
                                                                   ------          -----           -----

  Crescent Lake System (4)                                         --                 32 (7)          32
                                                                   ------          -----           -----

  Reservoir Heights (6)                                            --                  5 (7)           5
                                                                   ------          -----           -----

  Stafford Springs System
    #4 Reservoir                                   51,000
    #3 Reservoir                                   15,000             700
    #2 Reservoir                                   60,000
                                                                   ------

                                                                      700            629 (8)         515
                                                                   ------          -----           -----

  Llynwood System Wells                                                30             13 (3)          10
                                                                   ------          -----           -----

  Lakewood/Lakeview System Wells                                       49             30 (5)          25
                                                                   ------          -----           -----

  Nathan Hale System Wells                                             20              9 (8)           5
                                                                   ------          -----           -----

Shoreline Region:
  Guilford System
    Killingworth & Kelseytown Reservoirs          273,000           2,300
    Wells                                                           4,540
                                                                   ------
                                                                    6,840          3,676 (9)       3,556
  Chester System                                                   ------          -----           -----
    Upper and Lower Reservoirs                    176,000
    Turkey Hill Reservoir - Haddam                149,000           1,200
    Wilcox Reservoir - Chester                     65,000
    Deuse Pond - Chester                            4,800
    Well                                                              190
                                                                   ------

                                                                    1,390            900 (10)        617
                                                                   ------          -----           -----


   Chester Village West Wells                                          30              9 (7)           9
                                                                   ------          -----           -----

   Sound View System Wells                                            124             41 (7)          41
                                                                   ------          -----           -----

               CWC PRODUCTION FACILITIES AS OF DECEMBER 31, 1995

                                                 Total         Dependable        Greatest          1995
                                                Storage        Yield (1)        Avg. Daily      Avg. Daily
                                                Capacity       (thousands        Delivery        Delivery
                                               (thousands      of gallons       (thousands      (thousands
                                              of gallons)       per day)       of gallons)      of gallons)
                                              -----------      ----------      -----------      -----------
Naugatuck Region:
  Central System
    Long Hill Reservoir                          506,000
    Twitchell Reservoir                            1,000
    Candee Reservoirs (11)                         7,000            3,600
    W. H. Moody Reservoir                        335,000
    Straitsville Reservoir                         7,000
    Mulberry Reservoir                            50,000
    Beacon Valley Brook Supply                   --
    Meshaddock Brook Supply                                           300
    Wells                                                           1,000
                                                                    -----

                                                                    4,900          4,970 (13)       3,018
                                                                    -----          -----            -----
  Terryville System
    Harwinton Ave. Reservoir (11)                 14,800               50
    Wells                                                             910
                                                                    -----
                                                                      960            498 (2)          487
                                                                    -----          -----            -----

  Thomaston System
    Thomaston Reservoir (11)                      93,000              310
    Wells                                                               0
    Waterbury Interconnection (12)                                    864
                                                                    -----

                                                                    1,174            852 (14)         347
                                                                    -----          -----            -----

  Collinsville System
    Water Acquired by Contract (15)                                   650
    Reservoir (distribution)                         100
                                                                    -----          -----            -----

                                                                      650            391 (3)          339
                                                                    -----          -----            -----


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

 (7)   Occurred in 1995

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

(16)   Connected to Northern Region, Western System on August 9, 1995.

ITEM 3. LEGAL PROCEEDINGS

During the latter part of 1992 it was discovered that the CWC's Reynolds Bridge well field in Thomaston, Connecticut, was contaminated with methyl tertiary butyl ether ("MTBE"), a gasoline additive. At this time CWC is implementing an appropriate remediation program to clean up the well site. In 1994 legal action was initiated against the two parties deemed responsible for such contamination in order to obtain recovery of CWC's investigation, clean-up and water treatment and supply costs. The lawsuit is still in the discovery stage. The magnitude of such costs is presently estimated to be $4,500,000, or more, of which approximately $1,850,000 has been incurred at December 31, 1995, and $450,000 is expected to be incurred in 1996. The clean-up process may take ten years or more to complete. The Company has reflected the total estimated clean-up costs as a deferred asset in the accompanying consolidated balance sheets representing costs which management believes will be recoverable from third parties or future rates. A related liability has been recorded representing expected future clean-up costs. CWC is presently purchasing water from a public water supply system to provide service to its customers at normal levels. Based upon existing DPUC precedent, the Company and its legal counsel presently believe that any such costs which are not recovered from third parties should be allowed to be recovered through rates charged for water service and that the ultimate resolution of this matter will not have a material impact on the results of operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4.1 EXECUTIVE OFFICERS OF THE COMPANY

                                                                    Period Held or                  Term of Office
      Name                   Age           Office                   Prior Position                      Expires
----------------             ---       ---------------              --------------                  --------------
M. T. Chiaraluce             53        President and               Held position of                 1996 Annual
                                       Chief Executive             President since                  Meeting
                                       Officer                     January, 1992 and
                                                                   Chief Executive
                                                                   Officer position
                                                                   with the Company
                                                                   since July, 1992

W. F. Guillaume              63        Vice President -            Held current                     1996 Annual
                                       Engineering and             position or other                Meeting
                                       Planning                    executive position
                                                                   with the Company
                                                                   since April, 1970

B. L. Lenz                   56        Vice President -            Held current                     1996 Annual
                                       Finance and                 position or other                Meeting
                                       Accounting and              executive position
                                       Treasurer                   with the Company
                                                                   since March, 1979

J. R. McQueen                53        Vice President -            Held current                     1996 Annual
                                       Customer Service            position or other                Meeting
                                       and Government              management or
                                       Affairs                     engineering
                                                                   position with the
                                                                   Company since
                                                                   October, 1965

K. W. Kells                  52        Vice President -            Held current                     1996 Annual
                                       Design and                  position or other                Meeting
                                       Construction                engineering
                                                                   position with the
                                                                   Company since June,
                                                                   1970

V. F. Susco, Jr.             44        Vice President -            Held current                     1996 Annual
                                       Administration              position or                      Meeting
                                       and Secretary               engineering
                                                                   position with the
                                                                   Company since May,
                                                                   1978

T. P. O'Neill                42        Vice President -            Held current                     1996 Annual
                                       Operations                  position or other                Meeting
                                                                   engineering
                                                                   position with the
                                                                   Company since
                                                                   February, 1980

P. J. Bancroft               46        Assistant                   Held current                     1996 Annual
                                       Treasurer and               position or other                Meeting
                                       Controller                  accounting position
                                                                   with the Company
                                                                   since October, 1979

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

                                                                          Price
                                                              -----------------------------               Dividends
                 Period                                        High                    Low                  Paid
                 ------                                        ----                    ---                ---------
         1995:
              First Quarter                                   $24.75                 $22.75                 $ .42

              Second Quarter                                   25.75                  23.75                   .42

              Third Quarter                                    27.00                  24.75                   .42

              Fourth Quarter                                   28.25                  26.00                   .42

         1994:

              First Quarter                                   $28.00                 $25.00                 $ .41

              Second Quarter                                   26.00                  22.75                   .41

              Third Quarter                                    25.00                  22.75                   .41

              Fourth Quarter                                   24.75                  22.75                   .42

         As of March 1, 1996, there were approximately 6,750 holders of record of the Company's Common Stock.

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

         The income of the Company is derived mainly from earnings on its equity investment in CWC. At December 31, 1995, the retained earnings of CWC aggregated $10,829,000. As a result of dividend restrictions contained in CWC's mortgage indenture and Preferred Stock provisions, the amount of cash dividends payable on CWC's common equity capital out of CWC's retained earnings was limited to $10,579,000.

         The Company has a Dividend Reinvestment and Common Stock Purchase Plan. Under the plan, customers and employees of CWC and holders of Common Stock who elect to participate may automatically reinvest all or specified percentages of their dividends in additional shares of Common Stock (at a price equal to 95% of the average market price for the five days preceding the purchase) and may also make optional cash payments of up to $10,000 per calendar quarter to purchase additional shares of Common Stock at 100% of said average market price. The Company issues authorized but unissued shares of Common Stock to meet the requirements of the plan, and 1,500,000 shares have been registered with the Securities and Exchange Commission for that purpose. Under the plan, approxi mately 743,000 shares had been issued by the Company as of December 31, 1995.

         The Company has a Performance Stock Program that provides for an aggregate maximum of up to 50,000 shares of Common Stock of the Company to be issued as awards of restricted stock to eligible employees of CWC, conditioned on the attainment of performance goals established by the Salary Committee. Under the plan approximately 15,900 shares, 7,400 of which are restricted, had been issued by the Company as of December 31, 1995.

         The Company has an Employee Savings 401-K Match Plan. Under the Plan approximately 6,200 shares of Common Stock had been issued by the Company as of December 31, 1995.

ITEM 6. SELECTED FINANCIAL DATA

(Not covered by Report of Independent Public Accountants)
(Thousands of dollars except where indicated)                                          Years Ended December 31,
                                                                       1995         1994         1993         1992         1991
                                                                    ---------    ---------    ---------    ---------    ---------
INCOME
Operating Revenues                                                    $39,350      $38,129      $38,131      $37,190      $37,372
Operating Expenses                                                    $29,328      $28,474      $28,148      $27,157      $26,970
Operating Income                                                      $10,022      $ 9,655      $ 9,983      $10,033      $10,402
Interest and Debt Expense                                             $ 3,946      $ 3,940      $ 4,338      $ 4,872      $ 5,321
Net Income Applicable to Common Stock                                 $ 6,325      $ 5,842      $ 5,529      $ 5,111      $ 4,839
Weighted Average Common Shares Outstanding                          2,918,417    2,812,456    2,769,347    2,728,573    2,686,337
Earnings Per Average Common Share                                       $2.17        $2.08        $2.00        $1.87        $1.80
Number of Shares Outstanding at Year End                            2,966,757    2,870,559    2,789,977    2,751,331    2,711,125
ROE on Year End Common Equity                                            12.2%        12.2%        12.2%        11.8%        11.7%
Cash Dividends Paid Per Common Share                                    $1.68        $1.65        $1.64        $1.61        $1.60
Dividend Payout Ratio                                                    77.4%        79.3%        82.0%        86.1%        88.9%
Interest Coverage - Long-Term Debt (a)                                    4.3X         4.1X         4.2X         3.5X         3.1X
Effective Federal Income Tax Rate (Percentage of Pre-Tax Income)         38.1%        38.5%        38.3%        36.7%        34.8%
Accumulated Depreciation to Year End Depreciable Plant                  26.37%       25.28%       24.49%       22.85%       21.25%

CASH FLOWS
Dividends to Common Stockholders                                       $4,897       $4,637       $4,539       $4,391       $4,295
Deferred Income Taxes and Investment Tax Credits                       $1,003       $1,080       $  994       $  968       $  963
Depreciation                                                           $3,282       $3,236       $3,194       $3,126       $3,115
Gross Additions to Utility Plant                                       $9,198       $6,514       $5,688       $4,272       $5,218

BALANCE SHEET
Net Utility Plant                                                    $146,536      $40,784     $137,568     $135,697     $135,132
Common Stockholders' Equity                                          $ 51,788      $47,983     $ 45,160     $ 43,138     $ 41,490
Long-Term Debt                                                       $ 54,460      $54,600     $ 51,600     $ 51,600     $ 52,412
Preferred Stock (Consolidated, Excluding Current Maturities)             $772         $772       $3,748       $3,772       $3,869
Total Capitalization                                                 $107,020     $103,355     $100,508     $ 98,510     $ 97,771
Book Value - Per Common Share                                          $17.46       $16.72       $16.19       $15.68       $15.30
Stockholders' Equity (Includes Preferred Stock)                            49%          47%          49%          48%          46%
Long-Term Debt                                                             51%          53%          51%          52%          54%


(a) Interest coverage represents the ratio of utility operating income plus Federal and State income tax to annualized interest expense on outstanding long-term debt.



OPERATING DATA (Thousands of Dollars)
                                                                       1995         1994         1993         1992         1991
                                                                    ---------    ---------    ---------    ---------    ---------
REVENUE CLASS
Residential                                                           $25,345      $24,488      $24,574      $23,541      $23,675
Commercial                                                              4,852        4,696        4,745        4,729        4,823
Industrial                                                              1,868        1,922        1,851        2,100        2,239
Public Authority                                                        1,090          893          903          856          836
Fire Protection                                                         6,129        6,021        5,967        5,881        5,691
Other                                                                      66          109           91           83          108
                                                                    ---------    ---------    ---------    ---------    ---------
Total Operating Revenues                                              $39,350      $38,129      $38,131      $37,190      $37,372
                                                                    =========    =========    =========    =========    =========
Number of Customers (Average)                                          60,844       60,082       59,558       58,966       58,514
Production (Million of Gallons)                                         6,372        6,229        6,206        6,023        6,175
Number of Employees                                                       163          164          168          179          177

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES - During 1995 the Dividend Reinvestment and Common Stock Purchase Plan (DRIP) provided over $2,100,000 of new equity capital increasing the common stock equity component of the Company's capitalization to 48%, up from 46% in 1994.

Utility plant additions were financed through cash provided by operating activities and funds received from others. Seasonal cash requirements were provided through interim bank borrowings.

Interim bank loans payable at year end were approximately at the same level as last year. Management considers the current $9,000,000 line of credit with three banks adequate to finance expected short-term borrowing requirements that may arise from operations during 1996. Interest expense charged on interim bank loans will fluctuate subject to financial market conditions experienced during the year.

A 12.7% return on average common equity was achieved in 1995, up from 12.5% in 1994. 1995 was the third consecutive year that interest coverage, the ratio of utility operating income plus Federal and State income taxes to annualized interest expense on outstanding long-term debt, exceeded 4.0 times coverage.

RATE RELIEF AND INFLATION - The Subsidiary's last rate increase was effective March 25, 1991. That rate decision included a 12.7% allowed return on common equity and a 10.74% allowed return on rate base. Future economic and financial market conditions, coupled with governmental regulations and fiscal policy, plus other factors which are unpredictable and often beyond the control of the Company, will influence when future rate relief will be required. Construction expenditures mandated to comply with the amendments to the Safe Drinking Water Act (SDWA) will, when and if required, also affect water rates charged to customers.

A Construction Work in Progress (CWIP) rate surcharge calculated at the utility's last allowed return on rate base, applied to 90% of the construction costs for new facilities mandated by the SDWA, is available to provide a cash return on the Subsidiary's investment in SDWA mandated utility plant. The Subsidiary has collected a CWIP surcharge in the past and expects to receive approval of a similar surcharge with respect to any future significant SDWA projects. At this time management is not aware of any significant construction expenditures for new facilities presently mandated by the SDWA.

Construction of a new Rockville Water Treatment Plant presently estimated to cost approximately $30,000,000, previously reported to begin in 1997, has been delayed indefinitely. Instead, the existing water treatment plant will be refurbished in conjunction with related water distribution system improvements at an estimated cost of $8,000,000 over the next three years. The new Plant will be constructed when required by increased demand or increased SDWA requirements.

The Department of Public Utility Control (DPUC ) is authorized to approve an acquisition surcharge when it determines, in consultation with the Department of Public Health (DPH), that a distressed water system should, or must, be acquired by a investor owned water company so as to assure the availability and potability of water and the provision of water at adequate volume and pressure to the customers served by the distressed water system. This surcharge is based on the acquisition costs and construction improvements necessary to rehabilitate the acquired water company's system and may be calculated in a manner similar to the CWIP surcharge. The Subsidiary had requested approval of such an acquisition surcharge in connection with the acquisition of the Sound View Water Company System, mandated by the DPUC in 1995. The Company received approval of a modified surcharge. (For more information see Outlook for 1996.) The Company intends to apply for approval of an acquisition surcharge with respect to any other mandated water company acquisitions, although there is no assurance that the DPUC will permit such a surcharge.

The Company, like all other businesses, is affected by inflation, most notably by the continually increasing costs required to maintain, improve, and expand its service capability. The cumulative effect of inflation results in significantly higher facility replacement costs which must be recovered from future cash flow. The ability of the Company to recover this increased investment in facilities is dependent upon future revenue increases which are subject to approval by the DPUC.

Management does not presently plan to petition the DPUC for an increase in permanent rates or to implement a CWIP surcharge in 1996.

OUTLOOK FOR 1996 - The Company's profitability is primarily attributable to the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations throughout the year and particularly during the summer months when water demand will vary with rainfall and temperature levels.

The Board of Directors has approved a $8,540,000 construction budget for 1996. Funds provided by operating activities, given normal weather patterns and related operating revenue billings, are expected to finance approximately 75% of this construction program. Refer to Note 13, Utility Plant and Construction Program, in Notes to Consolidated Financial Statements for additional discussion of the Subsidiary's future construction program. The remainder of the construction program is expected to be financed through new equity capital from the DRIP and, if necessary, interim bank loans.

The DPUC mandated the Subsidiary's takeover of the Sound View Water Company water system in 1995. Improvements to this water system over the next two years are estimated to cost $1,500,000. The DPUC decision on this matter approved an acquisition surcharge to be charged to the approximate 400 former customers of Sound View through 1998 and recognition of capital costs to finance the improvements in a manner similar to AFUDC until the Subsidiary's next change in permanent rates.

Through December 31, 1995, the Company has expended almost $1,850,000 in its effort to remediate the Reynolds Bridge Well Field (RBWF) contaminated with MTBE, a gasoline additive. These costs have been deferred. Additional expenditures of approximately $450,000 related to this remediation effort are expected to be incurred in 1996, and will also be deferred as management expects that these costs and future related costs will be recovered from the responsible parties, or through rates charged to customers. Refer to Note 12, Recoverable Clean-Up Costs, for additional discussion of RBWF clean-up costs.


RESULTS OF OPERATIONS - 1995 COMPARED WITH 1994

         1995 net income applicable to common stock increased from that of 1994 by $483,000, or $.09 per average common share, on an increased number of average common shares as a result of a $1,221,000 increase in operating revenues, a $854,000 increase in operating expense, a $122,000 increase in other income and deductions, and a $6,000 increase in interest and debt expense.

         Operating revenues increased by 3.2% primarily due to the higher residential, commercial, and public authority consumption in 1995 reflecting the hot and dry summer.

         Operating expenses increased by 3.0%. The increased expenses included $225,000 for gross earnings and income taxes related to the higher revenues and taxable income, $72,000 for depreciation expense related to increased plant in service, $56,000 for maintenance expenses, $287,000 for employee fringe benefit costs related to increases in certain postretirement benefits, as well as increases in medical and welfare costs, $117,000 for power and chemical costs related primarily to the higher volume of water sold, and a $67,000 net increase in other costs.

         The increase in other income is primarily due to a reduction in preferred stock dividends accomplished by the refinancing of the 9.5% Series Cumulative Preferred Stock of the Subsidiary in March, 1994.


1994 COMPARED WITH 1993 - Net income applicable to common stock for 1994 increased from that of 1993 by $313,000, or $.08 per average common share on an increased number of common shares outstanding providing a 12.2% return on year end common equity for the second consecutive year.

This improvement to net income resulted from a $398,000 decrease in interest and debt expense, a $217,000 decline in preferred stock dividends of the Subsidiary, and a $26,000 increase in other income and deductions, partially offset by a $328,000 decrease in operating income.

The decrease in interest and debt expense and preferred dividends is primarily due to the refinancing in 1994 of 10%, 9.375%, and 8.5% First Mortgage Bonds and a 9.5% Preferred Stock issue with the proceeds of the Subsidiary's 6.94% First Mortgage Bonds, in addition to the interest savings from the refinancings completed in 1993. The increase in other income and deductions is primarily due to increased Allowance For Funds Used During Construction.

Operating revenues were virtually the same as the prior year. In 1993 the Subsidiary experienced an unusually hot and dry summer that increased residential customers' water consumption. In 1994 residential and commercial consumption both dropped 1% from 1993 levels while industrial consumption increased 5%. Fire protection and other revenues also increased by approximately $75,000.

Details of the $326,000, or 1.2% increase in operating expense includes the following:

Increase in expenses:

- Maintenance Expense - The expense savings from the debt refinancings provided an opportunity to implement planned preventative maintenance
         and non-critical repairs to our utility plant                 $177,000

- Income Taxes - Higher taxable income is the primary reason for this increase. Refer to Notes 2 and 3, Federal Income Tax and Connecticut Corporation Business Tax Expense, in Notes to Consolidated Financial
         Statements                                                    $ 83,000

- Operation Expense - These expenses increased in total only 1/2% from the prior year. Cost reduction and efficiencies offset the 4% average
         wage increase granted to employees                            $ 65,000

-        Depreciation Expense - Primarily due to utility plant placed in service
         during 1994 and 1993                                          $ 49,000

- Payroll Taxes - Reflects the increase in FICA, Medicare, and State Unemployment taxable wage bases and a higher State Unemployment tax
         rate                                                          $ 23,000

Decrease in expenses:

-        Municipal Taxes - Reflects lower assessed valuations following
         revaluation in several towns                                  $ 71,000

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:

We have audited the accompanying consolidated balance sheets of Connecticut Water Service, Inc. (a Connecticut corporation) and Subsidiary as of December 31, 1995, 1994 and 1993, and the related consolidated statements of income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. and Subsidiary as of December 31, 1995, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP


Hartford, Connecticut
February 14, 1996

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                       December 31,
                                                           1995           1994           1993
                                                         --------------------------------------
ASSETS
                                                                  (Thousands of dollars)
Utility Plant
  Utility Plant                                          $186,907       $181,079       $176,308
  Construction Work in Progress                             6,399          3,369          2,596
  Utility Plant Acquisition Adjustments                    (1,206)        (1,206)        (1,206)
                                                         --------------------------------------
                                                          192,100        183,242        177,698
  Accumulated Provision for Depreciation                  (45,564)       (42,458)       (40,130)
                                                         --------------------------------------
    Net Utility Plant                                     146,536        140,784        137,568
                                                         --------------------------------------
Investments
  Unconsolidated Subsidiary at Underlying Equity               35             35             35
  Other                                                     1,061            846            727
                                                         --------------------------------------
      Total Investments                                     1,096            881            762
                                                         --------------------------------------
Current Assets
  Cash                                                        124             18             44
  Accounts Receivable (Less Allowance,
    1995 - $164; 1994 - $149; 1993 - $166)                  3,987          3,599          3,425
  Accrued Unbilled Revenues                                 2,814          2,800          2,798
  Materials and Supplies, at Average Cost                     588            651            681
  Prepayments and Other Current Assets                        116            864            255
                                                         --------------------------------------
      Total Current Assets                                  7,629          7,932          7,203
                                                         --------------------------------------
Deferred Charges
  Unamortized Debt Issuance Expense                         5,399          5,587          5,111
  Costs Recoverable Through Future Rates:
    Income Taxes                                            9,000          9,200         10,000
    Postretirement Benefits Other Than Pension                932            757            640
  Recoverable Clean-Up Costs                                4,500          4,700            912
  Prepaid Income Taxes on Contributions in
    Aid of Construction                                       530            450            439
  Other Costs                                                 837            950            445
                                                         --------------------------------------
      Total Deferred Charges                               21,198         21,644         17,547
                                                         --------------------------------------
       Total Assets                                      $176,459       $171,241       $163,080
                                                         ======================================

   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                         December 31,
                                                  1995       1994        1993
                                               ---------------------------------
CAPITALIZATION AND LIABILITIES
                                                    (Thousands of dollars)
Capitalization
  Common Stockholders' Equity:
    Common Stock                               $ 41,320    $ 38,943    $ 37,068
    Retained Earnings                            10,468       9,040       8,092
  Preferred Stock                                   772         772         772
  Preferred Stock with Mandatory
    Redemption Provisions                            --          --       2,976
  Long-Term Debt                                 54,460      54,600      51,600
                                               --------------------------------
     Total Capitalization                       107,020     103,355     100,508
                                               --------------------------------
Current Liabilities
  Interim Bank Loans Payable                      2,646       2,700       3,950
  Current Portion of Preferred Stock                 --          30          30
  Accounts Payable                                4,609       4,219       2,574
  Accrued Taxes                                   1,530       1,810       1,466
  Accrued Interest                                1,249       1,250       1,196
  Current Portion of Accrued Clean-Up Costs         450         500          --
  Other                                           1,826       1,544       1,263
                                               --------------------------------
     Total Current Liabilities                   12,310      12,053      10,479
                                               --------------------------------
Accrued Clean-Up Costs                            2,212       2,811          --
                                               --------------------------------
Advances for Construction                        12,610      12,099      11,584
                                               --------------------------------
Contributions in Aid of Construction             18,551      18,145      18,128
                                               --------------------------------
Deferred Federal Income Taxes                    11,608      10,547       9,408
                                               --------------------------------
Unfunded Future Income Taxes                      9,000       9,200      10,000
                                               --------------------------------
Unfunded Postretirement Benefits
 Other Than Pension                                 932         757         640
                                               --------------------------------
Unamortized Investment Tax Credits                2,216       2,274       2,333
                                               --------------------------------
     Total Capitalization and Liabilities      $176,459    $171,241    $163,080
                                               =================================




   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                   For the Years Ended December 31,
                                                    1995         1994         1993
                                                  ----------------------------------
                                                (In thousands except per share amounts)

Operating Revenues                                $ 39,350     $ 38,129     $ 38,131
                                                  ----------------------------------
Operating Expenses
  Operation                                         13,404       12,929       12,864
  Maintenance                                        2,026        1,970        1,793
  Depreciation                                       3,158        3,086        3,037
  Federal Income Taxes                               3,925        3,769        3,710
  Connecticut Corporation Business Taxes             1,025          987          963
  Taxes Other Than Income Taxes                      5,790        5,733        5,781
                                                  ----------------------------------
    Total Operating Expenses                        29,328       28,474       28,148
                                                  ----------------------------------
Utility Operating Income                            10,022        9,655        9,983
                                                  ----------------------------------
Other Income (Deductions)
  Interest                                             156          100          105
  Allowance for Funds Used During Construction          52           89           71
  Preferred Stock Dividends of Subsidiary               --          (73)        (290)
  Other                                                112           23          (29)
  Taxes on Other Income                                (33)          26           65
                                                  ----------------------------------
    Total Other Income (Deductions)                    287          165          (78)
                                                  ----------------------------------
Interest and Debt Expenses
  Interest on Long-Term Debt                         3,462        3,457        3,855
  Other Interest Charges                               296          295          273
  Amortization of Debt Expense                         188          188          210
                                                  ----------------------------------
    Total Interest and Debt Expenses                 3,946        3,940        4,338
                                                  ----------------------------------

Net Income Before Preferred Dividends                6,363        5,880        5,567
Preferred Stock Dividend Requirement                    38           38           38
                                                  ----------------------------------
Net Income Applicable to Common Stockholders      $  6,325     $  5,842     $  5,529
                                                  ==================================
Weighted Average Common Shares Outstanding           2,918        2,812        2,769
                                                  ==================================
Earnings Per Average Common Share                    $2.17        $2.08        $2.00
                                                  ==================================


   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       For the Years Ended December 31,
                                                        1995         1994         1993
                                                      ----------------------------------
                                                            (Thousands of dollars)
Operating Activities:
  Net Income Before Preferred Dividends
   of Parent                                          $  6,363     $  5,880     $  5,567
                                                      ----------------------------------
  Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
   Depreciation (including $124 in 1995,
    $150 in 1994 and $157 in 1993
    charged to other accounts)                           3,282        3,236        3,194
  Change in Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable
     and Accrued Unbilled Revenues                        (403)        (176)         479
   (Increase) Decrease in Other Current Assets             811         (579)         214
   (Increase) Decrease in Other Non-Current Items         (442)        (870)        (570)
   Increase (Decrease) in Accounts Payable,
    Accrued Expenses and Other Current Liabilities         391        2,324          724
   Increase (Decrease) in Deferred Income Taxes
    and Investment Tax Credits, Net                      1,003        1,080          994
                                                      ----------------------------------
    Total Adjustments                                    4,642        5,015        5,035
                                                      ----------------------------------
     Net Cash Provided by Operating Activities          11,005       10,895       10,602
                                                      ----------------------------------
Investing Activities:
  Gross Additions to Utility Plant (including
   Allowance for Funds Used During Construction
   of $52 in 1995, $89 in 1994 and $71 in 1993)         (9,198)      (6,514)      (5,688)
                                                      ----------------------------------
Financing Activities:
  Proceeds from Interim Bank Loans                       2,646        2,700        3,950
  Repayment of Interim Bank Loans                       (2,700)      (3,950)      (4,983)
  Proceeds from Issuance of Long-Term Debt                  --       12,050       17,550
  Reduction of Long-Term Debt Including
   Current Portion                                        (140)      (9,050)     (17,700)
  Proceeds from Issuance of Common Stock                 2,410        1,908        1,032
  Retirement of Preferred Stock                            (30)      (3,030)        (102)
  Charges Related to Redemption of Subsidiary's
   9.5% Series Preferred Stock                              --         (257)          --
  Advances, Contributions and Funds From
   Others for Construction, Net                          1,081          594          906
  Costs Incurred to Issue Long-Term Debt,
   Preferred Stock, and Common Stock                       (33)        (697)      (1,006)
  Cash Dividends Paid                                   (4,935)      (4,675)      (4,577)
                                                      ----------------------------------
     Net Cash Provided by (Used in)
      Financing Activities                              (1,701)      (4,407)      (4,930)
                                                      ----------------------------------
Net Increase (Decrease) in Cash                            106          (26)         (16)
Cash at Beginning of Year                                   18           44           60
                                                      ----------------------------------
Cash at End of Year                                   $    124     $     18     $     44
                                                      ==================================
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)             $  3,759     $  3,698     $  4,189
    State and Federal Income Taxes                    $  4,635     $  3,480     $  3,945


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

DEPRECIATION - Depreciation is computed on a straight line basis at various rates, approved by the DPUC, estimated to be sufficient to provide for the recovery of the investment in utility plant over its useful life. Water treatment facilities are depreciated using a 2.5% composite rate, while most other utility plant is depreciated at a composite rate of 1.64%. The depreciation rates, based on the average balance of depreciable property, were 1.9% for 1995, 1994 and 1993.

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

INCOME TAXES - Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the use of the liability method in accounting for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. To the extent such income taxes increase or decrease future rates, an offsetting regulatory asset and liability have been recorded in the accompanying consolidated balance sheets.

The Company believes that all deferred income tax assets will be realized in the future. Approximately $1,000,000 and $1,500,000, respectively, of the December 31, 1995 and 1994 unfunded future income taxes is related to deferred Federal income taxes. The remaining $8,000,000 and $7,700,000, respectively, of the unfunded future income taxes on the consolidated balance sheet at December 31, 1995 and 1994, is related to deferred State income taxes.

Deferred Federal income taxes consists primarily of amounts that have been provided for Federal investment tax credits and accelerated depreciation subsequent to 1981, as required by Federal income tax regulations. Deferred taxes have also been provided for temporary differences in the recognition of certain expenses for tax and financial statement purposes as allowed by DPUC ratemaking policies.

Connecticut Corporation Business Taxes has been reflected using the flow-through method of accounting for all tax accounting timing differences in accordance with required DPUC ratemaking policies.

MUNICIPAL TAXES - Municipal taxes are expensed over the 12 month period beginning on July 1 following the lien date, corresponding with the period in which the municipal services are provided.

OTHER DEFERRED COSTS - In accordance with DPUC ratemaking procedures, costs which benefit future periods, such as tank painting, are expensed over the periods they benefit.

UNAMORTIZED DEBT ISSUANCE EXPENSE - The issuance costs of long-term debt, including the remaining balance of issuance costs on long-term debt issues that have been refinanced prior to maturity and related call premiums, are amortized over the respective lives of the outstanding debt, as approved by the DPUC.


NOTE 2:
FEDERAL INCOME TAX EXPENSE

The following is an analysis of the consolidated Federal income tax provision and a reconciliation of the consolidated expected Federal income tax, at the statutory Federal income tax rate, to the actual tax expense:

                                                             1995             1994            1993
                                                            ---------------------------------------
                                                                    (Thousands of dollars)
Charged to Operations:
   Current Provision                                        $ 2,853          $2,563          $2,581
                                                            ---------------------------------------
   Deferred Tax:
       Investment Tax Credit - Amortization                     (20)            (18)            (19)
       Capitalized Interest - Net                                24              24              28
       Depreciation - Net                                     1,037           1,115           1,025
       Advances and CIAC - Net                                   31              85              95
                                                            ---------------------------------------
           Total Deferred Tax                                 1,072           1,206           1,129
                                                            ---------------------------------------
           Total Charged to Operations                        3,925           3,769           3,710
                                                            ---------------------------------------
Charged to Other Income:
   Current Provision                                             27               --            (30)
   Deferred Investment Tax Credit -  Amortization               (40)            (39)            (40)
                                                            ---------------------------------------
           Total Charged to Other Income                        (13)            (39)            (70)
                                                            ---------------------------------------
              Total Federal Income Tax Expense              $ 3,912          $3,730          $3,640
                                                            =======================================

Pre-Tax Income Before Preferred Stock Dividends
   of Subsidiary                                            $10,275          $9,683          $9,497
                                                            =======================================
Computed Tax Expense at 34%                                 $ 3,494          $3,292          $3,229
Increase (Reduction) in Taxes Resulting From
   "Flow Through" Accounting for:
       Excess of Book Over Tax Depreciation                     165             163             156
       Property Taxes Deducted For Tax Less
           Than Expense Per Books                                --              74             181
       Issuance Expense of Refunded Debt Issues
           Deducted for Tax Less Than (in Excess of)
           Expense Per Books                                     17             (27)            (85)
       Pension Costs Deducted for Tax Less Than
           (in Excess of) Expense Per Books                     112             149             121
       Other                                                    124              79              38
                                                            ---------------------------------------
              Total Federal Income Tax Expense              $ 3,912          $3,730          $3,640
                                                            =======================================
Effective Tax Rate (% of Pre-Tax Income)                       38.1%           38.5%           38.3%
                                                            =======================================

NOTE 3:
CONNECTICUT CORPORATION BUSINESS TAX EXPENSE

The following is an analysis of the consolidated Connecticut Corporation Business Tax expense and a reconciliation of the consolidated expected tax at the statutory rate to the actual tax expense:

                                                    1995        1994         1993
                                                   --------------------------------
                                                        (Thousands of dollars)
Charged to Operations:
   Current Provision                               $ 1,025      $  987      $   963
Charged to Other Income:
   Current Provision                                    10          --          (12)
                                                   --------------------------------
       Total Connecticut Corporation Business
           Tax Expense                             $ 1,035      $  987      $   951
                                                   ================================
Pre-Tax Income Before Preferred Stock Dividends
   of Subsidiary                                   $11,310     $10,670      $10,448
                                                   ================================
Computed Tax Expense at 11.25%                     $ 1,272      $   --      $    --
Computed Tax Expense at 11.5%                           --       1,227        1,202
Increase (Reduction) in Taxes Resulting From
   "Flow Through" Accounting for:
   Excess of Tax Over Book Depreciation               (347)       (367)        (348)
   Other Timing Differences                            110         127           97
                                                   --------------------------------
       Total Connecticut Corporation Business
           Tax Expense                             $ 1,035      $  987      $   951
                                                   ================================
Effective Tax Rate (% of Pre-Tax Income)               9.2%        9.3%         9.1%
                                                   ================================

NOTE 4:
COMMON STOCK

The Company has 7,500,000 authorized shares of common stock, no par value. A summary of the changes in the common stock accounts for the period January 1, 1993 through December 31, 1995, appears below:

                                                                      Common Stock
                                                     -----------------------------------------------------
                                                                    Issuance
                                                      Shares         Amount       Expense          Total
                                                     ----------------------------------------------------
                                                          (Thousands of dollars except share amounts)
Balance January 1, 1993                              2,751,331      $37,186       $(1,150)        $36,036

   Stock issued through Dividend
       Reinvestment Plan                                33,803          916             --            916
   Stock issued through Performance
       Stock Program                                     3,074           66             --             66
   Stock issued to Employee Savings
       401-K Match Plan                                  1,769           50             --             50
                                                     ----------------------------------------------------
Balance, December 31, 1993                           2,789,977       38,218        (1,150)         37,068

   Stock issued through Dividend
       Reinvestment Plan (1)                            74,053        1,728           (33)          1,695
   Stock issued through Performance
       Stock Program                                     4,061          120             --            120
   Stock issued to Employee Savings
       401-K Match Plan                                  2,468           60             --             60
                                                     ----------------------------------------------------

Balance, December 31, 1994                           2,870,559       40,126        (1,183)         38,943

   Stock issued through Dividend
       Reinvestment Plan (1)                            87,807        2,199           (33)          2,166
   Stock issued through Performance
       Stock Program                                     6,369          160             --            160
   Stock issued to Employee Savings
       401-K Match Plan                                  2,022           51             --             51
                                                     -----------------------------------------------------

Balance, December 31, 1995 (2)                       2,966,757      $42,536       $(1,216)        $41,320
                                                     ====================================================

(1) Includes approximately 33,000 and 36,000 shares for 1994 and 1995, respectively, issued through the Customer Stock Purchase Plan, a 1994 amendment to the Dividend Reinvestment Plan.

(2)    Includes 7,340 restricted shares issued through the Performance Stock
       Program.

NOTE 5:
ANALYSIS OF RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 1993 through December 31, 1995, appears below:

                                                             1995            1994             1993
                                                           ---------------------------------------
                                                                  (Thousands of dollars)
Balance at Beginning of Year                               $ 9,040         $ 8,092         $ 7,102
Income Before Preferred Stock Dividends
   of Company                                                6,363           5,880           5,567
                                                           ---------------------------------------
                                                            15,403          13,972          12,669
                                                           ---------------------------------------
Charges Related to Redemption of Subsidiary's
   9.5% Series Preferred Stock                                  --             257              --
                                                           ---------------------------------------
Dividends Declared:
   Cumulative Preferred, Series A, $.80 Per Share               12              12              12
   Cumulative Preferred, Series $.90, $.90 Per Share            26              26              26

   Common Stock:
       1995 $1.68 Per Share                                  4,897              --              --
       1994 $1.65 Per Share                                     --           4,637              --
       1993 $1.64 Per Share                                     --              --           4,539
                                                           ---------------------------------------

                                                             4,935           4,675           4,577
                                                           ---------------------------------------

Balance at End of Year                                     $10,468         $ 9,040         $ 8,092
                                                           =======================================


NOTE 6:
COMMON STOCK RIGHTS PLAN

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


NOTE 7:
RESTRICTIONS ON DIVIDENDS

The Company may not pay any dividends on its Common Stock unless full cumulative dividends to the preceding dividend date for all outstanding shares of Preferred Stock of the Company have been paid or set aside for payment. All such preferred stock dividends have been paid.

The income of the Company is derived mainly from the earnings of its Subsidiary. At December 31, 1995, the retained earnings of the Subsidiary aggregated $10,829,000. Restrictions contained in the Subsidiary's mortgage indenture limit the amount of cash dividends payable on the Subsidiary's Common Stock to $10,579,000.

NOTE 8:
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments.

CASH - The carrying amount approximates fair value.

FIRST MORTGAGE BONDS - The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.

As of December 31, 1995 and 1994, the estimated fair value of the Company's long-term debt was $58,400,000 and $47,600,000, respectively, as compared to the carrying amounts of $54,460,000 and $54,600,000, respectively.

The fair values shown above have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments" and do not purport to represent the amounts at which those obligations would be settled.


NOTE 9:
LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following:

                                                              1995           1994            1993
                                                            ---------------------------------------
                                                                      (Thousand of Dollars)
The Connecticut Water Company First Mortgage Bonds:
   9.375%  Series L, Due 1997                               $    --         $    --         $ 1,800
   8.5%    Series 0, Due 1999                                    --              --           2,250
   10%     Series P, Due 2004                                    --              --           5,000
   6.9%    Series Q, Due 2021                                10,000          10,000          10,000
   5.875%  Series R, Due 2022                                14,860          15,000          15,000
   6.65%   Series S, Due 2020                                 8,000           8,000           8,000
   5.75%   Series T, Due 2028                                 5,000           5,000           5,000
   5.3%    Series U, Due 2028                                 4,550           4,550           4,550
   6.94%   Series V, Due 2029                                12,050          12,050              --
                                                            ---------------------------------------
       Total Long-Term Debt                                 $54,460         $54,600         $51,600
                                                            =======================================


Substantially all utility plant is pledged as collateral for the Subsidiary's long-term debt.

There are no mandatory sinking fund payments required on the outstanding First Mortgage Bonds at December 31, 1995. However, the Series Q and R First Mortgage Bonds provide for an estate redemption right whereby the estate of deceased bondholders or surviving joint owners may submit bonds to the Trustee for redemption at par subject to a $25,000 per individual holder and a 3% annual aggregate limitation.

NOTE 10:
PREFERRED STOCK

Preferred Stock at December 31, consisted of the following:

                                                                   1995            1994           1993
                                                                   -----------------------------------
                                                                          (Thousands of dollars)
Cumulative Preferred Stock of Connecticut
   Water Service, Inc.
       Series A Voting, $20 Par Value; Authorized
        Issued and Outstanding 15,000 Shares                       $300            $300           $300
       Series $.90 Non-Voting, $16 Par Value;
           Authorized 50,000 Shares, Issued and
           Outstanding 29,499 Shares                                472             472            472
                                                                   -----------------------------------
              Total Preferred Stock of Connecticut
                Water Service, Inc.                                $772            $772           $772
                                                                   ===================================

Cumulative Preferred Stock of The Connecticut
   Water Company, With Mandatory Redemption
   Provisions, Voting $100 Par Value:
   Authorized 50,000 Shares, Issued and Outstanding:
       Series 4.75%                                                $ --            $ 30        $    60
       Series 9.5%                                                   --              --          3,000
       Stock Issuance Expense                                        --              --            (54)
                                                                   -----------------------------------
                                                                     --              30          3,006
       Less Current Portion of Preferred Stock                       --              30             30
                                                                   -----------------------------------
              Total Preferred Stock of The Connecticut
                Water Company                                      $ --           $  --         $2,976
                                                                   ===================================

All or any part of any series of either class of the Company's issued Preferred Stock may be called for redemption by the Company at any time. The per share redemption prices of the Series A and Series $.90 Preferred Stock, if called by the Company, are $21.00 and $16.00, respectively.

The Company is authorized to issue 400,000 shares of an additional class of Preferred Stock, $25 par value, the general preferences, voting powers, restrictions and qualifications of which are similar to the Company's existing Preferred Stock. No shares of the $25 par value Preferred Stock have been issued.

The Company is also authorized to issue 1,000,000 shares of $1 par value preference stock, junior to the Company's existing Preferred Stock in rights to dividends and upon liquidation of the Company. No shares of the preference stock have been issued.

In 1995, the remaining balance of the 4.75% Series Preferred Stock were redeemed in accordance with the sinking fund provisions.

NOTE 11:
BANK LINES OF CREDIT

A $9,000,000 line of credit is provided by three banks. Bank commitment fees of approximately $12,000, $14,000, and $20,000 were paid in 1995, 1994, and 1993, respectively, on the lines of credit.

At December 31, 1995, 1994, and 1993, the weighted average interest rates on short-term borrowings outstanding were 6.02%, 6.32%, and 3.38%, respectively.

NOTE 12:
RECOVERABLE CLEAN-UP COSTS

During the latter part of 1992 it was discovered that the Subsidiary's Reynolds Bridge well field in Thomaston, Connecticut, was contaminated with methyl tertiary butyl ether (MTBE), a gasoline additive. At this time the Subsidiary is implementing an appropriate remediation program to clean up the well site. In 1994, legal action was initiated by the Company against the two parties deemed responsible for such contamination in order to obtain recovery of the Subsidiary's investigation, clean-up and water treatment and supply costs. The lawsuit is still in the discovery stage. The magnitude of such costs is presently estimated to be $4,500,000, or more, of which approximately $1,850,000 has been incurred at December 31, 1995, and $450,000 is expected to be incurred in 1996. The clean-up process may take ten years or more to complete. The Company has reflected the total estimated clean-up costs as a deferred asset in the accompanying consolidated balance sheets representing costs which management believes will be recoverable from third parties or through future rates. A related liability has been recorded representing expected future clean-up costs. The Subsidiary is presently purchasing water from a public water supply system to provide service to its customers at normal levels. The Company and its legal counsel presently believe that any such costs which are not recovered from third parties should be allowed to be recovered through rates charged for water service and that the ultimate resolution of this matter will not have a material impact on the results of operations or financial condition of the Company.


NOTE 13:
UTILITY PLANT AND CONSTRUCTION PROGRAM

The components of utility plant and equipment at December 31, are as follows:

                                                    1995            1994            1993
                                                  ----------------------------------------
                                                            (Thousands of dollars)

Source of Supply                                  $ 15,197        $ 14,814        $ 13,562
Pumping                                             10,351          10,039           9,980
Water Treatment                                     35,023          35,147          35,335
Transmission and Distribution                      114,901         110,425         108,127
General (including intangible)                       9,259           8,726           8,747
Held for Future Use                                  2,176           1,928             557
                                                  ----------------------------------------

   Total                                          $186,907        $181,079        $176,308
                                                  ========================================

The amounts of depreciable plant at December 31, 1995, 1994, and 1993, included in total plant were $172,819,000, $167,944,000, and $163,848,000, respectively.

The Subsidiary is engaged in a continuous construction program. The Subsidiary's estimated annual capital expenditures, net of amounts financed by customer advances and contributions in aid of construction, are expected to be $8,540,000 during 1996, $9,200,000 during 1997, and $5,500,000 in 1998. These projections include costs of refurbishing the Rockville Water Treatment Plant of $2,800,000 in 1996, $4,200,000 in 1997, and $1,000,000 in 1998. The projections also include $1,000,000 in 1996 and $500,000 in 1997 to make improvements to the Sound View Water System that the Subsidiary took over in 1995. During the period 1999 to 2000, construction expenditures for routine improvements to the water distribution system are expected to be approximately $5,000,000 each year.

NOTE 14:
DISCUSSION OF ACCOUNTING FOR LONG-TERM ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting this standard on January 1, 1996, and does not expect that adoption will have a material impact on the financial position or results of operations of the Company based on the current regulatory environment in which the Company operates.

NOTE 15:
TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

                                                                  1995           1994          1993
                                                                 -----------------------------------

                                                                        (Thousands of dollars)
Municipal Property Taxes                                         $3,284         $3,331        $3,402
Payroll Taxes                                                       539            496           473
Connecticut Gross Earnings Tax                                    1,967          1,906         1,906
                                                                 -----------------------------------

         Total                                                  $ 5,790         $5,733        $5,781
                                                                 ===================================

NOTE 16:
PENSION AND OTHER EMPLOYEE BENEFITS

PENSION - The Subsidiary has a trusteed, non-contributory defined benefit retirement plan (the Pension Plan) which covers all employees who have completed one year of service. Benefits under the Pension Plan are based on credited years of service and "average earnings", as defined in the Pension Plan. The Subsidiary's policy is to fund accrued pension costs as permitted by Federal income tax regulations. Funding in the amount of $396,000 will be made for 1995. No funding was permitted for 1994 and 1993.

The table below sets forth the Pension Plan's funded status and amounts recognized in the Company's year end Balance Sheets.

                                                                   1995            1994             1993
                                                                 ----------------------------------------

                                                                           (Thousands of dollars)
Actuarial Present Value of Benefit Obligations:
     Vested Benefit Obligation                                   $  7,811        $  6,044          $6,776
     Accumulated Benefit Obligation                                 8,146           6,322           6,909
     Projected Benefit Obligation                                  11,029           8,184           9,568
Pension Plan Assets at Fair Value, Primarily
     Equity Securities and U.S. Bonds                              10,866           8,825           9,412
Projected Benefit Obligation                                      (11,029)         (8,184)         (9,568)
                                                                 ----------------------------------------

Pension Plan Assets in Excess of (Under)
     Projected Benefit Obligation                                    (163)            641            (156)
Add (Deduct):
     Unrecognized Net Gain From Past Experience
        Different From That Assumed and Effects
        of Changes in Assumptions                                  (1,209)         (1,768)           (534)
     Unrecognized Net Transition Asset at January 1,
        1986 Being Recognized Over 15 Years                          (194)           (226)           (259)
     Unrecognized Prior Service Cost                                  315             347             388
                                                                 ----------------------------------------

Prepaid (Accrued) Pension Cost as of December 31                 $ (1,251)        $(1,006)         $ (561)
                                                                 ========================================

Net periodic pension cost for 1995, 1994, and 1993 included the following components:

Service Cost-Benefits Earned During the Period                  $    383           $ 469           $ 388
Interest Cost on Projected Benefit Obligation                        668             631             618
Actual Return on Pension Plan Assets                              (2,493)            144            (796)
Deferred Investment Gain (Loss)                                    1,801            (813)            117
Amortization of:
  Unrecognized Net Transition Asset                                  (32)            (32)            (32)
  Unrecognized Net (Gain) Loss                                      (114)             14             (89)
  Unrecognized Prior Service Cost                                     32              32              33
                                                                ----------------------------------------
Net Periodic Pension Cost                                       $    245           $ 445           $ 239
                                                                ========================================

The actuarial present value of the projected benefit obligation was determined based on the following assumptions:



        Weighted Average Discount Rate                               6.5%           7.75%            6.5%
                          and
        Rate of Increase in Future Compensation Levels               5.3%            5.3%            5.3%

The Long-Term Expected Rate of Return on Plan Assets
     Used in the Determination of Pension Costs                      8.0%            8.0%            8.5%

The weighted average discount rate assumption is based on the return provided by high quality fixed income investments at year end. This rate of return assumption will likely change annually. The wage rate assumption and the rate of return on plan assets are more long-term assumptions which may be revised to reflect changes in economic conditions.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN - The Subsidiary provides additional pension benefits to senior management through a supplemental executive retirement plan. At December 31, 1995 the actuarial present value of the projected benefit obligation was $600,000. Expense associated with this plan was $181,000 for 1995, $72,000 for 1994, and $123,000 for 1993.

POSTRETIREMENT BENEFITS OTHER THAN PENSION (PBOP) - In addition to providing pension benefits, the Subsidiary provides certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust (VEBA) that has been approved by the DPUC. Substantially all of the Subsidiary's employees may become eligible for these benefits if they retire from the Company on or after age 55 with 10 years of service with the Subsidiary. The contributions for calendar years 1995, 1994, and 1993 were $250,000, each year and were deductible by the Subsidiary for Federal Income Tax purposes.

The Financial Accounting Standards Board issued new standards of accounting for postretirement health care benefits (Statement of Financial Accounting Standards No. 106) which the Company adopted in 1993. A deferred regulatory asset has been recorded on the Company's books to reflect the amount which represents the future operating revenues expected to be collected in customer rates when the associated liabilities become payable, including appropriate income and gross earnings taxes. The Company believes that the deferred asset recorded from the adoption of this statement will be recovered in the future through the ratemaking process as the DPUC has issued decisions for other water companies authorizing rate recovery of Statement of Financial Accounting Standards No. 106 expense and has allowed the recording of a regulatory asset for the portion of the costs to be recovered through future rates.

For Statement of Financial Accounting Standards No. 106, the Company has elected to recognize the transition obligation on a delayed basis over a period equal to the plan participants' 21.6 years of average future service.

During 1993, three changes in the Company's policy of providing PBOP's provisions were adopted effective January 1, 1994 and are reflected in the Accumulated Postretirement Benefit Obligation (APBO) as of December 31, 1993. These changes are summarized below:

- Participants retiring on or after January 1, 1994 will contribute 20% of the annual medical premium for medical coverage.

- Active employees with 10 consecutive years of service will be eligible for benefits at age 55.

- Participants hired on or after January 1, 1994 will receive full PBOP benefits after 30 years of service. Benefits will be prorated for less than 30 years of service.

The table below sets forth the PBOP plans' funded status and unfunded amounts recognized in the Company's 1995, 1994, and 1993 year end Balance Sheets.

                                                                    1995            1994            1993
                                                                  --------------------------------------

                                                                           (Thousands of dollars)
Accumulated Postretirement Benefit Obligation (APBO):
     Current Retirees                                             $(2,453)        $(1,757)        $(2,345)
     Active Employees Fully Eligible for Benefits                    (616)           (401)           (354)
     Other Active Employees                                          (790)           (784)         (1,145)
                                                                  ---------------------------------------
            Total                                                  (3,859)         (2,942)         (3,844)
Fair Value of Assets                                                1,092             901             836
                                                                  ---------------------------------------
APBO in Excess of Fair Value of Assets                             (2,767)         (2,041)         (3,008)
                                                                  ---------------------------------------
Unrecognized Amounts:
     Transition Obligation                                          2,803           2,968           2,616
     Net Loss (Gain)                                                 (968)         (1,684)           (248)
                                                                  ---------------------------------------
            Total                                                   1,835           1,284           2,368
                                                                  ---------------------------------------
Unfunded PBOP at December 31                                      $   932         $   757         $   640
                                                                  =======================================


Net periodic PBOP costs include the following components:

Service Cost - Benefits Attributed to Service
     During the Period                                            $   150         $   158         $   273
Interest Cost                                                         249             209             429
Actual Return on Assets                                              (182)             (9)            (24)
Amortization of Transition Obligation                                 165             165             221
Amortization of Losses (Gains)                                        (97)           (128)             --
Deferral of Asset (Loss) Gain During the Year                         140             (29)             (9)
                                                                  ---------------------------------------
            Net Periodic PBOP Costs                               $   425         $   366         $   890
                                                                  =======================================

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation for 1995 was 6.5%, 7.75% for 1994 and 6.5% for 1993. The expected long-term after tax return on PBOP assets was 5% for 1995, 1994 and 1993.

In determining the accumulated postretirement benefit obligation, two sets of medical cost trend rates were used; for retired employees prior to age 65 and for retirees age 65 and over. Health care cost trends of 13% and 10%, respectively, were assumed for 1995, grading down over the years to 5.5% in 1999 and after.

The health care cost trend rate has a significant effect on the accumulated postretirement benefit obligation and net periodic cost. A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation at December 31, 1995 by $395,000 and would increase the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $57,000. Accordingly, subsequent changes would increase or decrease the regulatory assets and liabilities discussed above.

SAVINGS PLAN - The Subsidiary maintains an employee savings plan which allows participants to contribute from 1% to 10% of pre-tax compensation. Beginning January 1, 1993 the Subsidiary matches either 25 or 50 cents for each dollar contributed by the employee up to 3% of the employees' compensation depending on the Company's earnings per average common share (EPS). If EPS in the prior year exceeds 110% of dividends paid per common share, the applicable percentage is 50%; otherwise, the match is 25%. The Subsidiary's contribution charged to expense in 1995, 1994 and 1993 was $71,000, $60,000 and $47,000, respectively, in each case based on a 50% match.

PERFORMANCE STOCK PROGRAM - The Company has a Performance Stock Program whereby restricted shares of Common Stock may be awarded annually to Officers of the Subsidiary. When the goals established by the Compensation Committee have been attained, the restrictions on the stock are removed. Amounts charged to expense pursuant to this plan were $160,000, $120,000 and $66,000 for 1995, 1994 and
1993, respectively.


NOTE 17:
QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 1995 and 1994 appears below:


                                                                              Net Income                  Earnings
                                                      Utility               Applicable to               Per Average
                      Operating Revenues         Operating  Income           Common Stock               Common Share
                  -----------------------------------------------------------------------------------------------------

                                          (Thousands of dollars except per share amounts)
                     1995           1994         1995          1994         1995         1994         1995         1994
                  -----------------------------------------------------------------------------------------------------

First Quarter     $ 8,819        $ 8,864       $2,085        $2,111       $1,137       $1,099        $ .39        $ .39
Second Quarter      9,179          9,201        2,089         2,008        1,167        1,077          .40          .38
Third Quarter      12,221         11,022        3,798         3,467        2,910        2,518          .99          .90
Fourth Quarter      9,131          9,042        2,050         2,069        1,111        1,148          .39          .41
                  -----------------------------------------------------------------------------------------------------

  Year            $39,350        $38,129      $10,022        $9,655       $6,325       $5,842        $2.17        $2.08
                  =====================================================================================================


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11.    EXECUTIVE COMPENSATION


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to General Instruction G(3), the information called for by Items 10, (except for information concerning the executive officers of the Company) 11, 12, and 13 is hereby incorporated by reference from the Company's definitive proxy statement filed by EDGAR on or about March 19, 1996. Information concerning the executive officers of the Company is included as Item
4.1 of this report.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)      Documents filed as part of this report:

         (1) Consolidated Financial Statements:
                                                             Page Number
                                                          in this Report
                                                          --------------

         Report to Independent Auditors..........................     37

         Consolidated Balance Sheets -
                  December 31, 1995, 1994 and 1993...............  38-39

         Consolidated Statements of Income -
                  December 31, 1995, 1994 and 1993...............     40

         Consolidated Statements of Cash Flows -
                  December 31, 1995, 1994 and 1993...............     41

         Notes to Consolidated Financial Statements..............  42-55


         (2) Financial Statement Schedules for the years ended December 31, 1995, 1994 and 1993:

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

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------

 3.1 Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated September 15, 1988.(Exhibit 3.1 to Form 10-K for year ended December 31, 1989)

 3.2 Certificate Amending Certificate of Incorporation of Connecticut Water Service, Inc. creating $25 par value Preferred Stock dated September 5, 1989. (Exhibit 3.1a to Form 10-K for year ended December 31, 1989)

 3.3              By-Laws, as amended, of Connecticut Water Service, Inc.
                  as amended January 18, 1995. (Exhibit 3.3 to Form 10-K for year ended December 31, 1994)

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

                  (xv) May 1, 1989 (Exhibit 4.2 (xv) to Form 10-K for year ended 12/31/89)
                  (xvi) June 1, 1991 (Exhibit 4.2 (xvi) to Form 10-K for year ended 12/31/91)
                  (xvii) August 1, 1992 (Exhibit 4.2 (xvii) to Form 10-K for year ended 12/31/92)
                  (xviii) October 1, 1993 (Exhibit 4.2 (xviii) to Form 10-K for year ended 12/31/93)
                  (xix) June 1, 1993 (Exhibit 4.2 (xix) to Form 10-K for year ended 12/31/93)
                  (xx) September 1, 1993 (Exhibit 4.2 (xx) to Form 10-K for year ended 12/31/93)
                  (xxi) December 1, 1993 (Exhibit 4.2 (xxi) to Form 10-K for year ended 12/31/93)
                  (xxii) March 1, 1994 (Exhibit 4.2 (xxii) to Form 10-K for year ended 12/31/94)

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

10.10 Amendment to The Connecticut Water Company Savings Plan, adopted August 19, 1992. (Exhibit 10.10 to Form 10-K for the year ended December 31, 1992.)

10.11 Second Amendment to The Connecticut Water Company Savings Plan, adopted August 19, 1992. (Exhibit 10.11 to Form 10-K for year ended December 31, 1992.)

10.12 Third Amendment to The Connecticut Water Company Savings Plan, adopted August 18, 1993. (Exhibit 10.12 to Form 10-K for year ended December 31, 1993.)

10.13 Amendment to The Connecticut Water Company Savings Plan, adopted November 16, 1994. (Exhibit 10.13 to Form 10-K for year ended December 31, 1994.)

10.14 The Connecticut Water Company Employees' Retirement Plan as amended and restated as of January 1, 1994. (Exhibit
                  10.14 to Form 10-K for year ended December 31, 1994)

10.15 Water Supply Agreement dated June 13, 1994, between The Connecticut Water Company and the Hazardville Water Company. (Exhibit 10.15 to Form 10-K for year ended December 31, 1994)

10.16             November 4, 1994 Amendment to Agreement dated
                  December 11, 1957 between The Connecticut Water Company (successor to the Thomaston Water Company) and the City of Waterbury. (Exhibit 10.16 to Form 10-K for year ended December 31, 1994)

10.17 Contract between The Connecticut Water Company and The Rockville Water and Aqueduct Company dated as of January 1, 1976. (Exhibit 9(b) to Form 10-K for the year ended December 31, 1975)

10.18 Agreement dated August 13, 1986 between The Connecticut Water Co. and the Metropolitan District. (Exhibit 10.14 to Form 10-K for the year ended December 31, 1986)

10.19 Report of the Commission to Study the Feasibility of Expanding the Water Supply Services of the Metropolitan District. (Exhibit 14 to Registration Statement
                  No. 2-61843)

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

10.26             Performance Stock Plan.  (Registration Statement No.
                  33-49058.)

24.1  *           Consent of Arthur Andersen LLP

27.0  *           Financial Data Schedule


----------

Note: Exhibits 10.1 through 10.14, 10.25 and 10.26 set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form-10K.

                  (b) No reports on Form 8-K were filed during the last quarter of 1995.

Page 64
                                   SIGNATURES

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

          Signature                       Title                  Date
          ---------                       -----                  ----


s/s Marshall T. Chiaraluce
---------------------------
Marshall T. Chiaraluce                Director and           March 14, 1996
(Principal Executive Officer)         President and
                                      Chief Executive
                                      Officer



/s/ Bertram L. Lenz
------------------------------
Bertram L. Lenz                       Director and Vice      March  14, 1996
(Principal Financial and              President -
Accounting Officer)                   Finance and
                                      Accounting,
                                      and Treasurer



/s/ William F. Guillaume
------------------------------
William F. Guillaume                  Director and Vice      March  14, 1996
                                      President -
                                      Engineering and
                                      Planning

/s/ Francis E. Baker, Jr.             Director               March 12, 1996
---------------------
Francis E. Baker, Jr.


/s/ Harold E. Bigler, Jr.             Director               March  6, 1996
---------------------
Harold E. Bigler, Jr.


/s/ Astrid T. Hanzalek                Director               March 10, 1996
---------------------
Astrid T. Hanzalek


/s/ Frederick E. Hennick              Director               March  3, 1996
---------------------
Frederick E. Hennick


Marcia L. Hincks                      Director               March  4, 1996
---------------------
Marcia L. Hincks


/s/ W. C. Lichtenfels                 Director               March 12, 1996
---------------------
William C. Lichtenfels


/s/ Rudolph E. Luginbuhl              Director               March  2, 1996
---------------------
Rudolph E. Luginbuhl


/s/ Harvey G. Moger                   Director               March  2, 1996
---------------------
Harvey G. Moger


/s/ Robert F. Neal                    Director               March  3, 1996
---------------------
Robert F. Neal


/s/ Warren C. Packard                 Director               March  2, 1996
---------------------
Warren C. Packard


/s/ Donald B. Wilbur                  Director               March 12, 1996
---------------------
Donald B. Wilbur

                                    SCHEDULES

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



We have audited, in accordance with generally accepted auditing standards, the financial statements of Connecticut Water Service, Inc. included in this Form 10-K, and have issued our report thereon dated February 14, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP


Hartford, Connecticut
February 14, 1996

                 CONNECTICUT WATER SERVICE, INC. and SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS






                                                       Balance            Additions          Deductions            Balance
                                                      Beginning           Charged to            From                End of
                  Description                          of Year              Income           Reserves (1)            Year
----------------------------------------------        ---------           ---------          ------------           ------
                                                                             (Thousands of Dollars)
Allowance for Uncollectible Accounts

    Year Ended December 31, 1995                        $149                $137                 $122                $164
                                                        ====                ====                 ====                ====
    Year Ended December 31, 1994                        $166                $115                 $132                $149
                                                        ====                ====                 ====                ====
    Year Ended December 31, 1993                        $256                $189                 $279                $166
                                                        ====                ====                 ====                ====

(1)  Amounts charged off as uncollectible after deducting recoveries

                                    EXHIBITS



                          TO ANNUAL REPORT ON FORM 10-K

                                  FOR THE YEAR

                             ENDED DECEMBER 31, 1995







                       24.1 Consent of Arthur Andersen LLP

                          27.0 Financial Data Schedule