Form 10-Q
period 1996-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 1996-05-13
CIK 276209

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


                                 (860) 669-8636
              (Registrant's telephone number, including area code)


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


                                    2,991,038
          Number of shares of common stock outstanding, March 31, 1996

                         CONNECTICUT WATER SERVICE, INC.

                                Financial Report
                             March 31, 1996 and 1995



                                TABLE OF CONTENTS

PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 1996
   and December 31, 1995                                                   Page 3

Consolidated Statements of Capitalization at
   March 31, 1996 and December 31, 1995                                    Page 4

Consolidated Statements of Income for Three Months
   Ended March 31, 1996 and 1995                                           Page 5

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Three Months
   Ended March 31, 1996 and 1995                                           Page 6

Consolidated Statements of Income for Twelve Months
   Ended March 31, 1996 and 1995 and for Twelve Months
   Ended December 31, 1995                                                 Page 7

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Twelve Months
   Ended March 31, 1996 and 1995 and for Twelve Months
   Ended December 31, 1995                                                 Page 8

Consolidated Statements of Retained Earnings for Three
   Months Ended March 31, 1996 and 1995                                    Page 9

Consolidated Statements of Retained Earnings for Twelve
  Months Ended March 31, 1996 and 1995                                     Page 9

Consolidated Statements of Cash Flows for Three Months
   Ended March 31, 1996 and 1995                                           Page 10

Notes to Consolidated Financial Statements                                 Page 11

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                            Page 12

PART II, ITEM 4:  Submission of Matters to a Vote
   of Security Holders                                                     Page 13

Signature Page                                                             Page 14

                 Connecticut Water Service, Inc. and Subsidiary

                          CONSOLIDATED BALANCE SHEETS
                    At March 31, 1996 and December 31, 1995

                                                                    March 31,
                                                                      1996           Dec. 31,
ASSETS                                                             (Unaudited)         1995
- ------                                                             -----------       --------
                                                                     (Thousands of dollars)
Utility Plant
  Utility Plant                                                     $ 187,978      $ 186,907
  Construction Work in Progress                                         6,156          6,399
  Utility Plant Acquistion Adjustments                                 (1,206)        (1,206)
                                                                    ---------      ---------
                                                                      192,928        192,100
  Accumulated Provision for Depreciation                              (46,482)       (45,564)
                                                                    ---------      ---------
    Net Utility Plant                                                 146,446        146,536
                                                                    ---------      ---------
Investments                                                             1,184          1,096
                                                                    ---------      ---------

Current Assets
  Cash                                                                    769            124
  Accounts Receivable (Less Allowance, 1996- $162; 1995 - $164)         3,598          3,987
  Accrued Unbilled Revenues                                             2,649          2,814
  Prepayments and Other Current Assets                                  1,807            704
                                                                    ---------      ---------
    Total Current Assets                                                8,823          7,629
                                                                    ---------      ---------

Deferred Charges
  Unamortized Debt Issuance Expense                                     5,352          5,399
 Taxes Recoverable Through Future Rates                                 9,000          9,000
  Postretirement Benefits Other Than Pension Recoverable
   Through Future Rates                                                   932            932
  Recoverable Contamination Clean-Up Costs                              4,500          4,500
  Prepaid Income Taxes on Contributions in Aid of Construction            554            530
  Other Costs                                                             927            837
                                                                    ---------      ---------
    Total Deferred Charges                                             21,265         21,198
                                                                    ---------      ---------

      Total Assets                                                  $ 177,718      $ 176,459
                                                                    =========      =========

CAPITALIZATION AND LIABILITIES

Capitalization (See accompanying statements)
  Common Stockholders' Equity                                       $  52,381      $  51,788
  Preferred Stock                                                         772            772
  Long-Term Debt                                                       54,460         54,460
                                                                    ---------      ---------
    Total Capitalization                                              107,613        107,020
                                                                    ---------      ---------

Current Liabilities
  Interim Bank Loans Payable                                            5,009          2,646
  Accounts Payable and Accrued Taxes and Interest                       5,447          7,388
  Accrued Recoverable Contamination Clean-Up Costs                        450            450
  Other                                                                 1,817          1,826
                                                                    ---------      ---------
    Total Current Liabilities                                          12,723         12,310
                                                                    ---------      ---------

Long-Term Liabilities
  Accrued Recoverable Contamination Clean-Up Costs                      2,123          2,212
  Advances for Construction                                            12,957         12,610
  Contributions in Aid of Construction                                 18,561         18,551
  Deferred Federal Income Taxes                                        11,608         11,608
  Unfunded Future Income Taxes                                          9,000          9,000
  Unfunded Postretirement Benefits Other Than Pension                     932            932
  Unamortized Investment Tax Credits                                    2,201          2,216
                                                                    ---------      ---------
    Total Long-Term Liabilities                                        57,382         57,129
                                                                    ---------      ---------

      Total Capitalization and Liabilities                          $ 177,718      $ 176,459
                                                                    =========      =========

  The accompanying notes are an integral part of these financial statements.

                 Connecticut Water Service, Inc. and Subsidiary

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                    At March 31, 1996 and December 31, 1995

                                                                                    March 31,
                                                                                      1996             Dec. 31,
                                                                                  (Unaudited)            1995
                                                                                  -----------            ----
                                                                                      (Thousands of dollars)
Common Stockholders' Equity
  Common Stock Without Par Value Authorized - 7,500,000 Shares;
    Shares Issued and Outstanding: 1996 - 2,991,038; 1995 - 2,966,757              $ 43,199            $ 42,536
    Stock Issuance Expense                                                           (1,216)             (1,216)
    Retained Earnings                                                                10,398              10,468
                                                                                   --------            --------
        Total Common Stockholders' Equity                                            52,381              51,788
                                                                                   --------            --------
Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                         300                 300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share              472                 472
                                                                                   --------            --------
         Total Preferred Stock of Connecticut Water Service, Inc.                       772                 772
                                                                                   --------            --------
Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      6.9%   Series Q, due 2021                                                      10,000              10,000
      5 7/8% Series R, due 2022                                                      14,860              14,860
      6.65%  Series S, due 2020                                                       8,000               8,000
      5 3/4% Series T, due 2028                                                       5,000               5,000
      5.3%   Series U, due 2028                                                       4,550               4,550
      6.94%  Series V, due 2029                                                      12,050              12,050
                                                                                   --------            --------
        Total Long-Term Debt                                                         54,460              54,460
                                                                                   --------            --------

          Total Capitalization                                                     $107,613            $107,020
                                                                                   ========            ========




  The accompanying notes are an integral part of these financial statements.

                                                                          Page 5
                 Connecticut Water Service, Inc. and Subsidiary

                       CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1996 and 1995

                                                    1996         1995        Increase
                                                 (Unaudited)  (Unaudited)   (Decrease)
                                                 -----------  -----------   ----------

                                               (In thousands except per share amounts)


Operating Revenues (See accompanying schedule)     $ 9,087      $ 8,819      $   268
                                                   -------      -------      -------

Operating Expenses
  Operation                                          3,343        3,056          287
  Maintenance                                          446          419           27
  Depreciation                                         820          813            7
  Federal Income Taxes                                 770          767            3
  Connecticut Corporation Business Taxes               189          200          (11)
  Taxes Other Than Income Taxes
    (See accompanying schedule)                      1,449        1,479          (30)
                                                   -------      -------      -------
       Total Operating Expenses                      7,017        6,734          283
                                                   -------      -------      -------

Utility Operating Income                             2,070        2,085          (15)
                                                   -------      -------      -------

Other Income (Deductions)
  Interest                                              24           42          (18)
  Allowance for Funds Used During Construction          52           16           36
  Other (See accompanying schedule)                     30           (1)          31
  Taxes on Other Income                                 (1)           1           (2)
                                                   -------      -------      -------
       Total Other Income (Deductions)                 105           58           47
                                                   -------      -------      -------

Interest and Debt Expense
  Interest on Long-Term Debt                           865          867           (2)
  Other Interest Charges                                75           82           (7)
  Amortization of Debt Expense                          47           47            0
                                                   -------      -------      -------
       Total Interest and Debt Expense                 987          996           (9)
                                                   -------      -------      -------

Net Income                                           1,188        1,147           41
Preferred Stock Dividend Requirement                    10           10            0
                                                   -------      -------      -------
Net Income Applicable to Common Stockholders       $ 1,178      $ 1,137      $    41
                                                   =======      =======      =======


Weighted Average Common Shares Outstanding           2,973        2,880           93
                                                   =======      =======      =======

Earnings Per Average Common Share                  $  0.40      $  0.39      $  0.01
                                                   =======      =======      =======

Dividends Per Common Share                         $  0.42      $  0.42      $  0.00
                                                   =======      =======      =======



  The accompanying notes are an integral part of these financial statements.

                                                                          Page 6
                 Connecticut Water Service, Inc. and Subsidiary

            SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
               For the Three Months Ended March 31, 1996 and 1995

                                                                1996          1995         Increase
                                                           (Unaudited)    (Unaudited)     (Decrease)
                                                           -----------    -----------     ----------

                                                                      (Thousands of dollars)

Operating Revenues:
     Residential                                              $ 5,772        $ 5,612        $   160
     Seasonal                                                     132            132              0
     Commercial                                                 1,062          1,041             21
     Industrial                                                   430            441            (11)
     Public Authority                                             224            213             11
     Metered Sales - Temporary and Non-Recurring                    0              0              0
     Private Fire                                                 226            218              8
     Public Fire                                                1,329          1,311             18
     Acquisition Surcharge and Unmetered Seasonal                  51              0             51
     Other                                                         26             16             10
                                                              -------        -------        -------
     Revenues Billed                                            9,252          8,984            268
     Change in Revenues Accrued                                  (165)          (165)             0
                                                              -------        -------        -------

          Total Operating Revenue                             $ 9,087        $ 8,819        $   268
                                                              =======        =======        =======



Taxes - Other Than Income Taxes
     Municipal Taxes                                          $   806        $   841        $   (35)
     Payroll Taxes                                                190            197             (7)
     Connecticut Gross Earnings Tax                               453            441             12
                                                              -------        -------        -------

          Total Other Taxes                                   $ 1,449        $ 1,479        $   (30)
                                                              =======        =======        =======



Other Income
     Merchandising, Jobbing and Contracting - Net             $    (7)       $   (16)       $     9
     Income from Lease of Other Physical Property - Net            16              7              9
     Miscellaneous Non-Operating Income                            23             10             13
     Miscellaneous Income Deductions                               (2)            (2)             0
                                                              -------        -------        -------

          Total Other Income                                  $    30        $    (1)       $    31
                                                              =======        =======        =======



  The accompanying notes are an integral part of these financial statements.

                                                                          Page 7
                 Connecticut Water Service, Inc. and Subsidiary

                       CONSOLIDATED STATEMENTS OF INCOME
              For the Twelve Months Ended March 31, 1996 and 1995
               and for the Twelve Months Ended December 31, 1995

                                                             March 31,
                                                       1996           1995          Increase        Dec. 31,          Increase
                                                    (Unaudited)    (Unaudited)     (Decrease)         1995           (Decrease)
                                                    -----------    -----------     ----------       --------         ----------
                                                                (In thousands except per share amounts)

Operating Revenues (See accompanying schedule)       $ 39,618        $ 38,084        $  1,534        $ 39,350        $    268
                                                     --------        --------        --------        --------        --------

Operating Expenses
  Operation                                            13,691          12,868             823          13,404             287
  Maintenance                                           2,053           1,959              94           2,026              27
  Depreciation                                          3,165           3,129              36           3,158               7
  Federal Income Taxes                                  3,928           3,750             178           3,925               3
  Connecticut Corporation Business Taxes                1,014             976              38           1,025             (11)
  Taxes Other Than Income Taxes
    (See accompanying schedule)                         5,760           5,773             (13)          5,790             (30)
                                                     --------        --------        --------        --------        --------
       Total Operating Expenses                        29,611          28,455           1,156          29,328             283
                                                     --------        --------        --------        --------        --------

Utility Operating Income                               10,007           9,629             378          10,022             (15)
                                                     --------        --------        --------        --------        --------

Other Income (Deductions)
  Interest                                                138             118              20             156             (18)
  Allowance for Funds Used During Construction             88             104             (16)             52              36
  Preferred Stock Dividends of Subsidiary                   0              (1)              1               0               0
  Other (See accompanying schedule)                       143              22             121             112              31
  Taxes on Other Income                                   (35)             18             (53)            (33)             (2)
                                                     --------        --------        --------        --------        --------
       Total Other Income (Deductions)                    334             261              73             287              47
                                                     --------        --------        --------        --------        --------

Interest and Debt Expense
  Interest on Long-Term Debt                            3,460           3,465              (5)          3,462              (2)
  Other Interest Charges                                  289             319             (30)            296              (7)
  Amortization of Debt Expense                            188             188               0             188               0
                                                     --------        --------        --------        --------        --------
       Total Interest and Debt Expense                  3,937           3,972             (35)          3,946              (9)
                                                     --------        --------        --------        --------        --------

Net Income                                              6,404           5,918             486           6,363              41
Preferred Stock Dividend Requirement                       38              38               0              38               0
                                                     --------        --------        --------        --------        --------
Net Income Applicable to Common Stockholders         $  6,366        $  5,880        $    486        $  6,325        $     41
                                                     ========        ========        ========        ========        ========

Weighted Average Common Shares Outstanding              2,950           2,835             115           2,918              32
                                                     ========        ========        ========        ========        ========

Earnings Per Average Common Share                    $   2.16        $   2.07        $   0.09        $   2.17        $  (0.01)
                                                     ========        ========        ========        ========        ========

Dividends Per Common Share                           $   1.68        $   1.66        $   0.02        $   1.68        $   0.00
                                                     ========        ========        ========        ========        ========



  The accompanying notes are an integral part of these financial statements.

                                                                          Page 8
                 Connecticut Water Service, Inc. and Subsidiary

            SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
              For the Twelve Months Ended March 31, 1996 and 1995
               and for the Twelve Months Ended December 31, 1995


                                                              1996            1995         Increase       Dec. 31,     Increase
                                                           (Unaudited)     (Unaudited)    (Decrease)       1995       (Decrease)
                                                           -----------     -----------    ----------       ----       ----------

                                                                                   (Thousands of dollars)

Operating Revenues:
     Residential                                             $ 24,749       $ 23,845       $    904       $ 24,589       $ 160
     Seasonal                                                     543            547             (4)           542           1
     Commercial                                                 4,782          4,685             97          4,761          21
     Industrial                                                 1,857          1,939            (82)         1,868         (11)
     Public Authority                                           1,101            916            185          1,090          11
     Metered Sales - Temporary and Non-Recurring                   71             29             42             71           0
     Private Fire                                                 891            861             30            883           8
     Public Fire                                                5,264          5,183             81          5,246          18
     Acquisition Surcharge and Unmetered Seasonal                  51              0             51              0          51
     Other                                                        295             79            216            284          11
                                                             --------       --------       --------       --------       -----
     Revenues Billed                                           39,604         38,084          1,520         39,334         270
     Change in Revenues Accrued                                    14              0             14             16          (2)
                                                             --------       --------       --------       --------       -----

          Total Operating Revenue                            $ 39,618       $ 38,084       $  1,534       $ 39,350       $ 268
                                                             ========       ========       ========       ========       =====



Taxes - Other Than Income Taxes
     Municipal Taxes                                         $  3,249       $  3,354       $(   105)      $  3,284       $( 35)
     Payroll Taxes                                                532            516             16            539          (7)
     Connecticut Gross Earnings Tax                             1,979          1,903             76          1,967          12
                                                             --------       --------       --------       --------       -----

          Total Other Taxes                                  $  5,760       $  5,773       $(    13)      $  5,790       $( 30)
                                                             ========       ========       ========       ========       =====



Other Income
     Merchandising, Jobbing and Contracting - Net            $     40       $(    15)      $     55       $     31       $   9
     Income from Lease of Other Physical Property - Net            44             23             21             35           9
     Miscellaneous Non-Operating Income                            70             22             48             57          13
     Miscellaneous Income Deductions                              (11)            (8)            (3)           (11)          0
                                                             --------       --------       --------       --------       -----

          Total Other Income                                 $    143       $     22       $    121       $    112       $  31
                                                             ========       ========       ========       ========       =====



  The accompanying notes are an integral part of these financial statements.

                                                                          Page 9
                 Connecticut Water Service, Inc. and Subsidiary

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS



               For the Three Months Ended March 31, 1996 and 1995

                                                                     1996         1995
                                                                  (Unaudited)  (Unaudited)
                                                                  -----------  -----------

                                                                    (Thousands of dollars)

Balance at Beginning of Period                                      $10,468      $ 9,040
Net Income                                                            1,188        1,147
                                                                    -------      -------
                                                                     11,656       10,187
                                                                    -------      -------

Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share                        3            3
     Cumulative Preferred, Series $.90, $.225 per share                   7            7
     Common Stock - 1996 $.42 per share; 1995 $.42 per share          1,248        1,208
                                                                    -------      -------
                                                                      1,258        1,218
                                                                    -------      -------

Balance at End of Period                                            $10,398      $ 8,969
                                                                    =======      =======




               For the Twelve Months Ended March 31, 1996 and 1995

Balance at Beginning of Period                                      $ 8,969      $ 7,790
Net Income                                                            6,404        5,918
                                                                    -------      -------
                                                                     15,373       13,708
                                                                    -------      -------

Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share                       12           12
     Cumulative Preferred, Series $.90, $.90 per share                   26           26
     Common Stock - 1996 $1.68 per share; 1995 $1.66 per share        4,937        4,701
                                                                    -------      -------
                                                                      4,975        4,739
                                                                    -------      -------

Balance at End of Period                                            $10,398      $ 8,969
                                                                    =======      =======



  The accompanying notes are an integral part of these financial statements.

                                                                         Page 10
                 Connecticut Water Service, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1996 and 1995

                                                                                       1996         1995
                                                                                    (Unaudited)  (Unaudited)
                                                                                    -----------  -----------

                                                                                     (Thousands of dollars)

Operating Activities:
  Net Income Before Preferred Dividends of Parent                                    $ 1,188       $ 1,147
                                                                                     -------       -------

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $25 in 1996, $24 in 1995 charged to other accounts)          845           838
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues           555           610
      (Increase) Decrease in Other Current Assets                                     (1,103)         (703)
      (Increase) Decrease in Other Non-Current Items                                    (245)          (93)
      Increase (Decrease) in Accounts Payable, Accrued Expenses and
        Other Current Liabilities                                                     (1,950)       (2,235)
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net                                                      (15)          (14)
                                                                                     -------       -------
          Total Adjustments                                                           (1,913)       (1,597)
                                                                                     -------       -------

          Net Cash Provided by Operating Activities                                     (725)         (450)
                                                                                     -------       -------

Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $52 in 1996 and $17 in 1995)                            (829)         (596)
                                                                                     -------       -------

Financing Activities:
  Proceeds from Interim Bank Loans                                                     5,009         4,406
  Repayment of Interim Bank Loans                                                     (2,646)       (2,700)
  Reduction of Long-Term Debt Including Current Portion                                    0          (130)
  Proceeds from Issuance of Common Stock                                                 663           740
  Retirement of Preferred Stock                                                            0           (30)
  Advances, Contributions and Funds From Others for Construction, Net                    431            (8)
  Costs Incurred to Issue Long-Term Debt, Preferred Stock, and Common Stock                0            (1)
  Cash Dividends Paid                                                                 (1,258)       (1,218)
                                                                                     -------       -------
          Net Cash Provided by (Used in) Financing Activities                          2,199         1,059
                                                                                     -------       -------

Net Increase (Decrease) in Cash                                                          645            13
Cash at Beginning of Year                                                                124            18
                                                                                     -------       -------

Cash at End of Year                                                                  $   769       $    31
                                                                                     =======       =======

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                            $ 1,527       $ 1,531
    Income Taxes                                                                     $   300       $   700


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

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed:

                                                          3 Months Ended                       12 Months Ended
                                                    ------------------------      ----------------------------------------
                                                      3/31/96        3/31/95        3/31/96        3/31/95        12/31/95
                                                    ---------      ---------      ---------      ---------       ---------
Common Shares Outstanding:
         January 1, 1995                                   --             --             --             --       2,870,559
         April 1, 1995 & 1994
            respectively                                   --             --      2,904,827      2,803,397              --
         January 1, 1996 & 1995
            respectively                            2,966,757      2,870,559             --             --              --
Common Shares Issued:
         To DRIP - June 15, 1994                           --             --             --          9,878              --
         To 401-K - June 30, 1994                          --             --             --            637              --
         To DRIP - Sept. 15, 1994                          --             --             --         15,397              --
         To 401-K - Sept. 30, 1994                         --             --             --            620              --
         To DRIP - Dec. 15, 1994                           --             --             --         39,980              --
         To 401-K - Dec. 15, 1994                          --             --             --            650              --
         To PSP - Jan. 6, 1995                             --          6,369             --          6,369           6,369
         To DRIP - March 15, 1995                          --         27,213             --         27,213          27,213
         To 401-K - March 30, 1995                         --            686             --            686             686
         To DRIP - June 15, 1995                           --             --         23,328             --          23,328
         To 401-K - June 30, 1995                          --             --            662             --             662
         To DRIP - September 15, 1995                      --             --         18,906             --          18,906
         To 401-K - September 30, 1995                     --             --            674             --             674
         To DRIP - December 15, 1995                       --             --         18,360             --          18,360
         To 401-K - January 2, 1996                       703             --            703             --              --
         To PSP- February 16, 1996                      4,220             --          4,220             --              --
         To DRIP - March 15, 1996                      18,615             --         18,615             --              --
         To 401-K - March 30, 1996                        743             --            743             --              --
                                                     --------       --------       --------       --------        --------
Common Shares Outstanding:
         March 31, 1996 & 1995
            respectively                            2,991,038      2,904,827      2,991,038      2,904,827
                                                    =========      =========      =========      =========
         December 31, 1995                                                                                       2,966,757
                                                                                                                 =========
Weighted Average Common Shares Outstanding:
         Days outstanding basis                     2,973,041      2,879,890      2,949,531      2,834,574       2,812,456
                                                    =========      =========      =========      =========       =========

DRIP  =           Dividend Reinvestment Plan
PSP   =           Performance Stock Program
401-K =           Company contribution to employees' 401-K savings plan

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


PART I, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

LIQUIDITY AND CORPORATE RESOURCES

         At March 31, 1996 the Company had $3,991,000 of unused lines of interim bank loan credit available.


RESULT OF OPERATIONS

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended March 31, 1996 increased from that of March 31, 1995 by $41,000, or $.01, per average common share on an increased number of common shares. The improvement in net income resulted from a $268,000 increase in operating revenue, a $47,000 increase in other income and deductions, and a $9,000 decrease in interest and debt expense, partially offset by a $283,000 increase in operating expense.

         The increase in operating revenues is due to a $181,000 increase in metered revenues, resulting from increases in residential and commercial consumption of 3.1% and 1.5%, respectively, and a $87,000 increase in unmetered revenues, primarily resulting from the 400 new customers acquired in August 1995 with the purchase of the Sound View system.

         The increase in other income and deductions is primarily due to a gain realized from the sale of real estate in the first quarter of 1996, and an increase in AFUDC relating to the Subsidiary's investment in the Sound View system. The 1995 DPUC decision approving the Subsidiary's acquisition of the Sound View system allows the capitalization of financing costs incurred by the Company for the acquisition and improvements to the system in a manner similar to AFUDC until the Subsidiary's next change in permanent rates.

         Operating expenses increased 4.2%. The increased expenses include higher wages and employee fringe benefit costs, higher pumping and treatment power costs relating to the increased water production associated with the higher revenues, higher maintenance costs, including snow removal costs resulting from the greater snowfall in 1996, and amortization of Sound View system acquisition costs.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


PART II, ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 26, 1996, at its annual meeting, the stockholders of Connecticut Water Service, Inc. elected the following directors for a three year term until 1999:

                                                                      Number of Common Shares Cast
                                                        ---------------------------------------------------------
                                                                                                     Abstentions
                                                        Affirmative             Negative            and Non-Votes
                                                        -----------             --------            -------------
Harold E. Bigler, Jr.                                    2,484,861                 --                   37,490
Astrid T. Hanzalek                                       2,481,874                 --                   40,477
Frederick E. Hennick                                     2,481,904                 --                   40,447
Donald B. Wilbur                                         2,488,306                 --                   34,045

         Preferred Series A stockholders cast 8,270 affirmative votes for each of the Directors listed above. There were no abstentions.

         Directors whose term of office continue until 1997 are Francis E. Baker, Rudolph E. Luginbuhl, Harvey G. Moger, and Warren C. Packard.

         Directors whose term of office continue until 1998 are Marshall T. Chiaraluce, William F. Guillaume, Marcia L. Hincks, William C. Lichtenfels, and Robert F. Neal.

         Other matters voted on at the annual meeting was the appointment of Arthur Andersen LLP as independent auditor:

                                                                          Number of Shares Cast
                                                         --------------------------------------------------------
                                                                                                      Abstentions
                                                         Affirmative            Negative            and Non-Votes
                                                         -----------            --------            -------------
Common Stock                                             2,453,499               31,855                 36,966
Preferred Series A Stock                                     8,170                  100                     --

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

                                             Connecticut Water Service, Inc.
                                                      (Registrant)


Date:    May 13, 1996                   By   /s/ David C. Benoit

                                             David C. Benoit
                                             Vice President - Finance




Date:    May 13, 1996                   By:  /s/ Peter J. Bancroft

                                             Peter J. Bancroft
                                             Assistant Treasurer