Form 10-Q/A
period 1996-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 1996-05-15
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1996 OR


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