Form 10-Q
period 1996-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 1996-08-12
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1996
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


                                    3,010,073
           Number of shares of common stock outstanding, June 30, 1996

                         CONNECTICUT WATER SERVICE, INC.

                                Financial Report
                             June 30, 1996 and 1995



                                TABLE OF CONTENTS

PART I, ITEM 1:  FINANCIAL STATEMENTS
Consolidated Balance Sheets at June 30, 1996
   and December 31, 1995                                                 Page 3

Consolidated Statements of Capitalization at
   June 30, 1996 and December 31, 1995                                   Page 4

Consolidated Statements of Income for Three Months
   Ended June 30, 1996 and 1995                                          Page 5

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Three Months
   Ended June 30, 1996 and 1995                                          Page 6

Consolidated Statements of Income for Six Months
   Ended June 30, 1996 and 1995                                          Page 7

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Six Months
   Ended June 30, 1996 and 1995                                          Page 8

Consolidated Statements of Income for Twelve Months
   Ended June 30, 1996 and 1995 and for Twelve Months
   Ended March 31, 1996                                                  Page 9

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Twelve Months
   Ended June 30, 1996 and 1995 and for Twelve Months
   Ended March 31, 1996                                                  Page 10

Consolidated Statements of Retained Earnings for Three
   Months Ended June 30, 1996 and 1995                                   Page 11

Consolidated Statements of Retained Earnings for Six
   Months Ended June 30, 1996 and 1995                                   Page 11

Consolidated Statements of Retained Earnings for Twelve
  Months Ended June 30, 1996 and 1995                                    Page 11

Consolidated Statements of Cash Flows for Six Months
   Ended June 30, 1996 and 1995                                          Page 12

Notes to Consolidated Financial Statements                               Page 13

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                          Page 14

Signature Page                                                           Page 15

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 1996 AND DECEMBER 31, 1995

                                                                      JUNE 30,
                                                                        1996          DEC. 31,
ASSETS                                                               (UNAUDITED)        1995
- ------                                                               -----------        ----
                                                                       (THOUSANDS OF DOLLARS)
Utility Plant
  Utility Plant                                                       $188,521        $186,907
  Construction Work in Progress                                          7,368           6,399
  Utility Plant Acquisition Adjustments                                 (1,206)         (1,206)
                                                                      --------        --------
                                                                       194,683         192,100
  Accumulated Provision for Depreciation                               (47,264)        (45,564)
                                                                      --------        --------
    Net Utility Plant                                                  147,419         146,536
                                                                      --------        --------

Investments                                                              1,220           1,096
                                                                      --------        --------

Current Assets
  Cash                                                                     153             124
  Accounts Receivable (Less Allowance, 1996- $173; 1995 - $164)          3,771           3,987
  Accrued Unbilled Revenues                                              2,669           2,814
  Prepayments and Other Current Assets                                     677             704
                                                                      --------        --------
    Total Current Assets                                                 7,270           7,629
                                                                      --------        --------

Deferred Charges
  Unamortized Debt Issuance Expense                                      5,305           5,399
 Taxes Recoverable Through Future Rates                                  9,000           9,000
  Postretirement Benefits Other Than Pension Recoverable
   Through Future Rates                                                    932             932
  Recoverable Contamination Clean-Up Costs                               4,500           4,500
  Prepaid Income Taxes on Contributions in Aid of Construction             578             530
  Other Costs                                                              916             837
                                                                      --------        --------
    Total Deferred Charges                                              21,231          21,198
                                                                      --------        --------

      TOTAL ASSETS                                                    $177,140        $176,459
                                                                      ========        ========

CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization (See accompanying statements)
  Common Stockholders' Equity                                         $ 52,812        $ 51,788
  Preferred Stock                                                          772             772
  Long-Term Debt                                                        54,455          54,460
                                                                      --------        --------
    Total Capitalization                                               108,039         107,020
                                                                      --------        --------

Current Liabilities
  Interim Bank Loans Payable                                             3,104           2,646
  Accounts Payable and Accrued Taxes and Interest                        5,928           7,388
  Accrued Recoverable Contamination Clean-Up Costs                         450             450
  Other                                                                  1,850           1,826
                                                                      --------        --------
    Total Current Liabilities                                           11,332          12,310
                                                                      --------        --------

Long-Term Liabilities
  Accrued Recoverable Contamination Clean-Up Costs                       1,965           2,212
  Advances for Construction                                             13,021          12,610
  Contributions in Aid of Construction                                  18,557          18,551
  Deferred Federal Income Taxes                                         12,107          11,608
  Unfunded Future Income Taxes                                           9,000           9,000
  Unfunded Postretirement Benefits Other Than Pension                      932             932
  Unamortized Investment Tax Credits                                     2,187           2,216
                                                                      --------        --------
    Total Long-Term Liabilities                                         57,769          57,129
                                                                      --------        --------

      TOTAL CAPITALIZATION AND LIABILITIES                            $177,140        $176,459
                                                                      ========        ========


   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                     AT JUNE 30, 1996 AND DECEMBER 31, 1995


                                                                                          JUNE 30,
                                                                                            1996       DEC. 31,
                                                                                         (UNAUDITED)     1995
                                                                                         -----------     ----
                                                                                         (THOUSANDS OF DOLLARS)
Common Stockholders' Equity
  Common Stock Without Par Value Authorized - 7,500,000 Shares;
    Shares Issued and Outstanding: 1996 - 3,010,073; 1995 - 2,966,757                     $ 43,671     $ 42,536
    Stock Issuance Expense                                                                  (1,216)      (1,216)
    Retained Earnings                                                                       10,357       10,468
                                                                                          --------     --------
        Total Common Stockholders' Equity                                                   52,812       51,788
                                                                                          --------     --------

Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                                300          300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share                     472          472
                                                                                          --------     --------
         Total Preferred Stock of Connecticut Water Service, Inc.                              772          772
                                                                                          --------     --------

Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      6.9%     Series Q, due 2021                                                           10,000       10,000
      5 7/8%  Series R, due 2022                                                            14,855       14,860
      6.65%   Series S, due 2020                                                             8,000        8,000
      5 3/4%  Series T, due 2028                                                             5,000        5,000
      5.3%     Series U, due 2028                                                            4,550        4,550
      6.94%   Series V, due 2029                                                            12,050       12,050
                                                                                          --------     --------
        Total Long-Term Debt                                                                54,455       54,460
                                                                                          --------     --------

          TOTAL CAPITALIZATION                                                            $108,039     $107,020
                                                                                          ========     ========




   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                      1996         1995       INCREASE
                                                   (UNAUDITED)  (UNAUDITED)  (DECREASE)
                                                   -----------  -----------  ----------

                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues (See accompanying schedule)       $9,276       $9,179       $  97
                                                     ------       ------       -----

Operating Expenses
  Operation                                           3,367        3,251         116
  Maintenance                                           396          432         (36)
  Depreciation                                          824          812          12
  Federal Income Taxes                                  975          929          46
  Connecticut Corporation Business Taxes                241          248          (7)
  Taxes Other Than Income Taxes
    (See accompanying schedule)                       1,388        1,418         (30)
                                                     ------       ------       -----
       Total Operating Expenses                       7,191        7,090         101
                                                     ------       ------       -----

Utility Operating Income                              2,085        2,089          (4)
                                                     ------       ------       -----

Other Income (Deductions)
  Interest                                               24           34         (10)
  Allowance for Funds Used During Construction           62           16          46
  Other (See accompanying schedule)                      17            9           8
  Taxes on Other Income                                   7            9          (2)
                                                     ------       ------       -----
       Total Other Income (Deductions)                  110           68          42
                                                     ------       ------       -----

Interest and Debt Expense
  Interest on Long-Term Debt                            865          865           0
  Other Interest Charges                                 59           69         (10)
  Amortization of Debt Expense                           47           47           0
                                                     ------       ------       -----
       Total Interest and Debt Expense                  971          981         (10)
                                                     ------       ------       -----

Net Income                                            1,224        1,176          48
Preferred Stock Dividend Requirement                      9            9           0
                                                     ------       ------       -----
Net Income Applicable to Common Stockholders         $1,215       $1,167       $  48
                                                     ======       ======       =====

Weighted Average Common Shares Outstanding            2,994        2,909          85
                                                     ======       ======       =====

Earnings Per Average Common Share                    $ 0.41       $ 0.40       $0.01
                                                     ======       ======       =====

Dividends Per Common Share                           $ 0.42       $ 0.42       $0.00
                                                     ======       ======       =====




   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

             SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                               1996          1995        INCREASE
                                                            (UNAUDITED)   (UNAUDITED)   (DECREASE)
                                                            -----------   -----------   ----------
                                                                  (THOUSANDS OF DOLLARS)
Operating Revenues:
     Residential                                              $5,668        $5,623        $ 45
     Seasonal                                                    132           132           0
     Commercial                                                1,115         1,116          (1)
     Industrial                                                  453           457          (4)
     Public Authority                                            242           255         (13)
     Metered Sales - Temporary and Non-Recurring                   9            11          (2)
     Private Fire                                                227           218           9
     Public Fire                                               1,329         1,312          17
     Acquisition Surcharge and Unmetered Seasonal                 45             0          45
     Other                                                        36            35           1
                                                              ------        ------        ----
     Revenues Billed                                           9,256         9,159          97
     Change in Revenues Accrued                                   20            20           0
                                                              ------        ------        ----

          Total Operating Revenue                             $9,276        $9,179        $ 97
                                                              ======        ======        ====



Taxes - Other Than Income Taxes
     Municipal Taxes                                          $  804        $  839        $(35)
     Payroll Taxes                                               120           120           0
     Connecticut Gross Earnings Tax                              464           459           5
                                                              ------        ------        ----

          Total Other Taxes                                   $1,388        $1,418        $(30)
                                                              ======        ======        ====



Other Income
     Merchandising, Jobbing and Contracting - Net             $    3        $    3        $  0
     Income from Lease of Other Physical Property - Net            8             5           3
     Miscellaneous Non-Operating Income                            7             2           5
     Miscellaneous Income Deductions                              (1)           (1)          0
                                                              ------        ------        ----

          Total Other Income                                  $   17        $    9        $  8
                                                              ======        ======        ====




   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                      1996          1995        INCREASE
                                                   (UNAUDITED)   (UNAUDITED)   (DECREASE)
                                                   -----------   -----------   ----------
                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues (See accompanying schedule)       $18,363       $17,998       $ 365
                                                     -------       -------       -----

Operating Expenses
  Operation                                            6,710         6,307         403
  Maintenance                                            842           851          (9)
  Depreciation                                         1,644         1,625          19
  Federal Income Taxes                                 1,745         1,696          49
  Connecticut Corporation Business Taxes                 430           448         (18)
  Taxes Other Than Income Taxes
    (See accompanying schedule)                        2,837         2,897         (60)
                                                     -------       -------       -----
       Total Operating Expenses                       14,208        13,824         384
                                                     -------       -------       -----

Utility Operating Income                               4,155         4,174         (19)
                                                     -------       -------       -----

Other Income (Deductions)
  Interest                                                48            76         (28)
  Allowance for Funds Used During Construction           114            32          82
  Other (See accompanying schedule)                       47             8          39
  Taxes on Other Income                                    6            10          (4)
                                                     -------       -------       -----
       Total Other Income (Deductions)                   215           126          89
                                                     -------       -------       -----

Interest and Debt Expense
  Interest on Long-Term Debt                           1,730         1,732          (2)
  Other Interest Charges                                 134           151         (17)
  Amortization of Debt Expense                            94            94           0
                                                     -------       -------       -----
       Total Interest and Debt Expense                 1,958         1,977         (19)
                                                     -------       -------       -----

Net Income                                             2,412         2,323          89
Preferred Stock Dividend Requirement                      19            19           0
                                                     -------       -------       -----
Net Income Applicable to Common Stockholders         $ 2,393       $ 2,304       $  89
                                                     =======       =======       =====

Weighted Average Common Shares Outstanding             2,984         2,894          90
                                                     =======       =======       =====

Earnings Per Average Common Share                    $  0.80       $  0.80       $0.00
                                                     =======       =======       =====

Dividends Per Common Share                           $  0.84       $  0.84       $0.00
                                                     =======       =======       =====




   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

             SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                               1996           1995         INCREASE
                                                            (UNAUDITED)    (UNAUDITED)    (DECREASE)
                                                            -----------    -----------    ----------
                                                                     (THOUSANDS OF DOLLARS)
Operating Revenues:
     Residential                                              $11,440        $11,235        $205
     Seasonal                                                     264            264           0
     Commercial                                                 2,177          2,157          20
     Industrial                                                   883            898         (15)
     Public Authority                                             466            468          (2)
     Metered Sales - Temporary and Non-Recurring                    9             11          (2)
     Private Fire                                                 453            436          17
     Public Fire                                                2,658          2,623          35
     Acquisition Surcharge and Unmetered Seasonal                  96              0          96
     Other                                                         62             51          11
                                                              -------        -------        ----
     Revenues Billed                                           18,508         18,143         365
     Change in Revenues Accrued                                  (145)          (145)          0
                                                              -------        -------        ----

          Total Operating Revenue                             $18,363        $17,998        $365
                                                              =======        =======        ====



Taxes - Other Than Income Taxes
     Municipal Taxes                                          $ 1,610        $ 1,680        $(70)
     Payroll Taxes                                                310            317          (7)
     Connecticut Gross Earnings Tax                               917            900          17
                                                              -------        -------        ----

          Total Other Taxes                                   $ 2,837        $ 2,897        $(60)
                                                              =======        =======        ====



Other Income
     Merchandising, Jobbing and Contracting - Net             $    (4)       $   (13)       $  9
     Income from Lease of Other Physical Property - Net            24             12          12
     Miscellaneous Non-Operating Income                            30             12          18
     Miscellaneous Income Deductions                               (3)            (3)          0
                                                              -------        -------        ----

          Total Other Income                                  $    47        $     8        $ 39
                                                              =======        =======        ====




   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE TWELVE MONTHS ENDED JUNE 30, 1996 AND 1995
                 AND FOR THE TWELVE MONTHS ENDED MARCH 31, 1996

                                                            JUNE 30,
                                                      1996           1995         INCREASE       MARCH 31,     INCREASE
                                                   (UNAUDITED)    (UNAUDITED)    (DECREASE)        1996       (DECREASE)
                                                   -----------    -----------    ----------        ----       ----------
                                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues (See accompanying schedule)       $39,715        $38,062        $1,653        $39,618        $  97
                                                     -------        -------        ------        -------        -----

Operating Expenses
  Operation                                           13,807         12,683         1,124         13,691          116
  Maintenance                                          2,017          1,934            83          2,053          (36)
  Depreciation                                         3,177          3,171             6          3,165           12
  Federal Income Taxes                                 3,974          3,848           126          3,928           46
  Connecticut Corporation Business Taxes               1,007            994            13          1,014           (7)
  Taxes Other Than Income Taxes
    (See accompanying schedule)                        5,730          5,722             8          5,760          (30)
                                                     -------        -------        ------        -------        -----
       Total Operating Expenses                       29,712         28,352         1,360         29,611          101
                                                     -------        -------        ------        -------        -----

Utility Operating Income                              10,003          9,710           293         10,007           (4)
                                                     -------        -------        ------        -------        -----

Other Income (Deductions)
  Interest                                               128            128             0            138          (10)
  Allowance for Funds Used During Construction           134            110            24             88           46
  Preferred Stock Dividends of Subsidiary                  0             (1)            1              0            0
  Other (See accompanying schedule)                      151             14           137            143            8
  Taxes on Other Income                                  (37)            17           (54)           (35)          (2)
                                                     -------        -------        ------        -------        -----
       Total Other Income (Deductions)                   376            268           108            334           42
                                                     -------        -------        ------        -------        -----

Interest and Debt Expense
  Interest on Long-Term Debt                           3,460          3,443            17          3,460            0
  Other Interest Charges                                 279            338           (59)           289          (10)
  Amortization of Debt Expense                           188            189            (1)           188            0
                                                     -------        -------        ------        -------        -----
       Total Interest and Debt Expense                 3,927          3,970           (43)         3,937          (10)
                                                     -------        -------        ------        -------        -----

Net Income                                             6,452          6,008           444          6,404           48
Preferred Stock Dividend Requirement                      38             38             0             38            0
                                                     -------        -------        ------        -------        -----
Net Income Applicable to Common Stockholders         $ 6,414        $ 5,970        $  444        $ 6,366        $  48
                                                     =======        =======        ======        =======        =====

Weighted Average Common Shares Outstanding             2,971          2,860           111          2,950           21
                                                     =======        =======        ======        =======        =====

Earnings Per Average Common Share                    $  2.16        $  2.09        $ 0.07        $  2.16        $0.00
                                                     =======        =======        ======        =======        =====

Dividends Per Common Share                           $  1.68        $  1.67        $ 0.01        $  1.68        $0.00
                                                     =======        =======        ======        =======        =====




   The accompanying notes are an integral part of these financial statements.

                                                                         Page 10
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

             SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
               FOR THE TWELVE MONTHS ENDED JUNE 30, 1996 AND 1995
                 AND FOR THE TWELVE MONTHS ENDED MARCH 31, 1996


                                                                   1996           1995          INCREASE      MARCH 31,   INCREASE
                                                                (UNAUDITED)    (UNAUDITED)     (DECREASE)      1996      (DECREASE)
                                                                -----------    -----------     ----------     ---------  ----------
                                                                                         (Thousands of dollars)

Operating Revenues:
     Residential                                                  $24,794        $23,806        $  988        $24,749        $  45
     Seasonal                                                         543            547            (4)           543            0
     Commercial                                                     4,781          4,674           107          4,782           (1)
     Industrial                                                     1,853          1,901           (48)         1,857           (4)
     Public Authority                                               1,088            953           135          1,101          (13)
     Metered Sales - Temporary and Non-Recurring                       69             33            36             71           (2)
     Private Fire                                                     900            866            34            891            9
     Public Fire                                                    5,281          5,203            78          5,264           17
     Acquisition Surcharge and Unmetered Seasonal                     295              0           295             51          244
     Other                                                             97             79            18            295         (198)
                                                                  -------        -------        ------        -------        -----
     Revenues Billed                                               39,701         38,062         1,639         39,604           97
     Change in Revenues Accrued                                        14              0            14             14            0
                                                                  -------        -------        ------        -------        -----

          Total Operating Revenue                                 $39,715        $38,062        $1,653        $39,618        $  97
                                                                  =======        =======        ======        =======        =====

Taxes - Other Than Income Taxes
     Municipal Taxes                                              $ 3,214        $ 3,300        $  (86)       $ 3,249        $ (35)
     Payroll Taxes                                                    532            522            10            532            0
     Connecticut Gross Earnings Tax                                 1,984          1,900            84          1,979            5
                                                                  -------        -------        ------        -------        -----

          Total Other Taxes                                       $ 5,730        $ 5,722        $    8        $ 5,760        $ (30)
                                                                  =======        =======        ======        =======        =====
Other Income
     Merchandising, Jobbing and Contracting - Net                 $    40        $   (17)       $   57        $    40        $   0
     Income from Lease of Other Physical Property - Net                47             22            25             44            3
     Miscellaneous Non-Operating Income                                75             17            58             70            5
     Miscellaneous Income Deductions                                  (11)            (8)           (3)           (11)           0
                                                                 --------        --------       ------        --------       -----

          Total Other Income                                     $    151        $     14       $  137        $    143       $   8
                                                                 ========        ========       ======        ========       =====



The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                          1996         1995
                                                                      (Unaudited)   (Unaudited)
                                                                      -----------   -----------
                                                                       (Thousands of dollars)

Balance at Beginning of Period                                          $10,398       $ 8,969
Net Income                                                                1,224         1,176
                                                                        -------       -------
                                                                         11,622        10,145
                                                                        -------       -------
Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share                            3             3
     Cumulative Preferred, Series $.90, $.225 per share                       6             6
     Common Stock - 1996 $.42 per share; 1995 $.42 per share              1,256         1,220
                                                                        -------       -------
                                                                          1,265         1,229
                                                                        -------       -------

Balance at End of Period                                                $10,357       $ 8,916
                                                                        =======       =======

                 For the Six Months Ended June 30, 1996 and 1995

Balance at Beginning of Period                                          $10,468       $ 9,040
Net Income                                                                2,412         2,323
                                                                        -------       -------
                                                                         12,880        11,363
                                                                        -------       -------
Dividends Declared:
     Cumulative Preferred, Class A, $.40 per share                            6             6
     Cumulative Preferred, Series $.90, $.45 per share                       13            13
     Common Stock - 1996 $.84 per share; 1995 $.84 per share              2,504         2,428
                                                                        -------       -------
                                                                          2,523         2,447
                                                                        -------       -------

Balance at End of Period                                                $10,357       $ 8,916
                                                                        =======       =======

               For the Twelve Months Ended June 30, 1996 and 1995

Balance at Beginning of Period                                          $ 8,916       $ 7,716
Net Income                                                                6,452         6,008
                                                                        -------       -------
                                                                         15,368        13,724
                                                                        -------       -------
Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share                           12            12
     Cumulative Preferred, Series $.90, $.90 per share                       26            26
     Common Stock - 1996 $1.68 per share; 1995 $1.67 per share            4,973         4,770
                                                                        -------       -------
                                                                          5,011         4,808
                                                                        -------       -------

Balance at End of Period                                                $10,357       $ 8,916
                                                                        =======       =======




The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                                                       1996           1995
                                                                                    (UNAUDITED)   (UNAUDITED)
                                                                                    -----------   -----------

                                                                                      (Thousands of dollars)
Operating Activities:
  Net Income Before Preferred Dividends of Parent                                     $ 2,412        $ 2,323
                                                                                      -------        -------
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $48 in 1996, $49 in 1995 charged to other accounts)         1,692          1,676
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues            362            222
      (Increase) Decrease in Other Current Assets                                          27            275
      (Increase) Decrease in Other Non-Current Items                                     (405)          (376)
      Increase (Decrease) in Accounts Payable, Accrued Expenses and
        Other Current Liabilities                                                      (1,436)        (1,486)
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net                                                       470            471
                                                                                      -------        -------
          Total Adjustments                                                               710            782
                                                                                      -------        -------

          Net Cash Provided by Operating Activities                                     3,122          3,105
                                                                                      -------        -------
Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $114 in 1996 and $32 in 1995)                          (2,686)        (2,000)
                                                                                      -------        -------
Financing Activities:
  Proceeds from Interim Bank Loans                                                      3,104          2,600
  Repayment of Interim Bank Loans                                                      (2,646)        (2,700)
  Reduction of Long-Term Debt Including Current Portion                                    (5)          (130)
  Proceeds from Issuance of Common Stock                                                1,135          1,322
  Retirement of Preferred Stock                                                             0            (30)
  Advances, Contributions and Funds From Others for Construction, Net                     528            743
  Cash Dividends Paid                                                                  (2,523)        (2,447)
                                                                                      -------        -------
          Net Cash Provided by (Used in) Financing Activities                            (407)          (642)
                                                                                      -------        -------

Net Increase (Decrease) in Cash                                                            29            463
Cash at Beginning of Year                                                                 124             18
                                                                                      -------        -------

Cash at End of Year                                                                   $   153        $   481
                                                                                      =======        =======
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                             $ 1,864        $ 1,872
    Income Taxes                                                                      $ 1,690        $ 2,175



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

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed:

                                                        3 Months Ended                        12 Months Ended
                                                    ------------------------      ----------------------------------------
                                                     6/30/96        6/30/95        6/30/96        6/30/95        12/31/95
                                                    ---------      ---------      ---------      ---------       ---------
Common Shares Outstanding:
         January 1, 1995                                   --             --             --       --             2,870,559
         July 1, 1995 & 1994
            respectively                                   --             --      2,928,817      2,813,912              --
         April 1, 1996 & 1995
            respectively                            2,991,038      2,940,827             --       --                    --
Common Shares Issued:
         To DRIP - Sept. 15, 1994                          --             --             --         15,397              --
         To 401-K - Sept. 30, 1994                         --             --             --            620              --
         To DRIP - Dec. 15, 1994                           --             --             --         39,980              --
         To 401-K - Dec. 15, 1994                          --             --             --            650              --
         To PSP - Jan. 6, 1995                             --             --             --          6,369           6,369
         To DRIP - March 15, 1995                          --             --             --         27,213          27,213
         To 401-K - March 30, 1995                         --             --             --            686             686
         To DRIP - June 15, 1995                           --         23,328             --         23,328          23,328
         To 401-K - June 30, 1995                          --            662             --            662             662
         To DRIP - September 15, 1995                      --             --         18,906             --          18,906
         To 401-K - September 30, 1995                     --             --            674             --             674
         To DRIP - December 15, 1995                       --             --         18,360             --          18,360
         To 401-K - January 2, 1996                        --             --            703             --              --
         To PSP- February 16, 1996                         --             --          4,220             --              --
         To DRIP - March 15, 1996                          --             --         18,615             --              --
         To 401-K - March 30, 1996                         --             --            743             --              --
         To DRIP - June 15, 1996                       18,281             --         18,281             --              --
         To 401-K - June 30, 1996                         754             --            754             --              --
                                                    ---------      ---------      ---------      ---------
Common Shares Outstanding:
         June 30, 1996 & 1995
            respectively                            3,010,073      2,964,817      3,010,073      2,928,817
                                                    =========      =========      =========      =========
         December 31, 1995                                                                                       2,966,757
                                                                                                                 =========
Weighted Average Common Shares Outstanding:
         Days outstanding basis                     2,994,261      2,908,936      2,970,804      2,860,451       2,812,456
                                                    =========      =========      =========      =========       =========

DRIP  =           Dividend Reinvestment Plan
PSP   =           Performance Stock Program
401-K =           Company contribution to employees' 401-K savings plan

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

LIQUIDITY AND CORPORATE RESOURCES

         At June 30, 1996 the Company had approximately $5,900,000 of unused lines of interim bank loan credit available.


RESULT OF OPERATIONS

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended June 30, 1996 increased from that of June 30, 1995 by $48,000, or $.01, per average common share on an increased number of common shares. The improvement in net income resulted from a $97,000 increase in operating revenue, a $42,000 increase in other income, and a $10,000 decrease in interest and debt expense, partially offset by a $101,000 increase in operating expense.

         The increase in operating revenues is due to a $25,000 increase in metered revenues, primarily resulting from increased residential consumption of 1.5%, and a $72,000 increase in unmetered revenues, primarily resulting from the 400 new customers acquired in August 1995 with the purchase of the Sound View system.

         The increase in other income is primarily due to an increase in AFUDC relating to the Subsidiary's investment in the Sound View system. The 1995 DPUC decision approving the Subsidiary's acquisition of the Sound View system allows the capitalization of financing costs incurred by the Company for the acquisition and improvements to the system in a manner similar to AFUDC until the Subsidiary's next change in permanent rates.

         Operating expenses increased 1.4%. The increased expenses include normal increases in wages and salary expense, higher income taxes due to higher taxable income, and increased depreciation due to increased plant in service, partially offset by lower maintenance and property tax expense.

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the six months ended June 30, 1996 increased from that of June 30, 1995 by $89,000 on an increased number of common shares. The improvement in net income resulted from a $365,000 increase in operating revenue, a $89,000 increase in other income, and a $19,000 decrease in interest and debt expense, partially offset by a $384,000 increase in operating expense.

         The increase in operating revenues is due to a $206,000 increase in metered revenues, primarily resulting from a 2.3% increase in residential consumption, and a $159,000 increase in unmetered revenues, primarily resulting from the 400 new customers acquired in August 1995 with the purchase of the Sound View system.

         The increase in other income is primarily due to an increase in AFUDC relating to the Subsidiary's investment in the Sound View system. The 1995 DPUC decision approving the Subsidiary's acquisition of the Sound View system allows the capitalization of financing costs incurred by the Company for the acquisition and improvements to the system in a manner similar to AFUDC until the Subsidiary's next change in permanent rates.

         Operating expenses increased 2.8%. The increased expenses include normal increases in wages and employee fringe benefit costs, higher income taxes due to higher taxable income, and increased depreciation due to increased plant in service, partially offset by lower property tax expense.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Connecticut Water Service, Inc.
                                                          (Registrant)



Date:    August 12, 1996                   By    /s/ David C. Benoit

                                                 David C. Benoit
                                                 Vice President - Finance




Date:    August 12, 1996                   By:   /s/ Peter J. Bancroft

                                                 Peter J. Bancroft
                                                 Assistant Treasurer