Form 10-Q
period 1996-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 1996-11-12
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1996 OR


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


                                    3,011,433
        Number of shares of common stock outstanding, September 30, 1996

                        CONNECTICUT WATER SERVICE, INC.

                                Financial Report
                           September 30, 1996 and 1995


                                TABLE OF CONTENTS
PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at September 30, 1996
   and December 31, 1995                                         Page 3

Consolidated Statements of Capitalization at
   September 30, 1996 and December 31, 1995                      Page 4

Consolidated Statements of Income for Three Months
   Ended September 30, 1996 and 1995                             Page 5

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Three Months
   Ended September 30, 1996 and 1995                             Page 6

Consolidated Statements of Income for Nine Months
   Ended September 30, 1996 and 1995                             Page 7

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Nine Months
   Ended September 30, 1996 and 1995                             Page 8

Consolidated Statements of Income for Twelve Months
   Ended September 30, 1996 and 1995 and for Twelve Months
   Ended June 30, 1996                                           Page 9

Schedules of Operating Revenues, Taxes Other Than
   Income and Other Income for Twelve Months
   Ended September 30, 1996 and 1995 and for Twelve Months
   Ended June 30, 1996                                           Page 10

Consolidated Statements of Retained Earnings for Three
   Months Ended September 30, 1996 and 1995                      Page 11

Consolidated Statements of Retained Earnings for Nine
   Months Ended September 30, 1996 and 1995                      Page 11

Consolidated Statements of Retained Earnings for Twelve
  Months Ended September 30, 1996 and 1995                       Page 11

Consolidated Statements of Cash Flows for Nine Months
   Ended September 30, 1996 and 1995                             Page 12

Notes to Consolidated Financial Statements                       Page 13

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                  Page 14-15

Signature Page                                                   Page 16

                                                                          Page 3
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                   AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                                        September 30,
                                                                             1996           Dec. 31,
ASSETS                                                                   (Unaudited)          1995
                                                                        -------------     -------------
                                                                            (Thousands of dollars)
Utility Plant
  Utility Plant                                                           $ 189,657        $ 186,907
  Construction Work in Progress                                               9,155            6,399
  Utility Plant Acquisition Adjustments                                      (1,206)          (1,206)
                                                                          ---------        ---------
                                                                            197,606          192,100
  Accumulated Provision for Depreciation                                    (48,133)         (45,564)
                                                                          ---------        ---------
    Net Utility Plant                                                       149,473          146,536
                                                                          ---------        ---------

Investments                                                                   1,192            1,096
                                                                          ---------        ---------

Current Assets
  Cash                                                                           37              124
  Accounts Receivable (Less Allowance, 1996 - $172; 1995 - $164)              3,994            3,987
  Accrued Unbilled Revenues                                                   3,174            2,814
  Prepayments and Other Current Assets                                        1,674              704
                                                                          ---------        ---------
    Total Current Assets                                                      8,879            7,629
                                                                          ---------        ---------

Deferred Charges
  Unamortized Debt Issuance Expense                                           5,258            5,399
  Taxes Recoverable Through Future Rates                                      9,000            9,000
  Postretirement Benefits Other Than Pension Recoverable
   Through Future Rates                                                         932              932
  Recoverable Contamination Clean-Up Costs                                    4,500            4,500
  Prepaid Income Taxes on Contributions in Aid of Construction                  602              530
  Other Costs                                                                   890              837
                                                                          ---------        ---------
    Total Deferred Charges                                                   21,182           21,198
                                                                          ---------        ---------

      TOTAL ASSETS                                                        $ 180,726        $ 176,459
                                                                          =========        =========

CAPITALIZATION AND LIABILITIES

Capitalization (See accompanying statements)
  Common Stockholders' Equity                                             $  54,070        $  51,788
  Preferred Stock                                                               772              772
  Long-Term Debt                                                             54,430           54,460
                                                                          ---------        ---------
    Total Capitalization                                                    109,272          107,020
                                                                          ---------        ---------

Current Liabilities
  Interim Bank Loans Payable                                                  4,895            2,646
  Accounts Payable and Accrued Taxes and Interest                             6,081            7,388
  Accrued Recoverable Contamination Clean-Up Costs                              450              450
  Other                                                                       1,838            1,826
                                                                          ---------        ---------
    Total Current Liabilities                                                13,264           12,310
                                                                          ---------        ---------

Long-Term Liabilities
  Accrued Recoverable Contamination Clean-Up Costs                            1,798            2,212
  Advances for Construction                                                  13,370           12,610
  Contributions in Aid of Construction                                       18,561           18,551
  Deferred Federal Income Taxes                                              12,357           11,608
  Unfunded Future Income Taxes                                                9,000            9,000
  Unfunded Postretirement Benefits Other Than Pension                           932              932
  Unamortized Investment Tax Credits                                          2,172            2,216
                                                                          ---------        ---------
    Total Long-Term Liabilities                                              58,190           57,129
                                                                          ---------        ---------

      TOTAL CAPITALIZATION AND LIABILITIES                                $ 180,726        $ 176,459
                                                                          =========        =========

   The accompanying notes are an integral part of these financial statements.

                                                                          Page 4
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                                               September 30,
                                                                                   1996                 Dec. 31,
                                                                                (Unaudited)               1995
                                                                               ------------          --------------
                                                                                       (Thousands of dollars)
Common Stockholders' Equity
  Common Stock Without Par Value Authorized - 7,500,000 Shares;
    Shares Issued and Outstanding: 1996 - 3,011,433; 1995 - 2,966,757            $ 43,690              $ 42,536
    Stock Issuance Expense                                                         (1,216)               (1,216)
    Retained Earnings                                                              11,596                10,468
                                                                                 --------              --------
        Total Common Stockholders' Equity                                          54,070                51,788
                                                                                 --------              --------

Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                       300                   300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share            472                   472
                                                                                 --------              --------
         Total Preferred Stock of Connecticut Water Service, Inc.                     772                   772
                                                                                 --------              --------

Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
    6.9%    Series Q, due 2021                                                     10,000                10,000
    5 7/8%  Series R, due 2022                                                     14,830                14,860
    6.65%   Series S, due 2020                                                      8,000                 8,000
    5 3/4%  Series T, due 2028                                                      5,000                 5,000
    5.3%    Series U, due 2028                                                      4,550                 4,550
    6.94%   Series V, due 2029                                                     12,050                12,050
                                                                                 --------              --------
        Total Long-Term Debt                                                       54,430                54,460
                                                                                 --------              --------

          TOTAL CAPITALIZATION                                                   $109,272              $107,020
                                                                                 ========              ========

   The accompanying notes are an integral part of these financial statements.

                                                                          Page 5
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                 1996             1995         Increase
                                                              (Unaudited)      (Unaudited)    (Decrease)
                                                              ------------    -------------  -----------
                                                               (In thousands except per share amounts)
Operating Revenues (See accompanying schedule)                 $ 10,981        $ 12,221        ($1,240)
                                                               --------        --------        -------

Operating Expenses
  Operation                                                       2,999           3,470           (471)
  Maintenance                                                       402             482            (80)
  Depreciation                                                      817             813              4
  Federal Income Taxes                                            1,495           1,694           (199)
  Connecticut Corporation Business Taxes                            365             430            (65)
  Taxes Other Than Income Taxes
    (See accompanying schedule)                                   1,478           1,534            (56)
                                                               --------        --------        -------
       Total Operating Expenses                                   7,556           8,423           (867)
                                                               --------        --------        -------

Utility Operating Income                                          3,425           3,798           (373)
                                                               --------        --------        -------

Other Income (Deductions)
  Interest                                                           30              27              3
  Allowance for Funds Used During Construction                       88               6             82
  Other (See accompanying schedule)                                 (29)             65            (94)
  Taxes on Other Income                                               5              (1)             6
                                                               --------        --------        -------
       Total Other Income (Deductions)                               94              97             (3)
                                                               --------        --------        -------

Interest and Debt Expense
  Interest on Long-Term Debt                                        865             865              0
  Other Interest Charges                                             64              63              1
  Amortization of Debt Expense                                       47              47              0
                                                               --------        --------        -------
       Total Interest and Debt Expense                              976             975              1
                                                               --------        --------        -------

Net Income                                                        2,543           2,920           (377)
Preferred Stock Dividend Requirement                                 10              10              0
                                                               --------        --------        -------
Net Income Applicable to Common Stockholders                   $  2,533        $  2,910        ($  377)
                                                               ========        ========        =======

Weighted Average Common Shares Outstanding                        3,010           2,932             78
                                                               ========        ========        =======

Earnings Per Average Common Share                              $   0.84        $   0.99        ($ 0.15)
                                                               ========        ========        =======

Dividends Per Common Share                                     $   0.43        $   0.42        $  0.01
                                                               ========        ========        =======

   The accompanying notes are an integral part of these financial statements.

                                                                          Page 6
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

             SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                         1996           1995          Increase
                                                      (Unaudited)    (Unaudited)     (Decrease)
                                                      -----------    -----------     ----------
                                                              (Thousands of dollars)
Operating Revenues:
     Residential                                        $ 6,552       $ 7,063       ($  511)
     Seasonal                                               133           140            (7)
     Commercial                                           1,318         1,427          (109)
     Industrial                                             534           519            15
     Public Authority                                       288           347           (59)
     Metered Sales - Temporary and Non-Recurring             30            35            (5)
     Private Fire                                           229           222             7
     Public Fire                                          1,329         1,311            18
     Acquisition Surcharge and Unmetered Seasonal            45           148          (103)
     Other                                                   18            14             4
                                                        -------       -------       -------
     Revenues Billed                                     10,476        11,226          (750)
     Change in Revenues Accrued                             505           995          (490)
                                                        -------       -------       -------

          Total Operating Revenue                       $10,981       $12,221       ($1,240)
                                                        =======       =======       =======



Taxes - Other Than Income Taxes
     Municipal Taxes                                    $   831       $   802       $    29
     Payroll Taxes                                           98           122           (24)
     Connecticut Gross Earnings Tax                         549           610           (61)
                                                        -------       -------       -------

          Total Other Taxes                             $ 1,478       $ 1,534       ($   56)
                                                        =======       =======       =======

Other Income
     Merchandising, Jobbing and Contracting - Net       ($   40)      $    52       ($   92)
     Income from Lease of Other Physical Property - Net       7             8            (1)
     Miscellaneous Non-Operating Income                       8             8             0
     Miscellaneous Income Deductions                         (4)           (3)           (1)
                                                        -------       -------       -------

          Total Other Income                            ($   29)      $    65       ($   94)
                                                        =======       =======       =======

   The accompanying notes are an integral part of these financial statements.

                                                                          Page 7
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                       1996          1995        Increase
                                                                    (Unaudited)   (Unaudited)   (Decrease)
                                                                    -----------   -----------   ----------
                                                                   (In thousands except per share amounts)
Operating Revenues (See accompanying schedule)                        $29,344       $30,219       ($875)
                                                                      -------       -------      ------

Operating Expenses
  Operation                                                             9,709         9,777         (68)
  Maintenance                                                           1,244         1,333         (89)
  Depreciation                                                          2,461         2,438          23
  Federal Income Taxes                                                  3,240         3,390        (150)
  Connecticut Corporation Business Taxes                                  795           878         (83)
  Taxes Other Than Income Taxes
    (See accompanying schedule)                                         4,315         4,431        (116)
                                                                      -------       -------      ------
       Total Operating Expenses                                        21,764        22,247        (483)
                                                                      -------       -------      ------

Utility Operating Income                                                7,580         7,972        (392)
                                                                      -------       -------      ------

Other Income (Deductions)
  Interest                                                                 78           103         (25)
  Allowance for Funds Used During Construction                            202            38         164
  Other (See accompanying schedule)                                        18            73         (55)
  Taxes on Other Income                                                    11             9           2
                                                                      -------       -------      ------
       Total Other Income (Deductions)                                    309           223          86
                                                                      -------       -------      ------

Interest and Debt Expense
  Interest on Long-Term Debt                                            2,595         2,597          (2)
  Other Interest Charges                                                  198           214         (16)
  Amortization of Debt Expense                                            141           141           0
                                                                      -------       -------      ------
       Total Interest and Debt Expense                                  2,934         2,952         (18)
                                                                      -------       -------      ------

Net Income                                                              4,955         5,243        (288)
Preferred Stock Dividend Requirement                                       29            29           0
                                                                      -------       -------      ------
Net Income Applicable to Common Stockholders                          $ 4,926       $ 5,214       ($288)
                                                                      =======       =======      ======

Weighted Average Common Shares Outstanding                              2,993         2,907          86
                                                                      =======       =======      ======

Earnings Per Average Common Share                                     $  1.65       $  1.79      ($0.14)
                                                                      =======       =======      ======

Dividends Per Common Share                                            $  1.27       $  1.26      $ 0.01
                                                                      =======       =======      ======

   The accompanying notes are an integral part of these financial statements.

                                                                          Page 8
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

             SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                         1996            1995        Increase
                                                      (Unaudited)     (Unaudited)   (Decrease)
                                                      ------------   ------------  -----------
                                                            (Thousands of dollars)
Operating Revenues:
     Residential                                        $ 17,992        $ 18,298        ($306)
     Seasonal                                                397             404           (7)
     Commercial                                            3,495           3,584          (89)
     Industrial                                            1,417           1,417            0
     Public Authority                                        754             815          (61)
     Metered Sales - Temporary and Non-Recurring              39              46           (7)
     Private Fire                                            682             658           24
     Public Fire                                           3,987           3,934           53
     Acquisition Surcharge and Unmetered Seasonal            141             148           (7)
     Other                                                    80              65           15
                                                        --------        --------        -----
     Revenues Billed                                      28,984          29,369         (385)
     Change in Revenues Accrued                              360             850         (490)
                                                        --------        --------        -----

          Total Operating Revenue                       $ 29,344        $ 30,219        ($875)
                                                        ========        ========        =====



Taxes - Other Than Income Taxes
     Municipal Taxes                                    $  2,441        $  2,482        ($ 41)
     Payroll Taxes                                           408             439          (31)
     Connecticut Gross Earnings Tax                        1,466           1,510          (44)
                                                        --------        --------        -----

          Total Other Taxes                             $  4,315        $  4,431        ($116)
                                                        ========        ========        =====


Other Income
     Merchandising, Jobbing and
       Contracting - Net                                ($    44)       $     39        ($ 83)
     Income from Lease of Other Physical
       Property - Net                                         31              20           11
     Miscellaneous Non-Operating Income                       38              20           18
     Miscellaneous Income Deductions                          (7)             (6)          (1)
                                                        --------        --------        -----

          Total Other Income                            $     18        $     73        ($ 55)
                                                        ========        ========        =====

   The accompanying notes are an integral part of these financial statements.

                                                                          Page 9
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                  AND FOR THE TWELVE MONTHS ENDED JUNE 30, 1996

                                                             September 30,
                                                          1996            1995       Increase     June 30,          Increase
                                                       (Unaudited)    (Unaudited)   (Decrease)      1996            (Decrease)
                                                       -----------    -----------    --------    -----------       ------------
                                                                        (In thousands except per share amounts)
Operating Revenues (See accompanying schedule)          $ 38,475        $39,261       ($786)       $ 39,715        ($1,240)
                                                        --------        -------       -----        --------        -------

Operating Expenses
  Operation                                               13,336         12,992         344          13,807           (471)
  Maintenance                                              1,937          2,011         (74)          2,017            (80)
  Depreciation                                             3,181          3,213         (32)          3,177              4
  Federal Income Taxes                                     3,775          4,099        (324)          3,974           (199)
  Connecticut Corporation Business Taxes                     942          1,076        (134)          1,007            (65)
  Taxes Other Than Income Taxes
    (See accompanying schedule)                            5,674          5,829        (155)          5,730            (56)
                                                        --------        -------       -----        --------        -------
       Total Operating Expenses                           28,845         29,220        (375)         29,712           (867)
                                                        --------        -------       -----        --------        -------

Utility Operating Income                                   9,630         10,041        (411)         10,003           (373)
                                                        --------        -------       -----        --------        -------

Other Income (Deductions)
  Interest                                                   131            129           2             128              3
  Allowance for Funds Used During Construction               216             86         130             134             82
  Other (See accompanying schedule)                           57             73         (16)            151            (94)
  Taxes on Other Income                                      (31)            12         (43)            (37)             6
                                                        --------        -------       -----        --------        -------
       Total Other Income (Deductions)                       373            300          73             376             (3)
                                                        --------        -------       -----        --------        -------

Interest and Debt Expense
  Interest on Long-Term Debt                               3,460          3,454           6           3,460              0
  Other Interest Charges                                     280            299         (19)            279              1
  Amortization of Debt Expense                               188            188           0             188              0
                                                        --------        -------       -----        --------        -------
       Total Interest and Debt Expense                     3,928          3,941         (13)          3,927              1
                                                        --------        -------       -----        --------        -------

Net Income                                                 6,075          6,400        (325)          6,452           (377)
Preferred Stock Dividend Requirement                          38             38           0              38              0
                                                        --------        -------       -----        --------        -------
Net Income Applicable to Common Stockholders            $  6,037        $ 6,362       ($325)       $  6,414        ($  377)
                                                        ========        =======       =====        ========        =======

Weighted Average Common Shares Outstanding                 2,991          2,890         101           2,971             20
                                                        ========        =======       =====        ========        =======

Earnings Per Average Common Share                       $   2.02        $  2.20       ($0.18)      $   2.16        ($ 0.14)
                                                        ========        =======       =====        ========        =======

Dividends Per Common Share                              $   1.69        $  1.68       $0.01        $   1.68        $  0.01
                                                        ========        =======       =====        ========        =======

   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

             SCHEDULE OF OPERATING REVENUES, TAXES OTHER THAN INCOME
                                AND OTHER INCOME
             FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                  AND FOR THE TWELVE MONTHS ENDED JUNE 30, 1996

                                                1996            1995         Increase      June 30,       Increase
                                             (Unaudited)     (Unaudited)    (Decrease)       1996        (Decrease)
                                             -----------     -----------    -----------     -------      ----------

                                                           (Thousands of dollars)
Operating Revenues:
     Residential                              $ 24,283        $ 24,218        $  65        $ 24,794        ($  511)
     Seasonal                                      536             547          (11)            543             (7)
     Commercial                                  4,672           4,749          (77)          4,781           (109)
     Industrial                                  1,868           1,876           (8)          1,853             15
     Public Authority                            1,029           1,048          (19)          1,088            (59)
     Metered Sales -
       Temporary and Non-Recurring                  64              45           19              69             (5)
     Private Fire                                  907             874           33             900              7
     Public Fire                                 5,299           5,222           77           5,281             18
     Acquisition Surcharge
       and Unmetered Seasonal                      192             148           44             295           (103)
     Other                                         101              84           17              97              4
                                              --------        --------        -----        --------        -------
     Revenues Billed                            38,951          38,811          140          39,701           (750)
     Change in Revenues Accrued                   (476)            450         (926)             14           (490)
                                              --------        --------        -----        --------        -------

          Total Operating Revenue             $ 38,475        $ 39,261        ($786)       $ 39,715        ($1,240)
                                              ========        ========        =====        ========        =======



Taxes - Other Than Income Taxes
     Municipal Taxes                          $  3,243        $  3,333        ($ 90)       $  3,214        $    29
     Payroll Taxes                                 508             535          (27)            532            (24)
     Connecticut Gross Earnings Tax              1,923           1,961          (38)          1,984            (61)
                                              --------        --------        -----        --------        -------

          Total Other Taxes                   $  5,674        $  5,829        ($155)       $  5,730        ($   56)
                                              ========        ========        =====        ========        =======



Other Income
     Merchandising, Jobbing and
        Contracting - Net                     ($    52)       $     25        ($ 77)       $     40        ($   92)
     Income from Lease of Other
        Physical Property - Net                     46              25           21              47             (1)
     Miscellaneous Non-Operating Income             75              32           43              75              0
     Miscellaneous Income Deductions               (12)             (9)          (3)            (11)            (1)
                                              --------        --------        -----        --------        -------

          Total Other Income                  $     57        $     73        ($ 16)       $    151        ($   94)
                                              ========        ========        =====        ========        =======


   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                        1996         1995
                                                                    (Unaudited)   (Unaudited)
                                                                    -----------   -----------

                                                                     (Thousands of dollars)

Balance at Beginning of Period                                       $10,357       $ 8,916
Net Income                                                             2,543         2,920
                                                                     -------       -------
                                                                      12,900        11,836
                                                                     -------       -------

Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share                         3             3
     Cumulative Preferred, Series $.90, $.225 per share                    7             7
     Common Stock - 1996 $.43 per share; 1995 $.42 per share           1,294         1,230
                                                                     -------       -------
                                                                       1,304         1,240
                                                                     -------       -------

Balance at End of Period                                             $11,596       $10,596
                                                                     =======       =======

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Balance at Beginning of Period                                       $10,468       $ 9,040
Net Income                                                             4,955         5,243
                                                                     -------       -------
                                                                      15,423        14,283
                                                                     -------       -------

Dividends Declared:
     Cumulative Preferred, Class A, $.60 per share                         9             9
     Cumulative Preferred, Series $.90, $.675 per share                   20            20
     Common Stock - 1996 $1.27 per share; 1995 $1.26 per share         3,798         3,658
                                                                     -------       -------
                                                                       3,827         3,687
                                                                     -------       -------

Balance at End of Period                                             $11,596       $10,596
                                                                     =======       =======


             FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Balance at Beginning of Period                                       $10,596       $ 9,080
Net Income                                                             6,075         6,400
                                                                     -------       -------
                                                                      16,671        15,480
                                                                     -------       -------

Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share                        12            12
     Cumulative Preferred, Series $.90, $.90 per share                    26            26
     Common Stock - 1996 $1.69 per share; 1995 $1.68 per share         5,037         4,846
                                                                     -------       -------
                                                                       5,075         4,884
                                                                     -------       -------

Balance at End of Period                                             $11,596       $10,596
                                                                     =======       =======


   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                                       1996            1995
                                                                                   (Unaudited)      (Unaudited)
                                                                                   -----------      -----------

                                                                                      (Thousands of dollars)
Operating Activities:
  Net Income Before Preferred Dividends                                               $ 4,955        $ 5,243
                                                                                      -------        -------

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $82 in 1996, $76 in 1995 charged to other accounts)         2,543          2,514
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues           (366)        (1,814)
      (Increase) Decrease in Other Current Assets                                        (970)           (55)
      (Increase) Decrease in Other Non-Current Items                                     (495)          (293)
      Increase (Decrease) in Accounts Payable, Accrued Expenses and
        Other Current Liabilities                                                      (1,295)          (232)
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net                                                       705            457
                                                                                      -------        -------
          Total Adjustments                                                               122            577
                                                                                      -------        -------

          Net Cash Provided by Operating Activities                                     5,077          5,820
                                                                                      -------        -------

Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $202 in 1996 and $38 in 1995)                          (5,613)        (5,247)
                                                                                      -------        -------

Financing Activities:
  Proceeds from Interim Bank Loans                                                      4,895          3,244
  Repayment of Interim Bank Loans                                                      (2,646)        (2,700)
  Reduction of Long-Term Debt Including Current Portion                                   (30)          (140)
  Proceeds from Issuance of Common Stock                                                1,154          1,829
  Retirement of Preferred Stock                                                             0            (30)
  Advances, Contributions and Funds From Others for Construction, Net                     903          1,027
  Cash Dividends Paid                                                                  (3,827)        (3,687)
                                                                                      -------        -------
          Net Cash Provided by (Used in) Financing Activities                             449           (457)
                                                                                      -------        -------

Net Increase (Decrease) in Cash                                                           (87)           116
Cash at Beginning of Year                                                                 124             18
                                                                                      -------        -------

Cash at End of Year                                                                   $    37        $   134
                                                                                      =======        =======

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                             $ 3,397        $ 3,403
    Income Taxes                                                                      $ 2,415        $ 2,880


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

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed:

                                                         3 Months Ended                       12 Months Ended
                                                  -------------------------       -----------------------------------------
                                                   9/30/96         9/30/95         9/30/96         9/30/95        12/31/95
                                                  ---------       ---------       ---------       ---------       ---------
Common Shares Outstanding:

  January 1, 1995                                        --              --              --              --       2,870,559

  October 1, 1995 & 1994
     respectively                                        --              --       2,948,397       2,829,929              --

  July 1, 1996 & 1995
     respectively                                 3,010,091       2,928,817              --              --              --

Common Shares Issued:

  To DRIP - Dec. 15, 1994                                --              --              --          39,980              --

  To 401-K - Dec. 15, 1994                               --              --              --             650              --

  To PSP - Jan. 6, 1995                                  --              --              --           6,369           6,369

  To DRIP - March 15, 1995                               --              --              --          27,213          27,213

  To 401-K - March 30, 1995                              --              --              --             686             686

  To DRIP - June 15, 1995                                --              --              --          23,328          23,328

  To 401-K - June 30, 1995                               --              --              --             662             662

  To DRIP - September 15, 1995                           --          18,906              --          18,906          18,906

  To 401-K - September 30, 1995                          --             674              --             674             674

  To DRIP - December 15, 1995                            --              --          18,360              --          18,360

  To 401-K - January 2, 1996                             --              --             703              --              --

  To PSP - February 16, 1996                             --              --           4,220              --              --

  To DRIP - March 15, 1996                               --              --          18,615              --              --

  To 401-K - March 30, 1996                              --              --             743              --              --

  To DRIP - June 15, 1996                                --              --          18,299              --              --

  To 401-K - June 30, 1996                               --              --             754              --              --

  To PSP - July 1, 1996                                 687              --             687              --              --

  To DRIP - September 15, 1996                           --              --              --              --              --

  To 401-K - September 30, 1996                         655              --             655              --              --
                                                  ---------       ---------       ---------       ---------       ---------
Common Shares Outstanding:

  September 30, 1996 & 1995
     respectively                                 3,011,433       2,948,397       3,011,433       2,948,397
                                                  =========       =========       =========       =========

  December 31, 1995                                                                                               2,966,757
                                                                                                                  =========

Weighted Average Common Shares Outstanding:

  Days outstanding basis                          3,010,310       2,932,112       2,990,514       2,889,566       2,918,417
                                                  =========       =========       =========       =========       =========


DRIP  =  Dividend Reinvestment Plan
PSP   =  Performance Stock Program
401-K =  Company contribution to employees' 401-K savings plan

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

LIQUIDITY AND CORPORATE RESOURCES

         At September 30, 1996 the Company had $7,105,000 of unused lines of interim bank loan credit available.

         Effective August 15, 1996, the following modifications to the Company's Dividend Reinvestment Plan (DRIP) were enacted:

-        Optional cash payments expanded from a quarterly to a monthly basis.

- Optional cash payments can be made in the range of $25 to $1,000 per month.

-        The 5% discount on reinvested dividends has been discontinued.

- The Company increased its financial flexibility by adding the option of providing DRIP shares through open market purchases, negotiated transactions, or through the previous method of issuing new shares.

         To meet its September DRIP requirement, the Company chose to purchase shares on the open market. The purchase was financed by short-term debt which is generally a less expensive form of financing than the prior method of issuing equity.

RESULT OF OPERATIONS

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the nine months ended September 30, 1996 decreased from that of September 30, 1995 by $288,000, or $.14 a share, on an increased number of common shares outstanding. The reduction in net income resulted from a $392,000 decrease in operating income partially offset by a $86,000 increase in other income and a $18,000 decrease in interest and debt expense.

         Operating revenues decreased $875,000, or 2.9%. A $960,000 decrease in metered revenues is partially offset by a $85,000 increase in non-metered revenues. Metered revenues declined on an increased customer base primarily due to the extreme differences in the 1996 and 1995 summer weather. In 1995, the Company's customers, on average, consumed higher than normal volumes of water due to the unusually hot and dry summer. In comparison, the 1996 summer weather was cooler and wetter than normal, causing customer usage, on average, to decline. The increase in non-metered revenue is primarily due to increases in the basis upon which fire protection revenue is charged.

         Operating expenses decreased $483,000, or 2.2%. Reduced taxable earnings and revenues caused the related tax expenses to decline $277,000. The remaining decrease in operating expenses is due to a $72,000 reduction in municipal and payroll taxes, a $89,000 reduction in maintenance expense and a $68,000 reduction in operation expense, partially offset by a $23,000 increase in depreciation expense.

         The increase in other income is primarily due to AFUDC like treatment being recorded on the Subsidiary's investment in its Sound View water system. The 1995 DPUC decision, approving the Subsidiary's acquisition of this system, allows the capitalization of financing costs incurred by the Company for acquisition and improvements in a manner similar to AFUDC until the Subsidiary's next change in permanent rates.

         The decrease in interest and debt expense is primarily due to lower balances of short-term debt outstanding during the first six months of 1996.

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended September 30, 1996 decreased from that of September 30, 1995 by $377,000, or $.15 a share, on an increased number of common shares outstanding. The reduction in net income primarily resulted from a $1,240,000 decrease in operating revenue, partially offset by a $867,000 decrease in operating expenses.

         The decline in operating revenues is due to a $1,166,000 decrease in metered revenues and a $74,000 decrease in non-metered revenues. Metered revenues decreased on a higher customer base primarily due to the extreme differences in the 1996 and 1995 summer weather. In 1995, the Company's customers, on average, consumed higher than normal volumes of water due to the unusually hot and dry summer. In comparison, the 1996 summer weather was cooler and wetter than normal, causing customer usage, on average, to decline. The decrease in non-metered revenue is primarily due to a timing difference in the recognition of revenues related to the customers of the Sound View water system, acquired during the third quarter of 1995. In 1995, the first three quarters of revenues for these flat-rate customers were recorded all in the third quarter. In comparison, during 1996, the revenues were spread evenly throughout the year.

         The decline in operating expenses is primarily due to reduced taxes resulting from the reduction in taxable income and revenues, a decrease in operation expense partially due to lower production, treatment and distribution costs associated with the reduction in the volume of water sold, and a decrease in maintenance expense.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Connecticut Water Service, Inc.
                                               (Registrant)



Date:    November 12, 1996          By    /s/ David C. Benoit
                                          ------------------------------
                                          David C. Benoit
                                          Vice President - Finance




Date:    November 12, 1996          By:   /s/ Peter J. Bancroft
                                          ------------------------------
                                          Peter J. Bancroft
                                          Assistant Treasurer