Form 10-K
period 1996-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 1997-03-26
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


(X) Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1996 or

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of the registrant's voting Common Stock, computed on the price of such stock at the close of business on February 28, 1997 is $87,376,000.

                                    3,012,981

         Number of shares of Common Stock outstanding, February 28, 1997




                       DOCUMENTS INCORPORATED BY REFERENCE

                                                 Part of Form 10-K Into Which
         Document                                  Document is Incorporated
         --------                                  ------------------------

Definitive Proxy Statement, dated                           Part III
March 19, 1997, for Annual Meeting of
Shareholders to be held on April 25, 1997.

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

          The Company was organized in 1956 under the General Statutes of Connecticut as Suburban Water Service, Inc. and has been engaged in the business of acquiring and operating water companies through controlling stock ownership. In addition to operating its core business, CWC offers related services on a contract basis to other water utilities, communities, and businesses. These services range from one-time contracts for a particular service to long-term assignments for system operations and management. In 1975, the Company changed its name to Connecticut Water Service, Inc. after acquiring all of the outstanding Common Stock of CWC. CWC's First Mortgage Bonds are held primarily by institutional investors. The Company is a non-operating company whose income is derived from the earnings on the Common Stock of CWC.

         The profitability of the operations of the water utility industry generally and of CWC (and hence the Company) is largely dependent on the timeliness and adequacy of the rates allowed by utility regulatory commissions. In addition, profitability is dependent on numerous factors over which CWC has little or no control, such as the quantity of rainfall and temperature in a given period of time, industrial demand, prevailing rates of interest for short and long-term borrowings, energy rates, and compliance with environmental and water quality regulations. In addition, inflation and other factors beyond the Company's or CWC's control impact the cost of construction, materials and employee costs. See "Business - Financing", "Business - Rates", and "Business -Regulation".

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

          CWC supplies water and, in most instances, provides fire protection through three separate operating regions in all or portions of 32 towns in Connecticut. The service areas have an estimated total population of approximately 216,000 based on DPUC population estimates of 3.5 people per average household. During the twelve months ended December 31, 1996, approximately 64% of the Company's consolidated operating revenues were received from residential customers, 12% from commercial customers, 5% from industrial customers, 3% from public authority customers, and 16% from public fire protection and other customers.

          Each of the operating regions serves a separate franchise area. Rates are the same for all regions. The systems of the three operating regions are not physically interconnected.

         The following table sets forth the percentage of the Company's utility plant in service at each of CWC's operating regions as of December 31, 1996:

                                                 Utility Plant
        Regions                             Dollars          Percent
        -------                             -------          -------
        Northern                          $89,268,000          46%
        Shoreline                          54,655,000          28%
        Naugatuck                          49,124,000          26%
                                         ------------         ----
                                         $193,047,000         100%
                                         ============         ====


          At December 31, 1996, 61,813 customers were served by CWC. At that date, all customers were metered except fire protection customers and 380 customers of the Sound View Water System, acquired in 1995. The Company requires all applicants for new service, other than fire protection, to be metered.

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

         WATER SUPPLY

          The estimated minimum dependable yields of sources of water supply for each of the operating regions' transmission and distribution systems, as set forth under "Business - CWC Production Facilities as of December 31, 1996" are in excess of present average daily consumption. Except for requests for voluntary conservation in the summers of 1988 and, in the Shoreline Region only, 1995, no restrictions on water use have been required in over 25 years.

         Water is secured from both surface and subsurface supplies and supplied through interconnections with other water systems. In 1996, surface sources provided approximately 57% of the supply, well supplies provided approximately 41%, and interconnections with other systems supplied 2%. Studies are made periodically to determine the supply and distribution needs of the regions. A major study, covering a fifty year planning period required of all water companies supplying 1,000 or more persons, was completed in 1987 and submitted to the Connecticut Department of Public Health (DPH) for approval. An updated plan must be prepared every five years or as requested by the DPH. Updated plans for each of CWC's water systems have been prepared and approved by DPH.

         See "Business - Construction Program", "Business - Rates" and "Business
- Regulation".

         OPERATING REGIONS

                                    NORTHERN

         The Northern Region is composed of eight separate systems, not interconnected, as listed below:


                                                                          Number of
                                                                          Customers
    System                    Towns (or Portions Thereof) Served         at 12/31/96
    ------                    ----------------------------------         -----------
Western (including            Suffield, Windsor Locks, East
the former Tolland            Granby, Enfield, East Windsor, South
Aqueduct System)              Windsor, Vernon, Ellington, Tolland             28,471
Somers                        Somers                                             411
Crescent Lake                 Enfield                                            158
Stafford Springs              Stafford                                         1,034
Lakewood/Lakeview             Coventry                                           179
Nathan Hale                   Coventry                                            39
Llynwood                      Bolton, Vernon                                      76
Reservoir Heights             Vernon                                              22
                                                                              ------
                                                                              30,390
                                                                              ======



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

         The Western System has three emergency standby interconnections with the water system of the Metropolitan District Commission (MDC) (a public water and sewer authority presently serving the City of Hartford and portions of surrounding towns), one in South Windsor and two in Windsor Locks. The Western System also has an emergency interconnection with the water system of the Hazardville Water Company in Enfield. During 1995 an interconnection was completed between the Somers System and the water system of the Hazardville Water Company in Somers to provide water to the Hazardville Water Company.

         See "Business - Franchises" with respect to proposals that the MDC expand its operations into the Northern Region and that MDC take over CWC's operations in South Windsor.

                                    SHORELINE

         The Shoreline Region is composed of four separate systems, not interconnected, as listed below:


                                                                     Number of
                                                                     Customers
   System                   Towns (or Portions Thereof) Served      at 12/31/96
   ------                   ----------------------------------      -----------
Guilford                    Guilford, Old Saybrook, Westbrook,
                            Clinton, Madison                             15,665
Chester                     Chester, Deep River, Essex                    2,315
Chester Village West        Chester                                          11
Sound View                  Old Lyme                                        380
                                                                         ------
                                                                         18,371
                                                                         ======


         The territory served is primarily residential with some commercial and industry. In 1996 CWC successfully negotiated the purchase of three small water companies, all in southeastern Connecticut. CWC expects these acquisitions to be approved by the DPUC in 1997. These systems will increase revenue approximately $200,000 and increase the customer base by 525.

                                    NAUGATUCK

         The Naugatuck Region is composed of four separate systems, not interconnected, as listed below:


                                                             Number of
                                                             Customers
  System            Towns (or Portions Thereof) Served      at 12/31/96
  ------            ----------------------------------      -----------
Central            Naugatuck, City of Waterbury, Beacon
                   Falls, Bethany, Prospect                      8,688
Terryville         Plymouth, Thomaston                           1,950
Thomaston          Thomaston                                     1,186
Collinsville       Canton, Avon, Burlington                      1,228
                                                                ------
                                                                13,052
                                                                ======


         The territory served is residential and industrial including a municipality which represented approximately 7.4% of the region's 1996 revenues.

         Water for the Collinsville System is supplied under an agreement with the MDC from treatment facilities drawing from a large surface water reservoir owned by the MDC. See "Item 2. Properties" for a description of this agreement.

                        Consolidated Operating Statistics


                                                              Year Ended December 31,
                                                1996       1995        1994        1993        1992
                                              -------     -------     -------     -------     -------
Customers (Average)
  Residential Metered                          55,784      55,107      54,464      53,988      53,509
  Commercial Metered                            3,953       3,906       3,827       3,797       3,790
  Industrial Metered                              365         368         364         366         323
  Public Authorities Metered                      472         470         467         466         429
  Fire Protection and Other                     1,023         993         960         941         915
                                              -------     -------     -------     -------     -------
        Total                                  61,597      60,844      60,082      59,558      58,966
                                              =======     =======     =======     =======     =======

Production (Millions of Gallons)
  Residential Metered Sales                     3,862       3,988       3,874       3,915       3,734
  Commercial Metered Sales                        904         934         908         918         921
  Industrial Metered Sales                        441         446         460         438         507
  Public Authorities Metered Sales                220         227         179         179         169
                                              -------     -------     -------     -------     -------
      Total Metered Consumption                 5,427       5,595       5,421       5,450       5,331
  Fire Protection, Company Use
    and Unaccounted For                           612         777         808         756         692
                                              -------     -------     -------     -------     -------
        Total                                   6,039       6,372       6,229       6,206       6,023
                                              =======     =======     =======     =======     =======

Operating Revenues (Thousands of Dollars)
  Residential Metered                         $24,669     $25,345     $24,488     $24,574     $23,541
  Commercial Metered                            4,716       4,852       4,696       4,745       4,729
  Industrial Metered                            1,861       1,868       1,922       1,851       2,100
  Public Authorities Metered                    1,050       1,090         893         903         856
  Fire Protection and Other                     6,296       6,195       6,130       6,058       5,964
                                              -------     -------     -------     -------     -------
        Total                                 $38,592     $39,350     $38,129     $38,131     $37,190
                                              =======     =======     =======     =======     =======

Average Revenue per 1,000 Gallons
  Residential Metered                         $  6.39     $  6.36     $  6.32     $  6.28     $  6.30
  Commercial Metered                          $  5.22     $  5.19     $  5.17     $  5.17     $  5.13
  Industrial Metered                          $  4.22     $  4.19     $  4.18     $  4.23     $  4.14
  Public Authorities Metered                  $  4.77     $  4.80     $  4.99     $  5.04     $  5.07

Miles of Distribution Mains
  (End of Period)                                 980         970         955         950         945

         CONSTRUCTION PROGRAM

         The projected capital expenditures of CWC are established annually by management and are reviewed and revised from time to time to the extent necessary to meet changing conditions, including adequacy of rate relief, customer demand, revised construction schedules, water quality requirements, pollution control requirements and inflation.

         The Company currently estimates that CWC's 1997-1999 construction program, excluding plant financed by customer advances and contributions in aid of construction and amounts representing an allowance for funds used during construction (AFUDC), will aggregate approximately $20,830,000 which includes routine improvements to the water system of approximately $4,250,000 each year, approximately $900,000 for clean-up of the Reynolds Bridge Well Field (see "Item
3. Legal Proceedings"), and $5,425,000 for construction costs of an interim alternative to construction of a new Rockville Water Treatment Plant (RWTP), which has been delayed indefinitely. Said alternative involves modifications to the existing RWTP and distribution system. The new RWTP will be constructed when required by increased demand or increased Safe Drinking Water Act (SDWA) requirements.

         The $20,830,000 construction expenditures for 1997 through 1999, mentioned above, include approximately $6,000,000 for all known costs of studies and construction of facilities to comply with existing SDWA regulations. Construction expenditures which may be required in the future to comply with Federal and State regulations, which have not yet been issued but which are required under the SDWA, are excluded.


         FINANCING

         The Company and CWC expect to finance a significant portion of the anticipated $20,830,000 construction expenditures through 1999 with net funds generated from operations (net cash provided by operating activities less dividends paid). Net funds generated from operations were $5,436,000, $6,070,000, and $6,220,000 for the years 1996, 1995 and 1994, respectively (see
Consolidated Statements of Cash Flows for additional information). Construction and other expenditures in excess of net funds generated from operations are expected to be financed through short-term interim bank loans which may be refinanced through the sale of Preferred Stock and/or long or medium-term unsecured debt by CWC and/or the Company, and/or the sale of First Mortgage Bonds by CWC and of Common Stock by the Company when financial market conditions are considered favorable by management. CWC expects to receive the proceeds of any such financings by the Company in the form of advances or capital contributions.

         The Company and CWC currently have lines of credit aggregating $12,000,000, consisting of conventional lines of credit with four banks, which management considers adequate at this time. As of December 31, 1996, the Company had approximately $5,800,000 of borrowings outstanding under these lines of credit.

         Because of changes in the Federal tax laws, the amount of new tax-exempt debt which may be issued by, or under the authority of, the State of Connecticut is limited. CWC has not received a tax exempt allocation since 1988. Although CWC has been able to refund all of its approximately $42,000,000 of existing tax-exempt borrowings with tax-exempt refunding borrowings since 1990, it is uncertain whether future tax-exempt allocations from the State will be available to CWC or the Company. The unavailability of tax-exempt financings will require the Company and/or CWC to issue traditional taxable debt securities and will increase the cost of long-term debt financing. During the period 1979 through 1988 approximately $43,000,000 of tax-exempt long-term debt was issued by CWC to finance construction expenditures.

         The Company has no legal restrictions on the issuance of its debt. The ability of CWC to issue additional long or medium-term secured debt to finance future construction expenditures depends in part on meeting the applicable provisions of CWC's First Mortgage Indenture with respect to the coverage of earnings over interest requirements. These provisions require, for the issuance of additional First Mortgage Bonds, minimum earnings coverage before income taxes of two times pro forma annual interest charges on such mortgage debt. The interest coverage under this formula at year end has been: 1996 - 4.28 times interest charges, 1995 - 4.29 times, 1994 - 4.12 times, 1993 - 4.17 times, and 1992 - 3.97 times.

         CWC's coverage of interest charges on all long-term debt at year end has been: 1996 - 4.28 times interest charges, 1995 - 4.29 times, 1994 - 4.12 times, 1993 - 4.17 times, and 1992 - 3.56 times.

                     CWC'S TIMES COVERAGE OF ANNUAL INTEREST
                            ON LONG-TERM INDEBTEDNESS

                                                    Year Ended December 31,
                                   1996          1995          1994          1993          1992
                                 --------      --------      --------      --------      --------
                                                     (Thousands of Dollars)
Utility Operating Income (a)     $ 10,161      $ 10,053      $  9,690      $ 10,018      $ 10,066
Federal and State Income Tax        4,812         4,950         4,756         4,673         4,050
State Income Tax -
Capitalization           (b)         (157)         (150)         (150)         (140)         (140)
                                 --------      --------      --------      --------      --------

Net Operating Earnings           $ 14,816      $ 14,853      $ 14,296      $ 14,551      $ 13,976
                                 ========      ========      ========      ========      ========
Annual Interest on First
Mortgage Bonds           (c)     $  3,458      $  3,460      $  3,468      $  3,492      $  3,524
                                 ========      ========      ========      ========      ========
Times Interest Coverage  (d)         4.28          4.29          4.12          4.17          3.97
                                 ========      ========      ========      ========      ========
Annual Interest on Unsecured
Promissory Notes         (c)           --            --            --            --           404
                                 --------      --------      --------      --------      --------

Annual Interest on Long-Term
Debt                             $  3,458      $  3,460      $  3,468      $  3,492      $  3,928
                                 ========      ========      ========      ========      ========
Times Interest Coverage  (e)         4.28          4.29          4.12          4.17          3.56
                                 ========      ========      ========      ========      ========


(a) Connecticut Water Service, Inc.'s utility operating income for the years 1996 to 1992 is $10,128, $10,022, $9,655, $9,983, and $10,033,
         respectively.

(b)      Amount of minimum State income tax based on the capitalization method.

(c)      Includes interest on current portion payable.

(d) Net Operating Earnings divided by Annual Interest on First Mortgage Bonds per provisions of CWC's First Mortgage Indenture.

(e) Net Operating Earnings divided by Annual Interest on Long-Term Debt per provisions of CWC's First Mortgage Indenture.

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

                   CWC'S TIMES COVERAGE OF ANNUAL INTEREST AND
                        ANNUAL PREFERRED STOCK DIVIDENDS
                IN ACCORDANCE WITH ARTICLES OF GENERAL PREFERENCE

                                                Year Ended December 31,
                                    1996         1995       1994        1993        1992
                                   -------     -------     -------     -------     -------
                                                (Thousands of Dollars)
Utility Operating Income           $10,161     $10,053     $ 9,690     $10,018     $10,066
Other Income (a)                       161         243         155         193         187
                                   -------     -------     -------     -------     -------
  Gross Earnings Available for
  Coverage                         $10,322     $10,296     $ 9,845     $10,211     $10,253
                                   =======     =======     =======     =======     =======
Annual Interest on Funded
Debt (b)                           $ 3,458     $ 3,460     $ 3,468     $ 3,492     $ 3,928
Annual Dividend on Preferred
Stock (c)                               --          --           2         288         294
                                   -------     -------     -------     -------     -------
    Total Charges                  $ 3,458     $ 3,460     $ 3,470     $ 3,780     $ 4,222
                                   =======     =======     =======     =======     =======
Times Interest Coverage               2.98        2.97        2.83        2.70        2.43
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

         The Company's issuance of Common Stock over the past five years are as detailed below. The $7,350,000 net proceeds from these sales were invested in CWC in the form of capital contributions.

  - The Company issued 1,769 shares of Common Stock during 1993, 2,468 shares during 1994, 2,022 shares during 1995, and 3,505 shares during 1996, pursuant to the Company's Employee Savings 401- K Match Plan.

  - The Company issued 2,338 shares of Common Stock during 1992, 3,074 shares during 1993, 4,061 shares during 1994, 6,369 shares during 1995, and 4,907 shares during 1996, pursuant to the Company's Performance Stock Program.

  - The Company issued 37,868 shares of Common Stock during 1992, 33,803 during 1993, 74,053 during 1994, 87,807 during 1995, and 36,914 shares during 1996, pursuant to its Dividend Reinvestment and Common Stock Purchase Plan (DRIP).

         There are currently no legal limits on the amount of short-term borrowings which may be incurred by the Company or CWC. Should construction expenditures exceed management's current expectations, the Company will continue to be dependent upon its ability to issue and sell additional amounts of Common Stock, mortgage bonds of CWC and (either through the Company or CWC) Preferred Stock and long or medium-term debt to limit short-term borrowing to appropriate levels. However, the availability of these methods of financing cannot be assured. The Company believes that the sale of such additional securities will continue to depend primarily on the adequacy and timeliness of regulatory action on future rate applications of CWC, on general conditions in securities markets and on favorable market appraisal of the securities of the Company and CWC, including the Company's Common Stock.

         RATES

         The rates of CWC have been established under the jurisdiction of, and approved by, the DPUC. It is the Company's policy to seek rate relief as necessary to enable CWC to achieve an adequate rate of return.

         CWC has not applied for a rate increase during the last six years.

         CWC's last rate increase was requested in 1990, became effective March 25, 1991, and was based upon an allowed rate of return of 12.7% on Common Stock equity and 10.74% on rate base.

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

         Under certain circumstances the DPUC, in consultation with the DPH, can order a water company with good managerial and technical resources to acquire the water system of another company to assure the availability and potability of water for customers of the company to be acquired. In 1989 the DPUC promulgated regulations permitting the DPUC to approve a surcharge to be applied to rates charged by water utilities in order to cover the costs incurred to acquire the other system and to make improvements as required. CWC expects to apply for the application of such a surcharge with respect to any mandated water system acquisition. Although there is no assurance that any other such surcharge will be permitted such a surcharge was permitted in 1995 when the DPUC and DPH ordered CWC to acquire the assets and facilities of the Sound View Water Company in Old Lyme.

         In 1993 the DPUC approved regulations which would permit a water company to apply for a limited rate adjustment to compensate for the effect of changes in certain costs. These costs include rate changes related to the cost of purchased water, energy, and taxes. CWC expects to apply for the application of this type of adjustment in the future when appropriate. There is no assurance that any such rate adjustment will be permitted.

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

         In 1976, the Connecticut General Assembly created a study commission to evaluate the feasibility of expanding the water supply services of the MDC to include the towns of East Granby, East Windsor, Enfield, Somers, Suffield and Windsor Locks. These towns are in the service areas of and are served in part by CWC's Northern Region. On February 1, 1978, the study commission reported to the Governor and the General Assembly that the expansion was feasible and recommended that the General Assembly authorize the towns of East Granby, Suffield and Windsor Locks to take immediate steps to acquire water services from the MDC. It further recommended that the enabling legislation provide a mechanism for the towns of Enfield, East Windsor and Somers, after adequate technical, financial and institutional studies, to take the steps necessary to acquire water services from the MDC. The study commission made no recommendation in its report with respect to the method of implementation of any MDC expansion and did not discuss CWC's status or that of its water facilities should MDC provide such service. The General Assembly has not taken any action on the report. In 1990, CWC agreed, pursuant to the Connecticut Plan (see "Business - Regulation") that MDC would have the exclusive right to serve that part of East Granby which is not adjacent to Bradley International Airport and which is not presently being served by CWC. Legislation passed in the 1994 General Assembly provided a mechanism for water utility customers to petition to the DPUC to determine if the rates of the public service company are comparably excessive in consideration of the economic development in the area within which the company is located and in comparison to other similar companies. To date there have not been any such petitions filed with the DPUC pertaining to CWC. Legislation that would have had the effect of enabling the DPUC to order a transfer to MDC of CWC's service territory in South Windsor was introduced in the 1996 General Assembly but did not pass. The Company has opposed, and will continue to oppose, vigorously any extension of MDC water operations within its service areas and any effort to permit the takeover by any municipal or other authority of any significant portion of CWC's service areas.

         It is not possible at this time to assess the likelihood of any legislation being enacted to implement these or similar recommendations or the impact of any such legislation on CWC and the Company, but such impact could be substantial. There can be no assurance that the Connecticut General Assembly will not take action to authorize such a takeover. As of December 31, 1996, CWC's Northern Region, which includes customers in the towns mentioned above, represented 46% of the Company's consolidated utility plant.

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

         The Company, which is not an operating utility company, is not a "public service company" within the meaning of the Connecticut General Statutes and is not generally subject to regulation by the DPUC. DPUC approval is necessary, however, before the Company may acquire or exercise control over any public service company. In connection with the affiliation with CWC, the Company amended its Certificate of Incorporation to prohibit the Company and any subsidiary of the Company from engaging, unless approved by the DPUC, in any business or activity which is not subject to regulation by the DPUC. The Company has no present intention of engaging, either directly or through any subsidiary, in any business or activity which is not subject to regulation by the DPUC. The Company is currently providing management and/or operating services to other water supply or waste water systems through CWC. If the Company were to determine it appropriate to provide any of these services through a new subsidiary of the Company, DPUC approval would be required.

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

         The Federal Clean Water Act requires permits for discharges of effluents into navigable waters and requires that all discharges of pollutants comply with federally approved state water quality standards. The DEP has adopted, and the federal government has approved, water quality standards of receiving waters. A joint Federal and State permit system has been established to ensure that applicable effluent limitations and water quality standards are met in connection with the construction and operation of facilities which affect or discharge into state or interstate waters. CWC has received all such requisite permits. A new general permit and permit renewal program for water treatment waste water discharges was adopted by DEP in 1995. Although the new program has some stricter monitoring and reporting requirements, CWC is in compliance with the new program and the additional costs, while increased from the period before the program was adopted, are not substantial.

         In 1984, all CWC's dams were registered with DEP as required under Public Act 83-38. DEP is required to investigate and periodically inspect most registered dams to ensure they are safely maintained. CWC was also subject to the requirements of the National Dam Inspection Act which required the United States Army Corps of Engineers to inspect certain dams. These inspections were completed in 1981 and the Army Corps' participation ended. Six of said dams have been inspected and, although certain modifications and further studies have been required, no material problems with respect to these dams have been reported. While the Company recognizes that a certain degree of risk is attached to CWC's ownership of dams in connection with its water collection system, the Company believes that all of CWC's dams are well maintained and are structurally stable. CWC has completed any necessary modifications to all but one of the six dams. CWC believes that the future cost of such compliance at that dam will be less than $2,000,000. These costs are considered in CWC's projected capital expenditures (see "Construction Program".)

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

1986 Amendments -

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

         Although unable to meet the three year timetable required by the SDWA amendments, EPA has actively developed the 83 drinking water standards in six phases. Phase I, volatile organic chemicals, was promulgated in 1987 and initial and continued monitoring of sources has taken place. Phase II, which contains 26 synthetic organic chemicals including pesticides and seven inorganic chemicals, was promulgated in 1991 with initial monitoring for systems serving more than 500 people beginning in 1993. Phase IIB, the aldicarbs and derivatives, was promulgated in 1992 but implementation is currently delayed by court order. Lead and copper, which were originally included in Phase II, were promulgated in 1991 and monitoring for large systems (serving more than 50,000 people) and medium systems (serving 3,301 to 50,000 people) began in 1992, small system monitoring (serving 3,300 people or less) began in July, 1993. Phase III, radionuclides, including radon, has been proposed but promulgation has been delayed by law and is now expected to be delayed for several more years. Phase IV, the Surface Water Treatment Rule, was promulgated in 1989 and became effective June 29, 1993. Phase V, other synthetic organic chemicals and inorganic chemicals, was promulgated in 1992 and monitoring was implemented at the same time as Phase II. Phase VIA, disinfectants and disinfection by-products, is EPA's first list of 25 additional compounds to be regulated. Phase VIA was scheduled for promulgation in 1996. Phase VIB, additional organic and inorganic compounds, is no longer required.

1996 Amendments -

         In 1996 the Safe Drinking Water Act was reauthorized by Congress and signed into law. Several of the schedules for implementation of various regulations have been changed. The new law eliminated the requirement to regulate 25 new contaminants every three years and replaced it with a requirement that the EPA consider five new contaminants for regulation every five years. Accordingly, Phase VIB, Organic and Inorganic chemicals, will not be scheduled for regulation, although some contaminants included in Phase VIB will be considered for regulation in future years.

         EPA's Phase VIA, Disinfectant and Disinfection Byproducts, which was proposed in 1994 to be implemented in two stages, is presently scheduled to be promulgated by November 1998 for Stage 1. The Interim Enhanced Surface Water Treatment Role is expected to be promulgated at the same time. Stage II of Disinfectant and Disinfectant Byproducts and the final ESWTR will not be promulgated until at least 2002.

         Radionuclides, formerly Phase II, are expected to be promulgated in late 2000 or early 2001. The Ground Water Disinfection Rule can be issued at any time after August 6, 1999, but not later than the promulgation of the Stage II D/DBP rule. Arsenic must be proposed by January 2000 and promulgated by January 2001. Aldicarb and derivatives, formerly Phase 11B, may be withdrawn and reproposed. Finally, a decision to regulate sulfate must be made by 2001. If the decision is to regulate, the final rule must be complete by 2005.

         The 1996 law also requires that the EPA, in proposing any new drinking water regulations, show that such regulations will improve public health. In addition, such regulations must be subjected to a cost-benefit analysis.

         The SDWA amendments also require EPA to establish criteria and rules which provide for filtration of surface water supplies and disinfection of all public water supplies. The Surface Water Treatment Rule mandates filtration for surface supplies which do not meet stringent requirements and establishes performance criteria for the operation of filtration plants. This rule also establishes guidelines which may redefine some public water supplies which have traditionally been considered groundwater as surface supplies subject to the provisions of the rule. The Company has tested its groundwater supplies. Determination by the State as to which groundwater supplies are considered to be under the direct influence of surface water, and therefore subject to the Surface Water Treatment Rule, has been completed. CWC has no groundwater supplies so determined to be under the direct influence of surface water. Connecticut has adopted the Surface Water Treatment Rule into its regulations and does not allow for exceptions to the filtration requirement. The draft Ground Water Disinfection Rule was published in 1992 and is not expected to be proposed for several more years. This rule may require disinfection and increased disinfection contact time to be added to groundwater supplies.

         Through December 31, 1996, the Company has expended approximately $41,970,000 in constructing facilities and conducting aquifer mapping necessary to comply with the requirements of the SDWA. CWC believes that it is in substantial compliance with regulations promulgated by the EPA and DPH, as currently applied, although portions of the costs involved in modifying the RWTP are required to enable CWC to continue to meet SDWA requirements. Connecticut's aquifer protection legislation not only requires aquifer mapping, but also requires DEP, in consultation with DPH and DPUC, to prepare guidelines for acquisition by water companies of lands surrounding public water supply wellfields. The extent to which those guidelines, not yet prepared, might lead to regulations requiring the Company to purchase additional land around its wellfields is not known at this time. The Company anticipates spending an additional $1,750,000 on required aquifer mapping. Although the Company cannot predict either the substance of the regulations required by the 1996 SDWA amendments which have not yet been promulgated or their impact on CWC, the primary impact on CWC is expected to be in the area of increased monitoring and reporting although it is possible that such regulations may require modifications to existing filtration facilities. Construction of new facilities may be required for certain groundwater sources. It is possible that costs of compliance by CWC could be substantial.

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

         EMPLOYEES

         As of December 31, 1996, CWC employed 162 full-time and part-time employees. The Company has no employees other than its officers, who are also officers of CWC and whose compensation is paid by CWC. All full-time employees of CWC who meet specified age and length of service requirements participate in an Employee's Retirement Plan which is a non-contributory trusteed pension plan and provides for a monthly income for employees at retirement. None of the employees is covered by a collective bargaining agreement. Management believes that its relationship with its employees is satisfactory.

         In the first quarter of 1997 CWC offered an early retirement plan to its employees who will be 55 or older as of July 1, 1997. This offer covers 18 current employees who must notify the company of their decision to accept or reject the offer by May 7, 1997. CWC does not know at this time the number of employees that will choose to accept this offer.

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

         CWC has an agreement with the MDC, to provide, among other things, the operation and maintenance by MDC of a filtration plant (completed in 1990) to supply treated water for substantially all of CWC's Collinsville System, with a capacity of 650,000 gallons per day, and the provision by MDC to CWC's Collinsville System of up to 650,000 gallons per day of water from this plant meeting all applicable Federal and State requirements. CWC has paid 40% of the cost of construction of this plant and pays MDC an appropriate rate for water used by CWC in excess of 400,000 gallons per day.

         As of December 31, 1996, the transmission and distribution systems of CWC consisted of approximately 980 miles of main, of which approximately 40 miles have been laid in the past five years. On that date, approximately 75% of CWC's mains were eight-inch diameter or larger. Substantially all new main installations are cement-lined ductile iron pipe of eight-inch diameter or larger. Approximately 100 miles of the Company's pipelines are asbestos cement.

         From January 1, 1992 through December 31, 1996, CWC added $36,643,000 of gross plant additions (including plant financed by customer advances and contributions in aid of construction, allowance for funds used during construction and expenditures by CWC reimbursed by any other sources), and retired or sold property having a book value of $2,137,000, resulting in net additions during the period of $34,506,000.

                CWC PRODUCTION FACILITIES AS OF DECEMBER 31, 1996

                                                     Total                Dependable             Greatest              1996
                                                    Storage                Yield (1)            Avg. Daily          Avg. Daily
                                                   Capacity               (thousands             Delivery            Delivery
                                                  (thousands              of gallons            (thousands          (thousands
                                                  of gallons)              per day)             of gallons)         of gallons)
                                                ----------------       ------------------    ------------------    -------------
Northern Region:
  Western System
    Enfield-East Windsor System Wells                                              7,200
    Suffield System Wells                                                            200
    South Windsor Wells                                                              720
    Ellsworth Wells                                                                  100
    Lake Shenipsit                                    5,050,000                   11,200
    Talcottville Well                                                                300
    Vernon Wells                                                                     690
    Windsor Locks Wells                                                              300
    Tolland Aqueduct Wells (16)                                                       42
                                                                       -----------------
                                                                                  20,752            9,026 (2)             8,028
                                                                       -----------------     ------------            ----------
  Somers System Wells                                                                390              120 (7)               114
                                                                       -----------------     ------------            ----------
  Crescent Lake System (4)                                                            --               32 (7)                32
                                                                       -----------------     ------------            ----------
  Reservoir Heights (6)                                                               --                5 (7)                 4
                                                                       -----------------     ------------            ----------
  Stafford Springs System

    #4 Reservoir                                         51,000 ]
    #3 Reservoir                                         15,000 ]                    700
    #2 Reservoir                                         60,000 ]
                                                                       -----------------

                                                                                     700              629 (8)               480
                                                                       -----------------     ------------            ----------
  Llynwood System Wells                                                               30               13 (3)                 9
                                                                       -----------------     ------------            ----------
  Lakewood/Lakeview System Wells                                                      49               30 (5)                24
                                                                       -----------------     ------------            ----------
  Nathan Hale System Wells                                                            20                9 (8)                 5
                                                                       -----------------     ------------            ----------
Shoreline Region:
  Guilford System
    Killingworth & Kelseytown Reservoirs                273,000                    2,300
    Wells                                                                          4,540
                                                                       -----------------
                                                                                   6,840            3,676 (9)             3,240
                                                                       -----------------    -------------           -----------
  Chester System

    Upper and Lower Reservoirs                          176,000 ]
    Turkey Hill Reservoir - Haddam                      149,000 ]                  1,200
    Wilcox Reservoir - Chester                           65,000 ]
    Deuse Pond - Chester                                  4,800 ]

    Well                                                                             190
                                                                       -----------------
                                                                                   1,390              900 (10)              590
                                                                       -----------------     ------------            ----------

   Chester Village West Wells                                                         30               13 (17)               13
                                                                       -----------------     ------------            ----------
   Sound View System Wells                                                           124               42 (17)               42
                                                                       -----------------     ------------            ----------

                CWC PRODUCTION FACILITIES AS OF DECEMBER 31, 1996

                                            Total              Dependable         Greatest             1996
                                           Storage             Yield (1)         Avg. Daily         Avg. Daily
                                           Capacity            (thousands         Delivery           Delivery
                                          (thousands           of gallons        (thousands         (thousands
                                         of gallons)            per day)        of gallons)        of gallons)
                                         -------------       ---------------   ---------------     -------------
Naugatuck Region:
  Central System

    Long Hill Reservoir                       506,000 ]
    Twitchell Reservoir                         1,000 ]
    Candee Reservoirs (11)                      7,000 ]               3,600
    W. H. Moody Reservoir                     335,000 ]
    Straitsville Reservoir                      7,000 ]
    Mulberry Reservoir                         50,000 ]
    Beacon Valley Brook Supply                     -- ]

    Meshaddock Brook Supply                                             300
    Wells                                                             1,000
                                                                    -------

                                                                      4,900        4,970 (13)        2,753
                                                                    -------       ------           -------

  Terryville System
    Harwinton Ave. Reservoir (11)              14,800                    50
    Wells                                                               910
                                                                    -------

                                                                        960          498 (2)           478
                                                                    -------       ------           -------

  Thomaston System
    Thomaston Reservoir (11)                   93,000                   310
    Wells                                                                 0
    Waterbury Interconnection (12)                                      864
                                                                    -------

                                                                      1,174          852 (14)          347
                                                                    -------       ------           -------

  Collinsville System
    Water Acquired by Contract (15)                                     650
    Reservoir (distribution)                      100
                                                                    -------

                                                                        650          391 (3)           354
                                                                    -------       ------           -------

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

(16)     Connected to Northern Region, Western System on August 9, 1995.

(17)     Occurred in 1996.

ITEM 3.           LEGAL PROCEEDINGS

During the latter part of 1992 it was discovered that the CWC's Reynolds Bridge well field in Thomaston, Connecticut, was contaminated with methyl tertiary butyl ether ("MTBE"), a gasoline additive. At this time CWC and a responsible party are implementing an appropriate remediation program to clean up the well site. In 1994 legal action was initiated against the two parties deemed responsible for such contamination in order to obtain recovery of CWC's investigation, clean-up and water treatment and supply costs. The lawsuit is still in the discovery stage. The magnitude of such costs is presently estimated to be $5,400,000, or more, of which approximately $2,350,000 has been incurred at December 31, 1996, and $300,000 is expected to be incurred in 1997. The clean-up process may take ten years or more to complete. The Company has reflected the total estimated clean-up costs as a deferred asset in the accompanying consolidated balance sheets representing costs which management believes will be recoverable from third parties or future rates. A related liability has been recorded representing expected future clean-up costs. CWC is presently purchasing water from a public water supply system to provide service to its customers at normal levels. Based upon existing DPUC precedent, the Company and its legal counsel presently believe that any such costs which are not recovered from third parties should be allowed to be recovered through rates charged for water service and that the ultimate resolution of this matter will not have a material impact on the results of operations or financial condition of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4.1 EXECUTIVE OFFICERS OF THE COMPANY



                                                                    Period Held or               Term of Office
      Name                  Age          Office                    Prior Position                   Expires
     ------                 ---         --------                   --------------                  --------
M. T. Chiaraluce             54        President and               Held position of                 1997 Annual
                                       Chief Executive             President since                  Meeting
                                       Officer                     January, 1992 and
                                                                   Chief Executive
                                                                   Officer position
                                                                   with the Company
                                                                   since July, 1992

W. F. Guillaume              64        Vice President -            Held current                     1997 Annual
                                       Engineering and             position or other                Meeting
                                       Planning                    executive position
                                                                   with the Company
                                                                   since April, 1970

D. C. Benoit                 39        Vice President -            Held current                     1997 Annual
                                       Finance,                    position or other                Meeting
                                       Accounting and              executive position
                                       Treasurer                   with the Company
                                                                   since April, 1996

J. R. McQueen                54        Vice President -            Held current                     1997 Annual
                                       Customer Service            position or other                Meeting
                                       and Government              management or
                                       Affairs                     engineering
                                                                   position with the
                                                                   Company since
                                                                   October, 1965

K. W. Kells                  53        Vice President -            Held current                     1997 Annual
                                       Design and                  position or other                Meeting
                                       Construction                engineering
                                                                   position with the
                                                                   Company since June,
                                                                   1970

V. F. Susco, Jr.             45        Vice President -            Held current                     1997 Annual
                                       Administration              position or                      Meeting
                                       and Secretary               engineering
                                                                   position with the
                                                                   Company since May,
                                                                   1978

T. P. O'Neill                43        Vice President -            Held current                     1997 Annual
                                       Operations                  position or other                Meeting
                                                                   engineering
                                                                   position with the
                                                                   Company since
                                                                   February, 1980

P. J. Bancroft               47        Assistant                   Held current                     1997 Annual
                                       Treasurer and               position or other                Meeting
                                       Controller                  accounting position
                                                                   with the Company
                                                                   since October, 1979

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


                                   Price
                            ------------------               Dividends
        Period              High           Low                  Paid
        ------              ----           ---                  ----
1996:
     First Quarter         $28.25        $26.25                 $ .42
     Second Quarter         27.00         25.00                   .42
     Third Quarter          29.50         24.75                   .43
     Fourth Quarter         30.50         28.50                   .43
1995:
     First Quarter          24.75         22.75                   .42
     Second Quarter         25.75         23.75                   .42
     Third Quarter          27.00         24.75                   .42
     Fourth Quarter         28.25         26.00                   .42

         As of March 1, 1997 there were approximately 5,600 holders of record of the Company's Common Stock.

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

    The income of the Company is derived mainly from earnings on its equity investment in CWC. At December 31, 1996, the retained earnings of CWC aggregated $12,339,000. As a result of dividend restrictions contained in CWC's mortgage indenture and Preferred Stock provisions, the amount of cash dividends payable on CWC's common equity capital out of CWC's retained earnings was limited to $12,089,000.

         The Company has a Dividend Reinvestment and Common Stock Purchase Plan. Under the plan, customers and employees of CWC and holders of Common Stock who elect to participate may automatically reinvest all or specified percentages of their dividends in additional shares of Common Stock and may also make optional cash payments of up to $1,000 per month to purchase additional shares of Common Stock. The Company may issue authorized but unissued shares of Common Stock to meet the requirements of the plan, or buy the shares on the open market at its discretion. 1,500,000 shares have been registered with the Securities and Exchange Commission for that purpose. Under the plan, approximately 780,000 shares had been issued by the Company as of December 31, 1996.

         The Company has a Performance Stock Program that provides for an aggregate maximum of up to 50,000 shares of Common Stock of the Company to be issued as awards of restricted stock to eligible employees of CWC, conditioned on the attainment of performance goals established by the Salary Committee. Under the plan approximately 20,750 shares, 6,350 of which are restricted, had been issued by the Company as of December 31, 1996.

         The Company has an Employee Savings 401-K Match Plan. Under the Plan approximately 9,750 shares of Common Stock had been issued by the Company as of December 31, 1996.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

SUPPLEMENTAL INFORMATION (UNAUDITED)

SELECTED FINANCIAL DATA
(Thousands of dollars except where indicated)
Years Ended December 31,                                         1996         1995         1994          1993        1992
----------------------------------------------------------------------------------------------------------------------------
INCOME
Operating Revenues                                            $   38,592   $   39,350   $   38,129   $   38,131   $   37,190
Operating Expenses                                            $   28,464   $   29,328   $   28,474   $   28,148   $   27,157
Operating Income                                              $   10,128   $   10,022   $    9,655   $    9,983   $   10,033
Interest and Debt Expense                                     $    3,967   $    3,946   $    3,940   $    4,338   $    4,872
Net Income Applicable to Common Stock                         $    6,565   $    6,325   $    5,842   $    5,529   $    5,111
Weighted Average Common Shares Outstanding                     2,997,337    2,918,417    2,812,456    2,769,347    2,728,573
Earnings Per Average Common Share                             $     2.19   $     2.17   $     2.08   $     2.00   $     1.87
Number of Shares Outstanding at Year End                       3,012,083    2,966,757    2,870,559    2,789,977    2,751,331
ROE on Year End Common Equity                                       12.1%        12.2%        12.2%        12.2%        11.8%
Cash Dividends Paid Per Common Share                          $     1.70   $     1.68   $     1.65   $     1.64   $     1.61
Dividend Payout Ratio                                               77.6%        77.4%        79.3%        82.0%        86.1%

BALANCE SHEET
Common Stockholders' Equity                                   $   54,395   $   51,788   $   47,983   $   45,160   $   43,138
Long-Term Debt                                                $   54,430   $   54,460   $   54,600   $   51,600   $   51,600
Preferred Stock (Consolidated, Excluding Current Maturities)  $      772   $      772   $      772   $    3,748   $    3,772
----------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                          $  109,597   $  107,020   $  103,355   $  100,508   $   98,510
Stockholders' Equity (Includes Preferred Stock)                       50%          49%          47%          49%          48%
Long-Term Debt                                                        50%          51%          53%          51%          52%
Net Utility Plant                                             $  153,898   $  146,536   $  140,784   $  137,568   $  135,697
Book Value - Per Common Share                                 $    18.06   $    17.46   $    16.72   $    16.19   $    15.68

* 1987 includes $1,004 net income, $.48 per average common share, related to cumulative effect of Change in Method of Accounting for unbilled revenues.


OPERATING DATA
(Thousands of dollars)                                           1996         1995         1994         1993         1992
----------------------------------------------------------------------------------------------------------------------------
REVENUE CLASS
Residential                                                   $   24,669   $   25,345   $   24,488   $   24,574   $   23,541
Commercial                                                         4,640        4,852        4,696        4,745        4,729
Industrial                                                         1,861        1,868        1,922        1,851        2,100
Public Authority                                                   1,050        1,090          893          903          856
Fire Protection                                                    6,227        6,129        6,021        5,967        5,881
Other                                                                145           66          109           91           83
----------------------------------------------------------------------------------------------------------------------------
Total Operating Revenues                                      $   38,592   $   39,350   $   38,129   $   38,131   $   37,190
============================================================================================================================

Number of Customers (Average)                                     61,597       60,844       60,082       59,558       58,966
Billed Consumption (Millions of Gallons)                           5,427        5,595        5,421        5,450        5,331
Number of Employees                                                  162          163          164          168          179

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES - During the first two quarters of 1996 the Dividend Reinvestment and Common Stock Purchase Plan (DRIP) provided over $900,000 of new equity capital, increasing the common stock equity component of the Company's capitalization to 50%, up from 48% in 1995. To assist the Company in maintaining a 50/50 Equity to Debt ratio, the Company modified its DRIP to give the Company increased financial flexibility through the option of being able to provide DRIP shares through open market purchases and negotiated transactions, in addition to the previous method of issuing new shares. To meet the DRIP requirements in the second half of 1996 the Company chose to purchase shares on the open market. These purchases allowed the Company to maintain the 50/50 Equity to Debt ratio, and have been financed with short-term debt, a less expensive form of financing than issuance of equity for the Company at this time.

Utility plant additions were financed through cash provided by operating activities, funds received from others, funds provided by the DRIP, and through interim bank borrowings. Seasonal cash requirements were provided through interim bank borrowings.

Interim bank loans payable at year end were $5,795,000, approximately $3,000,000 higher than the same time the prior year. This increase is due to the changes to the DRIP, as well as the decrease in cash flows from operations stemming primarily from the extreme weather differences between 1996 and 1995. Management considers the current $12,000,000 line of credit with four banks adequate to finance expected short-term borrowing requirements that may arise from operations during 1997. Interest expense charged on interim bank loans will fluctuate subject to financial market conditions experienced during the year.

1996 was the fourth consecutive year that interest coverage, the ratio of utility operating income plus Federal and State income taxes to annualized interest expense on outstanding long-term debt, exceeded 4.0 times coverage.

The Board of Directors has approved a $11,400,000 construction budget for 1997. Funds provided by operating activities, given normal weather patterns and related operating revenue billings and contributions from developers and others, are expected to finance approximately 70% of this construction program. Refer to
Note 10, Utility Plant and Construction Program, in Notes to Consolidated Financial Statements for additional discussion of the Subsidiary's future construction program. The remainder of the construction program is expected to be financed through interim bank loans.

REGULATORY MATTERS AND INFLATION - The Subsidiary's last rate increase was effective March 25, 1991. That rate decision included a 12.7% allowed return on common equity and a 10.74% allowed return on rate base. Future economic and financial market conditions, coupled with governmental regulations and fiscal policy, plus other factors which are unpredictable and often beyond the control of the Subsidiary, will influence when the Subsidiary requests a revised schedule of rates from the DPUC. Construction expenditures mandated to comply with the amendments to the Safe Drinking Water Act (SDWA) will, when and if required, also affect water rates charged to customers.

The Company, like all other businesses, is affected by inflation, most notably by the continually increasing costs required to maintain, improve, and expand its service capability. The cumulative effect of inflation results in significantly higher facility replacement costs which must be recovered from future cash flow. The ability of the Subsidiary to recover this increased investment in facilities is dependent upon future revenue increases which are subject to approval by the Connecticut Department of Public Utility Control
(DPUC).

Management does not presently plan to petition the DPUC for an increase in permanent rates in 1997.

OUTLOOK FOR 1997 - The Company's profitability is primarily attributable to the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.

Through December 31, 1996, the Company has expended approximately $2,350,000 in its effort to remediate the Reynolds Bridge Well Field (RBWF) contaminated with MTBE, a gasoline additive. These costs have been deferred. Additional expenditures of approximately $300,000 related to this remediation effort are expected to be incurred in 1997, and will also be deferred as management expects that these costs and future related costs will be recovered from the responsible parties, or through rates charged to customers. Refer to Note 9, Recoverable Clean-Up Costs, for additional discussion of RBWF clean-up costs.

RESULTS OF OPERATIONS -

1996 COMPARED WITH 1995

Net income applicable to common stock for 1996 increased from that of 1995 by $240,000, or $0.02 per average common share, on an increased number of common shares outstanding due primarily to the following:

- Operating income increased $106,000 as a result of a $758,000 decrease in operating revenues offset by a $864,000 decrease in operating expense.

- The 1.9% decrease in operating revenues is primarily due to the extreme differences in the 1996 and 1995 summer weather. The 1996 summer was wet and cool causing customer water usage to decline, as opposed to the 1995 summer that was extraordinarily hot and dry.

- The 2.9% decrease in operating expenses is primarily due to the following:

         - a reduction in operation expense due to lower production, treatment, and distribution expenses associated with the decline in the volume of water sold

         - a reduction in administrative expenses and a postponement of non-critical maintenance expenses in response to the decline in revenues due to the wet and cool summer

         - a greater percentage of the Subsidiary's overall labor activity being directed to capital-related projects

         - a lower effective tax rate in 1996 primarily associated with the flow-through adjustment related to pension costs

- Other income increased $155,000 due primarily to increased AFUDC on the Subsidiary's continuing investment in utility plant.


1995 COMPARED WITH 1994

1995 net income applicable to common stock increased from that of 1994 by $483,000, or $.09 per average common share, on an increased number of average common shares due primarily to the following:

- Operating revenues increased by 3.2%, or $1,221,000, primarily due to the higher residential, commercial, and public authority consumption in 1995 reflecting the hot and dry summer.

- Operating expenses increased by 3.0% primarily due to the following:

         - increased gross earnings and income taxes related to the higher revenues and taxable income

         - increased operation costs due to higher production, treatment, and distribution expenses associated with the higher volume of water sold


         - Increased depreciation expense relating to increased plant in service

         -        increased maintenance expense

         -        increased employee fringe benefit costs

- Other income increased $122,000 due primarily to a reduction in preferred stock dividends accomplished by the refinancing of the 9.5% Series Cumulative Preferred Stock of the Subsidiary in March, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:

We have audited the accompanying consolidated balance sheets of Connecticut Water Service, Inc. (a Connecticut corporation) and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP


Hartford, Connecticut
February 14, 1997

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,
(In thousands except per share amounts)                 1996            1995             1994
----------------------------------------------------------------------------------------------
Operating Revenues                                    $ 38,592        $ 39,350        $ 38,129
----------------------------------------------------------------------------------------------

Operating Expenses
   Operation                                            12,964          13,404          12,929
   Maintenance                                           1,664           2,026           1,970
   Depreciation                                          3,315           3,158           3,086
   Federal Income Taxes                                  3,878           3,925           3,769
   Connecticut Corporation Business Taxes                  934           1,025             987
   Taxes Other Than Income Taxes                         5,709           5,790           5,733
----------------------------------------------------------------------------------------------

       Total Operating Expenses                         28,464          29,328          28,474
----------------------------------------------------------------------------------------------

Utility Operating Income                                10,128          10,022           9,655
----------------------------------------------------------------------------------------------

Other Income (Deductions)
   Interest                                                179             156             100
   Allowance for Funds Used During Construction            337              52              89
   Preferred Stock Dividends of Subsidiary                  --              --             (73)
   Other                                                   (53)            112              23
  Taxes on Other Income                                    (21)            (33)             26
----------------------------------------------------------------------------------------------

       Total Other Income (Deductions)                     442             287             165
----------------------------------------------------------------------------------------------

Interest and Debt Expenses
   Interest on Long-Term Debt                            3,460           3,462           3,457
   Other Interest Charges                                  319             296             295
  Amortization of Debt Expense                             188             188             188
----------------------------------------------------------------------------------------------

       Total Interest and Debt Expenses                  3,967           3,946           3,940
----------------------------------------------------------------------------------------------

Net Income Before Preferred Dividends                    6,603           6,363           5,880

Preferred Stock Dividend Requirement                        38              38              38
----------------------------------------------------------------------------------------------

Net Income Applicable to Common Stockholders          $  6,565        $  6,325        $  5,842
==============================================================================================

Weighted Average Common Shares Outstanding               2,997           2,918           2,812
==============================================================================================

Earnings Per Average Common Share                     $   2.19        $   2.17        $   2.08
==============================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,  (Thousands of dollars)              1996            1995            1994
------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net Income Before Preferred Dividends of Parent                   $  6,603        $  6,363        $  5,880
------------------------------------------------------------------------------------------------------------

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $105 in 1996, $124 in 1995,
      and $150 in 1994 charged to other accounts)                      3,420           3,282           3,236
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and
        Accrued Unbilled Revenues                                        235            (403)           (176)
      (Increase) Decrease in Other Current Assets                        (32)            811            (579)
      (Increase) Decrease in Other Non-Current Items                    (612)           (442)           (870)
      Increase (Decrease) in Accounts Payable, Accrued
        Expenses and Other Current Liabilities                           (97)            391           2,324
      Increase (Decrease) in Deferred Income Taxes and
        Investment Tax Credits, Net                                    1,051           1,003           1,080
------------------------------------------------------------------------------------------------------------
          Total Adjustments                                            3,965           4,642           5,015
------------------------------------------------------------------------------------------------------------

          Net Cash Provided by Operating Activities                   10,568          11,005          10,895
------------------------------------------------------------------------------------------------------------

Investing Activities:
  Gross Additions to Utility Plant (including
    Allowance For Funds Used During Construction of
    $337 in 1996, $52 in 1995 and $89 in 1994)                       (10,971)         (9,198)         (6,514)
------------------------------------------------------------------------------------------------------------

Financing Activities:
  Proceeds from Interim Bank Loans                                     5,795           2,646           2,700
  Repayment of Interim Bank Loans                                     (2,646)         (2,700)         (3,950)
  Proceeds from Issuance of Long-Term Debt                                --              --          12,050
  Reduction of Long-Term Debt Including Current Portion                  (30)           (140)         (9,050)
  Proceeds from Issuance of Common Stock                               1,136           2,410           1,908
  Retirement of Preferred Stock                                           --             (30)         (3,030)
  Charges Related to Redemption of
    9.5% Series Preferred Stock                                           --              --            (257)
  Advances, Contributions and Funds from
    Others for Construction, Net                                       1,191           1,081             594
  Costs Incurred to Issue Long-Term Debt, Preferred Stock,
      and Common Stock                                                    --             (33)           (697)
  Cash Dividends Paid                                                 (5,132)         (4,935)         (4,675)
------------------------------------------------------------------------------------------------------------
          Net Cash Provided by (Used in) Financing Activities            314          (1,701)         (4,407)
------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                                          (89)            106             (26)
Cash at Beginning of Year                                                124              18              44
------------------------------------------------------------------------------------------------------------
Cash at End of Year                                                 $     35        $    124        $     18
============================================================================================================

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                           $  3,773        $  3,759        $  3,698
    State and Federal Income Taxes                                  $  3,715        $  4,635        $  3,480


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31, (Thousands of dollars)                                      1996             1995
-------------------------------------------------------------------------------------------------
ASSETS
Utility Plant
  Utility Plant                                                        $ 195,223        $ 186,907
  Construction Work in Progress                                            8,940            6,399
  Utility Plant Acquisition Adjustments                                   (1,206)          (1,206)
-------------------------------------------------------------------------------------------------
                                                                         202,957          192,100
  Accumulated Provision for Depreciation                                 (49,059)         (45,564)
-------------------------------------------------------------------------------------------------

    Net Utility Plant                                                    153,898          146,536
-------------------------------------------------------------------------------------------------

Investments
  Unconsolidated Subsidiary at Underlying Equity                              38               35
  Other                                                                    1,252            1,061
-------------------------------------------------------------------------------------------------

    Total Investments                                                      1,290            1,096
-------------------------------------------------------------------------------------------------

Current Assets
  Cash                                                                        35              124
  Accounts Receivable (Less Allowance, 1996 - $140; 1995 - $164)           3,736            3,987
  Accrued Unbilled Revenues                                                2,830            2,814
  Materials and Supplies, at Average Cost                                    628              588
  Prepayments and Other Current Assets                                       108              116
-------------------------------------------------------------------------------------------------

    Total Current Assets                                                   7,337            7,629
-------------------------------------------------------------------------------------------------

Deferred Charges
  Unamortized Debt Issuance Expense                                        5,212            5,399
  Costs Recoverable Through Future Rates:
    Income Taxes                                                           9,000            9,000
    Postretirement Benefits Other Than Pension                             1,036              932
  Recoverable Clean-Up Costs                                               5,400            4,500
  Prepaid Income Taxes on Contributions in Aid of Construction               528              530
  Other Costs                                                                939              837
-------------------------------------------------------------------------------------------------

    Total Deferred Charges                                                22,115           21,198
-------------------------------------------------------------------------------------------------

         Total Assets                                                  $ 184,640        $ 176,459
=================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

December 31, (Thousands of dollars)                            1996           1995
----------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common Stockholders' Equity:
      Common Stock                                         $ 42,456       $ 41,320
       Retained Earnings                                     11,939         10,468
  Preferred Stock                                               772            772
  Long-Term Debt                                             54,430         54,460
----------------------------------------------------------------------------------
         Total Capitalization                               109,597        107,020
----------------------------------------------------------------------------------


Current Liabilities
  Interim Bank Loans Payable                                  5,795          2,646
  Accounts Payable                                            4,375          4,609
  Accrued Taxes                                               1,536          1,530
  Accrued Interest                                            1,255          1,249
  Current Portion of Accrued Clean-Up Costs                     300            450
  Other                                                       1,951          1,826
----------------------------------------------------------------------------------

         Total Current Liabilities                           15,212         12,310
----------------------------------------------------------------------------------


Accrued Clean-Up Costs                                        2,757          2,212
----------------------------------------------------------------------------------

Advances for Construction                                    13,600         12,610
----------------------------------------------------------------------------------

Contributions in Aid of Construction                         18,563         18,551
----------------------------------------------------------------------------------

Deferred Federal Income Taxes                                12,717         11,608
----------------------------------------------------------------------------------

Unfunded Future Income Taxes                                  9,000          9,000
----------------------------------------------------------------------------------

Unfunded Postretirement Benefits Other Than Pensions          1,036            932
----------------------------------------------------------------------------------

Unamortized Investment Tax Credits                            2,158          2,216
----------------------------------------------------------------------------------

         Total Capitalization and Liabilities              $184,640       $176,459
==================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION - Connecticut Water Service, Inc. (the Company) is the parent company of The Connecticut Water Company (the Subsidiary). Intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

PUBLIC UTILITY REGULATION - The Subsidiary is subject to regulation for rates and other matters by the Connecticut Department of Public Utility Control (DPUC) and follows accounting policies prescribed by the DPUC. The Company prepares its financial statements in accordance with generally accepted accounting principles which includes the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (FAS 71). FAS 71 requires a cost-based, rate-regulated enterprise such as the Subsidiary to reflect the impact of regulatory decisions in its financial statements. The DPUC, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period other than the period in which the costs would be charged to expense by an unregulated enterprise.

In accordance with FAS 71, the Subsidiary has recorded regulatory assets or liabilities as appropriate primarily related to income taxes and postretirement benefits costs. The specific amounts related to these items are disclosed in the consolidated balance sheets.

The Subsidiary continues to be subject to cost-of-service based rate regulation by the DPUC. Based upon current regulation and recent regulatory decisions, the Company believes that its use of regulatory accounting is appropriate and in accordance with the provisions of FAS 71.

FAS 121, which became effective for 1996, establishes accounting standards for the impairment of long-lived assets. FAS 121 also requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. The adoption of FAS 121 did not have an impact on the financial position or results of operations.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

REVENUES - The Subsidiary accrues an estimate for the amount of revenues relating to sales unbilled at the end of each quarter. Generally, all customers are billed quarterly, except larger commercial and industrial customers, and public fire protection customers, who are billed monthly. Substantially all customers, except fire protection customers, are metered. Public fire protection charges are based on the length and diameter of the water main and number of hydrants in service. Private fire protection charges are based on the diameter of the connection to the water main.

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

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION - Allowance for funds used during construction (AFUDC) generally represents the cost of funds used to finance the construction of the Subsidiary's utility plant. Generally, utility plant under construction is not recognized as part of the Subsidiary's rate base for ratemaking purposes until facilities are placed into service, and accordingly, the Subsidiary charges AFUDC to the construction cost of utility plant. Capitalized AFUDC, which does not represent current cash income, is recovered through rates over the service lives of the facilities.

In order for certain acquisitions of failing water systems not to degrade the Subsidiary's earnings, the Subsidiary has requested that the DPUC allow it to record AFUDC on its investments in these systems. The 1995 DPUC decision which approved the Subsidiary's acquisition of the Sound View Water System allowed the Subsidiary to capitalize financing costs, amounting to $155,000 in 1996, until its next general rate proceeding.

The Subsidiary's allowed rate of return on rate base is used to calculate AFUDC.

DEPRECIATION - Depreciation is computed on a straight line basis at various rates, approved by the DPUC, estimated to be sufficient to provide for the recovery of the investment in utility plant over its useful life. Water treatment facilities are depreciated using a 2.5% composite rate, while most other utility plant is depreciated at a composite rate of 1.6%. The depreciation rates, based on the average balance of depreciable property, were 1.9% for 1996, 1995 and 1994.

CUSTOMERS' ADVANCES FOR CONSTRUCTION AND CONTRIBUTIONS IN AID OF CONSTRUCTION - Under the terms of construction contracts with real estate developers and others, the Subsidiary receives advances for the costs of new main installations. Refunds are made, without interest, as services are connected to the main, over periods not exceeding fifteen years and not in excess of the original advance. Unrefunded balances, at the end of the contract period, are credited to contributions in aid of construction (CIAC) and are no longer refundable.

INCOME TAXES - The Company provided deferred taxes for all temporary book-tax differences using the liability method. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. To the extent such income taxes increase or decrease future rates, an offsetting regulatory asset and liability have been recorded in the accompanying consolidated balance sheets.

The Company believes that all deferred income tax assets will be realized in the future. Approximately $1,000,000, of the December 31, 1996 and 1995 unfunded future income taxes is related to deferred Federal income taxes. The remaining balance of the unfunded future income taxes is related to deferred State income taxes.

Deferred Federal income taxes consists primarily of amounts that have been provided for accelerated depreciation subsequent to 1981, as required by Federal income tax regulations. Deferred taxes have also been provided for temporary differences in the recognition of certain expenses for tax and financial statement purposes as allowed by DPUC ratemaking policies.

Connecticut Corporation Business Taxes have been reflected primarily using the flow-through method of accounting for temporary differences in accordance with required DPUC ratemaking policies.

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

NOTE 2:  INCOME TAX EXPENSE

Income Tax Expense is comprised of the following:

(Thousands of dollars)                                   1996                   1995                   1994
-----------------------------------------------------------------------------------------------------------
Federal Classified as Operating Expense               $ 3,878                $ 3,925                $ 3,769
Federal Classified as Other Income                         30                    (13)                   (39)
-----------------------------------------------------------------------------------------------------------
   Total Federal Income Tax Expense                     3,908                  3,912                  3,730
-----------------------------------------------------------------------------------------------------------
State Classified as Operating Expense                     934                  1,025                    987
State Classified as Other Income                          (27)                    10                     --
-----------------------------------------------------------------------------------------------------------
   Total State Income Tax Expense                         907                  1,035                    987
-----------------------------------------------------------------------------------------------------------
              Total Income Tax Expense                $ 4,815                $ 4,947                $ 4,717
===========================================================================================================

The components of the Federal and State income tax provisions are:

Current:
   Federal                                            $ 2,833                $ 2,880                $ 2,563
   State                                                  907                  1,035                    987
-----------------------------------------------------------------------------------------------------------
       Total Current                                    3,740                 3, 915                  3,550
-----------------------------------------------------------------------------------------------------------
Deferred Income Taxes, Net:
   Federal
       Investment Tax Credit                              (59)                   (59)                   (59)
       Capitalized Interest                                38                     24                     24
       Depreciation                                     1,071                  1,037                  1,115
       Advances and CIAC                                   25                     30                     87
-----------------------------------------------------------------------------------------------------------
           Total Deferred Income Taxes, Net             1,075                  1,032                  1,167
-----------------------------------------------------------------------------------------------------------
              Total                                   $ 4,815                $ 4,947                $ 4,717
===========================================================================================================

The calculation of Pre-Tax Income is as follows:

Pre-Tax Income
   Net Income Before Preferred Dividends of Parent    $ 6,603                $ 6,363                $ 5,880
   Income Taxes                                         4,815                  4,947                  4,717
   Preferred Dividends of Subsidiary                       --                     --                     73
-----------------------------------------------------------------------------------------------------------
              Total Pre-Tax Income                    $11,418                $11,310                $10,670
===========================================================================================================

In accordance with required regulatory treatment, deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate. The differences between the effective income tax rate recorded by the Company and the statutory Federal tax rate are as follows:

                                                         1996                   1995                   1994
-----------------------------------------------------------------------------------------------------------
Federal Statutory Income Tax Rate                        34.0%                  34.0%                  34.0%
   Tax Effect of Differences:
       State Income Taxes Net of Federal Benefit          5.3%                   6.0%                   6.1%
       Depreciation                                       1.5%                   1.5%                   1.5%
       Pension Costs                                       .6%                   1.0%                   1.4%
       Debt Issuance Expense                               .2%                    .2%                   (.2%)
       Other                                               .6%                   1.0%                   1.4%
-----------------------------------------------------------------------------------------------------------
              Effective Income Tax Rate                  42.2%                  43.7%                  44.2%
===========================================================================================================

NOTE 3:  COMMON STOCK

The Company has 7,500,000 authorized shares of common stock, no par value. A summary of the changes in the common stock accounts for the period January 1, 1994 through December 31, 1996, appears below:

                                                                                Issuance
(Thousands of dollars except share amounts)                    Shares            Amount           Expense           Total
---------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                                      2,789,977          $38,218          $(1,150)          $37,068

   Stock issued through Dividend Reinvestment Plan               74,053            1,728              (33)            1,695
   Stock issued through Performance Stock Program                 4,061              120               --               120
   Stock issued to Employee Savings 401-K Match Plan              2,468               60               --                60
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                                    2,870,559           40,126           (1,183)           38,943

   Stock issued through Dividend Reinvestment Plan               87,807            2,199              (33)            2,166
   Stock issued through Performance Stock Program                 6,369              160               --               160
   Stock issued to Employee Savings 401-K Match Plan              2,022               51               --                51
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                    2,966,757           42,536           (1,216)           41,320

   Stock issued through Dividend Reinvestment Plan               36,914              940               --               940
   Stock issued through Performance Stock Program                 4,907              100               --               100
   Stock issued to Employee Savings 401-K Match Plan              3,505               96               --                96
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996 (1)                                3,012,083          $43,672          $(1,216)          $42,456
===========================================================================================================================

(1)    Includes 6,346 restricted shares issued through the Performance Stock
       Program.

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

NOTE 4:  ANALYSIS OF RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 1994 through December 31, 1996, appears below:

(Thousands of dollars)                                         1996             1995             1994
-------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                                  $10,468          $ 9,040          $ 8,092
Income Before Preferred Stock Dividends
   of Company                                                   6,603            6,363            5,880
-------------------------------------------------------------------------------------------------------

                                                               17,071           15,403           13,972
-------------------------------------------------------------------------------------------------------

Charges Related to Redemption of Subsidiary's
   9.5% Series Preferred Stock                                     --               --              257
-------------------------------------------------------------------------------------------------------

Dividends Declared:
   Cumulative Preferred, Series A, $.80 Per Share                  12               12               12
   Cumulative Preferred, Series $.90, $.90 Per Share               26               26               26

   Common Stock:
       1996 $1.70 Per Share                                     5,094               --               --
       1995 $1.68 Per Share                                        --            4,897               --
       1994 $1.65 Per Share                                        --               --            4,637
-------------------------------------------------------------------------------------------------------
                                                                5,132            4,935            4,675
-------------------------------------------------------------------------------------------------------

Balance at End of Year                                        $11,939          $10,468          $ 9,040
=======================================================================================================

NOTE 5:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments.

CASH - The carrying amount approximates fair value.

FIRST MORTGAGE BONDS - The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company. As of December 31, 1996 and 1995, the estimated fair value of the Company's long-term debt was $55,800,000 and $58,400,000, respectively, as compared to the carrying amounts of $54,430,000 and $54,460,000, respectively.

The fair values shown above have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments" and do not purport to represent the amounts at which those obligations would be settled.

NOTE 6:  LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following:

(Thousands of dollars)                                          1996           1995
-------------------------------------------------------------------------------------

The Connecticut Water Company First Mortgage Bonds:
   6.9%    Series Q, Due 2021                                  $10,000        $10,000
   5.875%  Series R, Due 2022                                   14,830         14,860
   6.65%   Series S, Due 2020                                    8,000          8,000
   5.75%   Series T, Due 2028                                    5,000          5,000
   5.3%    Series U, Due 2028                                    4,550          4,550
   6.94%   Series V, Due 2029                                   12,050         12,050
-------------------------------------------------------------------------------------

           Total Long-Term Debt                                $54,430        $54,460
=====================================================================================

Substantially all utility plant is pledged as collateral for the Subsidiary's long-term debt.

There are no mandatory sinking fund payments required on the outstanding First Mortgage Bonds at December 31, 1996. However, the Series Q and R First Mortgage Bonds provide for an estate redemption right whereby the estate of deceased bondholders or surviving joint owners may submit bonds to the Trustee for redemption at par subject to a $25,000 per individual holder and a 3% annual aggregate limitation.

Outstanding bonds may be initially called for redemption by the Company at the following dates and prices - Series Q - August 1, 1996 and Series R, September 1, 1997 at 103%; Series S, December 15, 2003 at 102%; Series T, July 1, 2003 and Series U, September 1, 2003 at 100% plus accrued interest to the date of redemption; Series V, January 1, 2004 at 103.5%.


NOTE 7:  PREFERRED STOCK

Preferred Stock at December 31, consisted of the following:

(Thousands of dollars)                                         1996          1995
---------------------------------------------------------------------------------
Cumulative Series A Voting, $20 Par Value; Authorized
   Issued and Outstanding 15,000 Shares                        $300          $300
Cumulative Series $.90 Non-Voting, $16 Par Value;
   Authorized 50,000 Shares, Issued and Outstanding
   29,499 Shares                                                472           472
---------------------------------------------------------------------------------

           Total                                               $772          $772
=================================================================================

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

NOTE 8:  BANK LINES OF CREDIT

A $12,000,000 line of credit is provided by four banks. Bank commitment fees of approximately $15,000, $12,000, and $14,000 were paid in 1996, 1995, and 1994, respectively, on the lines of credit.

At December 31, 1996 and 1995, the weighted average interest rates on short-term borrowings outstanding were 5.85% and 6.02%, respectively.

NOTE 9:  RECOVERABLE CLEAN-UP COSTS

During the latter part of 1992 it was discovered that the Subsidiary's Reynolds Bridge well field in Thomaston, Connecticut, was contaminated with methyl tertiary butyl ether (MTBE), a gasoline additive. At this time the Subsidiary and a responsible party are implementing an appropriate remediation program to clean up the well site. In 1994, legal action was initiated by the Company against the two parties deemed responsible for such contamination in order to obtain recovery of the Subsidiary's investigation, clean-up and water treatment and supply costs. The lawsuit is still in the discovery stage. The magnitude of such costs is presently estimated to be $5,400,000, or more, of which approximately $2,350,000 has been incurred at December 31, 1996 and $300,000 is expected to be incurred in 1997. The clean-up process may take ten years or more to complete. The Company has reflected the total estimated clean-up costs as a deferred asset in the accompanying consolidated balance sheets representing costs which management believes will be recoverable from third parties or through future rates. A related liability has been recorded representing expected future clean-up costs. The Subsidiary is presently purchasing water from a public water supply system to provide service to its customers at normal levels. The Company and its legal counsel presently believe that any such costs which are not recovered from third parties should be allowed to be recovered through rates charged for water service and that the ultimate resolution of this matter will not have a material impact on the results of operations or financial condition of the Company.


NOTE 10:  UTILITY PLANT AND CONSTRUCTION PROGRAM

The components of utility plant and equipment at December 31, are as follows:

(Thousands of dollars)                      1996              1995
------------------------------------------------------------------
Source of Supply                        $ 15,710          $ 15,197
Pumping                                   11,080            10,351
Water Treatment                           35,548            35,023
Transmission and Distribution            120,244           114,901
General (including intangible)            10,465             9,259
Held for Future Use                        2,176             2,176
------------------------------------------------------------------

         Total                          $195,223          $186,907
==================================================================


The amounts of depreciable plant at December 31, 1996 and 1995, included in total plant were $180,101,000 and $172,819,000, respectively.

The Subsidiary is engaged in a continuous construction program. The Subsidiary's estimated annual capital expenditures, net of amounts financed by customer advances and contributions in aid of construction, are expected to be $10,400,000 during 1997, $5,500,000 during 1998, and $6,500,000 in 1999. These projections include costs of refurbishing the Rockville Water Treatment Plant of $4,550,000 in 1997 and $1,425,000 in 1998. The projections also include $535,000 in 1997 to make improvements to the Sound View Water System that the Subsidiary acquired in 1995. During the period 2000 to 2001, construction expenditures for routine improvements to the water distribution system are expected to be approximately $5,000,000 each year.

NOTE 11:  TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

(Thousands of dollars)                    1996            1995            1994
------------------------------------------------------------------------------
Municipal Property Taxes                $3,284          $3,284          $3,331
Payroll Taxes                              495             539             496
Connecticut Gross Earnings Tax           1,930           1,967           1,906
------------------------------------------------------------------------------

         Total                          $5,709          $5,790          $5,733
==============================================================================

NOTE 12:  PENSION AND OTHER EMPLOYEE BENEFITS

PENSION - The Subsidiary has a trusteed, non-contributory defined benefit retirement plan (the Pension Plan) which covers all employees who have completed one year of service. Benefits under the Pension Plan are based on credited years of service and "average earnings", as defined in the Pension Plan. The Subsidiary's policy is to fund accrued pension costs as permitted by Federal income tax regulations. Fundings of $153,000 and $396,000 were made for 1996 and 1995 respectively.

The table below sets forth the Pension Plan's funded status and amounts recognized in the Company's year end Balance Sheets.

(Thousands of dollars)                                          1996               1995
---------------------------------------------------------------------------------------
Actuarial Present Value of Benefit Obligations:
   Vested Benefit Obligation                                $  7,243           $  7,811
   Accumulated Benefit Obligation                              7,500              8,146
   Projected Benefit Obligation                                9,414             11,029
Pension Plan Assets at Fair Value, Primarily
   Equity Securities and U.S. Bonds                           12,681             10,866
Projected Benefit Obligation                                  (9,414)           (11,029)
---------------------------------------------------------------------------------------

Pension Plan Assets in Excess of (Under) Projected
   Benefit Obligation                                          3,267               (163)
Add (Deduct):
   Unrecognized Net Gain From Past Experience
    Different From That Assumed and Effects
    of Changes in Assumptions                                 (4,465)            (1,209)
   Unrecognized Net Transition Asset at January 1,
    1986 Being Recognized Over 15 Years                         (162)              (194)
   Unrecognized Prior Service Cost                               282                315
---------------------------------------------------------------------------------------

Prepaid (Accrued) Pension Cost as of December 31            $ (1,078)          $ (1,251)
=======================================================================================


Net periodic pension cost included the following components:

(Thousands of dollars)                                     1996              1995            1994
-------------------------------------------------------------------------------------------------
Service Cost-Benefits Earned During the Period          $   463           $   383           $ 469
Interest Cost on Projected Benefit Obligation               737               668             631
Actual Return on Pension Plan Assets                     (1,718)           (2,493)            144
Deferred Investment Gain (Loss)                             958             1,801            (813)
Amortization of:
  Unrecognized Net Transition Asset                         (32)              (32)            (32)
  Unrecognized Net (Gain) Loss                               32              (114)             14
  Unrecognized Prior Service Cost                           (64)               32              32
-------------------------------------------------------------------------------------------------

Net Periodic Pension Cost                               $   376           $   245           $ 445
=================================================================================================

The actuarial present value of the projected benefit obligation was determined based on the following assumptions:

                                                                 1996              1995              1994
---------------------------------------------------------------------------------------------------------
Weighted Average Discount Rate                                   7.75%             7.25%             7.75%

Rate of Increase in Future Compensation Levels                    4.5%              5.3%              5.3%

The Long-Term Expected Rate of Return on Plan Assets
   Used in the Determination of Pension Costs                     8.0%              8.0%              8.0%

The weighted average discount rate assumption is based on the return provided by high quality fixed income investments at year end. This rate of return assumption will likely change annually. The wage rate assumption and the rate of return on plan assets are more long-term assumptions which may be revised to reflect changes in economic conditions.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN - The Subsidiary provides additional pension benefits to senior management through a supplemental executive retirement plan. At December 31, 1996 the actuarial present value of the projected benefit obligation was $533,000. Expense associated with this plan was $115,000 for 1996, $181,000 for 1995, and $72,000 for 1994.

POSTRETIREMENT BENEFITS OTHER THAN PENSION (PBOP) - In addition to providing pension benefits, the Subsidiary provides certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust (VEBA) that has been approved by the DPUC. Substantially all of the Subsidiary's employees may become eligible for these benefits if they retire from the Company on or after age 55 with 10 years of service with the Subsidiary. The contributions for calendar years 1996, 1995, and 1994 were $265,000, $250,000, and $250,000, respectively.

A deferred regulatory asset has been recorded to reflect the amount which represents the future operating revenues expected to be collected in customer rates when the associated liabilities become payable, including appropriate income and gross earnings taxes. The Company believes that the deferred asset recorded from the adoption of this statement will be recovered in the future through the ratemaking process as the DPUC has issued decisions for other water companies authorizing such rate recovery and has allowed the recording of a regulatory asset for the portion of the costs to be recovered through future rates.

The Company has elected to recognize the transition obligation on a delayed basis over a period equal to the plan participants' 21.6 years of average future service.

The table below sets forth the PBOP plans' funded status and unfunded amounts recognized in the Company's 1996 and 1995 year end Balance Sheets.

(Thousands of dollars)                                           1996              1995
----------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation (APBO):
   Current Retirees                                            $(1,928)          $(2,453)
   Active Employees Fully Eligible for Benefits                   (704)             (616)
   Other Active Employees                                         (565)             (790)
----------------------------------------------------------------------------------------
      Total                                                     (3,197)           (3,859)
Fair Value of Assets                                             1,290             1,092
----------------------------------------------------------------------------------------
APBO in Excess of Fair Value of Assets                          (1,907)           (2,767)
----------------------------------------------------------------------------------------
Unrecognized Amounts:
   Transition Obligation                                         2,638             2,803
   Net Loss (Gain)                                              (1,767)             (968)
----------------------------------------------------------------------------------------
      Total                                                        871             1,835
----------------------------------------------------------------------------------------
Unfunded PBOP at December 31                                   $ 1,036           $   932
========================================================================================

Net periodic PBOP costs include the following components:

(Thousands of dollars)                                  1996            1995            1994
--------------------------------------------------------------------------------------------
Service Cost - Benefits Attributed to Service
   During the Period                                   $ 175           $ 150           $ 158
Interest Cost                                            235             249             209
Actual Return on Assets                                 (133)           (182)             (9)
Amortization of Transition Obligation                    165             165             165
Amortization of Losses (Gains)                          (133)            (97)           (128)
Deferral of Asset (Loss) Gain During the Year             87             140             (29)
--------------------------------------------------------------------------------------------

Net Periodic PBOP Costs                                $ 396           $ 425           $ 366
============================================================================================

The actuarial present value of the projected benefit obligation was determined based on the following assumptions:

                                                               1996              1995              1994
-------------------------------------------------------------------------------------------------------
Weighted Average Discount Rate                                 7.75%             7.25%             7.75%

Expected Long-Term After Tax Return on PBOP Assets              5.0%              5.0%              5.0%

In determining the accumulated postretirement benefit obligation, two sets of medical cost trend rates were used; for retired employees prior to age 65 and for retirees age 65 and over. Health care cost trends of 9% and 8%, respectively, were assumed for 1996, grading down over the years to 5.5% in 1999 and after.

Health care cost trend rates have a significant effect on the accumulated postretirement benefit obligation and net periodic cost. A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation at December 31, 1996 by $384,000 and would increase the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $62,000. Accordingly, subsequent changes would increase or decrease the regulatory assets and liabilities discussed above.

SAVINGS PLAN - The Subsidiary maintains an employee savings plan which allows participants to contribute from 1% to 10% of pre-tax compensation. The Subsidiary matches either 25 or 50 cents for each dollar contributed by the employee up to 3% of the employees' compensation depending on the Company's earnings per average common share (EPS). If EPS in the prior year exceeds 110% of dividends paid per common share, the applicable percentage is 50%; otherwise, the match is 25%. The Subsidiary's contribution charged to expense in 1996, 1995 and 1994 was $78,000, $71,000 and $60,000, respectively, in each case based on a 50% match.

PERFORMANCE STOCK PROGRAM - The Company has a Performance Stock Program whereby restricted shares of Common Stock may be awarded annually to Officers of the Subsidiary. When the goals established by the Compensation Committee have been attained, the restrictions on the stock are removed. Amounts charged to expense pursuant to this plan were $100,000, $160,000 and $120,000 for 1996, 1995 and
1994, respectively.


NOTE 13:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 1996 and 1995 appears below:


                                                                                   Net Income             Earnings
                                                              Utility            Applicable to           Per Average
                                Operating Revenues       Operating  Income        Common Stock          Common Share
--------------------------------------------------------------------------------------------------------------------------
(Thousands of dollars
 except per share amounts)      1996        1995        1996        1995       1996       1995         1996         1995
--------------------------------------------------------------------------------------------------------------------------

First Quarter                  $ 9,087     $ 8,819     $ 2,070     $ 2,085     $1,178     $1,137     $   0.40     $   0.39
Second Quarter                   9,276       9,179       2,085       2,089      1,215      1,167         0.41         0.40
Third Quarter                   10,981      12,221       3,425       3,798      2,533      2,910         0.84         0.99
Fourth Quarter                   9,248       9,131       2,548       2,050      1,639      1,111         0.54         0.39
--------------------------------------------------------------------------------------------------------------------------
     Year                      $38,592     $39,350     $10,128     $10,022     $6,565     $6,325     $   2.19     $   2.17
==========================================================================================================================


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11.   EXECUTIVE COMPENSATION


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to General Instruction G(3), the information called for by Items 10, (except for information concerning the executive officers of the Company) 11, 12, and 13 is hereby incorporated by reference from the Company's definitive proxy statement filed by EDGAR on or about March 19, 1997. Information concerning the executive officers of the Company is included as Item
4.1 of this report.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K.

(A)      Documents filed as part of this report:

             (1)      Consolidated Financial Statements:

                                                               Page Number
                                                              in this Report
                                                              --------------
             Report to Independent Auditors ...............         36

             Consolidated Statements of Income -
                      December 31, 1996, 1995 and 1994 ....         37

             Consolidated Statements of Cash Flows -
                      December 31, 1996, 1995 and 1994 ....         38

             Consolidated Balance Sheets -
                      December 31, 1996 and 1995 ..........      39-40

             Notes to Consolidated Financial Statements ...      41-52

         (2) Financial Statement Schedules for the years ended December 31, 1996, 1995 and 1994:

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

EXHIBIT
NUMBER                           DESCRIPTION
 3.1              Certificate of Incorporation of Connecticut Water
                  Service, Inc. amended and restated September 15,
                  1988.(Exhibit 3.1 to Form 10-K for year ended December
                  31, 1989)

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

10.9* Savings Plan of The Connecticut Water Company, amended and restated effective as of January 1, 1996.

10.10* The Connecticut Water Company Employees' Retirement Plan as amended and restated as of September 1, 1996.

10.11             Water Supply Agreement dated June 13, 1994, between The
                  Connecticut Water Company and the Hazardville Water
                  Company. (Exhibit 10.15 to Form 10-K for year ended
                  December 31, 1994)

10.12             November 4, 1994 Amendment to Agreement dated
                  December 11, 1957 between The Connecticut Water Company
                  (successor to the Thomaston Water Company) and the City of Waterbury. (Exhibit 10.16 to Form 10-K for year ended
                  December 31, 1994)

10.13             Contract between The Connecticut Water Company and The
                  Rockville Water and Aqueduct Company dated as of January 1, 1976. (Exhibit 9(b) to Form 10-K for the year ended December 31, 1975)

10.14             Agreement dated August 13, 1986 between The Connecticut
                  Water Co. and the Metropolitan District.  (Exhibit 10.14
                  to Form 10-K for the year ended December 31, 1986)

10.15 Report of the Commission to Study the Feasibility of Expanding the Water Supply Services of the Metropolitan
                  District.  (Exhibit 14 to Registration Statement
                  No. 2-61843)

10.16             Plan of Merger dated December 18, 1978 of Broad Brook
                  Water Company, The Collinsville Water Company, The
                  Rockville Water and Aqueduct Company, The Terryville
                  Water Company and The Thomaston Water Company with and into The Connecticut Water Company. (Exhibit 13 to Form
                  10-K for the year ended December 31, 1978)

10.17             Bond Exchange Agreements between Connecticut Water
                  Service, Inc., The Connecticut Water Company Bankers Life
                  Company and Connecticut Mutual Life Insurance Company dated October 23, 1978. (Exhibit 14 to Form 10-K for the year ended December 31, 1978)

10.18 Dividend Reinvestment and Common Stock Purchase Plan as amended. (Registration Statement No. 33-53211 as amended)

10.19             Contract for Supplying Bradley International Airport.
                  (Exhibit 10.21 to Form 10-K for the year ended
                  December 31, 1984)

10.20             Report of South Windsor Task Force.  (Exhibit 10.23 to
                  Form 10-K for the year ended December 31, 1987)

10.21             Trust Agreement for The Connecticut Water Company Welfare
                  Benefits Plan (VEBA) dated January 1, 1989.  (Exhibit
                  10.21 to Form 10-K for year ended December 31, 1989)

10.22             Performance Stock Program.  (Registration Statement No.
                  33-49058.)

24.1  *           Consent of Arthur Andersen LLP

27.0  *           Financial Data Schedule


----------

Note: Exhibits 10.1 through 10.10, 10.21 and 10.22 set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form-10K.

                  (b) No reports on Form 8-K were filed during the last quarter of 1996.

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

       Signature                            Title                    Date
/s/ Marshall T. Chiaraluce
---------------------------
Marshall T. Chiaraluce                  Director and             March 19, 1997
(Principal Executive Officer)           President and
                                        Chief Executive
                                        Officer


/s/ David C. Benoit
------------------------------
David C. Benoit                         Vice President -         March 18, 1997
(Principal Financial and                Finance,
Accounting Officer)                     Accounting, and
                                        Treasurer


/s/ William F. Guillaume
------------------------------
William F. Guillaume                    Director and Vice
                                        President -              March 19, 1997
                                        Engineering and
                                        Planning

/s/ Francis E. Baker, Jr.               Director                 March 12, 1997
--------------------
Francis E. Baker, Jr.

/s/ Harold E. Bigler, Jr.               Director                 March 12, 1997
---------------------
Harold E. Bigler, Jr.

/s/Astrid T. Hanzalek                   Director                 March 13, 1997
---------------------
Astrid T. Hanzalek

/s/ Frederick E. Hennick                Director                 March 10, 1997
---------------------
Frederick E. Hennick

/s/ Marcia L. Hincks                    Director                 March 13, 1997
---------------------
Marcia L. Hincks

/s/ William C. Lichtenfels              Director                 March 10, 1997
---------------------
William C. Lichtenfels

/s/ Rudolph E. Luginbuhl                Director                 March  8, 1997
---------------------
Rudolph E. Luginbuhl

/s/  Harvey G Moger                     Director                 March 21, 1997
---------------------
Harvey G. Moger

/s/ Robert F. Neal                      Director                 March  8, 1997
---------------------
Robert F. Neal

/s/ Warren C. Packard                   Director                 March 15, 1997
---------------------
Warren C. Packard

/s/ Donald B. Wilbur                    Director                 March 11, 1997
---------------------
Donald B. Wilbur

                                    SCHEDULES

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



We have audited, in accordance with generally accepted auditing standards, the financial statements of Connecticut Water Service, Inc. included in this Form 10-K, and have issued our report thereon dated February 14, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP


Hartford, Connecticut
February 14, 1997

                 CONNECTICUT WATER SERVICE, INC. and SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                            Balance      Additions    Deductions      Balance
                                           Beginning     Charged to      From          End of
              Description                   of Year       Income      Reserves (1)     Year
             -------------                 ---------     ---------    ------------     -----
                                                          (Thousands of Dollars)
Allowance for Uncollectible Accounts
    Year Ended December 31, 1996              $164          $128          $152          $140
                                              ====          ====          ====          ====
    Year Ended December 31, 1995              $149          $137          $122          $164
                                              ====          ====          ====          ====
    Year Ended December 31, 1994              $166          $115          $132          $149
                                              ====          ====          ====          ====


(1)  Amounts charged off as uncollectible after deducting recoveries

                                    EXHIBITS



                          TO ANNUAL REPORT ON FORM 10-K

                                  FOR THE YEAR

                             ENDED DECEMBER 31, 1996



               10.9 Savings Plan of The Connecticut Water Company

         10.10 The Connecticut Water Company Employees' Retirement Plan

                       24.1 Consent of Arthur Andersen LLP

                          27.0 Financial Data Schedule