Form 10-Q
period 1997-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 1997-05-13
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
     (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                     ENDED March 31, 1997            OR


     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                       TO

Commission File Number                      0-8084


                         Connecticut Water Service, Inc.
             (Exact name of registrant as specified in its charter)


           Connecticut                                         06-0739839
 (State or other jurisdiction of                            (I.R.S.  Employer
 incorporation or organization)                             Identification No.)


     93 West Main Street, Clinton, CT                                 06413-1600
(Address of principal executive offices)                              (Zip Code)


                                 (860) 669-8636
              (Registrant's telephone number, including area code)


                                 Not Applicable
(Former name, address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X     No
                                            ------      ------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a count.                    Yes        No
                                             ------     ------

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                    3,016,286
          Number of shares of common stock outstanding, March 31, 1997

                         CONNECTICUT WATER SERVICE, INC.

                                Financial Report
                             March 31, 1997 and 1996



                                TABLE OF CONTENTS



PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 1997
   and December 31, 1996                                                 Page 3

Consolidated Statements of Capitalization at
   March 31, 1997 and December 31, 1996                                  Page 4

Consolidated Statements of Income for Three Months
   Ended March 31, 1997 and 1996                                         Page 5

Consolidated Statements of Income for Twelve Months
   Ended March 31, 1997 and 1996                                         Page 6

Consolidated Statements of Retained Earnings for Three
   Months Ended March 31, 1997 and 1996                                  Page 7

Consolidated Statements of Retained Earnings for Twelve
  Months Ended March 31, 1997 and 1996                                   Page 7

Consolidated Statements of Cash Flows for Three Months
   Ended March 31, 1997 and 1996                                         Page 8

Notes to Consolidated Financial Statements                               Page 9

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                          Page 10

PART II, ITEM 4:  Submission of Matters to a Vote
   of Security Holders                                                   Page 11

Signature Page                                                           Page 12

                                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                                          CONSOLIDATED BALANCE SHEETS
                                    AT MARCH 31, 1997 AND DECEMBER 31, 1996

                                                                           MARCH 31,
                                                                            1997                  DEC. 31,
ASSETS                                                                    (UNAUDITED)               1996
------                                                                --------------------     ---------------
                                                                                (THOUSANDS OF DOLLARS)
Utility Plant
  Utility Plant                                                                  $195,221            $195,223
  Construction Work in Progress                                                    10,472               8,940
  Utility Plant Acquisition Adjustments                                            (1,206)             (1,206)
                                                                      --------------------     ---------------
                                                                                  204,487             202,957
  Accumulated Provision for Depreciation                                          (49,949)            (49,059)
                                                                      --------------------     ---------------
    Net Utility Plant                                                             154,538             153,898
                                                                      --------------------     ---------------

Investments                                                                         1,477               1,290
                                                                      --------------------     ---------------

Current Assets
  Cash                                                                                 37                  35
  Accounts Receivable (Less Allowance, 1997- $140; 1996 - $140)                     3,739               3,736
  Accrued Unbilled Revenues                                                         2,784               2,830
  Prepayments and Other Current Assets                                              1,533                 736
                                                                      --------------------     ---------------
    Total Current Assets                                                            8,093               7,337
                                                                      --------------------     ---------------

Deferred Charges
  Unamortized Debt Issuance Expense                                                 5,164               5,212
 Taxes Recoverable Through Future Rates                                             9,000               9,000
  Postretirement Benefits Other Than Pension Recoverable
   Through Future Rates                                                             1,036               1,036
  Recoverable Contamination Clean-Up Costs                                          5,400               5,400
  Prepaid Income Taxes on Contributions in Aid of Construction                        552                 528
  Other Costs                                                                       1,021                 939
                                                                      --------------------     ---------------
    Total Deferred Charges                                                         22,173              22,115
                                                                      --------------------     ---------------

      TOTAL ASSETS                                                               $186,281            $184,640
                                                                      ====================     ===============

CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization (See accompanying statements)
  Common Stockholders' Equity                                                     $54,577             $54,395
  Preferred Stock                                                                     772                 772
  Long-Term Debt                                                                   54,430              54,430
                                                                      --------------------     ---------------
    Total Capitalization                                                          109,779             109,597
                                                                      --------------------     ---------------

Current Liabilities
  Interim Bank Loans Payable                                                        8,096               5,795
  Accounts Payable and Accrued Taxes and Interest                                   6,178               7,166
  Accrued Recoverable Contamination Clean-Up Costs                                    300                 300
  Other                                                                             1,962               1,951
                                                                      --------------------     ---------------
    Total Current Liabilities                                                      16,536              15,212
                                                                      --------------------     ---------------

Long-Term Liabilities
  Accrued Recoverable Contamination Clean-Up Costs                                  2,702               2,757
  Advances for Construction                                                        13,555              13,600
  Contributions in Aid of Construction                                             18,563              18,563
  Deferred Federal Income Taxes                                                    12,967              12,717
  Unfunded Future Income Taxes                                                      9,000               9,000
  Unfunded Postretirement Benefits Other Than Pension                               1,036               1,036
  Unamortized Investment Tax Credits                                                2,143               2,158
                                                                      --------------------     ---------------
    Total Long-Term Liabilities                                                    59,966              59,831
                                                                      --------------------     ---------------

      TOTAL CAPITALIZATION AND LIABILITIES                                       $186,281            $184,640
                                                                      ====================     ===============

                  The accompanying notes are an integral part of these financial statements.

                                        CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                                          CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                           AT MARCH 31, 1997 AND DECEMBER 31, 1996

                                                                                          MARCH 31,
                                                                                            1997                DEC. 31,
                                                                                         (UNAUDITED)              1996
                                                                                     --------------------    ----------------
                                                                                             (THOUSANDS OF DOLLARS)
Common Stockholders' Equity
  Common Stock Without Par Value Authorized - 7,500,000 Shares;
    Shares Issued and Outstanding: 1997 -3,016,286; 1996 - 3,012,083                             $43,725             $43,672
    Stock Issuance Expense                                                                        (1,239)             (1,216)
    Retained Earnings                                                                             12,091              11,939
                                                                                     --------------------    ----------------
        Total Common Stockholders' Equity                                                         54,577              54,395
                                                                                     --------------------    ----------------

Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                                      300                 300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share                           472                 472
                                                                                     --------------------    ----------------
         Total Preferred Stock of Connecticut Water Service, Inc.                                    772                 772
                                                                                     --------------------    ----------------

Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      6.9%     Series Q, due 2021                                                                 10,000              10,000
      5 7/8%  Series R, due 2022                                                                  14,830              14,830
      6.65%   Series S, due 2020                                                                   8,000               8,000
      5 3/4%  Series T, due 2028                                                                   5,000               5,000
      5.3%     Series U, due 2028                                                                  4,550               4,550
      6.94%   Series V, due 2029                                                                  12,050              12,050
                                                                                     --------------------    ----------------
        Total Long-Term Debt                                                                      54,430              54,430
                                                                                     --------------------    ----------------

          TOTAL CAPITALIZATION                                                                  $109,779            $109,597
                                                                                     ====================    ================

                         The accompanying notes are an integral part of these financial statements.

                            CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF INCOME
                          For the Three Months Ended March 31, 1997 and 1996

                                                                  1997                    1996
                                                               (Unaudited)             (Unaudited)
                                                            -----------------        -----------------

                                                              (In thousands except per share amounts)
Operating Revenues                                                    $9,012                   $9,087
                                                            -----------------        -----------------

Operating Expenses
  Operation                                                            3,164                    3,343
  Maintenance                                                            410                      446
  Depreciation                                                           870                      820
  Federal Income Taxes                                                   733                      770
  Connecticut Corporation Business Taxes                                 155                      189
  Municipal Taxes                                                        812                      806
  Payroll Taxes                                                          169                      190
  Connecticut Gross Earnings Tax                                         450                      453
                                                            -----------------        -----------------
       Total Operating Expenses                                        6,763                    7,017
                                                            -----------------        -----------------

Utility Operating Income                                               2,249                    2,070
                                                            -----------------        -----------------

Other Income (Deductions)
  Interest                                                                24                       24
  Allowance for Funds Used During Construction                           153                       52
  Other                                                                  117                       30
  Taxes on Other Income                                                  (50)                      (1)
                                                            -----------------        -----------------
       Total Other Income (Deductions)                                   244                      105
                                                            -----------------        -----------------

Interest and Debt Expense
  Interest on Long-Term Debt                                             865                      865
  Other Interest Charges                                                 123                       75
  Amortization of Debt Expense                                            47                       47
                                                            -----------------        -----------------
       Total Interest and Debt Expense                                 1,035                      987
                                                            -----------------        -----------------

Net Income                                                             1,458                    1,188
Preferred Stock Dividend Requirement                                      10                       10
                                                            -----------------        -----------------
Net Income Applicable to Common Stockholders                          $1,448                   $1,178
                                                            =================        =================

Weighted Average Common Shares Outstanding                             3,014                    2,973
                                                            =================        =================

Earnings Per Average Common Share                                      $0.48                    $0.40
                                                            =================        =================

Dividends Per Common Share                                             $0.43                    $0.42
                                                            =================        =================

              The accompanying notes are an integral part of these financial statements.

                             CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF INCOME
                          For the Twelve Months Ended March 31, 1997 and 1996

                                                                            March 31,
                                                                    1997                  1996
                                                                 (Unaudited)           (Unaudited)
                                                            ------------------       ------------------

                                                              (In thousands except per share amounts)
Operating Revenues                                                    $38,517                  $39,618
                                                            ------------------       ------------------

Operating Expenses
  Operation                                                            12,785                   13,691
  Maintenance                                                           1,628                    2,053
  Depreciation                                                          3,365                    3,165
  Federal Income Taxes                                                  3,841                    3,928
  Connecticut Corporation Business Taxes                                  900                    1,014
  Municipal Taxes                                                       3,290                    3,249
  Payroll Taxes                                                           474                      532
  Connecticut Gross Earnings Tax                                        1,927                    1,979
                                                            ------------------       ------------------
       Total Operating Expenses                                        28,210                   29,611
                                                            ------------------       ------------------

Utility Operating Income                                               10,307                   10,007
                                                            ------------------       ------------------

Other Income (Deductions)
  Interest                                                                179                      138
  Allowance for Funds Used During Construction                            438                       88
  Other                                                                    34                      143
  Taxes on Other Income                                                   (70)                     (35)
                                                            ------------------       ------------------
       Total Other Income (Deductions)                                    581                      334
                                                            ------------------       ------------------

Interest and Debt Expense
  Interest on Long-Term Debt                                            3,460                    3,460
  Other Interest Charges                                                  367                      289
  Amortization of Debt Expense                                            188                      188
                                                            ------------------       ------------------
       Total Interest and Debt Expense                                  4,015                    3,937
                                                            ------------------       ------------------

Net Income                                                              6,873                    6,404
Preferred Stock Dividend Requirement                                       38                       38
                                                            ------------------       ------------------
Net Income Applicable to Common Stockholders                           $6,835                   $6,366
                                                            ==================       ==================

Weighted Average Common Shares Outstanding                              3,007                    2,950
                                                            ==================       ==================

Earnings Per Average Common Share                                       $2.27                    $2.16
                                                            ==================       ==================

Dividends Per Common Share                                              $1.71                    $1.68
                                                            ==================       ==================

              The accompanying notes are an integral part of these financial statements.

                                       CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                                        CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                     FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                                      1997                   1996
                                                                                   (UNAUDITED)            (UNAUDITED)
                                                                                ------------------    ---------------------

                                                                                          (THOUSANDS OF DOLLARS)

Balance at Beginning of Period                                                            $11,939                  $10,468
Net Income                                                                                  1,458                    1,188
                                                                                ------------------    ---------------------
                                                                                           13,397                   11,656
                                                                                ------------------    ---------------------

Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share                                              3                        3
     Cumulative Preferred, Series $.90, $.225 per share                                         7                        7
     Common Stock - 1997 $.43 per share; 1996 $.42 per share                                1,296                    1,248
                                                                                ------------------    ---------------------
                                                                                            1,306                    1,258
                                                                                ------------------    ---------------------

Balance at End of Period                                                                  $12,091                  $10,398
                                                                                ==================    =====================




                                    FOR THE TWELVE MONTHS ENDED MARCH 31, 1997 AND 1996

Balance at Beginning of Period                                                            $10,398                   $8,969
Net Income                                                                                  6,873                    6,404
                                                                                ------------------    ---------------------
                                                                                           17,271                   15,373
                                                                                ------------------    ---------------------

Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share                                             12                       12
     Cumulative Preferred, Series $.90, $.90 per share                                         26                       26
     Common Stock - 1997 $1.71 per share; 1996 $1.68 per share                              5,142                    4,937
                                                                                ------------------    ---------------------
                                                                                            5,180                    4,975
                                                                                ------------------    ---------------------

Balance at End of Period                                                                  $12,091                  $10,398
                                                                                ==================    =====================

                        The accompanying notes are an integral part of these financial statements.

                                          CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                                               1997                  1996
                                                                                              (UNAUDITED)        (UNAUDITED)
                                                                                          ----------------    -------------------

                                                                                                  (THOUSANDS OF DOLLARS)
Operating Activities:
  Net Income Before Preferred Dividends of Parent                                                  $1,458                 $1,188
                                                                                          ----------------    -------------------

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $28 in 1997, $25 in 1996 charged to other accounts)                       898                    845
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues                         43                    555
      (Increase) Decrease in Other Current Assets                                                    (797)                (1,103)
      (Increase) Decrease in Other Non-Current Items                                                 (301)                  (245)
      Increase (Decrease) in Accounts Payable, Accrued Expenses and
        Other Current Liabilities                                                                    (976)                (1,950)
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net                                                                   235                    (15)
                                                                                          ----------------    -------------------
          Total Adjustments                                                                          (898)                (1,913)
                                                                                          ----------------    -------------------

          Net Cash Provided by Operating Activities                                                   560                   (725)
                                                                                          ----------------    -------------------

Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $153 in 1997 and $52 in 1996)                                      (1,532)                  (829)
                                                                                          ----------------    -------------------

Financing Activities:
  Proceeds from Interim Bank Loans                                                                  8,096                  5,009
  Repayment of Interim Bank Loans                                                                  (5,795)                (2,646)
  Proceeds from Issuance of Common Stock                                                               52                    663
  Advances, Contributions and Funds From Others for Construction, Net of (Refunds)                    (51)                   431
  Costs Incurred to Issue Long-Term Debt, Preferred Stock, and Common Stock                           (22)                     0
  Cash Dividends Paid                                                                              (1,306)                (1,258)
                                                                                          ----------------    -------------------
          Net Cash Provided by (Used in) Financing Activities                                         974                  2,199
                                                                                          ----------------    -------------------

Net Increase (Decrease) in Cash                                                                         2                    645
Cash at Beginning of Year                                                                              35                    124
                                                                                          ----------------    -------------------

Cash at End of Year                                                                                   $37                   $769
                                                                                          ================    ===================

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                                          $1,597                 $1,527
    Income Taxes                                                                                     $275                   $300

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

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed:

                                                         3 Months Ended                       12 Months Ended
                                                   --------------------------    -----------------------------------------
                                                     3/31/97        3/31/96        3/31/97        3/31/96        12/31/96
                                                   ----------      ----------    ----------      ----------     ----------
Common Shares Outstanding:
         January 1, 1996                                   --             --             --             --       2,966,757
         April 1, 1996 & 1995
            respectively                                   --                     2,991,038      2,904,827              --
         January 1, 1997 & 1996
            respectively                            3,012,083      2,966,757             --             --              --
Common Shares Issued:
         To DRIP - June 15, 1995                           --             --             --         23,328              --
         To 401-K - June 30, 1995                          --             --             --            662              --
         To DRIP - September 15, 1995                      --             --             --         18,906              --
         To 401-K - September 30, 1995                     --             --             --            674              --
         To DRIP - December 15, 1995                       --             --             --         18,360              --
         To 401-K - January 2, 1996                        --            703             --            703             703
         To PSP- February 16, 1996                         --          4,220             --          4,220           4,220
         To DRIP - March 15, 1996                          --         18,615             --         18,615          18,615
         To 401-K - March 30, 1996                         --            743             --            743             743
         To DRIP - June 15 1996                            --             --         18,299             --          18,299
         To 401-K - June 30, 1996                          --             --            754             --             754
         To PSP - July 1, 1996                             --             --            687             --             687
         To 401-K - September 30, 1996                     --             --            655             --             655
         To 401-K - December 31, 1996                      --             --            650             --             650
         To PSP - February 14, 1997                     3,526             --          3,526             --              --
         To 401-K - March 30, 1997                        677             --            677             --              --
                                                   ----------      ----------    ----------      ----------     ----------
Common Shares Outstanding:
         March 31, 1997 & 1996
           respectively                             3,016,286      2,991,038      3,016,286      2,991,038
                                                    =========      =========      =========      =========
         December 31, 1996                                                                                       3,012,083
                                                                                                                 =========
Weighted Average Common Shares Outstanding:

         Days outstanding basis                     3,013,821      2,973,041      3,007,459      2,949,531       2,997,337
                                                    =========      =========      =========      =========       =========

DRIP  =           Dividend Reinvestment Plan
PSP   =           Performance Stock Program
401-K =           Company contribution to employees' 401-K savings plan

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

3. Adoption of SFAS 128 - In March 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" (SFAS 128), which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 31, 1997, and earlier adoption is not permitted. The Company does not expect adoption of this statement to have a material impact on the calculation of earnings per share.



PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

LIQUIDITY AND CORPORATE RESOURCES

         At March 31, 1997 the Company had $3,904,000 of unused lines of interim bank loan credit available.


RESULT OF OPERATIONS

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended March 31, 1997 increased from that of March 31, 1996 by $270,000, or $.08, per average common share on an increased number of common shares. The improvement in net income resulted from a $179,000 increase in operating income and a $139,000 increase in other income and deductions, partially offset by a $48,000 increase in interest and debt expense.

         The increase in operating income is due to a 3.8% decrease in operating expense, partially offset by a .8% decrease in operating revenues.

         The reduction in operating expense is primarily due to a reduction in property and liability insurance premiums and a greater percentage of the Subsidiary's overall labor activity being devoted to capital related projects. The reduction in revenues is primarily due to a reduction in average residential water consumption, in part due to the mild winter. Historically, residential customers' water usage declines during mild winters and increases during colder winters.

         The increase in other income and deductions is primarily due to a $72,000 net gain realized from the sale of real estate in the first quarter of 1997, and an increase in AFUDC relating to several of the Subsidiary's on-going construction projects.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


PART II, ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 25, 1997, at its annual meeting, the stockholders of Connecticut Water Service, Inc. elected the following directors for a three year term until 2000:

                                                      Number of Common Shares Cast
                                                      ----------------------------
                                                                                     Abstentions
                                        Affirmative             Negative            and Non-Votes
                                        -----------             --------            -------------

Francis E. Baker                         2,236,341                 --                  197,097
Rudolph E. Luginbuhl                     2,233,534                 --                  199,903
Harvey G. Moger                          2,240,525                 --                  192,912
Warren C. Packard                        2,238,499                 --                  194,938

         Preferred Series A stockholders cast 6,700 affirmative votes for each of the Directors listed above. There were no abstentions.

         Directors whose term of office continue until 1998 are Marshall T. Chiaraluce, William F. Guillaume, Marcia L. Hincks, William C. Lichtenfels, and Robert F. Neal.

         Directors whose term of office continue until 1999 are Harold E. Bigler, Jr., Astrid T. Hanzalek, Frederick E. Hennick, and Donald B. Wilbur.

         Other matters voted on at the annual meeting are the appointment of Arthur Andersen LLP as independent auditor and a shareholder proposal for cumulative voting:

                                                    Number of Shares Cast
                                                    ---------------------
                                                                               Abstentions
Arthur Andersen LLP                Affirmative            Negative            and Non-Votes
-------------------                -----------            --------            -------------
Common Stock                       2,370,748               32,769                 29,920
Preferred Series A Stock               6,375                  300                     25

         Stockholder proposal - To provide for cumulative voting in the election of directors:

                                                    Number of Shares Cast
                                                    ---------------------
                                                                               Abstentions
Cumulative Voting                  Affirmative            Negative            and Non-Votes
-----------------                  -----------            --------            -------------
Common Stock                        718,875               959,461                755,101
Preferred Series A Stock              2,640                 3,775                    285


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

                                                 Connecticut Water Service, Inc.
                                                           (Registrant)



Date:    May 12, 1997                                By /s/ David C. Benoit

                                                        David C. Benoit
                                                        Vice President - Finance



Date:    May 12 1997                                 By: /s/ Peter J. Bancroft

                                                         Peter J. Bancroft
                                                         Assistant Treasurer