Form 10-Q
period 1997-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 1997-08-12
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
     (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                     ENDED June 30, 1997             OR


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


                                    3,017,101
           Number of shares of common stock outstanding, June 30, 1997

                         CONNECTICUT WATER SERVICE, INC.

                                Financial Report
                             June 30, 1997 and 1996

                                TABLE OF CONTENTS
PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 1997
   and December 31, 1996                                               Page 3

Consolidated Statements of Capitalization at
   June 30, 1997 and December 31, 1996                                 Page 4

Consolidated Statements of Income for Three Months
   Ended June 30, 1997 and 1996                                        Page 5

Consolidated Statements of Income for Six Months
   Ended June 30, 1997 and 1996                                        Page 6

Consolidated Statements of Income for Twelve Months
   Ended June 30, 1997 and 1996                                        Page 7

Consolidated Statements of Retained Earnings for Three
   Months Ended June 30, 1997 and 1996                                 Page 8

Consolidated Statements of Retained Earnings for Six
   Months Ended June 30, 1997 and 1996                                 Page 8

Consolidated Statements of Retained Earnings for Twelve
  Months Ended June 30, 1997 and 1996                                  Page 8

Consolidated Statements of Cash Flows for Six Months
   Ended June 30, 1997 and 1996                                        Page 9

Notes to Consolidated Financial Statements                             Page 10

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                     Page 11-12

Signature Page                                                         Page 13

                                                                          Page 3
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                           JUNE 30,
                                                                             1997          DEC. 31,
ASSETS                                                                    (UNAUDITED)       1996
                                                                           ---------      ---------
                                                                             (THOUSANDS OF DOLLARS)
Utility Plant
  Utility Plant                                                            $ 196,334      $ 195,223
  Construction Work in Progress                                               11,547          8,940
  Utility Plant Acquisition Adjustments                                       (1,206)        (1,206)
                                                                           ---------      ---------
                                                                             206,675        202,957
  Accumulated Provision for Depreciation                                     (50,766)       (49,059)
                                                                           ---------      ---------
    Net Utility Plant                                                        155,909        153,898
                                                                           ---------      ---------

Investments                                                                    1,515          1,290
                                                                           ---------      ---------

Current Assets
  Cash                                                                           326             35
  Accounts Receivable (Less Allowance, 1997 - $152; 1996 - $140)               3,882          3,736
  Accrued Unbilled Revenues                                                    2,731          2,830
  Prepayments and Other Current Assets                                           944            736
                                                                           ---------      ---------
    Total Current Assets                                                       7,883          7,337
                                                                           ---------      ---------

Deferred Charges
  Unamortized Debt Issuance Expense                                            5,118          5,212
 Taxes Recoverable Through Future Rates                                        9,000          9,000
  Postretirement Benefits Other Than Pension Recoverable
   Through Future Rates                                                        1,036          1,036
  Recoverable Contamination Clean-Up Costs                                     5,400          5,400
  Prepaid Income Taxes on Contributions in Aid of Construction                   576            528
  Other Costs                                                                  1,240            939
                                                                           ---------      ---------
    Total Deferred Charges                                                    22,370         22,115
                                                                           ---------      ---------

      TOTAL ASSETS                                                         $ 187,677      $ 184,640
                                                                           =========      =========

CAPITALIZATION AND LIABILITIES

Capitalization (See accompanying statements)
  Common Stockholders' Equity                                              $  54,527      $  54,395
  Preferred Stock                                                                772            772
  Long-Term Debt                                                              54,400         54,430
                                                                           ---------      ---------
    Total Capitalization                                                     109,699        109,597
                                                                           ---------      ---------

Current Liabilities
  Interim Bank Loans Payable                                                   8,646          5,795
  Accounts Payable and Accrued Taxes and Interest                              6,345          7,166
  Accrued Recoverable Contamination Clean-Up Costs                               300            300
  Other                                                                        2,162          1,951
                                                                           ---------      ---------
    Total Current Liabilities                                                 17,453         15,212
                                                                           ---------      ---------

Long-Term Liabilities
  Accrued Recoverable Contamination Clean-Up Costs                             2,585          2,757
  Advances for Construction                                                   13,959         13,600
  Contributions in Aid of Construction                                        18,595         18,563
  Deferred Federal Income Taxes                                               13,217         12,717
  Unfunded Future Income Taxes                                                 9,000          9,000
  Unfunded Postretirement Benefits Other Than Pension                          1,036          1,036
  Unamortized Investment Tax Credits                                           2,133          2,158
                                                                           ---------      ---------
    Total Long-Term Liabilities                                               60,525         59,831
                                                                           ---------      ---------

      TOTAL CAPITALIZATION AND LIABILITIES                                 $ 187,677      $ 184,640
                                                                           =========      =========

     The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                     AT JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                                 JUNE 30,
                                                                                   1997            DEC. 31,
                                                                                (UNAUDITED)         1996
                                                                                -----------       ---------
                                                                                   (THOUSANDS OF DOLLARS)
Common Stockholders' Equity
  Common Stock Without Par Value Authorized - 7,500,000 Shares;
    Shares Issued and Outstanding: 1997 - 3,017,101; 1996 - 3,012,083            $  43,780        $  43,672
    Stock Issuance Expense                                                          (1,239)          (1,216)
    Retained Earnings                                                               11,986           11,939
                                                                                 ---------        ---------
        Total Common Stockholders' Equity                                           54,527           54,395
                                                                                 ---------        ---------

Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                        300              300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share             472              472
                                                                                 ---------        ---------
         Total Preferred Stock of Connecticut Water Service, Inc.                      772              772
                                                                                 ---------        ---------

Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      6.9%   Series Q, due 2021                                                     10,000           10,000
      5 7/8% Series R, due 2022                                                     14,800           14,830
      6.65%  Series S, due 2020                                                      8,000            8,000
      5 3/4% Series T, due 2028                                                      5,000            5,000
      5.3%   Series U, due 2028                                                      4,550            4,550
      6.94%  Series V, due 2029                                                     12,050           12,050
                                                                                 ---------        ---------
        Total Long-Term Debt                                                        54,400           54,430
                                                                                 ---------        ---------

          TOTAL CAPITALIZATION                                                   $ 109,699        $ 109,597
                                                                                 =========        =========

     The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                      1997           1996
                                                   (UNAUDITED)    (UNAUDITED)
                                                   -----------    -----------
                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues                                   $ 9,633        $9,276
                                                     -------        ------

Operating Expenses
  Operation                                            3,346         3,367
  Maintenance                                            598           396
  Depreciation                                           869           824
  Federal Income Taxes                                   788           975
  Connecticut Corporation Business Taxes                 169           241
  Municipal Taxes                                        811           804
  Payroll Taxes                                          100           120
  Connecticut Gross Earnings Tax                         474           464
  Organizational Charges                                 422             0
                                                     -------        ------
       Total Operating Expenses                        7,577         7,191
                                                     -------        ------

Utility Operating Income                               2,056         2,085
                                                     -------        ------

Other Income (Deductions)
  Interest                                                25            24
  Allowance for Funds Used During Construction           162            62
  Other                                                   64            17
  Taxes on Other Income                                  (56)            7
                                                     -------        ------
       Total Other Income (Deductions)                   195           110
                                                     -------        ------

Interest and Debt Expense
  Interest on Long-Term Debt                             865           865
  Other Interest Charges                                 139            59
  Amortization of Debt Expense                            47            47
                                                     -------        ------
       Total Interest and Debt Expense                 1,051           971
                                                     -------        ------

Net Income                                             1,200         1,224
Preferred Stock Dividend Requirement                       9             9
                                                     -------        ------
Net Income Applicable to Common Stockholders         $ 1,191        $1,215
                                                     =======        ======

Weighted Average Common Shares Outstanding             3,016         2,994
                                                     =======        ======

Earnings Per Average Common Share                    $  0.39        $ 0.41
                                                     =======        ======

Dividends Per Common Share                           $  0.43        $ 0.42
                                                     =======        ======


  The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                      1997             1996
                                                   (UNAUDITED)      (UNAUDITED)
                                                  --------------  --------------
                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues                                   $ 18,645        $18,363
                                                     --------        -------

Operating Expenses
  Operation                                             6,510          6,710
  Maintenance                                           1,008            842
  Depreciation                                          1,739          1,644
  Federal Income Taxes                                  1,521          1,745
  Connecticut Corporation Business Taxes                  324            430
  Municipal Taxes                                       1,623          1,610
  Payroll Taxes                                           269            310
  Connecticut Gross Earnings Tax                          924            917
  Organizational Charges                                  422              0
                                                     --------        -------
       Total Operating Expenses                        14,340         14,208
                                                     --------        -------

Utility Operating Income                                4,305          4,155
                                                     --------        -------

Other Income (Deductions)
  Interest                                                 49             48
  Allowance for Funds Used During Construction            315            114
  Other                                                   181             47
  Taxes on Other Income                                  (106)             6
                                                     --------        -------
       Total Other Income (Deductions)                    439            215
                                                     --------        -------

Interest and Debt Expense
  Interest on Long-Term Debt                            1,730          1,730
  Other Interest Charges                                  262            134
  Amortization of Debt Expense                             94             94
                                                     --------        -------
       Total Interest and Debt Expense                  2,086          1,958
                                                     --------        -------

Net Income                                              2,658          2,412
Preferred Stock Dividend Requirement                       19             19
                                                     --------        -------
Net Income Applicable to Common Stockholders         $  2,639        $ 2,393
                                                     ========        =======

Weighted Average Common Shares Outstanding              3,015          2,984
                                                     ========        =======

Earnings Per Average Common Share                    $   0.88        $  0.80
                                                     ========        =======

Dividends Per Common Share                           $   0.86        $  0.84
                                                     ========        =======

  The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE TWELVE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                      1997             1996
                                                   (UNAUDITED)      (UNAUDITED)
                                                  --------------  --------------
                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues                                   $ 38,874        $ 39,715
                                                     --------        --------

Operating Expenses
  Operation                                            12,764          13,807
  Maintenance                                           1,830           2,017
  Depreciation                                          3,410           3,177
  Federal Income Taxes                                  3,654           3,974
  Connecticut Corporation Business Taxes                  828           1,007
  Municipal Taxes                                       3,297           3,214
  Payroll Taxes                                           454             532
  Connecticut Gross Earnings Tax                        1,937           1,984
  Organizational Charges                                  422               0
                                                     --------        --------
       Total Operating Expenses                        28,596          29,712
                                                     --------        --------

Utility Operating Income                               10,278          10,003
                                                     --------        --------

Other Income (Deductions)
  Interest                                                180             128
  Allowance for Funds Used During Construction            538             134
  Other                                                    81             151
  Taxes on Other Income                                  (133)            (37)
                                                     --------        --------
       Total Other Income (Deductions)                    666             376
                                                     --------        --------

Interest and Debt Expense
  Interest on Long-Term Debt                            3,460           3,460
  Other Interest Charges                                  447             279
  Amortization of Debt Expense                            188             188
                                                     --------        --------
       Total Interest and Debt Expense                  4,095           3,927
                                                     --------        --------

Net Income                                              6,849           6,452
Preferred Stock Dividend Requirement                       38              38
                                                     --------        --------
Net Income Applicable to Common Stockholders         $  6,811        $  6,414
                                                     ========        ========

Weighted Average Common Shares Outstanding              3,013           2,971
                                                     ========        ========

Earnings Per Average Common Share                    $   2.26        $   2.16
                                                     ========        ========

Dividends Per Common Share                           $   1.72        $   1.68
                                                     ========        ========

  The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                         1997           1996
                                                                     (UNAUDITED)    (UNAUDITED)
                                                                    ------------   -------------
                                                                        (THOUSANDS OF DOLLARS)
Balance at Beginning of Period                                          $12,091       $10,398
Net Income                                                                1,200         1,224
                                                                        -------       -------
                                                                         13,291        11,622
                                                                        -------       -------

Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share                            3             3
     Cumulative Preferred, Series $.90, $.225 per share                       6             6
     Common Stock - 1997 $.43 per share; 1996 $.42 per share              1,296         1,256
                                                                        -------       -------
                                                                          1,305         1,265
                                                                        -------       -------

Balance at End of Period                                                $11,986       $10,357
                                                                        =======       =======



                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Balance at Beginning of Period                                          $11,939       $10,468
Net Income                                                                2,658         2,412
                                                                        -------       -------
                                                                         14,597        12,880
                                                                        -------       -------

Dividends Declared:
     Cumulative Preferred, Class A, $.40 per share                            6             6
     Cumulative Preferred, Series $.90, $.45 per share                       13            13
     Common Stock - 1997 $.86 per share; 1996 $.84 per share              2,592         2,504
                                                                        -------       -------
                                                                          2,611         2,523
                                                                        -------       -------

Balance at End of Period                                                $11,986       $10,357
                                                                        =======       =======



               FOR THE TWELVE MONTHS ENDED JUNE 30, 1997 AND 1996

Balance at Beginning of Period                                          $10,357       $ 8,916
Net Income                                                                6,849         6,452
                                                                        -------       -------
                                                                         17,206        15,368
                                                                        -------       -------

Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share                           12            12
     Cumulative Preferred, Series $.90, $.90 per share                       27            26
     Common Stock - 1997 $1.72 per share; 1996 $1.68 per share            5,181         4,973
                                                                        -------       -------
                                                                          5,220         5,011
                                                                        -------       -------

Balance at End of Period                                                $11,986       $10,357
                                                                        =======       =======


  The accompanying notes are an integral part of these financial statements.

                                                                          Page 9
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                                          1997            1996
                                                                                       (UNAUDITED)     (UNAUDITED)
                                                                                      -------------   -------------
                                                                                       (THOUSANDS OF DOLLARS)
Operating Activities:
  Net Income Before Preferred Dividends of Parent                                        $ 2,658        $ 2,412
                                                                                         -------        -------

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $57 in 1997, $48 in 1996 charged to other accounts)            1,773          1,692
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues               (48)           362
      (Increase) Decrease in Other Current Assets                                           (208)            27
      (Increase) Decrease in Other Non-Current Items                                        (652)          (405)
      Increase (Decrease) in Accounts Payable, Accrued Expenses and
        Other Current Liabilities                                                           (609)        (1,436)
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net                                                          475            470
                                                                                         -------        -------
          Total Adjustments                                                                  731            710
                                                                                         -------        -------

          Net Cash Provided by Operating Activities                                        3,389          3,122
                                                                                         -------        -------

Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $214 in 1997 and $144 in 1996)                            (3,762)        (2,686)
                                                                                         -------        -------

Financing Activities:
  Proceeds from Interim Bank Loans                                                         8,646          3,104
  Repayment of Interim Bank Loans                                                         (5,795)        (2,646)
  Reduction of Long-Term Debt Including Current Portion                                      (30)            (5)
  Proceeds from Issuance of Common Stock                                                     108          1,135
  Advances, Contributions and Funds From Others for Construction, Net of (Refunds)           369            528
  Costs Incurred to Issue Long-Term Debt, Preferred Stock, and Common Stock                  (22)             0
  Cash Dividends Paid                                                                     (2,612)        (2,523)
                                                                                         -------        -------
          Net Cash Provided by (Used in) Financing Activities                                664           (407)
                                                                                         -------        -------

Net Increase (Decrease) in Cash                                                              291             29
Cash at Beginning of Year                                                                     35            124
                                                                                         -------        -------

Cash at End of Year                                                                      $   326        $   153
                                                                                         =======        =======

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                                $ 2,837        $ 1,864
    Income Taxes                                                                         $ 1,595        $ 1,690

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

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed:

                                                       3 Months Ended                       12 Months Ended
                                                  -------------------------     ------------------------------------------
                                                   6/30/97        6/30/96        6/30/97        6/30/96        12/31/96
                                                   -------        -------        -------        -------        --------

Common Shares Outstanding:
         January 1, 1996                                   --             --             --             --       2,966,757
         July 1, 1996 & 1995
            respectively                                   --                     3,010,091      2,928,817              --
         April 1, 1997 & 1996
            respectively                            3,016,286      2,991,038             --             --              --
Common Shares Issued:
         To DRIP - September 15, 1995                      --             --             --         18,906              --
         To 401-K - September 30, 1995                     --             --             --            674              --
         To DRIP - December 15, 1995                       --             --             --         18,360              --
         To 401-K - January 2, 1996                        --             --             --            703             703
         To PSP- February 16, 1996                         --             --             --          4,220           4,220
         To DRIP - March 15, 1996                          --             --             --         18,615          18,615
         To 401-K - March 30, 1996                         --             --             --            743             743
         To DRIP - June 15, 1996                           --         18,299             --         18,299          18,299
         To 401-K - June 30, 1996                          --            754             --            754             754
         To PSP - July 1, 1996                             --             --            687             --             687
         To 401-K - September 30, 1996                     --             --            655             --             655
         To 401-K - December 31, 1996                      --             --            650             --             650
         To PSP - February 14, 1997                        --             --          3,526             --              --
         To 401-K - March 30, 1997                         --             --            677             --              --
         To PSP - June 13, 1997                            40             --             40             --              --
         To 401-K - June 30, 1997                         775             --            775             --              --
                                                    ---------      ---------      ---------      ---------       ---------
Common Shares Outstanding:
         June 30, 1997 & 1996
          respectively                              3,017,101      3,010,091      3,017,101      3,010,091
                                                    =========      =========      =========      =========
         December 31, 1996                                                                                       3,012,083
                                                                                                                 =========
Weighted Average Common Shares Outstanding:
         Days outstanding basis                     3,016,301      2,994,261      3,012,954      2,970,804       2,997,337
                                                    =========      =========      =========      =========       =========

DRIP  =  Dividend Reinvestment Plan
PSP   =  Performance Stock Program
401-K =  Company contribution to employees' 401-K savings plan

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

3. The Consolidated Statements of Income reflect the summation of Organizational Charges associated with a Company early retirement program offered to qualifying employees. These charges represent the actuarially determined FASB 88 expense for pension benefits for the 16 employees who accepted the offer of early retirement and the costs of administrative services related to the early retirement plan.

4. Effective July 1, 1997, the Company reduced customer water bill rates by 5%. This reduction is a result of the repeal of the Connecticut Gross Earnings Tax
(GRT) on private and investor owned water companies. This rate reduction is equivalent to the reduced cost to the Company due to the elimination of the GRT. There is no earnings impact on the company as a result of this rate decrease.

         On July 31, 1997, the Company filed an application with the Connecticut Department of Public Utility Control requesting a net increase in customer water rates of .724%. This increase is comprised of the following: 1) an .800% increase for the collection of additional FASB 106 expenses for Postretirement Benefits Other Than Pension and 2) a .076% decrease in rates due to the legislative elimination of the Connecticut sales tax on certain operations and maintenance expense items. A decision on this application is expected in the third quarter.


PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


LIQUIDITY AND CORPORATE RESOURCES

         At June 30, 1997 the Company had $3,354,000 of unused lines of interim bank loan credit available.


RESULT OF OPERATIONS

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended June 30, 1997 decreased from that of June 30, 1996 by $24,000, or $.02, per average common share on an increased number of common shares. The decline in net income resulted from a $29,000 decrease in operating income and a $80,000 increase in interest and debt expense, partially offset by a $85,000 increase in other income and deductions.

         The decrease in operating income is due to a 5.4% increase in operating expense, partially offset by a 3.9% increase in operating revenues.

         The increase in operating expense is primarily due to Organizational Charges of $422,000 for an early retirement program significantly offset by a reduction in property and liability insurance premiums and a greater percentage of the Subsidiary's overall labor activity being devoted to capital related projects. The increase in revenues is a result of higher than average residential water consumption due to the dry, hot weather in June 1997.

         The increase in other income and deductions is primarily due to an increase in AFUDC relating to several of the Subsidiary's on-going construction projects.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


         The increase in interest and debt expense is attributable to interest on short-term borrowings. This interest is higher due to higher average rates being carried on higher average outstanding balances.


         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the six months ended June 30, 1997 increased from that of June 30, 1996 by $246,000 on an increased number of common shares. The improvement in net income resulted from a $282,000 increase in operating revenue, and a $224,000 increase in other income, partially offset by a $128,000 increase in interest and debt expense and a $132,000 increase in operating expense.

         The increase in operating revenues is due to higher than average residential water consumption as a result of the dry, hot weather in June 1997, and a $70,000 increase in unmetered revenues, primarily from public and private fire customers.

         The increase in other income is primarily due to an increase in AFUDC relating to several of the Subsidiary's on-going construction projects. Also contributing to the increase are $102,000 in net gains from real estate sales.

         The increase in operating expenses is primarily due to an Organizational Charge of $422,000 for an early retirement program. This expense is significantly offset by overall lower operating expenses.

         The increase in interest and debt expense is attributable to interest on short-term borrowings. This interest is higher due to higher average rates being carried on higher average outstanding balances.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Connecticut Water Service, Inc.
                                                       (Registrant)



Date:    August 12, 1997             By:      /s/ David C. Benoit

                                              David C. Benoit
                                              Vice President - Finance




Date:    August 12, 1997             By:      /s/ Peter J. Bancroft

                                              Peter J. Bancroft
                                              Assistant Treasurer