Form 10-Q
period 1997-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 1997-11-12
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
     (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                     ENDED September 30, 1997                 OR


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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a count.         Yes_____    No______

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                    3,017,810
        Number of shares of common stock outstanding, September 30, 1997

                         CONNECTICUT WATER SERVICE, INC.

                                Financial Report
                           September 30, 1997 and 1996



                                TABLE OF CONTENTS

PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at September 30, 1997
   and December 31, 1996                                             Page 3

Consolidated Statements of Capitalization at
   September 30, 1997 and December 31, 1996                          Page 4

Consolidated Statements of Income for Three Months
   Ended September 30, 1997 and 1996                                 Page 5

Consolidated Statements of Income for Nine Months
   Ended September 30, 1997 and 1996                                 Page 6

Consolidated Statements of Income for Twelve Months
   Ended September 30, 1997 and 1996                                 Page 7

Consolidated Statements of Retained Earnings for Three
   Months Ended September 30, 1997 and 1996                          Page 8

Consolidated Statements of Retained Earnings for Nine
   Months Ended September 30, 1997 and 1996                          Page 8

Consolidated Statements of Retained Earnings for Twelve
  Months Ended September 30, 1997 and 1996                           Page 8

Consolidated Statements of Cash Flows for Nine Months
   Ended September 30, 1997 and 1996                                 Page 9

Notes to Consolidated Financial Statements                           Page 10

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                      Page 11-12

Signature Page                                                       Page 13

                                                                          Page 3
                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                   AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                     SEPTEMBER 30,
                                                                        1997           DEC. 31,
ASSETS                                                               (UNAUDITED)         1996
                                                                      ---------        ---------
                                                                       (THOUSANDS OF DOLLARS)
Utility Plant
  Utility Plant                                                       $ 201,849        $ 195,223
  Construction Work in Progress                                           9,651            8,940
  Utility Plant Acquisition Adjustments                                  (1,206)          (1,206)
                                                                      ---------        ---------
                                                                        210,294          202,957
  Accumulated Provision for Depreciation                                (51,507)         (49,059)
                                                                      ---------        ---------
    Net Utility Plant                                                   158,787          153,898
                                                                      ---------        ---------

Investments                                                               1,536            1,290
                                                                      ---------        ---------

Current Assets
  Cash                                                                      834               35
  Accounts Receivable (Less Allowance, 1997- $151; 1996 - $140)           3,930            3,736
  Accrued Unbilled Revenues                                               3,089            2,830
  Prepayments and Other Current Assets                                    1,662              736
                                                                      ---------        ---------
    Total Current Assets                                                  9,515            7,337
                                                                      ---------        ---------

Deferred Charges
  Unamortized Debt Issuance Expense                                       5,086            5,212
 Taxes Recoverable Through Future Rates                                   9,000            9,000
  Postretirement Benefits Other Than Pension Recoverable
   Through Future Rates                                                   1,036            1,036
  Recoverable Contamination Clean-Up Costs                                5,400            5,400
  Prepaid Income Taxes on Contributions in Aid of Construction              600              528
  Other Costs                                                             1,221              939
                                                                      ---------        ---------
    Total Deferred Charges                                               22,343           22,115
                                                                      ---------        ---------

      TOTAL ASSETS                                                    $ 192,181        $ 184,640
                                                                      =========        =========

CAPITALIZATION AND LIABILITIES

Capitalization (See accompanying statements)
  Common Stockholders' Equity                                         $  55,923        $  54,395
  Preferred Stock                                                           772              772
  Long-Term Debt                                                         54,563           54,430
                                                                      ---------        ---------
    Total Capitalization                                                111,258          109,597
                                                                      ---------        ---------

Current Liabilities
  Interim Bank Loans Payable                                             10,611            5,795
  Accounts Payable and Accrued Taxes and Interest                         6,928            7,166
  Accrued Recoverable Contamination Clean-Up Costs                          300              300
  Other                                                                   2,167            1,951
                                                                      ---------        ---------
    Total Current Liabilities                                            20,006           15,212
                                                                      ---------        ---------

Long-Term Liabilities
  Accrued Recoverable Contamination Clean-Up Costs                        2,534            2,757
  Advances for Construction                                              14,191           13,600
  Contributions in Aid of Construction                                   18,566           18,563
  Deferred Federal Income Taxes                                          13,467           12,717
  Unfunded Future Income Taxes                                            9,000            9,000
  Unfunded Postretirement Benefits Other Than Pension                     1,036            1,036
  Unamortized Investment Tax Credits                                      2,123            2,158
                                                                      ---------        ---------
    Total Long-Term Liabilities                                          60,917           59,831
                                                                      ---------        ---------

      TOTAL CAPITALIZATION AND LIABILITIES                            $ 192,181        $ 184,640
                                                                      =========        =========


   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                                     SEPTEMBER 30,
                                                                                        1997                DEC. 31,
                                                                                     (UNAUDITED)             1996
                                                                                     -----------          -----------
                                                                                          (THOUSANDS OF DOLLARS)
Common Stockholders' Equity
  Common Stock Without Par Value Authorized - 7,500,000 Shares;
    Shares Issued and Outstanding: 1997 - 3,017,810; 1996 - 3,012,083                $    43,833          $    43,672
    Stock Issuance Expense                                                                (1,238)              (1,216)
    Retained Earnings                                                                     13,328               11,939
                                                                                     -----------          -----------
        Total Common Stockholders' Equity                                                 55,923               54,395
                                                                                     -----------          -----------

Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                              300                  300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share                   472                  472
                                                                                     -----------          -----------
         Total Preferred Stock of Connecticut Water Service, Inc.                            772                  772
                                                                                     -----------          -----------

Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
        6.9%   Series Q, due 2021                                                         10,000               10,000
        5 7/8% Series R, due 2022                                                         14,800               14,830
        6.65%  Series S, due 2020                                                          8,000                8,000
        5 3/4% Series T, due 2028                                                          5,000                5,000
        5.3%   Series U, due 2028                                                          4,550                4,550
        6.94%  Series V, due 2029                                                         12,050               12,050
                                                                                     -----------          -----------
        Total First Mortgage Bonds                                                        54,400               54,430
    5.5% Note, Due 2002                                                                      163                    0
                                                                                     -----------          -----------
            Total Long-Term Debt                                                          54,563               54,430
                                                                                     -----------          -----------

           TOTAL CAPITALIZATION                                                      $   111,258          $   109,597
                                                                                     ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                         1997                 1996
                                                                                     (UNAUDITED)          (UNAUDITED)
                                                                                     -----------          -----------

                                                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues                                                                   $    10,855          $    10,981
                                                                                     -----------          -----------

Operating Expenses
  Operation                                                                                3,280                2,999
  Maintenance                                                                                447                  402
  Depreciation                                                                               866                  817
  Federal Income Taxes                                                                     1,400                1,495
  Connecticut Corporation Business Taxes                                                     380                  365
  Municipal Taxes                                                                            801                  831
  Payroll Taxes                                                                              126                   98
  Connecticut Gross Earnings Tax                                                               0                  549
                                                                                     -----------          -----------
       Total Operating Expenses                                                            7,300                7,556
                                                                                     -----------          -----------

Utility Operating Income                                                                   3,555                3,425
                                                                                     -----------          -----------

Other Income (Deductions)
  Interest                                                                                    23                   30
  Allowance for Funds Used During Construction                                               155                   88
  Other                                                                                      109                  (29)
  Taxes on Other Income                                                                     (113)                   5
                                                                                     -----------          -----------
       Total Other Income (Deductions)                                                       174                   94
                                                                                     -----------          -----------

Interest and Debt Expense
  Interest on Long-Term Debt                                                                 865                  865
  Other Interest Charges                                                                     168                   64
  Amortization of Debt Expense                                                                32                   47
                                                                                     -----------          -----------
       Total Interest and Debt Expense                                                     1,065                  976
                                                                                     -----------          -----------

Net Income                                                                                 2,664                2,543
Preferred Stock Dividend Requirement                                                          10                   10
                                                                                     -----------          -----------
Net Income Applicable to Common Stockholders                                         $     2,654          $     2,533
                                                                                     ===========          ===========

Weighted Average Common Shares Outstanding                                                 3,017                3,010
                                                                                     ===========          ===========

Earnings Per Average Common Share                                                    $      0.88          $      0.84
                                                                                     ===========          ===========

Dividends Per Common Share                                                           $     0.435          $      0.43
                                                                                     ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                       1997                  1996
                                                                                    (UNAUDITED)           (UNAUDITED)
                                                                                     -----------          -----------
                                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues                                                                   $    29,500          $    29,344
                                                                                     -----------          -----------

Operating Expenses
  Operation                                                                                9,789                9,709
  Maintenance                                                                              1,455                1,244
  Depreciation                                                                             2,605                2,461
  Federal Income Taxes                                                                     2,921                3,240
  Connecticut Corporation Business Taxes                                                     704                  795
  Municipal Taxes                                                                          2,424                2,441
  Payroll Taxes                                                                              395                  408
  Connecticut Gross Earnings Tax                                                             924                1,466
  Organizational Charges                                                                     423                    0
                                                                                     -----------          -----------
       Total Operating Expenses                                                           21,640               21,764
                                                                                     -----------          -----------

Utility Operating Income                                                                   7,860                7,580
                                                                                     -----------          -----------

Other Income (Deductions)
  Interest                                                                                    72                   78
  Allowance for Funds Used During Construction                                               470                  202
  Other                                                                                      290                   18
  Taxes on Other Income                                                                     (219)                  11
                                                                                     -----------          -----------
       Total Other Income (Deductions)                                                       613                  309
                                                                                     -----------          -----------

Interest and Debt Expense
  Interest on Long-Term Debt                                                               2,595                2,595
  Other Interest Charges                                                                     430                  198
  Amortization of Debt Expense                                                               126                  141
                                                                                     -----------          -----------
       Total Interest and Debt Expense                                                     3,151                2,934
                                                                                     -----------          -----------

Net Income                                                                                 5,322                4,955
Preferred Stock Dividend Requirement                                                          29                   29
                                                                                     -----------          -----------
Net Income Applicable to Common Stockholders                                         $     5,293          $     4,926
                                                                                     ===========          ===========

Weighted Average Common Shares Outstanding                                                 3,016                2,993
                                                                                     ===========          ===========

Earnings Per Average Common Share                                                    $      1.75          $      1.65
                                                                                     ===========          ===========

Dividends Per Common Share                                                           $     1.295          $      1.27
                                                                                     ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                         1997                1996
                                                                                     (UNAUDITED)          (UNAUDITED)
                                                                                     -----------          -----------
                                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenues                                                                   $    38,748          $    38,475
                                                                                     -----------          -----------

Operating Expenses
  Operation                                                                               13,044               13,336
  Maintenance                                                                              1,875                1,937
  Depreciation                                                                             3,459                3,181
  Federal Income Taxes                                                                     3,559                3,775
  Connecticut Corporation Business Taxes                                                     843                  942
  Municipal Taxes                                                                          3,267                3,243
  Payroll Taxes                                                                              482                  508
  Connecticut Gross Earnings Tax                                                           1,388                1,923
  Organizational Charges                                                                     423                    0
                                                                                     -----------          -----------
       Total Operating Expenses                                                           28,340               28,845
                                                                                     -----------          -----------

Utility Operating Income                                                                  10,408                9,630
                                                                                     -----------          -----------

Other Income (Deductions)
  Interest                                                                                   173                  131
  Allowance for Funds Used During Construction                                               605                  216
  Other                                                                                      219                   57
  Taxes on Other Income                                                                     (251)                 (31)
                                                                                     -----------          -----------
       Total Other Income (Deductions)                                                       746                  373
                                                                                     -----------          -----------

Interest and Debt Expense
  Interest on Long-Term Debt                                                               3,460                3,460
  Other Interest Charges                                                                     551                  280
  Amortization of Debt Expense                                                               173                  188
                                                                                     -----------          -----------
       Total Interest and Debt Expense                                                     4,184                3,928
                                                                                     -----------          -----------

Net Income                                                                                 6,970                6,075
Preferred Stock Dividend Requirement                                                          38                   38
                                                                                     -----------          -----------
Net Income Applicable to Common Stockholders                                         $     6,932          $     6,037
                                                                                     ===========          ===========

Weighted Average Common Shares Outstanding                                                 3,015                2,991
                                                                                     ===========          ===========

Earnings Per Average Common Share                                                    $      2.30          $      2.02
                                                                                     ===========          ===========

Dividends Per Common Share                                                           $     1.725          $      1.69
                                                                                     ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                         1997                1996
                                                                                     (UNAUDITED)         (UNAUDITED)
                                                                                     -----------          -----------
                                                                                         (THOUSANDS OF DOLLARS)
Balance at Beginning of Period                                                       $    11,986          $    10,357
Net Income                                                                                 2,664                2,543
                                                                                     -----------          -----------
                                                                                          14,650               12,900
                                                                                     -----------          -----------

Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share                                             3                    3
     Cumulative Preferred, Series $.90, $.225 per share                                        7                    7
     Common Stock - 1997 $.435 per share; 1996 $.43 per share                              1,312                1,294
                                                                                     -----------          -----------
                                                                                           1,322                1,304
                                                                                     -----------          -----------

Balance at End of Period                                                             $    13,328          $    11,596
                                                                                     ===========          ===========


                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Balance at Beginning of Period                                                       $    11,939          $    10,468
Net Income                                                                                 5,322                4,955
                                                                                     -----------          -----------
                                                                                          17,261               15,423
                                                                                     -----------          -----------

Dividends Declared:
     Cumulative Preferred, Class A, $.60 per share                                             9                    9
     Cumulative Preferred, Series $.90, $.675 per share                                       20                   20
     Common Stock - 1997 $1.295 per share; 1996 $1.27 per share                            3,904                3,798
                                                                                     -----------          -----------
                                                                                           3,933                3,827
                                                                                     -----------          -----------

Balance at End of Period                                                             $    13,328          $    11,596
                                                                                     ===========          ===========


                                  FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Balance at Beginning of Period                                                       $    11,596          $    10,596
Net Income                                                                                 6,970                6,075
                                                                                     -----------          -----------
                                                                                          18,566               16,671
                                                                                     -----------          -----------

Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share                                            12                   12
     Cumulative Preferred, Series $.90, $.90 per share                                        26                   26
     Common Stock - 1997 $1.725 per share; 1996 $1.69 per share                            5,200                5,037
                                                                                     -----------          -----------
                                                                                           5,238                5,075
                                                                                     -----------          -----------

Balance at End of Period                                                             $    13,328          $    11,596
                                                                                     ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                        1997                 1996
                                                                                     (UNAUDITED)          (UNAUDITED)
                                                                                     -----------          -----------

                                                                                         (THOUSANDS OF DOLLARS)
Operating Activities:
  Net Income Before Preferred Dividends of Parent                                    $     5,322          $     4,955
                                                                                     -----------          -----------

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $88 in 1997, $82 in 1996 charged to other accounts)            2,693                2,543
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues              (454)                (366)
      (Increase) Decrease in Other Current Assets                                           (926)                (970)
      (Increase) Decrease in Other Non-Current Items                                        (697)                (495)
      Increase (Decrease) in Accounts Payable, Accrued Expenses and
        Other Current Liabilities                                                            (21)              (1,295)
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net                                                          715                  705
                                                                                     -----------          -----------
          Total Adjustments                                                                1,310                  122
                                                                                     -----------          -----------

          Net Cash Provided by Operating Activities                                        6,632                5,077
                                                                                     -----------          -----------

Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $470 in 1997 and $202 in 1996)                            (7,619)              (5,613)
                                                                                     -----------          -----------

Financing Activities:
  Proceeds from Interim Bank Loans                                                        10,611                4,895
  Repayment of Interim Bank Loans                                                         (5,795)              (2,646)
  Increase (Reduction) of Long-Term Debt Including Current Portion                           133                  (30)
  Proceeds from Issuance of Common Stock                                                     160                1,154
  Advances, Contributions and Funds From Others for Construction, Net of (Refunds)           631                  903
  Costs Incurred to Issue Long-Term Debt, Preferred Stock, and Common Stock                  (22)                   0
  Cash Dividends Paid                                                                     (3,932)              (3,827)
                                                                                     -----------          -----------
          Net Cash Provided by (Used in) Financing Activities                              1,786                  449
                                                                                     -----------          -----------

Net Increase (Decrease) in Cash                                                              799                  (87)
Cash at Beginning of Year                                                                     35                  124
                                                                                     -----------          -----------

Cash at End of Year                                                                  $       834          $        37
                                                                                     ===========          ===========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                            $     3,591          $     3,397
    Income Taxes                                                                     $     2,875          $     2,415

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

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed:

                                                                 3 Months Ended                  12 Months Ended
                                                              ----------------------    -----------------------------------
                                                               9/30/97      9/30/96      9/30/97      9/30/96     12/31/96
                                                              ---------    ---------    ---------    ---------    ---------
Common Shares Outstanding:
         January 1, 1996                                             --           --           --           --    2,966,757
         October 1, 1996 & 1995
            respectively                                             --           --    3,011,433    2,948,397           --
         July 1, 1997 & 1996
            respectively                                      3,017,101    3,010,091           --           --           --
Common Shares Issued:
         To DRIP - December 15, 1995                                 --           --           --       18,360           --
         To 401-K - January 2, 1996                                  --           --           --          703          703
         To PSP - February 16, 1996                                  --           --           --        4,220        4,220
         To DRIP - March 15, 1996                                    --           --           --       18,615       18,615
         To 401-K - March 30, 1996                                   --           --           --          743          743
         To DRIP - June 15 1996                                      --           --           --       18,299       18,299
         To 401-K - June 30, 1996                                    --           --           --          754          754
         To PSP - July 1, 1996                                       --          687           --          687          687
         To 401-K - September 30, 1996                               --          655           --          655          655
         To 401-K - December 31, 1996                                --           --          650           --          650
         To PSP - February 14, 1997                                  --           --        3,526           --           --
         To 401-K - March 30, 1997                                   --           --          677           --           --
         To CSE - June 13, 1997                                      --           --           40           --           --
         To 401-K - June 30, 1997                                    --           --          775           --           --
         To CSE - September 15, 1997                                 41           --           41           --           --
         To 401-K - September 30, 1997                              668           --          668           --           --
                                                              ---------    ---------    ---------    ---------    ---------
Common Shares Outstanding:
         September 30, 1997 & 1996
          respectively                                        3,017,810    3,011,433    3,017,810    3,011,433
                                                              =========    =========    =========    =========
         December 31, 1996                                                                                        3,012,083
                                                                                                                  =========
Weighted Average Common Shares Outstanding:
         Days outstanding basis                               3,017,115    3,010,310    3,014,670    2,990,514    2,997,337
                                                              =========    =========    =========    =========    =========



DRIP  = Dividend Reinvestment Plan
PSP   = Performance Stock Program
401-K = Company contribution to employees' 401-K savings plan
CSE   = Common Stock Equivalents

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

4. Effective July 1, 1997, the Company reduced customer water bill rates by 5%. This reduction is a result of the repeal of the Connecticut Gross Earnings Tax
(GET) on private and investor owned water companies. This rate reduction is equivalent to the reduced cost to the Company due to the elimination of the GET. There is no earnings impact on the company as a result of this rate decrease.

         Effective October 1, 1997, the Company increased customer water bill rates by .486%. This increase is comprised of the following: 1) an .562% increase for the collection of additional FASB 106 expenses for Postretirement Benefits Other Than Pension and 2) a .076% decrease in rates due to the legislative elimination of the Connecticut sales tax on certain operations and maintenance expense items.


PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


LIQUIDITY AND CORPORATE RESOURCES

         At September 30, 1997 the Company had $1,389,000 of unused lines of interim bank loan credit available.


RESULT OF OPERATIONS

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended September 30, 1997 increased from that of September 30, 1996 by $121,000, or $.04 per average common share. The increase in net income resulted from a $130,000 increase in operating income and a $80,000 increase in other income and deductions, partially offset by a $89,000 increase in interest and debt expense.

         The increase in operating income is primarily due to increased customer water consumption. The corresponding increase in operating revenues was more than offset by the State of Connecticut's elimination of its Gross Earnings tax on water companies effective July 1, 1997 and the Subsidiary's corresponding decrease in rates that passed this expense reduction along to rate payers. The tax elimination and the Subsidiary's rate decrease reduced both the Subsidiary's revenues and tax expense by approximately $550,000, thereby having no impact on earnings. The $550,000 reduction in revenue was partially offset by $424,000 of increased revenues due primarily to the hot, dry 1997 summer weather in comparison to the wet, cool 1996 summer, which caused customers' 1997 water consumption to increase. The net increase in operating income pertaining to increased customer water consumption was partially offset by increased operation and maintenance expense related to normal ongoing maintenance work and higher employee benefits and payroll costs.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

         Other income and deductions increased due to significant growth in the Subsidiary's "non-rate" revenue activity in 1997 and increased AFUDC. Non-rate revenue activity includes contract operations for municipal and private water companies as well as selected land sales.

         The increase in interest and debt expense is primarily due to the higher average balance of interim loans outstanding in 1997.

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the nine months ended September 30, 1997 increased from that of September 30, 1996 by $367,000, or $.10 per average common share, on an increased number of common shares outstanding. The increase in net income resulted from a $280,000 increase in operating income and a $304,000 increase in other income and deductions partially offset by a $217,000 increase in interest and debt expense.

         The increase in operating income is primarily due to increased customer water consumption. The corresponding increase in operating revenues was partially offset by the State of Connecticut's elimination of its Gross Earnings tax on water companies effective July 1, 1997 and the Subsidiary's corresponding decrease in rates that passed this expense reduction along to rate payers. The tax elimination and the Subsidiary's rate decrease reduced both the Subsidiary's revenues and tax expense by approximately $550,000, thereby having no impact on earnings. The $550,000 reduction in revenue was offset by approximately $700,000 of increased revenues due primarily to the hot, dry 1997 summer weather in comparison to the wet, cool 1996 summer, which caused customers' 1997 water consumption to increase. The net increase in operating income pertaining to increased customer water consumption was partially offset by the Organizational Charges related to the Subsidiary's 1997 early retirement program and increased operation and maintenance expense related to normal ongoing maintenance work and higher employee benefits costs.

         Other income and deductions increased due to significant growth in the Subsidiary's "non-rate" revenue activity in 1997 and increased AFUDC. Non-rate revenue activity includes contract operations for municipal and private water companies as well as selected land sales.

         The increase in interest and debt expense is primarily due to the higher average balance of interim loans outstanding in 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Connecticut Water Service, Inc.
                                                      (Registrant)



Date:    November 12, 1997          By       /s/ David C. Benoit

                                             David C. Benoit
                                             Vice President - Finance




Date:    November 12, 1997          By:      /s/ Peter J. Bancroft

                                             Peter J. Bancroft
                                             Assistant Treasurer