Form 10-K
period 1997-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 1998-03-24
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


(X) Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1997 or

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

Registrant's telephone number, including area code (860) 669-8636 Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                    Name of each exchange on which registered
       NONE                                          NOT APPLICABLE

          Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

           The aggregate market value of the registrant's voting Common Stock, computed on the price of such stock at the close of business on February 27, 1998 is $93,564,000.

                                    3,018,188

           Number of shares of Common Stock outstanding, February 27, 1998 (excluding 4,959 common stock equivalent shares)



                       DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K Into Which
           Document                                   Document is Incorporated
           --------                                   ------------------------

Definitive Proxy Statement, dated                              Part III
March 18, 1998, for Annual Meeting
of Shareholders to be held on
April 24, 1998.

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

            The Company was organized in 1956 under the General Statutes of Connecticut as Suburban Water Service, Inc. and has been engaged in the business of acquiring and operating water companies through controlling stock ownership. In addition to operating its core business, CWC offers related services on a contract basis to other water utilities, communities, and businesses. These services range from one-time contracts for a particular service to long-term assignments for system operations and management. CWC is also engaged in a program of selling off its limited excess real estate holdings. In 1975, the Company changed its name to Connecticut Water Service, Inc. after acquiring all of the outstanding Common Stock of CWC. CWC's First Mortgage Bonds are held primarily by institutional investors. The Company is a non-operating company whose income is derived from the earnings on the Common Stock of CWC.

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

           B.        GENERAL DESCRIPTION OF BUSINESS

           The Company, a Connecticut corporation, owns all of the outstanding Common Stock of CWC. Substantially all of the Company's revenues and net income are attributable to the sale and distribution of water by the operating regions of CWC and to CWC's related operations. See "Business - Consolidated Operating Statistics".

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

            CWC supplies water and, in most instances, provides fire protection through three separate operating regions in all or portions of 34 towns in Connecticut. The service areas have an estimated total population of approximately 220,000 based on DPUC population estimates of 3.5 people per average household. During the twelve months ended December 31, 1997, approximately 64% of the Company's consolidated operating revenues were received from residential customers, 12% from commercial customers, 5% from industrial customers, 3% from public authority customers, and 16% from public fire protection and other customers.

            Each of the operating regions serves a separate franchise area. Rates are the same for all regions. The systems of the three operating regions are not physically interconnected.

           The following table sets forth the percentage of the Company's utility plant in service at each of CWC's operating regions as of December 31, 1997:

                                        Utility Plant
           Regions                 Dollars         Percent
           -------                 -------         -------

           Northern             $ 94,257,000               46%
           Shoreline              60,520,000               28%
           Naugatuck              50,505,000               26%
                                ------------     ------------
                                $205,282,000              100%
                                ============     ============

            At December 31, 1997, 63,017 customers were served by CWC. At that date, all customers were metered except fire protection customers, 380 customers of the Sound View Water System, acquired in 1995; and 374 customers of the Point O'Woods Water System, acquired in 1997. The Company requires all applicants for new service, other than customers at certain seasonal systems and fire protection customers, to be metered.

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

           WATER SUPPLY

            The estimated minimum dependable yields of sources of water supply for each of the operating regions' transmission and distribution systems, as set forth under "Business - CWC Production Facilities as of December 31, 1997" are in excess of present average daily consumption. Except for requests for voluntary conservation in the summers of 1988 and, in the Shoreline Region only, 1995, no restrictions on water use have been required in over 25 years.

           Water is secured from both surface and subsurface supplies and supplied through interconnections with other water systems. In 1997, surface sources provided approximately 51% of the supply, well supplies provided approximately 47%, and interconnections with other systems supplied 2%. Studies are made periodically to determine the supply and distribution needs of the regions. A major study, covering a fifty year planning period required of all water companies supplying 1,000 or more persons, was completed in 1987 and submitted to the Connecticut Department of Pubic Health (DPH) for approval. An updated plan must be prepared every five years or as requested by the DPH. Updated plans for each of CWC's water systems have been prepared and approved by DPH.

           See "Business - Construction Program", "Business - Rates" and "Business - Regulation".

           OPERATING REGIONS

                                          NORTHERN

           The Northern Region is composed of eight separate systems, not interconnected, as listed below:

                                                                            Number of
                                                                            Customers
     System                   Towns (or Portions Thereof) Served           at 12/31/97
     ------                   ----------------------------------           -----------
Western (including            Suffield, Windsor Locks, East
the former Tolland            Granby, Enfield, East Windsor, South
Aqueduct System)              Windsor, Vernon, Ellington, Tolland             28,906
Somers                        Somers                                             414
Crescent Lake                 Enfield                                            158
Stafford Springs              Stafford                                         1,026
Lakewood/Lakeview             Coventry                                           178
Nathan Hale                   Coventry                                            39
Llynwood                      Bolton, Vernon                                      75
Reservoir Heights             Vernon                                              22
                                                                              ------
                                                                              30,818
                                                                              ======


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

                                    SHORELINE

           The Shoreline Region is composed of seven separate systems, not interconnected, as listed below:

                                                                            Number of
                                                                            Customers
System                        Towns (or Portions Thereof) Served           at 12/31/97
------                        ----------------------------------           -----------
Guilford                      Guilford, Old Saybrook, Westbrook,
                              Clinton, Madison                              15,741
Chester                       Chester, Deep River, Essex                     2,330
Chester Village West          Chester                                           11
Sound View                    Old Lyme                                         380
Point O'Woods                 Old Lyme                                         374
Bay Mountain                  Griswold                                         107
SDC                           Voluntown                                         53
                                                                            ------
                                                                            18,996
                                                                            ======


           The territory served is primarily residential with some commercial and industry. In 1997 CWC completed the purchase of the Point O'Woods, Bay Mountain, and SDC water systems, all in southeastern Connecticut. These acquisitions were approved by the DPUC in 1997. These systems increase the region's water customer base by nearly 3%.

                                    NAUGATUCK

           The Naugatuck Region is composed of four separate systems, not interconnected, as listed below:

                                                                       Number of
                                                                       Customers
System                   Towns (or Portions Thereof) Served           at 12/31/97
------                   ----------------------------------           -----------
Central                  Naugatuck, City of Waterbury, Beacon
                         Falls, Bethany, Prospect                        8,779
Terryville               Plymouth, Thomaston                             1,959
Thomaston                Thomaston                                       1,208
Collinsville             Canton, Avon, Burlington                        1,257
                                                                        ------
                                                                        13,203
                                                                        ======

The territory served is residential and industrial including a municipality which represented approximately 7.4% of the region's 1997 revenues.

           Water for the Collinsville System is supplied under an agreement with the MDC from treatment facilities drawing from a large surface water reservoir owned by the MDC. See "Item 2. Properties" for a description of this agreement.

                        Consolidated Operating Statistics

                                                                            Year Ended December 31,
                                                                 1997                1996                 1995
                                                            --------------       -------------       --------------
Customers (Average)
  Residential Metered                                               56,553              55,784               55,107
  Commercial Metered                                                 3,977               3,953                3,906
  Industrial Metered                                                   359                 365                  368
  Public Authorities Metered                                           474                 472                  470
  Fire Protection and Other                                          1,052               1,023                  993
                                                            --------------       -------------       --------------
        Total                                                       62,415              61,597               60,844
                                                            ==============       =============       ==============

Production (Millions of Gallons)
  Residential Metered Sales                                          3,974               3,862                3,988
  Commercial Metered Sales                                             917                 904                  934
  Industrial Metered Sales                                             451                 441                  446
  Public Authorities Metered Sales                                     228                 220                  227
                                                            --------------       -------------       --------------
      Total Metered Consumption                                      5,570               5,427                5,595
  Fire Protection, Company Use
    and Unaccounted For                                                717                 612                  777
                                                            --------------       -------------       --------------
        Total                                                        6,287               6,039                6,372
                                                            ==============       =============       ==============

Operating Revenues (Thousands of Dollars)
  Residential Metered                                              $24,476             $24,485              $25,147
  Commercial Metered                                                 4,633               4,716                4,852
  Industrial Metered                                                 1,850               1,861                1,868
  Public Authorities Metered                                         1,057               1,050                1,090
  Fire Protection and Other Non-Metered                              6,485               6,480                6,393
                                                            --------------       -------------       --------------
        Total                                                      $38,501             $38,592              $39,350
                                                            ==============       =============       ==============

Average Revenue per 1,000 Gallons
  Residential Metered                                                $6.16               $6.34                $6.31
  Commercial Metered                                                 $5.05               $5.22                $5.19
  Industrial Metered                                                 $4.10               $4.22                $4.19
  Public Authorities Metered                                         $4.64               $4.77                $4.80

Miles of Distribution Mains
  (End of Period)                                                    1,000                 980                  970

                                                                  Year Ended December 31,
                                                                 1994                 1993
                                                            --------------       --------------
Customers (Average)
  Residential Metered                                               54,464               53,988
  Commercial Metered                                                 3,827                3,797
  Industrial Metered                                                   364                  366
  Public Authorities Metered                                           467                  466
  Fire Protection and Other                                            960                  941
                                                            --------------       --------------
        Total                                                       60,082               59,558
                                                            ==============       ==============

Production (Millions of Gallons)
  Residential Metered Sales                                          3,874                3,915
  Commercial Metered Sales                                             908                  918
  Industrial Metered Sales                                             460                  438
  Public Authorities Metered Sales                                     179                  179
                                                            --------------       --------------
      Total Metered Consumption                                      5,421                5,450
  Fire Protection, Company Use
    and Unaccounted For                                                808                  756
                                                            --------------       --------------
        Total                                                        6,229                6,206
                                                            ==============       ==============

Operating Revenues (Thousands of Dollars)
  Residential Metered                                              $24,488              $24,574
  Commercial Metered                                                 4,696                4,745
  Industrial Metered                                                 1,922                1,851
  Public Authorities Metered                                           893                  903
  Fire Protection and Other Non-Metered                              6,130                6,058
                                                            --------------       --------------
        Total                                                      $38,129              $38,131
                                                            ==============       ==============

Average Revenue per 1,000 Gallons
  Residential Metered                                                $6.32                $6.28
  Commercial Metered                                                 $5.17                $5.17
  Industrial Metered                                                 $4.18                $4.23
  Public Authorities Metered                                         $4.99                $5.04

Miles of Distribution Mains
  (End of Period)                                                      955                  950

           CONSTRUCTION PROGRAM

           The projected capital expenditures of CWC are established annually by management and are reviewed and revised from time to time to the extent necessary to meet changing conditions, including adequacy of rate relief, customer demand, revised construction schedules, water quality requirements, pollution control requirements and inflation.

           The Company currently estimates that CWC's 1998-2000 construction program, excluding plant financed by customer advances and contributions in aid of construction and amounts representing an allowance for funds used during construction (AFUDC), will aggregate approximately $20,000,000 which includes routine improvements to the water system of approximately $18,440,000 and $1,460,000 for construction costs (in addition to $6,150,000 already incurred through December 31, 1997) of an interim alternative to construction of a new Rockville Water Treatment Plant (RWTP), which has been delayed indefinitely. Said alternative involves modifications to the existing RWTP and distribution system. The new RWTP will be constructed when required by increased demand or increased Safe Drinking Water Act (SDWA) requirements.

           The $19,900,000 construction expenditures for 1998 through 2000, mentioned above, include approximately $4,320,000 for all known costs of studies and construction of facilities to comply with existing SDWA and OSHA regulations. Construction expenditures which may be required in the future to comply with Federal and State regulations, which have not yet been issued but which are required under the SDWA, are excluded.


           FINANCING

           The Company and CWC expect to finance a significant portion of the anticipated $20,000,000 construction expenditures through 2000 with net funds generated from operations (net cash provided by operating activities less dividends paid). Net funds generated from operations were $8,789,000, $5,436,000, and $6,070,000,for the years 1997, 1996 and 1995, respectively (see
Consolidated Statements of Cash Flows for additional information). Construction and other expenditures in excess of net funds generated from operations are expected to be financed through short-term interim bank loans which may be refinanced through the sale of Preferred Stock and/or long or medium-term unsecured debt by CWC and/or the Company, and/or the sale of First Mortgage Bonds by CWC and of Common Stock by the Company when financial market conditions are considered favorable by management. CWC expects to receive the proceeds of any such financings by the Company in the form of advances or capital contributions.

           The Company and CWC currently have lines of credit aggregating $12,000,000, consisting of conventional lines of credit with four banks, which management considers adequate at this time. As of December 31, 1997, the Company had approximately $8,800,000 of borrowings outstanding under these lines of credit.

           Although CWC received an $8,000,000 tax exempt allocation in 1998, because of changes in the Federal tax laws, the amount of new tax-exempt debt which may be issued by, or under the authority of, the State of Connecticut is limited. Although CWC has been able to refund all of its approximately $42,000,000 of existing tax-exempt borrowings with tax-exempt refunding borrowings since 1990, it is uncertain whether future tax-exempt allocations from the State will be available to CWC or the Company. The unavailability of tax-exempt financings will require the Company and/or CWC to issue traditional taxable debt securities and will increase the cost of long-term debt financing. During the period 1979 through 1988 approximately $43,000,000 of tax-exempt long-term debt was issued by CWC to finance construction expenditures. CWC is in the process of refinancing its $10,000,000 1991 Series Q First Mortgage Bonds with new tax exempt financing. In conjunction with this refinancing, CWC expects to issue $8,000,000 in additional tax exempt financing to replace $8,000,000 in outstanding short-term debt.

           The Company has no legal restrictions on the issuance of its debt. The ability of CWC to issue additional long or medium-term secured debt to finance future construction expenditures depends in part on meeting the applicable provisions of CWC's First Mortgage Indenture with respect to the coverage of earnings over interest requirements. These provisions require, for the issuance of additional First Mortgage Bonds, minimum earnings coverage before income taxes of two times pro forma annual interest charges on such mortgage debt. The interest coverage under this formula at year end has been:
1997 - 4.24 times, 1996 - 4.28 times interest charges, 1995 - 4.29 times, 1994 -
4.12 times, and 1993 - 4.17 times.

           CWC's coverage of interest charges on all long-term debt at year end has been: 1997 - 4.23 times interest charges, 1996 - 4.28 times, 1995 - 4.29 times, 1994 - 4.12 times, and 1993 - 4.17 times.

                                                                         Page 11

                                               CWC's Times Coverage of Annual Interest
                                                      On Long-Term Indebtedness

                                                                        Year Ended December 31,
                                               1997               1996                1995                1994                1993
                                              ------             ------              ------              ------               ----
                                                                        (Thousands of Dollars)
Utility Operating Income (a)                 $10,350            $10,161             $10,053              $9,690             $10,018
Federal and State Income Tax                   4,486              4,812               4,950               4,756               4,673
State Income Tax -
Capitalization           (b)                   (175)              (157)               (150)               (150)               (140)
                                             -------           -------             -------             -------              ------

Net Operating Earnings                       $14,661            $14,816             $14,853             $14,296             $14,551
                                             =======            =======             =======             =======             =======
Annual Interest on First
Mortgage Bonds           (c)                 $ 3,456            $ 3,458             $ 3,460             $ 3,468             $ 3,492
                                             =======            =======             =======             =======             =======
Times Interest Coverage  (d)                    4.24               4.28                4.29                4.12                4.17
                                                ====               ====                ====                ====                ====
Annual Interest on Unsecured
Promissory Notes         (c)                       9              --                   --                  --                  --
                                             -------           --------             -------             -------             -----
Annual Interest on Long-Term
Debt                                         $ 3,465            $ 3,458             $ 3,460             $ 3,468             $ 3,492
                                             =======            =======             =======             =======             =======
Times Interest Coverage  (e)                    4.23               4.28                4.29                4.12                4.17
                                                ====               ====                ====                ====                ====

(a) Connecticut Water Service, Inc.'s utility operating income for the years 1997 to 1993 is $10,334, $10,128, $10,022, $9,655, and $9,983,
           respectively.

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

           - During 1997, CWC issued a $163,000 unsecured Promissory Note with a 5.5% interest rate as part of the purchase price for the Point O'Woods Water System acquisition. The five year note requires CWC to make monthly payments of interest and principal totaling $37,000 annually.

           CWC has no restriction with respect to the issuance of additional shares of its Preferred Stock. As noted earlier in this section, CWC expects to issue $18,000,000 in tax exempt unsecured bonds in 1998. These bonds will refinance the 1991 Series Q Bonds ($10,000,000 at 6.9%) and reduce short-term debt by $8,000,000.

                                         CWC's Times Coverage of Annual Interest and
                                              Annual Preferred Stock Dividends
                                      in Accordance with Articles of General Preference

                                                                              Year Ended December 31,
                                              1997               1996             1995              1994              1993
                                              ----               ----             ----              ----              ----
                                                                              (Thousands of Dollars)
Utility Operating Income                     $10,350           $10,161           $10,053            $9,690           $10,018

Other Income             (a)                     212               161               243               155               193
                                              ------            ------            ------           -------           -------
  Gross Earnings Available for
  Coverage                                   $10,562           $10,322           $10,296            $9,845           $10,211
                                             =======           =======           =======            ======           =======
Annual Interest on Funded
Debt                     (b)                  $3,465            $3,458            $3,460           $ 3,468            $3,492
Annual Dividend on Preferred
Stock                    (c)                      --                --                --                 2               288
                                              ------            ------            ------            ------           -------
    Total Charges                             $3,465            $3,458            $3,460           $ 3,470           $ 2,780
                                              ======            ======            ======           =======           =======
Times Interest Coverage                         3.05              2.98              2.97              2.83              2.70
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

     The Company's issuance of Common Stock over the past five years are as detailed below. The $6,543,000 net proceeds from these sales were invested in CWC in the form of capital contributions.

  - The Company issued 1,769 shares of Common Stock during 1993, 2,468 shares during 1994, 2,022 shares during 1995, 3,505 shares during 1996, and 2657 shares during 1997, pursuant to the Company's Employee Savings 401-K Match Plan.

  - The Company issued 3,074 shares of Common Stock and/or Common Stock equivalents during 1993, 4,061 shares during 1994, 6,369 shares during 1995, 4,907 shares during 1996, and 3,684 shares during 1997, pursuant to the Company's Performance Stock Program.

  - The Company issued 33,803 shares of Common Stock during 1993, 74,053 during 1994, 87,807 during 1995, and 36,914 shares during 1996, and 0 shares during 1997 pursuant to its Dividend Reinvestment and Common Stock Purchase Plan
(DRIP).

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

           CWC's last general rate increase was requested in 1990, became effective March 25, 1991, and was based upon an allowed rate of return of 12.7% on Common Stock equity and 10.74% on rate base. During 1997 CWC had this decision reopened for the limited purpose of flowing through to customers cost savings related to a reduction in CWC's state taxes and to allow the CWC to collect FAS 106 (Postretirement Benefits other than Pension) costs in rates. Overall CWC's rates were reduced approximately 4 1/2% in 1997 due to these limited reopened rate proceedings.

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

           Under certain circumstances the DPUC, in consultation with the DPH, can order a water company with good managerial and technical resources to acquire the water system of another company to assure the availability and potability of water for customers of the company to be acquired. In 1989 the DPUC promulgated regulations permitting the DPUC to approve a surcharge to be applied to rates charged by water utilities in order to cover the costs incurred to acquire the other system and to make improvements as required. CWC expects to apply for the application of such a surcharge with respect to any mandated water system acquisition. Although there is no assurance that any other such surcharge will be permitted, such a surcharge was permitted in 1995 when the DPUC and DPH ordered CWC to acquire the assets and facilities of the Sound View Water Company in Old Lyme.

           In 1993 the DPUC approved regulations which would permit a water company to apply for a limited rate adjustment to compensate for the effect of changes in certain costs. These costs include rate changes related to the cost of purchased water, energy, and taxes. The effects of limited reopened rate proceedings in 1997 is discussed above. CWC expects to apply for the application of this type of adjustment in the future when appropriate. There is no assurance that any such rate adjustment will be permitted.

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

           Legislation was passed in 1994 by the Connecticut General Assembly that required the DPUC to adopt regulations regarding whether the rates that have been charged by a water company for a period of five consecutive years are so excessive in comparison to the rates charged by other water companies providing the same or similar service as to inhibit the economic development of the area serviced by the water company or impose an unreasonable cost to the customers of such company. If the DPUC makes such a finding and also concludes that the water company is unable or unwilling to provide service at a reasonable cost to customers, it may order the provision of such service or revoke the franchise held by such company. In 1995, the DPUC adopted regulations that require a petition on a form provided by the DPUC to be signed by 50% of the residents of a town or other political subdivision served by the company, or by 500 customers of the company, before the DPUC would hold a hearing thereon. CWC believes that, in light of the tax and other advantages of governmentally-owned entities which are not available to CWC, its rates are not excessive and would vigorously oppose any such petition.

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

           It is not possible at this time to assess the likelihood of any legislation being enacted to implement these or similar recommendations or the impact of any such legislation on CWC and the Company, but such impact could be substantial. There can be no assurance that the Connecticut General Assembly will not take action to authorize such a takeover. As of December 31, 1997, CWC's Northern Region, which includes customers in the towns mentioned above, represented 46% of the Company's consolidated utility plant.

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

           In 1985 the Connecticut General Assembly enacted comprehensive legislation (the so-called Connecticut Plan) designed to maximize the efficient and effective development of the state's public water supply systems. This legislation authorized DPH to administer procedures designed to coordinate the comprehensive planning of public water systems. The legislation mandates the establishment of public water supply management areas, with each such area having a water utility coordinating committee comprised of representatives of the various public water systems and regional planning agencies in the area. Each such committee is required to establish exclusive service areas for each public water system in the area, after taking into consideration a number of factors including existing water service areas, land use plans, etc., optimum utilization of existing water supplies and existing franchise rights of water companies. DPH is authorized to resolve any disagreements among members of the respective committees. This legislation is intended not only to promote cooperation among various water suppliers in each management area, but also to provide (through DPH's role) for the centralized planning of water supply. In implementing this legislation, DPH has created seven water supply management areas and is in the process of implementing the creation of the appropriate water utility coordinating committees. The operations of CWC, which cover many areas of the state, fall within five of the seven management areas. CWC is actively involved with the planning process in two of these management areas at this time. The remaining three areas of CWC's interest are expected to begin the planning process within the next several years. It is not possible at this time to predict the impact on the Company of the above described legislation, regulations and procedures, but the Company was an active participant in moving for the adoption of this scheme, and is presently hopeful that such centralized and cooperative planning will have a beneficial impact on its future water supply and water supply operations.

                         SAFE DRINKING WATER ACT (SDWA)

           CWC is subject to regulation of water quality under the SDWA. The SDWA provides for the establishment of uniform minimum national quality standards by the Federal Environmental Protection Agency (EPA), as well as governmental authority to specify the type of treatment process to be used for public drinking water. The EPA regulations, pursuant to the SDWA, set limits for, among other things, certain organic and inorganic chemical contaminants, pesticides, turbidity, microbiological contaminants, and radioactivity. The
SDWA provides that the states have primary enforcement responsibility for public drinking water systems, as long as the states' regulations are no less stringent than those adopted pursuant to the SDWA. The DPH has adopted regulations which are in some cases more stringent than the Federal regulations.

           The SDWA was originally enacted in 1974 with major amendments in 1986 and 1996. The original SDWA authorized EPA to establish 22 interim standards for drinking water contaminants between 1977 and 1986. The 1986 SDWA amendments dictated that 83 primary drinking water standards be established within three years and an additional 25 contaminants be regulated every three years thereafter. EPA promulgated the Surface Water Treatment Rule (SWTR), the Lead and Copper Rule and the Total Coliform Rule (TCR) as well as establishing standards for various volatile and synthetic organic contaminants and inorganic contaminants pursuant to the 1986 SDWA amendments. CWC was in compliance with each of these rules from the time they became effective and continues to be in compliance.

           At the time that the 1996 SDWA was reauthorized there were still several schedules for establishment of various regulations required by the 1986 amendments in process. The 1996 SDWA changed these schedules. The new law also eliminated the requirement to regulate 25 new contaminants every three years and replace it with a requirement that the EPA consider five new contaminants for regulation every five years. The law also changed the basis for setting regulations to consider the costs and benefits of new regulations and to show that new regulations improve public health.

           The current schedule for implementation of regulations under the 1996 SDWA calls for Disinfectant and Disinfection Byproducts (D/DBP) to be implemented in two stages with Stage I promulgated by November 1998 and Stage II promulgated in 2002. The Interim Enhanced Surface Water Treatment Rule (ESWTR) will be promulgated with Stage I D/DBP. The Long Term ESWTR and rules for recycling of backwash water are currently planned for 2000.

           Radionuclides, including radon, are expected to be finalized in 2000, as is the Ground Water Disinfection Rule. Arsenic is planned to be promulgated by 2001. A decision to regulate sulfate must be made by EPA by 2001. If the decision is to regulate, then the final rule must be complete by 2005. Finally, the first five contaminants that EPA must consider for regulation must be selected in 2001. Those that are regulated will be completed by 2003.

           Through December 31, 1997, the Company has expended approximately $46,200,000 in constructing facilities and conducting aquifer mapping necessary to comply with the requirements of the SDWA. CWC believes that it is in substantial compliance with regulations promulgated by the EPA and DPH, as currently applied, although portions of the costs involved in modifying the RWTP are required to enable CWC to continue to meet SDWA requirements. Connecticut's aquifer protection legislation not only requires aquifer mapping, but also requires DEP, in consultation with DPH and DPUC, to prepare guidelines for acquisition by water companies of lands surrounding public water supply wellfields. The extent to which those guidelines, not yet prepared, might lead to regulations requiring the Company to purchase additional land around its wellfields is not known at this time. The Company anticipates spending an additional $1,500,000 on required aquifer mapping. Although the Company cannot predict either the substance of the regulations required by the 1996 SDWA amendments which have not yet been promulgated or their impact on CWC, the primary impact on CWC is expected to be in the area of increased monitoring and reporting although it is possible that such regulations may require modifications to existing filtration facilities. Construction of new facilities may be required for certain groundwater sources. It is possible that costs of compliance by CWC could be substantial.


                             DISPOSITION OF PROPERTY

           Although CWC has established a program of selling various, relatively small, discrete parcels of land over the next several years, the total of which is less than 350 acres, CWC has no other significant amounts of excess land which it presently expects to sell or otherwise dispose of.

           Connecticut law presently imposes the following restrictions upon the disposition of property owned by water companies: (a) no property greater than three acres or any portion of a large parcel or having a value of greater than $50,000 may be sold or otherwise transferred without the prior approval of the DPUC; (b) the sale, transfer and change in the use of watershed land (lands draining into a public water supply) and certain non-watershed lands which are contiguous to reservoirs and their tributaries are subject to regulation by the DPH; (c) when a water company intends to transfer or dispose of an interest in any present, potential or abandoned water supply source, other water companies which might reasonably be expected to utilize the source are given the opportunity through the DPH to seek to acquire such source; (d) subject to such acquisition opportunities by other water companies as to water supply sources, when a water company intends to transfer or dispose of an interest in three or more contiguous acres of its unimproved real property, the municipality in which such property is located, the State of Connecticut and private, nonprofit land-holding organizations have prior options to acquire such interest in the context of priorities based on intended use, with open space use being favored;
(e) if the municipality or the State chooses to exercise its option, and the purchase price cannot be established by agreement, the acquisition may be accomplished by eminent domain (f) the proceeds from the sale of water company land must generally be reinvested in utility improvements or land necessary to protect water supply sources; and (g) land may be sold only if consistent with the utility's water supply plan. Legislation enacted in 1988 provides that the DPUC use an accounting treatment which equitably allocates between the utility's ratepayers and its stockholders the economic benefits of the net proceeds from the sales of land which has ever been in the utility's rate base.


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

           EMPLOYEES

           As of December 31, 1997, CWC employed 157 full-time and part-time employees. The Company has no employees other than its officers, who are also officers of CWC and whose compensation is paid by CWC. All full-time employees of CWC who meet specified age and length of service requirements participate in an Employee's Retirement Plan which is a non-contributory trusteed pension plan and provides for a monthly income for employees at retirement. None of the employees is covered by a collective bargaining agreement. Management believes that its relationship with its employees is satisfactory.

           In the first quarter of 1997 CWC offered an early retirement plan to its employees who would have been 55 or older as of July 1, 1997. This offer covered 18 employees; 16 of these employees accepted this offer with retirements taking effect between July 1 and December 31, 1997.

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

           CWC owns twelve water filtration facilities. Information about these facilities is contained in the following table.

                                               Year                                                        Treatment Capacity
                                             Placed in                                                        (in million
             Filtration                      Operation                     Region                           gallons per day)
             Facilities
Guilford Well                                  1965                       Shoreline                               0.70
Rockville                                      1970                       Northern                                5.00
Westbrook Well                                 1975                       Shoreline                               0.23
Hunt Well Field                                1976                       Northern                                2.50
MacKenzie                                      1980                       Shoreline                               4.00
Williams                                       1981                       Shoreline                               1.00
Stafford Springs                               1984                       Northern                                1.00
Reynolds Bridge                                1986                       Naugatuck                               1.00
Windsor Locks                                  1988                       Northern                                0.30

Stewart                                        1989                       Naugatuck                               6.00
O'Bready Well                                  1994                       Northern                                0.50

Clinton Well                                   1997                       Shoreline                               1.00

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

           As of December 31, 1997, the transmission and distribution systems of CWC consisted of approximately 1,000 miles of main, of which approximately 50 miles have been laid or acquired in the past five years. On that date, approximately 75% of CWC's mains were eight-inch diameter or larger. Substantially all new main installations are cement-lined ductile iron pipe of eight-inch diameter or larger. Approximately 100 miles of the Company's pipelines are asbestos cement.

           From January 1, 1993 through December 31, 1997, CWC added $45,917,000 of gross plant additions (including plant financed by customer advances and contributions in aid of construction, allowance for funds used during construction and expenditures by CWC reimbursed by any other sources), and retired or sold property having a book value of $2,055,000, resulting in net additions during the period of $43,862,000.

                CWC PRODUCTION FACILITIES AS OF DECEMBER 31, 1997

                                                        Total          Dependable         Greatest              1997
                                                       Storage         Yield (1)         Avg. Daily          Avg. Daily
                                                      Capacity         (thousands         Delivery            Delivery
                                                     (thousands        of gallons        (thousands          (thousands
                                                     of gallons)        per day)         of gallons)         of gallons)
                                                     ----------        ----------        ----------          ----------
Northern Region:
  Western System
    Enfield-East Windsor System Wells                                       7,200
    Suffield System Wells                                                     200
    South Windsor Wells                                                       720
    Ellsworth Wells                                                           100
    Lake Shenipsit                                    5,050,000            11,200
    Talcottville Well                                                         300
    Vernon Wells                                                              690
    Windsor Locks Wells                                                       300
    Tolland Aqueduct Wells (16)                                                42
                                                                       ----------
                                                                           20,752             9,026(2)            8,444
                                                                       ----------        ----------          ----------
  Somers System Wells                                                         390               121(18)             121
                                                                       ----------        ----------          ----------
  Crescent Lake System (4)                                                     --                32(7)               32
                                                                       ----------        ----------          ----------
  Reservoir Heights (6)                                                        --                 5(7)                4
                                                                       ----------        ----------          ----------
  Stafford Springs System
    #4 Reservoir                                         51,000
    #3 Reservoir                                         15,000               700
    #2 Reservoir                                         60,000
                                                                       ----------
                                                                              700               629(8)              458
                                                                       ----------        ----------          ----------
  Llynwood System Wells                                                        30                13(3)                9
                                                                       ----------        ----------          ----------
  Lakewood/Lakeview System Wells                                               49                30(5)               24
                                                                       ----------        ----------          ----------
  Nathan Hale System Wells                                                     20                 9(8)                5
                                                                       ----------        ----------          ----------
Shoreline Region:
  Guilford System
    Killingworth & Kelseytown Reservoirs                273,000             2,300
    Wells                                                                   4,540
                                                                       ----------
                                                                            6,840             3,676(9)            3,518
                                                                       ----------        ----------          ----------
  Chester System
    Upper and Lower Reservoirs                          176,000
    Turkey Hill Reservoir - Haddam                      149,000             1,200
    Wilcox Reservoir - Chester                           65,000
    Deuse Pond - Chester                                  4,800
    Well                                                                      190
                                                                       ----------
                                                                            1,390               900(10)             661
                                                                       ----------        ----------          ----------
   Chester Village West Wells                                                  30                13(17)              11
                                                                       ----------        ----------          ----------
   Sound View System Wells                                                    124                42(17)              36
                                                                       ----------        ----------          ----------

                CWC PRODUCTION FACILITIES AS OF DECEMBER 31, 1997

                                                Total           Dependable         Greatest             1997
                                               Storage           Yield (1)        Avg. Daily         Avg. Daily
                                              Capacity          (thousands         Delivery           Delivery
                                             (thousands         of gallons        (thousands         (thousands
                                             of gallons)         per day)         of gallons)        of gallons)
                                              ----------        ----------        ----------         ----------
Naugatuck Region:
  Central System
    Long Hill Reservoir                          506,000
    Twitchell Reservoir                            1,000
    Candee Reservoirs (11)                         7,000             3,600
    W. H. Moody Reservoir                        335,000
    Straitsville Reservoir                         7,000
    Mulberry Reservoir                            50,000
    Beacon Valley Brook Supply                        --
    Meshaddock Brook Supply                                            300
    Wells                                                            1,000
                                                                ----------
                                                                     4,900             4,970(13)          2,743
                                                                ----------        ----------         ----------
  Terryville System
    Harwinton Ave. Reservoir (11)                 14,800                50
    Wells                                                              910
                                                                ----------
                                                                       960               498(2)             463
                                                                ----------        ----------         ----------
  Thomaston System
    Thomaston Reservoir (11)                      93,000               310
    Wells                                                                0
    Waterbury Interconnection (12)                                     864
                                                                ----------
                                                                     1,174               852(14)            342
                                                                ----------        ----------         ----------
  Collinsville System
    Water Acquired by Contract (15)                                    650
    Reservoir (distribution)                         100
                                                                ----------
                                                                       650               391(3)             364
                                                                ----------        ----------         ----------

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

(12) Generally used for emergencies. However, see "Item 3. Legal Proceedings" for a discussion of the contamination of the Thomaston Wells. In 1997 CWC used the Waterbury emergency water connection to purchase substantially all of its water supply requirements for the Thomaston System from the Waterbury Municipal Water Department.

(13) Occurred in 1964.

(14) Occurred in 1966.

(15) The Collinsville System has a right to up to 650,000 gallons per day through agreement with MDC. The source is Nepaug Reservoir with a storage capacity of 9.5 billion gallons. See "Item 2. Properties" for a description of this agreement.

(16) Connected to Northern Region, Western System on August 9, 1995.

(17) Occurred in 1996.

ITEM 3.              LEGAL PROCEEDINGS

In November 1997, CWC settled its lawsuit against the two parties deemed responsible for the 1992 contamination of the Thomaston System's Reynolds Bridge well field. The settlement agreement provides CWC with funds to cover expenses already incurred in addition to covering potential future expenses stemming from the contamination. As a result of remediation efforts by one of the two parties, in early 1998 CWC was able to place in service its Thomaston well field having a dependable yield of one million gallons per day. As a result of the contamination this well field had been taken out of service in 1992, with CWC obtaining necessary water supplies from its Waterbury interconnection. The settlement agreement requires one of the parties deemed responsible for the contamination to complete remediation of the site and binds that party to reimburse CWC for specific ongoing costs incurred in operation of this well site as well as additional costs required to provide safe, potable water to the customers served by this portion of its distribution system. As a result of this settlement CWC no longer has a liability for future clean up costs.


ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 4.1             EXECUTIVE OFFICERS OF THE COMPANY
--------             ---------------------------------


                                                                                  Period Held or                    Term of Office
      Name                      Age               Office                          Prior Position                        Expires
     ------                     ---               -------                         --------------                       --------
M. T. Chiaraluce                 55          President and                    Held position of                       1998 Annual
                                             Chief Executive                  President since                        Meeting
                                             Officer                          January, 1992 and
                                                                              Chief Executive
                                                                              Officer position
                                                                              with the Company
                                                                              since July, 1992

D. C. Benoit                     40          Vice President -                 Held current                           1998 Annual
                                             Finance,                         position or other                      Meeting
                                             Accounting and                   executive position
                                             Treasurer                        with the Company
                                                                              since April, 1996

J. R. McQueen                    55          Vice President -                 Held current                           1998 Annual
                                             Engineering and                  position or other                      Meeting
                                             Planning                         management or
                                                                              engineering
                                                                              position with the
                                                                              Company since
                                                                              October, 1965

T. P. O'Neill                    44          Vice President -                 Held current                           1998 Annual
                                             Operations                       position or other                      Meeting
                                                                              engineering
                                                                              position with the
                                                                              Company since
                                                                              February, 1980

M. P. Westbrook                  38          Vice President -                 Held current                           1998 Annual
                                             Administration                   position or other                      Meeting
                                             and Governmental                 management position
                                             Affairs                          with the Company
                                                                              since September,
                                                                              1988

P. J. Bancroft                   48          Assistant                        Held current                           1998 Annual
                                             Treasurer and                    position or other                      Meeting
                                             Controller                       accounting position
                                                                              with the Company
                                                                              since October, 1979

V. F. Susco, Jr.                 46          Corporate                        Held current                           1998 Annual
                                             Secretary                        position or other                      Meeting
                                                                              management position
                                                                              with the Company
                                                                              since May, 1978

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

                                                                             Price                      Dividends
         Period                                                  High                      Low             Paid
1997:
     First Quarter                                              $30.00                    $27.50          $ .43
     Second Quarter                                              29.50                     27.50            .43
     Third Quarter                                              29.125                    27.875           .435
     Fourth Quarter                                              34.00                    28.375           .435
1996:
     First Quarter                                              $28.25                    $26.25          $ .42
     Second Quarter                                              27.00                     25.00            .42
     Third Quarter                                               29.50                     24.75            .43
     Fourth Quarter                                              30.50                     28.50            .43

           As of March 1, 1998 there were approximately 5,500 holders of record of the Company's Common Stock.

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

    The income of the Company is derived mainly from earnings on its equity investment in CWC. At December 31, 1997 the retained earnings of CWC aggregated $13,927,000. As a result of dividend restrictions contained in CWC's mortgage indenture and Preferred Stock provisions, the amount of cash dividends payable on CWC's common equity capital out of CWC's retained earnings was limited to $13,677,000.

           The Company has a Dividend Reinvestment and Common Stock Purchase Plan. Under the plan, customers and employees of CWC and holders of Common Stock who elect to participate may automatically reinvest all or specified percentages of their dividends in additional shares of Common Stock and may also make optional cash payments of up to $1,000 per month to purchase additional shares of Common Stock. The Company may issue authorized but unissued shares of Common Stock to meet the requirements of the plan, or buy the shares on the open market at its discretion. 1,500,000 shares have been registered with the Securities and Exchange Commission for that purpose. Under the plan, approximately 780,000 shares had been issued by the Company as of December 31, 1997. Since the third quarter of 1996, the Company has been buying shares on the open market to satisfy plan requirements.

           The Company has a Performance Stock Program that provides for an aggregate maximum of up to 50,000 shares of Common Stock of the Company to be issued as awards of restricted stock to eligible employees of CWC, conditioned on the attainment of performance goals established by the Salary Committee. Under the plan approximately 24,400 shares, 3,753 of which are restricted, and 2,781 of which are common stock equivalent shares had been issued by the Company as of December 31, 1997.

           The Company has an Employee Savings 401-K Match Plan. Under the Plan approximately 12,400 shares of Common Stock had been issued by the Company as of December 31, 1997.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

SUPPLEMENTAL INFORMATION (Unaudited)

SELECTED FINANCIAL DATA
(Thousands of dollars except where indicated)
Years Ended December 31,                                            1997          1996          1995          1994          1993
-----------------------------------------------------------------------------------------------------------------------------------
  INCOME
  Operating Revenues                                             $   38,501    $   38,592    $   39,350    $   38,129    $   38,131
  Operating Expenses                                             $   28,167    $   28,464    $   29,328    $   28,474    $   28,148
  Operating Income                                               $   10,334    $   10,128    $   10,022    $    9,655    $    9,983
  Interest and Debt Expense                                      $    4,304    $    3,967    $    3,946    $    3,940    $    4,338
  Net Income Applicable to Common Stock                          $    6,766    $    6,565    $    6,325    $    5,842    $    5,529
  Weighted Average Common Shares Outstanding                      3,016,279     2,997,337     2,918,417     2,812,456     2,769,347
  Basic Earnings Per Average Common Share                        $   224.00    $     2.19    $     2.17    $     2.08    $     2.00
  Number of Shares Outstanding at Year End                        3,018,424     3,012,083     2,966,757     2,870,559     2,789,977
  ROE on Year End Common Equity                                        12.1%         12.1%         12.2%         12.2%         12.2%
  Cash Dividends Paid Per Common Share                           $     1.73    $     1.70    $     1.68    $     1.65    $     1.64
  Dividend Payout Ratio                                                77.2%         77.6%         77.4%         79.3%         82.0%

  BALANCE SHEET
  Common Stockholders' Equity                                    $   56,069    $   54,395    $   51,788    $   47,983    $   45,160
  Long-Term Debt                                                 $   54,532    $   54,430    $   54,460    $   54,600    $   51,600
  Preferred Stock (Consolidated, Excluding Current Maturities)   $      772    $      772    $      772    $      772    $    3,748
-----------------------------------------------------------------------------------------------------------------------------------
  Total Capitalization                                           $  111,373    $  109,597    $  107,020    $  103,355    $  100,508
  Stockholders' Equity (Includes Preferred Stock)                        51%           50%           49%           47%           49%
  Long-Term Debt                                                         49%           50%           51%           53%           51%
  Net Utility Plant                                              $  163,757    $  153,898    $  146,536    $  140,784    $  137,568
  Book Value - Per Common Share                                  $    18.57    $    18.06    $    17.46    $    16.72    $    16.19


  OPERATING DATA
  (Thousands of dollars)                                             1997          1996          1995          1994          1993
-----------------------------------------------------------------------------------------------------------------------------------
  REVENUE CLASS
  Residential                                                    $   24,476    $   24,485    $   25,147    $   24,488    $   24,574
  Commercial                                                          4,633         4,716         4,852         4,696         4,745
  Industrial                                                          1,850         1,861         1,868         1,922         1,851
  Public Authority                                                    1,057         1,050         1,090           893           903
  Fire Protection                                                     6,197         6,226         6,129         6,021         5,967
  Other (including non-metered accounts)                                288           254           264           109            91
-----------------------------------------------------------------------------------------------------------------------------------
  Total Operating Revenues                                       $   38,501    $   38,592    $   39,350    $   38,129    $   38,131
===================================================================================================================================
  Number of Customers (Average)                                      62,415        61,597        60,844        60,082        59,558
  Billed Consumption (Millions of Gallons)                            5,556         5,427         5,595         5,421         5,450
  Number of Employees                                                   157           162           163           164           168

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

         OVERVIEW

                  Connecticut Water Service, Inc. (the Company) is a non-operating holding company, whose income is derived from The Connecticut Water Company (the Subsidiary). The Subsidiary supplies water to over 63,000 customers in 34 towns throughout the State of Connecticut and is subject to regulation by the Connecticut Department of Public Utility Control (DPUC) regarding financial issues, rates, and operating issues; and various other state and federal regulatory agencies concerning water quality and environmental standards.

                  The Company's 1997 consolidated net income is $6,766,000 or $2.24 a share. This is the Company's 7th consecutive year of increased earnings. The Company paid common dividends of $1.73 a share in 1997. This is the Company's 28th consecutive year of increased dividend per share payments. In 1997 the Company earned a 12.1% return on year end common equity. During the year, the Company also satisfactorily settled a lawsuit filed against parties deemed responsible for contaminating one of its well fields.

         REGULATORY MATTERS AND INFLATION

                  The Subsidiary's last general rate proceeding was in 1991. The resulting rate decision granted the Subsidiary a 12.7% allowed return on common equity and a 10.74% allowed return on rate base. During 1997 this decision was reopened for the limited purposes of flowing through to customers cost savings related to a reduction in state gross earnings taxes payable by the Subsidiary and allowing the Subsidiary to collect certain costs related to postretirement benefits other than pension. The Subsidiary's rates were reduced approximately 4.5% due to the limited reopened rate proceeding. The Subsidiary's resulting reduction in revenues is expected to be offset by a corresponding reduction in its operating expenses.

                  The Company, like all other businesses, is affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand its service capability. The cumulative effect of inflation results in significantly higher facility replacement costs which must be recovered from future cash flow. The ability of the Subsidiary to recover this increased investment in facilities is dependent upon future revenue increases which are subject to approval by the Connecticut Department of Public Utility Control.

                  Management does not presently plan to petition the DPUC for an increase in permanent rates in 1998. Future economic and financial market conditions, coupled with governmental regulations and fiscal policy, plus other factors which are unpredictable and often beyond the control of the Subsidiary, will influence when the Subsidiary requests a revision to rates charged to its customers.

         OUTLOOK

                  The Company's profitability is primarily attributable to the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.

                  Since 1996 the Company has been implementing a new Management Information System (MIS) encompassing operational and administrative applications. In addition to enhanced customer service technology and increased administrative and operational efficiencies, the new system is designed to meet the year 2000 requirements. The integration to the new system is expected to be complete and fully tested prior to the materialization of year 2000 issues. Costs of the new systems have been, and will continue to be capitalized as appropriate. Company operations not directly linked to the MIS are being evaluated and it is expected they will meet all year 2000 requirements.

                  With the 1997 settlement of its lawsuit against parties deemed responsible for contaminating its Reynolds Bridge well field the Company, based upon all facts known at this time, does not foresee any major costs related to environmental matters. Refer to Note 9, Settlement of Contamination Lawsuit, in Notes to Consolidated Financial Statements for more information concerning this matter.


RESULTS OF OPERATIONS

         1997 COMPARED WITH 1996

                  Net income applicable to common stock for 1997 increased from that of 1996 by $201,000, or $.05 per average common share, on an increased number of common shares outstanding due primarily to the following:

         - Operating income increased $206,000 primarily due to increased water sales in 1997 resulting from both the hot, dry summer of 1997, compared to the cool, wet summer of 1996, as well as customer growth through acquisition and expansion within the Company's existing service territory. The elimination of the Connecticut Gross Earnings Tax for water companies on July 1, 1997 had no impact on operating income but did reduce both revenues and operating expenses by approximately $1,000,000 in 1997.

         -        Operating revenues decreased .2% primarily due to:

                  - the overall 4.5% rate reduction during the second half of 1997 is primarily related to the elimination of the Connecticut Gross Earnings Tax for water companies partially offset by

                  - a 2.4% increase in the volume of water sold to customers due to the hot, dry 1997 summer weather and an increasing customer base

                  - an increase in unmetered revenues due to higher fire protection billings plus additional unmetered customers from the Point O'Woods acquisition

         -        Operating expenses decreased 1.0% primarily due to:

                  - decreased tax expense primarily resulting from the July 1, 1997 elimination of the Connecticut Gross Earnings Tax partially offset by

                  - a 1997 organizational charge reflecting charges associated with the Subsidiary's 1997 early retirement program. This charge represents the actuarially determined expense for the employees who accepted the offer of early retirement and the administrative costs related to the early retirement plan.

         - Other income increased $332,000, or 75% primarily due to increased land sales, non-water sales earnings and higher Allowance for Funds Used During Construction (AFUDC).

         - Interest expense increased $337,000, or 8.5%, primarily due to a higher average balance of interim loans outstanding in 1997 at higher average interest rates.


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


LIQUIDITY AND CAPITAL RESOURCES

   The Subsidiary is in the process of refinancing its Series Q, $10,000,000, 6.9% tax-exempt First Mortgage Bonds, issued in 1991. The coupon interest rate on the new bonds is expected to be approximately 5.25%. Additionally, $8 million of new tax-exempt bonds will be issued during the first quarter of 1998. The proceeds will be used to pay off interim bank loans payable.

   Interim bank loans payable at year end were $8,811,000, approximately $3,015,000 higher than the same time the prior year. This increase is primarily associated with financing the portion (35%) of the 1997 construction and acquisition program not funded by internally generated funds. The Company elected not to fund any of the 1997 construction expenditures with equity through its DRIP by issuing new shares of common stock, but instead provided DRIP shares through open market purchases and negotiated transactions.

   Management considers the current $12,000,000 line of credit with three banks are more than adequate to finance any expected short-term borrowing requirements that may arise from operations during 1998. It expects to reduce available lines of credit by at least $3 million during 1998. Interest expense charged on interim bank loans will fluctuate subject to financial market conditions experienced during the year.

   The Board of Directors has approved a construction budget for 1998 of $5,500,000, net of amounts to be financed by customer advances and contributions in aid of construction. Funds provided by operating activities are expected to finance all of this construction program given normal weather patterns and related operating revenue billings. Refer to Note 10, Utility Plant and Construction Program, in Notes to Consolidated Financial Statements for additional discussion for the Subsidiary's future construction program.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:

We have audited the accompanying consolidated balance sheets of Connecticut Water Service, Inc. (a Connecticut corporation) and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





Hartford, Connecticut
February 13, 1998

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,  (In thousands except per share amounts)            1997         1996         1995
-------------------------------------------------------------------------          --------     --------     --------
Operating Revenues                                                                 $ 38,501     $ 38,592     $ 39,350
                                                                                   --------     --------     --------

Operating Expenses
   Operation                                                                         13,098       12,964       13,404
   Maintenance                                                                        1,952        1,664        2,026
   Depreciation                                                                       3,505        3,315        3,158
   Federal Income Taxes                                                               3,661        3,878        3,925
   Connecticut Corporation Business Taxes                                               825          934        1,025
   Taxes Other Than Income Taxes                                                      4,702        5,709        5,790
   Organizational Charges                                                               424            0            0
                                                                                   --------     --------     --------

       Total Operating Expenses                                                      28,167       28,464       29,328
                                                                                   --------     --------     --------

Utility Operating Income                                                             10,334       10,128       10,022
                                                                                   --------     --------     --------

Other Income (Deductions)
   Interest                                                                             122          179          156
   Allowance for Funds Used During Construction                                         575          337           52
   Gain on Sale of Property                                                             183           19           65
   Non-Water Sales Earnings                                                             174           (3)          55
   Miscellaneous Income (Deductions)                                                    (65)         (69)          (8)
   Taxes on Other Income                                                               (215)         (21)         (33)
                                                                                   --------     --------     --------

       Total Other Income (Deductions)                                                  774          442          287
                                                                                   --------     --------     --------

Interest and Debt Expenses
   Interest on Long-Term Debt                                                         3,460        3,460        3,462
   Other Interest Charges                                                               656          319          296
   Amortization of Debt Expense                                                         188          188          188
                                                                                   --------     --------     --------

       Total Interest and Debt Expenses                                               4,304        3,967        3,946
                                                                                   --------     --------     --------

Net Income Before Preferred Dividends                                                 6,804        6,603        6,363

Preferred Stock Dividend Requirement                                                     38           38           38
                                                                                   --------     --------     --------

Net Income Applicable to Common Stock                                              $  6,766     $  6,565     $  6,325
                                                                                   --------     --------     --------

Weighted Average Common Shares Outstanding                                            3,016        2,997        2,918
                                                                                   --------     --------     --------

Basic Earnings Per Average Common Share                                            $   2.24     $   2.19     $   2.17
                                                                                   --------     --------     --------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,  (Thousands of dollars)           1997         1996         1995
--------------------------------------------------------------   --------     --------     --------
Operating Activities:
  Net Income Before Preferred Dividends of Parent                $  6,804     $  6,603     $  6,363
                                                                 --------     --------     --------

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $119 in 1997, $105 in 1996,
      and $124 in 1995 charged to other accounts)                   3,624        3,420        3,282
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and
        Accrued Unbilled Revenues                                    (686)         235         (403)
      (Increase) Decrease in Other Current Assets                     (22)         (32)         811
      (Increase) Decrease in Other Non-Current Items                   51         (107)           7
      Increase (Decrease) in Accounts Payable, Accrued
        Expenses and Other Current Liabilities                        866          (97)         391
      Increase in Deferred Income Taxes and
        Investment Tax Credits, Net                                 1,062        1,051        1,003
      Recoverable Cleanup Costs (net)                               2,343         (505)        (449)
                                                                 --------     --------     --------
          Total Adjustments                                         7,238        3,965        4,642
                                                                 --------     --------     --------

          Net Cash Provided by Operating Activities                14,042       10,568       11,005
                                                                 --------     --------     --------

Investing Activities:
  Gross Additions to Utility Plant (including
    Allowance For Funds Used During Construction of
    $575 in 1997, $337 in 1996 and $52 in 1995)                   (13,546)     (10,971)      (9,198)
                                                                 --------     --------     --------

Financing Activities:
  Proceeds from Interim Bank Loans                                  8,811        5,795        2,646
  Repayment of Interim Bank Loans                                  (5,795)      (2,646)      (2,700)
  Proceeds from Issuance of Long-Term Debt                            132         --           --
  Reduction of Long-Term Debt Including Current Portion               (30)         (30)        (140)
  Proceeds from Issuance of Common Stock                              256        1,136        2,410
  Retirement of Preferred Stock                                      --           --            (30)
  Advances, Contributions and Funds from
    Others for Construction, Net                                    1,827        1,191        1,081
  Costs Incurred to Issue Long-Term Debt, Preferred Stock,
      and Common Stock                                               (133)        --            (33)
  Cash Dividends Paid                                              (5,253)      (5,132)      (4,935)
                                                                 --------     --------     --------
          Net Cash Provided by (Used in) Financing Activities        (185)         314       (1,701)
                                                                 --------     --------     --------

Net Increase (Decrease) in Cash                                       311          (89)         106
Cash at Beginning of Year                                              35          124           18
                                                                 --------     --------     --------
Cash at End of Year                                              $    346     $     35     $    124
                                                                 --------     --------     --------

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                        $  4,370     $  3,773     $  3,759
    State and Federal Income Taxes                               $  3,425     $  3,715     $  4,635

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31, (Thousands of dollars)                                    1997          1996
----------------------------------------------------------------    ---------     ---------
ASSETS
Utility Plant
  Utility Plant                                                     $ 207,476     $ 195,223
  Construction Work in Progress                                         9,882         8,940
  Utility Plant Acquisition Adjustments                                (1,255)       (1,206)
                                                                    ---------     ---------
                                                                      216,103       202,957
  Accumulated Provision for Depreciation                              (52,346)      (49,059)
                                                                    ---------     ---------

    Net Utility Plant                                                 163,757       153,898
                                                                    ---------     ---------

Investments
  Unconsolidated Subsidiary at Underlying Equity                          138            38
  Other                                                                 1,432         1,252
                                                                    ---------     ---------

    Total Investments                                                   1,570         1,290
                                                                    ---------     ---------

Current Assets
  Cash                                                                    346            35
  Accounts Receivable (Less Allowance, 1997 - $126; 1996 - $140)        4,568         3,736
  Accrued Unbilled Revenues                                             2,684         2,830
  Materials and Supplies, at Average Cost                                 643           628
  Prepayments and Other Current Assets                                    115           108
                                                                    ---------     ---------

    Total Current Assets                                                8,356         7,337
                                                                    ---------     ---------

Deferred Charges
  Unamortized Debt Issuance Expense                                     5,023         5,212
    Income Taxes                                                        8,623         9,528
    Postretirement Benefits Other Than Pension                          1,220         1,036
  Recoverable Clean-Up Costs                                                0         5,400
  Other Costs                                                             728           939
                                                                    ---------     ---------

    Total Deferred Charges                                             15,594        22,115
                                                                    ---------     ---------

         Total Assets                                               $ 189,277     $ 184,640
                                                                    ---------     ---------

The accompanying notes are an integral part of these consolidated financial statements.

December 31, (Thousands of dollars)                           1997        1996
----------------------------------------------------        --------    --------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common Stockholders' Equity:
      Common Stock                                          $ 42,579    $ 42,456
      Retained Earnings                                       13,490      11,939
  Preferred Stock                                                772         772
  Long-Term Debt                                              54,532      54,430
                                                            --------    --------
         Total Capitalization                                111,373     109,597
                                                            --------    --------


Current Liabilities
  Interim Bank Loans Payable                                   8,811       5,795
  Accounts Payable                                             6,052       4,375
  Accrued Taxes                                                1,014       1,536
  Accrued Interest                                               709       1,255
  Current Portion of Accrued Clean-Up Costs                        0         300
  Other                                                        2,208       1,951
                                                            --------    --------

         Total Current Liabilities                            18,794      15,212
                                                            --------    --------


Accrued Clean-Up Costs                                             0       2,757
                                                            --------    --------

Advances for Construction                                     15,203      13,600
                                                            --------    --------

Contributions in Aid of Construction                          18,750      18,563
                                                            --------    --------

Deferred Federal Income Taxes                                 13,838      12,717
                                                            --------    --------

Unfunded Future Income Taxes                                   8,000       9,000
                                                            --------    --------

Unfunded Postretirement Benefits Other Than Pensions           1,220       1,036
                                                            --------    --------

Unamortized Investment Tax Credits                             2,099       2,158
                                                            --------    --------

         Total Capitalization and Liabilities               $189,277    $184,640
                                                            --------    --------

The accompanying notes are an integral part of these consolidated financial statements.

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

In accordance with FAS 71, the Subsidiary has recorded regulatory assets or liabilities as appropriate, primarily related to income taxes and postretirement benefits costs. The specific amounts related to these items are disclosed in the consolidated balance sheets.

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

In order for certain acquisitions of failing water systems not to degrade the Subsidiary's earnings, the Subsidiary has requested that the DPUC allow it to record AFUDC on its investments in these systems. Starting with the 1995 DPUC decision which approved the Subsidiary's acquisition of the Sound View Water System, the DPUC has allowed the Subsidiary to capitalize financing costs relating to several of its acquisitions until its next general rate proceeding. Capitalized financing costs relating to these acquisitions amounted to $256,000 in 1997 and $155,000 in 1996.

The Subsidiary's allowed rate of return on rate base is used to calculate AFUDC.

DEPRECIATION - Depreciation is computed on a straight line basis at various rates, approved by the DPUC, estimated to be sufficient to provide for the recovery of the investment in utility plant over its useful life. Water treatment facilities are depreciated using a 2.5% composite rate, while most other utility plant is depreciated at a composite rate of 1.6%. The depreciation rates, based on the average balance of depreciable property, were 1.9% for 1997, 1996 and 1995.

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

The Company believes that all deferred income tax assets will be realized in the future. Approximately $500,000 of the December 31, 1997 and $1,000,000 of the 1996 unfunded future income taxes are related to deferred Federal income taxes. The remaining balance of the unfunded future income taxes is related to deferred State income taxes.

Deferred Federal income taxes consist primarily of amounts that have been provided for accelerated depreciation subsequent to 1981, as required by Federal income tax regulations. Deferred taxes have also been provided for temporary differences in the recognition of certain expenses for tax and financial statement purposes as allowed by DPUC ratemaking policies.

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

EARNINGS PER SHARE - Earnings per share is computed on the weighted average number of common shares outstanding during each year. FAS 128, which became effective for 1997, specifies the computation, presentation and disclosure requirements for earnings per share. The adoption of FAS 128 did not have an impact on earnings per share and the basic and fully diluted earnings per share are the same amounts.

NOTE 2:  INCOME TAX EXPENSE

Income Tax Expense is comprised of the following:

(Thousands of dollars)                                 1997            1996            1995
---------------------------------------------------------------------------------------------
Federal Classified as Operating Expense               $ 3,661         $ 3,878         $ 3,925
Federal Classified as Other Income                        143              30             (13)
---------------------------------------------------------------------------------------------
   Total Federal Income Tax Expense                     3,804           3,908           3,912
---------------------------------------------------------------------------------------------
State Classified as Operating Expense                     825             934           1,025
State Classified as Other Income                           63             (27)             10
---------------------------------------------------------------------------------------------
   Total State Income Tax Expense                         888             907           1,035
---------------------------------------------------------------------------------------------
             Total Income Tax Expense                 $ 4,692         $ 4,815         $ 4,947
=============================================================================================

The components of the Federal and State income tax provisions are:

Current:
     Federal                                          $ 2,742         $ 2,833         $ 2,800
     State                                                888             907           1,035
---------------------------------------------------------------------------------------------
          Total Current                                 3,630           3,740           3,915
---------------------------------------------------------------------------------------------
Deferred Income Taxes, Net:
   Federal
     Investment Tax Credit                                (59)            (59)            (59)
     Capitalized Interest                                  47              38              24
     Depreciation                                       1,074           1,071           1,037
     Advances and CIAC                                      -              25              30
          Total Deferred Income Taxes, Net              1,062           1,075           1,032
---------------------------------------------------------------------------------------------
             Total                                    $ 4,692         $ 4,815         $ 4,947
---------------------------------------------------------------------------------------------
=============================================================================================

The calculation of Pre-Tax Income is as follows:

Pre-Tax Income
   Net Income Before Preferred Dividends of Parent    $ 6,804         $ 6,603         $ 6,363
   Income Taxes                                         4,692           4,815           4,947
---------------------------------------------------------------------------------------------

             Total Pre-Tax Income                     $11,496         $11,418         $11,310
=============================================================================================

In accordance with required regulatory treatment, deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate. The differences between the effective income tax rate recorded by the Company and the stautory Federal tax rate are as follows:

                                                      1997            1996            1995
---------------------------------------------------------------------------------------------
Federal Statutory Income Tax Rate                     34.0%           34.0%           34.0%
   Tax Effect of Differences:
     State Income Taxes Net of Federal Benefit         5.1%            5.3%            6.0%
     Depreciation                                      1.5%            1.5%            1.5%
     Pension Costs                                      .6%             .6%            1.0%
     Other                                             (.4%)            .8%            1.2%
---------------------------------------------------------------------------------------------
             Effective Income Tax Rate                40.8%           42.2%           43.7%
=============================================================================================

NOTE 3:  COMMON STOCK

The Company has 7,500,000 authorized shares of common stock, no par value. A summary of the changes in the common stock accounts for the period January 1, 1995 through December 31, 1997, appears below:

                                                                          Issuance
(Thousands of dollars except share amounts)                  Shares        Amount        Expense          Total
-------------------------------------------                ---------      --------       -------        --------
Balance, January 1, 1995                                   2,870,559       $40,126       $(1,183)       $ 38,943

   Stock issued through Dividend Reinvestment Plan            87,807         2,199           (33)          2,166
   Stock issued through Performance Stock Program              6,369           160          --               160
   Stock issued to Employee Savings 401-K Match Plan           2,022            51          --                51
                                                           ---------       -------       -------        --------
Balance, December 31, 1995                                 2,966,757        42,536        (1,216)         41,320

   Stock issued through Dividend Reinvestment Plan            36,914           940          --               940
   Stock issued through Performance Stock Program              4,907           100          --               100
   Stock issued to Employee Savings 401-K Match Plan           3,505            96          --                96
                                                           ---------       -------       -------        --------
Balance, December 31, 1996                                 3,012,083        43,672        (1,216)         42,456

   Dividend Reinvestment Plan                                   --            --            (133)           (133)
   Stock and equivalents issued through
       Performance Stock Program                               3,684           178          --               178
   Stock issued to Employee Savings 401-K Match Plan           2,657            78          --                78

                                                           ---------       -------       -------        --------
Balance, December 31, 1997 (1)                             3,018,424       $43,928       $(1,349)       $ 42,579
                                                           =========       =======       =======        ========

(1) Includes 3,753 restricted and 2,781 common stock equivalent shares issued through the Performance Stock Program.

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

NOTE 4:  ANALYSIS OF RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 1995 through December 31, 1997, appears below:

(Thousands of dollars)                                       1997          1996          1995
----------------------------------------------------       -------       -------       -------
Balance at Beginning of Year                               $11,939       $10,468       $ 9,040
Income Before Preferred Stock Dividends of Company           6,804         6,603         6,363
                                                           -------       -------       -------
                                                            18,743        17,071        15,403
                                                           -------       -------       -------

Dividends Declared:
   Cumulative Preferred, Series A, $.80 Per Share          $    12            12            12
   Cumulative Preferred, Series $.90, $.90 Per Share            26            26            26

   Common Stock:
       1997 $1.73 Per Share                                  5,215          --            --
       1996 $1.70 Per Share                                   --           5,094          --
       1995 $1.68 Per Share                                   --            --           4,897
                                                           -------       -------       -------
                                                             5,253         5,132         4,935
                                                           -------       -------       -------
 Balance at End of Year                                    $13,490       $11,939       $10,468
                                                           =======       =======       =======


NOTE 5:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments.

CASH - The carrying amount approximates fair value.

FIRST MORTGAGE BONDS - The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company. As of December 31, 1997 and 1996, the estimated fair value of the Company's long-term debt was $61,000,000 and $55,800,000, respectively, as compared to the carrying amounts of $54,532,000 and $54,430,000, respectively.

The fair values shown above have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments" and do not purport to represent the amounts at which those obligations would be settled.

NOTE 6:  LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following:

(Thousands of dollars)                                        1997            1996
-----------------------------------------------------       --------        -------
The Connecticut Water Company
   First Mortgage Bonds:
         6.9%     Series Q, Due 2021                        $ 10,000        $10,000
         5.875%   Series R, Due 2022                          14,800         14,830
         6.65%    Series S, Due 2020                           8,000          8,000
         5.75%    Series T, Due 2028                           5,000          5,000
         5.3%     Series U, Due 2028                           4,550          4,550
         6.94%    Series V, Due 2029                          12,050         12,050
                                                            --------        -------
                                                              54,400         54,430
   Other
         5.5%     Unsecured Promissory Note, Due 2002            161           --
                  Less Current Portion                           (29)          --
                                                            --------        -------
                                                                 132           --

            Total Long-Term Debt                            $ 54,532        $54,430
                                                            ========        =======


Substantially all utility plant is pledged as collateral for the Subsidiary's long-term debt.

There are no mandatory sinking fund payments required on the outstanding First Mortgage Bonds at December 31, 1997. However, the Series Q and R First Mortgage Bonds provide for an estate redemption right whereby the estate of deceased bondholders or surviving joint owners may submit bonds to the Trustee for redemption at par subject to a $25,000 per individual holder and a 3% annual aggregate limitation.

The call price of Series Q and R bonds will reduce annually until the years 2002 and 2003, respectively, when the call prices become 100%. Series Q bonds are callable for redemption at 102.5% through July 31, 1998 then at 102% from August 1, 1998 through July 31, 1999. Series R bonds are callable for redemption at 103% through August 31, 1998 then at 102.5% from September 1, 1998 through August 31, 1999.

The other outstanding bonds may be initially called for redemption by the Company at the following dates and prices - Series S, December 15, 2003 at 102%; Series T, July 1, 2003 and Series U, September 1, 2003 at 100% plus accrued interest to the date of redemption; Series V, January 1, 2004 at 103.5%.

During 1997 the Subsidiary issued a $163,000, 5.5% unsecured promissory note as part of the purchase price of the Point O'Woods Water System acquisition. This 5 year note requires the Subsidiary to make monthly payments of interest and principal totalling $37,000 annually.

In December 1997 the Subsidiary initiated the process of refinancing its Series Q, First Mortgage Bonds with lower interest, tax exempt, unsecured bonds, and refinancing $8,000,000 of interim bank loans with tax exempt, unsecured, long term bonds. This $18,000,000 financing and refinancing is expected to close in March or April 1998.

NOTE 7:  PREFERRED STOCK

Preferred Stock at December 31, consisted of the following:

(Thousands of dollars)                                                    1997       1996
--------------------------------------------------------------------      ----       ----
Cumulative Series A Voting, $20 Par Value; Authorized Issued and
       Outstanding 15,000 Shares                                          $300       $300
Cumulative Series $.90 Non-Voting, $16 Par Value; Authorized 50,000
       Shares, Issued and Outstanding 29,499 Shares                        472        472
                                                                          ----       ----

           Total                                                          $772       $772
                                                                          ====       ====


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


NOTE 8:  BANK LINES OF CREDIT

A $12,000,000 line of credit is provided by three banks. Bank commitment fees of approximately $20,000, $15,000, and $12,000 were paid in 1997, 1996, and 1995, respectively, on the lines of credit.

At December 31, 1997 and 1996, the weighted average interest rates on short-term borrowings outstanding were 6.22% and 5.85%, respectively.


NOTE 9:  RECOVERABLE CLEAN-UP COSTS

In November, 1997 the Subsidiary settled its lawsuit against the two parties alleged responsible for the 1992 contamination of its Reynolds Bridge well field in Thomaston, Connecticut. The settlement agreement provides the Subsidiary with funds to cover expenses already incurred as well as a cushion for potential future expenses stemming from the contamination. The settlement agreement requires said two parties to complete remediation of the site and binds one of the parties to reimburse the Subsidiary for specific ongoing costs incurred in operation of this well site as well as additional costs required to provide safe, potable water to the customers served by this portion of the Subsidiary's distribution system. As a result of this settlement, the Company no longer has a liability for future clean-up costs.

NOTE 10:  UTILITY PLANT AND CONSTRUCTION PROGRAM

The components of utility plant and equipment at December 31, are as follows:

(Thousands of dollars)                                 1997               1996
------------------------------                       --------           --------
Source of Supply                                     $ 17,327           $ 15,710
Pumping                                                14,210             11,080
Water Treatment                                        38,250             35,548
Transmission and Distribution                         124,105            120,244
General (including intangible)                         11,390             10,465
Held for Future Use                                     2,194              2,176
                                                     --------           --------
         Total                                       $207,476           $195,223
                                                     ========           ========

The amounts of depreciable plant at December 31, 1997 and 1996 included in total plant were $196,286,000 and $185,733,000, respectively.

The Subsidiary is engaged in a continuous construction program. The Subsidiary's estimated annual capital expenditures, net of amounts financed by customer advances and contributions in aid of construction, are expected to be $5,500,000 during 1998, $8,000,000 during 1999, and $7,600,000 in 2000. These projections include costs of refurbishing the Rockville Water Treatment Plant of $1,300,000 in 1998 and $277,000 in 1999. The projections also include $385,000 in 1998 to make improvements to the Point O'Woods Water System that the Subsidiary acquired in 1997. During the period 2001 to 2002, construction expenditures for routine improvements to the water distribution system are expected to be approximately $5,000,000 each year.


NOTE 11:  TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

(Thousands of dollars)                           1997         1996         1995
----------------------------------              ------       ------       ------
Municipal Property Taxes                        $3,270       $3,284       $3,284
Payroll Taxes                                      501          495          539
Connecticut Gross Earnings Tax (A)                 931        1,930        1,967
                                                ------       ------       ------
         Total                                  $4,702       $5,709       $5,790
                                                ======       ======       ======

(A) This tax was legislatively eliminated for water companies effective July 1, 1997. The Subsidiary's rates were correspondingly reduced at the same time.

NOTE 12:  PENSION AND OTHER EMPLOYEE BENEFITS

PENSION - The Subsidiary has a trusteed, non-contributory defined benefit retirement plan (the Pension Plan) which covers all employees who have completed one year of service. Benefits under the Pension Plan are based on credited years of service and "average earnings", as defined in the Pension Plan. The Subsidiary's policy is to fund accrued pension costs as permitted by Federal income tax regulations. Funding of $153,000 was made for 1996. No funding was required for 1997.

The table below sets forth the Pension Plan's funded status and amounts recognized in the Company's year end Balance Sheets.

(Thousands of dollars)                                     1997            1996
--------------------------------------------------       --------        --------
Actuarial Present Value of Benefit Obligations:
   Vested Benefit Obligation                             $  9,857        $  7,243
   Accumulated Benefit Obligation                          10,052           7,500
   Projected Benefit Obligation                            11,472           9,414
Pension Plan Assets at Fair Value, Primarily
   Equity Securities and U.S. Bonds                        14,851          12,681
Projected Benefit Obligation                              (11,472)         (9,414)
                                                         --------        --------
Pension Plan Assets in Excess of (Under) Projected
   Benefit Obligation                                       3,379           3,267
Add (Deduct):
   Unrecognized Net Gain From Past Experience
    Different From That Assumed and Effects
    of Changes in Assumptions                              (5,050)         (4,465)
   Unrecognized Net Transition Asset at January 1,
    1986 Being Recognized Over 15 Years                      (129)           (162)
   Unrecognized Prior Service Cost                            250             282
                                                         --------        --------
Prepaid (Accrued) Pension Cost as of December 31         $ (1,550)       $ (1,078)
                                                         ========        ========

Net periodic pension cost included the following components:

(Thousands of dollars)                                 1997           1996           1995
----------------------------------------------       -------        -------        -------
Service Cost-Benefits Earned During the Period       $   392        $   463        $   383
Interest Cost on Projected Benefit Obligation            740            737            668
Actual Return on Pension Plan Assets                  (2,670)        (1,718)        (2,493)
Deferred Investment Gain (Loss)                        1,835            958          1,801
Amortization of:
  Unrecognized Net Transition Asset                      (32)           (32)           (32)
  Unrecognized Net (Gain) Loss                            32             32           (114)
  Unrecognized Prior Service Cost                       (190)           (64)            32
                                                     -------        -------        -------
  Subtotal                                               107            376            245
FAS 88 Early Retirement Costs                            366              0              0
                                                     -------        -------        -------
   Total                                             $   473        $   376        $   245
                                                     =======        =======        =======

The actuarial present value of the projected benefit obligation was determined based on the following assumptions:

                                                                   1997           1996        1995
                                                                   ----           ----        ----
Weighted Average Discount Rate                                     7.25%          7.75%       7.25%

Rate of Increase in Future Compensation Levels                     4.5 %          4.5%        5.3%

The Long-Term Expected Rate of Return on Plan Assets Used in
  the Determination of Pension Costs                               8.0 %          8.0%        8.0%

The weighted average discount rate assumption is based on the return provided by high quality fixed income investments at year end. This discount rate assumption will likely change annually. The wage rate assumption and the rate of return on plan assets are more long-term assumptions which may be revised to reflect changes in economic conditions.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN - The Subsidiary provides additional pension benefits to senior management through a supplemental executive retirement plan. At December 31, 1997 the actuarial present value of the projected benefit obligation was $465,000. Expense associated with this plan was $99,000 for 1997, $115,000 for 1996, and $181,000 for 1995.

POSTRETIREMENT BENEFITS OTHER THAN PENSION (PBOP) - In addition to providing pension benefits, the Subsidiary provides certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust (VEBA) that has been approved by the DPUC. Substantially all of the Subsidiary's employees may become eligible for these benefits if they retire from the Company on or after age 55 with 10 years of service with the Subsidiary. The contributions for calendar years 1997, 1996, and 1995 were $317,000, $265,000, and $250,000, respectively.

A deferred regulatory asset has been recorded to reflect the amount which represents the future operating revenues expected to be recovered in customers rates under FAS 106. In 1997 the Subsidiary requested and received approval from the DPUC to include FAS 106 costs in customer rates. The DPUC's 1997 limited reopener of the Subsidiary's general rate proceeding allowed the Subsidiary to increase customer rates $208,000 annually for FAS 106 costs. The Subsidiary's current rates now allow for recovery of $473,000 annually for postretirement benefits costs other than pension.

The Company has elected to recognize the transition obligation on a delayed basis over a period equal to the plan participants' 21.6 years of average future service.

The table below sets forth the PBOP plans' funded status and unfunded amounts recognized in the Company's 1997 and 1996 year end Balance Sheets.

(Thousands of dollars)                                        1997           1996
----------------------------------------------------        -------        -------
Accumulated Postretirement Benefit Obligation (APBO):
   Current Retirees                                         $(2,400)       $(1,928)
   Active Employees Fully Eligible for Benefits                (740)          (704)
   Other Active Employees                                      (767)          (565)
                                                            -------        -------
      Total                                                  (3,907)        (3,197)
Fair Value of Assets                                          1,558          1,290
                                                            -------        -------
APBO in Excess of Fair Value of Assets                       (2,349)        (1,907)
                                                            -------        -------
Unrecognized Amounts:
   Transition Obligation                                      2,474          2,638
   Net Loss (Gain)                                           (1,345)        (1,767)
                                                            -------        -------
      Total                                                   1,129            871
                                                            -------        -------
Unfunded PBOP at December 31                                $ 1,220        $ 1,036
                                                            =======        =======


Net periodic PBOP costs include the following components:

(Thousands of dollars)                                                 1997         1996         1995
---------------------------------------------------------------       -----        -----        -----
Service Cost - Benefits Attributed to Service During the Period       $ 164        $ 175        $ 150
Interest Cost                                                           272          235          249
Actual Return on Assets                                                (217)        (133)        (182)
Amortization of Transition Obligation                                   165          165          165
Amortization of Losses (Gains)                                         (127)        (133)         (97)
Deferral of Asset (Loss) Gain During the Year                           163           87          140
                                                                      -----        -----        -----
Net Periodic PBOP Costs                                                 420          396          425
FAS88 Early Retirement Costs                                             81         --           --
                                                                      -----        -----        -----
   Total PBOP Cost                                                    $ 501       $  396        $ 425
                                                                      =====       ======        =====


The actuarial present value of the projected benefit obligation was determined based on the following assumptions:

                                                         1997            1996        1995
                                                         ----            ----        ----
Weighted Average Discount Rate                           7.25 %          7.75%       7.25%

Expected Long-Term After Tax Return on PBOP Assets       5.0  %          5.0 %       5.0 %

In determining the accumulated postretirement benefit obligation, health care cost trends of 7% were assumed for 1997, grading down to 6% in 1998 and 5.5% in 1999 and after.

Health care cost trend rates have a significant effect on the accumulated postretirement benefit obligation and net periodic cost. A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation at December 31, 1997 by $453,000 and would increase the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $62,000. Accordingly, subsequent changes would increase or decrease the regulatory assets and liabilities discussed above.

SAVINGS PLAN - The Subsidiary maintains an employee savings plan which allows participants to contribute from 1% to 10% of pre-tax compensation. The Subsidiary matches either 25 or 50 cents for each dollar contributed by the employee up to 3% of the employees' compensation depending on the Company's earnings per average common share (EPS). If EPS in the prior year exceeds 110% of dividends paid per common share, the applicable percentage is 50%; otherwise, the match is 25%. The Subsidiary's contribution charged to expense in 1997, 1996 and 1995 was $78,000, $78,000 and $71,000, respectively, in each case based on a 50% match.

PERFORMANCE STOCK PROGRAM - The Company has a Performance Stock Program whereby restricted shares of Common Stock may be awarded annually to Officers of the Subsidiary. When the goals established by the Compensation Committee have been attained, the restrictions on the stock are removed. Amounts charged to expense pursuant to this plan were $173,000, $100,000, and $160,000 for 1997, 1996 and
1995, respectively.


NOTE 13:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 1997 and 1996 appears below:


                                                                                              Net Income              Earnings
                                                                    Utility                 Applicable to           Per Average
                                   Operating Revenues          Operating Income              Common Stock          Common Share
----------------------------------------------------------------------------------------------------------------------------------
(Thousands of dollars
 except per share amounts)         1997          1996          1997          1996         1997         1996       1997        1996
                                   ----          ----          ----          ----         ----         ----       ----        ----
First Quarter                    $ 9,012       $ 9,087       $ 2,249       $ 2,070       $1,448       $1,178    $ 0.48      $ 0.40
Second Quarter                     9,633         9,276         2,056         2,085        1,191        1,215      0.39        0.41
Third Quarter                     10,855        10,981         3,555         3,425        2,654        2,533      0.88        0.84
Fourth Quarter                     9,001         9,248         2,474         2,548        1,473        1,639      0.49        0.54
                                 -------       -------       -------       -------       ------       ------    ------      ------

     Year                        $38,501       $38,592       $10,334       $10,128       $6,766       $6,565    $ 2.24      $ 2.19

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AT FINANCIAL DISCLOSURE


          None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11. EXECUTIVE COMPENSATION


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to General Instruction G(3), the information called for by Items 10, (except for information concerning the executive officers of the Company) 11, 12, and 13 is hereby incorporated by reference from the Company's definitive proxy statement filed by EDGAR on or about March 18, 1998. Information concerning the executive officers of the Company is included as Item 4.1 of this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                            FORM 8-K.

(A)   Documents filed as part of this report:

      (1)Consolidated Financial Statements:
                                                                   Page Number
                                                                 in this Report
                                                                 --------------

      Report to Independent Auditors.........................................37

      Consolidated Statements of Income -
                      December 31, 1997, 1996 and 1995.......................38

      Consolidated Statements of Cash Flows -
                      December 31, 1997, 1996 and 1995.......................39

      Consolidated Balance Sheets -
                      December 31, 1997 and 1996..........................40-41

      Notes to Consolidated Financial Statements..........................42-54


      (2) Financial Statement Schedules for the years ended December 31, 1997, 1996 and 1995:

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

      (3)Exhibits:

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

 10.10* First Amendment to The Connecticut Water Company Savings Plan, adopted November 12, 1997

 10.11 The Connecticut Water Company Employees' Retirement Plan as amended and restated as of September 1, 1996.

 10.12* Special Early Retirement Benefit of The Connecticut Water Company Employees' Retirement Plan, adopted March 5, 1997

 10.13* First Amendment to The Connecticut Water Company Employees' Retirement Plan, adopted March 2, 1998.

 10.14 Water Supply Agreement dated June 13, 1994, between The Connecticut Water Company and the Hazardville Water Company. (Exhibit 10.15 to Form 10-K for year ended December 31, 1994)

 10.15 November 4, 1994 Amendment to Agreement dated December 11, 1957 between The Connecticut Water Company (successor to the Thomaston Water Company) and the City of Waterbury. (Exhibit 10.16 to Form 10-K for year ended December 31, 1994)

 10.16 Contract between The Connecticut Water Company and The Rockville Water and Aqueduct Company dated as of January 1, 1976. (Exhibit 9(b) to Form 10-K for the year ended December 31, 1975)

 10.17 Agreement dated August 13, 1986 between The Connecticut Water Co. and the Metropolitan District. (Exhibit 10.14 to Form 10-K for the year ended December 31, 1986)

 10.18 Report of the Commission to Study the Feasibility of Expanding the Water Supply Services of the Metropolitan District. (Exhibit 14 to Registration Statement No. 2-61843)

 10.19 Plan of Merger dated December 18, 1978 of Broad Brook Water Company, The Collinsville Water Company, The Rockville Water and Aqueduct Company, The Terryville Water Company and The Thomaston Water Company with and into The Connecticut Water Company. (Exhibit 13 to Form 10-K for the year ended December 31, 1978)

 10.20 Bond Exchange Agreements between Connecticut Water Service, Inc., The Connecticut Water Company Bankers Life Company and Connecticut Mutual Life Insurance Company dated October 23, 1978. (Exhibit 14 to Form 10-K for the year ended December 31, 1978)

 10.21 Dividend Reinvestment and Common Stock Purchase Plan as amended. (Registration Statement No. 33-53211 as amended)

 10.22 Contract for Supplying Bradley International Airport. (Exhibit 10.21 to Form 10-K for the year ended December 31, 1984)

 10.23 Report of South Windsor Task Force. (Exhibit 10.23 to Form 10-K for the year ended December 31, 1987)

 10.24 Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. (Exhibit 10.21 to Form 10-K for year ended December 31, 1989)

 10.25      Performance Stock Program. (Registration Statement No. 33-49058.)

 24.1       * Consent of Arthur Andersen LLP

 27.0       * Financial Data Schedule


----------

 Note: Exhibits 10.1 through 10.11, 10.24 and 10.25 set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form-10K.

            (b) No reports on Form 8-K were filed during the last quarter of 1997.

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

         Signature                        Title                     Date
         ---------                        -----                     ----

/s/ Marshall T. Chiaraluce
------------------------------
Marshall T. Chiaraluce                Director and              March 20, 1998
(Principal Executive Officer)         President and
                                      Chief Executive
                                      Officer


/s/ David C. Benoit
------------------------------
David C. Benoit                       Vice President -          March 19, 1998
(Principal Financial and              Finance,
Accounting Officer)                   Accounting, and
                                      Treasurer

/s/ Francis E. Baker, Jr.
--------------------------         Director                 March 6, 1998
Francis E. Baker, Jr.


/s/ Harold E. Bigler, Jr.
--------------------------         Director                 March 13, 1998
Harold E. Bigler, Jr.


/s/Astrid T. Hanzalek
--------------------------         Director                 March 14, 1998
Astrid T. Hanzalek


/s/ Frederick E. Hennick
--------------------------         Director                 March 12, 1998
Frederick E. Hennick


/s/ Marcia L. Hincks
--------------------------         Director                 March 10, 1998
Marcia L. Hincks


/s/ William C. Lichtenfels
--------------------------         Director                 March 6, 1998
William C. Lichtenfels


/s/ Rudolph E. Luginbuhl
--------------------------         Director                 March 10, 1998
Rudolph E. Luginbuhl


/s/ Harvey G. Moger
--------------------------         Director                 March 10, 1998
Harvey G. Moger


/s/ Robert F. Neal
--------------------------         Director                 March  9, 1998
Robert F. Neal


/s/ Warren C. Packard
--------------------------         Director                 March 14, 1998
Warren C. Packard


/s/ Donald B. Wilbur
--------------------------         Director                 March 14, 1998
Donald B. Wilbur

                                    SCHEDULES

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



We have audited, in accordance with generally accepted auditing standards, the financial statements of Connecticut Water Service, Inc. included in this Form 10-K, and have issued our report thereon dated February 13, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP


Hartford, Connecticut
February 13, 1998

                 CONNECTICUT WATER SERVICE, INC. and SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                       Balance           Additions            Deductions           Balance
                                                      Beginning          Charged to              From               End of
                  Description                          of Year             Income            Reserves (1)            Year
                 -------------                        ---------          ----------          ------------          -------
                                                                             (Thousands of Dollars)
Allowance for Uncollectible Accounts
    Year Ended December 31, 1997                        $140                $135                 $149                $126
                                                        ====                ====                 ====                ====
    Year Ended December 31, 1996                        $164                $128                 $152                $140
                                                        ====                ====                 ====                ====
    Year Ended December 31, 1995                        $149                $137                 $122                $164
                                                        ====                ====                 ====                ====



(1)  Amounts charged off as uncollectible after deducting recoveries