Form 10-Q
period 1998-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 1998-05-13
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1998 OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a count. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                    3,023,499
          Number of shares of common stock outstanding, March 31, 1998

                         CONNECTICUT WATER SERVICE, INC.

                                Financial Report
                             March 31, 1998 and 1997



                                TABLE OF CONTENTS

PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 1998
   and December 31, 1997                                               Page 3

Consolidated Statements of Capitalization at
   March 31, 1998 and December 31, 1997                                Page 4

Consolidated Statements of Income for Three Months
   Ended March 31, 1998 and 1997                                       Page 5

Consolidated Statements of Income for Twelve Months
   Ended March 31, 1998 and 1997                                       Page 6

Consolidated Statements of Retained Earnings for Three
   Months Ended March 31, 1998 and 1997                                Page 7

Consolidated Statements of Retained Earnings for Twelve
  Months Ended March 31, 1998 and 1997                                 Page 7

Consolidated Statements of Cash Flows for Three Months
   Ended March 31, 1998 and 1997                                       Page 8

Notes to Consolidated Financial Statements                             Page 9

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                        Page 10

PART II, ITEM 4:  Submission of Matters to a Vote
   of Security Holders                                                 Page 11

PART II, ITEM 6: Item 6(a) - Exhibits                                  Page 12

Signature Page                                                         Page 13

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                     AT MARCH 31, 1998 AND DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                      MARCH 31,
                                                                        1998            DEC. 31,
ASSETS                                                               (UNAUDITED)          1997
------                                                               -----------          ----

Utility Plant
  Utility Plant                                                       $ 207,502        $ 207,476
  Construction Work in Progress                                          11,170            9,882
  Utility Plant Acquisition Adjustments                                  (1,255)          (1,255)
                                                                      ---------        ---------
                                                                        217,417          216,103
  Accumulated Provision for Depreciation                                (53,313)         (52,346)
                                                                      ---------        ---------
    Net Utility Plant                                                   164,104          163,757
                                                                      ---------        ---------

Investments                                                               1,737            1,570
                                                                      ---------        ---------

Current Assets
  Cash                                                                    1,196              346
  Accounts Receivable (Less Allowance, 1998- $160; 1997 - $126)           4,939            4,568
  Accrued Unbilled Revenues                                               2,306            2,684
  Materials and Supplies, at Average Cost                                   685              643
  Prepayments and Other Current Assets                                    1,096              115
                                                                      ---------        ---------
    Total Current Assets                                                 10,222            8,356
                                                                      ---------        ---------

Deferred Charges
  Unamortized Debt Issuance Expense                                       6,197            5,023
  Income Taxes                                                            8,647            8,623
  Postretirement Benefits Other Than Pension                              1,220            1,220
  Other Costs                                                               809              728
                                                                      ---------        ---------
    Total Deferred Charges                                               16,873           15,594
                                                                      ---------        ---------

      TOTAL ASSETS                                                    $ 192,936        $ 189,277
                                                                      =========        =========

CAPITALIZATION AND LIABILITIES

Capitalization (See accompanying statements)
  Common Stockholders' Equity                                         $  56,199        $  56,069
  Preferred Stock                                                           772              772
  Long-Term Debt                                                         62,524           54,532
                                                                      ---------        ---------
    Total Capitalization                                                119,495          111,373
                                                                      ---------        ---------

Current Liabilities
  Interim Bank Loans Payable                                              5,571            8,811
  Accounts Payable and Accrued Taxes and Interest                         6,527            7,775
  Other                                                                   1,949            2,208
                                                                      ---------        ---------
    Total Current Liabilities                                            14,047           18,794
                                                                      ---------        ---------

Long-Term Liabilities
  Advances for Construction                                              15,252           15,203
  Contributions in Aid of Construction                                   18,750           18,750
  Deferred Federal Income Taxes                                          14,088           13,838
  Unfunded Future Income Taxes                                            8,000            8,000
  Unfunded Postretirement Benefits Other Than Pension                     1,220            1,220
  Unamortized Investment Tax Credits                                      2,084            2,099
                                                                      ---------        ---------
    Total Long-Term Liabilities                                          59,394           59,110
                                                                      ---------        ---------

      TOTAL CAPITALIZATION AND LIABILITIES                            $ 192,936        $ 189,277
                                                                      =========        =========



  The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                     AT MARCH 31, 1998 AND DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              MARCH 31,
                                                                                                1998                    DEC. 31,
                                                                                             (UNAUDITED)                  1997
                                                                                             -----------                  ----
Common Stockholders' Equity
  Common Stock Without Par Value Authorized - 7,500,000 Shares;
    Shares Issued and Outstanding: 1998 - 3,023,499; 1997 - 3,018,424                          $43,991                  $43,928
    Stock Issuance Expense                                                                      (1,349)                  (1,349)
    Retained Earnings                                                                           13,557                   13,490
                                                                                                ------                   ------
        Total Common Stockholders' Equity                                                       56,199                   56,069
                                                                                                ------                   ------

Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                                    300                      300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share                         472                      472
                                                                                                   ---                      ---
         Total Preferred Stock of Connecticut Water Service, Inc.                                  772                      772
                                                                                                   ---                      ---

Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      6.9%    Series Q, due 2021 (less $10,000 held in trust by Trustee in 1998)                     0                   10,000
      5 7/8%  Series R, due 2022                                                                14,800                   14,800
      6.65%   Series S, due 2020                                                                 8,000                    8,000
      5 3/4%  Series T, due 2028                                                                 5,000                    5,000
      5.3%    Series U, due 2028                                                                 4,550                    4,550
      6.94%   Series V, due 2029                                                                12,050                   12,050
                                                                                                ------                   ------
                                                                                                44,400                   54,400

    Unsecured Water Facilities Revenue Refinancing Bonds
      5.05%  1998 Series A, due 2028                                                            10,000                        0
      5.125% 1998 Series B, due 2028                                                             8,000                        0
    Other
      5.5% Unsecured Promissory Note                                                               153                      161
                                                                                              --------                 --------
                                                                                                62,553                   54,561


    Less Current Portion                                                                           (29)                     (29)
                                                                                              --------                 --------
        Total Long-Term Debt                                                                    62,524                   54,532
                                                                                              --------                 --------

          TOTAL CAPITALIZATION                                                                $119,495                 $111,373
                                                                                              ========                 ========


  The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                      1998                1997
                                                   (UNAUDITED)        (UNAUDITED)
                                                   -----------        -----------
Operating Revenues                                 $     8,672        $     9,012
                                                   -----------        -----------

Operating Expenses
Operation                                                3,142              3,164
Maintenance                                                446                410
Depreciation                                               936                870
Federal Income Taxes                                       713                733
Connecticut Corporation Business Taxes                     147                155
Municipal Taxes                                            813                812
Payroll Taxes                                              171                169
Connecticut Gross Earnings Tax                               0                450
                                                   -----------        -----------
Total Operating Expenses                                 6,368              6,763
                                                   -----------        -----------

Utility Operating Income                                 2,304              2,249
                                                   -----------        -----------

Other Income (Deductions)
Interest                                                    24                 24
Allowance for Funds Used During Construction               130                153
Gain on Sale of Property                                     0                120
Non-Water Sales Earnings                                    28                 46
Miscellaneous Income (Deductions)                           (3)                (2)
Taxes on Other Income                                      (17)               (97)
                                                   -----------        -----------
Total Other Income (Deductions)                            162                244
                                                   -----------        -----------

Interest and Debt Expense
Interest on Long-Term Debt                                 867                865
Other Interest Charges                                     162                123
Amortization of Debt Expense                                47                 47
                                                   -----------        -----------
Total Interest and Debt Expense                          1,076              1,035
                                                   -----------        -----------

Net Income                                               1,390              1,458
Preferred Stock Dividend Requirement                        10                 10
                                                   -----------        -----------
Net Income Applicable to Common Stockholders       $     1,380        $     1,448
                                                   ===========        ===========

Weighted Average Common Shares Outstanding           3,022,000          3,014,000
                                                   ===========        ===========

Earnings Per Average Common Share                  $      0.46        $      0.48
                                                   ===========        ===========

Dividends Per Common Share                         $     0.435        $      0.43
                                                   ===========        ===========


  The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE TWELVE MONTHS ENDED MARCH 31, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31,
                                                       1998              1997
                                                   (UNAUDITED)        (UNAUDITED)
                                                   -----------        -----------
Operating Revenues                                 $    38,161        $    38,517
                                                   -----------        -----------

Operating Expenses
Operation                                               13,076             12,785
Maintenance                                              1,988              1,628
Depreciation                                             3,571              3,365
Federal Income Taxes                                     3,641              3,841
Connecticut Corporation Business Taxes                     817                900
Municipal Taxes                                          3,271              3,290
Payroll Taxes                                              503                474
Connecticut Gross Earnings Tax                             481              1,927
Organizational Charges                                     424                  0
                                                   -----------        -----------
Total Operating Expenses                                27,772             28,210
                                                   -----------        -----------

Utility Operating Income                                10,389             10,307
                                                   -----------        -----------

Other Income (Deductions)
Interest                                                   122                179
Allowance for Funds Used During Construction               552                438
Gain on Sale of Property                                    63                139
Non-Water Sales Earnings                                   156                 11
Miscellaneous Income (Deductions)                          (66)               (69)
Taxes on Other Income                                     (135)              (117)
                                                   -----------        -----------
Total Other Income (Deductions)                            692                581
                                                   -----------        -----------

Interest and Debt Expense
Interest on Long-Term Debt                               3,462              3,460
Other Interest Charges                                     695                367
Amortization of Debt Expense                               188                188
                                                   -----------        -----------
Total Interest and Debt Expense                          4,345              4,015
                                                   -----------        -----------

Net Income                                               6,736              6,873
Preferred Stock Dividend Requirement                        38                 38
                                                   -----------        -----------
Net Income Applicable to Common Stockholders       $     6,698        $     6,835
                                                   ===========        ===========

Weighted Average Common Shares Outstanding           3,018,000          3,007,000
                                                   ===========        ===========

Earnings Per Average Common Share                  $      2.22        $      2.27
                                                   ===========        ===========

Dividends Per Common Share                         $     1.735        $      1.71
                                                   ===========        ===========


  The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                  1998          1997
                                                               (UNAUDITED)   (UNAUDITED)
                                                               -----------   -----------


Balance at Beginning of Period                                   $13,490       $11,939
Net Income                                                         1,390         1,458
                                                                 -------       -------
                                                                  14,880        13,397
                                                                 -------       -------

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share                          3             3
Cumulative Preferred, Series $.90, $.225 per share                     7             7
Common Stock - 1998 $.435 per share; 1997 $.43 per share           1,313         1,296
                                                                 -------       -------
                                                                   1,323         1,306
                                                                 -------       -------

Balance at End of Period                                         $13,557       $12,091
                                                                 =======       =======




              FOR THE TWELVE MONTHS ENDED MARCH 31, 1998 AND 1997

Balance at Beginning of Period                                   $12,091       $10,398
Net Income                                                         6,736         6,873
                                                                 -------       -------
                                                                  18,827        17,271
                                                                 -------       -------

Dividends Declared:
Cumulative Preferred, Class A, $.80 per share                         12            12
Cumulative Preferred, Series $.90, $.90 per share                     26            26
Common Stock - 1998 $1.735 per share; 1997 $1.71 per share         5,232         5,142
                                                                 -------       -------
                                                                   5,270         5,180
                                                                 -------       -------

Balance at End of Period                                         $13,557       $12,091
                                                                 =======       =======

  The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                        1998           1997
                                                                                     (UNAUDITED)    (UNAUDITED)
                                                                                     -----------    -----------
Operating Activities:
Net Income Before Preferred Dividends of Parent                                        $ 1,390        $ 1,458
                                                                                       -------        -------

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation (including $31 in 1998, $28 in 1997 charged to other accounts)                967            898
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues                     7             43
(Increase) Decrease in Other Current Assets                                             (1,023)          (797)
(Increase) Decrease in Other Non-Current Items                                            (201)          (301)
Increase (Decrease) in Accounts Payable, Accrued Expenses and
Other Current Liabilities                                                               (1,507)          (976)
Increase (Decrease) in Deferred Federal Income Taxes and
Investment Tax Credits, Net                                                                211            235
                                                                                       -------        -------
Total Adjustments                                                                       (1,546)          (898)
                                                                                       -------        -------

Net Cash Provided by (Used for) Operating Activities                                      (156)           560
                                                                                       -------        -------

Investing Activities:
Gross Additions to Utility Plant (including Allowance for Funds
Used During Construction of $130 in 1998 and $153 in 1997)                              (1,314)        (1,532)
                                                                                       -------        -------

Financing Activities:
Proceeds from Interim Bank Loans                                                         5,571          8,096
Repayment of Interim Bank Loans                                                         (8,811)        (5,795)
Proceeds from Issuance of Common Stock                                                      63             52
Proceeds from Issuance of Long-Term Debt                                                 8,000              0
Repayment of Long-Term Debt                                                                 (8)             0
Advances, Contributions and Funds From Others for Construction, Net of (Refunds)            49            (51)
Costs Incurred to Issue Long-Term Debt, Preferred Stock, and Common Stock               (1,221)           (22)
Cash Dividends Paid                                                                     (1,323)        (1,306)
                                                                                       -------        -------
Net Cash Provided by (Used in) Financing Activities                                      2,320            974
                                                                                       -------        -------

Net Increase (Decrease) in Cash                                                            850              2
Cash at Beginning of Year                                                                  346             35
                                                                                       -------        -------

Cash at End of Period                                                                  $ 1,196        $    37
                                                                                       =======        =======

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest (Net of Amounts Capitalized)                                                  $ 1,020        $   998
Income Taxes                                                                           $   325        $   275

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

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed:

                                                         3 Months Ended                      12 Months Ended
                                                         --------------                      ---------------
                                                     3/31/98        3/31/97        3/31/98        3/31/97        12/31/97
                                                     -------        -------        -------        -------        --------
Common Shares Outstanding:
         January 1, 1997                                   --             --             --             --       3,012,083
         April 1, 1997 & 1996
            respectively                                   --                     3,016,286      2,991,038              --
         January 1, 1998 & 1997
            respectively                            3,018,424      3,012,083             --             --              --
Common Shares Issued:
         To DRIP - June 15, 1996                           --             --             --         18,299              --
         To 401-K - June 30, 1996                          --             --             --            754              --
         To PSP - July 1, 1996                             --             --             --            687              --
         To 401-K - September 30, 1996                     --             --             --            655              --
         To 401-K - December 31, 1996                      --             --             --            650              --
         To PSP- February 14, 1997                         --          3,526             --          3,526           3,526
         To 401-K - March 30, 1997                         --            677             --            677             677
         To CSE - June 13, 1997                            --             --             40             --              40
         To 401-K - June 30, 1997                          --             --            775             --             775
         ToTo CSE - September 15, 1997                     --             --             41             --              41
         To 401-K - September 30, 1997                     --             --            668             --             668
         To CSE - December 15, 1997                        --             --             38             --              38
         To 401-K - December 31, 1997                      --             --            576             --             576
         To PSP - February 18, 1998                     4,614             --          4,614             --              --
         To CSE - March 15, 1998                           68             --             68             --              --
         To 401-K - March 30, 1998                        393             --            393             --              --
                                                     --------      ---------      ---------      ---------       ---------
Common Shares Outstanding:
         March 31, 1998 & 1997
           respectively                             3,023,499      3,016,286      3,023,499      3,016,286
                                                    =========      =========      =========      =========
         December 31, 1997                                                                                       3,018,424
                                                                                                                 =========
Weighted Average Common Shares Outstanding:
         Days outstanding basis*                    3,022,494      3,013,821      3,018,417      3,007,459       3,016,279
                                                    =========      =========      =========      =========       =========


* Basic and Fully diluted are the same

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

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CORPORATE RESOURCES

         At March 31, 1998 the Company had $3,429,000 of unused lines of interim bank loan credit available.

         On April 24, 1998 the Connecticut Water Company refinanced its Series Q, $10,000,000 6.9% tax-exempt First Mortgage Bonds, issued in 1991 with proceeds from $10,000,000 of 5.05% 1998 Series A unsecured tax-exempt water facilities revenue refinancing bonds, issued for that purpose on March 25, 1998. Long term debt as of March 31, 1998 is shown net of $10 million held in trust to repay the Series Q Bond on its April 24, 1998 call date.

         Additionally, $8,000,000 of 5.125% tax-exempt 1998 Series B unsecured water facilities revenue refinancing bonds were issued on March 25, 1998. The proceeds of this bond issue were used to reduce interim bank loans payable.

RESULT OF OPERATIONS

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended March 31, 1998 decreased from that of March 31, 1997 by $68,000, or $.02 per average common share. The decrease in net income resulted from a $82,000 decrease in other income and a $41,000 increase in interest and debt expense partially offset by a $55,000 increase in utility operating income.

         Other income decreased primarily due to 1997 land sales. In the first quarter of 1997 a $72,000 net gain on land sales was realized. The Company has established a program to sell various, relatively small, discrete parcels of land, where appropriate. While the sales of non-watershed excess land is expected to continue in 1998 and beyond, the timing of such sales cannot be predicted. As a result, fluctuations in other income between years is not unusual or unexpected.

         The increase in interest and debt expense is primarily due to higher average balances of interim bank loans outstanding in 1998 than in 1997 at slightly higher average interest rates.

         The net increase in operating income is primarily due to:

              - increased operating revenues resulting from an increase in number of water customers served by the Subsidiary and the annual increase in the base on which fire protection charges are calculated

              - decreased income taxes due to decreased taxable income and a reduction in the state corporate income tax rate partially offset by

              -   increased depreciation expense.

         Operating revenues were reduced approximately $400,000 in 1998 due to the reduction in rates, primarily to reflect the elimination of the gross earnings tax, implemented during the second half of 1997. Operating expenses were similarly reduced by a $450,000 reduction in gross earnings tax partially offset by a $50,000 increase in FAS 106 post retirement benefit costs other than pension.


                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

PART II, ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 24, 1998, at its annual meeting, the stockholders of Connecticut Water Service, Inc. elected the following directors for a three year term until 2001:


                                   Number of Common Shares Cast
                                   ----------------------------
                                                          Abstentions
                            Affirmative      Negative    and Non-Votes
                            -----------      --------    -------------
Marshall T. Chiaraluce       2,600,905           0          23,966
Charles E. Gooley            2,593,934           0          30,937
Marcia L. Hincks             2,596,875           0          27,996
Robert F. Neal               2,593,882           0          30,989

         Preferred Series A stockholders cast 7,414 affirmative votes for each of the Directors listed above. There were 150 abstentions for each of the Directors listed above.

         Directors whose term of office continue until 1999 are Harold E. Bigler, Jr., Astrid T. Hanzalek, Frederick E. Hennick, Donald B. Wilbur.

         Directors whose term of office continue until 2000 are Francis E. Baker, Rudolph E. Luginbuhl, Harvey G. Moger, Warren C. Packard.

         Other matters voted on at the annual meeting are the appointment of Arthur Andersen LLP as independent auditor and proposed amendments to the Company's Certificate and Bylaws:


                                      Number of Shares Cast
                                      ---------------------
                                                          Abstentions
Arthur Andersen LLP           Affirmative     Negative   and Non-Votes
-------------------           -----------     --------   -------------
Common Stock                   2,556,332       32,654       53,937
Preferred Series A Stock           7,139          250          175

Amendments to Company's Certificate and Bylaws:

                                       Number of Shares Cast
                                       ---------------------
                                                          Abstentions
Cumulative Voting             Affirmative     Negative   and Non-Votes
-----------------             -----------     --------   -------------
Common Stock                   2,532,489       30,881       53,937
Preferred Series A Stock           7,139          150          275


Corrective Amendment:

                                       Number of Shares Cast
                                       ---------------------
                                                           Abstentions
Cumulative Voting             Affirmative     Negative    and Non-Votes
-----------------             -----------     --------    -------------
Common Stock                   2,521,684       31,746       63,877
Preferred Series A Stock           7,289            0          275


Indemnification Amendment:

                                      Number of Shares Cast
                                      ---------------------
                                                          Abstentions
Cumulative Voting             Affirmative     Negative   and Non-Votes
-----------------             -----------     --------   -------------
Common Stock                   2,469,133       75,995       72,178
Preferred Series A Stock           7,139          150          275


Corporate Governance Amendment:

                                      Number of Shares Cast
                                      ---------------------
                                                         Abstentions
Cumulative Voting             Affirmative    Negative   and Non-Votes
-----------------             -----------    --------   -------------
Common Stock                   2,492,817       40,022       63,675
Broker                                                      20,793
Preferred Series A Stock           7,139          150          275



         Each share of common stock is entitled to three votes and each share of Cumulative Preferred Stock, Series A, is entitled to one vote.


PART II, ITEM 6(a): EXHIBITS

     Exhibits to Part I:

           Exhibit 3.1 -        Amended and Restated Certificate of
                                Incorporation of Connecticut Water Service, Inc.

           Exhibit 3.3 -        Amended and Restated Bylaws of Connecticut Water
                                Service, Inc.

           Exhibit 3.4 -        Amended and Restated Certificate of
                                Incorporation of The Connecticut Water Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Connecticut Water Service, Inc.
                                                   (Registrant)


Date:    May 13, 1998                     By:      /s/ David C. Benoit
                                             -----------------------------------
                                                   David C. Benoit
                                                   Vice President - Finance


Date:    May 13, 1998                     By:      /s/ Peter J. Bancroft
                                             -----------------------------------
                                                   Peter J. Bancroft
                                                   Assistant Treasurer