Form 10-Q
period 1998-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 1998-08-13
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
     (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                     ENDED June 30, 1998             OR


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


                                    3,023,859
           Number of shares of common stock outstanding, June 30, 1998

                         CONNECTICUT WATER SERVICE, INC.

                                Financial Report
                             June 30, 1998 and 1997



                                                TABLE OF CONTENTS

PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 1998
   and December 31, 1997                                                                         Page 3

Consolidated Statements of Capitalization at
   June 30, 1998 and December 31, 1997                                                           Page 4

Consolidated Statements of Income for Three Months
   Ended June 30, 1998 and 1997                                                                  Page 5

Consolidated Statements of Income for Six Months
   Ended June 30, 1998 and 1997                                                                  Page 6

Consolidated Statements of Income for Twelve Months
   Ended June 30, 1998 and 1997                                                                  Page 7

Consolidated Statements of Retained Earnings for Three
   Months Ended June 30, 1998 and 1997                                                           Page 8

Consolidated Statements of Retained Earnings for Six
   Months Ended June 30, 1998 and 1997                                                           Page 8

Consolidated Statements of Retained Earnings for Twelve
  Months Ended June 30, 1998 and 1997                                                            Page 8

Consolidated Statements of Cash Flows for Six Months
   Ended June 30, 1998 and 1997                                                                  Page 9

Notes to Consolidated Financial Statements                                                       Page 10

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                                  Pages 11-12

PART I, ITEM 5: Other Information - Stock Split                                                  Page 12

PART II, ITEM 6: Item 6(a) - Exhibits                                                            Page 13

Signature Page                                                                                   Page 14

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 1998 AND DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                       JUNE 30,
                                                                         1998            DEC. 31,
ASSETS                                                                (UNAUDITED)          1997
------                                                                -----------          ----
Utility Plant
  Utility Plant                                                        $ 209,429         $ 207,476
  Construction Work in Progress                                           11,056             9,882
  Utility Plant Acquisition Adjustments                                   (1,255)           (1,255)
                                                                       ---------         ---------
                                                                         219,230           216,103
  Accumulated Provision for Depreciation                                 (54,400)          (52,346)
                                                                       ---------         ---------
    Net Utility Plant                                                    164,830           163,757
                                                                       ---------         ---------

Investments                                                                1,818             1,570
                                                                       ---------         ---------

Current Assets
  Cash                                                                        23               346
  Accounts Receivable (Less Allowance, 1998 - $200; 1997 - $126)           5,535             4,568
  Accrued Unbilled Revenues                                                2,270             2,684
  Prepayments and Other Current Assets                                       691               758
                                                                       ---------         ---------
    Total Current Assets                                                   8,519             8,356
                                                                       ---------         ---------

Deferred Charges
  Unamortized Debt Issuance Expense                                        6,020             5,023
  Income Taxes                                                             8,671             8,623
  Postretirement Benefits Other Than Pension                               1,220             1,220
  Other Costs                                                                882               728
                                                                       ---------         ---------
    Total Deferred Charges                                                16,793            15,594
                                                                       ---------         ---------

      TOTAL ASSETS                                                     $ 191,960         $ 189,277
                                                                       =========         =========

CAPITALIZATION AND LIABILITIES

Capitalization (See accompanying statements)
  Common Stockholders' Equity                                          $  56,386         $  56,069
  Preferred Stock                                                            772               772
  Long-Term Debt                                                          62,517            54,532
                                                                       ---------         ---------
    Total Capitalization                                                 119,675           111,373
                                                                       ---------         ---------

Current Liabilities
  Interim Bank Loans Payable                                               4,130             8,811
  Accounts Payable and Accrued Taxes and Interest                          5,735             7,775
  Other                                                                    2,364             2,208
                                                                       ---------         ---------
    Total Current Liabilities                                             12,229            18,794
                                                                       ---------         ---------

Long-Term Liabilities
  Advances for Construction                                               15,599            15,203
  Contributions in Aid of Construction                                    18,830            18,750
  Deferred Federal Income Taxes                                           14,338            13,838
  Unfunded Future Income Taxes                                             8,000             8,000
  Unfunded Postretirement Benefits Other Than Pension                      1,220             1,220
  Unamortized Investment Tax Credits                                       2,069             2,099
                                                                       ---------         ---------
    Total Long-Term Liabilities                                           60,056            59,110
                                                                       ---------         ---------

      TOTAL CAPITALIZATION AND LIABILITIES                             $ 191,960         $ 189,277
                                                                       =========         =========

   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                     AT JUNE 30, 1998 AND DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       JUNE 30,
                                                                                        1998               DEC. 31,
                                                                                     (UNAUDITED)             1997
                                                                                     -----------             ----
Common Stockholders' Equity
  Common Stock Without Par Value; Authorized - 7,500,000 Shares;
    Shares Issued and Outstanding: 1998 - 3,023,859; 1997 - 3,017,101                  $44,021             $43,928
    Stock Issuance Expense                                                              (1,349)             (1,349)
    Retained Earnings                                                                   13,714              13,490
                                                                                      ---------           ---------
        Total Common Stockholders' Equity                                               56,386              56,069
                                                                                      ---------           ---------

Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                            300                 300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share                 472                 472
                                                                                      ---------           ---------
         Total Preferred Stock of Connecticut Water Service, Inc.                          772                 772
                                                                                      ---------           ---------

Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      6.9%      Series Q, due 2021                                                           0              10,000
      5.875%    Series R, due 2022                                                      14,800              14,800
      6.65%     Series S, due 2020                                                       8,000               8,000
      5.75%     Series T, due 2028                                                       5,000               5,000
      5.3%      Series U, due 2028                                                       4,550               4,550
      6.94%     Series V, due 2029                                                      12,050              12,050
                                                                                      ---------           ---------
                                                                                        44,400              54,400
                                                                                      ---------           ---------

    Unsecured Water Facilities Revenue Refinancing Bonds
      5.05%   1998 Series A, due 2028                                                   10,000                   0
      5.125% 1998 Series B, due 2028                                                     8,000                   0
                                                                                      ---------           ---------
                                                                                        18,000                   0
                                                                                      ---------           ---------

    Other
      5.5% Unsecured Promissory Note                                                       146                 161
                                                                                      ---------           ---------
                                                                                        62,546              54,561

    Less Current Portion of Long-Term Debt                                                 (29)                (29)
                                                                                      ---------           ---------
        Total Long-Term Debt                                                            62,517              54,532
                                                                                      ---------           ---------

          TOTAL CAPITALIZATION                                                        $119,675            $111,373
                                                                                      =========           =========

   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         1998                1997
                                                      (UNAUDITED)          UNAUDITED)
                                                      -----------          ----------
Operating Revenues                                    $     8,796         $     9,633
                                                      -----------         -----------

Operating Expenses
  Operation                                                 3,646               3,346
  Maintenance                                                 436                 598
  Depreciation                                                935                 869
  Federal Income Taxes                                        467                 788
  Connecticut Corporation Business Taxes                       72                 169
  Municipal Taxes                                             868                 811
  Payroll Taxes                                               127                 100
  Connecticut Gross Earnings Tax                                0                 474
  Organizational Charges                                        0                 422
                                                      -----------         -----------
       Total Operating Expenses                             6,551               7,577
                                                      -----------         -----------

Utility Operating Income                                    2,245               2,056
                                                      -----------         -----------

Other Income (Deductions)
  Interest                                                     30                  25
  Allowance for Funds Used During Construction                119                 161
  Gain on Sale of Property                                    207                  50
  Non-Water Sales Earnings                                     56                  37
  Miscellaneous Income (Deductions)                            (8)                 (2)
  Taxes on Other Income                                      (103)                (76)
                                                      -----------         -----------
       Total Other Income (Deductions)                        301                 195
                                                      -----------         -----------

Interest and Debt Expense
  Interest on Long-Term Debt                                  924                 865
  Other Interest Charges                                       89                 139
  Amortization of Debt Expense                                 54                  47
                                                      -----------         -----------
       Total Interest and Debt Expense                      1,067               1,051
                                                      -----------         -----------

Net Income                                                  1,479               1,200
Preferred Stock Dividend Requirement                            9                   9
                                                      -----------         -----------
Net Income Applicable to Common Stockholders          $     1,470         $     1,191
                                                      ===========         ===========

Weighted Average Common Shares Outstanding              3,024,000           3,016,000
                                                      ===========         ===========

Earnings Per Average Common Share                     $      0.49         $      0.39
                                                      ===========         ===========

Dividends Per Common Share                            $     0.435         $      0.43
                                                      ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         1998                1997
                                                      (UNAUDITED)         (UNAUDITED)
                                                      -----------         -----------
Operating Revenues                                    $    17,468         $    18,645
                                                      -----------         -----------

Operating Expenses
  Operation                                                 6,788               6,510
  Maintenance                                                 881               1,008
  Depreciation                                              1,872               1,739
  Federal Income Taxes                                      1,181               1,521
  Connecticut Corporation Business Taxes                      219                 324
  Municipal Taxes                                           1,681               1,623
  Payroll Taxes                                               297                 269
  Connecticut Gross Earnings Tax                                0                 924
  Organizational Charges                                        0                 422
                                                      -----------         -----------
       Total Operating Expenses                            12,919              14,340
                                                      -----------         -----------

Utility Operating Income                                    4,549               4,305
                                                      -----------         -----------

Other Income (Deductions)
  Interest                                                     54                  49
  Allowance for Funds Used During Construction                249                 314
  Gain on Sale of Property                                    207                 170
  Non-Water Sales Earnings                                     84                  83
  Miscellaneous Income (Deductions)                           (11)                 (4)
  Taxes on Other Income                                      (120)               (173)
                                                      -----------         -----------
       Total Other Income (Deductions)                        463                 439
                                                      -----------         -----------

Interest and Debt Expense
  Interest on Long-Term Debt                                1,791               1,730
  Other Interest Charges                                      251                 262
  Amortization of Debt Expense                                101                  94
                                                      -----------         -----------
       Total Interest and Debt Expense                      2,143               2,086
                                                      -----------         -----------

Net Income                                                  2,869               2,658
Preferred Stock Dividend Requirement                           19                  19
                                                      -----------         -----------
Net Income Applicable to Common Stockholders          $     2,850         $     2,639
                                                      ===========         ===========

Weighted Average Common Shares Outstanding              3,023,000           3,015,000
                                                      ===========         ===========

Earnings Per Average Common Share                     $      0.94         $      0.88
                                                      ===========         ===========

Dividends Per Common Share                            $      0.87         $      0.86
                                                      ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE TWELVE MONTHS ENDED JUNE 30, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         1998                 1997
                                                      (UNAUDITED)         (UNAUDITED)
                                                      -----------         -----------
Operating Revenues                                    $    37,324         $    38,874
                                                      -----------         -----------
Operating Expenses
  Operation                                                13,376              12,764
  Maintenance                                               1,825               1,830
  Depreciation                                              3,638               3,410
  Federal Income Taxes                                      3,321               3,654
  Connecticut Corporation Business Taxes                      720                 828
  Municipal Taxes                                           3,328               3,297
  Payroll Taxes                                               529                 454
  Connecticut Gross Earnings Tax                                7               1,937
  Organizational Charges                                        2                 422
                                                      -----------         -----------
       Total Operating Expenses                            26,746              28,596
                                                      -----------         -----------

Utility Operating Income                                   10,578              10,278
                                                      -----------         -----------

Other Income (Deductions)
  Interest                                                    127                 180
  Allowance for Funds Used During Construction                510                 537
  Gain on Sale of Property                                    220                 189
  Non-Water Sales Earnings                                    175                  30
  Miscellaneous Income (Deductions)                           (72)                (70)
  Taxes on Other Income                                      (162)               (200)
                                                      -----------         -----------
       Total Other Income (Deductions)                        798                 666
                                                      -----------         -----------

Interest and Debt Expense
  Interest on Long-Term Debt                                3,521               3,460
  Other Interest Charges                                      645                 447
  Amortization of Debt Expense                                195                 188
                                                      -----------         -----------
       Total Interest and Debt Expense                      4,361               4,095
                                                      -----------         -----------

Net Income                                                  7,015               6,849
Preferred Stock Dividend Requirement                           38                  38
                                                      -----------         -----------
Net Income Applicable to Common Stockholders          $     6,977         $     6,811
                                                      ===========         ===========

Weighted Average Common Shares Outstanding              3,020,000           3,013,000
                                                      ===========         ===========

Earnings Per Average Common Share                     $      2.31         $      2.26
                                                      ===========         ===========

Dividends Per Common Share                            $      1.74         $      1.72
                                                      ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                  1998                 1997
                                                                               (UNAUDITED)         (UNAUDITED)
                                                                               -----------         -----------
                         FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Balance at Beginning of Period                                                   $13,557             $12,091
Net Income                                                                         1,479               1,200
                                                                                 -------             -------
                                                                                  15,036              13,291
                                                                                 -------             -------

Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share                                     3                   3
     Cumulative Preferred, Series $.90, $.225 per share                                6                   6
     Common Stock - 1998 $.435 per share; 1997 $.43 per share                      1,313               1,296
                                                                                 -------             -------
                                                                                   1,322               1,305
                                                                                 -------             -------

Balance at End of Period                                                         $13,714             $11,986
                                                                                 =======             =======



                           FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Balance at Beginning of Period                                                   $13,490             $11,939
Net Income                                                                         2,869               2,658
                                                                                 -------             -------
                                                                                  16,359              14,597
                                                                                 -------             -------

Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share                                     6                   6
     Cumulative Preferred, Series $.90, $.90 per share                                13                  13
     Common Stock - 1998 $1.735 per share; 1997 $1.71 per share                    2,626               2,592
                                                                                 -------             -------
                                                                                   2,645               2,611
                                                                                 -------             -------

Balance at End of Period                                                         $13,714             $11,986
                                                                                 =======             =======



                          FOR THE TWELVE MONTHS ENDED JUNE 30, 1998 AND 1997

Balance at Beginning of Period                                                   $11,986             $10,357
Net Income                                                                         7,015               6,849
                                                                                 -------             -------
                                                                                  19,001              17,206
                                                                                 -------             -------

Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share                                    12                  12
     Cumulative Preferred, Series $.90, $.90 per share                                26                  27
     Common Stock - 1998 $1.735 per share; 1997 $1.71 per share                    5,249               5,181
                                                                                 -------             -------
                                                                                   5,287               5,220
                                                                                 -------             -------

Balance at End of Period                                                         $13,714             $11,986
                                                                                 =======             =======

   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                                1998              1997
                                                                                             (UNAUDITED)       (UNAUDITED)
                                                                                             -----------       -----------
Operating Activities:
  Net Income Before Preferred Dividends of Parent                                              $  2,869         $  2,658
                                                                                               --------         --------

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $63 in 1998, $57 in 1997 charged to other accounts)                   1,935            1,796
    Change in Assets and Liabilities:
      Increase in Accounts Receivable and Accrued Unbilled Revenues                                (553)             (48)
      Decrease (Increase) in Other Current Assets                                                    66             (208)
      Increase in Other Non-Current Items                                                          (350)            (652)
      Increase (Decrease) in Accounts Payable, Accrued Expenses and
        Other Current Liabilities                                                                (1,882)            (609)
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net                                                                 470              475
                                                                                               --------         --------
          Total Adjustments                                                                        (314)             754
                                                                                               --------         --------

          Net Cash Provided by (Used for) Operating Activities                                    2,555            3,412
                                                                                               --------         --------

Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $249 in 1998 and $214 in 1997)                                   (3,008)          (3,785)
                                                                                               --------         --------

Financing Activities:
  Proceeds from Interim Bank Loans                                                                4,130            8,646
  Repayment of Interim Bank Loans                                                                (8,811)          (5,795)
  Proceeds from Issuance of Common Stock                                                             93              108
  Proceeds from Issuance of Long-Term Debt                                                       18,000                0
  Repayment of Long-Term Debt                                                                   (10,015)             (30)
  Advances, Contributions and Funds From Others for Construction, Net of (Refunds)                  476              369
  Costs Incurred to Issue Long-Term Debt, Preferred Stock, and Common Stock                      (1,098)             (22)
  Cash Dividends Paid                                                                            (2,645)          (2,612)
                                                                                               --------         --------
          Net Cash Provided by (Used in) Financing Activities                                       130              664
                                                                                               --------         --------

Net Increase (Decrease) in Cash                                                                    (323)             291
Cash at Beginning of Year                                                                           346               35
                                                                                               --------         --------

Cash at End of Period                                                                          $     23         $    326
                                                                                               ========         ========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                                      $  2,476         $  2,837
    Income Taxes                                                                               $  1,795         $  1,595

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

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed:

                                                          3 Months Ended                            12 Months Ended
                                                     ------------------------          -----------------------------------------
                                                     6/30/98          6/30/97          6/30/98          6/30/97         12/31/97
                                                     -------          -------          -------          -------         --------
Common Shares Outstanding:
         January 1, 1997                                  --               --               --               --        3,012,083
         July 1, 1997 & 1996
            respectively                                  --                         3,017,101        3,010,091               --
         April 1, 1998 & 1997
            respectively                           3,023,499        3,016,286               --               --               --
Common Shares Issued:
         To PSP - July 1, 1996                            --               --               --              687               --
         To 401-K - September 30, 1996                    --               --               --              655               --
         To 401-K - December 31, 1996                     --               --               --              650               --
         To PSP- February 14, 1997                        --               --               --            3,526            3,526
         To 401-K - March 30, 1997                        --               --               --              677              677
         To CSE - June 13, 1997                           --               40               --               40               40
         To 401-K - June 30, 1997                         --              775               --              775              775
         To CSE - September 15, 1997                      --               --               41               --               41
         To 401-K - September 30, 1997                    --               --              668               --              668
         To CSE - December 15, 1997                       --               --               38               --               38
         To 401-K - December 31, 1997                     --               --              576               --              576
         To PSP - February 18, 1998                       --               --            4,614               --               --
         To CSE - March 15, 1998                          --               --               68               --               --
         To 401-K - March 30, 1998                        --               --              393               --               --
         To CSE - June 15, 1998                           63               --               63               --               --
         To 401-K - June 30, 1998                        297               --              297               --               --
                                                   ---------        ---------        ---------        ---------        ---------

Common Shares Outstanding:
         June 30, 1998 & 1997
           respectively                            3,023,859        3,017,101        3,023,859        3,017,101
                                                   =========        =========        =========        =========
         December 31, 1997                                                                                             3,018,424
                                                                                                                       =========
Weighted Average Common Shares Outstanding:
         Days outstanding basis*                   3,023,513        3,016,301        3,020,215        3,012,954        3,016,279
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

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

LIQUIDITY AND CORPORATE RESOURCES

         At June 30, 1998 the Company had lines of credit of $9,000,000, of which, $4,870,000 were available.

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

RESULTS OF OPERATIONS

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended June 30, 1998 increased from that of June 30, 1997 by $279,000, or $0.10 per average common share. The increase in net income resulted from a $189,000 increase in utility operating income and a $106,000 increase in other income, partially offset by a $16,000 increase in interest and debt expense.

         The net increase in operating income is primarily due to a one-time organizational charge in 1997 relating to an early retirement program and decreased 1998 income tax expense relating to lower pre-tax income, a tax/book timing adjustment relating to the 1998 refinancing of the Series Q First Mortgage Bonds, and a reduction in the state corporate income tax rate. These expense reductions were partially offset by a decrease in operating revenues, due to residential customers reducing their summer water usage in response to the cool, wet 1998 weather* and increased operation, depreciation, and municipal tax expenses.

         The net increase in other income is primarily due to increased land sales in 1998, as compared to 1997.

*In addition to the weather-related reduction, operating revenues were reduced approximately $500,000 in the second quarter of 1998 due to a reduction in rates, attributable primarily to the elimination of the Connecticut Gross Earnings Tax effective July 1, 1997. As operating expense relating to the gross earnings tax was also reduced by a comparable amount, the net effect on operating income is zero.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY



         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.


Net income applicable to common stock for the six months ended June 30, 1998 increased from that of June 30, 1997 by $211,000, or $0.06 per average common share. The increase in net income resulted from a $244,000 increase in utility operating income and a $24,000 increase in other income.

         The net increase in operating income is primarily due to a one-time organizational charge in 1997 relating to an early retirement program and decreased 1998 income tax expense relating to lower pre-tax income, a tax/book timing adjustment relating to the 1998 refinancing of the Series Q First Mortgage Bonds, and a reduction in the state corporate income tax rate. These expense reductions were partially offset by a decrease in operating revenues, due to residential customers reducing their summer water usage in response to the cool, wet 1998 weather* and increased operation, depreciation, and municipal tax expenses.

         The net increase in other income is primarily due to increased land sales in 1998, as compared to 1997.

*In addition to the weather-related reduction, operating revenues were reduced approximately $925,000 in 1998 due to a reduction in rates, attributable primarily to the elimination of the Connecticut Gross Earnings Tax effective July 1, 1997. As operating expense relating to the gross earnings tax was also reduced by a comparable amount, the net effect on operating income is zero.


PART I, ITEM 5: OTHER INFORMATION

STOCK SPLIT

         On August 12, 1998 the Company's Board of Directors approved a three-for-two stock split to be effected by issuing on or about September 15, 1998 one share of the Company's Common Stock, no par value, for each two shares of Common Stock held by each Common Shareholder of record on the close of business on September 1, 1998. No fractional shares will be issued in connection with the stock split and in lieu thereof an equivalent amount in cash will be paid based on a value per share equal to the closing price of the Company's Common Stock on September 2, 1998. In connection with the stock split, the Company's issued and outstanding Common Stock will be increased by a number of shares equal to 50% of the Company's issued and outstanding shares of Common Stock on September 1, 1998, decreased by the number of whole shares which equal the sum of the fractional interests of stock to be paid in cash. Appropriate adjustments to reflect the stock split will also be made to the Company's Performance Stock Program.

         On August 12, 1998 the Company's Board of Directors declared a dividend of $.44 per common share to shareholders of record as of a time on September 1, 1998 immediately prior to the effective time of the three-for-two stock split, it being the intent of the Board of Directors that the Common Stock dividend be payable on the pre-split shares of the Company's Common Stock.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY



PART I, ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


(A) The Company is filing herewith the Connecticut Water Service, Inc. Performance Stock Program Amended and Restated as of December 1, 1996. This Amended and Restated Performance Stock Program amends in its entirety Exhibit
10.22 to the Company's Annual Report on Form 10-K.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Connecticut Water Service, Inc.
                                                       (Registrant)


Date:    August 13, 1998             By       /s/ David C. Benoit

                                              David C. Benoit
                                              Vice President - Finance


Date:    August 13, 1998             By:      /s/ Peter J. Bancroft

                                              Peter J. Bancroft
                                              Assistant Treasurer

                         CONNECTICUT WATER SERVICE, INC.

                            PERFORMANCE STOCK PROGRAM

                   AMENDED AND RESTATED AS OF DECEMBER 1, 1996


I.       INTRODUCTION

         A.       Purpose of the Program.

                  Connecticut Water Service, Inc. has established the Program to further its long-term financial success by granting stock and stock-based compensation to key employees of Connecticut Water Service, Inc. and its majority-owned subsidiaries in recognition of services provided by such employees, thereby enabling them to share in sustaining such success. The Program also provides a means to attract and retain the executive talent needed to achieve the long-term growth and profitability objectives of Connecticut Water Service, Inc.

         B.       Amendment and Restatement.

                  The Program was originally established April 19, 1991. It has been amended and restated effective as of December 1, 1996.

         C.       Definitions.

                  When used in the Program, the following terms shall have the meanings set forth below:

                  1. "Award" shall mean Restricted Stock and Performance Shares awarded under the Program. Such Restricted Stock and Performance Shares may have certain restrictions that lapse upon the satisfaction of conditions imposed by the Committee at the time of the Award.

                  2. "Board" shall mean the Board of Directors of Connecticut Water Service, Inc.

                  3. "Cause" shall mean the commission of a felony, the misappropriation of Company assets, or the commission of any act which is injurious to the business or reputation of the Company.

                  4. "Committee" shall mean the Compensation Committee, or such other Committee of the Board as shall be designated by the Board to administer the Program. If the Board does not designate the Compensation Committee as the Committee, the Committee shall be composed of three (3) or more persons who are from time to time appointed to serve by the Board. Each member of the Committee shall be a "non-employee director" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, or any successor rule, as such rule may be amended from time to time.

                  5. "Common Stock" shall mean the common stock of Connecticut Water Service, Inc., and may be either stock previously authorized but unissued, or stock reacquired by the Company.

                  6. "Company" shall mean Connecticut Water Service, Inc., a Connecticut corporation, any majority-owned subsidiaries of Connecticut Water Service, Inc., and any successor to Connecticut Water Service, Inc., in a reorganization or similar transaction.

                  7. "Disability" shall mean the inability of a Participant to perform the services normally rendered due to any physical or mental impairment that can be expected to be of either permanent or indefinite duration, as determined by the Committee on the basis of appropriate medical evidence, and that results in the Participant's Termination of Employment; provided, however, that with respect to any Participant who has entered into an employment agreement with the Company, the term of which has not expired at the time a determination concerning Disability is to be made, Disability shall have the meaning, if any, attributed to "permanent disability" in such employment agreement.

                  8. "Dividend Equivalent" shall mean, with respect to a whole Performance Share credited to a Participant's Performance Share Account, a measure of value equal to the fractional share of Common Stock that could be purchased with the amount that would have been paid to the Participant as a dividend or other distribution if the Participant had owned a whole share of Common Stock in lieu of said whole Performance Share, the date of such deemed purchase being the dividend payment date. Dividend Equivalents are expressed in the form of Performance Shares.

                  9. "Participant" shall mean an officer or full-time salaried employee of the Company (including a member of the Board who is also an employee).

                  10. "Performance Goal" shall mean any financial, statistical or other measure selected by the Committee, including, without limitation, the attainment of a specified financial or statistical objective or the performance of the Company relative to a peer group as applicable to a specific Performance Period.

                  11. "Performance Period" shall mean a period set by the Committee over which Performance Goals shall be measured. There may be more than one Performance Period in existence at any one time, and the durations of Performance Periods may differ from each other.

                  12. "Performance Share" shall mean a measure of value representing a share of Common Stock that may be credited to a Participant's Performance Share Account under Article V hereof. Performance Shares are not actual shares of Common Stock but instead represent the Company's liability for amounts deferred under
                           Article V hereof.

                  13. "Performance Share Account" shall mean an account established by the Company under Section V.E. hereof to record its liability for future payments to a Participant or his beneficiary pursuant to the Program.

                  14. "Program" shall mean the Connecticut Water Service, Inc. Performance Stock Program, as such Program may be amended from time to time.

                  15. "Restricted Stock" shall mean shares of Common Stock awarded to a Participant under Article IV hereof.

                  16. "Retirement" shall mean a Participant's Termination of Employment by reason of the Participant's retirement at his normal retirement date, pursuant to and in accordance with a pension, retirement or similar plan or other regular retirement practice of the Company, or in accordance with the early retirement provision(s) thereof. If a Participant is not a participant in a retirement plan of the Company, "Retirement" shall be deemed to occur at the termination of the Participant's employment at or after attainment of age 65.

                  17. "Termination of Employment" shall mean a cessation of the employee- employer relationship between a Participant and the Company for any reason.


II.      PROGRAM ADMINISTRATION

         A.       Administration.

                  The Program shall be administered by the Committee. Subject to the express provisions of the Program, the Committee shall have full and exclusive authority to interpret the Program; to prescribe, amend and rescind rules and regulations relating to the Program; and to make all other determinations deemed necessary or advisable in the implementation and administration of the Program; provided, however, that subject to the express provisions hereof or unless required by applicable law or regulation, no action of the Committee shall adversely affect the terms and conditions of any Award made to any Participant, without such Participant's written consent. The Committee's interpretation and construction of the Program shall be conclusive and binding on all persons, including the Company and all Participants.

         B.       Participation.

                  The Committee shall make all determinations with respect to selection of Participants and the Award or Awards to be granted to each Participant. In making such determinations, the Committee may take into account the nature of the services rendered or expected to be rendered by the respective Participants, their present and potential contributions to the Company's success, and such other factors as the Committee, in its discretion, shall deem relevant.

         C.       Maximum Number of Shares Available.

                  The maximum number of shares of Common Stock that may be awarded or with respect to which Performance Shares, including Dividend Equivalents, may be awarded or earned under the Program is 50,000. Restricted Stock and Performance Shares that are forfeited in accordance with the Program shall again be available for award under the Program either in the form of Restricted Stock or Performance Shares.

         D.       Adjustments.

                  In the event of stock dividends, stock splits, recapitalization, mergers, consolidations, combinations, exchanges of shares, spin-offs, liquidations, reclassifications or other similar changes in the capitalization of the Company, the number of shares of Common Stock available for award under this Program or with respect to which Performance Shares are available for award with this Program shall be adjusted proportionately by the Board, and the number of shares of Restricted Stock and number of Performance Shares then represented by a Participant's Performance Share Account shall be similarly adjusted. In the event of any other change affecting the Common Stock reserved under the Program, such adjustment, if any, as may be deemed appropriate by the Board, shall be made to give proper effect to such event.

         E.       Registration Conditions.

                  Before issuing a certificate with respect to any Common Stock, the Company may: (i) require the holder to give satisfactory assurances that the Common Stock is being acquired for investment and not with a view to resale or distribution, and will not be transferred in violation of applicable securities laws; (ii) restrict the transferability of such Common Stock and require a legend to be endorsed on the certificates representing the Common Stock; and (iii) condition the issuance and delivery of Common Stock upon the listing, registration, or qualification or such Common Stock upon a securities exchange or under applicable securities laws.

III.     VESTING

         A.       Establishment of Performance Goals.

                  1. The Committee shall establish measurable Performance Goals for each Performance Period. The Committee shall also establish a schedule for such Performance Period setting forth the percentage of the Award which will vest based on the extent to which the Performance Goals for such Performance Period are actually achieved and the date or dates of such vesting.

                  2. As promptly as practical after the conclusion of each Performance Period, the Committee shall determine whether, or the extent to which, the Performance Goals have been achieved. Based on such achievement, the restrictions upon all or a portion (or none) of a Participant's Award shall be released, and the Participant shall become fully vested in such Award. To the extent that restrictions are not released, any remaining Award shall be forfeited. Notwithstanding the foregoing, although a Participant may be fully vested in a Performance Share, the Participant's rights with respect to such Performance Share are limited as provided in Article V hereof.

                  3. A failure to achieve the Performance Goals established for the Performance Period or a breach of any other conditions of the Award will cause a forfeiture of all or a portion (as determined by the applicable condition of the Award) of the Award.

                  4. If during the course of a Performance Period there occur significant changes in economic conditions or in the nature of the operations of the Company, or any other pertinent changes which the Committee did not foresee or accurately predict and which, in the Committee's sole judgment, can be expected to have a substantial effect on the performance of the Company or one or more Participants during such Performance Period, the Committee may make such adjustment to the Performance Goals or measurement of such Performance Goals as the Committee, in its sole judgment, may deem appropriate.

         B.       Dividend Equivalents.

                  A Participant shall be fully vested in Dividend Equivalents when such Dividend Equivalents are credited to a Participant's Performance Share Account.

                  Notwithstanding the foregoing, a Participant's rights with respect to Dividend Equivalents credited to the Participant's Performance Share Account are limited as provided in Article V hereof.

         C.       Termination of Employment.

                  In the event of a Participant's Termination of Employment for reasons of Disability or death prior to satisfaction of the vesting conditions related to an Award, the Participant or the Participant's beneficiary shall be entitled to receive such portion of such Award determined by dividing the number of months in the relevant Performance Period actually completed by the Participant by the total number of months in the Performance Period. In the event of a Participant's Termination of Employment on account of discharge for Cause prior to satisfaction of the vesting conditions related to an Award, the entire Award shall be forfeited, and the Participant shall have no further rights with respect to such forfeited Award. In the event of a Participant's Termination of Employment for any other reason, including Retirement, prior to satisfaction of the vesting conditions related to an Award, the Participant shall be entitled to receive such portion of the Award as the Committee, in its sole discretion, shall determine.

IV.      RESTRICTED STOCK

         A.       Award of Restricted Stock.

                  Following the Committee's selection of Participants who will receive Awards, the Committee shall inform each Participant of the number of shares of Restricted Stock awarded to the Participant and the terms and applicable conditions of the Award.

         B.       Other Terms and Conditions.

                  Common Stock, when awarded pursuant to an Award of Restricted Stock, will be represented by a stock certificate registered in the name of the Participant who is awarded the Restricted Stock. Such certificate shall be deposited, together with a stock power endorsed in blank, with the Company. The Participant shall be entitled to receive dividends and all other distributions with respect to such Award during the Performance Period and shall have all stockholder's rights with respect to such stock, with the exception that: (1) the Participant may not transfer ownership of the shares during the Performance Period except by will or the laws of descent and distribution; (2) the Participant will not be entitled to delivery of the stock certificate during the Performance Period; (3) the Company will retain custody of the stock during the Performance Period; and (4) a failure to achieve the Performance Goals established for the Performance Period or a breach of any other conditions of the Award will cause a forfeiture of all or a portion (as determined by the applicable condition of the Award) of the Restricted Stock. The Committee may impose additional restrictions, terms, or conditions upon the Restricted Stock Award.

         C.       Restricted Stock Award Agreement.

                  Each Restricted Stock Award shall be evidenced by a Restricted Stock Award Agreement in such form and containing such terms and conditions not inconsistent with the provisions of the Program as the Committee from time to time shall approve.

         D.       Registration Conditions.

                  Each stock certificate representing Restricted Stock shall contain an appropriate legend referring to the Program and the restrictions upon such Restricted Stock. Simultaneously with delivery of each stock certificate for Restricted Stock, the Company may cause a stop transfer order with respect to such certificate to be placed with the transfer agent of the Common Stock.

         E.       Payment for Restricted Stock.

                  Awards of Restricted Stock shall be made by the Committee evidenced by a Restricted Stock Award Agreement under which a Participant shall not be required to make any cash payment for the stock. Shares of Common Stock awarded under this Program shall be granted in recognition of services provided by the Participant and, when issued upon satisfaction of the vesting conditions relating thereto, shall be fully paid and non-assessable shares of the Company.

         F.       Non-Transferability.

                  Prior to being vested under Article III hereof, no right or interest of any Participant in any Restricted Stock under the Program shall be (a) assignable or transferable, except by will or the laws of descent and distribution or a valid beneficiary designation made in accordance with procedures established by the Committee, or (b) liable for, or subject to, any lien, obligation or liability of a Participant.

V.       PERFORMANCE SHARES

         A.       Deferral.

                  Upon election by a Participant in accordance with Section V.B. hereof, a whole share portion of an Award that would otherwise be made to the Participant in the form of Restricted Stock pursuant to Article IV hereof shall instead be made in the form of Performance Shares, and such Performance Shares shall be credited to the Participant's Performance Share Account. Such credit of Performance Shares to a Participant's Performance Share Account shall be made as of the same date as Restricted Stock would have been awarded to the Participant had no prior election been made. Following the Committee's selection of Participants who will receive Awards, the Committee shall inform each Participant of the number of Performance Shares awarded to the Participant and the terms and applicable conditions of the Award.

         B.       Elections.

                  Any election to have an Award or a portion of an Award credited to a Performance Share Account in lieu of an Award of Restricted Stock shall be made on a written form provided by the Company for such purpose and shall only be effective with respect to Awards that may be made on and after the January 1 following the Company's receipt of such form, provided that such form is received by the December 24 prior to the applicable January 1. Any such election shall be made only in increments of ten percent (10%) of the Award (rounded to the nearest whole share) and shall be effective only for Awards made during the year in which the election becomes effective.

         C.       Other Terms and Conditions.

                  A failure to achieve the Performance Goals established for the Performance Period or a breach of any other conditions of the Award will cause a forfeiture of all or a portion (as determined by the applicable condition of the Award) of an Award of Performance Shares. The Committee may impose additional restrictions, terms, or conditions upon the Performance Share Award.

         D.       Performance Share Award Agreement.

                  Each Performance Share Award shall be evidenced by a Performance Share Award Agreement in such form and containing such terms and conditions not inconsistent with the provisions of the Program as the Committee from time to time shall approve.

         E.       Performance Share Account.

                  The Company shall maintain on its books and records a Performance Share Account to record its liability for future payments to the Participant or his beneficiary pursuant to the Program. However, whether or not an Award of Performance Shares has become vested, an Award of Performance Shares under the Program shall constitute an unfunded arrangement; the Company shall not be required to segregate or earmark any of its assets for the benefit of the Participant or his beneficiary, and the amount reflected in a Performance Share Account shall be available for the Company's general corporate purposes and shall be available to the Company's general creditors. The amount reflected in a Performance Share Account shall not be subject in any manner to anticipation, alienation, transfer or assignment by the Participant or his beneficiary, and any attempt to anticipate, alienate, transfer or assign the same shall be void. Neither the Participant nor his beneficiary may assert any right or claim against any specific assets of the Company in respect of a Performance Share Account, and the Participant and his beneficiary shall have only a contractual right against the Company for the amount reflected in a Performance Share Account.

                  Notwithstanding the foregoing, in order to pay amounts which may become due under the Program in respect of a Participant's Performance Share Account, the Company may establish a grantor trust (hereinafter the "Trust") within the meaning of Section 671 of the Internal Revenue Code of 1986, as amended. Some or all of the assets of the Trust may be dedicated to providing benefits to the Participants pursuant to the Program, but, nevertheless, all assets of the Trust shall at all times remain subject to the claims of the Company's general creditors in the event of the Company's bankruptcy or insolvency.

         F.       Dividend Equivalents.

                  On every date on which a dividend or other distribution is paid with respect to Common Stock, commencing with the first such payment date after the date on which a Performance Share is credited to a Participant's Performance Share Account and continuing until such Performance Share is either forfeited or paid out pursuant to Section V.H. hereof, there shall be credited to the Participant's Performance Share Account a Dividend Equivalent in respect of such Performance Share.

         G.       Participant not a Stockholder.

                  The Participant shall have no stockholder's rights with respect to any shares of Common Stock in respect of which Performance Shares are credited to his Performance Share Account.

         H.       Payments in Respect of Performance Shares.

                  1. Termination of Employment: In the event of a Participant's Termination of Employment for any reason other than as provided in Section V.H.3. hereof and without a payment date having been specified as provided in V.H.2. hereof, such Participant shall be entitled to receive payment in respect of the entire amount then credited to his Performance Share Account, to the extent then vested pursuant to
                           Article III hereof. Such payment shall be made in the form of the number of shares of Common Stock equal to the number of vested whole Performance Shares then credited to the Participant's Performance Share Account, with any fractional Performance Share being paid in cash determined on the basis of the value of a corresponding fractional share of Common Stock on the business day preceding the date of payment. Said shares of Common Stock and any cash amount shall be transferred to the Participant within sixty (60) days after the Participant's termination of employment.

                  2. Election of Participant: Upon prior written election by a Participant, the Participant shall be entitled to receive payment in respect of an Award of Performance Shares, to the extent then vested pursuant to Section III hereof, and any Dividend Equivalents earned on such Award on the date specified in such written election. Such election must be made as part of the election to have such Award of Performance Shares credited to a Performance Share Account as provided in Section V.B. hereof. Such payment shall be made in the form of the number of shares of Common Stock equal to the number of vested whole Performance Shares, including related Dividend Equivalents, then credited to the Participant's Performance Share Account with respect to such Award, with any fractional Performance Share being paid in cash determined on the basis of the value of a corresponding fractional share of Common Stock on the business day preceding the date of payment. The Participant's Performance Share Account thereafter shall be reduced to reflect the foregoing payment. Nothing herein shall preclude separate elections with respect to separate Awards.

                  3.       Disability or Death While Employed by the Company:
                           Notwithstanding an election made pursuant to Section V.H.2. hereof, in the event of a Participant's Termination of Employment for reasons of Disability or death, the Participant or his beneficiary, as the case may be, shall be entitled to receive payment in respect of the entire amount then credited to his Performance Share Account, to the extent then vested pursuant to Article III hereof. Such payment shall be made in the form of the number of shares of Common Stock equal to the number of vested whole Performance Shares then credited to the Participant's Performance Share Account, with any fractional Performance Share being paid in cash determined on the basis of the value of a corresponding fractional share of Common Stock on the business day preceding the date of payment. Said shares of Common Stock and any cash amount shall be transferred to the Participant or his beneficiary within sixty (60) days after the Company has been notified in writing of the

                           Disability or death of the Participant and has been provided with any additional information, forms or other documents it may reasonably request.

                  4. Hardship Payment: Notwithstanding an election made pursuant to Section V.H.2. hereof or the Participant's continued employment with the Company, if the Committee, upon written petition of the Participant, determines, in the Committee's sole discretion, that the Participant has suffered an unforeseeable financial emergency, the Participant shall be entitled to receive, as soon as practicable following such determination, payment sufficient to meet the cash needs arising from the unforeseeable financial emergency, not in excess of the number of vested whole Performance Shares then credited to the Participant's Performance Share Account. Such payment shall be made, at the election of the Participant, either (i) in the form of the number of whole shares of Common Stock, the proceeds from the sale of which would be sufficient to meet the cash needs arising from the unforeseeable financial emergency, not in excess of the number of vested whole Performance Shares then credited to the Participant's Performance Share Account; (ii) in cash equal to the value on the business day preceding the date of payment of the number of whole shares of Common Stock available for payment under clause (i) of this sentence; or (iii) in any combination of the methods of payment provided for in clauses (i) and (ii) of this sentence. In the event of a hardship payment in respect of the

                           Participant's entire Performance Share Account, any fractional Performance Share shall be paid in cash determined on the basis of the value of a corresponding fractional share of Common Stock on the business day preceding the date of payment. For purposes of the foregoing, an unforeseeable financial emergency is an unexpected need for cash arising from an illness, casualty loss, sudden financial reversal, or other such unforeseeable occurrence. Cash needs arising from foreseeable events such as the purchase of a house or educational expenses for children shall not be considered to be the result of an unforeseeable financial emergency. Said shares of Common Stock and any cash amount shall be transferred to the Participant as soon as practicable after the Committee determines that the Participant has suffered an unforeseeable financial emergency. The Participant's Performance Share Account thereafter shall be reduced to reflect the foregoing payment.

                  5. Early Withdrawal: Notwithstanding an election made pursuant to Section V.H.2. hereof or the Participant's continued employment with the Company, the Participant, upon written petition to the Committee at any time, shall be entitled to receive payment in respect of all or any portion of the vested amount then credited to his Performance Share Account, subject to a forfeiture penalty of six percent (6%) of the amount of the payment requested by the Participant. Such payment shall be made, at the election of the Participant, either (i) in the form of the number of shares of Common Stock equal to the number of vested whole Performance Shares requested by the Participant in the written petition and then credited to the Participant's Performance Share Account; (ii) in cash equal to the value on the business day preceding the date of payment of the number of whole shares of Common Stock available for payment under clause (i) of this sentence; or (iii) in any combination of the methods of payment provided for in clauses (i) and (ii) of this sentence. In the event of an early withdrawal in respect of the Participant's entire Performance Share Account, any fractional Performance Share shall be paid in cash determined on the basis of the value of a corresponding fractional share of Common Stock on the business day preceding the date of payment. Said shares of Common Stock and any cash amount shall be transferred to the Participant within sixty (60) days after the Company has received the Participant's written petition. The Participant's Performance Share Account thereafter shall be reduced to reflect the foregoing payment and the six percent (6%) forfeiture penalty.

         I.       Non-Transferability:

                  Prior to payment in respect of Performance Shares credited to a Participant's Performance Share Account, no right or interest of any Participant in any Performance Share under the Program shall be (a) assignable or transferable, except by will or the laws of descent and distribution or a valid beneficiary designation made in accordance with procedures established by the Committee, or (b) liable for, or subject to, any lien, obligation or liability of a Participant.

VI.      GENERAL PROVISIONS

         A.       Amendment and Termination of Program.

                  The Board may, at any time and from time to time, suspend or terminate the Program or amend it in such respects as the Board may deem appropriate; provided, however, that no suspension, amendment, or termination shall impair the rights of a Participant with respect to an Award previously granted.

         B.       Government and Other Regulations.

                  The obligation of the Company to issue Awards under the Program shall be subject to all applicable laws, rules and regulations, and to such approvals by any government agencies as may be required.

         C.       Miscellaneous Provisions.

                  1. No Right to Continue Employment: Nothing in the Program or in any Award confers upon any Participant the right to continue in the employ of the Company or interferes with, or restricts in any way, the rights of the Company to discharge any Participant at any time for any reason whatsoever, with or without cause.

                  2. Designation of Beneficiary: A Participant, in accordance with procedures established by the Committee, may designate a person or persons (collectively referred to as a "beneficiary") to receive, in the event of the Participant's death, (a) any payments with respect to which the Participant would then be entitled and (b) the right to continue to receive the Participant's outstanding Awards, if any. Such designation shall be made upon forms supplied by, and delivered to, the Company and may only be revoked in writing. If the Participant dies and has not designated a beneficiary, his beneficiary shall be his spouse, if living; otherwise, his beneficiary shall be deemed to be his estate.

                  3. Withholding Taxes: The Company may require a payment from a Participant to cover applicable withholding for income and employment taxes. The Company reserves the right to offset such tax payment from any funds which may be due to the Participant by the Company under the Program or otherwise or, in lieu thereof, may retain, or sell without notice, a sufficient number of shares of Common Stock that have vested or that are to be paid to the Participant to cover the amount required to be withheld.

                  4. Program Expenses: Any expenses of administering the Program shall be borne by the Company.

                  5. Construction of Program: The interpretation of the Program and the application of any rules implemented hereunder shall be determined solely in accordance with the laws of the State of Connecticut.

                  6. Benefit Plan Computations: Any benefits received or amounts paid to a Participant with respect to any Award granted under the Program shall not have any effect on the level of benefits provided to or received by any Participant, or the Participant's estate or beneficiary, as part of any employee benefit plan (other than the Program) of the Company.

                  7. Integration: No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by the Company that are not set forth expressly in the Program.

                  8. Pronouns, Singular and Plural: The masculine may be read as feminine, the singular as plural, and the plural as singular as necessary to give effect to the Program.

         D.       Effective Dates.

                  The Program became effective on April 19, 1991, the date of its approval by stockholders of Connecticut Water Service, Inc., and shall continue to be effective thereafter until terminated by the Board. The effective date of this amendment and restatement of the Program is December 1, 1996.