Form 10-Q
period 1998-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 1998-11-12
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1998 OR


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


                                  4,535,813

     Number of shares of common stock outstanding, October 31, 1998

                                TABLE OF CONTENTS

PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at September 30, 1998
   and December 31, 1997                                          Page 3

Consolidated Statements of Capitalization at
   September 30, 1998 and December 31, 1997                       Page 4

Consolidated Statements of Income for Three Months
   Ended September 30, 1998 and 1997                              Page 5

Consolidated Statements of Income for Nine Months
   Ended September 30, 1998 and 1997                              Page 6

Consolidated Statements of Retained Earnings for Three
   Months Ended September 30, 1998 and 1997                       Page 7

Consolidated Statements of Retained Earnings for Nine
   Months Ended September 30, 1998 and 1997                       Page 7

Consolidated Statements of Cash Flows for Nine Months
   Ended September 30, 1998 and 1997                              Page 8

Notes to Consolidated Financial Statements                        Page 9-10

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                   Page 11-14

PART II, ITEM 6: Exhibits and Reports on Form 8-K.                Page 14-15

Signature Page                                                    Page 16

PART I, ITEM 1:  FINANCIAL STATEMENTS                                     Page 3


                 Connecticut Water Service, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS
                   At September 30, 1998 and December 31, 1997
                                 (In thousands)

                                                                                September 30,
                                                                                   1998         Dec. 31,
ASSETS                                                                          (Unaudited)       1997
                                                                                ------------   -----------
Utility Plant
  Utility Plant                                                                    $212,051      $207,476
  Construction Work in Progress                                                      10,393         9,882
  Utility Plant Acquisition Adjustments                                              (1,255)       (1,255)
                                                                                ------------   -----------
                                                                                    221,189       216,103
  Accumulated Provision for Depreciation                                            (55,424)      (52,346)
                                                                                ------------   -----------
    Net Utility Plant                                                               165,765       163,757
                                                                                ------------   -----------

Investments                                                                           1,874         1,570
                                                                                ------------   -----------

Current Assets
  Cash                                                                                1,009           346
  Accounts Receivable (Less Allowance, 1998- $288; 1997 - $151)                       5,853         4,568
  Accrued Unbilled Revenues                                                           3,125         2,684
  Prepayments and Other Current Assets                                                1,677           758
                                                                                ------------   -----------
    Total Current Assets                                                             11,664         8,356
                                                                                ------------   -----------

Deferred Charges
  Unamortized Debt Issuance Expense                                                   5,986         5,023
  Income Taxes                                                                        8,647         8,623
  Postretirement Benefits Other Than Pension                                          1,220         1,220
  Other Costs                                                                           860           728
                                                                                ------------   -----------
    Total Deferred Charges                                                           16,713        15,594
                                                                                ------------   -----------

      Total Assets                                                                 $196,016      $189,277
                                                                                ============   ===========

CAPITALIZATION AND LIABILITIES

Capitalization (See accompanying statements)
  Common Stockholders' Equity                                                       $57,677       $56,069
  Preferred Stock                                                                       772           772
  Long-Term Debt                                                                     62,510        54,532
                                                                                ------------   -----------
    Total Capitalization                                                            120,959       111,373
                                                                                ------------   -----------

Current Liabilities
  Interim Bank Loans Payable                                                          5,018         8,811
  Accounts Payable and Accrued Taxes and Interest                                     7,050         7,775
  Other                                                                               2,289         2,208
                                                                                ------------   -----------
    Total Current Liabilities                                                        14,357        18,794
                                                                                ------------   -----------

Long-Term Liabilities
  Advances for Construction                                                          15,734        15,203
  Contributions in Aid of Construction                                               19,064        18,750
  Deferred Federal Income Taxes                                                      14,627        13,838
  Unfunded Future Income Taxes                                                        8,000         8,000
  Unfunded Postretirement Benefits Other Than Pension                                 1,220         1,220
  Unamortized Investment Tax Credits                                                  2,055         2,099
                                                                                ------------   -----------
    Total Long-Term Liabilities                                                      60,700        59,110
                                                                                ------------   -----------

      Total Capitalization and Liabilities                                         $196,016      $189,277
                                                                                ============   ===========


   The accompanying notes are an integral part of these financial statements.

                 Connecticut Water Service, Inc. and Subsidiary

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   At September 30, 1998 and December 31, 1997
                        (In thousands, except share data)


                                                                                         September 30,
                                                                                           1998                Dec. 31,
                                                                                         (Unaudited)             1997
                                                                                         ----------           -----------
Common Stockholders' Equity *
  Common Stock Without Par Value; Authorized - 7,500,000 Shares;
    Shares Issued and Outstanding: 1998 - 4,535,813; 1997 - 4,526,715                      $44,070               $43,928
    Stock Issuance Expense                                                                  (1,379)               (1,349)
    Retained Earnings                                                                       14,986                13,490
                                                                                         ----------           -----------
        Total Common Stockholders' Equity                                                   57,677                56,069
                                                                                         ----------           -----------

Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                                300                   300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share                     472                   472
                                                                                         ----------           -----------
         Total Preferred Stock of Connecticut Water Service, Inc.                              772                   772
                                                                                         ----------           -----------

Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      6.9%     Series Q, due 2021                                                                0                10,000
      5.875%   Series R, due 2022                                                           14,800                14,800
      6.65%    Series S, due 2020                                                            8,000                 8,000
      5.75%    Series T, due 2028                                                            5,000                 5,000
      5.3%     Series U, due 2028                                                            4,550                 4,550
      6.94%    Series V, due 2029                                                           12,050                12,050
                                                                                         ----------           -----------
                                                                                            44,400                54,400
                                                                                         ----------           -----------

    Unsecured Water Facilities Revenue Refinancing Bonds
      5.05%   1998 Series A, due 2028                                                       10,000                     0
      5.125%  1998 Series B, due 2028                                                        8,000                     0
                                                                                         ----------           -----------
                                                                                            18,000                     0
                                                                                         ----------           -----------

    Other
      5.5% Unsecured Promissory Note                                                           139                   161
                                                                                         ----------           -----------
                                                                                            62,539                54,561

    Less Current Portion of Long-Term Debt                                                     (29)                  (29)
                                                                                         ----------           -----------
        Total Long-Term Debt                                                                62,510                54,532
                                                                                         ----------           -----------

          Total Capitalization                                                            $120,959              $111,373
                                                                                         ==========           ===========



* Reflects three-for-two stock split as described in the accompanying Notes to Consolidated Financial Statements.


   The accompanying notes are an integral part of these financial statements.

                 Connecticut Water Service, Inc. and Subsidiary

                        CONSOLIDATED STATEMENTS OF INCOME
             For the Three Months Ended September 30, 1998 and 1997
                        (In thousands, except share data)

                                                                  1998             1997
                                                               (Unaudited)      (Unaudited)
                                                               ------------     ------------
Operating Revenues                                                 $11,392          $10,855
                                                               ------------     ------------

Operating Expenses
  Operation                                                          3,227            3,280
  Maintenance                                                          853              447
  Depreciation                                                         935              866
  Federal Income Taxes                                               1,575            1,400
  Connecticut Corporation Business Taxes                               312              380
  Municipal Taxes                                                      869              801
  Payroll Taxes                                                        106              126
                                                               ------------     ------------
       Total Operating Expenses                                      7,877            7,300
                                                               ------------     ------------

Utility Operating Income                                             3,515            3,555
                                                               ------------     ------------

Other Income (Deductions)
  Interest                                                              35               23
  Allowance for Funds Used During Construction                         108              156
  Gain on Sale of Property                                              46                0
  Non-Water Sales Earnings                                              (2)              56
  Miscellaneous Income (Deductions)                                    (14)             (15)
  Taxes on Other Income                                                (10)             (46)
                                                               ------------     ------------
       Total Other Income (Deductions)                                 163              174
                                                               ------------     ------------

Interest and Debt Expense
  Interest on Long-Term Debt                                           923              865
  Other Interest Charges                                                92              168
  Amortization of Debt Expense                                          53               32
                                                               ------------     ------------
       Total Interest and Debt Expense                               1,068            1,065
                                                               ------------     ------------

Net Income                                                           2,610            2,664
Preferred Stock Dividend Requirement                                    10               10
                                                               ------------     ------------
Net Income Applicable to Common Stockholders                        $2,600           $2,654
                                                               ============     ============

Weighted Average Common Shares Outstanding *                     4,536,000        4,526,000
                                                               ============     ============

Earnings Per Average Common Share *                                  $0.57            $0.59
                                                               ============     ============

Dividends Per Common Share *                                        $0.293           $0.290
                                                               ============     ============


* Reflects three-for-two stock split as described in the accompanying Notes to Consolidated Financial Statements.

   The accompanying notes are an integral part of these financial statements.

                 Connecticut Water Service, Inc. and Subsidiary

                        CONSOLIDATED STATEMENTS OF INCOME
              For the Nine Months Ended September 30, 1998 and 1997
                        (In thousands, except share data)

                                                                1998             1997
                                                             (Unaudited)      (Unaudited)
                                                             ------------     ------------
Operating Revenues                                               $28,860          $29,500
                                                             ------------     ------------

Operating Expenses
  Operation                                                       10,015            9,789
  Maintenance                                                      1,734            1,455
  Depreciation                                                     2,807            2,605
  Federal Income Taxes                                             2,756            2,921
  Connecticut Corporation Business Taxes                             531              704
  Municipal Taxes                                                  2,550            2,424
  Payroll Taxes                                                      403              395
  Connecticut Gross Earnings Tax                                       0              924
  Organizational Charges                                               0              423
                                                             ------------     ------------
       Total Operating Expenses                                   20,796           21,640
                                                             ------------     ------------

Utility Operating Income                                           8,064            7,860
                                                             ------------     ------------

Other Income (Deductions)
  Interest                                                            89               72
  Allowance for Funds Used During Construction                       357              470
  Gain on Sale of Property                                           253              170
  Non-Water Sales Earnings                                            82              139
  Miscellaneous Income (Deductions)                                  (25)             (19)
  Taxes on Other Income                                             (130)            (219)
                                                             ------------     ------------
       Total Other Income (Deductions)                               626              613
                                                             ------------     ------------

Interest and Debt Expense
  Interest on Long-Term Debt                                       2,714            2,595
  Other Interest Charges                                             343              430
  Amortization of Debt Expense                                       154              126
                                                             ------------     ------------
       Total Interest and Debt Expense                             3,211            3,151
                                                             ------------     ------------

Net Income                                                         5,479            5,322
Preferred Stock Dividend Requirement                                  29               29
                                                             ------------     ------------
Net Income Applicable to Common Stockholders                      $5,450           $5,293
                                                             ============     ============

Weighted Average Common Shares Outstanding *                   4,535,000        4,524,000
                                                             ============     ============

Earnings Per Average Common Share *                                $1.20            $1.17
                                                             ============     ============

Dividends Per Common Share *                                      $0.873           $0.863
                                                             ============     ============


* Reflects three-for-two stock split as described in the accompanying Notes to Consolidated Financial Statements.

   The accompanying notes are an integral part of these financial statements.

                 Connecticut Water Service, Inc. and Subsidiary

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                        (In thousands, except share data)


             For the Three Months Ended September 30, 1998 and 1997

                                                                                 1998           1997
                                                                              (Unaudited)    (Unaudited)
                                                                              ------------   -----------
Balance at Beginning of Period                                                    $13,714       $11,986
Net Income                                                                          2,610         2,664
                                                                              ------------   -----------
                                                                                   16,324        14,650
                                                                              ------------   -----------

Dividends Declared: *
     Cumulative Preferred, Class A, $.20 per share                                      3             3
     Cumulative Preferred, Series $.90, $.225 per share                                 7             7
     Common Stock - 1998 $.293 per share; 1997 $.290 per share                      1,328         1,312
                                                                              ------------   -----------
                                                                                    1,338         1,322
                                                                              ------------   -----------

Balance at End of Period                                                          $14,986       $13,328
                                                                              ============   ===========




                         For the Nine Months Ended September 30, 1998 and 1997

Balance at Beginning of Period                                                    $13,490       $11,939
Net Income                                                                          5,479         5,322
                                                                              ------------   -----------
                                                                                   18,969        17,261
                                                                              ------------   -----------

Dividends Declared: *
     Cumulative Preferred, Class A, $.80 per share                                      9             9
     Cumulative Preferred, Series $.90, $.90 per share                                 20            20
     Common Stock - 1998 $.873 per share; 1997 $0.863 per share                     3,954         3,904
                                                                              ------------   -----------
                                                                                    3,983         3,933
                                                                              ------------   -----------

Balance at End of Period                                                          $14,986       $13,328
                                                                              ============   ===========



* Common stock dividend per share amounts have been adjusted to reflect a three-for-two stock split as described in the accompanying Notes to Consolidated Financial Statements.

   The accompanying notes are an integral part of these financial statements.

                 Connecticut Water Service, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997
                                 (In thousands)

                                                                                           1998          1997
                                                                                        (Unaudited)   (Unaudited)
                                                                                        -----------   -----------
Operating Activities:
  Net Income Before Preferred Dividends of Parent                                           $5,479        $5,322
                                                                                        -----------   -----------

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $95 in 1998, $88 in 1997 charged to other accounts)              2,902         2,693
    Change in Assets and Liabilities:
      Increase in Accounts Receivable and Accrued Unbilled Revenues                         (1,726)         (454)
      Decrease (Increase) in Other Current Assets                                             (920)         (926)
      Increase in Other Non-Current Items                                                     (307)         (697)
      Increase (Decrease) in Accounts Payable, Accrued Expenses and
        Other Current Liabilities                                                             (642)          (21)
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net                                                            745           715
                                                                                        -----------   -----------
          Total Adjustments                                                                     52         1,310
                                                                                        -----------   -----------

          Net Cash Provided by (Used for) Operating Activities                               5,531         6,632
                                                                                        -----------   -----------

Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $357 in 1998 and $470 in 1997)                              (4,971)       (7,619)
                                                                                        -----------   -----------

Financing Activities:
  Proceeds from Interim Bank Loans                                                           5,018        10,611
  Repayment of Interim Bank Loans                                                           (8,811)       (5,795)
  Proceeds from Issuance of Common Stock                                                       142           160
  Proceeds from Issuance of Long-Term Debt                                                  18,000           133
  Repayment of Long-Term Debt                                                              (10,022)            0
  Advances, Contributions and Funds From Others for Construction, Net of (Refunds)             906           631
  Costs Incurred to Issue Long-Term Debt, Preferred Stock, and Common Stock                 (1,147)          (22)
  Cash Dividends Paid                                                                       (3,983)       (3,932)
                                                                                        -----------   -----------
          Net Cash Provided by (Used in) Financing Activities                                  103         1,786
                                                                                        -----------   -----------

Net Increase (Decrease) in Cash                                                                663           799
Cash at Beginning of Period                                                                    346            35
                                                                                        -----------   -----------

Cash at End of Period                                                                       $1,009          $834
                                                                                        ===========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                                   $3,198        $3,591
    Income Taxes                                                                            $2,370        $2,875

   The accompanying notes are an integral part of these financial statements.

                   CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

      The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

      On September 15, 1998 the Company effected a three-for-two stock split. The distribution of these shares increased the number of shares outstanding by 1,511,838 shares. All outstanding common shares and per share amounts in this report have been restated to reflect this stock split. Appropriate adjustments to reflect the stock split were made to the Company's Performance Stock Program.

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed on the following page:

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                    3 Months Ended *              12 Months Ended *
                                    ----------------              -----------------
                                  9/30/98     9/30/97     9/30/98      9/30/97    12/31/97
                                  -------     -------     -------      -------    --------

Common Shares Outstanding:

      January 1, 1997                   --          --          --           --   4,518,125

      October 1, 1997 & 1996

         respectively                   --          --   4,526,715    4,517,150          --

      July 1, 1998 & 1997

         respectively            4,535,790   4,525,652          --           --          --

Common Shares Issued:

      To PSP - July 1, 1996             --          --          --           --          --

      To 401-K - September 30,          --          --          --           --          --
      1996

      To 401-K - December 31,           --          --          --          975          --
      1996

      To PSP - February 14, 1997        --          --          --        5,289       5,289

      To 401-K - March 30, 1997         --          --          --        1,015       1,015

      To CSE - June 13, 1997            --          --          --           60          60

      To 401-K - June 30, 1997          --          --          --        1,163       1,163

      To CSE - September 15,            --          61          --           61          61
      1997

      To 401-K - September 30,          --       1,002          --        1,002       1,002
      1997

      To CSE - December 15, 1997        --          --          57           --          57

      To 401-K- - December 31,          --          --         864           --         864
      1997

      To PSP - February 18, 1998        --          --       6,921           --          --

      To CSE - March 15, 1998           --          --         102           --          --

      To 401-K - March 30, 1998         --          --         590           --          --

      To CSE - June 15, 1998            --          --          95           --          --

      To 401-K -June 30, 1998           --          --         446           --          --



      Liquidation of                  (587)         --        (587)          --          --
         fractional shares

      To CSE - September 15,            82          --          82           --          --
      1998

      To 401-K -
         September 30, 1998            528          --         528           --          --
                                 ---------   ---------   ---------    ---------   ---------
Common Shares Outstanding:

      September 30, 1998 & 1997
       respectively              4,535,813   4,526,715   4,535,813    4,526,715
                                 =========   =========   =========    =========

      December 31, 1997                                                           4,527,636
                                                                                  =========

Weighted Average Common Shares Outstanding:

      Days outstanding basis**   4,535,727   4,525,675   4,532,857    4,522,005   4,524,419
                                 =========   =========   =========    =========   =========


* All share amounts reflect a three-for-two split as described in Note 1 above.

** Basic and Fully diluted are the same


DRIP  =     Dividend Reinvestment Plan
PSP   =     Performance Stock Program
401-K =     Company contribution to employees' 401-K savings plan
CSE   =     Common Stock Equivalents

                  CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY



PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CORPORATE RESOURCES

      At September 30, 1998 the Company had $3,982,000 of unused lines of interim bank loan credit available.

RESULTS OF OPERATIONS

      THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED WITH THE RESULTS OF OPERATION FOR THE SAME PERIOD LAST YEAR.

      Net income applicable to common stock for the nine months ended September 30, 1998 increased from that of the nine months ended September 30, 1997 by $157,000, or $.03 per average common share. The increase in net income resulted from a $204,000 increase in utility operating income, a $13,000 increase in other income, partially offset by a $60,000 increase in interest expense.

      Operating revenues decreased $640,000 due to the reduction in revenues associated with the decrease in customers' rates effective July 1, 1997 related to the elimination of the Connecticut Gross Earnings Tax. This decrease in revenue had no impact on net income since it was matched by a reduction in operating expenses due to the elimination of these taxes. The decrease in revenues associated with this rate decrease was partially offset by increased revenues from the Company's .5% rate increase effective October 1, 1997 for increased post-retirement employee benefit costs, increased revenues from the Company's acquisition of the SDC, Bay Mountain and Masons Island water systems in 1997 and 1998, and increased public fire billings and revenues resulting from regular growth in customers.

      Operating expenses decreased $844,000 primarily due to the elimination of the Connecticut Gross Earnings Tax, a one-time organizational charge in 1997 relating to an early retirement program, and decreased income tax expense. The decrease in income tax expense was caused by lower pre-tax income, a book/tax timing adjustment relating to the 1998 refinancing of the Series Q First Mortgage bonds, and a reduction in the state corporation income tax rate. These expense reductions were partially offset by increases in operation, maintenance, depreciation and municipal tax expenses.

THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED WITH THE RESULTS OF OPERATION FOR THE SAME PERIOD LAST YEAR.

      Net income applicable to common stock for the three months ended September 30, 1998 decreased from that of the three months ended September 30, 1997 by $69,000 or $.02 per average common share. The decrease in net income resulted from a $55,000 decrease in utility operating income, a $11,000 decrease in other income, and a $3,000 increase in interest expense.

                  CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


      Operating revenue increased $537,000 due to the dry 1998 July and August summer weather which increased customer water consumption, increased revenues from customers acquired through the Company's acquisition of the SDC, Bay Mountain and Masons Island water systems in 1997 and 1998, increased public fire billings and revenues resulting from regular growth in our customers and the .5% rate increase effective last October related to increased post-retirement employee benefit costs.

      Operating expenses increased $576,000 primarily due to increased maintenance costs, increased depreciation and municipal taxes resulting from the Company's increased investment in utility plant, and increased income tax expense from increased taxable income.


YEAR 2000

      Like many organizations, the Company is currently evaluating and responding to its exposure to the Year 2000 problem. In general terms, the problem arises from the fact that many existing computer systems and other equipment containing date-sensitive embedded technology (including non-information technology equipment and systems) use only two digits to identify a year in the date field, with the assumption that the first two digits of the year are always "19". As a result, such systems may misinterpret dates after December 31, 1999, which may result in miscalculations, other malfunctions or the total failure of such systems. Additional problems arise from the fact that the Year 2000 is a special case leap year. Because the Company is dependent upon the proper functioning of computer systems and other equipment containing date-sensitive embedded technology, a failure of such systems and equipment to be Year 2000 compliant could have a material adverse effect on the Company. If not remedied, potential risks include business interruption or shutdown, financial loss, regulatory actions and legal liability.

      The Company has established a team of senior managers to address the Year 2000 problem. This team is currently evaluating the Company's exposure to the year 2000 problem and is preparing a plan for managing the risks and costs associated therewith. It is anticipated that this plan will be completed during the fourth quarter of this year. The Connecticut Department of Public Utility Control has informed the Company that it will review the readiness of nine utilities, of which the Company is one.

      The Company's general process of addressing the Year 2000 problem can be broken down into the following steps: (a) inventorying systems, equipment and other items (including those of third parties) that potentially present a Year 2000 problem, (b) assigning priorities to identified items, (c) assessing the Year 2000 compliance of the items determined to be material to the Company through internal testing and outside certification, (d) repairing, replacing or preparing for the failure of material items that are determined to be non-compliant, (e) testing repaired or replaced items, and (f) designing and implementing contingency plans.

                  CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


      Since 1996, the Company has been implementing a new Management Information System (MIS) encompassing operational and administrative applications. In addition to enhanced customer service technology and increased administrative and operational efficiencies, the new system is designed to be Year 2000 compliant. The integration of the new system is 95% complete and is expected to be completed during the first quarter of 1999. The costs of implementing the new system will total approximately $2 million, which the company is capitalizing. The hardware and software vendors for the MIS have certified its components as being Year 2000 compliant. In addition, the Company has completed preliminary Year 2000 testing on the MIS and found it to be compliant. The Company intends to perform additional Year 2000 testing once the system is completed. Such testing is expected to be completed during the second quarter of 1999.

      The Company also is evaluating the Year 2000 compliance of systems and equipment which are not linked to the MIS and is currently in the process of identifying the items that could be impacted by the Year 2000 problem. The Company expects that this inventory of items which may not be Year 2000 compliant will be completed in the fourth quarter of 1998. Once the Company determines that an item may present a Year 2000 problem, the Company contacts the supplier to obtain adequate assurance that it is Year 2000 compliant or determine and address any noncompliance. In addition, wherever practical, the Company independently tests the item for compliance. The Company has obtained supplier compliance certification for approximately 15% of the items that it has inventoried as potentially non-compliant and has completed testing of approximately 15% of such items. The Company estimates that this assessment process will be completed in the first quarter of 1999, and anticipates deploying and testing all repairs and replacements of non-compliant systems and equipment by June, 1999.

      In addition to its own systems and equipment, the Company depends upon the proper function of computer systems and other date-sensitive equipment of outside parties. These parties include other water companies, banks, telecommunications service providers and electric and other utilities. The Company has initiated communications with such parties to determine the extent to which they are vulnerable to the Year 2000 issue and, in certain circumstances, to coordinate joint testing. The Company has not yet received sufficient information about their remediation plans to predict the outcome of their efforts. If the third parties with which the Company interacts have Year 2000 problems that are not remedied, resulting problems could include, the loss of telecommunications and electrical service, the receipt of inaccurate financial and billing-related information, and the disruption of capital flows potentially resulting in liquidity stress.

      Due to the uncertainties presented by such third party Year 2000 problems, and the possibility that, despite its efforts, the Company is unsuccessful in preparing its internal systems and equipment for the Year 2000, the Company is developing contingency plans for dealing with the most reasonably likely worst case scenario. Such plans include manual back-ups for crucial automated systems, the use of electrical generators capable of sustaining operations through a power failure, and enhanced transition-period staffing to compensate for automation and communication failures. The Company's assessment of its most reasonably likely worst case scenario and the exact nature and scope of its contingency plans will be effected by the Company's continued Year 2000 assessment and testing. The Company expects to complete such assessment and contingency plans during the first quarter of 1999 and to have all contingency systems in place and fully tested by the fourth quarter of 1999. As the Company already has extensive disaster-contingency systems in place, it does not believe that the cost of preparing or effecting Year 2000 contingency plans will be material.

                  CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


      The Company does not believe that the costs of addressing the Year 2000 problem, excluding the costs of the MIS, will be material to the Company's financial condition. It has not budgeted separately for such costs for 1998. The Company anticipates spending approximately $300,000 for effecting its Year 2000 program in 1999. The Company has funded, and expects to continue to fund, the costs of its Year 2000 efforts through operating cash flow.

      The costs of the Company's year 2000 program and the timetable for completing its Year 2000 preparations are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from those currently anticipated. In addition, there can be no assurance that the Company's Year 2000 program will be effective or that its contingency plans will be sufficient. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer software codes and embedded technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.

FORWARD LOOKING INFORMATION

      This report, including management's discussion and analysis, contains certain forward looking statements regarding the Company's results of operations and financial position. These forward looking statements are based on current information and expectations, and are subject to risks and uncertainties which could cause the Company's actual results to differ materially from expected results.

PART II, ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NUMBER                               DESCRIPTION

 3.1 The Certificate of Amendment of Certificate of Incorporation with Respect to Series A Junior Participating Preference Stock of the Company. (Incorporated herein by reference, Exhibit 3 to the current report on Form 8-K filed by the Company on September 25, 1998)

 3.2 The Company's Amended and Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

                  CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY




RIDER 14A

27    Financial Data Schedule

(b)   Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the quarter ended September 30, 1998, both of which related to the Company's newly adopted Shareholders Rights Plan:

            Current report on Form 8-K dated August 13, 1998, filed on August 18, 1998, reporting item 5 (Other Information) and Item 7 (Financial Statements and Exhibits)

            Current report on Form 8-K dated August 12, 1998, filed on August 13, 1998, reporting Item 5 (Other Information) and Item 7 (Financial Statements and Exhibits)

                                     SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Connecticut Water Service, Inc.
                                                (Registrant)



Date: November 12, 1998             By    /s/ David C. Benoit
                                          David C. Benoit
                                          Vice President - Finance




Date: November 12, 1998             By:   /s/ Peter J. Bancroft
                                          Peter J. Bancroft
                                          Controller and Assistant
                                          Treasurer