Form 10-K
period 1998-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 1999-03-24
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


(X) Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1998 or

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

                                  COMMON STOCK
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of the registrant's voting Common Stock, computed on the price of such stock at the close of business on March 1, 1999 is $113,894,000.

                                    4,533,103

     Number of shares of Common Stock outstanding, March 1, 1999 (excluding 12,838 common stock equivalent shares)



                       DOCUMENTS INCORPORATED BY REFERENCE

                                           Part of Form 10-K Into Which
         Document                            Document is Incorporated
         --------                            ------------------------

Definitive Proxy Statement, dated                  Part III
March 17, 1999, for Annual Meeting of
Shareholders to be held on
April 23, 1999.

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

          The Company was organized in 1956 under the General Statutes of Connecticut as Suburban Water Service, Inc. and has been engaged in the business of acquiring and operating water companies through controlling stock ownership. In addition to operating its core business, CWS offers related services on a contract basis to other water utilities, communities, and businesses. These services range from one-time contracts for a particular service to long-term assignments for system operations and management. CWC is also engaged in a program of selling off its limited excess real estate holdings. In 1975, the Company changed its name to Connecticut Water Service, Inc. after acquiring all of the outstanding Common Stock of CWC. CWC's First Mortgage Bonds are held primarily by institutional investors. The Company is a non-operating company whose income through December 31, 1998 was derived from the earnings on the Common Stock of CWC.

         Commencing January 1, 1999 the Company established a new Subsidiary, Connecticut Water Utility Services, Inc. (CWUS) to handle unregulated business activities previously transacted by CWC, its regulated subsidiary. In 1998 and prior the pre-tax income associated with the activities to be carried on by CWUS were included in "Non- Water Sales Earnings" in the Other Income (Deductions) section of the Consolidated Statements of Income. It also transferred the ownership of CWC's unconsolidated subsidiary, Chester Realty, Inc. directly to the Company. In 1999 the Company's consolidated financial statements will encompass the Company's two new subsidiaries, (CWUS and Chester Realty) in addition to CWC.

         Late in 1998 the Company reached agreements to acquire two smaller water companies in Eastern Connecticut through an exchange of the Company's common stock for the capital stock of the acquired companies. These two companies are Gallup Water Service, Inc. headquartered in Plainfield, and Crystal Water Utilities Corporation, headquartered in Danielson. Gallup and Crystal have over 1,100 and 3,300 customers and annual revenues of approximately $575,000 and $1,800,000, respectively. These two mergers are subject to approval by the Connecticut Department of Public Utility Control and in the case of Crystal, by the stockholders of Crystal. Assuming timely receipt of those approvals, the mergers are expected to be finalized in 1999. Both of these mergers are expected to qualify as tax exempt stock exchanges and are expected to be accorded "pooling of interests" accounting treatment. The Company expects to initially operate each of these two companies as separate subsidiaries of Connecticut Water Service, Inc., each with its own separate rate structure.

         The profitability of the operations of the water utility industry generally and of CWC (and hence the Company) is largely dependent on the timeliness and adequacy of the rates allowed by utility regulatory commissions. In addition, profitability is dependent on numerous factors over which CWC has little or no control, such as the quantity of rainfall and temperature in a given period of time, industrial demand, prevailing rates of interest for short and long-term borrowings, energy rates, and compliance with environmental and water quality regulations. In addition, inflation and other factors beyond the Company's or CWC's control impact the cost of construction, materials and employee costs. See "Business - Financing", "Business - Rates", and "Business
- Regulation".

         b.       GENERAL DESCRIPTION OF BUSINESS

         The Company, a Connecticut corporation, owns all of the outstanding Common Stock of CWC, CWUS and Chester Realty, Inc. Substantially all of the Company's revenues and operating income are attributable to the sale and distribution of water by the operating regions of CWC and to CWC's related operations. In 1998 $.09 a share or approximately 6% of the Company's total net income came from real estate sales and non-water sales earnings. See "Business
- Consolidated Operating Statistics".

         CWC is specially chartered by the General Assembly of the State of Connecticut as a public service company, and the rates and operations of CWC are regulated by the Connecticut Department of Public Utility Control (DPUC). See "Business - Rates" and "Business - Regulation".

         The Company's subsidiary, Chester Realty, was organized in 1969 to assist in the acquisition of real estate. The assets and operations of this subsidiary are not significant. In 1999 the ownership of this Subsidiary was transferred directly from CWC to CWS.

          CWC supplies water and, in most instances, provides fire protection through three separate operating regions in all or portions of 35 towns in Connecticut. The service areas have an estimated total population of approximately 223,000 based on DPUC population estimates of 3.5 people per average household. During the twelve months ended December 31, 1998, approximately 64% of the Company's consolidated operating revenues were received from residential customers, 12% from commercial customers, 4% from industrial customers, 3% from public authority customers, and 17% from public fire protection and other customers.

          Each of the operating regions serves a separate franchise area. Rates are the same for all regions. The systems of the three operating regions are not physically interconnected.

         The following table sets forth the percentage of the Company's utility plant in service at each of CWC's operating regions as of December 31, 1998:

                                                     Utility Plant

        Regions                                 Dollars          Percent
        -------                                 -------          -------
       Northern                               $98,854,000          45%

       Shoreline                               68,220,000          31%

       Naugatuck                               52,772,000          24%
                                              -----------         ----
                                             $219,846,000*        100%
                                             ============         ====

* Does not include $609,000 of plant held for future use.

          At December 31, 1998, 63,780 customers were served by CWC. At that date, all customers were metered except fire protection customers, 380 customers of the Sound View Water System, acquired in 1995; and 374 customers of the Point O'Woods Water System, acquired in 1997. The Company requires all applicants for new service, other than customers at certain seasonal systems and fire protection customers, to be metered.

         The Company's principal office is located at 93 West Main Street, Clinton, Connecticut 06413, and its telephone number is 860-669-8636.

         The business of CWC is subject to seasonal fluctuations and weather variations. The demand for water during the warmer months is generally greater than during the cooler months due primarily to additional requirements for water in connection with cooling systems, and various outdoor uses such as private and public swimming pools and lawn sprinklers. From year to year and season to season particularly during the warmer months, demand will vary with rainfall and temperature levels.

         WATER SUPPLY

          The estimated minimum dependable yields of sources of water supply for each of the operating regions' transmission and distribution systems, as set forth under "Business - CWC Production Facilities as of December 31, 1998" are in excess of present average daily consumption. Except for requests for voluntary conservation in the summers of 1988 and, in the Shoreline Region only, 1995, no restrictions on water use have been required in over 25 years.

         Water is secured from both surface and subsurface supplies and supplied through interconnections with other water systems. In 1998, surface sources provided approximately 49% of the supply, well supplies provided approximately 50%, and interconnections with other systems supplied 1%. Studies are made periodically to determine the supply and distribution needs of the regions. A major study, covering a fifty year planning period required of all water companies supplying 1,000 or more persons, was completed in 1987 and submitted to the Connecticut Department of Public Health (DPH) for approval. An updated plan must be prepared every five years or as requested by the DPH. Updated plans for each of CWC's water systems have been prepared and approved by the DPH. CWC continues to explore and develop additional ground water supplies and study further development of surface water sources to meet anticipated future water requirements.

         See "Business - Construction Program", "Business - Rates" and "Business
- Regulation".

         OPERATING REGIONS

                                    NORTHERN

         The Northern Region is composed of eight separate systems, not interconnected, as listed below:

                                                                       Number of
                                                                       Customers
     System                    Towns (or Portions Thereof) Served     at 12/31/98
     ------                    ----------------------------------     -----------
Western (including            Suffield, Windsor Locks, East
the former Tolland            Granby, Enfield, East Windsor, South
Aquaduct System)              Windsor, Vernon, Ellington, Tolland        29,282
Somers                        Somers                                        418
Crescent Lake                 Enfield                                       160
Stafford Springs              Stafford                                    1,012
Lakewood/Lakeview             Coventry                                      181
Nathan Hale                   Coventry                                       38
Llynwood                      Bolton, Vernon                                 75
Reservoir Heights             Vernon                                         22
                                                                         ------
                                                                         31,188
                                                                         ======

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

         The Western System has three emergency standby inter-connections with the water system of the Metropolitan District Commission (MDC) (a public water and sewer authority presently serving the City of Hartford and portions of surrounding towns), one in South Windsor and two in Windsor Locks. The Western System also has an emergency interconnection with the water system of the Hazardville Water Company in Enfield. During 1995 an interconnection was completed between the Somers System and the water system of the Hazardville Water Company in Somers to provide water to the Hazardville Water Company.

         See "Business - Franchises" with respect to proposals that the MDC expand its operations into the Northern Region and that MDC take over CWC's operations in South Windsor.

Page 8
                                    SHORELINE

         The Shoreline Region is composed of eight separate systems, not interconnected, as listed below:

                                                                Number of
                                                                Customers
    System                Towns (or Portions Thereof) Served    at 12/31/98
    ------                ----------------------------------    -----------
Guilford                 Guilford, Old Saybrook, Westbrook,
                         Clinton, Madison                          15,828
Chester                  Chester, Deep River, Essex                 2,326
Chester Village West     Chester                                       11
Sound View               Old Lyme                                     380
Point O'Woods            Old Lyme                                     374
Bay Mountain             Griswold                                     105
SDC                      Voluntown                                     54
Mason's Island           Stonington                                   176
                                                                   ------
                                                                   19,254
                                                                   ======

         The territory served is primarily residential with some commercial and industry. In 1998 CWC purchased the Mason's Island system and in 1997 purchased the Point O'Woods, Bay Mountain, and SDC water systems, all in southeastern Connecticut. These systems increased the region's water customer base by nearly 4%.


                                    NAUGATUCK

     The Naugatuck Region is composed of four separate systems, not interconnected, as listed below:

                                                       Number of
                                                       Customers
System          Towns (or Portions Thereof) Served     at 12/31/98
------          ----------------------------------     -----------
Central        Naugatuck, City of Waterbury, Beacon
               Falls, Bethany, Prospect                      8,835
Terryville     Plymouth, Thomaston                           1,992
Thomaston      Thomaston                                     1,222
Collinsville   Canton, Avon, Burlington                      1,289
                                                            ------
                                                            13,338
                                                            ======

         The territory served is residential and industrial including a municipality which represented approximately 7.2% of the region's 1998 revenues.

         Water for the Collinsville System is supplied under an agreement with the MDC from treatment facilities drawing from a large surface water reservoir owned by the MDC. See "Item 2. Properties" for a description of this agreement.

                        Consolidated Operating Statistics

                                                        Year Ended December 31,

                                              1998     1997      1996       1995      1994
                                              ----     ----      ----       ----      ----
Customers (Average)
  Residential Metered                        56,839    55,799    55,404    54,727    54,464
  Commercial Metered                          3,953     3,977     3,953     3,906     3,827
  Industrial Metered                            329       359       365       368       364
  Public Authorities Metered                    423       474       472       470       467
  Fire Protection and Other                   1,855     1,806     1,403     1,373       960
                                            -------   -------   -------   -------   -------
        Total                                63,399    62,415    61,597    60,844    60,082
                                            =======   =======   =======   =======   =======

Production (Millions of Gallons)
  Residential Metered Sales                   4,006     3,974     3,862     3,988     3,874
  Commercial Metered Sales                      901       917       904       934       908
  Industrial Metered Sales                      402       451       441       446       460
  Public Authorities Metered Sales              227       228       220       227       179
                                            -------   -------   -------   -------   -------
      Total Metered Consumption               5,536     5,570     5,427     5,595     5,421
  Fire Protection, Company Use
    and Unaccounted For                         691       717       612       777       808
                                            -------   -------   -------   -------   -------
        Total                                 6,237     6,287     6,039     6,372     6,229
                                            =======   =======   =======   =======   =======

Operating Revenues (Thousands of Dollars)
  Residential Metered                       $24,170   $24,476   $24,485   $25,147   $24,448
  Commercial Metered                          4,556     4,633     4,716     4,852     4,696
  Industrial Metered                          1,640     1,850     1,861     1,868     1,922
  Public Authorities Metered                  1,065     1,057     1,050     1,090       893
  Fire Protection and Other Non-Metered .     6,493     6,485     6,480     6,393     6,130
                                            -------   -------   -------   -------   -------
        Total                               $37,924   $38,501   $38,592   $39,350   $38,089
                                            =======   =======   =======   =======   =======

Average Revenue per 1,000 Gallons
  Residential Metered                       $  6.03   $  6.16   $  6.34   $  6.31   $  6.32
  Commercial Metered                        $  5.06   $  5.05   $  5.22   $  5.19   $  5.17
  Industrial Metered                        $  4.08   $  4.10   $  4.22   $  4.19   $  4.18
  Public Authorities Metered                $  4.49   $  4.64   $  4.77   $  4.80   $  4.99

Miles of Distribution Mains
  (End of Period)                             1,010     1,000       980       970       955

         CONSTRUCTION PROGRAM

         The projected capital expenditures of CWC are established annually by management and are reviewed and revised from time to time to the extent necessary to meet changing conditions, including adequacy of rate relief, customer demand, revised construction schedules, water quality requirements, pollution control requirements and inflation.

         The Company currently estimates that the construction program for 1999-2001, excluding plant financed by customer advances and contributions in aid of construction, will aggregate approximately $20,000,000. Routine improvements to water systems and equipment are approximately $13,500,000, while the remaining $6,500,000 is comprised of individual larger projects addressing the replacement and expansion of infrastructure, water treatment facilities, and increased storage capacity. No significant capital expenditures are anticipated to be required by CWUS or Chester Realty during this period.

         The $20,000,000 construction expenditures for 1999 through 2001 include approximately $3,600,000 for all known costs of studies and construction of facilities to comply with existing SDWA and OSHA regulations. Construction expenditures which may be required in the future to comply with Federal and State regulations, which have not yet been issued but which are required under the SDWA, are excluded. The projected capital expenditures also include $1,300,000 expected to be spent in 1999 to modify/replace equipment as part of the Company's Year 2000 compliance program.


         FINANCING

         The Company and CWC expect to finance a significant portion of the anticipated $20,000,000 construction expenditures through 2001 with net funds generated from operations (net cash provided by operating activities less dividends paid). Net funds generated from operations were $6,370,000, $8,789,000, and $5,436,000, for the years 1998, 1997 and 1996, respectively (see
Consolidated Statements of Cash Flows for additional information). Construction and other expenditures in excess of net funds generated from operations are expected to be financed through short-term interim bank loans which may be refinanced through the sale of Preferred Stock and/or long or medium-term unsecured debt by CWC and/or the Company, and/or the sale of First Mortgage Bonds by CWC and of Common Stock by the Company when financial market conditions are considered favorable by management. CWC expects to receive the proceeds of any such financings by the Company in the form of advances or capital contributions.

         The Company and CWC currently have lines of credit aggregating $9,000,000, consisting of conventional lines of credit with four banks, which management considers adequate at this time. As of December 31, 1998, the Company had approximately $1,895,000 of borrowings outstanding under these lines of credit.

         During the period 1979 through 1988 approximately $43,000,000 of tax-exempt long-term debt was issued by CWC to finance construction expenditures. In 1998 CWC refinanced its $10,000,000 1991 Series Q First Mortgage Bonds with new tax exempt financing. In conjunction with this refinancing, CWC issued $8,000,000 additional tax exempt financing to replace $8,000,000 of its outstanding short-term debt. Although CWC received an $8,000,000 tax exempt financing allocation from Connecticut in 1998, due to the Federal tax laws, the amount of new tax-exempt debt which may be issued by, or under the authority of, the State of Connecticut is limited. Although CWC has been able to refund all of its approximately $42,000,000 of existing tax-exempt borrowings with tax-exempt refunding borrowings since 1990, it is uncertain whether future tax-exempt allocations from the State will be available to CWC or the Company. The unavailability of tax-exempt financings will require the Company and/or CWC to issue traditional taxable debt securities and will increase the cost of long-term debt financing.

         The Company has no legal restrictions on the issuance of its debt. The ability of CWC to issue additional long or medium-term secured debt to finance future construction expenditures depends in part on meeting the applicable provisions of CWC's First Mortgage Indenture with respect to the coverage of earnings over interest requirements. These provisions require, for the issuance of additional First Mortgage Bonds, minimum earnings coverage before income taxes of two times pro forma annual interest charges on such mortgage debt. The interest coverage under this formula at year end has been: 1998 - 5.16 times interest charges, 1997 - 4.24 times, 1996 - 4.28 times, 1995 - 4.29 times, and 1994 - 4.12 times.

         CWC's coverage of interest charges on all long-term debt at year end has been: 1998 - 3.87 times interest charges, 1997 - 4.23 times, 1996 - 4.28 times, 1995 - 4.29 times, and 1994 - 4.12 times.

                     CWC's Times Coverage of Annual Interest
                            On Long-Term Indebtedness

                                                                            Year Ended December 31,

                                                       1998             1997             1996             1995             1994
                                                      ------           ------           ------           ------            ----
                                                                            (Thousands of Dollars)

Utility Operating Income (a)                         $10,480          $10,350          $10,161          $10,053           $9,690
Federal and State Income Tax                           3,980            4,486            4,812            4,950            4,756
State Income Tax -
Capitalization           (b)                           (174)            (175)            (157)            (150)            (150)
                                                     -------         -------          -------          -------           ------

Net Operating Earnings                               $14,286          $14,661          $14,816          $14,853          $14,296
                                                     =======          =======          =======          =======          =======
Annual Interest on First
Mortgage Bonds           (c)                         $ 2,766          $ 3,456          $ 3,458          $ 3,460          $ 3,468
                                                     =======          =======          =======          =======          =======
Times Interest Coverage  (d)                            5.16             4.24             4.28             4.29             4.12
                                                        ====             ====             ====             ====             ====
Annual Interest on Unsecured
Bonds & Promissory Notes (c)                             921             9                --               --               --
                                                     -------          -------          -------          -------          -----

Annual Interest on Long-Term
Debt                                                 $ 3,686          $ 3,465          $ 3,458          $ 3,460          $ 3,468
                                                     =======          =======          =======          =======          =======
Times Interest Coverage  (e)                            3.87             4.23             4.28             4.29             4.12
                                                        ====             ====             ====             ====             ====



(a) Connecticut Water Service, Inc.'s utility operating income for the years 1998 to 1994 is $ 10,304, $10,334, $10,128, $10,022, and $9,655,
     respectively.

(b)  Amount of minimum State income tax based on the capitalization method.

(c)  Includes interest on current portion payable.

(d) Net Operating Earnings (divided by) Annual Interest on First Mortgage Bonds per provisions of CWC's First Mortgage Indenture.

(e) Net Operating Earnings (divided by) Annual Interest on Long-Term Debt per provisions of CWC's First Mortgage Indenture.

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

         - During 1998, CWC issued $10,000,000, 5.05%, 1998 Series A Unsecured Tax-Exempt Water Facilities Revenue Refinancing Bonds maturing in the year 2028, the proceeds of which refunded CWC's 6.9% Series Q First Mortgage Bonds. In conjunction with this refinancing CWC also issued $8,000,000 of 5.125%, 1998 Series B Unsecured Tax- Exempt Water Facilities Revenue Refinancing Bonds maturing in the year 2028, the proceeds of which refinanced $8,000,000 of interim bank loans.

          - Because there is no CWC Preferred Stock outstanding at this time, CWC has no effective restriction with respect to the issuance of additional shares of its Preferred Stock.

                   CWC's Times Coverage of Annual Interest and
                        Annual Preferred Stock Dividends
                in Accordance with Articles of General Preference

                                                                            Year Ended December 31,

                                                          1998           1997           1996            1995           1994
                                                          ----           ----           ----            ----           ----

                                                                                (Thousands of Dollars)

Utility Operating Income                                $10,480         $10,350        $10,161         $10,053         $9,690
Other Income             (a)                                526             212            161             243            155
                                                         ------          ------         ------         -------        -------
  Gross Earnings Available for
  Coverage                                              $11,006         $10,562        $10,322         $10,296         $9,845
                                                        =======         =======        =======         =======         ======
Annual Interest on Funded
Debt                     (b)                             $3,687          $3,465         $3,458         $ 3,460         $3,468
Annual Dividend on Preferred
Stock                    (c)                                 --              --             --              --              2
                                                         ------          ------         ------         -------          -----
    Total Charges                                        $3,687          $3,465         $3,458         $ 3,460        $ 3,470
                                                         ======          ======         ======         =======        =======
Times Interest Coverage                                    2.99            3.05           2.98            2.97           2.83
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


         In September 1998 the Company effected a three-for-two stock split. All outstanding common stock and per share amounts in this report have been restated to reflect this stock split.

         The Company's issuances of Common Stock over the past five years are detailed below. The $5,742,000 net proceeds from these sales were invested in CWC in the form of capital contributions.

  - The Company issued 3,702 shares of Common Stock during 1994, 3,033 shares during 1995, 5,258 shares during 1996, 3,985 shares during 1997, and 1,955 shares during 1998, pursuant to the Company's Employee Savings 401-K Match Plan.

  - The Company issued 6,092 shares of Common Stock and/or Common Stock equivalents during 1994, 9,554 shares during 1995, 7,360 shares during 1996, 5,526 shares during 1997, and 7,281 shares during 1998, pursuant to the Company's Performance Stock Program.

  - The Company issued 50,705 shares of Common Stock during 1994, 111,580 during 1995, 131,711 during 1996, and 0 shares during 1997, and 0 shares during 1998 pursuant to its Dividend Reinvestment and Common Stock Purchase Plan (DRIP).

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

         CWC's last general rate increase was requested in 1990, became effective March 25, 1991, and was based upon an allowed rate of return of 12.7% on Common Stock equity and 10.74% on rate base. During 1997 CWC had this decision reopened for the limited purpose of flowing through to customers cost savings related to a reduction in CWC's state taxes and to allow the CWC to collect FAS 106 (Postretirement Benefits other than Pension) costs in rates. Overall CWC's rates were reduced approximately 4 1/2% in 1997 due to these limited reopened rate proceedings. CWC presently expects that it will not file for a general rate increase in 1999.

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

         See also "Franchises and Competition" below for a discussion of Connecticut legislation dealing with the competitiveness of water rates.

         FRANCHISES AND COMPETITION

         The Metropolitan District Commission (MDC) is a legislatively authorized quasi-government agency providing primarily water and sewer service in and around the City of Hartford and adjacent to towns in CWC's Northern Region. MDC's water rates are substantially lower than those of CWC, primarily because MDC is a tax-exempt entity, generally serving a denser population with older facilities. Legislation was proposed in the Connecticut General Assembly in 1987 which was intended to have the effect of permitting MDC to purchase the water company operations of CWC in South Windsor, a town which is presently served by both MDC and CWC. The Company opposed this legislation vigorously. The Connecticut General Assembly established a Task Force to report on various issues relating to towns served by both a privately-owned water company and a publicly-owned water company. The Task Force voted not to recommend legislation which would authorize such towns to hold referenda on consolidation and empower towns to force an investor-owned water company to sell its water system within that town to a governmentally-owned entity. It is not clear at this time whether such a proposal or similar legislation may be re-introduced and adopted by the Connecticut General Assembly. Further, even if such legislation were adopted, the amount of the compensation to be received by CWC for its assets in South Windsor, or the disposition of any such compensation, cannot be determined at this time. It is also possible that any legislation in this area could be written in a manner which would permit a similar acquisition of CWC's water operations in towns other than South Windsor. The Company has opposed, and will continue to oppose vigorously, any such proposed legislation.

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

         Legislation that would have had the effect of enabling the DPUC to order a transfer to MDC of CWC's service territory in South Windsor was introduced in the 1996 General Assembly but did not pass. Legislation has been proposed in the 1999 General Assembly that would allow the MDC to expand its service area into CWC's service area in South Windsor. The Company has opposed, and will continue to vigorously oppose any extension of MDC water operations within its service areas and any effort to permit the takeover by any municipal or other authority of any significant portion of CWC's service areas.

         It is not possible at this time to assess the likelihood of any legislation being enacted to implement these or similar recommendations or the impact of any such legislation on CWC and the Company, but such impact could be substantial. There can be no assurance that the Connecticut General Assembly will not take action to authorize such a takeover. As of December 31, 1997, CWC's Northern Region, which includes customers in the towns mentioned above, represented approximately 50% of the Company's consolidated utility plant.

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

                  DEPARTMENT OF ENVIRONMENTAL PROTECTION (DEP)

         While the construction of dams, reservoirs and other facilities necessary to the impounding, storage and withdrawal of water in connection with public water supplies is a permitted use under the Connecticut Inland Wetlands and Water Courses Act, CWC is required, pursuant to other statutory provisions, to obtain permits from the Connecticut Commissioner of Environmental Protection (Commissioner) for the location, construction or alteration of any dam or reservoir and to secure the approval of the Commissioner for the diversion and use of water from any river or underground source for public use. Various criteria must be satisfied under the respective statutes and regulations of the Connecticut Department of Environmental Protection (DEP) in order to obtain such permits or approvals and the Commissioner has the power to impose such conditions as he deems reasonably necessary in connection with such permits or approvals in order to assure compliance with such statutes. CWC has obtained, or applied for, and complied with the terms of, all such requisite permits or approvals.

         Legislation was adopted in 1982 conferring upon the DEP authority to require a permit for any new diversion of water, including both surface and ground water, within the State of Connecticut. Any water diversion which might be effected by CWC in the future would require compliance by CWC with a lengthy permit application process and approval by the Commissioner. CWC has several potential well sites which are subject to this legislation and the DEP regulations thereunder. Such legislation requires the registration with the

Commissioner of all diversions of water maintained prior to July 1, 1982. All of CWC diversions have been registered. Although the legislation provides that registered diversions are not subject to the permit requirement, DEP regulations adopted in March, 1990 are being used by DEP, on a case by case basis, to require compliance with the permit application process before some registered diversions can be used as a source of water supply, and have been interpreted by DEP to require diversion permits in situations which the Company believes were not intended by the legislation. It is not possible at this time to fully assess the impact of DEP's application of this legislation and the DEP regulations on CWC and its operations, but such impact may be significant and adverse, particularly on sources held for future use or acquired sources which may not have been properly registered.

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

         In 1984, all CWC's dams were registered with DEP as required under Public Act 83-38. DEP is required to investigate and periodically inspect most registered dams to ensure they are safely maintained. CWC was also subject to the requirements of the National Dam Inspection Act which required the United States Army Corps of Engineers to inspect certain dams. These inspections were completed in 1981 and the Army Corps' participation ended. Six of said dams were inspected under the federal program, and, although certain modifications and further studies were required, no material problems with respect to these dams have been reported. While the Company recognizes that a certain degree of risk is attached to CWC's ownership of dams in connection with its water collection system, the Company believes that all of CWC's dams are well maintained and are structurally stable. CWC has completed any necessary modifications to all but one of the six dams. CWC believes that the future cost of such compliance at that dam will be less than $2,000,000. These costs are included in CWC's projected capital expenditures (see "Construction Program".)

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

         In 1985 the Connecticut General Assembly enacted comprehensive legislation (the so-called Connecticut Plan) designed to maximize the efficient and effective development of the state's public water supply systems. This legislation authorized DPH to administer procedures designed to coordinate the comprehensive planning of public water systems. The legislation mandates the establishment of public water supply management areas, with each such area having a water utility coordinating committee comprised of representatives of the various public water systems and regional planning agencies in the area. Each such committee is required to establish exclusive service areas for each public water system in the area, after taking into consideration a number of factors including existing water service areas, land use plans, etc., optimum utilization of existing water supplies and existing franchise rights of water companies. DPH is authorized to resolve any disagreements among members of the respective committees. This legislation is intended not only to promote cooperation among various water suppliers in each management area, but also to provide (through DPH's role) for the centralized planning of water supply. In implementing this legislation, DPH has created seven water supply management areas and is in the process of implementing the creation of the appropriate water utility coordinating committees. The operations of CWC, which cover many areas of the state, fall within five of the seven management areas. CWC is actively involved with the planning process in three of these management areas at this time. The remaining two areas of CWC's interest are expected to begin the planning process within the next several years. It is not possible at this time to predict the impact on the Company of the above described legislation, regulations and procedures, but the Company was an active participant in moving for the adoption of this scheme, and is presently hopeful that such centralized and cooperative planning will have a beneficial impact on its future water supply and water supply operations.

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

         The first regulations to be promulgated under the 1996 SDWA are the Stage I Disinfectant and Disinfection Byproducts (D/DBP) and Interim Enhanced Surface Water Treatment Rules. Both of these regulations were promulgated in December 1998. The Stage II D/DBP rule is scheduled to be promulgated in 2002 while the Long Term Enhanced Surface Water Treatment Rule (LTESWTR) will be promulgated in 2000. The Filter Backwash Recycle Rule is scheduled to be promulgated with the LTESWTR.

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

         Through December 31, 1998, the Company has expended approximately $47,925,000 in constructing facilities and conducting aquifer mapping necessary to comply with the requirements of the SDWA. CWC believes that it is in substantial compliance with regulations promulgated by the EPA and DPH, as currently applied. Connecticut's aquifer protection legislation not only requires aquifer mapping, but also requires DEP, in consultation with DPH and DPUC, to prepare guidelines for acquisition by water companies of lands surrounding public water supply wellfields. The extent to which those guidelines, not yet prepared, might lead to regulations requiring the Company to purchase additional land around its wellfields is not known at this time. The Company anticipates spending an additional $1,500,000 on required aquifer mapping. Although the Company cannot predict either the substance of the regulations required by the 1996 SDWA amendments which have not yet been promulgated or their impact on CWC, the primary impact on CWC is expected to be in the area of increased monitoring and reporting although it is possible that such regulations may require modifications to existing filtration facilities. Construction of new facilities may be required for certain groundwater sources. It is possible that costs of compliance by CWC could be substantial.


                             DISPOSITION OF PROPERTY

         Although CWC has established a program of selling various, relatively small, discrete parcels of land over the next several years, the total of which is less than 350 acres, CWC has no other significant amounts of excess land which it presently expects to sell or otherwise dispose of.

         Connecticut law presently imposes the following restrictions upon the disposition of property owned by water companies: (a) no property greater than three acres or any portion of a large parcel or having a value of greater than $50,000 may be sold or otherwise transferred without the prior approval of the DPUC; (b) the sale, transfer and change in the use of watershed land (lands draining into a public water supply) and certain non-watershed lands which are contiguous to reservoirs and their tributaries are subject to regulation by the DPH; (c) when a water company intends to transfer or dispose of an interest in any present, potential or abandoned water supply source, other water companies which might reasonably be expected to utilize the source are given the opportunity through the DPH to seek to acquire such source; (d) subject to such acquisition opportunities by other water companies as to water supply sources, when a water company intends to transfer or dispose of an interest in three or more contiguous acres of its unimproved real property, the municipality in which such property is located, the State of Connecticut and private, nonprofit land-holding organizations have prior options to acquire such interest in the context of priorities based on intended use, with open space use being favored;(e) the proceeds from the sale of water company land must generally be reinvested in utility improvements or land necessary to protect water supply sources; and (f) land may be sold only if consistent with the utility's water supply plan. Legislation enacted in 1988 provides that the DPUC use an accounting treatment which equitably allocates between the utility's ratepayers and its stockholders the economic benefits of the net proceeds from the sales of land which has ever been in the utility's rate base. CWC and Chester Realty have sold property for capital gains before income taxes totalling $474,000 in 1998 and $174,000 in 1997. Consistent with the 1988 legislation, the DPUC requires that benefits of the gains pertaining to property previously in the utility's rate base be allocated between the Company's customers and its stockholders.


                                     GENERAL

         Federal and State regulations and controls concerning environmental matters, water quality, pollution and the effluent from treatment facilities are still in the process of being developed and it is not possible to predict the scope or enforceability of regulations or standards which may be established in the future, or the cost and affect of existing and potential regulations and legislation upon any of the existing and proposed facilities and operations of CWC. Further, recent and possible future developments with respect to the identification and measurement of various elements in water supplies and concern with respect to the impact of one or more of such elements on public health may in the future require CWC to replace or modify all or portions of its various water supplies, to develop replacement supplies and/or to implement new treatment techniques. In addition, CWC anticipates that environmental concerns including threatened and actual contamination of its water sources will become an increasing problem in the future. CWC has expended and will in the future be required to expend substantial amounts to prevent or remove contamination or to develop alternative water supplies. See "Legal Proceedings" for a discussion of a recent contamination problem. Any of the aforesaid developments may significantly increase CWC's operating costs and capital requirements. Since the DPUC's rate setting methodology permits a utility to recover through rates prudently incurred expenses and investments in plant, based upon past DPUC practice, the Company expects that such expenditures and costs should ultimately be recoverable through rates for water service.

         EMPLOYEES

         As of December 31, 1998, CWC employed 156 full-time and part-time employees. The Company has no employees other than its officers, who are also officers of CWC and whose compensation is paid by CWC. All full-time employees of CWC who meet specified age and length of service requirements participate in an Employee's Retirement Plan which is a non-contributory trusteed pension plan and provides for a monthly income for employees at retirement. None of the employees is covered by a collective bargaining agreement. Management believes that its relationship with its employees is satisfactory.


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

                                        Year                                              Treatment Capacity

           Filtration                Placed in                                                (in million

           Facilities                Operation                  Region                     gallons per day)

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

         CWC has an agreement with the MDC, which provides, among other things, for the operation and maintenance by MDC of a filtration plant (completed in 1990) to supply treated water for substantially all of CWC's Collinsville System, with a capacity of 650,000 gallons per day, and the provision by MDC to CWC's Collinsville System of up to 650,000 gallons per day of water from this plant meeting all applicable Federal and State requirements. CWC has paid 40% of the cost of construction of this plant and pays MDC an appropriate rate for water used by CWC in excess of 400,000 gallons per day.

         As of December 31, 1998, the transmission and distribution systems of CWC consisted of approximately 1,010 miles of main, of which approximately 60 miles have been laid or acquired in the past five years. On that date, approximately 75% of CWC's mains were eight-inch diameter or larger. Substantially all new main installations are cement-lined ductile iron pipe of eight-inch diameter or larger. Approximately 100 miles of the Company's pipelines are asbestos cement.

         From January 1, 1994 through December 31, 1998, CWC added $47,867,000 of gross plant additions (including plant financed by customer advances and contributions in aid of construction, allowance for funds used during construction and expenditures by CWC reimbursed by any other sources), and retired or sold property having a book value of $1,904,000, resulting in net additions during the period of $45,963,000.

                CWC PRODUCTION FACILITIES AS OF DECEMBER 31, 1998


                                                       Total                Dependable             Greatest                 1998
                                                      Storage                Yield (1)            Avg. Daily             Avg. Daily
                                                     Capacity               (thousands             Delivery               Delivery
                                                    (thousands              of gallons            (thousands             (thousands
                                                    of gallons)              per day)             of gallons)           of gallons)
                                                  ----------------       ------------------    ------------------      ------------
Northern Region:
  Western System
    Enfield-East Windsor System Wells                                            7,200
    Suffield System Wells                                                          200
    South Windsor Wells                                                            720
    Ellsworth Wells                                                                100
    Lake Shenipsit                                      5,050,000               11,200
    Talcottville Well                                                              300
    Vernon Wells                                                                   690
    Windsor Locks Wells                                                            300
    Tolland Aqueduct Wells (16)                                                     42
                                                                         --------------

                                                                                20,752                 9,026 (2)              8,538
                                                                         --------------    ------------------        ---------------

  Somers System Wells                                                              390                   121 (18)               119
                                                                         --------------    ------------------        ---------------

  Crescent Lake System (4)                                                   -                            33 (19)                33
                                                                         --------------    ------------------        ---------------

  Reservoir Heights (6)                                                      -                             5 (7)                  4
                                                                         --------------    ------------------        ---------------

  Stafford Springs System

    #4 Reservoir                                           51,000
    #3 Reservoir                                           15,000                  700
    #2 Reservoir                                           60,000
                                                                        --------------

                                                                                   700                   629 (8)                461
                                                                         --------------    ------------------        ---------------

  Llynwood System Wells                                                             30                    13 (3)                  9
                                                                         --------------    ------------------        ---------------

  Lakewood/Lakeview System Wells                                                    49                    30 (5)                 23
                                                                         --------------    ------------------        ---------------

  Nathan Hale System Wells                                                          20                     9 (8)                  5
                                                                         --------------    ------------------        ---------------

Shoreline Region:
  Guilford System
    Killingworth & Kelseytown Reservoirs                  273,000                2,300
    Wells                                                                        4,540
                                                                         --------------

                                                                                 6,840                 3,676 (9)              3,363
                                                                         --------------    ------------------        ---------------
  Chester System

    Upper and Lower Reservoirs                            176,000
    Turkey Hill Reservoir - Haddam                        149,000                1,200
    Wilcox Reservoir - Chester                             65,000
    Deuse Pond - Chester                                    4,800

    Well                                                                           190
                                                                         --------------

                                                                                 1,390                   900 (10)               585
                                                                         --------------    ------------------        ---------------


   Chester Village West Wells                                                       30                    13 (17)                11
                                                                         --------------    ------------------        ---------------

   Sound View System Wells                                                         182                    42 (17)                26
                                                                         --------------    ------------------        ---------------


   Point O'Woods                                                                   114                    43 (19)                43
                                                                         --------------    ------------------        ---------------

   Bay Mountain                                                                     56                    21 (19)                21
                                                                         --------------    ------------------        ---------------

   SDC                                                                              94                     8 (19)                 8
                                                                         --------------    ------------------        ---------------

   Masons Island (20)                                                              - -                    34 (19)                34
                                                                         --------------    ------------------        ---------------

                CWC PRODUCTION FACILITIES AS OF DECEMBER 31, 1998

                                                         Total          Dependable          Greatest                  1998
                                                        Storage          Yield (1)         Avg. Daily              Avg. Daily
                                                       Capacity         (thousands          Delivery                Delivery
                                                      (thousands        of gallons         (thousands              (thousands
                                                      of gallons)        per day)          of gallons)            of gallons)
                                                      -----------        --------         -----------            -----------


Naugatuck Region:
  Central System

    Long Hill Reservoir                            506,000
    Twitchell Reservoir                              1,000
    Candee Reservoirs (11)                           7,000                      3,600
    W. H. Moody Reservoir                          335,000
    Straitsville Reservoir                           7,000
    Mulberry Reservoir                              50,000
    Beacon Valley Brook Supply

    Meshaddock Brook Supply                                                       300
    Wells                                                                       1,000
                                                                   ------------------

                                                                                4,900          4,970 (13)                2,653
                                                                   ------------------    -----------         -----------------

  Terryville System
    Harwinton Ave. Reservoir (11)                   14,800                         50
    Wells                                                                         910
                                                                   ------------------

                                                                                  960            498 (2)                   458
                                                                   ------------------    -----------         -----------------

  Thomaston System
    Thomaston Reservoir (11)                        93,000                        310
    Wells                                                                       1,080
    Waterbury Interconnection (12)                                                864
                                                                   ------------------

                                                                                2,254            852 (14)                  350
                                                                   ------------------    -----------         -----------------

  Collinsville System
    Water Acquired by Contract (15)                                               650
    Reservoir (distribution)                           100
                                                                   ------------------

                                                                                  650            391 (3)                   358
                                                                   ------------------    -----------         -----------------


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

(12) Generally used for emergencies. However, see "Item 3. Legal Proceedings" for a discussion of the contamination of the Thomaston Wells. In January 1998 CWC reactivated the Reynolds Bridge wellfield and discontinued the routine purchase of water from Waterbury.

(13) Occurred in 1964.

(14) Occurred in 1966.

(15) The Collinsville System has a right to up to 650,000 gallons per day through agreement with MDC. The source is Nepaug Reservoir with a storage capacity of 9.5 billion gallons. See Item 2. Properties" for a description of this agreement.

(16) Connected to Northern Region, Western System on August 9, 1995.

(17) Occurred in 1996.

(18) Occurred in 1997.

(19) Occurred in 1998.

(20) Supplied by water purchased from Connecticut-American Water Company, Mystic Division

ITEM 3.           LEGAL PROCEEDINGS

In November 1997, CWC settled its lawsuit against the two parties deemed responsible for the 1992 contamination of the Thomaston System's Reynolds Bridge well field. The settlement agreement provided CWC with funds to cover expenses already incurred in addition to covering potential future expenses stemming from the contamination. As a result of remediation efforts by one of the two parties, in early 1998 CWC was able to place in service its Thomaston well field having a dependable yield of one million gallons per day. As a result of the contamination this well field had been taken out of service in 1992, with CWC obtaining necessary water supplies from its Waterbury interconnection. The settlement agreement requires one of the parties deemed responsible for the contamination to complete remediation of the site and binds that party to reimburse CWC for specific ongoing costs incurred in operation of this well site as well as additional costs required to provide safe, potable water to the customers served by this portion of its distribution system. As a result of this settlement CWC no longer has a liability for future clean up costs. This party is currently reimbursing CWC for certain additional costs being presently incurred by CWC in monitoring the well field and in treating the water.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4.1          EXECUTIVE OFFICERS OF THE COMPANY

                                                                    Period Held or               Term of Office
      Name                  Age            Office                   Prior Position                   Expires
      ----                  ---            ------                   --------------                   -------
M. T. Chiaraluce             56        President and               Held position of                 1999 Annual
                                       Chief Executive             President since                  Meeting
                                       Officer                     January, 1992 and
                                                                   Chief Executive
                                                                   Officer position
                                                                   with the Company
                                                                   since July, 1992

D. C. Benoit                 41        Vice President -            Held current                     1999 Annual
                                       Finance,                    position or other                Meeting
                                       Accounting and              executive position
                                       Treasurer                   with the Company
                                                                   since April, 1996

J. R. McQueen                56        Vice President -            Held current                     1999 Annual
                                       Engineering and             position or other                Meeting
                                       Planning                    management or
                                                                   engineering
                                                                   position with the
                                                                   Company since
                                                                   October, 1965

T. P. O'Neill                45        Vice President -            Held current                     1999 Annual
                                       Operations                  position or other                Meeting
                                                                   engineering
                                                                   position with the
                                                                   Company since
                                                                   February, 1980

M. P. Westbrook              39        Vice President -            Held current                     1999 Annual
                                       Administration              position or other                Meeting
                                       and Governmental            management position
                                       Affairs                     with the Company
                                                                   since September,
                                                                   1988

P. J. Bancroft               49        Assistant                   Held current                     1999 Annual
                                       Treasurer and               position or other                Meeting
                                       Controller                  accounting position
                                                                   with the Company
                                                                   since October, 1979

M. G. DiAcri                 53        Corporate                   Held administrative              1999 Annual
                                       Secretary                   position with the                Meeting
                                                                   Company since
                                                                   February, 1990


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


                                                                 Price *
                                                      -------------------------                 Dividends
        Period                                        High                  Low                    Paid*
        ------                                        ----                  ---                  ---------
1998:
     First Quarter                                  $23.000                $20.000              $ .29000

     Second Quarter                                  24.000                 21.420                .29000

     Third Quarter                                   24.420                 22.917                .29333

     Fourth Quarter                                  28.375                 25.000                .29333

1997:

     First Quarter                                  $20.000                $18.334              $ .28670

     Second Quarter                                  19.667                 18.334                .28670

     Third Quarter                                   19.417                 18.584                .29000

     Fourth Quarter                                  22.667                 18.917                .29000


         * Restated to reflect three-for-two stock split.

         As of March 1, 1999 there were approximately 5,250 holders of record of the Company's Common Stock.

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors from funds legally available therefor. Future dividends of the Company will be dependent upon timely and adequate rate relief, consolidated and parent company net income, availability of cash to the Company and CWC, the financial condition of the Company and CWC, the ability of CWC to pay dividends to the Company, the ability of the Company and CWC to sell their securities, the requirements of the construction program of CWC and other conditions existing at the time.

         The Company is not permitted to pay any dividends on its Common Stock unless full cumulative dividends to the last preceding dividend date for all outstanding shares of Cumulative Preferred Stock of the Company have been paid or set aside for payment.

    The income of the Company is derived mainly from earnings on its equity investment in CWC. At December 31, 1998 the retained earnings of CWC aggregated $15,770,000. As a result of dividend restrictions contained in CWC's mortgage indenture and Preferred Stock provisions, the amount of cash dividends payable on CWC's common equity capital out of CWC's retained earnings was limited to $15,520,000.

         The Company has a Dividend Reinvestment and Common Stock Purchase Plan. Under the plan, customers and employees of CWC and holders of Common Stock who elect to participate may automatically reinvest all or specified percentages of their dividends in additional shares of Common Stock and may also make optional cash payments of up to $1,000 per month to purchase additional shares of Common Stock. The Company may issue authorized but unissued shares of Common Stock to meet the requirements of the plan, or buy the shares on the open market at its discretion. 1,500,000 shares have been registered with the Securities and Exchange Commission for that purpose. Under the plan, approximately 1,170,000 shares had been issued by the Company as of December 31, 1998. Since the third quarter of 1996, the Company has been buying shares on the open market to satisfy plan requirements.

         The Company has a Performance Stock Program that provides for an aggregate maximum of up to 50,000 shares of Common Stock of the Company to be issued as awards of restricted stock to eligible employees of CWC, conditioned on the attainment of performance goals established by the Salary Committee. Under the plan 43,926 shares, 8,483 of which are restricted, and 7,797 of which are common stock equivalent shares had been issued by the Company as of December 31, 1998.

         The Company has an Employee Savings 401-K Match Plan. Under the Plan approximately 20,550 shares of Common Stock had been issued by the Company as of December 31, 1998.

         On August 12, 1998 the Company's Board of Directors authorized a new Shareholder Rights Plan to replace the previous Rights Plan which had been adopted in 1988 and expired on October 11, 1998. Pursuant to the new Plan, the Board authorized a dividend distribution of one Right to purchase one one-hundredth of a share of Series A Junior Participating Preference Stock of the Company for each outstanding share of the Company's Common Stock. The distribution was effected October 11, 1998.

         Upon the terms of the new Shareholder Rights Plan, each Right will entitle shareholders to buy one one-hundredth of a share of Series A Junior Participating Preference Stock at a purchase price of $90, and the Rights will expire October 11, 2008. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender or exchange offer for 15% or more of the Company's Common Stock. The Board will be entitled to redeem the Rights at $0.01 per Right at any time before such acquisition occurs and upon certain conditions after such a position has been acquired.

         Upon the acquisition of 15% or more of the Company's Common Stock by any person or group, each Right will entitle its holder to purchase, at the Right's purchase price, a number of shares of the Company's Common Stock having a market value equal to twice the Right's purchase price. In such event, Rights held by the acquiring person will not be allowed to purchase any of the Company's Common Stock or other securities of the Company. If, after the acquisition of 15% or more of the Company's Common Stock by any person or group, the Company should consolidate with or merge with and into any person and the Company should not be the surviving company, or, if the Company should be the surviving company and all or part of its Common Stock should be exchanged for the securities of any other person, or if more than 50% of the assets or earning power of the Company were sold, each Right (other than Rights held by the acquiring person, which will become void) will entitle its holder to purchase, at the Right's purchase price, a number of shares of the acquiring company's common stock having a market value at that time equal to twice the Right's purchase price.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

SUPPLEMENTAL INFORMATION (Unaudited)

SELECTED FINANCIAL DATA
(Thousands of dollars except where indicated)
Years Ended December 31,                                                     1998               1997               1996
----------------------------------------------------------------------------------------------------------------------------------
INCOME
Operating Revenues                                                         $37,924            $38,501            $38,592
Operating Expenses                                                         $27,620            $28,167            $28,464
Operating Income                                                           $10,304            $10,334            $10,128
Interest and Debt Expense                                                   $4,316             $4,304             $3,967
Net Income Applicable to Common Stock                                       $6,927             $6,766             $6,565
Weighted Average Common Shares Outstanding*                              4,535,150          4,524,419          4,496,006
Basic Earnings Per Average Common Share*                                     $1.53              $1.50              $1.46
Number of Shares Outstanding at Year End*                                4,536,285          4,527,636          4,518,125
ROE on Year End Common Equity                                                12.0%              12.1%              12.1%
Cash Dividends Paid Per Common Share*                                       $1.167             $1.153             $1.133
Dividend Payout Ratio                                                        76.0%              77.0%              78.0%

BALANCE SHEET
Common Stockholders' Equity                                                $57,945            $56,069            $54,395
Long-Term Debt                                                             $62,501            $54,532            $54,430
Preferred Stock (Consolidated, Excluding Current Maturities)                  $772               $772               $772
----------------------------------------------------------------------------------------------------------------------------------

Total Capitalization                                                      $121,218           $111,373           $109,597
Stockholders' Equity (Includes Preferred Stock)                                48%                51%                50%
Long-Term Debt                                                                 52%                49%                50%
Net Utility Plant                                                         $167,326           $163,757           $153,898
Book Value - Per Common Share*                                              $12.77             $12.38             $12.04

*  Reflects three-for-two stock split of September 1998.

OPERATING DATA
(Thousands of dollars except where indicated)                                1998               1997               1996
----------------------------------------------------------------------------------------------------------------------------------

REVENUE CLASS
Residential                                                                $24,170            $24,476            $24,485
Commercial                                                                   4,556              4,633              4,716
Industrial                                                                   1,640              1,850              1,861
Public Authority                                                             1,065              1,057              1,050
Fire Protection                                                              6,169              6,197              6,226
Other (including non-metered accounts)                                         324                288                254
----------------------------------------------------------------------------------------------------------------------------------

Total Operating Revenues                                                   $37,924            $38,501            $38,592
----------------------------------------------------------------------------------------------------------------------------------


Number of Customers (Average)                                               63,399             62,415             61,597
Billed Consumption (Millions of Gallons)                                     5,560              5,556              5,427
Number of Employees                                                            156                157                162


SELECTED FINANCIAL DATA
(Thousands of dollars except where indicated)
Years Ended December 31,                                                    1995               1994
-----------------------------------------------------------------------------------------------------------------
INCOME
Operating Revenues                                                         $39,350            $38,129
Operating Expenses                                                         $29,328            $28,474
Operating Income                                                           $10,022             $9,655
Interest and Debt Expense                                                   $3,946             $3,940
Net Income Applicable to Common Stock                                       $6,325             $5,842
Weighted Average Common Shares Outstanding*                              4,377,626          4,218,684
Basic Earnings Per Average Common Share*                                     $1.44              $1.38
Number of Shares Outstanding at Year End*                                4,450,136          4,305,839
ROE on Year End Common Equity                                                 12.2%              12.2%
Cash Dividends Paid Per Common Share*                                       $1.120              $1.10
Dividend Payout Ratio                                                         78.0%              80.0%

BALANCE SHEET
Common Stockholders' Equity                                                $51,788            $47,983
Long-Term Debt                                                             $54,460            $54,600
Preferred Stock (Consolidated, Excluding Current Maturities)                  $772               $772
-----------------------------------------------------------------------------------------------------

Total Capitalization                                                      $107,020           $103,355
Stockholders' Equity (Includes Preferred Stock)                                 49%                47%
Long-Term Debt                                                                  51%                53%
Net Utility Plant                                                         $146,536           $140,784
Book Value - Per Common Share*                                              $11.64             $11.14

*  Reflects three-for-two stock split of September 1998.

OPERATING DATA
(Thousands of dollars except where indicated)                                1995               1994
----------------------------------------------------------------------------------------------------

REVENUE CLASS
Residential                                                                $25,147            $24,488
Commercial                                                                   4,852              4,696
Industrial                                                                   1,868              1,922
Public Authority                                                             1,090                893
Fire Protection                                                              6,129              6,021
Other (including non-metered accounts)                                         264                109
-----------------------------------------------------------------------------------------------------

Total Operating Revenues                                                   $39,350            $38,129
-----------------------------------------------------------------------------------------------------


Number of Customers (Average)                                               60,844             60,082
Billed Consumption (Millions of Gallons)                                     5,595              5,421
Number of Employees                                                            163                164

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

         OVERVIEW

                  Connecticut Water Service, Inc. (the Company) is a non-operating holding company, whose income is derived primarily from The Connecticut Water Company (the Subsidiary). The Subsidiary supplies water to over 63,000 customers in 35 towns throughout the State of Connecticut and is subject to regulation by the Connecticut Department of Public Utility Control
(DPUC) regarding financial issues, rates, and operating issues; and various other state and federal regulatory agencies concerning water quality and environmental standards.

                  The Company's 1998 consolidated net income is $6,927,000 or $1.53 a share. This is the Company's 8th consecutive year of increased earnings. The Company paid common dividends of $1.167 a share in 1998. This is the Company's 29th consecutive year of increased dividend per share payments. In 1998, the Company earned a 12.0% return on year end common equity.

         REGULATORY MATTERS AND INFLATION

                  The Subsidiary's last general rate proceeding was in 1991. The resulting rate decision granted the Subsidiary a 12.7% allowed return on common equity and a 10.74% allowed return on rate base. During 1997 this decision was reopened for the limited purposes of flowing through to customers cost savings related to a reduction in state gross earnings taxes payable by the Subsidiary and allowing the Subsidiary to collect certain costs related to postretirement benefits other than pension. The Subsidiary's rates were reduced approximately 4.5% due to the limited reopened rate proceeding. The Subsidiary's resulting reduction in revenues was offset by a corresponding reduction in its operating expenses.

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

                  Management does not presently plan to petition the DPUC for an increase in permanent rates in 1999. Future economic and financial market conditions, coupled with governmental regulations and fiscal policy, plus other factors which are unpredictable and often beyond the control of the Subsidiary, will influence when the Subsidiary requests a revision to rates charged to its customers.

         OUTLOOK

                  The Company's profitability is primarily attributable to the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.

                  Commencing January 1, 1999 the Company established a new Subsidiary, Connecticut Water Utility Services, Inc. (CWUS) to handle unregulated business activities previously transacted by The Connecticut Water Company, its regulated subsidiary. It also transferred the ownership of The Connecticut Water Company's unconsolidated subsidiary, Chester Realty, Inc. directly to Connecticut Water Service, Inc. In 1999 the Company's consolidated financial statements will encompass the Company's two new subsidiaries, (CWUS and Chester Realty) in addition to The Connecticut Water Company.

                  Late in 1998 the Company reached agreements to acquire two smaller water companies in Eastern Connecticut through an exchange of the Company's common stock for the capital stock of the acquired companies. These two companies are Gallup Water Service, Inc., headquartered in Plainfield, and Crystal Water Utilities Corporation, headquartered in Danielson. Gallup and Crystal have over 1,100 and 3,300 customers and annual revenues of approximately $575,000 and $1,800,000, respectively. These two mergers are expected to be finalized in 1999. Both of these mergers are expected to qualify as tax exempt stock exchanges and are expected to be accorded "pooling of interests" accounting treatment. The Company expects to initially operate these two companies as separate subsidiaries of Connecticut Water Service, Inc., each with its own rate structure.

RESULTS OF OPERATIONS

         1998 COMPARED WITH 1997

                  Net income applicable to common stock for 1998 increased from that of 1997 by $161,000, or $.03 per average common share, on an increased number of common shares outstanding due primarily to the following:

       - Other income increased $203,000, or 26%, primarily due to increased profits from land sales.

                         partially offset by

       - An increase in interest and debt expense by $12,000 due to a higher level of debt (long and short-term combined) outstanding in 1998 as compared to 1997. Refinancing $18,000,000 of debt in 1998 at lower interest rates minimized the overall increase in interest expense.
       - A decrease in operating income of $30,000. The elimination of the Connecticut Gross Earnings Tax for the water companies on July 1, 1997 and the third quarter 1997 adoption of FAS 106 for rates had no impact on operating income but did reduce both revenues and operating expenses by approximately $775,000 in 1998 as compared to 1997. (Reduction in Gross Earnings Tax of $930,000 less an increase of $155,000 in FAS 106 costs).

           -    Operating revenues decreased 1.5% primarily due to:
                - The overall 4.5% rate reduction during the second half of 1997 primarily related to the elimination of the Connecticut Gross Earnings Tax for water companies.

                         partially offset by

                - Increase in metered revenues due to expansion of the customer base achieved through the Company's ongoing growth strategy.
                - Higher unmetered revenues due to an increasing basis for billing fire protection charges related to the expansion of the water systems.

           -    Operating expenses decreased 2.0% primarily due to:

                -   The elimination of the Connecticut Gross Earnings Tax

                -   The 1997 Early Retirement Program

                - Reduced income tax expense due to lower taxable income, a decline in the State Corporate tax rate and utilization of new State Corporation Tax Credits partially offset by

                -   Increased operation and maintenance expense
                -   Increased depreciation expense

   1997 COMPARED WITH 1996

           Net income applicable to common stock for 1997 increased from that of 1996 by $201,000, or $0.05 per average common share, on an increased number of common shares outstanding due primarily to the following:

           - Operating income increased $206,000 primarily due to increased water sales in 1997 resulting from both the hot, dry summer of 1997, compared to the cool, wet summer of 1996, as well as customer growth through acquisition and expansion within the Company's existing service territory. The elimination of the Connecticut Gross Earnings Tax for water companies on July 1, 1997 had no impact on operating income but did reduce both revenues and operating expenses by approximately $1,000,000 in 1997.
           -    Operating revenues decreased .2% primarily due to:
                - The overall 4.5% rate reduction during the second half of 1997 primarily related to the elimination of the Connecticut Gross Earnings Tax for water companies.

                    partially offset by

                - A 2.4% increase in the volume of water sold to customers due to the hot, dry 1997 summer weather and an increasing customer base.
                - An increase in unmetered revenues due to higher fire protection billings plus additional unmetered customers from the Point O'Woods acquisition.

           -    Operating expenses decreased 1.0% primarily due to:
                - Decreased tax expense primarily resulting from July 1, 1997 elimination of the Connecticut Gross Earnings Tax.

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

LIQUIDITY AND CAPITAL RESOURCES

           Interim bank loans payable at year end 1998 were $1,895,000, approximately $6,916,000 lower than the same time the prior year. During 1998 $8,000,000 of the Company's interim bank loans were refinanced with proceeds from the Subsidiary's issuance of 30 year, 5.125% tax exempt unsecured bonds. The Company elected not to fund any of the 1998 construction expenditures with equity funding through its Dividend Reinvestment Program (DRIP) by issuing new share of common stock, but instead provided DRIP shares through open market purchases and negotiated transactions.

           Management considers the current $9,000,000 line of credit with three banks adequate to finance any expected short-term borrowing requirements that may arise from operations during 1999. Interest expense charged on interim bank loans will fluctuate subject to financial market conditions experienced during the year.

           The Board of Directors has approved a construction budget for 1999 of $7,300,000 net of amounts to be financed by customer advances and contributions in aid of construction. Funds provided by operating activities are expected to finance all of this construction program given normal weather patterns and related operating revenue billings. Refer to Note 10, Utility Plant and Construction Program, in Notes to Consolidated Financial Statements for additional discussion for the Subsidiary's future construction program.

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

           The Company has established a team of senior managers to address the Year 2000 problem. This team is currently evaluating the Company's exposure to the Year 2000 problem and is preparing a plan for managing the risks and costs associated therewith. The DPUC has informed the Company that it will review the readiness of nine utilities, of which the Company is one.

           The Company's general process of addressing the Year 2000 problem can be broken down into the following steps: (a) inventorying systems, equipment and other items (including those of third parties) that potentially present a Year 2000 problem, (b) assigning priorities to identified items, (c) assessing the Year 2000 compliance of the items determined to be material to the Company through internal testing and outside certification,(d) repairing or replacing items determined to be non-compliant, and (e) designing and implementing contingency plans around items that are identified to be subject to, a Year 2000 problem but unable to be tested or otherwise determined to be compliant.

           Since 1996, the Company has been implementing a new Management Information System (MIS) encompassing operational and administrative applications. In addition to enhanced customer service technology and increased administrative and operational efficiencies, the new system is certified to be Year 2000 compliant. The integration of the new system is now complete. The costs of implementing the new system totalled approximately $2 million, which the Company has capitalized. The Company has done preliminary internal testing of the MIS and intends to complete its Year 2000 testing of MIS, during the second quarter of 1999. The Company has found no indication that the MIS is not Year 2000 compliant as certified by its software or hardware vendors.

           The Company also is evaluating the Year 2000 compliance of systems and equipment which are not linked to the MIS and is in the process of identifying the items that could be impacted by the Year 2000 problem. The Company expects that this inventory of items which may not be Year 2000 compliant will be completed by the end of the first quarter 1999. Once the Company determines that an item may present a Year 2000 problem, the Company contacts the supplier to obtain adequate assurance that it is Year 2000 compliant or determines and addresses any non-compliance. In addition, wherever practical, the Company independently tests the item for compliance. The Company has obtained supplier compliance certification for approximately 40% of the items that it has inventoried as potentially non-compliant and has completed testing or has gotten vendor certification on approximately 25% of such items. The Company estimates that this assessment process will be completed by the end of the first quarter of 1999, and anticipates deploying and testing all repairs and replacements of non-compliant systems and equipment by July, 1999.

           In addition to its own systems and equipment, the Company depends upon the proper function of computer systems and other date-sensitive equipment of outside parties. These parties include other water companies, banks, telecommunications service providers and electric and other utilities. The Company has initiated communications with such parties to determine the extent to which they are vulnerable to the Year 2000 issue and, in certain circumstances, to coordinate joint testing. The Company has not yet received sufficient information about their remediation plans to predict the outcome of their efforts. If the third parties with which the Company interacts have Year 2000 problems that are not remedied, resulting problems could include the loss of telecommunications and electrical service, the receipt of inaccurate financial and billing-related information, and the disruption of capital flows potentially resulting in liquidity stress.

           Due to the uncertainties presented by such third party Year 2000 problems, and the possibility that, despite its efforts, the Company is unsuccessful in preparing its internal systems and equipment for the Year
2000, the Company is developing contingency plans for dealing with the most reasonably likely worst case scenario. Such plans include manual back-ups for crucial automated systems, the use of electrical generators capable of sustaining operations through a power failure, and enhanced transition-period staffing to compensate for automation and communication failures. The Company's assessment of its most reasonably likely worst case scenario and the exact nature and scope of its contingency plans will be effected by the Company's continued Year 2000 assessment and testing. The Company expects to complete such assessment and contingency plans during the second or third quarter of 1999 and to have all contingency systems in place and fully tested by the fourth quarter of 1999. As the Company already has extensive disaster-contingency systems in place, it does not believe that the cost of preparing or effecting Year 2000 contingency plans will be material.

           The Company does not believe that the costs of addressing the Year 2000 problem, excluding the costs of the MIS, will be material to the Company's financial condition. The Company anticipates spending approximately $300,000 for effecting its Year 2000 program in 1999. The Company has funded, and expects to continue to fund, the costs of its Year 2000 efforts through its operating cash flow.

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

FORWARD LOOKING INFORMATION

           This report, including management's discussion and analysis, contains certain forward looking statements regarding the Company's results of operations and financial position. These forward looking statements are based on current information and expectations, and are subject to risks and uncertainties, which could cause the Company's actual results to differ materially from expected results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:

We have audited the accompanying consolidated balance sheets of Connecticut Water Service, Inc. (a Connecticut corporation) and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





Hartford, Connecticut
February 11, 1999

Page 44
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,  (In thousands except per share amounts)              1998             1997              1996
-------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                                  $37,924          $38,501           $38,592
-------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
   Operation                                                                         13,783           13,098            12,964
   Maintenance                                                                        2,055            1,952             1,664
   Depreciation                                                                       3,854            3,505             3,315
   Federal Income Taxes                                                               3,379            3,661             3,878
   Connecticut Corporation Business Taxes                                               601              825               934
   Taxes Other Than Income Taxes                                                      3,948            4,702             5,709
   Organizational Charges                                                                --              424                --
-------------------------------------------------------------------------------------------------------------------------------

       Total Operating Expenses                                                      27,620           28,167            28,464
-------------------------------------------------------------------------------------------------------------------------------

Utility Operating Income                                                             10,304           10,334            10,128
-------------------------------------------------------------------------------------------------------------------------------

Other Income (Deductions)
   Interest                                                                             139              122               179
   Allowance for Funds Used During Construction                                         476              575               337
   Gain on Sale of Property                                                             475              183                19
   Non-Water Sales Earnings                                                             186              174                (3)
   Miscellaneous Income (Deductions)                                                    (37)             (65)              (69)
   Taxes on Other Income                                                               (262)            (215)              (21)
-------------------------------------------------------------------------------------------------------------------------------

       Total Other Income (Deductions)                                                  977              774               442
-------------------------------------------------------------------------------------------------------------------------------

Interest and Debt Expenses
   Interest on Long-Term Debt                                                         3,636            3,460             3,460
   Other Interest Charges                                                               472              656               319
   Amortization of Debt Expense                                                         208              188               188
-------------------------------------------------------------------------------------------------------------------------------

       Total Interest and Debt Expenses                                               4,316            4,304             3,967
-------------------------------------------------------------------------------------------------------------------------------

Net Income Before Preferred Dividends                                                 6,965            6,804             6,603

Preferred Stock Dividend Requirement                                                     38               38                38
-------------------------------------------------------------------------------------------------------------------------------

Net Income Applicable to Common Stock                                                $6,927           $6,766            $6,565
-------------------------------------------------------------------------------------------------------------------------------

Weighted Average Common Shares Outstanding*                                           4,535            4,524             4,496
-------------------------------------------------------------------------------------------------------------------------------

Basic and Fully Diluted Earnings Per Average Common Share*                            $1.53            $1.50             $1.46
-------------------------------------------------------------------------------------------------------------------------------



*Reflects three-for-two stock split as described in Note 2 of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended December 31,  (Thousands of dollars)                             1998             1997             1996
----------------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net Income Before Preferred Dividends                                            $6,965           $6,804           $6,603
----------------------------------------------------------------------------------------------------------------------------

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $127 in 1998, $119 in 1997,
      and $105 in 1996 charged to other accounts)                                   3,981            3,624            3,420
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and
        Accrued Unbilled Revenues                                                    (364)            (686)             235
      (Increase) Decrease in Other Current Assets                                    (104)             (22)             (32)
      (Increase) Decrease in Other Non-Current Items                                  (67)              51             (107)
      Increase (Decrease) in Accounts Payable, Accrued
        Expenses and Other Current Liabilities                                        277              866              (97)
      Increase in Deferred Income Taxes and
        Investment Tax Credits, Net                                                 1,002            1,062            1,051
      Recoverable Cleanup Costs (net)                                                  --            2,343             (505)
----------------------------------------------------------------------------------------------------------------------------
          Total Adjustments                                                         4,725            7,238            3,965
----------------------------------------------------------------------------------------------------------------------------

          Net Cash Provided by Operating Activities                                11,690           14,042           10,568
----------------------------------------------------------------------------------------------------------------------------

Investing Activities:
  Gross Additions to Utility Plant (including
    Allowance For Funds Used During Construction of
    $476 in 1998, $575 in 1997 and $337 in 1996)                                   (7,638)         (13,546)         (10,971)
----------------------------------------------------------------------------------------------------------------------------

Financing Activities:
  Proceeds from Interim Bank Loans                                                  1,895            8,811            5,795
  Repayment of Interim Bank Loans                                                  (8,811)          (5,795)          (2,646)
  Proceeds from Issuance of Long-Term Debt                                         18,000              132               --
  Reduction of Long-Term Debt Including Current Portion                           (10,030)             (30)             (30)
  Proceeds from Issuance of Common Stock                                              267              256            1,136
  Advances, Contributions and Funds from
    Others for Construction, Net                                                      745            1,827            1,191
  Costs Incurred to Issue Long-Term Debt, Preferred Stock,
    and Common Stock                                                               (1,091)            (133)              --
  Cash Dividends Paid                                                              (5,320)          (5,253)          (5,132)
----------------------------------------------------------------------------------------------------------------------------
          Net Cash Provided by (Used in) Financing Activities                      (4,345)            (185)             314
----------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                                                      (293)             311              (89)
Cash at Beginning of Year                                                             346               35              124
----------------------------------------------------------------------------------------------------------------------------
Cash at End of Year                                                                   $53             $346              $35
----------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                          $3,605           $4,370           $3,773
    State and Federal Income Taxes                                                 $3,269           $3,425           $3,715


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31, (Thousands of dollars)                                                  1998              1997
------------------------------------------------------------------------------------------------------------
ASSETS
Utility Plant
  Utility Plant                                                                  $220,455          $207,476
  Construction Work in Progress                                                     4,459             9,882
  Utility Plant Acquisition Adjustments                                            (1,253)           (1,255)
------------------------------------------------------------------------------------------------------------
                                                                                  223,661           216,103
  Accumulated Provision for Depreciation                                          (56,335)          (52,346)
------------------------------------------------------------------------------------------------------------

    Net Utility Plant                                                             167,326           163,757
------------------------------------------------------------------------------------------------------------

Investments
  Unconsolidated Subsidiary at Underlying Equity                                      129               138
  Other                                                                             1,771             1,432
------------------------------------------------------------------------------------------------------------

    Total Investments                                                               1,900             1,570
------------------------------------------------------------------------------------------------------------

Current Assets
  Cash                                                                                 53               346
  Accounts Receivable (Less Allowance, 1998 - $200; 1997 - $126)                    4,841             4,568
  Accrued Unbilled Revenues                                                         2,776             2,684
  Materials and Supplies, at Average Cost                                             664               643
  Prepayments and Other Current Assets                                                197               115
------------------------------------------------------------------------------------------------------------

    Total Current Assets                                                            8,531             8,356
------------------------------------------------------------------------------------------------------------

Deferred Charges and Regulatory Assets
  Unamortized Debt Issuance Expense                                                 5,870             5,023
    Income Taxes                                                                    8,998             8,623
    Postretirement Benefits Other Than Pension                                      1,150             1,220
  Other Costs                                                                         811               728
------------------------------------------------------------------------------------------------------------

    Total Deferred Charges and Regulatory Assets                                   16,829            15,594
------------------------------------------------------------------------------------------------------------

         Total Assets                                                            $194,586          $189,277
------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

December 31, (Thousands of dollars)                                                  1998              1997
------------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common Stockholders' Equity:
       Common Stock                                                               $42,810           $42,579
       Retained Earnings                                                           15,135            13,490
  Preferred Stock                                                                     772               772
  Long-Term Debt                                                                   62,501            54,532
------------------------------------------------------------------------------------------------------------
         Total Capitalization                                                     121,218           111,373
------------------------------------------------------------------------------------------------------------



Current Liabilities
  Interim Bank Loans Payable                                                        1,895             8,811
  Accounts Payable                                                                  5,857             6,052
  Accrued Taxes                                                                       752             1,014
  Accrued Interest                                                                  1,210               709
  Other                                                                             2,442             2,208
------------------------------------------------------------------------------------------------------------

         Total Current Liabilities                                                 12,156            18,794
------------------------------------------------------------------------------------------------------------


Advances for Construction                                                          14,746            15,203
------------------------------------------------------------------------------------------------------------

Contributions in Aid of Construction                                               19,878            18,750
------------------------------------------------------------------------------------------------------------

Deferred Federal Income Taxes                                                      14,898            13,838
------------------------------------------------------------------------------------------------------------

Unfunded Future Income Taxes                                                        8,500             8,000
------------------------------------------------------------------------------------------------------------

Unfunded Postretirement Benefits Other Than Pensions                                1,150             1,220
------------------------------------------------------------------------------------------------------------

Unamortized Investment Tax Credits                                                  2,040             2,099
------------------------------------------------------------------------------------------------------------

         Total Capitalization and Liabilities                                    $194,586          $189,277
------------------------------------------------------------------------------------------------------------

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

In accordance with FAS 71, the Subsidiary has recorded regulatory assets or liabilities as appropriate, primarily related to income taxes and postretirement benefits costs. The specific amounts related to these items are disclosed in the consolidated balance sheets. The Company believes, based on current regulatory circumstances, that regulatory assets are probable of recovery.

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

In order for certain acquisitions of failing water systems not to degrade the Subsidiary's earnings, the Subsidiary has requested that the DPUC allow it to record AFUDC on its investments in these systems. Starting with the 1995 DPUC decision which approved the Subsidiary's acquisition of the Sound View Water System, the DPUC has allowed the Subsidiary to capitalize financing costs relating to several of its acquisitions until its next general rate proceeding. Capitalized financing costs relating to these acquisitions amounted to $354,000 in 1998 and $256,000 in 1997.

The Subsidiary's allowed rate of return on rate base is used to calculate AFUDC.

DEPRECIATION - Depreciation is computed on a straight line basis at various rates, approved by the DPUC, estimated to be sufficient to provide for the recovery of the investment in utility plant over its useful life. Water treatment facilities are depreciated using a 2.5% composite rate, while most other utility plant is depreciated at a composite rate of 1.6%. The depreciation rates, based on the average balance of depreciable property, were 2.0% for 1998, and 1.9% for 1997 and 1996.

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

The Company believes that all deferred income tax assets will be realized in the future. Approximately $900,000 of the December 31, 1998 and $500,000 of the 1997 unfunded future income taxes are related to deferred Federal income taxes. The remaining balance of the unfunded future income taxes is related to deferred State income taxes.

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

EARNINGS PER SHARE - Earnings per share is computed on the weighted average number of common shares outstanding during each year. Basic and fully diluted earnings per share are the same amounts.

RECLASSIFICATION - Certain reclassifications have been made to conform previously reported data to the current presentation.

NOTE 2: STOCK SPLIT

In September 1998 the Company effected a three-for-two stock split. The distribution of these shares increased the number of shares outstanding by 1,511,838 shares. In conjunction with the stock split, a cash payment was issued to shareholders in lieu of issuance of any fractional shares. The fractional share adjustment amounted to a reduction in shares outstanding of 587 shares, post split. All outstanding common shares and per share amounts in this report have been restated to reflect this stock split. Appropriate adjustments to reflect the stock split were made to the Company's Performance Stock Program.


NOTE 3:  INCOME TAX EXPENSE

Income Tax Expense is comprised of the following:


(Thousands of dollars)                                                        1998            1997           1996
-------------------------------------------------------------------------------------------------------------------
Federal Classified as Operating Expense                                     $ 3,379         $ 3,661        $ 3,878
Federal Classified as Other Income                                              193             143             30
-------------------------------------------------------------------------------------------------------------------
   Total Federal Income Tax Expense                                           3,572           3,804          3,908
-------------------------------------------------------------------------------------------------------------------
State Classified as Operating Expense                                           601             825            934
State Classified as Other Income                                                 69              63           (27)
-------------------------------------------------------------------------------------------------------------------
   Total State Income Tax Expense                                               670             888            907
-------------------------------------------------------------------------------------------------------------------
              Total Income Tax Expense                                      $ 4,242         $ 4,692        $ 4,815
==================================================================================================================

The components of the Federal and State income tax provisions are:

Current:
   Federal                                                                   $ 2,571       $ 2,742        $ 2,833
   State                                                                         670           888            907
-------------------------------------------------------------------------------------------------------------------
       Total Current                                                           3,241         3,630          3,740
-------------------------------------------------------------------------------------------------------------------
Deferred Income Taxes, Net:
   Federal
       Investment Tax Credit                                                    (59)           (59)           (59)
       Capitalized Interest                                                      32             47             38
       Depreciation                                                           1,028          1,074          1,071
       Advances and CIAC                                                         --             --             25
-------------------------------------------------------------------------------------------------------------------
           Total Deferred Income Taxes, Net                                   1,001          1,062          1,075
-------------------------------------------------------------------------------------------------------------------
              Total                                                         $ 4,242        $ 4,692        $ 4,815

The calculation of Pre-Tax Income is as follows:

Pre-Tax Income
   Net Income Before Preferred Dividends of Parent                           $ 6,965       $ 6,804        $ 6,603
   Income Taxes                                                                4,242         4,692          4,815

              Total Pre-Tax Income                                           $11,207       $11,496        $11,418


In accordance with required regulatory treatment, deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate. The differences between the effective income tax rate recorded by the Company and the statutory Federal tax rate are as follows:

                                                                              1998           1997           1996
-------------------------------------------------------------------------------------------------------------------
Federal Statutory Income Tax Rate                                             34.0%           34.0%         34.0%
   Tax Effect of Differences:
       State Income Taxes Net of Federal Benefit                               3.9%            5.1%          5.3%
       Depreciation                                                            1.4%            1.5%          1.5%
       Pension Costs                                                            .5%             .6%           .6%
       Debt Refinancing Costs                                                (2.7%)             .2%           .2%
       Other                                                                    .8%           (.6%)           .6%
-------------------------------------------------------------------------------------------------------------------
              Effective Income Tax Rate                                       37.9%           40.8%         42.2%
===================================================================================================================

NOTE 4:  COMMON STOCK

The Company has 7,500,000 authorized shares of common stock, no par value. A summary of the changes in the common stock accounts for the period January 1, 1996 through December 31, 1998, appears below:

                                                                            Issuance
(Thousands of dollars except share amounts)                     Shares*       Amount        Expense          Total
-------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                                      4,450,136       $4,536       $(1,216)        $41,320

   Stock issued through Dividend Reinvestment Plan               55,371          940             --            940
   Stock issued through Performance Stock Program                 7,361          100             --            100
   Stock issued to Employee Savings 401-K Match Plan              5,257           96             --             96
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                    4,518,125       43,672        (1,216)         42,456

   Dividend Reinvestment Plan                                        --           --          (133)          (133)
   Stock and equivalents issued through
       Performance Stock Program                                  5,526          178             --            178
   Stock issued to Employee Savings 401-K Match Plan              3,985           78             --             78
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                    4,527,636       43,928        (1,349)         42,579

   Stock Split                                                   (587)*           --           (36)           (36)
   Stock and equivalents issued through
       Performance Stock Program                                  7,281          211             --            211
   Stock issued to Employee Savings 401-K Match Plan              1,955           56             --             56

-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998(1)                                 4,536,285      $44,195       $(1,385)       $42,810
===================================================================================================================


(1) Includes 8,483 restricted and 7,797 common stock equivalent shares issued through the Performance Stock Program.

* Reflects three-for-two stock split as described in Note 2.

On August 12, 1998 the Board and Directors authorized a new Shareholder Rights Plan to replace the previous Rights Plan which had been adopted in 1988 and expired on October 11, 1998. Pursuant to the new Plan, the Board authorized a dividend distribution of one Right to purchase one one-hundredth of a share of Series A Junior Participating Preference Stock of the Company for each outstanding share of the Company's Common Stock. The distribution was effected October 11, 1998.

Upon the terms of the new Shareholder Rights Plan, each Right will entitle shareholders to buy one one-hundredth of a share of Series A Junior Participating Preference Stock at a purchase price of $90, and the Rights will expire October 11, 2008. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender or exchange offer for 15% or more of the Company's Common Stock. The Board will be entitled to redeem the Rights at $0.01 per Right at any time before such acquisition occurs and upon certain conditions after such a position has been acquired.

Upon the acquisition of 15% or more of the Company's Common Stock by any person or group, each Right will entitle its holder to purchase, at the Right's purchase price, a number of shares of the Company's Common Stock having a market value equal to twice the Right's purchase price. In such event, Rights held by the acquiring person will not be allowed to purchase any of the Company's Common Stock or other securities of the Company. If, after the acquisition of 15% or more of the Company's Common Stock by any person or group the Company should consolidate with or merge with and into any person and the Company should not be the surviving company, or, if the Company should be the surviving company and all or part of its Common Stock should be exchanged for the securities of any other person, or if more than 50% of the assets or earning power of the Company were sold, each Right (other than Rights held by the acquiring person, which will become void) will entitle its holder to purchase, at the Right's purchase price, a number of shares of the acquiring Company's Common Stock having a market value at that time equal to twice the Right's purchase price.

The Company may not pay any dividends on its Common Stock unless full cumulative dividends to the preceding dividend date for all outstanding shares of Preferred Stock of the Company have been paid or set aside for payment. All such Preferred Stock dividends have been paid.

NOTE 5:  ANALYSIS OF RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 1996 through December 31, 1998, appears below:

(Thousands of dollars)                                                        1998            1997           1996
-------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                                                $13,490        $ 11,939       $ 10,468
Income Before Preferred Dividends                                             6,965           6,804          6,603
-------------------------------------------------------------------------------------------------------------------
                                                                             20,455          18,743         17,071
-------------------------------------------------------------------------------------------------------------------
Dividends Declared:
   Cumulative Preferred, Series A, $.80 Per Share                           $   12               12             12
   Cumulative Preferred, Series $.90, $.90 Per Share                            26               26             26

   Common Stock*:
       1998 $1.167 Per Share                                                 5,282               --             --
       1997 $1.153 Per Share                                                    --            5,215             --
       1996 $1.133 Per Share                                                    --               --          5,094
-------------------------------------------------------------------------------------------------------------------
                                                                             5,320            5,253          5,132
-------------------------------------------------------------------------------------------------------------------
 Balance at End of Year                                                    $15,135          $13,490        $11,939
===================================================================================================================


* Reflects three-for-two stock split as described in Note 2.

NOTE 6:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments.

CASH - The carrying amount approximates fair value.

LONG-TERM DEBT - The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company. As of December 31, 1998 and 1997, the estimated fair value of the Company's long-term debt was $65,400,000 and $61,000,000, respectively, as compared to the carrying amounts of $62,501,000 and $54,532,000, respectively.

The fair values shown above have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments" and do not purport to represent the amounts at which those obligations would be settled.

NOTE 7:  LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following:


(Thousands of dollars)                                                                       1998           1997
-------------------------------------------------------------------------------------------------------------------
The Connecticut Water Company
   First Mortgage Bonds:
       6.9%       Series Q, Due 2021                                                            $0         $10,000
       5.875%     Series R, Due 2022                                                        14,800          14,800
       6.65%      Series S, Due 2020                                                         8,000           8,000
       5.75%      Series T, Due 2028                                                         5,000           5,000
       5.3%       Series U, Due 2028                                                         4,550           4,550
       6.94%      Series V, Due 2029                                                        12,050          12,050
-------------------------------------------------------------------------------------------------------------------

                                                                                             44,400         54,400
   Unsecured Water Facilities Revenue Refinancing Bonds
       5.05%      1998 Series A, Due 2028                                                   $10,000             --
       5.125%     1998 Series B, Due 2028                                                     8,000             --
-------------------------------------------------------------------------------------------------------------------
                                                                                            18,000              --
   Other
       5.5%       Unsecured Promissory Note, Due 2002                                          132              61
                  Less Current Portion                                                         (31)            (29)
-------------------------------------------------------------------------------------------------------------------
                                                                                                101            132

           Total Long-Term Debt                                                            $62,501         $54,532
===================================================================================================================



Substantially all utility plant is pledged as collateral for the Subsidiary's long-term debt.

There are no mandatory sinking fund payments required on the outstanding First Mortgage Bonds or the Unsecured Water Facilities Revenue Refinancing Bonds at December 31, 1998. However, the Series R First Mortgage Bonds and the 1998 Series A & B Unsecured Water Facilities Revenue Refinancing Bonds provide for an estate redemption right whereby the estate of deceased bondholders or surviving joint owners may submit bonds to the Trustee for redemption at par subject to a $25,000 per individual holder and a 3% annual aggregate limitation.

The call price of the Series R bonds will reduce annually until the year 2003, when the call prices become 100%. Series R bonds are callable for redemption at 102.5% through August 31, 1999 then at 102% from September 1, 1999 through August 31, 2000.

The other outstanding bonds may be initially called for redemption by the Company at the following dates and prices - Series S, December 15, 2003 at 102%; Series T, July 1, 2003 and Series U, September 1, 2003 at 100% plus accrued interest to the date of redemption; Series V, January 1, 2004 at 103.5%, 1998 Series A & B Unsecured Water Facilities Revenue Refinancing Bonds, March 1, 2008 at 100% plus accrued interest.

During 1997 the Subsidiary issued a $163,000, 5.5% unsecured promissory note as part of the purchase price of the Point O'Woods Water System acquisition. This 5-year note requires the Subsidiary to make monthly payments of interest and principal totalling $37,000 annually.

In 1998 the Subsidiary refinanced its Series Q, First Mortgage Bonds with 5.05% 1998 Series A Unsecured, Tax-Exempt Water Facilities Revenue Refinancing Bonds, and refinanced $8,000,000 of interim bank loans with 5.125% tax exempt, 1998 Series B Unsecured Water Facilities Revenue Refinancing Bonds.

NOTE 8:  PREFERRED STOCK

Preferred Stock at December 31, consisted of the following:

(Thousands of dollars)                                                                         1998           1997
-------------------------------------------------------------------------------------------------------------------
Cumulative Series A Voting, $20 Par Value; Authorized Issued and
       Outstanding 15,000 Shares                                                               $300           $300
Cumulative Series $.90 Non-Voting, $16 Par Value; Authorized 50,000
       Shares, Issued and Outstanding 29,499 Shares                                             472            472
-------------------------------------------------------------------------------------------------------------------
Total                                                                                          $772           $772
===================================================================================================================

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

The Company is also authorized to issue 1,000,000 shares of $1 par value Preference Stock, junior to the Company's existing Preferred Stock in rights to dividends and upon liquidation of the Company. 150,000 of such shares have been designated as "Series A Junior Participating Preference Stock". Pursuant to the new Shareholder Rights Plan, described in Note 4, the Company keeps reserved and available for issuance one one-hundredth of a share of Series A Junior Participating Preference Stock for each outstanding share of the Company's Common Stock.

NOTE 9:  BANK LINES OF CREDIT

A $9,000,000 line of credit is provided by three banks. The unused lines of credit as of December 31, 1998 totalled $7,105,000. Bank commitment fees of approximately $19,000, $20,000, and $15,000 were paid in 1998, 1997, and 1996, respectively, on the lines of credit.

At December 31, 1998 and 1997, the weighted average interest rates on short-term borrowings outstanding were 5.82% and 6.22%, respectively.


NOTE 10:  UTILITY PLANT AND CONSTRUCTION PROGRAM

The components of utility plant and equipment at December 31, are as follows:

(Thousands of dollars)                                                                       1998           1997
-------------------------------------------------------------------------------------------------------------------
Source of Supply                                                                          $19,214         $ 17,327
Pumping                                                                                    15,286           14,210
Water Treatment                                                                            42,020           38,250
Transmission and Distribution                                                             129,741          124,105
General (including intangible)                                                             13,585           11,390
Held for Future Use                                                                           609            2,194
-------------------------------------------------------------------------------------------------------------------
         Total                                                                            $220,455        $207,476
===================================================================================================================

The amounts of depreciable plant at December 31, 1998 and 1997 included in total plant were $208,803,000 and $196,286,000, respectively.

The Subsidiary is engaged in a continuous construction program. The Subsidiary's estimated annual capital expenditures, net of amounts financed by customer advances and contributions in aid of construction, are expected to be $7,300,000 during 1999, $6,675,000 during 2000, and $6,400,000 in 2001. During the period
2002 to 2003, construction expenditures for routine improvements to the water distribution system are expected to be approximately $5,000,000 each year.

NOTE 11:  TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

(Thousands of dollars)                                                        1998           1997           1996
-------------------------------------------------------------------------------------------------------------------
Municipal Property Taxes                                                      $3,450         $3,270         $3,284
Payroll Taxes                                                                    498            501            495
-------------------------------------------------------------------------------------------------------------------
Connecticut Gross Earnings Tax (A)                                                --            931          1,930

         Total                                                                $3,948         $4,702         $5,790
-------------------------------------------------------------------------------------------------------------------


(A) This tax was legislatively eliminated for water companies effective July 1, 1997. The Subsidiary's rates were correspondingly reduced at the same time.

NOTE 12:  PENSION AND OTHER EMPLOYEE BENEFITS

PENSION - The Subsidiary has a trusteed, non-contributory defined benefit retirement plan (the Pension Plan) which covers all employees who have completed one year of service. Benefits under the Pension Plan are based on credited years of service and "average earnings", as defined in the Pension Plan. The Subsidiary's policy is to fund accrued pension costs as permitted by Federal income tax regulations. Funding of $159,000 was made for 1998. No funding was required for 1997.

POSTRETIREMENT BENEFITS OTHER THAN PENSION (PBOP) - In addition to providing pension benefits, the Subsidiary provides certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust (VEBA) that has been approved by the DPUC. Substantially all of the Subsidiary's employees may become eligible for these benefits if they retire from the Company on or after age 55 with 10 years of service with the Subsidiary. The contributions for calendar years 1998, 1997, and 1996 were $473,000, $317,000, and $265,000, respectively.

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

                                            PENSION BENEFITS         OTHER BENEFITS
(Thousand of Dollars)                       1998        1997        1998        1997
------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation, beginning of year   $ 11,472    $  9,414    $  3,907    $  3,197
Service Cost                                 392         392         152         164
Interest Cost                                872         740         262         272
Actuarial loss/(gain)                        541       1,375        (321)        529
Benefits paid                               (720)       (449)       (134)       (255)

BENEFIT OBLIGATION, END OF YEAR         $ 12,557    $ 11,472    $  3,866    $  3,907
------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS

Fair Value, beginning of year           $ 14,851    $ 12,681    $  1,558    $  1,290
Actual return on plan assets               2,625       2,619         130         152
Employer contribution                        159          --         473         317
Participant's contributions                  N/A         N/A          30          54
Benefits paid                               (720)       (449)       (134)       (255)
------------------------------------------------------------------------------------

FAIR VALUE, END OF YEAR                 $ 16,915    $ 14,851    $  2,057    $  1,558


Funded Status                           $  4,358    $  3,379    $ (1,809)   $ (2,349)
Unrecognized net actuarial gain           (6,090)     (5,050)     (1,650)     (1,345)
Unrecognized transition obligation           (97)       (129)      2,309       2,474
Unrecognized prior service cost              218         250         N/A         N/A
------------------------------------------------------------------------------------

ACCRUED BENEFIT (COST)                  $ (1,611)   $ (1,550)   $ (1,150)   $ (1,220)

                                                                 PENSION BENEFITS                 OTHER BENEFITS
                                                              1998            1997             1998            1997
-------------------------------------------------------------------------------------------------------------------
Weighted-average assumptions as of December 31
         Discount rate                                        7.0%            7.25%            7.0%           7.25%
         Expected return on plan assets                       8.0%            8.0%             5.0%           5.0%
         Rate of compensation increase                        4.5%            4.5%              N/A           N/A

                                                                 PENSION BENEFITS                OTHER BENEFITS
(Thousands of Dollars)                                        1998            1997             1998            1997
-------------------------------------------------------------------------------------------------------------------

COMPONENTS OF NET PERIODIC BENEFIT COSTS

Service cost                                                  $ 393           $ 392           $152             $164
Interest cost                                                    872            740            262              272
Expected return on plan assets                                 (928)           (835)           (63)            (54)

Amortization of:
         Unrecognized Net Transition Asset                       (32)           (32)           165              165
         Unrecognized net (Gain) Loss                          (118)          (190)           (113)           (127)
         Unrecognized Prior Service Cost                          32             32            ----             ---
-------------------------------------------------------------------------------------------------------------------
Subtotal                                                         219            107            403              420
-------------------------------------------------------------------------------------------------------------------

FAS88 Early Retirement Costs                                      --            366              --              81
-------------------------------------------------------------------------------------------------------------------
Net Periodic Pension Costs                                     $219            $473            $403            $501
===================================================================================================================

In determining the accumulated postretirement benefit obligation, health care cost trends of 6% were assumed for 1998, grading down to 5.5% in 1999 and after.

Assumed health care costs trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              1-PERCENTAGE-POINT                   1-PERCENTAGE-POINT
 (Thousands of Dollars)                                               INCREASE                       DECREASE
-------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost
   components                                                   $    60                               $   (56)
Effect on postretirement benefit obligation                     $   446                               $ (421)

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN - The Subsidiary provides additional pension benefits to senior management through a supplemental executive retirement plan. At December 31, 1998 the actuarial present value of the projected benefit obligation was $423,000. Expense associated with this plan was $99,000 for 1998, $99,000 for 1997, and $115,000 for 1996.

SAVINGS PLAN - The Subsidiary maintains an employee savings plan which, prior to January 1, 1999, allowed participants to contribute from 1% to 10% of pre-tax compensation. The Subsidiary matched either 25 or 50 cents for each dollar contributed by the employee up to 3% of the employees' compensation depending on the Company's earnings per average common share (EPS). If EPS in the prior year exceeded 110% of dividends paid per common share, the applicable percentage was 50%; otherwise, the match was 25%. The Subsidiary's contribution charged to expense in 1998, 1997 and 1996 was $85,000, $78,000 and $78,000, respectively, in each case based on a 50% match.

Effective January 1, 1999 the Plan was modified to increase the maximum amount the employees can contribute to 15% of their pre-tax compensation subject to IRS limitations; increase the match to $.50 for each dollar contributed by the employee up to 4% of their compensation; eliminate the tie in to the Company's earnings and dividend levels; and create the possibility for a new "incentive bonus" contribution to the 401(k) plan tied to the attainment of a specific goal or goals to be identified each year starting in 1999. If the specific goal or goals are attained by the end of the year, all employees, except officers and certain key employees, will receive an additional 1% of their annual base salary as a direct contribution to their 401(k) account.

PERFORMANCE STOCK PROGRAM - The Company has a Performance Stock Program whereby restricted shares of Common Stock may be awarded annually to Officers of the Subsidiary. When the goals established by the Compensation Committee have been attained, the restrictions on the stock are removed. Amounts charged to expense pursuant to this plan were $170,000, $173,000, and $100,000 for 1998, 1997 and
1996, respectively.

NOTE 13:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 1998 and 1997 appears below:

                                                                                             Net Income                Earnings
                                                                    Utility                 Applicable to              Per Average
                                    Operating Revenues         Operating  Income            Common Stock              Common Share*
------------------------------------------------------------------------------------------------------------------------------------
(Thousands of dollars
 except per share amounts)
                                   1998           1997         1998         1997          1998         1997         1998      1997
----------------------------------------------------------------------------------------------------------------------------------
First Quarter                    $8,672         $9,012       $2,304       $2,249        $1,380       $1,448        $0.31     $0.32
Second Quarter                    8,796          9,633        2,245        2,056         1,470        1,191         0.32      0.26
Third Quarter                    11,392         10,855        3,515        3,555         2,600        2,654         0.57      0.59
Fourth Quarter                    9,064          9,001        2,240        2,474         1,477        1,473         0.33      0.33
----------------------------------------------------------------------------------------------------------------------------------
     Year                       $37,924        $38,501      $10,304      $10,334        $6,927       $6,766        $1.53     $1.50


*Reflects three-for-two stock split as described in Note 2.

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


ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11.              EXECUTIVE COMPENSATION


ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT


ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to General Instruction G(3), the information called for by Items 10, (except for information concerning the executive officers of the Company) 11, 12, and 13 is hereby incorporated by reference from the Company's definitive proxy statement filed by EDGAR on or about March 17, 1999. Information concerning the executive officers of the Company is included as Item 4.1 of this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) Documents filed as part of this report:

      (1)Consolidated Financial Statements:

                                                                   Page Number
                                                                  in this Report
                                                                  --------------

      Report to Independent Auditors.................................     43

      Consolidated Statements of Income -
                      December 31, 1998, 1997 and 1996...............     44

      Consolidated Statements of Cash Flows -
                      December 31, 1998, 1997 and 1996...............     45

      Consolidated Balance Sheets -
                      December 31, 1998 and 1997.....................  46-47

      Notes to Consolidated Financial Statements.....................  48-61


      (2) Financial Statement Schedules for the years ended December 31, 1998, 1997 and 1996:

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

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------


 3.1* Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998.

 3.2* By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of April, 1998.

 3.3* Certification of Incorporation of The Connecticut Water Company effective April, 1998.

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

                  (xii) June 1, 1979 (Exhibit 2.12(b) (xii) to Registration Statement No. 2-66855)

                 (xiii) December 1, 1983 (Exhibit 4.2 (xiii) to Form 10-K for the year ended 12/31/83)

                  (xiv) January 1, 1987 (Exhibit 4.2 (xiv) to Form 10-K for the year ended 12/31/86)

                   (xv) May 1, 1989 (Exhibit 4.2 (xv) to Form 10-K for year

                                                                         Page 65
                           ended 12/31/89)

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

                  (xix) June 1, 1993 (Exhibit 4.2 (xix) to Form 10-K for year ended 12/31/93)

                  (xx) September 1, 1993 (Exhibit 4.2 (xx) to Form 10-K for year ended 12/31/93)

                  (xxi) December 1, 1993 (Exhibit 4.2 (xxi) to Form 10-K for year ended 12/31/93)

                  (xxii) March 1, 1994 (Exhibit 4.2 (xxii) to Form 10-K for year ended 12/31/94)

 4.3 Loan Agreement dated as of October 1, 1993, between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.3 to Form 10-K for year ended
                  December 31, 1993)

 4.4 Loan Agreement dated as of June 1, 1993, between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.4 to Form 10-K for year ended
                  December 31, 1993)

 4.5 Loan Agreement dated as of September 1, 1993, between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.5 to Form 10-K for year ended
                  December 31, 1993)

 4.6 Loan Agreement dated as of August 1, 1992 between the Connecticut Development Authority and The Connecticut Water
                  Company.   (Exhibit 4.10 to Form 10-K for the year ended
                  December 31, 1992)

 4.7              Bond Purchase Agreement dated as of December 1, 1993.
                  (Exhibit 4.8 to Form 10-K for year ended December 31, 1993)

 4.8* Loan Agreement dated as of March 9, 1998 between the Connecticut Development Authority and The Connecticut Water Company.

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

10.4 The Connecticut Water Company Deferred Compensation Agreement dated December 1, 1984. (Exhibit 10.4 to Form 10-K for the year ended December 31, 1984)

10.5 The Connecticut Water Company Deferred Compensation Agreement dated January 1, 1989. (Exhibit 10.5 to Form 10-K for the year ended December 31, 1988)

10.6 The Connecticut Water Company Supplemental Executive Retirement Agreement with William C. Stewart. (Exhibit 10.6a to Form 10-K for year ended December 31, 1991)

10.7 The Connecticut Water Company Supplemental Executive Retirement Agreement with Marshall T. Chiaraluce. (Exhibit 10.6b to Form 10-K for year ended December 31, 1991)

10.8 The Connecticut Water Company Supplemental Executive Retirement Agreement - standard form for other officers. (Exhibit 10.6c to Form 10-K for year ended December 31,
                  1991)

10.9* The Connecticut Water Company Employment Agreements with Officers, amended and restated as of December 15, 1998.
                  a)            Marshall T. Chiaraluce
                  b)            Michele G. DiAcri
                  c)            James R. McQueen
                  d)            David C. Benoit
                  e)            Peter J. Bancroft
                  f)            Maureen P. Westbrook
                  g)            Terrance P. O'Neill

10.10* Savings Plan of The Connecticut Water Company, amended and restated effective as of January 1, 1999

10.11* The Connecticut Water Company Employees' Retirement Plan as amended and restated as of January 1, 1997

10.12 Water Supply Agreement dated June 13, 1994, between The Connecticut Water Company and the Hazardville Water Company. (Exhibit 10.15 to Form 10-K for year ended December 31,
                  1994)

10.13 November 4, 1994 Amendment to Agreement dated December 11, 1957 between The Connecticut Water Company (successor to the Thomaston Water Company) and the City of Waterbury.
                  (Exhibit 10.16 to Form 10-K for year ended December 31,
                  1994)

10.14 Contract between The Connecticut Water Company and The Rockville Water and Aqueduct Company dated as of January 1, 1976. (Exhibit 9(b) to Form 10-K for the year ended December 31, 1975)

10.15 Agreement dated August 13, 1986 between The Connecticut Water Co. and the Metropolitan District. (Exhibit 10.14 to Form 10-K for the year ended December 31, 1986)

10.16 Report of the Commission to Study the Feasibility of Expanding the Water Supply Services of the Metropolitan District. (Exhibit 14 to Registration Statement
                  No. 2-61843)

10.17 Plan of Merger dated December 18, 1978 of Broad Brook Water Company, The Collinsville Water Company, The Rockville Water and Aqueduct Company, The Terryville Water Company and The Thomaston Water Company with and into The Connecticut Water Company. (Exhibit 13 to Form 10-K for the year ended December 31, 1978)

10.18 Bond Exchange Agreements between Connecticut Water Service, Inc., The Connecticut Water Company Bankers Life Company and Connecticut Mutual Life Insurance Company dated October 23, 1978. (Exhibit 14 to Form 10-K for the year ended
                  December 31, 1978)

10.19 Dividend Reinvestment and Common Stock Purchase Plan as amended. (Registration Statement No. 33-53211 as amended)

10.20             Contract for Supplying Bradley International Airport.
                  (Exhibit 10.21 to Form 10-K for the year ended December 31,
                  1984)

10.21 Report of South Windsor Task Force. (Exhibit 10.23 to Form 10-K for the year ended December 31, 1987)

10.22 Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. (Exhibit 10.21 to Form 10-K for year ended December 31, 1989)

10.23             Performance Stock Program.  (Registration Statement No.
                  33-49058.)

24.1  *           Consent of Arthur Andersen LLP

27.0  *           Financial Data Schedule


----------



Note: Exhibits 10.1 through 10.11, 10.22 and 10.23 set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form-10K.

                  (b) No reports on Form 8-K were filed during the last quarter of 1998.

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

         Signature                           Title                   Date
         ---------                           -----                   ----


/s/ Marshall T. Chiaraluce              Director and              March 19, 1999
---------------------------             President and
Marshall T. Chiaraluce                  Chief Executive
(Principal Executive Officer)           Officer


/s/ David C. Benoit                     Vice President -          March 19, 1999
------------------------------          Finance,
David C. Benoit                         Accounting, and
(Principal Financial and                Treasurer
Accounting Officer)

/s/ Francis E. Baker, Jr.               Director            March 09, 1999
--------------------
Francis E. Baker, Jr.

/s/ Harold E. Bigler, Jr.               Director            March 11, 1999
---------------------
Harold E. Bigler, Jr.

/s/Astrid T. Hanzalek                   Director            March 04, 1999
---------------------
Astrid T. Hanzalek

/s/ Frederick E. Hennick                Director            March 05, 1999
---------------------
Frederick E. Hennick

/s/ Marcia L. Hincks                    Director            March 09, 1999
---------------------
Marcia L. Hincks

                                        Director            March 09, 1999
/s/ Rudolph E. Luginbuhl
---------------------
Rudolph E. Luginbuhl
                                        Director            March 12, 1999
/s/ Harvey G. Moger
---------------------
Harvey G. Moger
                                        Director            March 05, 1999
/s/ Robert F. Neal
---------------------
Robert F. Neal
                                        Director            March 12, 1999
/s/ Warren C. Packard
---------------------
Warren C. Packard
                                        Director            March 12, 1999
/s/ Donald B. Wilbur
---------------------
Donald B. Wilbur

                                    SCHEDULES

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



We have audited, in accordance with generally accepted auditing standards, the financial statements of Connecticut Water Service, Inc. included in this Form 10-K, and have issued our report thereon dated February 11, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP


Hartford, Connecticut
February 11, 1999

                 CONNECTICUT WATER SERVICE, INC. and SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





                                                       Balance           Additions            Deductions           Balance

                                                      Beginning          Charged to              From               End of

                  Description                          of Year              Income           Reserves (1)            Year
                 -------------                        ---------           ---------          ------------           -----
                                                                             (Thousands of Dollars)
Allowance for Uncollectible Accounts

    Year Ended December 31, 1998                        $126                $161                 $87                 $200
                                                        ====                ====                 ===                 ====
    Year Ended December 31, 1997                        $140                $135                 $149                $126
                                                        ====                ====                 ====                ====
    Year Ended December 31, 1996                        $164                $128                 $152                $140
                                                        ====                ====                 ====                ====




(1)  Amounts charged off as uncollectible after deducting recoveries

                                    EXHIBITS



                          TO ANNUAL REPORT ON FORM 10-K

                                  FOR THE YEAR

                             ENDED DECEMBER 31, 1998









                       24.1 Consent of Arthur Andersen LLP

                          27.0 Financial Data Schedule