Form 10-Q
period 1999-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 1999-05-13
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1999 OR

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a count.                                Yes  X   No
                                                         ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                    4,546,850
          Number of shares of common stock outstanding, March 31, 1999

                         CONNECTICUT WATER SERVICE, INC.

                                Financial Report
                             March 31, 1999 and 1998


                                TABLE OF CONTENTS

PART I, ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 1999
   and December 31, 1998                                                 Page 3

Consolidated Statements of Capitalization at
   March 31, 1999 and December 31, 1998                                  Page 4

Consolidated Statements of Income for Three Months
   Ended March 31, 1999 and 1998                                         Page 5

Consolidated Statements of Retained Earnings for Three
   Months Ended March 31, 1999 and 1998                                  Page 6

Consolidated Statements of Cash Flows for Three Months
   Ended March 31, 1999 and 1998                                         Page 7

Notes to Consolidated Financial Statements                               Page 8

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                          Page 9

PART II, ITEM 4:  Submission of Matters to a Vote
   of Security Holders                                                   Page 13

PART II, ITEM 6: Item 6(a) - Exhibits                                    Page 14

Signature Page                                                           Page 15

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                     AT MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                  MARCH 31,
                                                                     1999       DEC. 31,
ASSETS                                                           (UNAUDITED)      1998
------                                                           -----------    --------
Utility Plant
  Utility Plant                                                   $ 220,582    $ 220,455
  Construction Work in Progress                                       5,241        4,459
  Utility Plant Acquisition Adjustments                              (1,253)      (1,253)
                                                                  ---------    ---------
                                                                    224,570      223,661
  Accumulated Provision for Depreciation                            (57,404)     (56,335)
                                                                  ---------    ---------
    Net Utility Plant                                               167,166      167,326
                                                                  ---------    ---------

Investments                                                           1,933        1,900
                                                                  ---------    ---------

Current Assets
  Cash                                                                1,062           53
  Accounts Receivable (Less Allowance, 1999- $231; 1998 - $160)       4,214        4,841
  Accrued Unbilled Revenues                                           2,561        2,776
  Materials and Supplies, at Average Cost                               692          664
  Prepayments and Other Current Assets                                  934          197
                                                                  ---------    ---------
    Total Current Assets                                              9,463        8,531
                                                                  ---------    ---------

Deferred Charges and Regulatory Assets
  Unamortized Debt Issuance Expense                                   5,816        5,870
  Income Taxes                                                        9,022        8,998
  Postretirement Benefits Other Than Pension                          1,150        1,150
  Other Costs                                                           897          811
                                                                  ---------    ---------
    Total Deferred Charges and Regulatory Assets                     16,885       16,829
                                                                  ---------    ---------

      TOTAL ASSETS                                                $ 195,447    $ 194,586
                                                                  =========    =========

CAPITALIZATION AND LIABILITIES

Capitalization (See accompanying statements)
  Common Stockholders' Equity                                     $  58,071    $  57,945
  Preferred Stock                                                       772          772
  Long-Term Debt                                                     62,493       62,501
                                                                  ---------    ---------
    Total Capitalization                                            121,336      121,218
                                                                  ---------    ---------

Current Liabilities
  Interim Bank Loans Payable                                          3,724        1,895
  Accounts Payable and Accrued Taxes and Interest                     6,244        7,819
  Other                                                               2,353        2,442
                                                                  ---------    ---------
    Total Current Liabilities                                        12,321       12,156
                                                                  ---------    ---------

Long-Term Liabilities
  Advances for Construction                                          15,089       14,746
  Contributions in Aid of Construction                               19,877       19,878
  Deferred Federal Income Taxes                                      15,148       14,898
  Unfunded Future Income Taxes                                        8,500        8,500
  Unfunded Postretirement Benefits Other Than Pension                 1,150        1,150
  Unamortized Investment Tax Credits                                  2,026        2,040
                                                                  ---------    ---------
    Total Long-Term Liabilities                                      61,790       61,212
                                                                  ---------    ---------

      TOTAL CAPITALIZATION AND LIABILITIES                        $ 195,447    $ 194,586
                                                                  =========    =========


   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                     AT MARCH 31, 1999 AND DECEMBER 31, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             MARCH 31,
                                                                                1999     DEC. 31,
                                                                            (UNAUDITED)    1998
                                                                            -----------  --------
Common Stockholders' Equity
  Common Stock Without Par Value Authorized - 7,500,000 Shares;                44,203      44,195
    Shares Issued and Outstanding: 1999 - 4,546,850; 1998 - 4,536,285          (1,385)     (1,385)
    Stock Issuance Expense
    Retained Earnings                                                          15,253      15,135
                                                                             --------    --------
        Total Common Stockholders' Equity                                      58,071      57,945
                                                                             --------    --------

Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                   300         300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share        472         472
                                                                             --------    --------
         Total Preferred Stock of Connecticut Water Service, Inc.                 772         772
                                                                             --------    --------

Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      5 7/8%  Series R, due 2022                                               14,800      14,800
      6.65%   Series S, due 2020                                                8,000       8,000
      5 3/4%  Series T, due 2028                                                5,000       5,000
      5.3%    Series U, due 2028                                                4,550       4,550
      6.94%   Series V, due 2029                                               12,050      12,050
                                                                             --------    --------
                                                                               44,400      44,400

    Unsecured Water Facilities Revenue Refinancing Bonds
      5.05%   1998 Series A, due 2028                                          10,000      10,000
      5.125%  1998 Series B, due 2028                                           8,000       8,000
    Other
      5.5% Unsecured Promissory Note                                              124         132
                                                                             --------    --------
                                                                               18,124      62,532


    Less Current Portion                                                          (31)        (31)
                                                                             --------    --------
        Total Long-Term Debt                                                   62,493      62,501
                                                                             --------    --------

          TOTAL CAPITALIZATION                                               $121,336    $121,218
                                                                             ========    ========


   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             1999         1998
                                                         (UNAUDITED)   (UNAUDITED)
                                                         -----------   -----------
Operating Revenues                                         $ 8,858      $ 8,672
                                                           -------      -------

Operating Expenses
  Operation and Maintenance                                  3,778        3,588
  Depreciation                                               1,038          936
  Federal and State Income Taxes                               720          860
  Municipal Taxes                                              862          813
  Payroll Taxes                                                165          171
                                                           -------      -------
       Total Operating Expenses                              6,563        6,368
                                                           -------      -------

Utility Operating Income                                     2,295        2,304
                                                           -------      -------

Other Income (Deductions)
  Interest                                                      59           24
  Allowance for Funds Used During Construction                 118          130
  Gain on Sale of Property                                       5            0
  Non-Water Sales Earnings                                      37           28
  Miscellaneous Income (Deductions)                             (2)          (3)
  Taxes on Other Income                                        (12)         (17)
                                                           -------      -------
       Total Other Income (Deductions)                         205          162
                                                           -------      -------

Interest and Debt Expense
  Interest on Long-Term Debt                                   922          867
  Other Interest Charges                                        66          162
  Amortization of Debt Expense                                  54           47
                                                           -------      -------
       Total Interest and Debt Expense                       1,042        1,076
                                                           -------      -------

Net Income Before Preferred Dividends                        1,458        1,390
Preferred Stock Dividend Requirement                            10           10
                                                           -------      -------
Net Income Applicable to Common Stockholders               $ 1,448      $ 1,380
                                                           =======      =======

Weighted Average Common Shares Outstanding                   4,540        4,534
                                                           =======      =======

Basic and Fully Diluted Earnings Per Average Common Share  $  0.32      $  0.30
                                                           =======      =======

Dividends Per Common Share                                 $0.29333     $ 0.290
                                                           =======      =======


   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 1999          1998
                                                             (UNAUDITED)   (UNAUDITED)
                                                             -----------   -----------
Balance at Beginning of Period                                 $15,135       $13,490
Net Income                                                       1,458         1,390
                                                               -------       -------
                                                                16,593        14,880
                                                               -------       -------

Dividends Declared:
  Cumulative Preferred, Class A, $.20 per share                      3             3
  Cumulative Preferred, Series $.90, $.225 per share                 7             7
  Common Stock - 1999 $.29333 per share; 1998 $.29 per share     1,330         1,313
                                                               -------       -------
                                                                 1,340         1,323
                                                               -------       -------

Balance at End of Period                                       $15,253       $13,557
                                                               =======       =======


   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                    1999         1998
                                                                                (UNAUDITED)  (UNAUDITED)
                                                                                -----------  -----------
Operating Activities:
  Net Income Before Preferred Dividends                                           $ 1,458      $ 1,390
                                                                                  -------      -------

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $31 in 1999, $31 in 1998 charged to other accounts)     1,070          967
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues        842            7
      (Increase) Decrease in Other Current Assets                                    (765)      (1,023)
      (Increase) Decrease in Other Non-Current Items                                  (65)        (201)
      Increase (Decrease) in Accounts Payable, Accrued Expenses and
        Other Current Liabilities                                                  (1,665)      (1,507)
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net                                                   211          211
                                                                                  -------      -------
          Total Adjustments                                                          (372)      (1,546)
                                                                                  -------      -------

          Net Cash Provided by (Used for) Operating Activities                      1,086         (156)
                                                                                  -------      -------

Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $118 in 1999 and $130 in 1998)                       (910)      (1,314)
                                                                                  -------      -------

Financing Activities:
  Proceeds from Interim Bank Loans                                                  3,724        5,571
  Repayment of Interim Bank Loans                                                  (1,895)      (8,811)
  Proceeds from Issuance of Common Stock                                                8           63
  Net Proceeds from Issuance of Long-Term Debt                                          0        8,000
  Repayment of Long-Term Debt                                                          (7)          (8)
  Advances, Contributions and Funds From Others for Construction, Net                 343           49
  Costs Incurred to Issue Long-Term Debt, Preferred Stock, and Common Stock             0       (1,221)
  Cash Dividends Paid                                                              (1,340)      (1,323)
                                                                                  -------      -------
          Net Cash Provided by (Used in) Financing Activities                         833        2,320
                                                                                  -------      -------

Net Increase (Decrease) in Cash                                                     1,009          850
Cash at Beginning of Year                                                              53          346
                                                                                  -------      -------

Cash at End of Period                                                             $ 1,062      $ 1,196
                                                                                  =======      =======

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                         $ 1,599      $ 1,020
    State and Federal Income Taxes                                                $   370      $   325


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

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed:

                                                  3 Months Ended                 12 Months Ended
                                              ---------------------    -----------------------------------
                                               3/31/99     3/31/98      3/31/99      3/31/98      12/31/98
                                              ---------   ---------    ---------    ---------    ---------
Common Shares Outstanding:
  January 1, 1998                                    --          --           --           --    4,527,636
  April 1, 1998 & 1997
     respectively                                    --                4,535,249    4,524,429           --
  January 1, 1999 & 1998
     respectively                             4,536,285   4,527,636           --           --           --
Common Shares Issued:
  To CSE - June 13, 1997                             --          --           --           60           --
  To 401-K - June 30, 1997                           --          --           --        1,163           --
  To CSE - September 15, 1997                        --          --           --           61           --
  To 401-K - September 30, 1997                      --          --           --        1,002           --
  To CSE - December 15, 1997                         --          --           --           57           --
  To 401-K - December 31, 1997                       --          --           --          864           --
  To PSP- February 18, 1998                          --       6,921           --        6,921        6,921
  To CSE - March 15, 1998                            --         102           --          102          102
  To 401-K - March 30, 1998                          --         590           --          590          590
  To CSE - June 15, 1998                             --          --           95           --           95
  To 401-K - June 30, 1998                           --          --          446           --          446
  Liquidation of Fractional Shares                   --          --         (587)          --         (587)
  To CSE - September 15, 1998                        --          --           82           --           82
  To 401-K - September 30, 1998                      --          --          528           --          528
  To CSE - December 15, 1998                         --          --           81           --           81
  To 401-K - December 31, 1998                       --          --          391           --          391
  To PSP - March 1, 1999                         10,418          --       10,418           --           --
  To CSE - March 15, 1999                           147          --          147           --           --
                                              ---------   ---------   ----------    ---------    ---------
Common Shares Outstanding:
  March 31, 1999 & 1998
    respectively                              4,546,850   4,535,249    4,546,850    4,535,249
                                              =========   =========   ==========    =========
  December 31, 1998                                                                              4,536,285
                                                                                                 =========
Weighted Average Common Shares Outstanding:
  Days outstanding basis*                     4,539,900   4,533,741    4,529,145    4,527,627    4,535,150
                                              =========   =========   ==========    =========    =========

* Basic and Fully diluted are the same
PSP   =  Performance Stock Program
401-K = Company contribution to employees' 401-K savings plan
CSE   = Common Stock Equivalents

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


PART I, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

LIQUIDITY AND CORPORATE RESOURCES

         At March 31, 1999 the Company had $5,276,000 of unused lines of interim bank loan credit available.


RESULT OF OPERATIONS

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended March 31, 1999 increased from that of March 31, 1998 by $68,000, or $.02 per average common share. The increase in net income resulted, in part, from a $186,000 increase in revenue. In addition, the Company experienced lower interest and debt expense through a combination of long-term debt refinancing, during the second quarter of 1998, and the accounting for common stock equivalent shares outstanding. Income taxes were lower in part due to a reduction in the state income tax rate and an increase in the state tax credit for investment in equipment and machinery. These items which increased net income were partially offset by normal increases in operating expenses.

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

         The Company has established a team of senior managers to address the Year 2000 problem. This team is currently evaluating the Company's exposure to the Year 2000 problem and has prepared, and is executing a plan for managing the risks and costs associated therewith. The DPUC is reviewing the readiness of nine utilities, of which the Company is one.

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

         The Company also is evaluating the Year 2000 compliance of systems and equipment which are not linked to the MIS and is in the process of identifying the items that could be impacted by the Year 2000 problem. The Company expects that this inventory of items which are subject to Year 2000 susceptibility will be completed by the end of the second quarter 1999. Once the Company determines that an item may present a Year 2000 problem, the Company contacts the supplier to obtain adequate assurance that it is Year 2000 compliant or determines and addresses any non-compliance. In addition, wherever practical, the Company independently tests the item for compliance. The Company has obtained supplier compliance certification for approximately 80% of the items that it has inventoried as potentially non-compliant and has completed testing or has gotten vendor certification on approximately 50% of such items. The Company estimates that this assessment process will be completed by the end of the second quarter of 1999, and anticipates deploying and testing all repairs and replacements of non-compliant systems and equipment by the end of August, 1999.

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

         Due to the uncertainties presented by such third party Year 2000 problems, and the possibility that, despite its efforts, the Company is unsuccessful in preparing its internal systems and equipment for the Year 2000,the Company will have completed contingency plans for dealing with the most reasonably likely worst case scenario. Such plans include manual backups for crucial automated systems, the use of electrical generators capable of sustaining operations through a power failure, and enhanced transition-period staffing to compensate for automation and communication failures. The Company's assessment of its most reasonably likely worst case scenario and the exact nature and scope of its contingency plans will be affected by the Company's continued Year 2000 assessment and testing. The Company expects to complete such assessment and contingency plans during the second and third quarter of 1999 and to have all contingency systems in place and fully tested by the fourth quarter of 1999. As the Company already has extensive disaster-contingency systems in place, it does not believe that the cost of preparing or effecting Year 2000 contingency plans will be material.

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


ACQUISITION

         On April 16, 1999, the Company issued 39,130 shares of its Common Stock in exchange for all the outstanding Common Stock of Gallup Water Service, Inc. (Gallup). It also issued 8,696 shares of its Common Stock for the office building housing the Gallup operations. The merger qualified as a tax-free reorganization and will be accounted for as a pooling of interests. In this report, March financial statements have not been restated for this subsequent transaction. Condensed Statements of Income and Condensed Balance Sheets of Gallup are as follows:

                     The Gallup Water Service, Incorporated
                         Condensed Statements of Income
                    (In thousands, except per share amounts)


                                                               Twelve Months Ended
                                                                   December 31,
                                                                 1998       1997
                                                                 ----       ----
Operating Revenues                                               $583       $592

  Operating Expense                                               486        528
  Operating Income                                                 97         64
  Other Income                                                      3          6
  Interest and Debt Expense                                        31         38

Net Income Applicable to Common Shareholders                     $ 69       $ 32

CWS Common Stock Shares Issued for
  Gallup stock (in thousands)                                      39         39

Earnings Per Share on CWS Shares Issued to
  Acquire Gallup                                                 $1.77      $.82


                     The Gallup Water Service, Incorporated
                            Condensed Balance Sheets
                                 (In thousands)

                                                                 December 31,
                                                              1998         1997
                                                              ----         ----
ASSETS
   Net Utility Plant                                         $1,378       $1,374
   Current Assets                                               225          235
   Other Assets                                                 157          203
                                                             ------       ------

   Total Assets                                              $1,760       $1,812
                                                             ======       ======

CAPITALIZATION AND LIABILITIES
   Shareholders Equity                                       $  460       $  387
   Long-Term Debt                                               255          283
   Current Liabilities                                           19          126
   Other Liabilities and Deferred Credits                     1,026        1,016
                                                             ------       ------

   Total Capitalization and Liabilities                      $1,760       $1,812
                                                             ======       ======


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

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

PART II, ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 23, 1999, at its annual meeting, the stockholders of Connecticut Water Service, Inc. elected the following directors for,

                                              Number of Common Shares Cast
                                              ----------------------------
                                                                    Abstentions
                                       Affirmative     Negative    and Non-Votes
                                       -----------     --------    -------------
a two year term until 2001:
Arthur C. Reeds                         3,218,535          0          39,937
a three year term until 2002:
Harold E. Bigler                        3,211,274          0          47,198
Mary Ann Hanley                         3,216,622          0          41,850
Ronald D. Lengyel                       3,220,893          0          37,579
Donald B. Wilbur                        3,220,447          0          38,025

         Preferred Series A stockholders cast 10,029 affirmative votes for each of the Directors listed above. There were 150 abstentions for each of the Directors listed above.

         Directors whose term of office continue until 2000 are Francis E. Baker, Rudolph E. Luginbuhl, Harvey G. Moger, Warren C. Packard.

         Directors whose term of office continue until 2001 are Marcia L. Hicks, Marshall T. Chiaraluce, Robert F. Neal.

         Other matters voted on at the annual meeting are the appointment of Arthur Andersen LLP as independent auditor and proposed amendments to the Company's Performance Stock Program:

                                                 Number of Shares Cast
                                                 ---------------------
                                                                    Abstentions
Arthur Andersen LLP                    Affirmative     Negative    and Non-Votes
-------------------                    -----------     --------    -------------
Common Stock                            3,188,616       39,267         30,589
Preferred Series A Stock                    9,779          250            150


Performance Stock Program:

                                                 Number of Shares Cast
                                                 ---------------------
                                                                    Abstentions
Voting                                 Affirmative     Negative    and Non-Votes
------                                 -----------     --------    -------------
Common Stock                            2,800,407       332,497       125,568
Preferred Series A Stock                    9,054           150           975

PART II, ITEM 6(A): EXHIBITS

         Exhibits to Part I:

                  Exhibit 10.23 - Amended and Restated to Company's Performance
                                  Stock Program effective April 23, 1999

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Connecticut Water Service, Inc.
                                                      (Registrant)


Date: May 7, 1999                            By /s/ David C. Benoit
                                                -----------------------
                                             David C. Benoit
                                             Vice President - Finance


Date: May 7, 1999                            By: /s/ Peter J. Bancroft
                                                 ----------------------
                                             Peter J. Bancroft
                                             Assistant Treasurer