Form 10-Q
period 1999-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 1999-08-12
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                    ENDED June 30, 1999                  OR


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


                                 Not Applicable
  (Former name, address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X      No
                                                 -------      --------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a count.                        Yes           No
                                                 -------      --------

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                    4,594,815
           Number of shares of common stock outstanding, June 30, 1999

                         CONNECTICUT WATER SERVICE, INC.

                                Financial Report
                             June 30, 1999 and 1998



                                TABLE OF CONTENTS

PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 1999
     and December 31, 1998                                           Page 3

Consolidated Statements of Capitalization at
     June 30, 1999 and December 31, 1998                             Page 4

Consolidated Statements of Income for Three Months
     Ended June 30, 1999 and 1998                                    Page 5

Consolidated Statements of Income for Six Months
     Ended June 30, 1999 and 1998                                    Page 6

Consolidated Statements of Income for Twelve Months
     Ended June 30, 1999 and 1998                                    Page 7

Consolidated Statements of Retained Earnings for Three
     Months Ended June 30, 1999 and 1998                             Page 8

Consolidated Statements of Retained Earnings for Six
     Months Ended June 30, 1999 and 1998                             Page 8

Consolidated Statements of Retained Earnings for Twelve
     Months Ended June 30, 1999 and 1998                             Page 8

Consolidated Statements of Cash Flows for Six Months
     Ended June 30, 1999 and 1998                                    Page 9

Notes to Consolidated Financial Statements                           Page 10

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                      Page 13-15

Signature Page                                                       Page 16

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                     At June 30, 1999 and December 31, 1998
                                 (In thousands)

                                                                      JUNE 30,
                                                                         1999           DEC. 31,
ASSETS                                                               (UNAUDITED)          1998
                                                                     -----------       ---------
Utility Plant
  Utility Plant                                                       $ 224,650        $ 222,411
  Construction Work in Progress                                           5,395            4,459
  Utility Plant Acquisition Adjustments                                  (1,253)          (1,253)
                                                                      ---------        ---------
                                                                        228,792          225,617
  Accumulated Provision for Depreciation                                (59,062)         (56,913)
                                                                      ---------        ---------
    Net Utility Plant                                                   169,730          168,704
                                                                      ---------        ---------

Investments                                                               2,163            2,110
                                                                      ---------        ---------

Current Assets
  Cash                                                                    1,170              128
  Accounts Receivable (Less Allowance, 1999- $270; 1998 - $207)           7,486            7,754
  Prepayments and Other Current Assets                                      841              877
                                                                      ---------        ---------
    Total Current Assets                                                  9,497            8,759
                                                                      ---------        ---------

Deferred Charges and Regulatory Assets
  Unamortized Debt Issuance Expense                                       5,763            5,896
  Income Taxes                                                            9,053            9,000
  Postretirement Benefits Other Than Pension                              1,150            1,150
  Other Costs                                                             1,159              971
                                                                      ---------        ---------
    Total Deferred Charges                                               17,125           17,017
                                                                      ---------        ---------

      TOTAL ASSETS                                                    $ 198,515        $ 196,590
                                                                      =========        =========

CAPITALIZATION AND LIABILITIES

Capitalization (See accompanying statements)
  Common Stockholders' Equity                                         $  59,149        $  58,502
  Preferred Stock                                                           772              772
  Long-Term Debt                                                         62,614           62,634
                                                                      ---------        ---------
    Total Capitalization                                                122,535          121,908
                                                                      ---------        ---------

Current Liabilities
  Current Portion Long Term Debt                                             43              297
  Interim Bank Loans Payable                                              4,546            1,895
  Accounts Payable and Accrued Taxes and Interest                         5,798            7,809
  Other                                                                   2,582            2,442
                                                                      ---------        ---------
    Total Current Liabilities                                            12,969           12,443
                                                                      ---------        ---------

Long-Term Liabilities
  Advances for Construction                                              15,515           15,195
  Contributions in Aid of Construction                                   20,311           20,316
  Deferred Federal Income Taxes                                          15,524           15,038
  Unfunded Future Income Taxes                                            8,500            8,500
  Unfunded Postretirement Benefits Other Than Pension                     1,150            1,150
  Unamortized Investment Tax Credits                                      2,011            2,040
                                                                      ---------        ---------
    Total Long-Term Liabilities                                          63,011           62,239
                                                                      ---------        ---------

      TOTAL CAPITALIZATION AND LIABILITIES                            $ 198,515        $ 196,590
                                                                      =========        =========


   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                     At June 30, 1999 and December 31, 1998
                        (In thousands, except share data)

                                                                                 JUNE 30,
                                                                                   1999            DEC. 31,
                                                                                (UNAUDITED)          1998
                                                                                -----------       ---------
Common Stockholders' Equity
  Common Stock Without Par Value; Authorized - 7,500,000 Shares;
    Shares Issued and Outstanding: 1999 - 4,594,815; 1998 - 4,583,616            $  44,677        $  44,590
    Stock Issuance Expense                                                          (1,385)          (1,385)
    Retained Earnings                                                               15,857           15,297
                                                                                 ---------        ---------
        Total Common Stockholders' Equity                                           59,149           58,502
                                                                                 ---------        ---------

Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                        300              300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share             472              472
                                                                                 ---------        ---------
         Total Preferred Stock of Connecticut Water Service, Inc.                      772              772
                                                                                 ---------        ---------

Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      5.875% Series R, due 2022                                                     14,800           14,800
      6.65%  Series S, due 2020                                                      8,000            8,000
      5.75%  Series T, due 2028                                                      5,000            5,000
      5.3%   Series U, due 2028                                                      4,550            4,550
      6.94%  Series V, due 2029                                                     12,050           12,050
                                                                                 ---------        ---------
                                                                                    44,400           44,400
                                                                                 ---------        ---------

    Unsecured Water Facilities Revenue Refinancing Bonds
      5.05%  1998 Series A, due 2028                                                10,000           10,000
      5.125% 1998 Series B, due 2028                                                 8,000            8,000
                                                                                 ---------        ---------
                                                                                    18,000           18,000
                                                                                 ---------        ---------

    Other
      5.5%   Unsecured Promissory Note                                                 116              132
                                                                                 ---------        ---------
                                                                                    62,516           62,532


    Gallup Water Service
      9.58%  Due 1999                                                                    0              255
                                                                                 ---------        ---------
                                                                                         0              255
                                                                                 ---------        ---------

    Chester Realty
      6%     Due 2006                                                                  141              144
                                                                                 ---------        ---------
                                                                                       141              144

                                                                                 ---------        ---------
          TOTAL                                                                     62,657           62,931
                                                                                 ---------        ---------


    Less Current Portion of Long-Term Debt                                             (43)            (297)
                                                                                 ---------        ---------
        Total Long-Term Debt                                                        62,614           62,634
                                                                                 ---------        ---------

          TOTAL CAPITALIZATION                                                   $ 122,535        $ 121,908
                                                                                 =========        =========


   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                      For the Three Months Ended June 30,
                                 1999 and 1998
                        (In thousands, except share data)

                                                                  1999           1998
                                                              (UNAUDITED)    (UNAUDITED)
                                                              -----------    -----------
Operating Revenues                                              $ 9,766        $ 8,942
                                                                -------        -------

Operating Expenses
  Operation and Maintenance                                       3,997          4,178
  Depreciation                                                    1,041            947
  Federal and State Income Taxes                                  1,080            549
  Municipal Taxes                                                   862            870
  Payroll Taxes                                                     115            132
                                                                -------        -------
       Total Operating Expenses                                   7,095          6,676
                                                                -------        -------

Utility Operating Income                                          2,671          2,266
                                                                -------        -------

Other Income (Deductions)
  Interest                                                            1             31
  Allowance for Funds Used During Construction                      113            119
  Gain on Sale of Property                                           36            207
  Non-Water Sales Earnings                                           63             57
  Miscellaneous Income (Deductions)                                  (2)            (8)
  Taxes on Other Income                                             (28)          (103)
                                                                -------        -------
       Total Other Income (Deductions)                              183            303
                                                                -------        -------

Interest and Debt Expense
  Interest on Long-Term Debt                                        928            931
  Other Interest Charges                                             71             89
  Amortization of Debt Expense                                       79             54
                                                                -------        -------
       Total Interest and Debt Expense                            1,078          1,074
                                                                -------        -------

Net Income Before Preferred Dividends                             1,776          1,495
Preferred Stock Dividend Requirement                                  9              9
                                                                -------        -------
Net Income Applicable to Common Stockholders                    $ 1,767        $ 1,486
                                                                =======        =======

Weighted Average Common Shares Outstanding                        4,595          4,583
                                                                =======        =======

Basic and Fully Diluted Earnings Per Average Common Share       $  0.38        $  0.32
                                                                =======        =======

Dividends Per Common Share                                      $0.2925        $0.2865
                                                                =======        =======


   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                For the Six Months Ended June 30, 1999 and 1998
                        (In thousands, except share data)

                                                                  1999            1998
                                                              (UNAUDITED)     (UNAUDITED)
                                                              -----------     -----------
Operating Revenues                                              $ 18,767        $ 17,750
                                                                --------        --------

Operating Expenses
  Operation and Maintenance                                        7,881           7,854
  Depreciation                                                     2,091           1,895
  Federal and State Income Taxes                                   1,789           1,418
  Municipal Taxes                                                  1,727           1,685
  Payroll Taxes                                                      285             307
                                                                --------        --------
       Total Operating Expenses                                   13,773          13,159
                                                                --------        --------

Utility Operating Income                                           4,994           4,591
                                                                --------        --------

Other Income (Deductions)
  Interest                                                            59              55
  Allowance for Funds Used During Construction                       232             249
  Gain on Sale of Property                                            41             207
  Non-Water Sales Earnings                                            98              85
  Miscellaneous Income (Deductions)                                   (4)            (11)
  Taxes on Other Income                                              (40)           (120)
                                                                --------        --------
       Total Other Income (Deductions)                               386             465
                                                                --------        --------

Interest and Debt Expense
  Interest on Long-Term Debt                                       1,856           1,806
  Other Interest Charges                                             138             251
  Amortization of Debt Expense                                       133             102
                                                                --------        --------
       Total Interest and Debt Expense                             2,127           2,159
                                                                --------        --------

Net Income Before Preferred Stock                                  3,253           2,897
Preferred Stock Dividend Requirement                                  19              19
                                                                --------        --------
Net Income Applicable to Common Stockholders                    $  3,234        $  2,878
                                                                ========        ========

Weighted Average Common Shares Outstanding                         4,591           4,582
                                                                ========        ========

Basic and Fully Diluted Earnings Per Average Common Share       $   0.70        $   0.63
                                                                ========        ========

Dividends Per Common Share                                      $ 0.5824        $ 0.5731
                                                                ========        ========


   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
               For the Twelve Months Ended June 30, 1999 and 1998
                        (In thousands, except share data)

                                                                  1999            1998
                                                              (UNAUDITED)     (UNAUDITED)
                                                              -----------     -----------
Operating Revenues                                              $ 39,524        $ 37,911
                                                                --------        --------

Operating Expenses
  Operation and Maintenance                                       16,234          15,566
  Depreciation                                                     4,096           3,684
  Federal and State Income Taxes                                   4,397           4,123
  Municipal Taxes                                                  3,498           3,336
  Payroll Taxes                                                      495             548
                                                                --------        --------
       Total Operating Expenses                                   28,720          27,257
                                                                --------        --------

Utility Operating Income                                          10,804          10,654
                                                                --------        --------

Other Income (Deductions)
  Interest                                                           144             129
  Allowance for Funds Used During Construction                       459             510
  Gain on Sale of Property                                           309             220
  Non-Water Sales Earnings                                           201             178
  Miscellaneous Income (Deductions)                                  (30)            (72)
  Taxes on Other Income                                             (182)           (162)
                                                                --------        --------
       Total Other Income (Deductions)                               901             803
                                                                --------        --------

Interest and Debt Expense
  Interest on Long-Term Debt                                       3,714           3,553
  Other Interest Charges                                             359             645
  Amortization of Debt Expense                                       242             197
                                                                --------        --------
       Total Interest and Debt Expense                             4,315           4,395
                                                                --------        --------

Net Income Before Preferred Dividend                               7,390           7,062
Preferred Stock Dividend Requirement                                  38              38
                                                                --------        --------
Net Income Applicable to Common Stockholders                    $  7,352        $  7,024
                                                                ========        ========

Weighted Average Common Shares Outstanding                         4,587           4,578
                                                                ========        ========

Basic and Fully Diluted Earnings Per Average Common Share       $   1.60        $   1.53
                                                                ========        ========

Dividends Per Common Share                                      $ 1.1620        $ 1.1466
                                                                ========        ========


   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                        (In thousands, except share data)


                For the Three Months Ended June 30, 1999 and 1998

                                                                           1999          1998
                                                                       (UNAUDITED)   (UNAUDITED)
                                                                       -----------   -----------
Balance at Beginning of Period                                           $15,434       $13,662
Net Income                                                                 1,776         1,495
                                                                         -------       -------
                                                                          17,210        15,157
                                                                         -------       -------

Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share                             3             3
     Cumulative Preferred, Series $.90, $.225 per share                        6             6
     Common Stock - 1999 $0.2925 per share; 1998 $0.2865 per share         1,344         1,313
                                                                         -------       -------
                                                                           1,353         1,322
                                                                         -------       -------

Balance at End of Period                                                 $15,857       $13,835
                                                                         =======       =======




                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Balance at Beginning of Period                                           $15,297       $13,583
Net Income                                                                 3,253         2,897
                                                                         -------       -------
                                                                          18,550        16,480
                                                                         -------       -------

Dividends Declared:
     Cumulative Preferred, Class A, $.40 per share                             6             6
     Cumulative Preferred, Series $.90, $.45 per share                        13            13
     Common Stock - 1999 $0.5824 per share; 1998 $0.5731 per share         2,674         2,626
                                                                         -------       -------
                                                                           2,693         2,645
                                                                         -------       -------

Balance at End of Period                                                 $15,857       $13,835
                                                                         =======       =======




               FOR THE TWELVE MONTHS ENDED JUNE 30, 1999 AND 1998

Balance at Beginning of Period                                           $13,835       $12,060
Net Income                                                                 7,390         7,062
                                                                         -------       -------
                                                                          21,225        19,122
                                                                         -------       -------

Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share                            12            12
     Cumulative Preferred, Series $.90, $.90 per share                        26            26
     Common Stock - 1999 $1.1620 per share; 1998 $1.1466 per share         5,330         5,249
                                                                         -------       -------
                                                                           5,368         5,287
                                                                         -------       -------

Balance at End of Period                                                 $15,857       $13,835
                                                                         =======       =======


   The accompanying notes are an integral part of these financial statements.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 1998
                                 (In thousands)


                                                                                        1999            1998
                                                                                    (UNAUDITED)     (UNAUDITED)
                                                                                    -----------     -----------
Operating Activities:
  Net Income Before Preferred Dividends                                               $  3,253        $  2,897
                                                                                      --------        --------

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $61 in 1999, $63 in 1998 charged to other accounts)          2,152           1,958
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues             268            (557)
      (Increase) Decrease in Other Current Assets                                           36              59
      (Increase) Decrease in Other Non-Current Items                                      (160)           (327)
      Increase (Decrease) in Accounts Payable, Accrued Expenses and
        Other Current Liabilities                                                       (1,913)         (1,935)
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net                                                        457             477
                                                                                      --------        --------
          Total Adjustments                                                                840            (325)
                                                                                      --------        --------

          Net Cash Provided by (Used for) Operating Activities                           4,093           2,572
                                                                                      --------        --------

Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $232 in 1999 and $249 in 1998)                          (3,180)         (3,031)
                                                                                      --------        --------

Financing Activities:
  Proceeds from Interim Bank Loans                                                       4,546           4,129
  Repayment of Interim Bank Loans                                                       (1,895)         (8,811)
  Proceeds from Issuance of Common Stock                                                    87              93
  Net Proceeds from Issuance of Long-Term Debt                                               0          18,000
  Repayment of Long-Term Debt                                                             (232)        (10,030)
  Advances, Contributions and Funds From Others for Construction, Net                      317             472
  Costs Incurred to Issue Long-Term Debt, Preferred Stock, and Common Stock                 (1)         (1,098)
  Cash Dividends Paid                                                                   (2,693)         (2,645)
                                                                                      --------        --------
          Net Cash Provided by (Used for) Financing Activities                             129             110
                                                                                      --------        --------

Net Increase (Decrease) in Cash                                                          1,042            (349)
Cash at Beginning of Year                                                                  128             447
                                                                                      --------        --------

Cash at End of Period                                                                 $  1,170        $     98
                                                                                      ========        ========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                             $  1,986        $  2,476
    Income Taxes                                                                      $  1,770        $  1,795


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

2. On April 16, 1999 Gallup Water Service, Inc. ("Gallup") was merged with and into the Company through the issuance of 47,826 shares of Connecticut Water Service, Inc. which were exchanged for substantially all of the outstanding common shares of Gallup. The merger has been accounted for as a pooling-of-interests. Accordingly, the Company's financial statements have been restated to include the results of Gallup for all periods presented.

         The combined and separate results of the Company and Gallup during the periods preceding and after the merger were as follows:

                            (In thousands of Dollars)

                                                         June 30
                                        -------------------------------------------
                                        Three Months    Six Months    Twelve Months
                                            Ended          Ended          Ended
                                        ------------    ----------    -------------
Operating Revenues

1999
 Connecticut Water Service
  Consolidated                             $ 9,621        $18,479        $38,935
 Gallup Water Service, Inc.                    145            288            589
                                           -------        -------        -------

Combined                                   $ 9,766        $18,767        $39,524
                                           -------        =======        =======

1998
 Connecticut Water Service
  Consolidated                             $ 8,796        $17,468        $37,324
 Gallup Water Service, Inc.                    146            282            587
                                           -------        -------        -------

Combined                                   $ 8,942        $17,750        $37,911
                                           =======        =======        =======

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


                                                         June 30
                                        -------------------------------------------
                                        Three Months    Six Months    Twelve Months
                                            Ended          Ended          Ended
                                        ------------    ----------    -------------
Net Income Applicable
    to Common Stockholders

1999
 Connecticut Water Service
  Consolidated                            $ 1,790        $ 3,242         $ 7,319
 Gallup Water Service, Inc.                   (23)            (8)             33
                                          -------        -------         -------

Combined                                  $ 1,767        $ 3,234         $ 7,352
                                          =======        =======         =======

1998
 Connecticut Water Service
  Consolidated                            $ 1,470        $ 2,850         $ 6,977
 Gallup Water Service, Inc.                    16             28              47
                                          -------        -------         -------

Combined                                  $ 1,486        $ 2,878         $ 7,024
                                          =======        =======         =======


3. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed on the following page:

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY




                                                          3 Months Ended                        12 Months Ended
                                                     ------------------------      ----------------------------------------
                                                      6/30/99        6/30/98        6/30/99         6/30/98        12/31/98
                                                     ---------      ---------      ---------       ---------      ---------
Common Shares Outstanding:
               January 1, 1998                            --             --             --              --        4,575,462
               July 1, 1998 & 1997
                  respectively                            --                       4,583,616       4,573,478           --
               April 1, 1999 & 1998
                  respectively                       4,594,676      4,583,075           --              --             --
Common Shares Issued:
               To CSE - September 15, 1997                --             --             --                61           --
               To 401-K - September 30, 1997              --             --             --             1,002           --
               To CSE - December 15, 1997                 --             --             --                57           --
               To 401-K - December 31, 1997               --             --             --               864           --
               To PSP - February 18, 1998                 --             --             --             6,921          6,921
               To CSE - March 15, 1998                    --             --             --               102            102
               To 401-K - March 30, 1998                  --             --             --               590            590
               To CSE - June 15, 1998                     --               95           --                95             95
               To 401-K - June 30, 1998                   --              446           --               446            446
               Liquidation of Fractional Shares           --             --             (587)           --             (587)
               To CSE - September 15, 1998                --             --               82            --               82
               To 401-K - September 30, 1998              --             --              528            --              528
               To CSE - December 15, 1998                 --             --               81            --               81
               To 401-K - December 31, 1998               --             --              391            --              391
               To PSP - March 1, 1999                     --             --           10,418            --             --
               To CSE - March 15, 1999                    --             --              147            --             --
               To CSE - June 15, 1999                      139           --              139            --             --
                                                    ----------     ----------     ----------      ----------     ----------
Common Shares Outstanding:
               June 30, 1999 & 1998
                 respectively                        4,594,815      4,583,616      4,594,815       4,583,616
                                                    ==========     ==========     ==========      ==========
               December 31, 1998                                                                                  4,584,111
                                                                                                                  =========
Weighted Average Common Shares Outstanding:
               Days outstanding basis*               4,594,700      4,583,097      4,587,387       4,578,150      4,582,976
                                                    ==========     ==========     ==========      ==========     ==========


* Basic and Fully diluted are the same. The share amounts above have been restated by 47,826 shares due to the pooling of interest required for the Gallup Water Service, Inc. acquisition.

PSP   = Performance Stock Program
401-K = Company contribution to employees' 401-K savings plan
CSE   = Common Stock Equivalents

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY


PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

LIQUIDITY AND CORPORATE RESOURCES

               At June 30, 1999 the Company had $4,454,000 of unused lines of interim bank loan credit available.

RESULT OF OPERATIONS

               THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

               Net income applicable to common stock for the three months ended June 30, 1999 increased from that of June 30, 1998 by $281,000, or $.06, per average common share. The increase in net income resulted from a $405,000 increase in operating income, partially offset by a $120,000 decrease in other income and deductions and a $4,000 increase in interest and debt expense.

               The increase in operating income is due to a 9.2% increase in operating revenues, partially offset by a 6.3% increase in operating expenses.

               The increase in operating revenues is a result of higher than average customer water consumption due to the dry, hot weather in June 1999.

               The increase in operating expenses is primarily due to increased income taxes as a result of the higher taxable income.

               The decrease in other income and deductions is primarily due to a lower level of real estate land sales in 1999 as compared to 1998.

               THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

               Net income applicable to common stock for the six months ended June 30, 1999 increased from that of June 30, 1998 by $356,000. The improvement in net income resulted from a $403,000 increase in operating income and $32,000 decrease in interest and debt expense, partially offset by a $79,000 decrease in other income.

               The 5.7% increase in operating revenues is primarily due to higher than average water consumption as a result of the dry, hot weather in June 1999.

               The 4.7% increase in operating expenses is primarily due to higher income taxes as a result of the higher taxable income and higher depreciation and municipal tax expense as a result of the Company's increasing investment in utility plant.

               The decrease in other income is primarily due to a lower level of real estate sales in 1999 as compared to 1998.

                 CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARY

YEAR 2000

               Like many organizations, the Company has evaluated and continues to respond to its exposure to the Year 2000 problem. In general terms, the problem arises from the fact that many existing computer systems and other equipment containing date-sensitive embedded technology (including non-information technology equipment and systems) use only two digits to identify a year in the date field, with the assumption that the first two digits of the year are always "19". As a result, such systems may misinterpret dates after December 31, 1999, which may result in miscalculations, other malfunctions or the total failure of such systems. Additional problems arise from the fact that the Year 2000 is a special case leap year. Because the Company is dependent upon the proper functioning of computer systems and other equipment containing date-sensitive embedded technology, a failure of such systems and equipment to be Year 2000 compliant could have a material adverse effect on the Company. If not remedied, potential risks include business interruption or shutdown, financial loss, regulatory actions and legal liability.

               Last year the Company established a team of senior managers to address the Year 2000 problem. This team has evaluated the Company's exposure to the Year 2000 problem and has prepared, and is executing a plan for managing the risks and costs associated therewith. The DPUC has reviewed the readiness of nine utilities, of which the Company is one.

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

               Since 1996, the Company has been implementing a new Management Information System (MIS) encompassing operational and administrative applications. In addition to enhanced customer service technology and increased administrative and operational efficiencies, the new system is certified to be Year 2000 compliant. The integration of the new system is now complete. The costs of implementing the new system totalled approximately $2 million, which the Company has capitalized. The Company has done internal testing of the MIS and has completed its Year 2000 testing of MIS. The Company has found no indication that the MIS is not Year 2000 compliant as certified by its software or hardware vendors.

               The Company also has evaluated the Year 2000 compliance of systems and equipment which are not linked to the MIS and has identified the items that could be impacted by the Year 2000 problem. Once the Company determined that an item may present a Year 2000 problem, the Company contacted the supplier to obtain adequate assurance that it is Year 2000 compliant or determined and addressed any non-compliance. In addition, wherever practical, the Company independently tested the item for compliance. The Company has obtained supplier compliance certification for substantially all of our items that it has inventoried as potentially non-compliant. The Company is in the process of all repairs and replacing non-compliant systems and equipment. It is currently 95% done with this stage and anticipates completion by October 1, 1999.

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

               Due to the uncertainties presented by such third party Year 2000 problems, and the possibility that, despite its efforts, the Company is unsuccessful in preparing its internal systems and equipment for the Year 2000,the Company has prepared contingency plans for dealing with the most reasonably likely worst case scenario. Such plans include manual back-ups for crucial automated systems, the use of electrical generators capable of sustaining operations through a power failure, and enhanced transition-period staffing to compensate for automation and communication failures. The Company expects to have all contingency systems in place and fully tested by the third quarter of 1999. As the Company already has extensive disaster-contingency systems in place, it does not believe that the cost of preparing or effecting Year 2000 contingency plans will be material.

               The Company does not believe that the costs of addressing the Year 2000 problem, excluding the costs of the MIS, will be material to the Company's financial condition. The Company anticipates spending approximately $300,000 for affecting its Year 2000 program in 1999. The Company has funded, and expects to continue to fund, the costs of its Year 2000 efforts through its operating cash flow.

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

                                                 Connecticut Water Service, Inc.
                                                           (Registrant)



Date: August 13, 1999                            By  /s/ David C. Benoit
                                                     ------------------------

                                                     David C. Benoit
                                                     Vice President - Finance




Date: August 13, 1999                            By: /s/ Peter J. Bancroft
                                                     ------------------------

                                                     Peter J. Bancroft
                                                     Assistant Treasurer