Form 10-Q
period 1999-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 1999-11-12
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999 OR


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


                                 Not Applicable
(Former name, address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.           Yes    X      No
                                                  -----        -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a count.                        Yes           No
                                                  -----        -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                    4,838,688
        Number of shares of common stock outstanding, September 30, 1999

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                Financial Report
                           September 30, 1999 and 1998



                                TABLE OF CONTENTS

PART I, ITEM 1:  FINANCIAL STATEMENTS
Consolidated Balance Sheets at September 30, 1999
    and December 31, 1998                                            Page 3

Consolidated Statements of Capitalization at
    September 30, 1999 and December 31, 1998                         Page 4

Consolidated Statements of Income for Three Months
    Ended September 30, 1999 and 1998                                Page 5

Consolidated Statements of Income for Nine Months
    Ended September 30, 1999 and 1998                                Page 6

Consolidated Statements of Income for Twelve Months
    Ended September 30, 1999 and 1998                                Page 7

Consolidated Statements of Retained Earnings for Three
    Months Ended September 30, 1999 and 1998                         Page 8

Consolidated Statements of Retained Earnings for Nine
    Months Ended September 30, 1999 and 1998                         Page 8

Consolidated Statements of Retained Earnings for Twelve
  Months Ended September 30, 1999 and 1998                           Page 8

Consolidated Statements of Cash Flows for Nine Months
    Ended September 30, 1999 and 1998                                Page 9

Notes to Consolidated Financial Statements                          Page 10

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                  Page 13-16

PART II, ITEM 6: Report on Form 8-K                                 Page 16

Signature Page                                                      Page 17



Note:
       The financial statements have been restated to reflect the acquisitions of Crystal Water Utilities, Inc., and Gallup Water Service, Inc., as explained in Footnote 2 of the Notes to Consolidated Financial Statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   At September 30, 1999 and December 31, 1998
                                 (In thousands)

                                                                       SEPTEMBER 30,
                                                                           1999             DEC. 31,
ASSETS                                                                  (UNAUDITED)           1998
                                                                       -------------       ---------
Utility Plant
  Utility Plant                                                         $ 237,652          $ 232,715
  Construction Work in Progress                                             5,645              4,459
  Utility Plant Acquisition Adjustments                                    (1,274)            (1,274)
                                                                        ---------          ---------
                                                                          242,023            235,900
  Accumulated Provision for Depreciation                                  (63,261)           (59,715)
                                                                        ---------          ---------
    Net Utility Plant                                                     178,762            176,185
                                                                        ---------          ---------

Investments                                                                 2,171              2,166
                                                                        ---------          ---------

Current Assets
  Cash                                                                      1,936                372
  Accounts Receivable (Less Allowance, 1999- $315; 1998 - $295)             9,877              8,141
  Prepayments and Other Current Assets                                      1,752                974
                                                                        ---------          ---------
    Total Current Assets                                                   13,565              9,487
                                                                        ---------          ---------
Deferred Charges and Regulatory Assets
  Unamortized Debt Issuance Expense                                         5,777              5,968
  Income Taxes                                                              9,937              9,859
  Postretirement Benefits Other Than Pension                                1,100              1,150
  Other Costs                                                               1,150              1,140
                                                                        ---------          ---------
    Total Deferred Charges                                                 17,964             18,117
                                                                        ---------          ---------

      TOTAL ASSETS                                                      $ 212,462          $ 205,955
                                                                        =========          =========

CAPITALIZATION AND LIABILITIES

Capitalization (See accompanying statements)
  Common Stockholders' Equity                                           $  62,402          $  60,326
  Preferred Stock                                                             772                772
  Long-Term Debt                                                           65,476             65,611
                                                                        ---------          ---------
    Total Capitalization                                                  128,650            126,709
                                                                        ---------          ---------
Current Liabilities
  Current Portion of Long Term Debt                                           170                419
  Interim Bank Loans Payable                                                5,410              1,895
  Accounts Payable and Accrued Taxes and Interest                           7,222              8,045
  Other                                                                     2,848              2,538
                                                                        ---------          ---------
    Total Current Liabilities                                              15,650             12,897
                                                                        ---------          ---------
Long-Term Liabilities
  Advances for Construction                                                16,661             15,273
  Contributions in Aid of Construction                                     22,977             22,944
  Deferred Federal Income Taxes                                            16,088             15,601
  Unfunded Future Income Taxes                                              9,310              9,309
  Unfunded Postretirement Benefits Other Than Pension                       1,100              1,150
  Unamortized Investment Tax Credits                                        2,026              2,072
                                                                        ---------          ---------
    Total Long-Term Liabilities                                            68,162             66,349
                                                                        ---------          ---------

      TOTAL CAPITALIZATION AND LIABILITIES                              $ 212,462          $ 205,955
                                                                        =========          =========




   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   At September 30, 1999 and December 31, 1998
                        (In thousands, except share data)

                                                                                  SEPTEMBER 30,
                                                                                      1999             DEC. 31,
                                                                                   (UNAUDITED)           1998
                                                                                  -------------       ---------
Common Stockholders' Equity
  Common Stock Without Par Value; Authorized - 7,500,000 Shares;
    Shares Issued and Outstanding: 1999 - 4,838,688; 1998 - 4,828,147              $  45,934          $  45,788
    Stock Issuance Expense                                                            (1,385)            (1,385)
    Retained Earnings                                                                 17,853             15,923
                                                                                   ---------          ---------
        Total Common Stockholders' Equity                                             62,402             60,326
                                                                                   ---------          ---------
Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                          300                300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share               472                472
                                                                                   ---------          ---------
         Total Preferred Stock of Connecticut Water Service, Inc.                        772                772
                                                                                   ---------          ---------
Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      5.875% Series R, due 2022                                                       14,800             14,800
      6.65%  Series S, due 2020                                                        8,000              8,000
      5.75%  Series T, due 2028                                                        5,000              5,000
      5.3%   Series U, due 2028                                                        4,550              4,550
      6.94%  Series V, due 2029                                                       12,050             12,050
                                                                                   ---------          ---------
                                                                                      44,400             44,400
                                                                                   ---------          ---------
    Unsecured Water Facilities Revenue Refinancing Bonds
      5.05%  1998 Series A, due 2028                                                  10,000             10,000
      5.125% 1998 Series B, due 2028                                                   8,000              8,000
                                                                                   ---------          ---------
                                                                                      18,000             18,000
                                                                                   ---------          ---------
    Other
      5.5%   Unsecured Promissory Note                                                   108                132
                                                                                   ---------          ---------
  Crystal Water Utilities
      8.0%   Due 2017                                                                    135                137
      6.25%  Due 2015                                                                      0                 18
      7.82%  Due 2020                                                                    523                528
      8.0%   Due 2011                                                                  2,339              2,416
                                                                                   ---------          ---------
                                                                                       2,997              3,099
                                                                                   ---------          ---------
  Gallup Water Service
      9.58%  Due 1999                                                                      0                255
                                                                                   ---------          ---------

  Chester Realty
      6%     Due 2006                                                                    141                144
                                                                                   ---------          ---------
          TOTAL                                                                       65,646             66,030

    Less Current Portion of Long-Term Debt                                              (170)              (419)
                                                                                   ---------          ---------
        Total Long-Term Debt                                                          65,476             65,611
                                                                                   ---------          ---------

          TOTAL CAPITALIZATION                                                     $ 128,650          $ 126,709
                                                                                   =========          =========




   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   1999              1998
                                                                (UNAUDITED)       (UNAUDITED)
                                                                -----------       -----------
Operating Revenues                                                $ 12,892          $ 12,020
                                                                  --------          --------

Operating Expenses
  Operation and Maintenance                                          4,681             4,450
  Depreciation                                                       1,133             1,004
  Federal and State Income Taxes                                     2,222             1,919
  Other Taxes                                                        1,093             1,008
                                                                  --------          --------
       Total Operating Expenses                                      9,129             8,381

Utility Operating Income                                             3,763             3,639
                                                                  --------          --------
Other Income (Deductions)
  Interest                                                              15                37
  Allowance for Funds Used During Construction                          84               108
  Gain on Sale of Property                                              53                46
  Non-Water Sales Earnings                                               0                 8
  Miscellaneous Income (Deductions)                                     (8)              (15)
  Taxes on Other Income                                                (14)              (14)
                                                                  --------          --------
       Total Other Income (Deductions)                                 130               170
                                                                  --------          --------
Interest and Debt Expense
  Interest on Long-Term Debt                                           984               994
  Other Interest Charges                                               128                92
  Amortization of Debt Expense                                          55                55
                                                                  --------          --------
       Total Interest and Debt Expense                               1,167             1,141
                                                                  --------          --------
Net Income Before Preferred Dividends                                2,726             2,668
Preferred Stock Dividend Requirement                                    10                10
                                                                  --------          --------
Net Income Applicable to Common Stockholders                      $  2,716          $  2,658
                                                                  ========          ========
Weighted Average Common Shares Outstanding                           4,839             4,828
                                                                  ========          ========
Basic and Fully Diluted Earnings Per Average Common Share         $   0.56          $   0.55
                                                                  ========          ========
Dividends Per Common Share                                        $   0.28          $   0.28
                                                                  ========          ========




   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             For the Nine Months Ended September 30, 1999 and 1998
                      (In thousands, except per share data)

                                                                   1999              1998
                                                                (UNAUDITED)       (UNAUDITED)
                                                                -----------       -----------
Operating Revenues                                                $ 32,575          $ 30,643
                                                                  --------          --------
Operating Expenses
  Operation and Maintenance                                         13,096            12,800
  Depreciation                                                       3,322             3,015
  Federal and State Income Taxes                                     4,051             3,368
  Other Taxes                                                        3,164             3,054
                                                                  --------          --------
       Total Operating Expenses                                     23,633            22,237
                                                                  --------          --------

Utility Operating Income                                             8,942             8,406
                                                                  --------          --------
Other Income (Deductions)
  Interest                                                              77                99
  Allowance for Funds Used During Construction                         316               357
  Gain on Sale of Property                                              94               253
  Non-Water Sales Earnings                                             132               127
  Miscellaneous Income (Deductions)                                    (13)              (28)
  Taxes on Other Income                                                (64)             (150)
                                                                  --------          --------
       Total Other Income (Deductions)                                 542               658
                                                                  --------          --------
Interest and Debt Expense
  Interest on Long-Term Debt                                         2,962             2,927
  Other Interest Charges                                               265               343
  Amortization of Debt Expense                                         191               159
                                                                  --------          --------
       Total Interest and Debt Expense                               3,418             3,429
                                                                  --------          --------
Net Income Before Preferred Stock                                    6,066             5,635
Preferred Stock Dividend Requirement                                    29                29
                                                                  --------          --------
Net Income Applicable to Common Stockholders                      $  6,037          $  5,606
                                                                  ========          ========

Weighted Average Common Shares Outstanding                           4,836             4,827
                                                                  ========          ========

Basic and Fully Diluted Earnings Per Average Common Share         $   1.25          $   1.16
                                                                  ========          ========

Dividends Per Common Share                                        $   0.85          $   0.83
                                                                  ========          ========




   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             For the Twelve Months Ended September 30, 1999 and 1998
                      (In thousands, except per share data)

                                                                    1999              1998
                                                                 (UNAUDITED)       (UNAUDITED)
                                                                 -----------       -----------
Operating Revenues                                                $ 42,235          $ 40,253
                                                                  --------          --------
Operating Expenses
  Operation and Maintenance                                         17,537            16,911
  Depreciation                                                       4,440             3,983
  Federal and State Income Taxes                                     4,772             4,289
  Other Taxes                                                        4,190             4,059
                                                                  --------          --------
       Total Operating Expenses                                     30,939            29,242
                                                                  --------          --------

Utility Operating Income                                            11,296            11,011
                                                                  --------          --------

Other Income (Deductions)
  Interest                                                             129               153
  Allowance for Funds Used During Construction                         435               462
  Gain on Sale of Property                                             316               267
  Non-Water Sales Earnings                                             253               173
  Miscellaneous Income (Deductions)                                    (27)              (75)
  Taxes on Other Income                                               (202)             (149)
                                                                  --------          --------
       Total Other Income (Deductions)                                 904               831
                                                                  --------          --------

Interest and Debt Expense
  Interest on Long-Term Debt                                         3,953             3,864
  Other Interest Charges                                               394               569
  Amortization of Debt Expense                                         247               224
                                                                  --------          --------
       Total Interest and Debt Expense                               4,594             4,657
                                                                  --------          --------

Net Income Before Preferred Dividend                                 7,606             7,185
Preferred Stock Dividend Requirement                                    38                38
                                                                  --------          --------
Net Income Applicable to Common Stockholders                      $  7,568          $  7,147
                                                                  ========          ========

Weighted Average Common Shares Outstanding                           4,834             4,825
                                                                  ========          ========

Basic and Fully Diluted Earnings Per Average Common Share         $   1.57          $   1.48
                                                                  ========          ========

Dividends Per Common Share                                        $   1.14          $   1.12
                                                                  ========          ========




   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                                            1999            1998
                                                                                                         (UNAUDITED)     (UNAUDITED)
                                                                                                         -----------     -----------
Balance at Beginning of Period                                                                             $16,569         $14,451
Net Income                                                                                                   2,726           2,668
                                                                                                           -------         -------
                                                                                                            19,295          17,119
                                                                                                           -------         -------

Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share                                                               3               3
     Cumulative Preferred, Series $.90, $.225 per share                                                          7               7
     Common Stock - 1999 $0.28 per share; 1998 $0.28 per share                                               1,432           1,328
                                                                                                           -------         -------
                                                                                                             1,442           1,338
                                                                                                           -------         -------

Balance at End of Period                                                                                   $17,853         $15,781
                                                                                                           =======         =======




                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Balance at Beginning of Period                                                                             $15,923         $14,189
Net Income                                                                                                   6,066           5,635
                                                                                                           -------         -------
                                                                                                            21,989          19,824
                                                                                                           -------         -------

Dividends Declared:
     Cumulative Preferred, Class A, $.40 per share                                                               9               9
     Cumulative Preferred, Series $.90, $.45 per share                                                          20              20
     Common Stock - 1999 $0.85 per share; 1998 $0.83 per share                                               4,107           4,014
                                                                                                           -------         -------
                                                                                                             4,136           4,043
                                                                                                           -------         -------

Balance at End of Period                                                                                   $17,853         $15,781
                                                                                                           =======         =======




                                      FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Balance at Beginning of Period                                                                             $15,781         $14,014
Net Income                                                                                                   7,606           7,185
                                                                                                           -------         -------
                                                                                                            23,387          21,199
                                                                                                           -------         -------

Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share                                                              12              12
     Cumulative Preferred, Series $.90, $.90 per share                                                          26              26
     Common Stock - 1999 $1.14 per share; 1998 $1.12 per share                                               5,496           5,380
                                                                                                           -------         -------
                                                                                                             5,534           5,418
                                                                                                           -------         -------

Balance at End of Period                                                                                   $17,853         $15,781
                                                                                                           =======         =======



   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1999 and 1998

                                 (In thousands)

                                                                                          1999              1998
                                                                                       (UNAUDITED)       (UNAUDITED)
Operating Activities:
  Net Income Before Preferred Dividends                                                 $  6,066          $  5,635
                                                                                        --------          --------
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $93 in 1999, $95 in 1998 charged to other accounts)            3,415             3,110
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues            (1,736)           (1,679)
      (Increase) Decrease in Other Current Assets                                           (778)             (965)
      (Increase) Decrease in Other Non-Current Items                                          99              (104)
      Increase (Decrease) in Accounts Payable, Accrued Expenses and
        Other Current Liabilities                                                           (513)             (775)
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net                                                          441               855
                                                                                        --------          --------
          Total Adjustments                                                                  928               442
                                                                                        --------          --------

          Net Cash Provided by (Used for) Operating Activities                             6,994             6,077
                                                                                        --------          --------

Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $316 in 1999 and $357 in 1998)                            (6,156)           (5,295)
                                                                                        --------          --------

Financing Activities:
  Proceeds from Interim Bank Loans                                                         5,410             5,018
  Repayment of Interim Bank Loans                                                         (1,895)           (8,811)
  Proceeds from Issuance of Common Stock                                                     182                53
  Net Proceeds from Issuance of Long-Term Debt                                                 0            18,000
  Repayment of Long-Term Debt                                                               (384)          (10,186)
  Advances, Contributions and Funds From Others for Construction, Net                      1,585               916
  Costs Incurred to Issue Long-Term Debt, Preferred Stock, and Common Stock                  (36)           (1,147)
  Cash Dividends Paid                                                                     (4,136)           (4,043)
                                                                                        --------          --------
          Net Cash Provided by (Used for) Financing Activities                               726              (200)
                                                                                        --------          --------

Net Increase (Decrease) in Cash                                                            1,564               582
Cash at Beginning of Year                                                                    372               780
                                                                                        --------          --------

Cash at End of Period                                                                   $  1,936          $  1,362
                                                                                        ========          ========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                               $  2,912          $  3,417
    Income Taxes                                                                        $  2,723          $  2,460



   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. (Connecticut Water or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on 10-K.

         The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

2. During 1999 Connecticut Water acquired two companies which have been accounted for as pooling-of-interests. Accordingly, Connecticut Water's financial statements have been restated to include the results of the acquired companies for all periods presented.

         On April 16, 1999 Gallup Water Service, Inc. ("Gallup") was merged with and into Connecticut Water through the issuance of 47,826 shares of Connecticut Water Service, Inc., which were exchanged for all of the outstanding common shares of Gallup.

         On September 29, 1999 Crystal Water Utilities Corporation ("Crystal") was merged with and into Connecticut Water through the issuance of 244,508 shares of Connecticut Water Service, Inc., which were exchanged for all of the outstanding common shares of Crystal.

         The combined and separate results of Connecticut Water, Gallup and Crystal during the periods preceding and after the merger were as follows:

                            (In thousands of Dollars)

                                                     September 30
                                   ------------------------------------------------
                                   Three Months      Nine Months      Twelve Months
                                      Ended             Ended             Ended
                                      -----             -----             -----
Operating Revenues

1999
 Connecticut Water                   $12,185           $30,664           $39,728
 Gallup                                  185               473               623
 Crystal                                 522             1,438             1,884
                                     -------           -------           -------

Combined                             $12,892           $32,575           $42,235
                                     =======           =======           =======

1998
 Connecticut Water                   $11,392           $28,860           $37,861
 Gallup                                  151               433               586
 Crystal                                 477             1,350             1,806
                                     -------           -------           -------

Combined                             $12,020           $30,643           $40,253
                                     =======           =======           =======

                  CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                                     September 30
                                   ------------------------------------------------
                                   Three Months      Nine Months      Twelve Months
                                      Ended             Ended             Ended
                                      -----             -----             -----
Net Income Applicable
    to Common Stockholders

1999
 Connecticut Water                  $ 2,574           $ 5,818           $ 7,296
 Gallup                                 (21)              (29)               (9)
 Crystal                                163               248               281
                                    -------           -------           -------

Combined                            $ 2,716           $ 6,037           $ 7,568
                                    =======           =======           =======

1998
 Connecticut Water                  $ 2,600           $ 5,450           $ 6,923
 Gallup                                  21                49                58
 Crystal                                 37               107               166
                                    -------           -------           -------

Combined                            $ 2,658           $ 5,606           $ 7,147
                                    =======           =======           =======




3. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed on the following page:

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                                                                                     12 Months Ended
                                                                 3 Months Ended           ---------------------------------------
                                                              9/30/99       9/30/98        9/30/99       9/30/98       12/31/98
                                                             ----------    ----------     ----------    ----------     ----------
Common Shares Outstanding:
         January 1, 1998                                             --            --             --            --      4,819,970
         October 1, 1998 & 1997
            respectively                                             --                    4,828,147     4,819,049             --
         July 1, 1999 & 1998
            respectively                                      4,838,563     4,828,124             --            --             --
Common Shares Issued:
         To CSE - December 15, 1997                                  --            --             --            57             --
         To 401-K - December 31, 1997                                --            --             --           864             --
         To PSP - February 18, 1998                                  --            --             --         6,921          6,921
         To CSE - March 15, 1998                                     --            --             --           102            102
         To 401-K - March 30, 1998                                   --            --             --           590            590
         To CSE - June 15, 1998                                      --            --             --            95             95
         To 401-K - June 30, 1998                                    --            --             --           446            446
         Liquidation of Fractional Shares                            --          (587)            --          (587)          (587)
         To CSE - September 15, 1998                                 --            82             --            82             82
         To 401-K - September 30, 1998                               --           528             --           528            528
         To CSE - December 15, 1998                                  --            --             81            --             81
         To 401-K - December 31, 1998                                --            --            391            --            391
         To PSP - March 1, 1999                                      --            --          9,658            --             --
         To CSE - March 15, 1999                                     --            --            147            --             --
         To CSE - June 15, 1999                                      --            --            139            --             --
         To CSE - September 15, 1999                                125            --            125            --             --
                                                             ----------    ----------     ----------    ----------     ----------

Common Shares Outstanding:
         September 30, 1999 & 1998
           respectively                                       4,838,688     4,828,147      4,838,688     4,828,147
                                                             ==========    ==========     ==========    ==========
         December 31, 1998                                                                                              4,828,619
                                                                                                                       ==========
Weighted Average Common Shares Outstanding:
         Days outstanding basis*                              4,838,585     4,828,061      4,834,294     4,825,191      4,827,484
                                                             ==========    ==========     ==========    ==========     ==========

* Basic and Fully diluted are the same. The share amounts above have been restated by 47,826 shares for the acquisition of The Gallup Water Service, Inc. and 244,508 shares for the acquisition of Crystal Water Utilities Corporation due to pooling of interests accounting.

PSP   =  Performance Stock Program

401-K = Company contribution to employees' 401-K savings plan

CSE   = Common Stock Equivalents

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

LIQUIDITY AND CORPORATE RESOURCES

         At September 30, 1999 the Company had $3,590,000 of unused lines of interim bank loan credit available.

RESULT OF OPERATIONS

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended September 30, 1999 increased from that of September 30, 1998 by $58,000, or $.01, per average common share. The increase in net income resulted from a $124,000 increase in operating income, partially offset by a $40,000 decrease in other income and deductions and a $26,000 increase in interest and debt expense.

         The increase in operating income is due to $872,000 or a 7.3% increase in operating revenues, partially offset by a $748,000 or 8.9% increase in operating expenses.

         The increase in operating revenues is a result of higher than average customer water consumption brought on by the extremely dry, hot weather in July and August 1999.

         The increase in operating expenses is primarily due to increased income taxes as a result of the higher taxable income, higher operation costs related to the production and supply of the additional water consumed by customers, and higher depreciation and property tax expense resulting from the Company's increased investments in utility plant.

         The decrease in other income and deductions is partially due to the completion of a major capital project in late 1998, which generated an overall higher level of Allowance for Funds Used During Construction in 1998 as compared to 1999.

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the nine months ended September 30, 1999 increased from that of September 30, 1998 by $432,000 or $.09 a share. The higher net income resulted from a $536,000 increase in operating income and $12,000 decrease in interest and debt expense, partially offset by a $116,000 decrease in other income.

         The $1,932,000 or 6.3% increase in operating revenues is primarily due to higher than average water consumption resulting from the extremely hot and dry weather in June, July and August 1999.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The $1,396,000 or 6.3% increase in operating expenses is primarily due to higher income taxes as a result of the higher taxable income, higher depreciation and municipal property tax expense as a result of the Company's increasing investment in utility plant and higher operation costs related to the production and supply of the additional water consumed by customers.

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

         Last year the Company established a team of senior managers to address the Year 2000 problem. This team has evaluated the Company's exposure to the Year 2000 problem and has prepared, and is executing a plan for managing the risks and costs associated therewith. The Connecticut Department of Public Utility Control (DPUC) has reviewed the readiness of nine Connecticut utilities, including the Company. The DPUC review found no significant deficiencies.

         The Company's general process of addressing the Year 2000 problem can be broken down into the following steps: (a) inventorying systems, equipment and other items (including those of third parties) that potentially present a Year 2000 problem, (b) assigning priorities to identified items, (c) assessing the Year 2000 compliance of the items determined to be material to the Company through internal testing and outside certification,(d) repairing or replacing items determined to be non-compliant, and (e) designing and implementing contingency plans around items that are identified to be subject to a Year 2000 problem but unable to be tested or otherwise determined to be compliant.

         Since 1996, the Company has been implementing a new Management Information System (MIS) encompassing operational and administrative applications. In addition to enhanced customer service technology and increased administrative and operational efficiencies, the new system is certified to be Year 2000 compliant. The integration of the new system is now complete. The costs of implementing the new system totaled approximately $2 million, which the Company has capitalized. The Company has done internal testing of the MIS and has completed its Year 2000 testing of MIS. The Company has found no indication that the MIS is not Year 2000 compliant as certified by its software or hardware vendors.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

         The Company also has evaluated the Year 2000 compliance of systems and equipment which are not linked to the MIS and has identified the items that could be impacted by the Year 2000 problem. Once the Company determined that an item may present a Year 2000 problem, the Company contacted the supplier to obtain adequate assurance that it is Year 2000 compliant or determined and addressed any non-compliance. In addition, wherever practical, the Company independently tested the item for compliance. The Company has obtained supplier compliance certification for substantially all of our items that it has inventoried as potentially non-compliant. The Company has substantially completed all repairs and replaced non-compliant systems and equipment.

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

         Due to the uncertainties presented by such third party Year 2000 problems, and the possibility that, despite its efforts, the Company is unsuccessful in preparing its internal systems and equipment for the Year 2000,the Company has prepared contingency plans for addressing the most reasonably likely worst case scenario. Such plans include manual back-ups for crucial automated systems, the use of electrical generators capable of sustaining operations through a power failure, and enhanced transition-period staffing to compensate for automation and communication failures. The Company has virtually all contingency systems in place and fully tested. As the Company already has extensive disaster-contingency plans in place, it does not believe that the cost of preparing or effecting Year 2000 contingency plans will be material.

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

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

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

PART II, ITEM 6: REPORT ON FORM 8-K

(1)      Report on Form 8-K

         The Company filed the following report on Form 8-K during the quarter ended September 30, 1999; which related to the Company's new acquisition of Crystal Water Utilities Corporation.

                  Current report on Form 8-K dated September 29, 1999, filed on October 5, 1999, reporting item 5 (Other Information).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Connecticut Water Service, Inc.
                                                 (Registrant)

Date: November 5, 1999             By  /s/ David C. Benoit
                                       --------------------------------
                                           David C. Benoit
                                           Vice President - Finance

Date: November 5, 1999             By: /s/ Peter J. Bancroft
                                       --------------------------------
                                           Peter J. Bancroft
                                           Assistant Treasurer