Form 10-K
period 1999-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2000-03-13
CIK 276209

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (860) 669-8636

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                  -----------------------------------------
                     NONE                                       NOT APPLICABLE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  COMMON STOCK
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting Common Stock, computed on the price of such stock at the close of business on March 1, 2000 is $142,428,000.

                                   4,828,075

          NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, MARCH 1, 2000
               (EXCLUDING 15,748 COMMON STOCK EQUIVALENT SHARES)

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                         PART OF FORM 10-K INTO WHICH
                   DOCUMENT                                DOCUMENT IS INCORPORATED
                   --------                              ----------------------------
  Definitive Proxy Statement, dated March 18,                      Part III
2000, for Annual Meeting of Shareholders to be
            held on April 28, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

a.   GENERAL DEVELOPMENT OF BUSINESS

     The Registrant, Connecticut Water Service, Inc. (the Company), is the parent company of three regulated water companies, which generate over 95% of the Company's consolidated net earnings. Our water companies supply water for residential, commercial, industrial and municipal purposes in 39 towns throughout the State of Connecticut. The Company and its subsidiaries represent the second largest investor-owned water system in Connecticut measured by of operating revenue and utility plant investment.

     The Company was organized in 1956 under the General Statutes of Connecticut as Suburban Water Service, Inc. and has been engaged in the business of acquiring and operating water companies through controlling stock ownership. In 1975, the Company changed its name to Connecticut Water Service, Inc. after acquiring all of the outstanding common stock of The Connecticut Water Company. The Company is a non-operating company whose income is derived from the earnings of its subsidiary companies. In addition to our core regulated water business, we offer related services on a contract basis to other water utilities, communities, businesses and homeowner associations through our unregulated subsidiary companies and through a joint venture we formed in 1999 with a pump service provider. These services range from one-time contracts for a particular service to long-term assignments for system operation and management. We are also engaged in selling off our limited excess real estate holdings.

     The Company's six wholly owned subsidiary companies are:

      The Connecticut Water Company (Connecticut Water)
      The Gallup Water Service, Incorporated (Gallup)
      The Crystal Water Company of Danielson (Crystal)
      Crystal Water Utilities Corporation
      Chester Realty, Inc.
      Connecticut Water Utility Services, Inc.

     Gallup and Crystal Water Utilities (along with its subsidiary Crystal) were acquired in 1999. Both of these acquisitions were treated as "pooling of interests" so all of the Company's financial statements have been restated from what was reported in the past to include the results of the acquired companies for all periods presented. The Company's consolidated financial statements now encompass all six of the Company's subsidiaries.

     In 1999 we formed a joint venture with Hungerfords, Inc., a pump service provider, which has been in business in Connecticut for over 75 years. Hungerfords installs and maintains potable water and wastewater systems for commercial, industrial and residential customers in the state. Our three year joint venture, named Hungerfords/Connecticut Water, will engage in a marketing and management strategy designed to boost our two companies' presence by collectively offering a full range of services to water users in the state. If specific financial targets are met, our Company will purchase Hungerfords in 2002.

b.   GENERAL DESCRIPTION OF BUSINESS

     The Company, a Connecticut corporation, owns all of the outstanding stock of Connecticut Water, Gallup, Crystal Water Utilities Corporation, Chester Realty and Connecticut Water Utility Services. The Crystal Water Utilities Corporation owns all of the outstanding stock of the Crystal Water Company. Substantially all of the Company's revenues and operating income are attributable to the sale and distribution of water. In 1999 $.04 a share or approximately 2.6% of the Company's consolidated net income came from real estate sales and non-water sales earnings. See "Business -- Consolidated Operating Statistics".

     Connecticut Water, Crystal and Gallup are specially chartered by the General Assembly of the State of Connecticut as public service companies. As public service companies, their rates and operations are regulated by the Connecticut Department of Public Utility Control (DPUC). See "Business -- Rates" and "Business -- Regulation".

     Chester Realty was organized in 1969 to assist Connecticut Water in the acquisition of real estate. The assets and operations of this company are not significant. In 1999 the ownership of this company was transferred directly to the Company from Connecticut Water.

     In 1999, Connecticut Water Utilities Services was established to handle our unregulated business activities. By forming a separate company to handle these transactions we were able to move these transactions off the books of Connecticut Water. By removing these transactions from the oversight of the regulated arena, this new structure should give us more flexibility in the way we respond to changing market conditions and needs.

     Crystal Water Utilities is a holding company, owning 100% of the outstanding common stock of Crystal. In addition, it owns some rental properties. The assets and operations of this company other than its ownership of Crystal is not significant.

     Our three water companies supply water and, in most instances, provide fire protection in all or portions of 39 towns in Connecticut. The service areas have an estimated total population of approximately 243,000 based on DPUC population estimates of 3.5 people per average household. During the twelve months ended December 31, 1999, approximately 64% of the Company's consolidated operating revenues were received from residential customers, 12% from commercial customers, 4% from industrial customers, 3% from public authority customers, and 17% from public fire protection and other customers.

     Each of our water companies serve a separate franchise area. Rates are different for each company. The systems of the three water companies are not physically interconnected.

     The following table sets forth the percentage of the Company's net utility plant for each of its water companies as of December 31, 1999:

                                                      UTILITY PLANT
COMPANY                                            DOLLARS       PERCENT
-------                                          ------------    -------
Connecticut Water                                $172,094,000       95%
Crystal                                             7,779,000        4%
Gallup                                              1,469,000        1%
                                                 ------------      ---
                                                 $181,342,000      100%
                                                 ============      ===

     At December 31, 1999, our three water companies served a total of 69,474 customers. At that date, all customers were metered except fire protection customers, 402 customers of Connecticut Water's Sound View Water System, acquired in 1995; and 379 customers of its Point O'Woods Water System, acquired in 1997. The water companies require all applicants for new service, other than customers at certain seasonal systems and fire protection customers, to be metered.

     The Company's principal office is located at 93 West Main Street, Clinton, Connecticut 06413, and its telephone number is 860-669-8636.

     Our business is subject to seasonal fluctuations and weather variations. The demand for water during the warmer months is generally greater than during the cooler months due primarily to additional requirements for water in connection with cooling systems, and various outdoor uses such as private and public swimming pools and lawn sprinklers. From year to year and season to season, particularly during the warmer months, demand will vary with rainfall and temperature levels.

     The profitability of the operations of the water utility industry generally and of our three water companies (and hence the Company) is largely dependent on the timeliness and adequacy of the rates allowed by utility regulatory commissions. In addition, profitability is dependent on numerous factors over which we have little or no control, such as the quantity of rainfall and temperature in a given period of time, and compliance with environmental and water quality regulations. In addition, inflation and other factors beyond our control impact the cost of construction, materials and employee costs. See "Business -- Financing", "Business -- Rates", and "Business -- Regulation".

   Water Supply

     The estimated minimum dependable yields of sources of water supply for each of our transmission and distribution systems, as set forth under "Business -- Production Facilities as of December 31, 1999" are in excess of present average daily consumption. Except for requests for voluntary conservation in the summers of 1988, 1995 and 1999, no restrictions on water use have been required in over 25 years.

     Water is secured from both surface and subsurface supplies and supplied through interconnections with other water systems. In 1999, approximately 1% of our water was supplied through our interconnections with other companies. Of the water supplied by our sources, surface sources provided approximately 50% of the supply, and well supplies provided 50%. Studies are made periodically to determine the supply and distribution needs. Major studies, covering a fifty-year planning period required of all water companies supplying 1,000 or more persons, were completed by our three water companies and submitted to the Connecticut Department of Public Health (DPH) for approval. An updated plan must be prepared every five years or as requested by the DPH. Updated plans for each of our water systems have been prepared and approved by the DPH. We will continue to explore and develop additional ground water supplies and study further development of surface water sources in anticipation of meeting future water requirements.

     See "Business -- Construction Program", "Business -- Rates" and "Business -- Regulation".

     Information on our water systems, broken down by company, and for Connecticut Water into its three operating regions is as follows:

                      CONNECTICUT WATER'S NORTHERN REGION

     Connecticut Water's Northern Region is composed of eight separate systems, as listed below:

                                                                            NUMBER OF
                                                                            CUSTOMERS
SYSTEM                                 TOWNS (OR PORTIONS THEREOF) SERVED  AT 12/31/99
------                                 ----------------------------------  -----------
Western (including the former Tolland  Suffield, Windsor Locks, East         29,878
   Aquaduct System)                    Granby, Enfield, East Windsor,
                                       South Windsor, Vernon, Ellington,
                                       Tolland
Somers                                 Somers                                   420
Crescent Lake                          Enfield                                  161
Stafford Springs                       Stafford                               1,016
Lakewood/Lakeview                      Coventry                                 177
Nathan Hale                            Coventry                                  40
Llynwood                               Bolton, Vernon                            75
Reservoir Heights                      Vernon                                    21
                                                                             ------
                                                                             31,788
                                                                             ======

     The territory served is primarily residential and commercial with some industry.

     Connecticut Water has entered into an agreement with the State of Connecticut, Department of Transportation, pursuant to which Connecticut Water operates and maintains, as part of its Western System, the State's water distribution system for Bradley International Airport located in Windsor Locks, Suffield and East Granby, Connecticut.

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

     See "Business -- Franchises" with respect to proposals that the MDC expand its operations into the Northern Region and that MDC take over Connecticut Water's operations in South Windsor.

                      CONNECTICUT WATER'S SHORELINE REGION

     Connecticut Water's Shoreline Region is composed of eight separate systems, as listed below:

                                                                             NUMBER OF
                                                                             CUSTOMERS
SYSTEM                                 TOWNS (OR PORTIONS THEREOF) SERVED   AT 12/31/99
------                                 ----------------------------------   -----------
Guilford                               Guilford, Old Saybrook, Westbrook,     16,002
                                       Clinton, Madison
Chester                                Chester, Deep River, Essex              2,326
Chester Village West                   Chester                                    11
Sound View                             Old Lyme                                  402
Point O'Woods                          Old Lyme                                  379
Bay Mountain                           Griswold                                  106
SDC                                    Voluntown                                  54
Mason's Island                         Stonington                                177
                                                                              ------
                                                                              19,457
                                                                              ======

     The territory served is primarily residential with some commercial and industry. In 1998 Connecticut Water purchased the Mason's Island system and in 1997 purchased the Point O'Woods, Bay Mountain, and SDC water systems, all in southeastern Connecticut. These systems increased the region's water customer base by nearly 4%.

                      CONNECTICUT WATER'S NAUGATUCK REGION

     Connecticut Water's Naugatuck Region is composed of four separate systems, as listed below:

                                                                             NUMBER OF
                                                                             CUSTOMERS
SYSTEM                                 TOWNS (OR PORTIONS THEREOF) SERVED   AT 12/31/99
------                                 ----------------------------------   -----------
Central                                Naugatuck, City of Waterbury,           8,885
                                       Beacon Falls, Bethany, Prospect
Terryville                             Plymouth, Thomaston                     2,048
Thomaston                              Thomaston                               1,276
Collinsville                           Canton, Avon, Burlington                1,328
                                                                              ------
                                                                              13,537
                                                                              ======

     The territory served is residential and industrial including a municipality which represented approximately 7.0% of the region's 1999 revenues.

     Water for the Collinsville System is supplied under an agreement with the MDC from treatment facilities drawing from a large surface water reservoir owned by the MDC. See "Item 2. Properties" for a description of this agreement.

                                    CRYSTAL

     Crystal Water Company is comprised of four separate systems, as listed below:

                                                                             NUMBER OF
                                                                             CUSTOMERS
SYSTEM                                 TOWNS (OR PORTIONS THEREOF) SERVED   AT 12/31/99
------                                 ----------------------------------   -----------
Crystal                                Brooklyn, Killingly                     2,294
Plainfield                             Plainfield                                592
Thompson                               Thompson                                  474
P&A                                    Killingly                                  96
                                                                               -----
                                                                               3,456
                                                                               =====

     Crystal's territory served is primarily residential and commercial with some industry. Crystal's largest customer, a municipality, accounts for approximately 7.5% of its operating revenue.

                                     GALLUP

     Gallup is composed of three separate systems, as listed below:

                                                                             NUMBER OF
                                                                             CUSTOMERS
SYSTEM                                 TOWNS (OR PORTIONS THEREOF) SERVED   AT 12/31/99
------                                 ----------------------------------   -----------
Gallup                                 Plainfield                              1,056
Country Mobile                         Griswold                                   79
Lillibridge                            Plainfield                                 43
                                                                               -----
                                                                               1,178
                                                                               =====

     Gallup's territory served is primarily residential and commercial with some industry. Gallup's largest customer, a municipality, accounted for approximately 11.5% of its operating revenue.

                       CONSOLIDATED OPERATING STATISTICS*

                                               Year Ended December 31,
                                  1999       1998       1997       1996       1995
                                 -------    -------    -------    -------    -------
Customers (Average)
  Residential Metered             61,608     60,745     59,834     59,503     58,749
  Commercial Metered               4,323      4,301      4,316      4,277      4,224
  Industrial Metered                 350        377        406        411        406
  Public Authorities Metered         476        495        545        543        545
  Fire Protection and Other        2,188      1,937      1,686      1,138      1,108
                                 -------    -------    -------    -------    -------
           Total                  68,945     67,855     66,787     65,872     65,032
                                 =======    =======    =======    =======    =======
Production (Millions of
  Gallons)
  Residential Metered Sales        4,602      4,334      4,291      4,179      4,302
  Commercial Metered Sales         1,054        983        990        973      1,008
  Industrial Metered Sales           475        444        490        485        485
  Public Authorities Metered
     Sales                           299        286        278        270        280
                                 -------    -------    -------    -------    -------
           Total Metered
              Consumption          6,430      6,047      6,049      5,907      6,075
  Fire Protection, Company Use
     and Unaccounted For             921        798        811        682        877
                                 -------    -------    -------    -------    -------
           Total                   7,351      6,845      6,860      6,589      6,952
                                 =======    =======    =======    =======    =======
Operating Revenues (Thousands
  of Dollars)
  Residential Metered            $27,077    $25,495    $25,816    $25,888    $26,463
  Commercial Metered               5,160      4,820      4,890      4,931      5,109
  Industrial Metered               1,850      1,747      1,962      1,960      1,967
  Public Authorities Metered       1,374      1,208      1,218      1,216      1,247
  Fire Protection and Other
     Non-Metered                   7,163      7,033      7,031      7,019      6,901
                                 -------    -------    -------    -------    -------
           Total                 $42,624    $40,303    $40,917    $41,013    $41,687
                                 =======    =======    =======    =======    =======
Average Revenue per 1,000
  Gallons
  Residential Metered            $  5.88    $  5.88    $  6.02    $  6.19    $  6.15
  Commercial Metered             $  4.90    $  4.90    $  4.94    $  5.07    $  5.07
  Industrial Metered             $  3.89    $  3.93    $  4.00    $  4.04    $  4.05
  Public Authorities Metered     $  4.60    $  4.22    $  4.38    $  4.50    $  4.45
Miles of Distribution Mains
  (End of Period)                  1,109      1,094      1,079      1,062      1,058

---------------
* The numbers for years 1995 - 1998 have been restated to include the operations of Gallup and Crystal, which were acquired in 1999.

CONSTRUCTION PROGRAM

     We annually project our capital expenditures for the upcoming three year period. These projections are reviewed and revised from time to time to the extent necessary to meet changing conditions, including adequacy of rate relief, customer demand, revised construction schedules, water quality requirements, pollution control requirements and inflation.

     The current estimate of the total cost of our construction program for 2000-2002, excluding plant financed by customer advances and contributions in aid of construction, aggregates approximately $22,500,000. Of this amount, routine improvements to water systems and equipment total approximately $10,500,000, while the remaining $12,000,000 is comprised of individual larger projects addressing the replacement and expansion of infrastructure, water treatment facilities, and increased storage capacity. No significant capital expenditures are anticipated to be required by any of our non-utility subsidiaries during this period.

     The $22,500,000 estimate includes approximately $2,000,000 for all known costs of studies and construction of facilities to comply with existing Safe Drinking Water Act (SDWA) and OSHA regulations. Construction expenditures which may be required in the future to comply with Federal and State regulations, which have not yet been issued but which may be required due to changes to the SDWA, are excluded.

FINANCING

     The Company expects to finance a significant portion of the anticipated $22,500,000 construction expenditures through 2002 with net funds generated from operations (net cash provided by operating activities less dividends paid). Net funds generated from operations were $8,447,000, $6,762,000, and $9,231,000, for the years 1999, 1998 and 1997, respectively (see Consolidated Statements of Cash Flows for additional information). Construction and other expenditures in excess of net funds generated from operations are expected to be financed through short-term interim bank loans which may be refinanced through the sale of Preferred Stock and/or long or medium-term unsecured or secured debt and/or the sale of Common Stock when financial market conditions are considered favorable. The Company's subsidiaries are expected to receive the proceeds of any such financing by the Company in the form of advances or capital contributions.

     We currently have lines of credit aggregating $9,000,000, consisting of conventional lines of credit with three banks. We consider this amount adequate at this time. As of December 31, 1999, we had $2,411,000 of borrowings outstanding under these lines of credit plus $245,000 allocated to secure a Letter of Credit for one of our real estate development projects.

RATES

     The rates of our three water companies are established under the jurisdiction of, and approved by, the DPUC. It is the Company's policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.

     The last general rate increase of Connecticut Water, our largest water company, was requested in 1990 and became effective March 25, 1991 based upon an allowed rate of return of 12.7% on common stock equity and 10.74% on rate base. During 1997 this rate decision was reopened for the limited purpose of flowing through to customers cost savings related to a reduction in state taxes and to allow the water company to collect FAS 106 (Postretirement Benefits other than Pension) costs in rates. Overall the water company's rates were reduced approximately 4 1/2% in 1997 due to these limited reopened rate proceedings.

     Crystal Water Company's last general rate increase was effective March 31, 1995 and was based upon an allowed rate of return of 12.35% on common stock equity and 10.16% on rate base. During 1997, this rate decision was also reopened for the limited purpose of flowing through to customers cost savings from a reduction in state taxes. Crystal's rates were reduced 5%, effective July 1, 1997 due to this reopener.

     Gallup's last general rate increase was effective January 1, 1994. Gallup's rates were not based on rate of return or rate base methodology, but rather based on its net income requirement. Similar to those for our other two water companies, Gallup's rates were reduced 5%, effective July 1, 1997 to flow through a reduction in state taxes to customers.

     We do not expect to file for a general rate increase for any of our water companies in 2000.

     The DPUC allows a surcharge to be applied to rates charged by water utilities in order to provide a current cash return on the major portion of a water utility's Construction Work In Progress (CWIP) applicable to facilities required by SDWA facilities. We have, in the past, been allowed to collect these surcharges from our customers. We expect to apply for the application of similar surcharges with respect to any major future construction projects which may be required by the SDWA. There is no assurance that any future surcharges will be permitted.

     Under certain circumstances the DPUC, in consultation with the DPH, can order a water company with good managerial and technical resources to acquire the water system of another company to assure the availability and potability of water for customers of the company to be acquired. In 1989 the DPUC promulgated regulations permitting the DPUC to approve a surcharge to be applied to rates charged by water utilities in order to cover the costs incurred to acquire the other system and to make improvements as required. If appropriate, we will apply for the application of such a surcharge with respect to any mandated water system acquisition. Although there is no assurance that such a surcharge will be permitted, such a surcharge was permitted in 1995 when the DPUC and DPH ordered Connecticut Water to acquire the assets and facilities of the Sound View Water Company in Old Lyme.

     In 1993 the DPUC approved regulations which would permit a water company to apply for a limited rate adjustment to compensate for the effect of changes in certain costs. These costs include rate changes related to the cost of purchased water, energy, and taxes. The effects of limited reopened rate proceedings in 1997 is discussed above. We will apply for the application of this type of adjustment in the future when appropriate. There is no assurance that any such rate adjustment will be permitted.

     See also "Franchises and Competition" below for a discussion of Connecticut legislation dealing with the competitiveness of water rates.

FRANCHISES AND COMPETITION

     Legislation was passed in 1994 by the Connecticut General Assembly that required the DPUC to adopt regulations regarding whether the rates that have been charged by a water company for a period of five consecutive years are so excessive in comparison to the rates charged by other water companies providing the same or similar service as to inhibit the economic development of the area serviced by the water company or impose an unreasonable cost to the customers of such company. If the DPUC makes such a finding and also concludes that the water company is unable or unwilling to provide service at a reasonable cost to customers, it may order the provision of such service or revoke the franchise held by such company. We believe that, in light of the tax and other advantages of governmentally-owned entities which are not available to Connecticut Water and our two other water companies, their rates are not excessive and we would vigorously oppose any such attempt to revoke their franchises.

     The Metropolitan District Commission (MDC) is a legislatively authorized quasi-government agency providing primarily water and sewer service in and around the city of Hartford and within and/or adjacent to towns in Connecticut Water's Northern Region. MDC's water rates are substantially lower than those of Connecticut Water, primarily because MDC is a tax-exempt entity, generally serving a denser population with fewer sources of supply and treatment facilities. Legislation has been proposed at various times in the past 25 years that would have the effect of permitting MDC to purchase the water company operations of Connecticut Water in South Windsor, a town which is presently served by both MDC and Connecticut Water. The Company has opposed and will continue to oppose such legislation vigorously each time and to date no such legislative proposals have passed in the General Assembly. It is not clear, at this time, whether similar legislation will be introduced or adopted by the General Assembly. It is also possible that any legislation in this area could be written in a manner which would permit a similar acquisition of Connecticut Water's water operations in towns other than South Windsor.

     It is not possible at this time to assess the likelihood of any legislation being enacted to implement these or similar recommendations or the impact of any such legislation on our three water companies and the Company, but such impact could be substantial. There can be no assurance that the Connecticut General Assembly will not take action to authorize such a takeover. As of December 31, 1999, Connecticut Water's Northern Region, which includes customers in the towns mentioned above, represented approximately 50% of Connecticut Water's utility plant. Further, if such legislation were introduced, the amount of compensation to be received by Connecticut Water for its assets cannot be determined at this time.

     The issues relating to water rates and service areas for customers served by privately-owned or publicly-owned water utilities have been studied more than once by legislatively established task forces as well as by the Legislature's Program Review and Investigations Committee. These studies have generally concluded that there are reasons for the differences in rates between public and privately owned water utilities and to date the legislature has not intervened regarding Connecticut Water's service area.

     In common with most water companies in Connecticut, our three water companies derive their rights and franchises to operate from special acts of the Connecticut General Assembly, which are subject to alteration, amendment or repeal by the General Assembly and which do not grant exclusive rights to our water companies in their respective service areas.

     Subject to such power of alteration, amendment or repeal by the Connecticut General Assembly and subject to certain approvals, permits and consents of public authority and others prescribed by statute and by their charters, our three water companies have, with minor exceptions, valid franchises free from burdensome restrictions and unlimited as to time, and are authorized to sell potable water in the towns (or parts thereof) in which water is now being supplied.

     In addition to the right to sell water as set forth above, the franchises of our three water companies include rights and powers to erect and maintain certain facilities on public highways and grounds, all subject to such consents and approvals of public authority and others as may be required by law. Under the Connecticut General Statutes, our three water companies, upon payment of compensation, may (subject to the various requirements described under "Business -- Regulation") take and use such lands, springs, streams or ponds, or such rights or interests therein as the Connecticut Superior Court, upon application, may determine is necessary to enable the affected company to supply potable water for public or domestic use in its franchise areas.

     Our water companies face competition, presently not material, from a few private water systems operated within, or adjacent to, their franchise areas and from municipal and public authority systems whose service areas in some cases overlap portions of Connecticut Water's franchise areas. At the present time, except as noted above, there are no publicly owned utilities, cooperatives or other private utility companies competing with our water companies in the areas now served, although within certain areas there are wells owned by individuals or private industries.

     See also "Business -- Regulation" for a description of the so-called Connecticut Plan which is intended, among other things, to eliminate competition among water systems.

REGULATION

                  DEPARTMENT OF PUBLIC UTILITY CONTROL (DPUC)

     Our three water companies are subject to regulation by the Connecticut DPUC, which has jurisdiction over rates, standards of service, accounting procedures, issuance of securities, disposition of utility properties and related matters. The DPUC consists of five Commissioners, appointed by the Governor of Connecticut with the advice and consent of both houses of the Connecticut legislature.

     The DPUC is required by law to institute management audits, to be conducted periodically, of companies such as ours. Such audits might result in the DPUC ordering implementation of new management practices or procedures. The DPUC has not conducted any such audit of any of our companies.

     Connecticut Water Service, the parent holding company, is not an operating utility company. It is not a "public service company" within the meaning of the Connecticut General Statutes and is not generally subject to regulation by the DPUC.

                  DEPARTMENT OF ENVIRONMENTAL PROTECTION (DEP)

     While the construction of dams, reservoirs and other facilities necessary to the impounding, storage and withdrawal of water in connection with public water supplies is a permitted use under the Connecticut Inland Wetlands and Water Courses Act, our water companies are required, pursuant to other statutory provisions, to obtain permits from the Connecticut Commissioner of Environmental Protection (Commissioner) for the location, construction or alteration of any dam or reservoir and to secure the approval of the Commissioner for the diversion and use of water from any river or underground source for public use. Various criteria must be satisfied under the respective statutes and regulations of the Connecticut Department of Environmental Protection (DEP) in order to obtain such permits or approvals and the Commissioner has the power to impose such conditions as he deems reasonably necessary in connection with such permits or approvals in order to assure compliance with such statutes. We have obtained, or applied for, and complied with the terms of, all such requisite permits or approvals.

     Legislation was adopted in 1982 conferring upon the DEP authority to require a permit for any new diversion of water, including both surface and ground water, within the State of Connecticut. Any water diversion which might be effected by us in the future would require compliance with a lengthy permit application process and approval by the Commissioner. Our water companies have several potential well sites which are subject to this legislation and the DEP regulations thereunder. Such legislation requires the registration with the Commissioner of all diversions of water maintained prior to July 1, 1982. All of Connecticut Water and Crystal diversions have been registered, and the Gallup diversions have a permit application pending at DEP. Although the legislation provides that registered diversions are not subject to the permit requirement, DEP regulations adopted in March, 1990 are being used by DEP, on a case by case basis, to require compliance with the permit application process before some registered diversions can be used as a source of water supply, and have been interpreted by DEP to require diversion permits in situations which the Company believes were not intended by the legislation. It is not possible at this time to fully assess the impact of DEP's application of this legislation and the DEP regulations on our water companies and their operations, but such impact may be significant and adverse, particularly on sources held for future use or acquired sources which may not have been properly registered.

     The Federal Clean Water Act requires permits for discharges of effluents into navigable waters and requires that all discharges of pollutants comply with federally approved state water quality standards. The DEP has adopted, and the federal government has approved, water quality standards of receiving waters. A joint Federal and State permit system has been established to ensure that applicable effluent limitations and water quality standards are met in connection with the construction and operation of facilities which affect or discharge into state or interstate waters. Our water companies have received all such requisite permits. A new general permit and permit renewal program for water treatment waste water discharges was adopted by DEP in 1995. We are in compliance with the new program.

     All of Connecticut Water's dams were registered with the Connecticut DEP as required by state statute.

     Crystal has two dams registered with the Connecticut DEP and one small structure that was acquired in the 1998 acquisition of the Powdrell and Alexander Memorial Water Association, Inc. in Killingly that was not registered by the previous owner. The DEP has issued a maintenance request for minor work at one of the registered dams, which Crystal will complete in year 2000. Expect for this item, there are no outstanding orders on either of the registered dams and Crystal is taking the initial steps to register the third structure.

     Gallup does not have any dams.

     While we recognize that a certain degree of risk is attached to ownership of dams in connection with our water companies' water collection systems, we believe that all of our dams are well maintained and are structurally stable.

     The DEP has promulgated regulations requiring that certain minimum flows be maintained in various waterways within the State of Connecticut. Pursuant to said regulations, our water companies are exempt from compliance at certain of our facilities. However, DEP is considering making changes in the regulations. The Company cannot predict either the substance of those changes or their impact on the Company. However, it is possible that such changes could reduce the safe yield of certain of our sources. The cost to restore the lost safe yield is not now determinable but could be substantial.

                       DEPARTMENT OF PUBLIC HEALTH (DPH)

     Our water companies are also subject to regulation by the Connecticut DPH with respect to water quality matters. Plans for new water supply systems or enlargement of existing water supply systems also must be submitted to the DPH for approval.

     In 1985 the Connecticut General Assembly enacted comprehensive legislation (the so-called Connecticut Plan) designed to maximize the efficient and effective development of the state's public water supply systems. This legislation authorized DPH to administer procedures designed to coordinate the comprehensive planning of public water systems. The legislation mandates the establishment of public water supply management areas, with each such area having a water utility coordinating committee comprised of representatives of the various public water systems and regional planning agencies in the area. Each such committee is required to establish exclusive service areas for each public water system in the area, after taking into consideration a number of factors including existing water service areas, land use plans, etc., optimum utilization of existing water supplies and existing franchise rights of water companies. DPH is authorized to resolve any disagreements among members of the respective committees. This legislation is intended not only to promote cooperation among various water suppliers in each management area, but also to provide (through DPH's role) for the centralized planning of water supply. In implementing this legislation, DPH has created seven water supply management areas and is in the process of implementing the creation of the appropriate water utility coordinating committees. The operations of our water companies, which cover many areas of the state, fall within five of the seven management areas. We are actively involved with the planning process in three of these management areas at this time. The remaining two areas of our interest are expected to begin the planning process within the next several years. It is not possible at this time to predict the impact on the Company of the above described legislation, regulations and procedures, but the Company was an active participant in moving for the adoption of this scheme, and is presently hopeful that such centralized and cooperative planning will have a beneficial impact on its future water supply and water supply operations.

                         SAFE DRINKING WATER ACT (SDWA)

     Our water companies are subject to regulation of water quality under the SDWA. The SDWA provides for the establishment of uniform minimum national quality standards by the Federal Environmental Protection Agency (EPA), as well as governmental authority to specify the type of treatment process to be used for public drinking water. The EPA regulations, pursuant to the SDWA, set limits for, among other things, certain organic and inorganic chemical contaminants, pesticides, turbidity, microbiological contaminants, and radioactivity. The SDWA provides that the states have primary enforcement responsibility for public drinking water systems, so long as the states' regulations are no less stringent than those adopted pursuant to the SDWA. The DPH has adopted regulations which are in some cases more stringent than the Federal regulations.

     The SDWA was originally enacted in 1974 with major amendments in 1986 and 1996. The original SDWA authorized EPA to establish 22 interim standards for drinking water contaminants between 1977 and 1986. The 1986 SDWA amendments dictated that 83 primary drinking water standards be established within three years and an additional 25 contaminants be regulated every three years thereafter. EPA promulgated the Surface Water Treatment Rule (SWTR), the Lead and Copper Rule and the Total Coliform Rule (TCR) as well as establishing standards for various volatile and synthetic organic contaminants and inorganic contaminants pursuant to the 1986 SDWA amendments. Our water companies were in compliance with each of these rules from the time they became effective and continue to be in compliance.

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

     The first regulations to be promulgated under the 1996 SDWA are the Stage I Disinfectant and Disinfection Byproducts (D/DBP) and Interim Enhanced Surface Water Treatment Rules. Both of these regulations were promulgated in December 1998. The Stage II D/DBP rule is scheduled to be promulgated in 2002 while the Long Term Enhanced Surface Water Treatment Rule (LTESWTR) will be promulgated in 2000. The Filter Backwash Recycle Rule is scheduled to be promulaged with the LTESWTR.

     Standards for radionuclides, including radon, are expected to be finalized in 2000, as is the Ground Water Disinfection Rule. A standard for arsenic is planned to be promulgated by 2001. A decision to regulate sulfate must be made by EPA by 2001. If the decision is to regulate, then the final rule must be complete by 2005. Finally, the first five contaminants that EPA must consider for regulation must be selected in 2001. Those that are regulated will be completed by 2003.

     Through December 31, 1999, the Company has expended approximately $49,275,000 in constructing facilities and conducting aquifer mapping necessary to comply with the requirements of the SDWA of which $11,775,000 was expended during the last 5 years. We believe that our three water companies are in substantial compliance with regulations promulgated by the EPA and DPH, as currently applied. Connecticut's aquifer protection legislation not only requires aquifer mapping, but also requires DEP, in consultation with DPH and DPUC, to prepare guidelines for acquisition by water companies of lands surrounding public water supply wellfields. The extent to which those guidelines, not yet prepared, might lead to regulations requiring the Company to purchase additional land around the wellfields of its water companies is not known at this time. The Company anticipates spending an additional $2,700,000 on required aquifer mapping. Although the Company cannot predict either the substance of the regulations required by the 1996 SDWA amendments which have not yet been promulgated or their impact on us, the primary impact on our water companies is expected to be in the area of increased monitoring and reporting, although it is possible that such regulations may require us to make modifications to existing filtration facilities. Construction of new facilities may be required for certain groundwater sources. It is possible that costs of compliance could be substantial.

                            DISPOSITION OF PROPERTY

     Although our water companies have established a program of selling various, relatively small, discrete parcels of land over the next several years, the total of which is less than

700 acres (350 owned by Connecticut Water and 350 owned by Crystal), we have no other significant amounts of excess land which we expect to sell or otherwise dispose of.

     Connecticut law presently imposes the following restrictions upon the disposition of property owned by water companies: (a) no property greater than three acres or any portion of a large parcel or having a value of greater than $50,000 may be sold or otherwise transferred without the prior approval of the DPUC; (b) the sale, transfer and change in the use of watershed land (lands draining into a public water supply) and certain non-watershed lands which are contiguous to reservoirs and their tributaries are subject to regulation by the DPH; (c) when a water company intends to transfer or dispose of an interest in any present, potential or abandoned water supply source, other water companies which might reasonably be expected to utilize the source are given the opportunity through the DPH to seek to acquire such source; (d) subject to such acquisition opportunities by other water companies as to water supply sources, when a water company intends to transfer or dispose of an interest in three or more contiguous acres of its unimproved real property, the municipality in which such property is located, the State of Connecticut and private, nonprofit land-holding organizations have prior options to acquire such interest in the context of priorities based on intended use, with open space use being favored;
(e) the proceeds from the sale of water company land must generally be reinvested in utility improvements or land necessary to protect water supply sources; and (f) land may be sold only if consistent with the utility's water supply plan. Legislation enacted in 1988 provides that the DPUC use an accounting treatment which equitably allocates between the utility's ratepayers and its stockholders the economic benefits of the net proceeds from the sales of land which has ever been in the utility's rate base. Our capital gains on sales of property before income taxes totaled $161,000 in 1999, $475,000 in 1998 and $184,000 in 1997. Consistent with the 1988 legislation, the DPUC requires that benefits of the gains pertaining to property previously in the utility's rate base be allocated between the water customers and its stockholders.

     There has been significant interest in recent years from environmental groups, the communities where our excess lands are located, and certain legislators to attempt to maintain these lands as protected open space. Thus far, measures have focused primarily on ensuring the land sale process, established through the DPUC and DPH regulations provides adequate notice and opportunities for the state, municipalities and non-profit land holding organizations to purchase the properties before they are sold for development. Additionally, legislative initiatives have been proposed to provide tax incentives to encourage water utilities to donate or sell these parcels at a discount to such organizations.

     Concerns have been raised recently regarding whether the sale of a large private water company in the state with significant land holdings to an international organization will result in accelerated disposition of their lands and limited opportunities for acquisition for public open space. As the attention is focused on this matter, it is possible that there may be initiatives in this session of the General Assembly to restrict or prohibit the sale of utility lands for a period of time until the state may further study the issue and/or generate additional funding mechanisms to allow for purchase by the state, towns or non-profit land holding organizations. Connecticut Water will work vigorously to see that any such legislation includes measures that would effectively avoid or minimize the impact on any immediately pending land sales. The likelihood that such measures will be passed by the General Assembly or the impact that such legislation would have on the Company is not clear, at this time. The impact could be significant, however, if it had the effect of a total moratorium on water company land sales, without exceptions that would allow for pending land sales to proceed.

                                    GENERAL

     Federal and State regulations and controls concerning environmental matters, water quality, pollution and the effluent from treatment facilities are still in the process of being developed and it is not possible to predict the scope or enforceability of regulations or standards which may be established in the future, or the cost and effect of existing and potential regulations and legislation upon any of the existing and proposed facilities and operations of our water companies. Further, recent and possible future developments with respect to the identification and measurement of various elements in water supplies and concern with respect to the impact of one or more of such elements on public health may in the future require us to replace or modify all or portions of our various water supplies, to develop replacement supplies and/or to implement new treatment techniques. In addition, we anticipate that environmental concerns including threatened and actual contamination of our water sources will become an increasing problem in the future. We have expended and will in the future be required to expend substantial amounts to prevent or remove contamination or to develop alternative water supplies. Any of the aforesaid developments may significantly increase our operating costs and capital requirements. Since the DPUC's rate setting methodology permits utilities to recover through rates prudently incurred expenses and investments in plant, based upon past DPUC practice, we expect that these expenditures and costs will ultimately be recovered through rates for water service.

EMPLOYEES

     The Company has no employees and no subsidiaries have employees except for our water companies. The following table lists the number of employees of our water companies as of December 31, 1999:

                                                     NUMBER OF
COMPANY                                              EMPLOYEES
-------                                              ---------
Connecticut Water                                       157
Crystal                                                   7
Gallup                                                    4
                                                        ---
            Total                                       168
                                                        ===

     The Company's officers are also officers of Connecticut Water and their compensation is paid by Connecticut Water. All full-time employees of Connecticut Water and Crystal who meet specified age and length of service requirements participate in their respective Employee's Retirement Plans which are non-contributory trusteed pension plans providing for a monthly income for employees at retirement. None of the Company's employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

ITEM 2.   PROPERTIES

     The properties of our water companies consist of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water. Our water companies own their principal properties in fee, except that Connecticut Water's Collinsville System's principal source of water supply is a water supply contract with the MDC. (See below for description of this contract.) We believe that our properties are in good operating condition. Water mains are located, for the most part, in public streets and, in a few instances, are located on land we own in fee and land occupied under easements, most of which are perpetual and valid and sufficient for the purpose for which they are held. Although it is impractical to investigate the validity of the title to some of our easements for distribution mains or to clear title in the cases where such distribution easement titles have been found defective, any such irregularities or defects in title which may exist do not materially impair the use of such properties in our business. Substantially all of Connecticut Water's property is subject to the lien of its Mortgage Indenture securing its First Mortgage Bonds.

     Connecticut Water owns twelve water filtration facilities which are listed below. Gallup and Crystal do not have, nor require, water filtration facilities.

                                      YEAR                    TREATMENT CAPACITY
FILTRATION                          PLACED IN                    (IN MILLION
FACILITIES                          OPERATION     REGION       GALLONS PER DAY)
----------                          ---------    ---------    ------------------
Connecticut Water
   Guilford Well                      1965       Shoreline           0.70
   Rockville                          1970       Northern            5.00
   Westbrook Well                     1975       Shoreline           0.23
   Hunt Well Field                    1976       Northern            2.50
   MacKenzie                          1980       Shoreline           4.00
   Williams                           1981       Shoreline           1.00
   Stafford Springs                   1984       Northern            1.00
   Reynolds Bridge                    1986       Naugatuck           1.00
   Windsor Locks                      1988       Northern            0.30
   Stewart                            1989       Naugatuck           6.00
   O'Bready Well                      1994       Northern            0.50
   Clinton Well                       1997       Shoreline           1.00

     Connecticut Water has an agreement with the MDC, which provides, among other things, for the operation and maintenance by MDC of a filtration plant (completed in

1990) to supply treated water for substantially all of Connecticut Water's Collinsville System, with a capacity of 650,000 gallons per day, and the provision by MDC to the Collinsville System of up to 650,000 gallons per day of water from this plant meeting all applicable Federal and State requirements. Connecticut Water paid 40% of the cost to construct this plant and pays MDC an appropriate rate for water used in excess of 400,000 gallons per day.

     As of December 31, 1999, the transmission and distribution systems of our three water companies consisted of approximately 1,109 miles of main, of which approximately 76 miles have been laid or acquired in the past five years. On that date, approximately 75% of our mains were eight-inch diameter or larger. Substantially all new main installations are cement-lined ductile iron pipe of eight-inch diameter or larger. Approximately 107 miles of our pipelines are asbestos cement.

     From January 1, 1995 through December 31, 1999, our water companies have expended $53,793,000 on gross plant additions (including plant financed by customer advances and contributions in aid of construction, allowance for funds used during construction and expenditures reimbursed by any other sources), and have retired or sold property having a book value of $2,474,000, resulting in net additions during the period of $51,319,000.

                 PRODUCTION FACILITIES AS OF DECEMBER 31, 1999

                                               TOTAL       DEPENDABLE      GREATEST         1999
                                              STORAGE       YIELD(1)      AVG. DAILY     AVG. DAILY
                                             CAPACITY      (THOUSANDS      DELIVERY       DELIVERY
                                            (THOUSANDS     OF GALLONS     (THOUSANDS     (THOUSANDS
CONNECTICUT WATER                           OF GALLONS)     PER DAY)      OF GALLONS)    OF GALLONS)
-----------------                           -----------    -----------    -----------    -----------
Northern Region:
  Western System
     Enfield-East Windsor System Wells                        7,200
     Suffield System Wells                                      200
     South Windsor Wells                                        720
     Ellsworth Wells                                            100
     Lake Shenipsit                          5,050,000       11,200
     Talcottville Well                                          300
     Vernon Wells                                               690
     Windsor Locks Wells                                        300
     Tolland Aqueduct Wells(16)                                  42
                                                             ------
                                                             20,752          9,167(18)      9,167
                                                             ------          -----          -----
  Somers System Wells                                           390            135(18)        135
                                                             ------          -----          -----
  Crescent Lake System(4)                                        --             37(18)         37
                                                             ------          -----          -----
  Reservoir Heights(6)                                           --              5(7)           4
                                                             ------          -----          -----
  Stafford Springs System
     #4 Reservoir                               51,000
     #3 Reservoir                               15,000          700
     #2 Reservoir                               60,000
                                                             ------
                                                                700            629(8)         529
                                                             ------          -----          -----
  Llynwood System Wells                                          30             13(3)           9
                                                             ------          -----          -----
  Lakewood/Lakeview System Wells                                 49             30(5)          23
                                                             ------          -----          -----
  Nathan Hale System Wells                                       20              9(8)           5
                                                             ------          -----          -----
Shoreline Region:
  Guilford System
     Killingworth & Kelseytown Reservoirs      273,000        2,300
     Wells                                                    4,540
                                                             ------
                                                              6,840          3,676(9)       3,505
                                                             ------          -----          -----
  Chester System
     Upper and Lower Reservoirs                176,000
     Turkey Hill Reservoir -- Haddam           149,000        1,200
     Wilcox Reservoir -- Chester                65,000
     Deuse Pond -- Chester                       4,800
     Well                                                       190
                                                             ------
                                                              1,390            900(10)        650
                                                             ------          -----          -----

                                               TOTAL       DEPENDABLE      GREATEST         1999
                                              STORAGE       YIELD(1)      AVG. DAILY     AVG. DAILY
                                             CAPACITY      (THOUSANDS      DELIVERY       DELIVERY
                                            (THOUSANDS     OF GALLONS     (THOUSANDS     (THOUSANDS
CONNECTICUT WATER                           OF GALLONS)     PER DAY)      OF GALLONS)    OF GALLONS)
-----------------                           -----------    -----------    -----------    -----------
     Chester Village West Wells                                  30             13(17)         10
                                                             ------          -----          -----
     Sound View System Wells                                    182             42(17)         29
                                                             ------          -----          -----
     Point O'Woods                                              114             43(19)         21
                                                             ------          -----          -----
     Bay Mountain                                                56             21(19)         20
                                                             ------          -----          -----
     SDC                                                         94              8(19)          8
                                                             ------          -----          -----
     Masons Island(20)                                           --             56(18)         56
                                                             ------          -----          -----
Naugatuck Region:
  Central System
     Long Hill Reservoir                       506,000
     Twitchell Reservoir                         1,000
     Candee Reservoirs(11)                       7,000        3,600
     W. H. Moody Reservoir                     335,000
     Straitsville Reservoir                      7,000
     Mulberry Reservoir                         50,000
     Beacon Valley Brook Supply                     --
     Meshaddock Brook Supply                                    300
     Wells                                                    1,000
                                                             ------
                                                              4,900          4,970(13)      2,865
                                                             ------          -----          -----
  Terryville System
     Harwinton Ave. Reservoir(11)               14,800           50
     Wells                                                      910
                                                             ------
                                                                960            498(2)         480
                                                             ------          -----          -----
  Thomaston System
     Thomaston Reservoir(11)                    93,000          310
     Wells                                                    1,080
     Waterbury Interconnection(12)                              864
                                                             ------
                                                              2,254            852(14)        391
                                                             ------          -----          -----
  Collinsville System
     Water Acquired by Contract(15)                             650
     Reservoir (distribution)                      100
                                                             ------
                                                                650            403(18)        403
                                                             ------          -----          -----
CRYSTAL
  Crystal System                                              3,650            997(21)        997
                                                             ------          -----          -----
  Plainfield System                                             990            237(21)        237
                                                             ------          -----          -----
  Thompson System                                               290            177(21)        177
                                                             ------          -----          -----
  P&A System
     Reservoir                                   1,500            0
     Wells                                                       86
                                                             ------
                                                                 86             32(21)         32
                                                             ------          -----          -----

                                               TOTAL       DEPENDABLE      GREATEST         1999
                                              STORAGE       YIELD(1)      AVG. DAILY     AVG. DAILY
                                             CAPACITY      (THOUSANDS      DELIVERY       DELIVERY
                                            (THOUSANDS     OF GALLONS     (THOUSANDS     (THOUSANDS
                                            OF GALLONS)     PER DAY)      OF GALLONS)    OF GALLONS)
                                            -----------    -----------    -----------    -----------
GALLUP
  Gallup System                                                 800            309(21)        309
                                                             ------          -----          -----
  Country Mobile System                                          67              8(21)          8
                                                             ------          -----          -----
  Lillibridge System                                            N/A             16(21)         16
                                                             ------          -----          -----

---------------
 (1) Dependable yield is the maximum continuous rate of withdrawal available from a source of supply without seriously depleting the source. Dependable yield is based on long-term (99% dry year) rainfall records, storage capacity and watershed area.

 (2) Occurred in 1988.

 (3) Occurred in 1989.

 (4) Supplied by water purchased from the Town of East Longmeadow, Massachusetts.

 (5) Occurred in 1994.

 (6) Supplied by water purchased from the Town of Manchester.

 (7) Occurred in 1995.

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

(16) Connected to Northern Region, Western System on August 9, 1995.

(17) Occurred in 1996.

(18) Occurred in 1999.

(19) Occurred in 1998.

(20) Supplied by water purchased from Connecticut-American Water Company, Mystic Division.

(21) Historical data before 1999 is not available.

ITEM 3.   LEGAL PROCEEDINGS

     There are no pending legal matters, other than ordinary, routine litigation incidental to the business to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market under the symbol CTWS and is included in the NASDAQ National Market System. The following table sets forth, for the periods indicated, the high and low last sale prices of the Company's Common Stock in the over-the-counter market and the dividends paid by the Company during the two most recent calendar years. The quotations represent actual sales prices, but the sales reflected may be inter-dealer transactions which do not reflect retail mark-up, mark-down or commission. NASDAQ is the source of the quotations for all periods. Since its affiliation with Connecticut Water in 1975, the Company has paid quarterly cash dividends on its Common Stock.

                                                       PRICE
                                                 ------------------    DIVIDENDS
PERIOD                                            HIGH        LOW        PAID*
------                                           -------    -------    ---------
1999:
   First Quarter                                 $27.750    $23.750     $.29333
   Second Quarter                                 29.250     19.000      .29333
   Third Quarter                                  37.000     28.500      .29666
   Fourth Quarter                                 37.000     27.875      .29666
1998:
   First Quarter                                 $23.000    $20.000     $.29000
   Second Quarter                                 24.000     21.420      .29000
   Third Quarter                                  24.420     22.917      .29333
   Fourth Quarter                                 28.375     25.000      .29333

* Excluding effect of the 1999 Gallup and Crystal mergers.

     As of March 1, 2000 there were approximately 5,200 holders of record of the Company's Common Stock.

     Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors from funds legally available therefor. Future dividends of the Company will be dependent upon timely and adequate rate relief, consolidated and parent company net income, availability of cash to the Company and its subsidiaries, the financial condition of the Company and its subsidiaries, the ability of its subsidiaries to pay dividends to the Company, the ability of the Company and the subsidiaries to sell their securities, the requirements of the construction programs of our water company subsidiaries and other conditions existing at the time.

     The Company is not permitted to pay any dividends on its Common Stock unless full cumulative dividends to the last preceding dividend date for all outstanding shares of Cumulative Preferred Stock of the Company have been paid or set aside for payment.

     The Company has a Dividend Reinvestment and Common Stock Purchase Plan. Under the plan, customers and employees of Connecticut Water and holders of Common Stock who elect to participate may automatically reinvest all or specified percentages of their dividends in additional shares of Common Stock and may also make optional cash payments of up to $1,000 per month to purchase additional shares of Common Stock. The Company may issue authorized but unissued shares of Common Stock to meet the requirements of the plan, or buy the shares on the open market at its discretion. 1,500,000 shares have been registered with the Securities and Exchange Commission for that purpose. Under the plan, approximately 1,170,000 shares had been issued by the Company as of December 31, 1999. Since the third quarter of 1996, the Company has been buying shares on the open market to satisfy Plan requirements.

     The Company has a Performance Stock Program that provides for shares of Common Stock of the Company to be issued as awards of restricted stock to eligible employees of Connecticut Water, conditioned on the attainment of performance goals established by the Compensation Committee. Under the plan 54,104 shares, 6,088 of which are restricted, and 13,357 of which are common stock equivalent shares had been issued by the Company as of December 31, 1999.

     In 1999 the Company's shareholders approved an amendment to our Performance Stock Program allowing the Company to issue stock options to officers and key employees. The total number of shares authorized for both the Performance Stock Program and the Stock Option Plan was set at 300,000 shares. In 1999, options for 127,723 shares were granted. These options were granted at the market price when granted which was $22.25 for 75,150 of the shares, and $33.50 for the other 52,573 shares. None of these shares were exercisable in 1999. One fifth of these shares, or 25,544 become exercisable each year over the next five years, starting in 2000.

     The Company has an Employee Savings 401-K Match Plan for Connecticut Water employees. Under the Plan approximately 20,550 shares of Common Stock had been issued by the Company as of December 31, 1999.

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

ITEM 6.   SELECTED FINANCIAL DATA

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
                             (1998 - 1995 RESTATED)

                      SUPPLEMENTAL INFORMATION (UNAUDITED)

                                                        Years Ended December 31,
SELECTED FINANCIAL DATA                 1999         1998         1997         1996         1995
-----------------------              ----------   ----------   ----------   ----------   ----------
                                             (Thousands of dollars except where indicated)
INCOME
Operating Revenues                   $   42,624   $   40,303   $   40,917   $   41,013   $   41,687
Operating Expenses                   $   31,397   $   29,543   $   30,060   $   30,274   $   31,070
Operating Income                     $   11,227   $   10,760   $   10,857   $   10,739   $   10,616
Interest and Debt Expense            $    4,526   $    4,606   $    4,602   $    4,286   $    4,305
Net Income Applicable to Common
  Stock                              $    7,456   $    7,136   $    7,027   $    6,884   $    6,608
Weighted Average Common Shares
  Outstanding                         4,836,951    4,827,484    4,816,753    4,788,340    4,669,960
Basic Earnings Per Average Common
  Share                              $     1.54   $     1.48   $     1.46   $     1.44   $     1.42
Number of Shares Outstanding at
  Year End                            4,838,794    4,828,619    4,819,970    4,810,459    4,742,470
ROE on Year End Common Equity              11.9%        11.8%        12.0%        12.2%        12.3%

                                                        Years Ended December 31,
SELECTED FINANCIAL DATA                 1999         1998         1997         1996         1995
-----------------------              ----------   ----------   ----------   ----------   ----------
                                             (Thousands of dollars except where indicated)
Cash Dividends Paid Per Common
  Share                              $    1.145   $    1.119   $    1.105   $    1.082   $    1.061
Dividend Payout Ratio                        74%          76%          76%          75%          75%
BALANCE SHEET
Common Stockholders' Equity          $   62,495   $   60,326   $   58,346   $   56,520   $   53,695
Long-Term Debt                       $   65,399   $   65,611   $   58,056   $   58,034   $   58,072
Preferred Stock (Consolidated,
  Excluding Current Maturities)      $      772   $      772   $      772   $      772   $      772
                                     ----------   ----------   ----------   ----------   ----------
Total Capitalization                 $  128,666   $  126,709   $  117,174   $  115,326   $  112,539
Stockholders' Equity (Includes
  Preferred Stock)                           49%          48%          50%          50%          48%
Long-Term Debt                               51%          52%          50%          50%          52%
Net Utility Plant                    $  181,342   $  175,723   $  172,081   $  162,186   $  154,430
Book Value -- Per Common Share       $    12.91   $    12.49   $    12.11   $    11.75   $    11.32

OPERATING DATA                           1999        1998        1997         1996         1995
--------------                          -------     -------     -------      -------      -------
                                              (Thousands of dollars except where indicated)
REVENUE CLASS
Residential                             $27,077     $25,495     $25,816      $25,888      $26,463
Commercial                                5,160       4,820       4,890        4,931        5,109
Industrial                                1,850       1,747       1,962        1,960        1,967
Public Authority                          1,374       1,208       1,218        1,215        1,247
Fire Protection                           6,788       6,660       6,698        6,720        6,586
Other (including non-metered accounts)      375         373         333          299          315
                                        -------     -------     -------      -------      -------
Total Operating Revenues                $42,624     $40,303     $40,917      $41,013      $41,687
                                        =======     =======     =======      =======      =======
Number of Customers (Average)            68,945      67,855      66,787       65,872       65,032
Billed Consumption (Millions of
  Gallons)                                6,430       6,047       6,049        5,907        6,075
Number of Employees                         168         175         176          178          179

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

   Overview

     Connecticut Water Service, Inc. (the Company) is a non-operating holding company, whose income is derived from the earnings of its six wholly owned subsidiary companies. Approximately 97% of the Company's earnings are attributable to The Connecticut Water Company, the Company's largest water utility subsidiary with approximately an additional 2% derived from the Company's two other regulated water utility companies, The Gallup Water Service, Incorporated and The Crystal Water Company of Danielson. These three companies supply water to 69,416 customers in 39 towns throughout the State of Connecticut. Each of these companies is subject to regulation by the Connecticut Department of Public Utility Control regarding financial issues, rates, and operating issues and to various other state and federal regulatory agencies concerning water quality and environmental standards. In addition to its regulated utilities, the Company owns three unregulated companies; Chester Realty, Inc. a real estate company, Connecticut Water Utility Services, Inc. which provides contract water and sewer operations and other water related services and Crystal Water Utilities Corporation, a holding company which owns The Crystal Water Company of Danielson and 3 small rental properties. These unregulated companies currently generate 1% of the Company's total earnings.

     1999 was the Company's 9th consecutive year of increased earnings and its 30th year of increased dividend payments.

   Regulatory Matters and Inflation

     The Connecticut Water Company is the Company's largest subsidiary serving 64,782 of the Company's 69,416 utility customers. Connecticut Water Company's revenues are based on regulated rates that are determined in a regulatory rate proceeding. Connecticut Water's last general rate proceeding was in 1991. The resulting rate decision granted Connecticut Water a 12.7% allowed return on common equity and a 10.74% allowed return on rate base. During 1997 this decision was reopened for the limited purposes of flowing through to customers cost savings related to a reduction in state gross earnings taxes payable by Connecticut Water and allowing Connecticut Water to collect certain costs related to postretirement benefits other than pension. Connecticut Water's rates were reduced approximately 4.5% due to the limited reopened rate proceeding. Connecticut Water's resulting reduction in revenues was offset by a corresponding reduction in its operating expenses.

     The Company, like all other businesses, is affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand its service capability. The cumulative effect of inflation results in significantly higher facility replacement costs, which must be recovered from future cash flows. The ability of the Company's water utility subsidiaries to recover this increased investment in facilities is primarily dependent upon future rate increases, which are subject to approval by the Connecticut Department of Public Utility Control.

     We do not presently plan to petition the DPUC for an increase in permanent rates in 2000. Future economic and financial market conditions, coupled with governmental regulations and fiscal policy, plus other factors which are unpredictable and often beyond our control, will influence when we request revisions to rates charged to our customers.

   Outlook

     The Company's profitability is primarily attributable to the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.

     We are continuing our expansion through acquisitions into 2000. In 1999 we signed an agreement to purchase the White Sand Beach water system in Old Lyme, Connecticut which services 148 customers. A decision by the Department of Public Utility Control on our application to acquire White Sand is expected in March, 2000.

RESULTS OF OPERATIONS

   1999 Compared with 1998

     During 1999 the Company acquired Gallup Water Service, Inc. and Crystal Water Utilities Corporation and accounted for these acquisitions as "pooling of interests". Financial statements have been restated to include the results of the acquired companies for all periods presented.

     Net income applicable to common stock for 1999 increased from that of 1998 by $320,000, or $.06 per average common share, on an increased number of common shares outstanding due primarily to the following:

     - Operating revenues increased $2,321,000:

         -- Metered revenues increased $2,191,000 or 6.6% due to customer growth which increased metered revenues approximately $530,000 or 1.6% and an extremely hot, dry 1999 summer which significantly increased our customers' water consumption.

         -- Non-metered revenues increased $130,000 or 1.8% primarily due to increased Public Fire Protection revenues related to our infrastructure additions upon which the revenues are based.

     - Operating expenses increased $1,854,000 primarily due to the following:

         -- Increase in Operations and Maintenance Expense primarily due to an increase in labor and benefit costs

         -- Increase in Depreciation Expense due to higher investment in utility plant

         -- Increase in Income Tax Expense primarily due to higher taxable income

         -- Increase in Property Tax Expense due to our higher investment in utility plant

     - Other income (Deductions) decreased $227,000 primarily due to lower gains on land sales and non-water sales earnings.

     - Interest and debt expense decreased $80,000 primarily from lower average balances of interim bank loans payable outstanding throughout 1999.

   1998 Compared with 1997

     Net income applicable to common stock for 1998 increased from that of 1997 by $109,000, or $.02 per average common share, on an increased number of common shares outstanding due primarily to the following:

     - Other income increased $210,000, or 26%, primarily due to increased profits from land sales partially offset by

     - An increase in interest and debt expense of $4,000 due to a higher level of debt (long and short-term combined) outstanding in 1998 as compared to 1997. Refinancing $18,000,000 of debt in 1998 at lower interest rates minimized the overall increase in interest expense; and

     - A decrease in operating income of $97,000. The elimination of the Connecticut Gross Earnings Tax for water companies on July 1, 1997 and the third quarter 1997 adoption of FAS 106 for rates had no impact on operating income but did reduce both revenues and operating expenses by approximately $835,000 in 1998 as compared to 1997. (Reduction in Gross Earnings Tax of $990,000 less an increase of $155,000 in FAS 106 costs).

         --   Operating revenues decreased 1.5% primarily due to:

             X The overall 4.5% rate reduction during the second half of 1997 primarily related to the elimination of the Connecticut Gross Earnings Tax for water companies partially offset by

             X Increase in metered revenues due to expansion of the customer base achieved through the Company's ongoing growth strategy; and

             X Higher unmetered revenues due to an increasing fire protection charges related to the expansion of the water systems

         --   Operating expenses decreased 1.7% primarily due to:

             X   The elimination of the Connecticut Gross Earnings Tax; and

             X   The 1997 Early Retirement Program; and

             X Reduced income tax expense due to lower taxable income, a decline in the State Corporate tax rate and utilization of new State Corporate Tax Credits partially offset by

             X   Increased operation and maintenance expense; and

             X   Increased depreciation expense

LIQUIDITY AND CAPITAL RESOURCES

     Interim bank loans payable at year end 1999 were $2,411,000, $516,000 higher than at the end of 1998. The Company elected not to fund any of the 1999 construction expenditures with equity funding through its Dividend Reinvestment Program (DRIP) by issuing new shares of common stock, but instead provided DRIP shares through open market purchases and negotiated transactions.

     We consider the current $9,000,000 line of credit with three banks adequate to finance any expected short-term borrowing requirements that may arise from operations during 2000. Interest expense charged on interim bank loans will fluctuate based on financial market conditions experienced during 2000.

     The Board of Directors has approved a construction budget for 2000 of $7,445,000, net of amounts to be financed by customer advances and contributions in aid of construction. Funds provided by operating activities are expected to finance all of this construction program given normal weather patterns and related operating revenue billings. Refer to Note 10, Utility Plant and Construction Program, in Notes to Consolidated Financial Statements for additional discussion for the Company's future construction program.

Y2K DISCLOSURE

     By the end of 1999, the Company had completed all the changes it considered necessary for its systems to handle Year 2000 issues. As of February 11, 2000, the Company is not aware of any Year 2000-related problems associated with our internal systems or software or with the software and systems of our vendors, distributors or suppliers. It is possible, however, that Year 2000-related problems could arise at a later date. There are no plans at this time to perform additional work, nor do we expect to experience any material adverse effects on our business, financial condition or results of operations from any vendor, distributor or supplier who may experience Year 2000 problems.

     However, because the Company's continued Year 2000 compliance in calendar 2000 is in part dependent on the continued Year 2000 compliance of third parties, there can be no assurance that the Company's efforts alone have resolved all Year 2000 issues or that key third parties will not experience Year 2000 compliance failures as calendar year 2000 progresses.

     The Company's costs associated with Year 2000 were approximately $300,000 in 1999. This cost was anticipated well in advance and was funded along with the other costs in our 1999 Construction Program with internally generated funds.

FORWARD LOOKING INFORMATION

     This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes to and development in the legislative and regulatory environments or in environmental or water quality regulations affecting the Company's business, the impact of competitive services on our non-regulated operations, weather conditions, and changes in the water utility industry, as well as such other factors as set forth in this report and in the Company's other filings with the Securities and Exchange Commission.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Connecticut Water Service, Inc. and the Notes to Consolidated Financial Statements, together with the reports of the Company's management and of Arthur Andersen LLP are included herein on page F-1 through F-26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   EXECUTIVE OFFICERS OF THE COMPANY

                                            PERIOD HELD OR       TERM OF OFFICE
NAME              AGE        OFFICE         PRIOR POSITION           EXPIRES
----              ---   ----------------  -------------------  -------------------
M. T. Chiaraluce  57    President, Chief  Held position of     2000 Annual Meeting
                        Executive         President since
                        Officer and       January, 1992 and
                        Chairman of the   position of Chief
                        Board             Executive Officer
                                          since July, 1992
D. C. Benoit      42    Vice              Held current         2000 Annual Meeting
                        President --      position or other
                        Finance, Chief    executive position
                        Financial         with the Company
                        Officer and       since April, 1996
                        Treasurer
J. R. McQueen     57    Vice              Held current         2000 Annual Meeting
                        President --      position or other
                        Engineering and   management or
                        Planning          engineering
                                          position with the
                                          Company since
                                          October, 1965
T. P. O'Neill     46    Vice              Held current         2000 Annual Meeting
                        President --      position or other
                        Operations        engineering
                                          position with the
                                          Company since
                                          February, 1980
M. P. Westbrook   40    Vice              Held current         2000 Annual Meeting
                        President --      position or other
                        Administration    management position
                        and Government    with the Company
                        Affairs           since September,
                                          1988
P. J. Bancroft    50    Assistant         Held current         2000 Annual Meeting
                        Treasurer and     position or other
                        Controller        accounting position
                                          with the Company
                                          since October, 1979
M. G. DiAcri      54    Corporate         Held administrative  2000 Annual Meeting
                        Secretary         position with the
                                          Company since
                                          February, 1990

     There are no family relationships between any of the Directors and Executive Officers of the Company.

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3), the information called for by Items 10, (except for information concerning the executive officers of the Company) 11, 12, and 13 is hereby incorporated by reference from the Company's definitive proxy statement filed by EDGAR on or about March 17, 2000. Information concerning the executive officers of the Company is included as Item 4.1 of this report.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.   Financial Statements:

         The report of the Company's management, the report of independent public accountants and the Company's Consolidated Financial Statements listed in the Index to Consolidated Financial Statements on page F-1 hereof are filed as part of this report, commencing on page F-2.

                                                              PAGE
                                                              ----
Index to Consolidated Financial Statements                    F-1
Report of Independent Public Accountants                      F-2
Consolidated Statements of Income for the years ended
   December 31, 1999, 1998 and 1997                           F-3
Consolidated Balance Sheets at December 31, 1999 and 1998     F-4
Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997                           F-5
Notes to Consolidated Financial Statements                    F-6

     2.   Financial Statement Schedules:

         The following schedules of the Company are included on the attached pages as indicated:

                                                              PAGE
                                                              ----
Report of Independent Public Accountants on Schedule          S-1
Schedule II Valuation and Qualifying Accounts and Reserves
   for the years ended December 31, 1999, 1998 and 1997       S-2

         All other schedules provided for in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements or notes thereto.

     3.   Exhibits:

Exhibits for Connecticut Water Service, Inc are in the Index
   to Exhibits                                                E-1

         Exhibits heretofore filed with the Securities and Exchange Commission as indicated below are incorporated herein by reference and made a part hereof as if filed herewith. Exhibits marked by asterisk (*) are being filed herewith.

     (b) Reports on Form 8-K:

         On October 7, 1999, the Company filed a Form 8-K dated September 29, 1999, reporting in Item 5, Other
     Events, that the Company had completed the pending merger with Crystal Water Utilities Corporation.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Index to Consolidated Financial Statements                    F-1
Report of Independent Public Accountants                      F-2
Consolidated Statements of Income for the years ended
   December 31, 1999, 1998 and 1997                           F-3
Consolidated Balance Sheets at December 31, 1999 and 1998     F-4
Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997                           F-5
Notes to Consolidated Financial Statements                    F-6

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:

     We have audited the accompanying consolidated balance sheets of Connecticut Water Service, Inc. (a Connecticut corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Hartford, Connecticut
February 11, 2000

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                              For the Years Ended December 31,
                                                        (Restated)    (Restated)
                                              1999         1998          1997
                                             -------    ----------    ----------
                                               (In thousands except per share
                                                          amounts)
Operating Revenues                           $42,624     $40,303       $40,917
                                             -------     -------       -------
Operating Expenses
   Operation and Maintenance                  17,812      17,241        16,272
   Depreciation                                4,390       4,133         3,774
   Income Taxes                                5,008       4,089         4,706
   Taxes Other Than Income Taxes               4,187       4,080         4,884
   Organizational Charges                         --          --           424
                                             -------     -------       -------
            Total Operating Expenses          31,397      29,543        30,060
                                             =======     =======       =======
Utility Operating Income                      11,227      10,760        10,857
                                             -------     -------       -------
Other Income (Deductions)
   Interest                                      135         152           136
   Allowance for Funds Used During
      Construction                               454         476           575
   Gain on Sale of Property                      161         475           184
   Non-Water Sales Earnings                      170         247           215
   Miscellaneous Income (Deductions)             (70)        (42)          (69)
   Taxes on Other Income                         (57)       (288)         (231)
                                             -------     -------       -------
            Total Other Income (Deductions)      793       1,020           810
                                             =======     =======       =======
Interest and Debt Expenses
   Interest on Long-Term Debt                  3,943       3,918         3,751
   Other Interest Charges                        337         472           656
   Amortization of Debt Expense                  246         216           195
                                             -------     -------       -------
            Total Interest and Debt
               Expenses                        4,526       4,606         4,602
                                             =======     =======       =======
Net Income Before Preferred Dividends          7,494       7,174         7,065
Preferred Stock Dividend Requirement              38          38            38
                                             -------     -------       -------
Net Income Applicable to Common Stock        $ 7,456     $ 7,136       $ 7,027
                                             -------     -------       -------
Weighted Average Common Shares Outstanding:
   Basic                                       4,837       4,827         4,816
   Diluted                                     4,848       4,827         4,816
                                             -------     -------       -------
Earnings Per Common Share:
   Basic                                     $  1.54     $  1.48       $  1.46
   Diluted                                   $  1.54     $  1.48       $  1.46
                                             -------     -------       -------

  The accompanying notes are an integral part of these consolidated financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                                          (Restated)
                                                                1999         1998
                                                              --------    ----------
                                                              (Thousands of dollars)
ASSETS
  Utility Plant                                               $240,122     $232,120
  Construction Work in Progress                                  5,804        4,458
  Utility Plant Acquisition Adjustments                         (1,273)      (1,273)
                                                              --------     --------
                                                               244,653      235,305
  Accumulated Provision for Depreciation                       (63,311)     (59,582)
                                                              --------     --------
    Net Utility Plant                                          181,342      175,723
                                                              --------     --------
Other Property and Investments                                   2,747        2,628
                                                              --------     --------
  Cash                                                           1,013          372
  Accounts Receivable (Less Allowance, 1999 -- $455;
    1998 -- $315)                                                5,301        5,247
  Accrued Unbilled Revenues                                      2,805        2,894
  Materials and Supplies, at Average Cost                          761          729
  Prepayments and Other Current Assets                             237          245
                                                              --------     --------
         Total Current Assets                                   10,117        9,487
                                                              ========     ========
  Unamortized Debt Issuance Expense                              5,722        5,968
  Unrecovered Income Taxes                                       8,843        9,859
  Postretirement Benefits Other Than Pension                     1,083        1,150
  Other Costs                                                    1,031        1,140
                                                              --------     --------
      Total Deferred Charges and Regulatory Assets              16,679       18,117
                                                              --------     --------
         Total Assets                                         $210,885     $205,955
                                                              ========     ========
CAPITALIZATION AND LIABILITIES
  Common Stockholders' Equity:
    Common Stock without Par Value:
      Authorized -- 7,500,000 Shares -- Issued and
       Outstanding: 1999 -- 4,838,794; 1998 -- 4,828,619      $ 44,654     $ 44,403
    Retained Earnings                                           17,841       15,923
  Preferred Stock                                                  772          772
  Long-Term Debt                                                65,399       65,611
                                                              --------     --------
         Total Capitalization                                  128,666      126,709
                                                              ========     ========
Interim Bank Loans Payable                                       2,411        1,895
Current Portion Long Term Debt                                     194          424
Accrued Pension Benefits                                         1,816        1,767
Accounts Payable                                                 5,124        4,287
Accrued Taxes                                                      815          770
Accrued Interest                                                   650        1,216
Other Current Liabilities                                        2,864        2,538
                                                              --------     --------
         Total Current Liabilities                              13,874       12,897
                                                              ========     ========
Advances for Construction                                       15,994       15,273
                                                              --------     --------
Contributions in Aid of Construction                            24,165       22,944
                                                              --------     --------
Deferred Federal Income Taxes                                   16,743       15,601
                                                              --------     --------
Unfunded Future Income Taxes                                     8,349        9,309
                                                              --------     --------
Unfunded Postretirement Benefits Other Than Pensions             1,083        1,150
                                                              --------     --------
Unamortized Investment Tax Credits                               2,011        2,072
                                                              --------     --------
Commitments and Contingencies                                       --           --
                                                              --------     --------
         Total Capitalization and Liabilities                 $210,885     $205,955
                                                              ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Years Ended December 31,
                                                                         (Restated)   (Restated)
                                                                1999        1998         1997
                                                              --------   ----------   ----------
                                                                    (Thousands of dollars)
Operating Activities:
  Net Income Before Preferred Dividends                       $  7,494    $  7,174     $  7,065
                                                              --------    --------     --------
  Adjustments to Reconcile Net Income to Net Cash Provided
    by Operating Activities:
    Depreciation (including $124 in 1999, $127 in 1998, and
       $119 in 1997 charged to other accounts)                   4,514       4,260        3,893
    Change in Assets and Liabilities:
       (Increase) Decrease in Accounts Receivable and
         Accrued Unbilled Revenues                                  35        (298)        (730)
       (Increase) Decrease in Other Current Assets                 (24)       (161)           3
       (Increase) Decrease in Other Non-Current Items              292         (73)         682
       Increase (Decrease) in Accounts Payable, Accrued
         Expenses and Other Current Liabilities                    691         233          562
       Increase in Deferred Income Taxes and Investment Tax
         Credits, Net                                            1,081       1,068          775
       Recoverable Cleanup Costs (net)                              --          --        2,343
                                                              --------    --------     --------
         Total Adjustments                                       6,589       5,029        7,528
                                                              ========    ========     ========
         Net Cash Provided by Operating Activities              14,083      12,203       14,593
                                                              ========    ========     ========
Investing Activities:
  Gross Additions to Utility Plant (including Allowance For
    Funds Used During Construction of $454 in 1999, $476 in
    1998 and $575 in 1997)                                     (10,289)     (7,964)     (14,034)
                                                              --------    --------     --------
Financing Activities:
  Proceeds from Interim Bank Loans                               2,411       1,895        8,811
  Repayment of Interim Bank Loans                               (1,895)     (8,811)      (5,795)
  Proceeds from Issuance of Long-Term Debt                          --      18,018          272
  Reduction of Long-Term Debt Including Current Portion           (442)    (10,249)        (200)
  Proceeds from Issuance of Common Stock                           251         280          256
  Advances, Contributions and Funds from Others for
    Construction, Net                                            2,098         761        1,835
  Costs Incurred to Issue Long-Term Debt, Preferred Stock,
    and Common Stock                                                --      (1,091)        (133)
  Cash Dividends Paid                                           (5,576)     (5,438)      (5,362)
                                                              --------    --------     --------
         Net Cash Provided by (Used in) Financing Activities    (3,153)     (4,635)        (316)
                                                              ========    ========     ========
Net Increase (Decrease) in Cash                                    641        (408)         243
Cash at Beginning of Year                                          372         780          537
                                                              --------    --------     --------
Cash at End of Year                                           $  1,013    $    372     $    780
                                                              --------    --------     --------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                     $  4,488    $  3,382     $  4,633
    State and Federal Income Taxes                            $  3,650    $  3,397     $  3,537

  The accompanying notes are an integral part of these consolidated financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of Connecticut Water Service, Inc. an investor-owned holding company (the Company) and its six wholly owned subsidiaries, listed below:

    The Connecticut Water Company
    The Gallup Water Service, Incorporated
    Crystal Water Utilities Corporation
    The Crystal Water Company of Danielson
    Chester Realty, Inc.
    Connecticut Water Utility Services, Inc.

     During 1999 the Company acquired Gallup Water Service, Inc and Crystal Water Utilities Corporation and accounted for these acquisitions as "pooling of interests". Accordingly, the Company's financial statements have been restated to include the results of the acquired companies for all periods presented.

     Connecticut Water, Gallup, and Crystal (our "water companies") are public water utility companies serving more than 69,400 customers in 39 towns throughout Connecticut.

     Crystal Water Utilities Corporation is a holding company, owning the stock of Crystal Water Company of Danielson and three small rental properties.

     Chester Realty, Inc. is a real estate company whose pretax profits from land sales are included in the "Gain on Sale of Property", category in the "Other Income (Deductions)" section of the Consolidated Statements of Income. Chester's pretax profits from rental of property are included in the "Other Income (Deductions)" section of the Income Statement in the "Non-Water Sales Earnings" category.

     Connecticut Water Utility Services, Inc. is engaged in water related services and contract operations. Its earnings are included in the "Non-Water Sales Earnings" category in the "Other Income (Deductions)" section of the Consolidated Statements of Income.

     Intercompany accounts and transactions have been eliminated, except those allocating costs for regulatory purposes between our regulated and non-regulated companies.

     PUBLIC UTILITY REGULATION -- Our three water companies are subject to regulation for rates and other matters by the Connecticut Department of Public Utility Control (DPUC) and follow accounting policies prescribed by the DPUC. The Company prepares its financial statements in accordance with generally accepted accounting principles which includes the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (FAS 71). FAS 71 requires cost-based, rate-regulated enterprises such as our water companies to reflect the impact of regulatory decisions in their financial statements. The DPUC, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period other than the period in which the costs would be charged to expense

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES by an unregulated enterprise. The balance sheets include regulatory assets and liabilities as appropriate, primarily related to income taxes and postretirement benefits costs. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are probable of recovery and that its use of regulatory accounting is appropriate and in accordance with the provisions of FAS 71.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

     REVENUES -- Generally, water customers are billed quarterly, except larger commercial and industrial customers, and public fire protection customers, who are billed monthly. Most customers, except fire protection customers, are metered. Revenues from metered customers are based on their usage times approved regulated rates. Public fire protection charges are based on the length and diameter of the water main and number of hydrants in service. Private fire protection charges are based on the diameter of the connection to the water main. Our water companies accrue an estimate for the amount of revenues relating to sales unbilled at the end of each quarter.

     UTILITY PLANT -- Utility plant is stated at the original cost of such property when first devoted to public service. The difference between the original cost and the cost to our water companies is charged or credited to utility plant acquisition adjustments. Utility plant accounts are charged with the cost of improvements and replacements of property including an allowance for funds used during construction. Retired or disposed of depreciable plant is charged to accumulated provision for depreciation together with any costs applicable to retirement, less any salvage received. Maintenance of utility plant is charged to expense.

     ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION -- Allowance for Funds Used During Construction (AFUDC) is the cost of funds used to finance the construction of our water companies' utility plant. Generally, utility plant under construction is not recognized as part of rate base for ratemaking purposes until facilities are placed into service, and accordingly, AFUDC is charged to the construction cost of utility plant. Capitalized AFUDC, which does not represent current cash income, is recovered through rates over the service lives of the facilities.

     In order for certain water system acquisitions made in and after 1995 not to degrade earnings, The Connecticut Water Company has received DPUC approval to record AFUDC on certain of its investments in these systems. Through December 31, 1999 The Connecticut Water Company has capitalized $406,000 relating to financing these acquisitions.

     The allowed rate of return on rate base is used to calculate AFUDC.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     DEPRECIATION -- Virtually all of the Company's depreciable plant is owned by its three water companies. Depreciation is computed on a straight line basis at various rates as approved by the DPUC on a company by company basis. Depreciation allows the utility to recover the investment in utility plant over its useful life. The overall consolidated company depreciation rates, based on the average balances of depreciable property, were 2.1% for 1999, 2.0% for 1998 and 1.9% for 1997.

     CUSTOMERS' ADVANCES FOR CONSTRUCTION AND CONTRIBUTIONS IN AID OF CONSTRUCTION -- Under the terms of construction contracts with real estate developers and others, our water companies receive advances for the costs of new main installations. Refunds are made, without interest, as services are connected to the main, over periods not exceeding fifteen years and not in excess of the original advance. Unrefunded balances, at the end of the contract period, are credited to contributions in aid of construction (CIAC) and are no longer refundable.

     INCOME TAXES -- The Company provided deferred taxes for all temporary book-tax differences using the liability method. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. To the extent such income taxes increase or decrease future rates, an offsetting regulatory asset and liability have been recorded in the accompanying consolidated balance sheets.

     The Company believes that all deferred income tax assets will be realized in the future. Approximately $500,000 of the December 31, 1999 and $900,000 of the 1998 unfunded future income taxes are related to deferred Federal income taxes. The remaining balance of the unfunded future income taxes is related to deferred State income taxes.

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

     MUNICIPAL TAXES -- Municipal taxes are expensed over the 12 month period beginning on July 1 following the lien date, corresponding with the period in which the municipal services are provided.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     OTHER DEFERRED COSTS -- In accordance with DPUC ratemaking procedures, costs which benefit future periods, such as tank painting, are expensed over the periods they benefit.

     UNAMORTIZED DEBT ISSUANCE EXPENSE -- The issuance costs of long-term debt, including the remaining balance of issuance costs on long-term debt issues that have been refinanced prior to maturity and related call premiums, are amortized over the respective lives of the outstanding debt, as approved by the DPUC.

     EARNINGS PER SHARE -- The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the twelve months ended December 31, 1999, 1998, and 1997.

                                                         Twelve Months Ended
                                                       1999      1998      1997
                                                      ------    ------    ------
Basic earnings per share                              $ 1.54    $ 1.48    $ 1.46
Dilutive effect of unexercised stock options              --        --        --
                                                      ------    ------    ------
Diluted earnings per share                            $ 1.54    $ 1.48    $ 1.46
                                                      ======    ======    ======
NUMERATOR (IN THOUSANDS):                              1999      1998      1997
-------------------------                             ------    ------    ------
Basic net income                                      $7,456    $7,136    $7,027
Diluted net income                                    $7,456    $7,136    $7,027
                                                      ======    ======    ======
DENOMINATOR (IN THOUSANDS):                            1999      1998      1997
---------------------------                           ------    ------    ------
Basic weighted average shares outstanding              4,837     4,827     4,816
Dilutive effect of unexercised stock options              11       N/A       N/A
                                                      ------    ------    ------
Diluted weighted average shares outstanding            4,848     4,827     4,816
                                                      ======    ======    ======

     RECLASSIFICATION -- Certain reclassifications have been made to conform previously reported data to the current presentation.

NOTE 2:   1999 POOLING OF INTEREST ACQUISITIONS

     On April 16, 1999 Gallup was acquired by the Company through the issuance of 47,826 shares of common stock of the Company which were exchanged for all of the outstanding common stock of Gallup.

     On September 29, 1999 Crystal was acquired by the Company through the issuance of 244,508 common stock shares of the Company which were exchanged for all of the outstanding stock of Crystal.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     The combined and separate results of Connecticut Water Service, Gallup and Crystal during the period preceding and after the merger were as follows:

                                            1999       1998       1997
                                           -------    -------    -------
                                              (Thousands of dollars)
OPERATING REVENUES
   Connecticut Water Service               $40,087    $37,924    $38,501
   Gallup                                      638        583        592
   Crystal                                   1,899      1,796      1,824
                                           -------    -------    -------
            Combined Operating Revenues    $42,624    $40,303    $40,917
                                           =======    =======    =======
NET INCOME (LOSS) APPLICABLE TO COMMON
   STOCK
   Connecticut Water Service               $ 7,373    $ 6,927    $ 6,766
   Gallup                                      (74)        69         32
   Crystal                                     157        140        229
                                           -------    -------    -------
            Combined Net Income            $ 7,456    $ 7,136    $ 7,027
                                           =======    =======    =======

NOTE 3:   INCOME TAX EXPENSE

     Income Tax Expense is comprised of the following:

                                             1999       1998       1997
                                            ------     ------     ------
                                               (Thousands of dollars)
Federal Classified as Operating Expense     $4,322     $3,472     $3,842
Federal Classified as Other Income              32        216        157
                                            ------     ------     ------
            Total Federal Income Tax
               Expense                       4,354      3,688      3,999
                                            ------     ------     ------
State Classified as Operating Expense          686        617        864
State Classified as Other Income                25         72         65
                                            ------     ------     ------
            Total State Income Tax
               Expense                         711        689        929
                                            ------     ------     ------
                  Total Income Tax
                     Expense                $5,065     $4,377     $4,928
                                            ======     ======     ======

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     The components of the Federal and State income tax provisions are:

                                              1999       1998      1997
                                             ------     ------    ------
Current:
   Federal                                   $3,273     $2,620    $2,715
                                             ------     ------    ------
   State                                        711        689       929
                                             ------     ------    ------
            Total Current                     3,984      3,309     3,644
                                             ------     ------    ------
Deferred Income Taxes, Net:
   Federal
      Investment Tax Credit                     (61)       (61)      (62)
      Capitalized Interest                       36         32        47
      Depreciation                            1,106      1,097     1,299
                                             ------     ------    ------
            Total Deferred Income Taxes,
               Net                            1,081      1,068     1,284
                                             ------     ------    ------
                  Total                      $5,065     $4,377    $4,928
                                             ======     ======    ======

     Deferred income tax liabilities are categorized as following on the Consolidated Balance Sheet:

                                             1999       1998
                                            -------    -------
Deferred Federal Income Taxes               $16,743    $15,601
Unfunded Future Income Taxes                  8,349      9,309
                                            -------    -------
                                            $25,092    $24,910

     Deferred income tax liabilities (assets) are comprised of the following:

                                             1999       1998
                                            -------    -------
Depreciation                                $23,710    $23,166
Other                                         1,382      1,744
                                            -------    -------
Net deferred income tax liability           $25,092    $24,910
                                            =======    =======

     The calculation of Pre-Tax Income is as follows:

                                            1999       1998       1997
                                           -------    -------    -------
Pre-Tax Income
   Net Income Before Preferred Dividends   $ 7,494    $ 7,174    $ 7,065
   Income Taxes                              5,065      4,377      4,928
                                           -------    -------    -------
            Total Pre-Tax Income           $12,559    $11,551    $11,993
                                           =======    =======    =======

     In accordance with required regulatory treatment, deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate. The

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES differences between the effective income tax rate recorded by the Company and the statutory Federal tax rate are as follows:

                                                  1999    1998    1997
                                                  ----    ----    ----
Federal Statutory Income Tax Rate                 34.0%   34.0%   34.0%
   Tax Effect of Differences:
      State Income Taxes Net of Federal Benefit   3.7%    3.9%     5.1%
      Depreciation                                1.2%    1.5%     1.4%
      Pension Costs                                .2%     .4%      .5%
      Debt Refinancing Costs                       .2%    (2.6)%    .2%
      Non-deductible Merger Costs                  .4%      0%       0%
      Other                                        .6%     .7%     (.1)%
                                                  ----    ----    ----
            Effective Income Tax Rate             40.3%   37.9%   41.1%
                                                  ====    ====    ====

NOTE 4:   COMMON STOCK

     The Company has 7,500,000 authorized shares of common stock, no par value. A summary of the changes in the common stock accounts for the period January 1, 1997 through December 31, 1999, appears below:

                                                ISSUANCE
                                     SHARES      AMOUNT    EXPENSE    TOTAL
                                    ---------   --------   -------   -------
                                       (Thousands of dollars except share
                                                    amounts)
Balance, January 1, 1997            4,810,459   $45,252    $(1,216)  $44,036
                                    ---------   -------    -------   -------
   Dividend Reinvestment Plan              --        --      (133)      (133)
   Stock and equivalents issued
      through Performance Stock
      Program                           5,526       178        --        178
   Stock issued to Employee
      Savings 401-K Match Plan          3,985        78        --         78
                                    ---------   -------    -------   -------
Balance, December 31, 1997
   (restated)                       4,819,970    45,508    (1,349)    44,159
   Stock Split -- fractional
      shares                             (587)       --       (36)       (36)
   Stock and equivalents issued
      through Performance Stock
      Program                           7,281       211        --        211
   Stock issued to Employee
      Savings 401-K Match Plan          1,955        69        --         69
                                    ---------   -------    -------   -------
Balance, December 31, 1998
   (restated)                       4,828,619    45,788    (1,385)    44,403

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                                ISSUANCE
                                     SHARES      AMOUNT    EXPENSE    TOTAL
                                    ---------   --------   -------   -------
                                       (Thousands of dollars except share
                                                    amounts)
   Stock and equivalents issued
      through Performance Stock
      Program                          10,175       251        --        251
                                    ---------   -------    -------   -------
Balance, December 31, 1999(1)       4,838,794   $46,039    $(1,385)  $44,654
                                    =========   =======    =======   =======

(1) Includes 6,088 restricted and 13,357 common stock equivalent shares issued through the Performance Stock Program.

     On August 12, 1998 the Board and Directors authorized a new Shareholder Rights Plan. Pursuant to the new Plan, the Board authorized a dividend distribution of one Right to purchase one one-hundredth of a share of Series A Junior Participating Preference Stock of the Company for each outstanding share of the Company's common stock. The distribution was effected October 11, 1998.

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

     The Company may not pay any dividends on its common stock unless full cumulative dividends to the preceding dividend date for all outstanding shares of Preferred Stock of

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES the Company have been paid or set aside for payment. All such Preferred Stock dividends have been paid.

NOTE 5:   ANALYSIS OF RETAINED EARNINGS

     The summary of the changes in Retained Earnings for the period January 1, 1997 through December 31, 1999, appears below:

                                                    1999       1998       1997
                                                   -------    -------    -------
                                                      (Thousands of dollars)
Balance at Beginning of Year (restated)            $15,923    $14,187    $12,484
Income Before Preferred Dividends                    7,494      7,174      7,065
                                                   -------    -------    -------
                                                    23,417     21,361     19,549
                                                   =======    =======    =======
Dividends Declared:
   Cumulative Preferred, Series A, $.80 Per Share       12         12         12
   Cumulative Preferred, Series $.90, $.90 Per
      Share                                             26         26         26
   Common Stock:
      1999 $1.15 Per Share                           5,538         --         --
      1998 $1.12 Per Share                              --      5,400         --
      1997 $1.11 Per Share                              --         --      5,324
                                                   -------    -------    -------
                                                     5,576      5,438      5,362
                                                   -------    -------    -------
Balance at End of Year                             $17,841    $15,923    $14,187
                                                   =======    =======    =======

NOTE 6:   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each of the following financial instruments.

     CASH -- The carrying amount approximates fair value.

     LONG-TERM DEBT -- The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company. As of December 31, 1999 and 1998, the estimated fair value of the Company's long-term debt was $57,324,000 and $69,350,000, respectively, as compared to the carrying amounts of $65,399,000 and $65,611,000, respectively.

     The fair values shown above have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments" and do not purport to represent the amounts at which those obligations would be settled.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 7:   LONG-TERM DEBT

     Long-Term Debt at December 31, consisted of the following:

                                                              1999       1998
                                                             -------    -------
                                                               (Thousands of
                                                                  dollars)
The Connecticut Water Company
   First Mortgage Bonds:
      5.875% Series R, Due 2022                              $14,800    $14,800
      6.65% Series S, Due 2020                                 8,000      8,000
      5.75% Series T, Due 2028                                 5,000      5,000
      5.3% Series U, Due 2028                                  4,550      4,550
      6.94% Series V, Due 2029                                12,050     12,050
                                                             -------    -------
                                                              44,400     44,400
                                                             -------    -------
   Unsecured Water Facilities Revenue Refinancing Bonds
      5.05% 1998 Series A, Due 2028                           10,000     10,000
      5.125% 1998 Series B, Due 2028                           8,000      8,000
                                                             -------    -------
                                                              18,000     18,000
                                                             -------    -------
   Other
      5.5% Unsecured Promissory Note, Due 2002                   103        132
                                                             -------    -------
      Total Connecticut Water Company                         62,503     62,532
                                                             -------    -------
Crystal Water Utilities Corporation
      8.0% New London Trust, Due 2017                        $   133    $   137
                                                             -------    -------
Crystal Water Company of Danielson
      6.25% Farmer's Home Administration, Due 2015                --         18
      7.82% Connecticut Development Authority, Due 2020          518        528
      8.0% New London Trust, Due 2011                          2,298      2,416
                                                             -------    -------
      Total Crystal                                            2,816      2,962
                                                             -------    -------
Gallup Water Service
      9.58% Citizens Bank, Due 1999                          $    --    $   255
                                                             -------    -------
Chester Realty
      6% Note Payable, Due 2006                              $   141    $   149
                                                             -------    -------
            Total Connecticut Water Service, Inc.             65,593     66,035
                                                             -------    -------
            Less Current Portion                                (194)      (424)
                                                             -------    -------
            Total Long-Term Debt                             $65,399    $65,611
                                                             =======    =======

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     Principal payments required for years 2000 - 2004 are as follows:

2000  --   $194,000
2001  --   $209,000
2002  --   $225,000
2003  --   $204,000
2004  --   $220,000

     Substantially all utility plant is pledged as collateral for long-term debt.

     There are no mandatory sinking fund payments required on Connecticut Water Company's outstanding First Mortgage Bonds or the Unsecured Water Facilities Revenue Refinancing Bonds. However, the Series R First Mortgage Bonds and the 1998 Series A & B Unsecured Water Facilities Revenue Refinancing Bonds provide for an estate redemption right whereby the estate of deceased bondholders or surviving joint owners may submit bonds to the Trustee for redemption at par subject to a $25,000 per individual holder and a 3% annual aggregate limitation.

     The call price of the Series R bonds will reduce annually until the year 2003, when the call price becomes 100%. Series R bonds are callable for redemption at 102% from September 1, 1999 through August 31, 2000, then at 101.5% from September 1, 2000 through August 31, 2001.

     The other outstanding bonds may be initially called for redemption by the Company at the following dates and prices -- Series S, December 15, 2003 at 102%; Series T, July 1, 2003 and Series U, September 1, 2003 at 100% plus accrued interest to the date of redemption; Series V, January 1, 2004 at 103.5%, 1998 Series A & B Unsecured Water Facilities Revenue Refinancing Bonds, March 1, 2008 at 100% plus accrued interest.

     In 1998 Connecticut Water Company's Series Q, First Mortgage Bonds were refinanced with 5.05% 1998 Series A Unsecured, Tax-Exempt Water Facilities Revenue Refinancing Bonds. Also Connecticut Water Company's $8,000,000 interim bank loans were refinanced with 5.125% tax exempt, 1998 Series B Unsecured Water Facilities Revenue Refinancing Bonds.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 8:   PREFERRED STOCK

     The Company's Preferred Stock at December 31, consisted of the following:

                                                          1999    1998
                                                          ----    ----
                                                           (Thousands
                                                          of dollars)
Cumulative Series A Voting, $20 Par Value; Authorized
   Issued and Outstanding 15,000 Shares                   $300    $300
Cumulative Series $.90 Non-Voting, $16 Par Value;
   Authorized 50,000 Shares, Issued and Outstanding
   29,499 Shares                                           472     472
                                                          ----    ----
            Total                                         $772    $772
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

NOTE 9:   BANK LINES OF CREDIT

     The Company has a total of $9,000,000 in lines of credit provided by three banks. The available lines of credit as of December 31, 1999 was $6,335,000. In addition to the $2,411,000 of interim borrowing against these lines of credit, an additional $254,000 has been allocated to secure a Letter of Credit for one of the Company's real estate development projects. Bank commitment fees were approximately $25,000, $19,000, and $20,000 in 1999, 1998, and 1997,
respectively, on the lines of credit.

     At December 31, 1999 and 1998, the weighted average interest rates on short-term borrowings outstanding were 6.81% and 5.82%, respectively.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 10:   UTILITY PLANT AND CONSTRUCTION PROGRAM

     The components of utility plant and equipment at December 31, are as follows:

                                                     1999        1998
                                                   --------    --------
                                                      (Thousands of
                                                         dollars)
Source of Supply                                   $ 20,805    $ 20,028
Pumping                                              16,922      16,041
Water Treatment                                      42,864      42,194
Transmission and Distribution                       144,417     139,022
General (including intangible)                       14,505      14,226
Held for Future Use                                     609         609
                                                   --------    --------
            Total                                  $240,122    $232,120
                                                   ========    ========

     The amounts of depreciable plant at December 31, 1999 and 1998 included in total plant were $219,530,000 and $213,897,000, respectively.

     Our water companies are engaged in continuous construction programs. Estimated annual capital expenditures, net of amounts financed by customer advances and contributions in aid of construction, are expected to be $7,445,000 during 2000, $8,204,000 during 2001, and $7,203,000 in 2002. During the period
2003 to 2004, construction expenditures for routine improvements to the water distribution system are expected to be approximately $5,000,000 each year.

NOTE 11:   TAXES OTHER THAN INCOME TAXES

     Taxes Other than Income Taxes consist of the following:

                                               1999      1998      1997
                                              ------    ------    ------
                                                (Thousands of dollars)
Municipal Property Taxes                      $3,644    $3,525    $3,338
Payroll Taxes                                    543       555       555
Connecticut Gross Earnings Tax(A)                 --        --       991
                                              ------    ------    ------
            Total                             $4,187    $4,080    $4,884
                                              ======    ======    ======

(A) The Connecticut Gross Earnings Tax was legislatively eliminated for water companies effective July 1, 1997. The rates of our three water companies were correspondingly reduced at the same time.

NOTE 12:   PENSION AND OTHER POST-RETIREMENT EMPLOYEE BENEFITS

     GENERAL -- As of December 31, 1999 Connecticut Water had 157 employees, Gallup 4, and Crystal 7 for a total of 168 employees. The Company's officers are employees of Connecticut Water Company. Employee expenses are charged between

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES companies as appropriate. Connecticut Water Company has a post-retirement benefit plan including pension and post-retirement medical, dental, and life insurance. Crystal has a pension plan, whereas Gallup does not have any post-retirement benefits plans.

   Connecticut Water:

     PENSION -- Connecticut Water Company has a trusteed, non-contributory defined benefit retirement plan (the Pension Plan) which covers all employees who have completed one year of service. Benefits under the Pension Plan are based on credited years of service and "average earnings", as defined in the Pension Plan. Connecticut Water's policy is to fund accrued pension costs as permitted by Federal income tax regulations. No funding was made for 1999. Funding of $159,000 was made for 1998.

     POST-RETIREMENT BENEFITS OTHER THAN PENSION (PBOP) -- In addition to providing pension benefits, Connecticut Water provides certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust that has been approved by the DPUC. Substantially all of Connecticut Water's employees may become eligible for these benefits if they retire on or after age 55 with 10 years of service. The contributions for calendar years 1999, 1998, and 1997 were $473,000, $473,000, and $317,000, respectively.

     A deferred regulatory asset has been recorded to reflect the amount which represents the future operating revenues expected to be recovered in customers rates under FAS 106. In 1997 Connecticut Water requested and received approval from the DPUC to include FAS 106 costs in customer rates. The DPUC's 1997 limited reopener of Connecticut Water's general rate proceeding allowed it to increase customer rates $208,000 annually for FAS 106 costs. Connecticut Water's current rates now allow for recovery of $473,000 annually for post-retirement benefits costs other than pension.

     Connecticut Water has elected to recognize the transition obligation on a delayed basis over a period equal to the plan participants' 21.6 years of average future service.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                         PENSION BENEFITS       OTHER BENEFITS
CONNECTICUT WATER:                       1999       1998       1999       1998
------------------                      -------    -------    -------    -------
                                                 (Thousands of Dollars)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year   $12,557    $11,472    $ 3,866    $ 3,907
Service Cost                                504        392        173        152
Interest Cost                               908        872        268        262
Actuarial loss/(gain)                      (624)       541       (154)      (321)
Benefits paid                              (729)      (720)      (290)      (134)
                                        -------    -------    -------    -------
BENEFIT OBLIGATION, END OF YEAR         $12,616    $12,557    $ 3,863    $ 3,866
                                        =======    =======    =======    =======
CHANGE IN PLAN ASSETS
Fair Value, beginning of year           $16,915    $14,851    $ 2,057    $ 1,558
Actual return on plan assets              2,417      2,625        181        130
Employer contribution                        --        159        473        473
Participant's contributions                 N/A        N/A         38         30
Benefits paid                              (729)      (720)      (290)      (134)
                                        -------    -------    -------    -------
FAIR VALUE, END OF YEAR                 $18,603    $16,915    $ 2,459    $ 2,057
                                        =======    =======    =======    =======
Funded Status                           $ 5,987    $ 4,358    $(1,404)   $(1,809)
Unrecognized net actuarial (gain)        (7,917)    (6,090)    (1,823)    (1,650)
Unrecognized transition obligation          (65)       (97)     2,144      2,309
Unrecognized prior service cost             186        218        N/A        N/A
                                        -------    -------    -------    -------
ACCRUED BENEFIT (COST)                  $(1,809)   $(1,611)   $(1,083)   $(1,150)
                                        =======    =======    =======    =======

                                         PENSION BENEFITS       OTHER BENEFITS
                                         1999       1998       1999       1998
                                        -------    -------    -------    -------
Weighted-average assumptions as of
   December 31
   Discount rate                            7.5%       7.0%       7.5%       7.0%
   Expected return on plan assets           8.0%       8.0%       5.0%       5.0%
   Rate of compensation increase            4.5%       4.5%       N/A        N/A

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                    PENSION BENEFITS          OTHER BENEFITS
                                  1999     1998    1997    1999    1998    1997
                                 -------   -----   -----   -----   -----   -----
                                             (Thousands of Dollars)
COMPONENTS OF NET PERIODIC
   BENEFIT COSTS
Service cost                     $   504   $ 393   $ 392   $ 173   $ 152   $ 164
Interest cost                        908     872     740     268     262     272
Expected return on plan assets    (1,093)   (928)   (835)    (94)    (63)    (54)
Amortization of:
   Unrecognized Net Transition
      Asset                          (32)    (32)    (32)    165     165     165
   Unrecognized net (Gain) Loss     (121)   (118)   (190)   (106)   (113)   (127)
   Unrecognized Prior Service
      Cost                            32      32      32      --      --      --
FAS 88 Early Retirement Costs         --      --     366      --      --      81
                                 -------   -----   -----   -----   -----   -----
Net Periodic Pension Costs       $   198   $ 219   $ 473   $ 406   $ 403   $ 501
                                 =======   =====   =====   =====   =====   =====

     In determining the 1998 accumulated post-retirement benefit obligation, health care cost trends of 6% were assumed for 1998, grading down to 5.5% in 1999 and after. For the 1999 accumulated post-retirement benefit obligation, the rate of 5.5% was assumed for all years.

     Assumed health care costs trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                 1-PERCENTAGE-POINT    1-PERCENTAGE-POINT
                                      INCREASE              DECREASE
                                 ------------------    ------------------
                                          (Thousands of Dollars)
Effect on total of service and
   interest cost components             $ 67                 $ (63)
Effect on postretirement
   benefit obligation                   $475                 $(442)

     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN -- Connecticut Water provides additional pension benefits to senior management through a supplemental executive retirement plan. At December 31, 1999 the actuarial present value of the projected benefit obligation was $503,000. Expense associated with this plan was $76,000 for 1999, $99,000 for 1998 and 1997.

     SAVINGS PLAN -- The Connecticut Water Company maintains an employee savings plan which allows participants to contribute from 1% to 15% of pre-tax compensation. The Company matches 50 cents for each dollar contributed by the employee up to 4% of the employees' compensation. The contribution charged to expense in 1999, 1998 and 1997 was $127,000, $85,000 and $78,000, respectively.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     Effective for 1999 the Plan was modified to create the possibility for an "incentive bonus" contribution to the 401(k) plan tied to the attainment of a specific goal or goals to be identified each year starting in 1999. If the specific goal or goals are attained by the end of the year, all employees, except officers and certain key employees, will receive an additional 1% of their annual base salary as a direct contribution to their 401(k) account. In 1999 the goal was not met and therefore no incentive contribution was made.

   Crystal Water:

     PENSION -- Crystal has a defined benefit pension plan covering employees who have completed six months of service and who have attained the age of 20 1/2. Accrued pension costs and required contributions to the plan are actuarially calculated annually taking into account the employees' service to date and their expected future earnings. The following tables set forth the plan's funded status as of December 31, 1999 and 1998 and the net pension cost for 1999, 1998 and 1997 of ($150,000), $14,000 and $27,000 respectively.

                                                       1999      1998
                                                       -----    -------
                                                        (Thousands of
                                                           Dollars)
Actuarial present value of benefit obligations         $ 576    $ 1,008
Projected benefit obligation for salary increase         313        367
Projected benefit obligation                             889      1,375
Plan assets at fair value                                764      1,503
Unfunded (overfunding) projected benefits                125       (128)
Unrecognized gains/(loss)                                243        663
Unrecognized prior service cost                         (334)      (350)
Unrecognized transition obligation                       (27)       (29)
                                                       -----    -------
   Accrued pension costs                               $   7    $   156
                                                       -----    -------

                                                       1999      1998
                                                       -----    -------
Weighted-average assumptions as of December 31
   Discount rate                                         7.5%       8.0%
   Expected return on plan assets                        8.0%       8.0%
   Rate of compensation increase                         4.5%       5.0%

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Crystal Water:

                                                  1999     1998     1997
                                                 ------    -----    -----
                                                  (Thousands of Dollars)
Service costs                                    $  48     $ 49     $ 44
Interest cost of benefit obligation                110       73       63
Return on assets                                  (117)     (96)     (73)
Amortization of unrecognized gain/loss             (23)     (15)      (9)
Amortization of prior service cost                  15        1       --
Amortization of transition asset                     2        2        2
Settlement (gain)/loss                            (185)      --       --
                                                 -----     ----     ----
   Net pension (gain) cost                       $(150)    $ 14     $ 27

NOTE 13:   STOCK BASED COMPENSATION PLANS

INCENTIVE OPTIONS --

     In 1999 the Company's shareholders approved an amendment to its Performance Stock Program to permit the issuance of stock options to officers and key employees. The Company accounts for the plan under APB Opinion No. 25, under which no compensation cost has been recognized in the Consolidated Statements of Income. On a pro forma basis, the Company's net income and earnings per share would have been the following amounts had compensation cost for the plan been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation." Under SFAS No. 123, the Company would have been required to value such options and record such amounts in the financial statements as compensation expense.

                                                          1999
                                                         ------
Net income (in thousands of dollars):
   As reported                                           $7,456
   Pro forma                                             $6,589
Earnings Per Share:
   As reported                                           $ 1.54
   Pro forma                                             $ 1.36

     For purposes of this calculation, the Company arrived at the fair value of each stock grant at the date of grant by using the Black Scholes Option Pricing model with the following weighted average assumptions used for grants for the year ended December 31, 1999; risk-free interest rate of 5.5%; estimated period to exercise of 8 years; expected volatility of 25.89 percent and a dividend yield of 3.7 percent.

     At December 31, 1999, options which have been granted are not exercisable. The options begin to become exercisable in 2000, one year from the dates of the grants.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                  NUMBER OF    NUMBER OF
                                   OPTIONS      OPTIONS
                                 EXERCISABLE    GRANTED
                                    AS OF        AS OF       PRICE PER
                                  12/31/99     12/31/99        SHARE
                                 -----------   ---------   -------------
Balance at January 1, 1999           --              --              N/A
   Granted April 23, 1999            --          75,150    $       22.25
   Granted December 8, 1999          --          52,573    $       33.50
                                      --        -------
Balance at December 31, 1999         --         127,723    $22.25-$33.50
                                      ==        =======

     Weighted average fair values of options granted in 1999 was $6.78.

     PERFORMANCE STOCK PROGRAM -- Under the Company's Performance Stock Program, restricted shares of Common Stock may be awarded annually to officers and key employees. To the extent that the goals established by the Compensation Committee have been attained, the restrictions on the stock are removed. Amounts charged to expense pursuant to this plan were $216,000, $170,000, and $173,000 for 1999, 1998 and 1997, respectively.

NOTE 14:   SEGMENT REPORTING

     Our Company operates principally in three segments: water activities, real estate sales and services/rentals. The water segment is comprised of our core regulated water activities to supply water to our customers. Our real estate sales segment involves the selling off our limited excess real estate holdings. Our services and rentals segment is comprised of providing services on a contract basis and leasing certain of our properties to others. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies. Financial data for reportable segments is as follows:

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                                                            INTEREST
                                                                             EXPENSE
                                                                               AND
                                                                            PREFERRED
                                                   OTHER        OTHER       DIVIDEND
                                                 OPERATING      INCOME       (NET OF    INCOME    NET
                       REVENUES   DEPRECIATION   EXPENSES    (DEDUCTIONS)    AFUDC)     TAXES    INCOME
                       --------   ------------   ---------   ------------   ---------   ------   ------
                                                        (In thousands)
Year ended December
  31, 1999
Water Activities       $42,624       $4,390       $21,999        $ 65        $4,084     $4,943   $7,273
Real Estate Sales          447                        286           0             0        64        97
Services/Rentals         1,410           16         1,224           0            26        58        86
                       -------       ------       -------        ----        ------     ------   ------
           Total       $44,481       $4,390       $23,509        $ 65        $4,110     $5,065   $7,456
                       =======       ======       =======        ====        ======     ======   ======
Year ended December
  31, 1998
Water Activities       $40,303       $4,133       $21,321        $110        $4,168     $4,089   $6,702
Real Estate Sales          710                        235           0             0       190       285
Services/Rentals         1,073           21           805           0             0        98       149
                       -------       ------       -------        ----        ------     ------   ------
           Total       $42,086       $4,154       $22,361        $110        $4,168     $4,377   $7,136
                       =======       ======       =======        ====        ======     ======   ======
Year ended December
  31, 1997
Water Activities       $40,917       $3,774       $21,580        $ 58        $4,065     $4,768   $6,788
Real Estate Sales          349                        165           0             0        74       110
Services/Rentals         1,091           18           858           0             0        86       129
                       -------       ------       -------        ----        ------     ------   ------
           Total       $42,357       $3,792       $22,603        $ 58        $4,065     $4,928   $7,027
                       =======       ======       =======        ====        ======     ======   ======

                                                                 AT DECEMBER 31
                                                                1999        1998
                                                              --------    --------
                                                                 (In thousands)
Total Plant and Other Investments                             $183,310    $177,550
Water                                                              779         801
                                                              --------    --------
Non-water                                                      184,089     178,351
                                                              ========    ========
Other Assets                                                    26,246      27,465

Water                                                              550         139
                                                              --------    --------
Non-water                                                       26,796      27,604
                                                              --------    --------
           Total Assets                                       $210,885    $205,955
                                                              ========    ========

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 15:   QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for the years ended December 31, 1999 and 1998 appears below:

                                                                                     BASIC
                                                                                 EARNINGS PER
                                                                 NET INCOME         AVERAGE
                           OPERATING            UTILITY         APPLICABLE TO       COMMON
                           REVENUES        OPERATING INCOME     COMMON STOCK         SHARE
                       -----------------   -----------------   ---------------   -------------
                        1999      1998      1999      1998      1999     1998    1999    1998
                       -------   -------   -------   -------   ------   ------   -----   -----
                                   (Thousands of dollars except per share amounts)
First Quarter          $ 9,450   $ 9,240   $ 2,414   $ 2,404   $1,510   $1,419   $0.31   $0.30
Second Quarter          10,233     9,383     2,765     2,363    1,811    1,529    0.37    0.32
Third Quarter           12,892    12,020     3,763     3,639    2,716    2,658    0.56    0.55
Fourth Quarter          10,049     9,660     2,285     2,354    1,419    1,530    0.30    0.31
                       -------   -------   -------   -------   ------   ------   -----   -----
           Year        $42,624   $40,303   $11,227   $10,760   $7,456   $7,136   $1.54   $1.48
                       =======   =======   =======   =======   ======   ======   =====   =====

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 3.1       Certificate of Incorporation of Connecticut Water Service, Inc.
           amended and restated as of April, 1998.
 3.2*      By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999.
 3.3       Certification of Incorporation of The Connecticut Water Company
           effective April, 1998.
 4.1       Indenture of Mortgage and Deed of Trust from The Connecticut Water
           Company to The Connecticut Bank and Trust Company, Trustee, dated as of June 1, 1956. (Exhibit 4.3(a) to Registration Statement No.
           2-61843)
 4.2       Supplemental Indentures thereto dated as of
           (i)      February 1, 1958 (Exhibit 4.3(b) (i) to Registration
                    Statement No. 2-61843)
           (ii)     September 1, 1962 (Exhibit 4.3(b) (ii) to Registration
                    Statement No. 2-61843)
           (iii)    January 1, 1966 (Exhibit 4.3(b) (iii) to Registration
                    Statement No. 2-61843)
           (iv)     July 1, 1966 (Exhibit 4.3(b) (iv) to Registration Statement
                    No. 2-61843)
           (v)      January 1, 1971 (Exhibit 4.3(b) (v) to Registration
                    Statement No. 2-61843)
           (vi)     September 1, 1974 (Exhibit 4.3(b) (vi) to Registration
                    Statement No. 2-61843)
           (vii)    December 1, 1974 (Exhibit 4.3(b) (vii) to Registration
                    Statement No. 2-61843)
           (viii)   January 1, 1976 (Exhibit 4(b) to Form 10-K for the year
                    ended 12/31/76)
           (ix)     January 1, 1977 (Exhibit 4(b) to Form 10-K for the year
                    ended 12/31/76)
           (x)      September 1, 1978 (Exhibit 2.12(b) (x) to Registration
                    Statement No. 2-66855)
           (xi)     December 1, 1978 (Exhibit 2.12(b) (xi) to Registration
                    Statement No. 2-66855)
           (xii)    June 1, 1979 (Exhibit 2.12(b) (xii) to Registration
                    Statement No. 2-66855)
           (xiii)   December 1, 1983 (Exhibit 4.2 (xiii) to Form 10-K for the
                    year ended 12/31/83)
           (xiv)    January 1, 1987 (Exhibit 4.2(xiv) to Form 10-K for the year ended 12/31/86)
           (xv)     May 1, 1989 (Exhibit 4.2 (xv) to Form 10-K for year ended
                    12/31/89)
           (xvi)    June 1, 1991 (Exhibit 4.2 (xvi) to Form 10-K for year ended
                    12/31/91)
           (xvii)   August 1, 1992 (Exhibit 4.2 (xvii) to Form 10-K for year
                    ended 12/31/92)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
           (xviii)  October 1, 1993 (Exhibit 4.2 (xviii) to Form 10-K for year ended 12/31/93)
           (xix)    June 1, 1993 (Exhibit 4.2 (xix) to Form 10-K for year ended
                    12/31/93)
           (xx)     September 1, 1993 (Exhibit 4.2 (xx) to Form 10-K for year
                    ended 12/31/93)
           (xxi)    December 1, 1993 (Exhibit 4.2 (xxi) to Form 10-K for year
                    ended 12/31/93)
           (xxii)   March 1, 1994 (Exhibit 4.2 (xxii) to Form 10-K for year
                    ended 12/31/94)
 4.3       Loan Agreement dated as of October 1, 1993, between the Connecticut
           Development Authority and The Connecticut Water Company. (Exhibit 4.3
           to Form 10-K for year ended December 31, 1993)
 4.4       Loan Agreement dated as of June 1, 1993, between the Connecticut
           Development Authority and The Connecticut Water Company. (Exhibit 4.4
           to Form 10-K for year ended December 31, 1993)
 4.5       Loan Agreement dated as of September 1, 1993, between the Connecticut
           Development Authority and The Connecticut Water Company. (Exhibit 4.5
           to Form 10-K for year ended December 31, 1993)
 4.6       Loan Agreement dated as of August 1, 1992 between the Connecticut
           Development Authority and The Connecticut Water Company. (Exhibit
           4.10 to Form 10-K for the year ended December 31, 1992)
 4.7       Bond Purchase Agreement dated as of December 1, 1993. (Exhibit 4.8 to
           Form 10-K for year ended December 31, 1993)
 4.8       Loan Agreement dated as of March 9, 1998 between the Connecticut
           Development Authority and The Connecticut Water Company.
 4.9*      Loan Agreement dated as of April 19, 1990 between the Connecticut
           Development Authority and The Crystal Water Company of Danielson.
 4.10*     Loan Agreement dated as of February 9, 1996 between New London Trust,
           F.S.B. and The Crystal Water Company of Danielson.
10.1       Pension Plan Fiduciary Liability Insurance for The Connecticut Water
           Company Employees' Retirement Plan and Trust, The Connecticut Water
           Company Tax Credit Employee Stock Ownership Plan, as Amended and
           Restated, Savings Plan of The Connecticut Water Company and The
           Connecticut Water Company VEBA Trust Fund. (Exhibit 10.1 to
           Registration Statement No. 2-74938)
10.2       Directors and Officers Liability and Corporation Reimbursement
           Insurance. (Exhibit 10.2 to Registration Statement No. 2-74938)
10.3       Directors Deferred Compensation Plan, effective as of January 1,
           1980, as amended as of March 20, 1981. (Exhibit 10.3 to Registration
           Statement No. 2-74938)
10.4       The Connecticut Water Company Deferred Compensation Agreement dated
           December 1, 1984. (Exhibit 10.4 to Form 10-K for the year ended
           December 31, 1984)
10.5*      The Connecticut Water Company Amended and Restated Deferred
           Compensation Agreement dated May 14, 1999

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
           a) Marshall T. Chiaraluce
           b) David C. Benoit
           c) James R. McQueen
           d) Kenneth W. Kells
10.6       The Connecticut Water Company Supplemental Executive Retirement
           Agreement with William C. Stewart. (Exhibit 10.6a to Form 10-K for year ended December 31, 1991)
10.7.1     The Connecticut Water Company Supplemental Executive Retirement
           Agreement with Marshall T. Chiaraluce. (Exhibit 10.6b to Form 10-K for year ended December 31, 1991)
10.7.2*    The Connecticut Water Company Amended Supplemental Executive
           Retirement Agreement with Marshall T. Chiaraluce dated August 1,
           1999.
10.8.1     The Connecticut Water Company Supplemental Executive Retirement
           Agreement -- standard form for other officers. (Exhibit 10.6c to Form
           10-K for year ended December 31, 1991)
10.8.2*    The Connecticut Water Company Amended Supplemental Executive
           Retirement Agreement -- standard form for other officers, dated
           August 1, 1999.
10.9*      The Connecticut Water Company Employment Agreements with Officers, amended and restated as of November 18, 1999
           a) Marshall T. Chiaraluce
           b) Michele G. DiAcri
           c) James R. McQueen
           d) David C. Benoit
           e) Peter J. Bancroft
           f) Maureen P. Westbrook
           g) Terrance P. O'Neill
10.10*     Employment and Consulting Agreement between Richard L. Mercier and
           Gallup Water Service, Inc. dated April 15, 1999.
10.11*     Employment and Consulting Agreement between Roger Engle and Crystal
           Water Company of Danielson dated September 29, 1999.
10.12      Savings Plan of The Connecticut Water Company, amended and restated
           effective as of January 1, 1999.
10.13      The Connecticut Water Company Employees' Retirement Plan as amended and restated as of January 1, 1997.
10.14      Water Supply Agreement dated June 13, 1994, between The Connecticut
           Water Company and the Hazardville Water Company. (Exhibit 10.15 to
           Form 10-K for year ended December 31, 1994)
10.15      November 4, 1994 Amendment to Agreement dated December 11, 1957 between The Connecticut Water Company (successor to the Thomaston
           Water Company) and the City of Waterbury. (Exhibit 10.16 to Form 10-K
           for year ended December 31, 1994)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.16      Contract between The Connecticut Water Company and The Rockville
           Water and Aqueduct Company dated as of January 1, 1976. (Exhibit 9(b)
           to Form 10-K for the year ended December 31, 1975)
10.17      Agreement dated August 13, 1986 between The Connecticut Water Company and the Metropolitan District. (Exhibit 10.14 to Form 10-K for the
           year ended December 31, 1986)
10.18      Report of the Commission to Study the Feasibility of Expanding the
           Water Supply Services of the Metropolitan District. (Exhibit 14 to
           Registration Statement No. 2-61843)
10.19      Plan of Merger dated December 18, 1978 of Broad Brook Water Company,
           The Collinsville Water Company, The Rockville Water and Aqueduct
           Company, The Terryville Water Company and The Thomaston Water Company
           with and into The Connecticut Water Company. (Exhibit 13 to Form 10-K for the year ended December 31, 1978)
10.20      Bond Exchange Agreements between Connecticut Water Service, Inc., The
           Connecticut Water Company Bankers Life Company and Connecticut Mutual
           Life Insurance Company dated October 23, 1978. (Exhibit 14 to Form
           10-K for the year ended December 31, 1978)
10.21      Dividend Reinvestment and Common Stock Purchase Plan as amended.
           (Registration Statement No. 33-53211 as amended)
10.22      Contract for Supplying Bradley International Airport. (Exhibit 10.21
           to Form 10-K for the year ended December 31, 1984)
10.23      Report of South Windsor Task Force. (Exhibit 10.23 to Form 10-K for
           the year ended December 31, 1987)
10.24      Trust Agreement for The Connecticut Water Company Welfare Benefits
           Plan (VEBA) dated January 1, 1989. (Exhibit 10.21 to Form 10-K for year ended December 31, 1989)
10.25      Performance Stock Program, as amended and restated as of April 23,
           1999. (Exhibit A to CTWS Proxy Statement dated March 17, 1999)
24.1*      Consent of Arthur Andersen LLP
27.0*      Financial Data Schedule

---------------
Note: Exhibits 10.1 through 10.13, 10.24 and 10.25 set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form-10K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CONNECTICUT WATER SERVICE, INC.
                                         Registrant

                                         By   /s/ MARSHALL T. CHIARALUCE
                                          --------------------------------------
                                                  Marshall T. Chiaraluce
                                           President, Chairman of the Board and
                                                 Chief Executive Officer

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

              SIGNATURE                                TITLE                          DATE
              ---------                                -----                          ----

     /s/ MARSHALL T. CHIARALUCE         Director, President Chairman of the     February 28, 2000
-------------------------------------   Board, and Chief Executive Officer
       Marshall T. Chiaraluce
    (Principal Executive Officer)

         /s/ DAVID C. BENOIT             Vice President -- Finance, Chief       February 25, 2000
-------------------------------------     Financial Officer and Treasurer
           David C. Benoit
      (Principal Financial and
         Accounting Officer)

              SIGNATURE                                TITLE                          DATE
              ---------                                -----                          ----
      /s/ FRANCIS E. BAKER, JR.                      Director                   February 25, 2000
-------------------------------------
        Francis E. Baker, Jr.

      /s/ HAROLD E. BIGLER, JR.                      Director                   February 28, 2000
-------------------------------------
        Harold E. Bigler, Jr.

         /s/ MARY ANN HANLEY                         Director                   February 25, 2000
-------------------------------------
           Mary Ann Hanley

        /s/ MARCIA L. HINCKS                         Director                   February 25, 2000
-------------------------------------
          Marcia L. Hincks

        /s/ RONALD D. LENGYEL                        Director                   February 25, 2000
-------------------------------------
          Ronald D. Lengyel

      /s/ RUDOLPH E. LUGINBUHL                       Director                   February 25, 2000
-------------------------------------
        Rudolph E. Luginbuhl

         /s/ HARVEY G. MOGER                         Director                   February 25, 2000
-------------------------------------
           Harvey G. Moger

         /s/ ROBERT F. NEAL                          Director                   February 25, 2000
-------------------------------------
           Robert F. Neal

        /s/ WARREN C. PACKARD                        Director                   February 24, 2000
-------------------------------------
          Warren C. Packard

         /s/ ARTHUR C. REEDS                         Director                   February 24, 2000
-------------------------------------
           Arthur C. Reeds

        /s/ DONALD B. WILBUR                         Director                   February 25, 2000
-------------------------------------
          Donald B. Wilbur

                                   SCHEDULES

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

     We have audited, in accordance with generally accepted auditing standards, the financial statements of Connecticut Water Service, Inc. included in this Form 10-K, and have issued our report thereon dated February 11, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                         /s/ ARTHUR ANDERSEN LLP
                                         ---------------------------------------

Hartford, Connecticut
February 11, 2000

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                   BALANCE    ADDITIONS     DEDUCTIONS    BALANCE
                                  BEGINNING   CHARGED TO       FROM       END OF
DESCRIPTION                        OF YEAR      INCOME     RESERVES(1)     YEAR
-----------                       ---------   ----------   ------------   -------
                                              (Thousands of Dollars)
Allowance for Uncollectible
   Accounts
   Year Ended December 31, 1999     $315         $171          $ 31        $455
                                    ====         ====          ====        ====
   Year Ended December 31,
      1998(2)                       $147         $162          $ (6)       $315
                                    ====         ====          ====        ====
   Year Ended December 31,
      1997(2)                       $162         $134          $149        $147
                                    ====         ====          ====        ====

---------------
(1) Amounts charged off as uncollectible after deducting recoveries

(2) Restated

                                    EXHIBITS
                         TO ANNUAL REPORT ON FORM 10-K
                                  FOR THE YEAR
                            ENDED DECEMBER 31, 1999

                      24.1 Consent of Arthur Andersen LLP
                          27.0 Financial Data Schedule

                                                                    EXHIBIT 24.1

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 33-53211 and 33-394525.

                                         /s/ ARTHUR ANDERSEN LLP
                                         ---------------------------------------

Hartford, Connecticut
March 07, 2000