Form 10-Q
period 2000-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2000-05-12
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000

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

                                    4,843,968
          Number of shares of common stock outstanding, March 31, 2000

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                Financial Report
                             March 31, 2000 and 1999



                                TABLE OF CONTENTS

PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 2000
   and December 31, 1999                                                 Page 3

Consolidated Statements of Capitalization at
   March 31, 2000 and December 31, 1999                                  Page 4

Consolidated Statements of Income for the Three Months
   Ended March 31, 2000 and 1999                                         Page 5

Consolidated Statements of Income for the Twelve Months
   Ended March 31, 2000 and 1999                                         Page 6

Consolidated Statements of Retained Earnings both the
 Three and Twelve Months Ended March 31, 2000 and 1999                   Page 7

Consolidated Statements of Cash Flows for Three Months
   Ended March 31, 2000 and 1999                                         Page 8

Notes to Consolidated Financial Statements                               Page 9

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                          Page 10

PART II, ITEM 4:  Submission of Matters to a Vote
   of Security Holders                                                   Page 11

Signatures Page                                                          Page 12

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    AT MARCH 31, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                     MARCH 31,
                                                       2000          DEC. 31,
                                                    (UNAUDITED)        1999
                                                    -----------     ----------
ASSETS

Utility Plant
  Utility Plant                                      $241,915        $240,122
  Construction Work in Progress                         4,333           5,804
  Utility Plant Acquisition Adjustments                (1,273)         (1,273)
                                                    -----------     ----------
                                                      244,975         244,653
  Accumulated Provision for Depreciation              (64,555)        (63,311)
                                                    -----------     ----------
     Net Utility Plant                                180,420         181,342
                                                    -----------     ----------
Other Property and Investments                          2,730           2,747
                                                    -----------     ----------
Current Assets
  Cash                                                  1,027           1,013
  Accounts Receivable
    (Less Allowance, 2000--$352; 1999--$455)            4,758           5,301
  Accrued Unbilled Revenues                             2,793           2,805
  Materials and Supplies, at Average Cost                 802             761
  Prepayments and Other Current Assets                  1,201             237
                                                    -----------     ----------
     Total Current Assets                              10,581          10,117
                                                    -----------     ----------

Deferred Charges and Regulatory Assets
  Unamortized Debt Issuance Expense                     5,667           5,722
  Unrecovered Income Taxes                              8,864           8,843
  Postretirement Benefits Other Than Pension            1,083           1,083
  Other Costs                                             992           1,031
                                                    ------------    ----------
     Total Deferred Charges and Regulatory Assets      16,606          16,679
                                                    -----------     ----------
       TOTAL ASSETS                                  $210,337        $210,885
                                                    ===========     ==========
CAPITALIZATION AND LIABILITIES

Capitalization (See accompanying statements)
  Common Stockholders' Equity                        $ 62,605        $ 62,495
  Preferred Stock                                         772             772
  Long-Term Debt                                       65,346          65,399
                                                    -----------     ----------
     Total Capitalization                             128,723         128,666
                                                    -----------     ----------

Current Liabilities
  Current Portion of Long Term Debt                       194             194
  Interim Bank Loans Payable                            3,401           2,411
  Accounts Payable and Accrued Taxes and Interest       6,588           8,405
  Other                                                 2,748           2,864
                                                    -----------     ----------
     Total Current Liabilities                         12,931          13,874
                                                    -----------     ----------
Long-Term Liabilities
  Advances for Construction                            16,111          15,994
  Contributions in Aid of Construction                 24,150          24,165
  Deferred Federal Income Taxes                        16,993          16,743
  Unfunded Future Income Taxes                          8,349           8,349
  Unfunded Postretirement Benefits
    Other Than Pension                                  1,083           1,083
  Unamortized Investment Tax Credits                    1,997           2,011
  Commitments and Contingencies
                                                    -----------     ----------
     Total Long-Term Liabilities                       68,683          68,345
                                                    -----------     ----------
     TOTAL CAPITALIZATION AND LIABILITIES            $210,337        $210,885
                                                    ===========     ==========

   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                    AT MARCH 31, 2000 AND DECEMBER 31, 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             MARCH 31,
                                                                               2000         DEC. 31,
                                                                            (UNAUDITED)       1999
                                                                            -----------     --------
Common Stockholders' Equity
  Common Stock Without Par Value Authorized - 7,500,000 Shares: ...........    46,050         46,039
    Shares Issued and Outstanding: 2000 - 4,843,968; 1999 - 4,838,794
    Stock Issuance Expense.................................................    (1,385)        (1,385)
    Retained Earnings......................................................    17,940         17,841
                                                                             --------       --------
        Total Common Stockholders' Equity..................................    62,605         62,495
                                                                             --------       --------
Cumulative Preferred Stock of Connecticut Water Service, Inc.
  Series A Voting, $20 Par Value; Authorized, Issued and
    Outstanding 15,000 Shares, Redeemable at $21.00 Per Share..............       300            300
  Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
    Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share...       472            472
                                                                             --------       --------
        Total Preferred Stock of Connecticut Water Service, Inc. ..........       772            772
                                                                             --------       --------
Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      5 7/8% Series R, due 2022............................................    14,800         14,800
      6.65%  Series S, due 2020............................................     8,000          8,000
      5 3/4% Series T, due 2028............................................     5,000          5,000
      5.3%   Series U, due 2028............................................     4,550          4,550
      6.94%  Series V, due 2029............................................    12,050         12,050
                                                                             --------       --------
                                                                               44,400         44,400
    Unsecured Water Facilities Revenue Refinancing Bonds
      5.05%  1998 Series A, due 2028.......................................    10,000         10,000
      5.125% 1998 Series B, due 2028.......................................     8,000          8,000
    Other
      5.5% Unsecured Promissory Note.......................................        82            103
                                                                             --------       --------
        Total Connecticut Water Company....................................    62,492         62,503

    Crystal Water Utilities Corporation
      8.0% New London Trust, Due 2017......................................       133            133
                                                                             --------       --------
    Crystal Water Company of Danielson
      7.82% Connecticut Development Authority, Due 2020....................       515            518
      8.0% New London Trust, Due 2011......................................     2,267          2,298
                                                                             --------       --------
      Total Crystal........................................................     2,782          2,816
                                                                             --------       --------
    Chester Realty
      6% Note Payable, Due 2006............................................       133            141
                                                                             --------       --------
        Total Connecticut Water Service, Inc. .............................    65,540         65,593
                                                                             --------       --------
        Less Current Portion...............................................      (194)          (194)
                                                                             --------       --------
        Total Long-Term Debt...............................................    65,346         65,399
                                                                             --------       --------
        TOTAL CAPITALIZATION...............................................  $128,723       $128,666
                                                                             ========       ========


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           2000          1999
                                                       (UNAUDITED)   (UNAUDITED)
                                                       -----------   -----------
Operating Revenues                                       $9,728        $9,450
                                                         ------        ------
Operating Expenses
  Operation and Maintenance                               4,205         4,146
  Depreciation                                            1,141         1,099
  Federal and State Income Taxes                            888           729
  Other Taxes                                             1,087         1,062
                                                         ------        ------
     Total Operating Expenses                             7,321         7,036
                                                         ------        ------
Utility Operating Income                                  2,407         2,414
                                                         ------        ------
Other Income (Deductions)
  Interest                                                   62            62
  Allowance for Funds Used During Construction              100           119
  Gain on Sale of Property                                   34             5
  Non-Water Sales Earnings                                   78            50
  Miscellaneous Income (Deductions)                          (3)           (3)
  Taxes on Other Income                                     (34)          (17)
                                                         ------        ------
     Total Other Income (Deductions)                        237           216
                                                         ------        ------
Interest and Debt Expense
  Interest on Long-Term Debt                                985           987
  Other Interest Charges                                     63            68
  Amortization of Debt Expense                               55            56
                                                         ------        ------
     Total Interest and Debt Expense                      1,103         1,111
                                                         ------        ------
Net Income Before Preferred Dividends                     1,541         1,519
Preferred Stock Dividend Requirement                          9             9
                                                         ------        ------
Net Income Applicable to Common Stockholders             $1,532        $1,510
                                                         ======        ======
Weighted Average Common Shares Outstanding                4,845         4,832
                                                         ======        ======
Basic and Fully Diluted Earnings Per Average
   Common Share                                          $ 0.32        $ 0.31
                                                         ======        ======
Dividends Per Common Share                               $ 0.30        $ 0.28
                                                         ======        ======




   The accompanying notes are an integral part of these financial statements.

                Connecticut Water Service, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE TWELVE MONTHS ENDED MARCH 31, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        2000          1999
                                                     (UNAUDITED)   (UNAUDITED)
                                                     -----------   -----------
Operating Revenues..............................         $42,902       $40,513
                                                     -----------   -----------
Operating Expenses
 Operating and Maintenance......................          17,871        17,451
 Depreciation...................................           4,432         4,227
 Federal and State Income Taxes.................           5,167         3,941
 Other Taxes....................................           4,212         4,123
                                                     -----------   -----------
    Total Operating Expenses....................          31,682        29,742
                                                     -----------   -----------

Utility Operating Income........................          11,220        10,771
                                                     -----------   -----------

Other Income (Deductions)
 Interest.......................................             135           185
 Allowance for Funds Used During Construction...             435           464
 Gain on Sale of Property.......................             190           480
 Non-Water Sales Earnings.......................             198           250
 Miscellaneous Income (Deductions)..............             (70)          (42)
 Taxes on Other Income..........................             (74)         (279)
                                                     -----------   -----------
    Total Other Income (Deductions).............             814         1,058
                                                     -----------   -----------


Interest and Debt Expense
 Interest on Long-Term Debt.....................           3,941         3,966
 Other Interest Charges.........................             332           378
 Amortization of Debt Expense...................             245           223
                                                     -----------   -----------
    Total Interest and Debt Expense.............           4,518         4,567
                                                     -----------   -----------

Net Income Before Preferred Dividends...........           7,516         7,262
Preferred Stock Dividend Requirement............              38            38
                                                     -----------   -----------
Net Income Applicable to Common Stockholders....         $ 7,478       $ 7,224
                                                     ===========   ===========
Weighted Average Common Shares Outstanding......           4,840         4,829
                                                     ===========   ===========
Basic and Fully Diluted Earnings Per Average
  Common Share..................................         $  1.55       $  1.49
                                                     ===========   ===========
Dividends Per Common Share                               $  1.17       $  1.12
                                                     ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     2000           1999
                                                  (UNAUDITED)    (UNAUDITED)
                                                  -----------    -----------
Balance at Beginning of Period                       $17,841        $15,923
Net Income Before Preferred Dividends                  1,541          1,519
                                                  -----------    -----------
                                                      19,382         17,442
                                                  -----------    -----------
Dividends Declared:
  Cumulative Preferred, Class A, $.20 per share            3              3
  Cumulative Preferred, Series $.90,
    $.225 per share                                        6              6
  Common Stock -- 2000 $.30 per share;
                  1999 $.28 per share                  1,433          1,330
                                                  -----------    -----------
                                                       1,442          1,339
                                                  -----------    -----------
Balance at End of Period                             $17,940        $16,103
                                                  ===========    ===========

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
              FOR THE TWELVE MONTHS ENDED MARCH 31, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     2000           1999
                                                  (UNAUDITED)    (UNAUDITED)
                                                  -----------    -----------
Balance at Beginning of Period                       $16,103        $14,295
Net Income Before Preferred Dividends                  7,516          7,262
                                                  -----------    -----------
                                                      23,619         21,557
                                                  -----------    -----------
Dividends Declared:
  Cumulative Preferred, Class A, $.80 per share           12             12
  Cumulative Preferred, Series $.90,
    $.90 per share                                        26             26
  Common Stock -- 2000 $1.17 per share;
                  1999 $1.12 per share                 5,641          5,416
                                                  -----------    -----------
                                                       5,679          5,454
                                                  -----------    -----------
Balance at End of Period                             $17,940        $16,103
                                                  ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                                                          Page 8
                Connecticut Water Service, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                                          2000               1999
                                                                                       (UNAUDITED)        (UNAUDITED)
                                                                                       -----------        -----------
Operating Activities:
  Net Income Before Preferred Dividends                                                  $1,541             $1,519
                                                                                         ------             ------

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
  Depreciation (including $30 in 2000, $31 in 1999 charged to other accounts)             1,171              1,130
  Change in Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues                555                833
    (Increase) Decrease in Other Current Assets                                          (1,005)              (764)
    (Increase) Decrease in Other Non-Current Items                                           90                  5
    Increase (Decrease) in Accounts Payable, Accrued Expenses and
      Other Current Liabilities                                                          (1,933)            (1,564)
    Increase (Decrease) in Deferred Federal Income Taxes and
      Investment Tax Credits, Net                                                           236                221
                                                                                         ------             ------
        Total Adjustments                                                                  (886)              (139)
                                                                                         ------             ------
        Net Cash Provided by (Used for) Operating Activities                                655              1,380
                                                                                         ------             ------

Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $100 in 2000 and $119 in 1999)                             (249)              (966)
                                                                                         ------             ------

Financing Activities:
  Proceeds from Interim Bank Loans                                                        3,401              3,724
  Repayment of Interim Bank Loans                                                        (2,411)            (1,895)
  Proceeds from Issuance of Common Stock                                                     11                (90)
  Net Proceeds from Issuance of Long-Term Debt                                                0                  0
  Repayment of Long-Term Debt                                                               (53)               (53)
  Advances, Contributions and Funds From Others for Construction, Net                       102                335
  Costs Incurred to Issue Long-Term Debt, Preferred Stock, and Common Stock                   0                  0
  Cash Dividends Paid                                                                    (1,442)            (1,339)
                                                                                         ------             ------
    Net Cash Provided by (Used in) Financing Activities                                    (392)               682
                                                                                         ------             ------
Net Increase (Decrease) in Cash                                                              14              1,096
Cash at Beginning of Year                                                                 1,013                372
                                                                                         ------             ------
Cash at End of Period                                                                    $1,027             $1,468
                                                                                         ======             ======
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                                $1,026             $1,129
    State and Federal Income Taxes                                                         $215               $300




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

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed:

                                                          3 Months Ended                            12 Months Ended
                                                   ---------------------------        -------------------------------------------
                                                    3/31/00           3/31/99          3/31/00          3/31/99         12/31/99
                                                   ---------         ---------        ---------        ---------        ---------
Common Shares Outstanding:
         January 1, 1999                                --                --               --               --           4,828,619
         April 1, 1999 & 1998
            respectively                                --                            4,838,424        4,827,583              --
         January 1, 2000 & 1999
            respectively                           4,838,794         4,828,619             --               --                --
Common Shares Issued:
         To CSE - June 15, 1998                         --                --               --                 95              --
         To 401-K - June 30, 1998                       --                --               --                446              --
         Liquidation of Fractional Shares               --                --               --               (587)             --
         To CSE - September 15, 1998                    --                --               --                 82              --
         To 401-K - September 30, 1998                  --                --               --                528              --
         To CSE - December 15, 1998                     --                --               --                 81              --
         To 401-K - December 31, 1998                   --                --               --                391              --
         To PSP- March 1, 1999                          --               9,658             --              9,658             9,658
         To CSE - March 15, 1999                        --                 147             --                147               147
         To CSE - June 15, 1999                         --                --                139             --                 139
         To CSE - September 15, 1999                    --                --                125             --                 125
         To CSE - December 15, 1999                     --                --                106             --                 106
         To PSP - January 13, 2000                    10,099              --              5,029             --                --
         To PSP - February 17, 2000                   (5,070)             --              5,029             --                --
         To CSE - March 15, 2000                         145              --                145             --                --
                                                   ---------         ---------        ---------        ---------        ---------
Common Shares Outstanding:
         March 31, 2000 & 1999
           respectively                            4,843,968         4,838,424        4,843,968        4,838,424
                                                  ==========        ==========       ==========       ==========
         December 31, 1999                                                                                               4,838,794
                                                                                                                        ==========
Weighted Average Common Shares Outstanding:
         Days outstanding basis*                   4,845,137         4,831,972        4,840,031        4,828,938         4,836,951
                                                  ==========        ==========       ==========       ==========        ==========

* Basic and Fully diluted are the same

PSP   =   Performance Stock Program
401-K =   Company contribution to employees' 401-K savings plan
CSE   =   Common Stock Equivalents

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES


PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CORPORATE RESOURCES

         The Company has a total of $9,000,000 in lines of credit provided by three banks. The available lines of credit as of March 31, 2000 was $5,345,000. In addition to the $3,401,000 of interim borrowing against these lines of credit, an additional $254,000 has been allocated to secure a Letter of Credit for one of the Company's real estate development projects.


RESULT OF OPERATIONS

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended March 31, 2000 increased from that of March 31, 1999 by $22,000, or $.01 per average common share. The increase in net income resulted in part from a $278,000, or 2.9% increase in operating revenues. The higher revenues were primarily driven by customer growth. Partially offsetting the revenue increase were the normal increases in operating expenses. The largest contributing factor to the Company's 1.4% increase in Operation and Maintenance expense was a $81,000 increase in wage and salary expense due to the regular annual wage increase granted to all our employees on January 1, 2000.


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

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

PART II, ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 28, 2000, at its annual meeting, the stockholders of Connecticut Water Service, Inc. elected the following directors for, a three year term until 2003:

                                            Number of Common Shares Cast
                              ---------------------------------------------------------
                                                                           Abstentions
                              Affirmative             Negative            and Non-Votes
                              -----------             --------            -------------
Roger Engle                    4,069,619                 0                    36,077
Lisa J. Thibdaue               4,061,588                 0                    44,108
Donald B. Wilbur               4,070,014                 0                    35,682

         Preferred Series A stockholders cast 6,246 affirmative votes for each of the Directors listed above. There were no abstentions for each of the Directors listed above.

         Directors whose term of office continue until 2001 are Marcia L. Hincks, Marshall T. Chiaraluce, and Robert F. Neal.

         Directors whose term of office continue until 2002 are Harold E. Bigler, Mary Ann Hanley, and Ronald D. Lengyel.

         The other matter voted on at the annual meeting was the appointment of Arthur Andersen LLP as independent auditor.

                                               Number of Shares Cast
                              --------------------------------------------------------
                                                                           Abstentions
Arthur Andersen LLP           Affirmative            Negative            and Non-Votes
-------------------           -----------            --------            -------------
Common Stock                  4,018,027               49,016                 38,653
Preferred Series A Stock        6,021                  100                    125

                                 SIGNATURES PAGE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Connecticut Water Service, Inc.
                                                 (Registrant)


Date:    May 10, 2000                   By       /s/ David C. Benoit
                                                 -------------------

                                                 David C. Benoit
                                                 Vice President - Finance


Date:    May 10, 2000                   By:      /s/ Peter J. Bancroft
                                                 ---------------------

                                                 Peter J. Bancroft
                                                 Assistant Treasurer