Form 10-Q
period 2000-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2000-08-14
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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


                                    4,844,133
           Number of shares of common stock outstanding, June 30, 2000

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                Financial Report
                             June 30, 2000 and 1999



                                TABLE OF CONTENTS

PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2000
   and December 31, 1999                                              Page 3

Consolidated Statements of Capitalization at
   June 30, 2000 and December 31, 1999                                Page 4

Consolidated Statements of Income for Three Months
   Ended June 30, 2000 and 1999                                       Page 5

Consolidated Statements of Income for Six Months
   Ended June 30, 2000 and 1999                                       Page 6

Consolidated Statements of Income for Twelve Months
   Ended June 30, 2000 and 1999                                       Page 7

Consolidated Statements of Retained Earnings for Three
   Months Ended June 30, 2000 and 1999                                Page 8

Consolidated Statements of Retained Earnings for Six
   Months Ended June 30, 2000 and 1999                                Page 8

Consolidated Statements of Retained Earnings for Twelve
  Months Ended June 30, 2000 and 1999                                 Page 8

Consolidated Statements of Cash Flows for Six Months
   Ended June 30, 2000 and 1999                                       Page 9

Notes to Consolidated Financial Statements                            Page 10

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                       Page 11-12

Signature Page                                                        Page 13

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                                       JUNE 30,
                                                                         2000              DEC. 31,
ASSETS                                                                (UNAUDITED)           1999
------                                                                -----------           ----
Utility Plant
  Utility Plant                                                        $ 243,022         $ 240,122
  Construction Work in Progress                                            5,392             5,804
  Utility Plant Acquisition Adjustments                                   (1,256)           (1,273)
                                                                       ---------         ---------
                                                                         247,158           244,653
  Accumulated Provision for Depreciation                                 (65,728)          (63,311)
                                                                       ---------         ---------
    Net Utility Plant                                                    181,430           181,342
                                                                       ---------         ---------

Investments                                                                2,754             2,747
                                                                       ---------         ---------

Current Assets
  Cash                                                                        40             1,013
  Accounts Receivable (Less Allowance, 2000 - $194; 1999 - $455)           5,421             5,301
  Accrued Unbilled Revenues                                                2,900             2,805
  Materials and Supplies at Average Cost                                     798               761
  Prepayments and Other Current Assets                                       155               237
                                                                       ---------         ---------
    Total Current Assets                                                   9,314            10,117
                                                                       ---------         ---------

Deferred Charges and Regulatory Assets
  Unamortized Debt Issuance Expense                                        5,612             5,722
  Unrecovered Income Taxes                                                 8,886             8,843
  Postretirement Benefits Other Than Pension                               1,083             1,083
  Other Costs                                                              1,128             1,031
                                                                       ---------         ---------
    Total Deferred Charges and Regulatory Assets                          16,709            16,679
                                                                       ---------         ---------

      TOTAL ASSETS                                                     $ 210,207         $ 210,885
                                                                       =========         =========

CAPITALIZATION AND LIABILITIES

Capitalization (See accompanying statements)
  Common Stockholders' Equity                                          $  63,056         $  62,495
  Preferred Stock                                                            772               772
  Long-Term Debt                                                          65,069            65,399
                                                                       ---------         ---------
    Total Capitalization                                                 128,897           128,666
                                                                       ---------         ---------

Current Liabilities
  Current Portion Long Term Debt                                             195               194
  Interim Bank Loans Payable                                               2,431             2,411
  Accounts Payable and Accrued Taxes and Interest                          6,056             8,405
  Other                                                                    2,953             2,864
                                                                       ---------         ---------
    Total Current Liabilities                                             11,635            13,874
                                                                       ---------         ---------

Long-Term Liabilities
  Advances for Construction                                               16,869            15,994
  Contributions in Aid of Construction                                    24,148            24,165
  Deferred Federal Income Taxes                                           17,243            16,743
  Unfunded Future Income Taxes                                             8,349             8,349
  Unfunded Postretirement Benefits Other Than Pension                      1,083             1,083
  Unamortized Investment Tax Credits                                       1,983             2,011
  Commitments and Contingencies
                                                                       ---------         ---------
    Total Long-Term Liabilities                                           69,675            68,345
                                                                       ---------         ---------

      TOTAL CAPITALIZATION AND LIABILITIES                             $ 210,207         $ 210,885
                                                                       =========         =========

   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                     AT JUNE 30, 2000 AND DECEMBER 31, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  JUNE 30,
                                                                                   2000              DEC. 31,
                                                                                (UNAUDITED)            1999
                                                                                -----------            ----
Common Stockholders' Equity
  Common Stock Without Par Value; Authorized - 7,500,000 Shares;
    Shares Issued and Outstanding: 2000 - 4,844,133; 1999 - 4,838,563             $  46,083         $  46,039
    Stock Issuance Expense                                                           (1,385)           (1,385)
    Retained Earnings                                                                18,358            17,841
                                                                                  ---------         ---------
        Total Common Stockholders' Equity                                            63,056            62,495
                                                                                  ---------         ---------
Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                         300               300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares Issued
      and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share                     472               472
                                                                                  ---------         ---------
       Total Preferred Stock of Connecticut Water Service, Inc.                         772               772
                                                                                  ---------         ---------

Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      5.875%      Series R, due 2022                                                 14,745            14,800
      6.65%       Series S, due 2020                                                  8,000             8,000
      5.75%       Series T, due 2028                                                  5,000             5,000
      5.3%        Series U, due 2028                                                  4,550             4,550
      6.94%       Series V, due 2029                                                 12,050            12,050
                                                                                  ---------         ---------
                                                                                     44,345            44,400
                                                                                  ---------         ---------

    Unsecured Water Facilities Revenue Refinancing Bonds
      5.05%       1998 Series A, due 2028                                             9,865            10,000
      5.125%      1998 Series B, due 2028                                             7,965             8,000
                                                                                  ---------         ---------
                                                                                     17,830            18,000
                                                                                  ---------         ---------
    Other
      5.5% Unsecured Promissory Note                                                     84               103
                                                                                  ---------         ---------
               Total Connecticut Water Company                                       62,259            62,503
                                                                                  ---------         ---------


    Crystal Water Utilities Corporation
      8.0%        New London Trust, Due 2017                                            132               133
                                                                                  ---------         ---------
                                                                                        132               133
                                                                                  ---------         ---------

    Crystal Water Company of Danielson
      7.82%       Connecticut Development Authority, Due 2020                           513               518
      8.0%        New London Trust, Due 2011                                          2,235             2,298
                                                                                  ---------         ---------
          Total Crystal Water Company                                                 2,748             2,816
                                                                                  ---------         ---------
    Chester Realty
      6%          Note Payable Due 2006                                                 125               141
                                                                                  ---------         ---------
                                                                                        125               141
                                                                                  ---------         ---------
          TOTAL CONNECTICUT WATER SERVICE, INC.                                      65,264            65,593
                                                                                  ---------         ---------

    Less Current Portion of Long-Term Debt                                             (195)             (194)
                                                                                  ---------         ---------
        Total Long-Term Debt                                                         65,069            65,399
                                                                                  ---------         ---------

          TOTAL CAPITALIZATION                                                    $ 128,897         $ 128,666
                                                                                  =========         =========


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             2000            1999
                                                          (UNAUDITED)     (UNAUDITED)
Operating Revenues                                         $ 10,213         $ 10,233
                                                           --------         --------

Operating Expenses
  Operation and Maintenance                                   4,189            4,294
  Depreciation                                                1,127            1,090
  Federal and State Income Taxes                              1,110            1,100
  Other Taxes                                                 1,015            1,009
                                                           --------         --------
       Total Operating Expenses                               7,441            7,493
                                                           --------         --------
Utility Operating Income                                      2,772            2,740
                                                           --------         --------

Other Income (Deductions)
  Interest                                                       23               25
  Allowance for Funds Used During Construction                  104              113
  Gain on Sale of Property                                       65               36
  Non-Water Sales Earnings                                       75               82
  Miscellaneous Income (Deductions)                             (17)              (2)
  Taxes on Other Income                                         (42)             (33)
                                                           --------         --------
       Total Other Income (Deductions)                          208              221
                                                           --------         --------

Interest and Debt Expense
  Interest on Long-Term Debt                                    984              991
  Other Interest Charges                                         82               69
  Amortization of Debt Expense                                   55               80
                                                           --------         --------
       Total Interest and Debt Expense                        1,121            1,140
                                                           --------         --------

Net Income Before Preferred Dividends                         1,859            1,821
Preferred Stock Dividend Requirement                             10               10
                                                           --------         --------
Net Income Applicable to Common Stockholders               $  1,849         $  1,811
                                                           ========         ========

Weighted Average Common Shares Outstanding                    4,844            4,838
                                                           ========         ========
Basic and Fully Diluted Earnings Per Average Common
  Share                                                    $   0.38         $   0.37
                                                           ========         ========

Dividends Per Common Share                                 $   0.30         $   0.29
                                                           ========         ========

   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             2000             1999
                                                          (UNAUDITED)      (UNAUDITED)
                                                          -----------      -----------
Operating Revenues                                         $ 19,941         $ 19,683
                                                           --------         --------
Operating Expenses
  Operation and Maintenance                                   8,354            8,400
  Depreciation                                                2,268            2,189
  Federal and State Income Taxes                              1,998            1,829
  Other Taxes                                                 2,102            2,071
                                                           --------         --------
       Total Operating Expenses                              14,722           14,489
                                                           --------         --------

Utility Operating Income                                      5,219            5,194
                                                           --------         --------

Other Income (Deductions)
  Interest                                                       45               47
  Allowance for Funds Used During Construction                  204              232
  Gain on Sale of Property                                       99               41
  Non-Water Sales Earnings                                      153              132
  Miscellaneous Income (Deductions)                             (20)              (5)
  Taxes on Other Income                                         (76)             (50)
                                                           --------         --------
       Total Other Income (Deductions)                          405              397
                                                           --------         --------

Interest and Debt Expense
  Interest on Long-Term Debt                                  1,969            1,978
  Other Interest Charges                                        145              137
  Amortization of Debt Expense                                  110              136
                                                           --------         --------
       Total Interest and Debt Expense                        2,224            2,251
                                                           --------         --------

Net Income Before Preferred Dividends                         3,400            3,340
Preferred Stock Dividend Requirement                             19               19
                                                           --------         --------
Net Income Applicable to Common Stockholders               $  3,381         $  3,321
                                                           ========         ========

Weighted Average Common Shares Outstanding                    4,845            4,835
                                                           ========         ========
Basic and Fully Diluted Earnings Per Average Common
  Share                                                    $   0.70         $   0.69
                                                           ========         ========

Dividends Per Common Share                                 $   0.59         $   0.57
                                                           ========         ========

The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         2000             1999
                                                                      (UNAUDITED)      (UNAUDITED)
Operating Revenues                                                     $ 42,882         $ 41,363
                                                                       --------         --------
Operating Expenses
  Operation and Maintenance                                              17,783           17,331
  Depreciation                                                            4,469            4,312
  Federal and State Income Taxes                                          5,177            4,471
  Other Taxes                                                             4,218            4,103
                                                                       --------         --------
       Total Operating Expenses                                          31,647           30,217
                                                                       --------         --------
Utility Operating Income                                                 11,235           11,146
                                                                       --------         --------
Other Income (Deductions)
  Interest                                                                  150              138
  Allowance for Funds Used During Construction                              426              459
  Gain on Sale of Property                                                  219              309
  Non-Water Sales Earnings                                                  191              260
  Miscellaneous Income (Deductions)                                         (85)             (35)
  Taxes on Other Income                                                     (83)            (203)
                                                                       --------         --------
       Total Other Income (Deductions)                                      818              928
                                                                       --------         --------

Interest and Debt Expense
  Interest on Long-Term Debt                                              3,934            3,962
  Other Interest Charges                                                    345              320
  Amortization of Debt Expense                                              220              247
                                                                       --------         --------
       Total Interest and Debt Expense                                    4,499            4,529
                                                                       --------         --------
Net Income Before Preferred Dividend                                      7,554            7,545
Preferred Stock Dividend Requirement                                         38               38
                                                                       --------         --------
Net Income Applicable to Common Stockholders                           $  7,516         $  7,507
                                                                       ========         ========

Weighted Average Common Shares Outstanding                                4,842            4,832
                                                                       ========         ========
Basic and Fully Diluted Earnings Per Average Common Share              $   1.55         $   1.55
                                                                       ========         ========
Dividends Per Common Share                                             $   1.17         $   1.13
                                                                       ========         ========


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                            2000            1999
                                                                                         (UNAUDITED)     (UNAUDITED)
                                                                                         -----------     -----------
Balance at Beginning of Period                                                              $17,940        $16,103
Net Income                                                                                    1,859          1,821
                                                                                         -----------    -----------
                                                                                             19,799         17,924
                                                                                         -----------    -----------
Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share                                                3              3
     Cumulative Preferred, Series $.90, $.225 per share                                           6              6
     Common Stock - 2000 $0.30 per share; 1999 $0.29 per share                                1,432          1,418
                                                                                         -----------    -----------
                                                                                              1,441          1,427
                                                                                         -----------    -----------

Balance at End of Period                                                                    $18,358        $16,497
                                                                                         ===========    ===========




                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Balance at Beginning of Period                                                              $17,841        $15,923
Net Income                                                                                    3,400          3,340
                                                                                         -----------    -----------
                                                                                             21,241         19,263
                                                                                         -----------    -----------

Dividends Declared:
     Cumulative Preferred, Class A, $.40 per share                                                6              6
     Cumulative Preferred, Series $.90, $.45 per share                                           13             13
     Common Stock - 2000 $0.59 per share; 1999 $0.57 per share                                2,864          2,747
                                                                                         -----------    -----------
                                                                                              2,883          2,766
                                                                                         -----------    -----------

Balance at End of Period                                                                    $18,358        $16,497
                                                                                         ===========    ===========




               FOR THE TWELVE MONTHS ENDED JUNE 30, 2000 AND 1999

Balance at Beginning of Period                                                              $16,497        $14,452
Net Income                                                                                    7,554          7,545
                                                                                         -----------    -----------
                                                                                             24,051         21,997
                                                                                         -----------    -----------

Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share                                               12             12
     Cumulative Preferred, Series $.90, $.90 per share                                           26             26
     Common Stock - 2000 $1.17 per share; 1999 $1.13 per share                                5,655          5,462
                                                                                         -----------    -----------
                                                                                              5,693          5,500
                                                                                         -----------    -----------

Balance at End of Period                                                                    $18,358        $16,497
                                                                                         ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                                     2000            1999
                                                                                                  (UNAUDITED)     (UNAUDITED)
Operating Activities:
  Net Income Before Preferred Dividends                                                             $ 3,400         $ 3,340
                                                                                                    -------         -------

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $75 in 2000, $61 in 1999 charged to other accounts)                       2,343           2,251
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues                         (215)            309
      (Increase) Decrease in Other Current Assets                                                        45               9
      (Increase) Decrease in Other Non-Current Items                                                    (37)           (144)
      Increase (Decrease) in Accounts Payable, Accrued Expenses and
        Other Current Liabilities                                                                    (2,260)         (1,822)
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net                                                                     472             455
                                                                                                    -------         -------
          Total Adjustments                                                                             348           1,058
                                                                                                    -------         -------

          Net Cash Provided by (Used for) Operating Activities                                        3,748           4,398
                                                                                                    -------         -------



Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $204 in 2000 and $232 in 1999)                                       (2,431)         (3,250)
                                                                                                     -------         -------

Financing Activities:
  Proceeds from Interim Bank Loans                                                                    2,431           4,546
  Repayment of Interim Bank Loans                                                                    (2,411)         (1,895)
  Proceeds from Issuance of Common Stock                                                                 44              79
  Repayment of Long-Term Debt                                                                          (329)           (362)
  Advances, Contributions and Funds From Others for Construction, Net                                   858             317
  Cash Dividends Paid                                                                                (2,883)         (2,766)
                                                                                                    -------         -------
          Net Cash Provided by (Used for) Financing Activities                                       (2,290)            (81)
                                                                                                    -------         -------



Net Increase (Decrease) in Cash                                                                        (973)          1,067
Cash at Beginning of Year                                                                             1,013             372
                                                                                                    -------         -------
                                                                                                    $    40         $ 1,439
                                                                                                    =======         =======

Cash at End of Period


Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                                           $ 2,368         $ 2,243
    Income Taxes                                                                                    $ 2,075         $ 1,770





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

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below:

                                                       3 Months Ended                      12 Months Ended
                                                       --------------                      ---------------
                                                    6/30/00       6/30/99      6/30/00       6/30/99       12/31/99
                                                    -------       -------      -------       -------       --------
Common Shares Outstanding:
         January 1, 1999                                  --           --            --            --     4,828,619
         July 1, 1999 & 1998
          respectively                                    --           --     4,838,563     4,828,124            --
         April 1, 2000 & 1999
           respectively                            4,843,968    4,838,424            --            --            --
Common Shares Issued:
         Liquidation of Fractional Shares                 --           --            --          (587)           --
         To CSE - September 15, 1998                      --           --            --            82            --
         To 401K - September 30, 1998                     --           --            --           528            --
         To CSE - December 15, 1998                       --           --            --            81            --
         To 401K - December 31, 1998                      --           --            --           391            --
         To PSP - March 1, 1999                           --           --            --         9,658         9,658
         To CSE - March 15, 1999                          --           --            --           147           147
         To CSE - June 15, 1999                           --          139            --           139           139
         To CSE - September 15, 1999                      --           --           125            --           125
         To CSE - December 15, 1999                       --           --           106            --           106
         To PSP - January 13, 2000                        --           --        10,099            --            --
         To PSP - February 17, 2000                       --           --        (5,070)           --            --
         To CSE - March 15, 2000                          --           --           145            --            --
         To CSE - June 15, 2000                          165           --           165            --            --
                                                   ---------    ---------     ---------     ---------     ---------
Common Shares Outstanding:
         June 30, 2000 & 1999
           respectively                            4,844,133    4,838,563     4,844,133     4,838,563
                                                   =========    =========     =========     =========
         December 31, 1999                                                                                4,838,794
                                                                                                          =========
Weighted Average Common Shares Outstanding:
         Days outstanding basis*                   4,843,997    4,838,448     4,841,590     4,831,641     4,836,951
                                                   =========    =========     =========     =========     =========

*Basic and Fully diluted are the same

PSP   =  Performance Stock Program

401-K =  Company contribution to employees' 401-K savings plan

CSE   =  Common Stock Equivalents

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES


PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

LIQUIDITY AND CORPORATE RESOURCES

         The Company has a total of $9,000,000 in lines of credit provided by two banks. The available lines of credit as of June 30, 2000 was $6,314,582. In addition to the $2,431,418 of interim borrowing against these lines of credit, an additional $254,000 has been allocated to secure a Letter of Credit for one of the Company's real estate development projects.

RESULT OF OPERATIONS

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended June 30, 2000 increased from that of June 30, 1999 by $38,000, or $.01, per average common share. The increase in net income resulted from a $32,000 increase in operating income and a $19,000 decrease in interest and debt expense, partially offset by a $13,000 decrease in other income.

         The increase in operating income is primarily due to a $52,000 reduction in operating expenses partially offset by a $20,000 reduction in operating revenues. The decrease in operating expenses is primarily due to our cost containment efforts in operation and maintenance expense. The revenue decline is primarily due to the hot, dry weather last year which caused last year's operating revenues to be unusually high.

         The decrease in interest and debt expense is primarily due to the write-off of unamortized debt expense related to the early redemption of Gallup Water Service's long term debt that occurred when we acquired this company in April 1999.

         The decrease in other income is primarily due to a gain on property sales during 2000 being offset by a decrease in the Allowance for Funds Used During Construction and slightly lower Non-water Sales Earnings due to the startup costs related to new non-utility services the Company is beginning to offer.

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the six months ended June 30, 2000 increased from that of June 30, 1999 by 60,000 or $.01, per average common share. The increase in net income resulted from a $25,000 increase in operating income, a $8,000 increase in other income and a $27,000 decrease in interest and debt expense.

         The increase in operating income is primarily due to a decrease in operation and maintenance expenses as a result of our cost containment efforts.

         The increase in other income is primarily due to increases in real estate sales and non-water sales earnings in 2000 as compared to 1999.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES


         The decrease in interest and debt expense is primarily due to the write-off of unamortized debt expense related to the early redemption of Gallup Water Service's long term debt that occurred when we acquired this company in April 1999.



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

                                                 Connecticut Water Service, Inc.
                                                         (Registrant)



Date:    August 8, 2000                     By   /s/ David C. Benoit
                                                 -------------------------------

                                                 David C. Benoit
                                                 Vice President - Finance



Date:    August 8, 2000                     By:  /s/ Peter J. Bancroft
                                                 -------------------------------

                                                 Peter J. Bancroft
                                                 Assistant Treasurer