Form 10-Q
period 2000-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 2000-11-14
CIK 276209

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000

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

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a count.                  Yes  ___    No   ___


APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                    4,844,275
        Number of shares of common stock outstanding, September 30, 2000

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                Financial Report
                           September 30, 2000 and 1999



                              TABLE OF CONTENTS

PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at September 30, 2000
   and December 31, 1999                                          Page 3

Consolidated Statements of Capitalization at
   September 30, 2000 and December 31, 1999                       Page 4

Consolidated Statements of Income for Three Months
   Ended September 30, 2000 and 1999                              Page 5

Consolidated Statements of Income for Nine Months
   Ended September 30, 2000 and 1999                              Page 6

Consolidated Statements of Income for Twelve Months
   Ended September 30, 2000 and 1999                              Page 7

Consolidated Statements of Retained Earnings for Three
   Months Ended September 30, 2000 and 1999                       Page 8

Consolidated Statements of Retained Earnings for Nine
   Months Ended September 30, 2000 and 1999                       Page 8

Consolidated Statements of Retained Earnings for Twelve
  Months Ended September 30, 2000 and 1999                        Page 8

Consolidated Statements of Cash Flows for Nine Months
   Ended September 30, 2000 and 1999                              Page 9

Notes to Consolidated Financial Statements                        Page 10

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                   Page 11-13

Signature Page                                                    Page 14

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   At September 30, 2000 and December 31, 1999
                                 (In thousands)

                                                                        SEPTEMBER 30,
                                                                            2000                  DEC. 31,
                                                                         (UNAUDITED)               1999
                                                                           ---------             ---------
ASSETS

Utility Plant
  Utility Plant                                                            $ 244,701             $ 240,122
  Construction Work in Progress                                                6,400                 5,804
  Utility Plant Acquisition Adjustments                                       (1,256)               (1,273)
                                                                           ---------             ---------
                                                                             249,845               244,653
  Accumulated Provision for Depreciation                                     (66,811)              (63,311)
                                                                           ---------             ---------
    Net Utility Plant                                                        183,034               181,342
                                                                           ---------             ---------
Investments                                                                    2,771                 2,747
                                                                           ---------             ---------
Current Assets
  Cash                                                                            57                 1,013
  Accounts Receivable (Less Allowance, 2000- $160; 1999 - $455)                5,601                 5,301
  Accrued Unbilled Revenues                                                    3,264                 2,805
  Materials and Supplies at Average Cost                                         825                   761
  Prepayments and Other Current Assets                                           875                   237
                                                                           ---------             ---------
    Total Current Assets                                                      10,622                10,117
                                                                           ---------             ---------

Deferred Charges and Regulatory Assets
  Unamortized Debt Issuance Expense                                            5,557                 5,722
  Unrecovered Income Taxes                                                     8,907                 8,843
  Postretirement Benefits Other Than Pension                                   1,083                 1,083
  Other Costs                                                                  1,075                 1,031
                                                                           ---------             ---------
    Total Deferred Charges and Regulatory Assets                              16,622                16,679
                                                                           ---------             ---------

      TOTAL ASSETS                                                         $ 213,049             $ 210,885
                                                                           =========             =========

CAPITALIZATION AND LIABILITIES

Capitalization (See accompanying statements)
  Common Stockholders' Equity                                              $  64,396             $  62,495
  Preferred Stock                                                                772                   772
  Long-Term Debt                                                              64,825                65,399
                                                                           ---------             ---------
    Total Capitalization                                                     129,993               128,666
                                                                           ---------             ---------

Current Liabilities
  Current Portion Long Term Debt                                                 194                   194
  Interim Bank Loans Payable                                                   1,931                 2,411
  Accounts Payable and Accrued Taxes and Interest                              7,726                 8,405
  Other                                                                        3,043                 2,864
                                                                           ---------             ---------
    Total Current Liabilities                                                 12,894                13,874
                                                                           ---------             ---------

Long-Term Liabilities
  Advances for Construction                                                   17,093                15,994
  Contributions in Aid of Construction                                        24,415                24,165
  Deferred Federal Income Taxes                                               17,253                16,743
  Unfunded Future Income Taxes                                                 8,349                 8,349
  Unfunded Postretirement Benefits Other Than Pension                          1,083                 1,083
  Unamortized Investment Tax Credits                                           1,969                 2,011
  Commitments and Contingencies
                                                                           ---------             ---------
    Total Long-Term Liabilities                                               70,162                68,345
                                                                           ---------             ---------

      TOTAL CAPITALIZATION AND LIABILITIES                                 $ 213,049             $ 210,885
                                                                           =========             =========


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   At September 30, 2000 and December 31, 1999
                        (In thousands, except share data)

                                                                                   SEPTEMBER 30,
                                                                                       2000                  DEC. 31,
                                                                                    (UNAUDITED)               1999
                                                                                      ---------             ---------
Common Stockholders' Equity
  Common Stock Without Par Value; Authorized - 7,500,000 Shares;
    Shares Issued and Outstanding: 2000 - 4,844,275; 1999 - 4,838,688                 $  46,194             $  46,039
    Stock Issuance Expense                                                               (1,385)               (1,385)
    Retained Earnings                                                                    19,587                17,841
                                                                                      ---------             ---------
        Total Common Stockholders' Equity                                                64,396                62,495
                                                                                      ---------             ---------

Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                             300                   300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share                  472                   472
                                                                                      ---------             ---------
         Total Preferred Stock of Connecticut Water Service, Inc.                           772                   772
                                                                                      ---------             ---------

Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      5.875% Series R, due 2022                                                          14,715                14,800
      6.65%  Series S, due 2020                                                           8,000                 8,000
      5.75%  Series T, due 2028                                                           5,000                 5,000
      5.3%   Series U, due 2028                                                           4,550                 4,550
      6.94%  Series V, due 2029                                                          12,050                12,050
                                                                                      ---------             ---------
                                                                                         44,315                44,400
                                                                                      ---------             ---------

    Unsecured Water Facilities Revenue Refinancing Bonds
      5.05%  1998 Series A, due 2028                                                      9,780                10,000
      5.125% 1998 Series B, due 2028                                                      7,880                 8,000
                                                                                      ---------             ---------
                                                                                         17,660                18,000
                                                                                      ---------             ---------

    Other
      5.5%   Unsecured Promissory Note                                                       76                   103
                                                                                      ---------             ---------
               Total Connecticut Water Company                                           62,051                62,503
                                                                                      ---------             ---------

    Crystal Water Utilities Corporation
      8.0%   New London Trust, Due 2017                                                     131                   133
                                                                                      ---------             ---------
                                                                                            131                   133
                                                                                      ---------             ---------

    Crystal Water Company of Danielson
      7.82%  Connecticut Development Authority, Due 2020                                    510                   518
      8.0%   New London Trust, Due 2011                                                   2,203                 2,298
                                                                                      ---------             ---------
                Total Crystal Water Company                                               2,713                 2,816
                                                                                      ---------             ---------

    Chester Realty
      6%   Note Payable Due 2006                                                            124                   141
                                                                                      ---------             ---------
                                                                                            124                   141
                                                                                      ---------             ---------
          TOTAL CONNECTICUT WATER SERVICE, INC.                                          65,019                65,593
                                                                                      ---------             ---------

    Less Current Portion of Long-Term Debt                                                 (194)                 (194)
                                                                                      ---------             ---------
        Total Long-Term Debt                                                             64,825                65,399
                                                                                      ---------             ---------

          TOTAL CAPITALIZATION                                                        $ 129,993             $ 128,666
                                                                                      =========             =========

   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             For the Three Months Ended September 30, 2000 and 1999
                        (In thousands, except share data)

                                                           2000                  1999
                                                        (UNAUDITED)           (UNAUDITED)
                                                          --------             --------
Operating Revenues                                        $ 11,532             $ 12,892
                                                          --------             --------

Operating Expenses
  Operation and Maintenance                                  3,965                4,681
  Depreciation                                               1,133                1,133
  Federal and State Income Taxes                             1,607                2,222
  Other Taxes                                                1,182                1,093
                                                          --------             --------
       Total Operating Expenses                              7,887                9,129
                                                          --------             --------

Utility Operating Income                                     3,645                3,763
                                                          --------             --------

Other Income (Deductions)
  Interest                                                      22                   15
  Allowance for Funds Used During Construction                 118                   84
  Gain on Sale of Property                                       0                   53
  Non-Water Sales Earnings                                     104                    0
  Miscellaneous Income (Deductions)                             (8)                  (8)
  Taxes on Other Income                                        (37)                 (14)
                                                          --------             --------
       Total Other Income (Deductions)                         199                  130
                                                          --------             --------

Interest and Debt Expense
  Interest on Long-Term Debt                                   980                  984
  Other Interest Charges                                       122                  128
  Amortization of Debt Expense                                  55                   55
                                                          --------             --------
       Total Interest and Debt Expense                       1,157                1,167
                                                          --------             --------

Net Income Before Preferred Dividends                        2,687                2,726
Preferred Stock Dividend Requirement                            10                   10
                                                          --------             --------
Net Income Applicable to Common Stockholders              $  2,677             $  2,716
                                                          ========             ========

Weighted Average Common Shares Outstanding:
      Basic                                                  4,844                4,839
      Diluted                                                4,865                4,858

                                                          --------             --------

Earnings Per Average Common Share:
      Basic                                               $   0.55             $   0.56
      Diluted                                             $   0.55             $   0.56
                                                          --------             --------

Dividends Per Common Share                                $   0.30             $   0.28
                                                          ========             ========

   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             For the Nine Months Ended September 30, 2000 and 1999
                        (In thousands, except share data)

                                                           2000                 1999
                                                        (UNAUDITED)          (UNAUDITED)
                                                          --------             --------
Operating Revenues                                        $ 31,473             $ 32,575
                                                          --------             --------

Operating Expenses
  Operation and Maintenance                                 12,319               13,096
  Depreciation                                               3,401                3,322
  Federal and State Income Taxes                             3,605                4,051
  Other Taxes                                                3,284                3,164
                                                          --------             --------
       Total Operating Expenses                             22,609               23,633
                                                          --------             --------

Utility Operating Income                                     8,864                8,942
                                                          --------             --------

Other Income (Deductions)
  Interest                                                      67                   77
  Allowance for Funds Used During Construction                 322                  316
  Gain on Sale of Property                                      99                   94
  Non-Water Sales Earnings                                     257                  132
  Miscellaneous Income (Deductions)                            (28)                 (13)
  Taxes on Other Income                                       (113)                 (64)
                                                          --------             --------
       Total Other Income (Deductions)                         604                  542
                                                          --------             --------

Interest and Debt Expense
  Interest on Long-Term Debt                                 2,949                2,962
  Other Interest Charges                                       267                  265
  Amortization of Debt Expense                                 165                  191
                                                          --------             --------
       Total Interest and Debt Expense                       3,381                3,418
                                                          --------             --------

Net Income Before Preferred Dividends                        6,087                6,066
Preferred Stock Dividend Requirement                            29                   29
                                                          --------             --------
Net Income Applicable to Common Stockholders              $  6,058             $  6,037
                                                          ========             ========

Weighted Average Common Shares Outstanding:
      Basic                                                  4,844                4,836
      Diluted                                                4,858                4,836
                                                          --------             --------

Earnings Per Average Common Share
      Basic                                               $   1.25             $   1.25
      Diluted                                             $   1.25             $   1.25
                                                          --------             --------

Dividends Per Common Share                                $   0.89             $   0.85
                                                          ========             ========


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
            For the Twelve Months Ended September 30, 2000 and 1999
                        (In thousands, except share data)


                                                           2000                 1999
                                                        (UNAUDITED)          (UNAUDITED)
                                                          --------             --------
Operating Revenues                                        $ 41,522             $ 42,235
                                                          --------             --------

Operating Expenses
  Operation and Maintenance                                 17,053               17,537
  Depreciation                                               4,469                4,440
  Federal and State Income Taxes                             4,562                4,772
  Other Taxes                                                4,305                4,190
                                                          --------             --------
       Total Operating Expenses                             30,389               30,939
                                                          --------             --------

Utility Operating Income                                    11,133               11,296
                                                          --------             --------

Other Income (Deductions)
  Interest                                                     142                  129
  Allowance for Funds Used During Construction                 460                  435
  Gain on Sale of Property                                     166                  316
  Non-Water Sales Earnings                                     295                  253
  Miscellaneous Income (Deductions)                            (85)                 (27)
  Taxes on Other Income                                       (105)                (202)
                                                          --------             --------
       Total Other Income (Deductions)                         873                  904
                                                          --------             --------

Interest and Debt Expense
  Interest on Long-Term Debt                                 3,931                3,953
  Other Interest Charges                                       339                  394
  Amortization of Debt Expense                                 219                  247
                                                          --------             --------
       Total Interest and Debt Expense                       4,489                4,594
                                                          --------             --------

Net Income Before Preferred Dividend                         7,517                7,606
Preferred Stock Dividend Requirement                            38                   38
                                                          --------             --------
Net Income Applicable to Common Stockholders              $  7,479             $  7,568
                                                          ========             ========

Weighted Average Common Shares Outstanding:
      Basic                                                  4,843                4,834
      Diluted                                                4,858                4,834
                                                          --------             --------

Earnings Per Average Common Share:
      Basic                                               $   1.54             $   1.57
      Diluted                                             $   1.54             $   1.57
                                                          --------             --------

Dividends Per Common Share                                $   1.19             $   1.14
                                                          ========             ========


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                        (In thousands, except share data)





                                                                            2000               1999
                                                                         (UNAUDITED)        (UNAUDITED)
                                                                           -------            -------
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Balance at Beginning of Period                                             $18,358            $16,569
Net Income                                                                   2,687              2,726
                                                                           -------            -------
                                                                            21,045             19,295
                                                                           -------            -------

Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share                               3                  3
     Cumulative Preferred, Series $.90, $.225 per share                          7                  7
     Common Stock - 2000 $0.30 per share; 1999 $0.28 per share               1,448              1,432
                                                                           -------            -------
                                                                             1,458              1,442
                                                                           -------            -------

Balance at End of Period                                                   $19,587            $17,853
                                                                           =======            =======
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Balance at Beginning of Period                                             $17,841            $15,923
Net Income                                                                   6,087              6,066
                                                                           -------            -------
                                                                            23,928             21,989
                                                                           -------            -------

Dividends Declared:
     Cumulative Preferred, Class A, $.60 per share                               9                  9
     Cumulative Preferred, Series $.90, $.675 per share                         20                 20
     Common Stock - 2000 $0.89 per share; 1999 $0.85 per share               4,312              4,107
                                                                           -------            -------
                                                                             4,341              4,136
                                                                           -------            -------

Balance at End of Period                                                   $19,587            $17,853
                                                                           =======            =======

            FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Balance at Beginning of Period                                             $17,853            $15,781
Net Income                                                                   7,517              7,606
                                                                           -------            -------
                                                                            25,370             23,387
                                                                           -------            -------

Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share                              12                 12
     Cumulative Preferred, Series $.90, $.90 per share                          26                 26
     Common Stock - 2000 $1.19 per share; 1999 $1.14 per share               5,745              5,496
                                                                           -------            -------
                                                                             5,783              5,534
                                                                           -------            -------

Balance at End of Period                                                   $19,587            $17,853
                                                                           =======            =======


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2000 and 1999
                                 (In thousands)


                                                                                             2000                 1999
                                                                                          (UNAUDITED)         (UNAUDITED)
                                                                                            -------             -------
Operating Activities:
  Net Income Before Preferred Dividends                                                     $ 6,087             $ 6,066
                                                                                            -------             -------

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $112 in 2000, $93 in 1999 charged to other accounts)              3,513               3,415
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues                 (759)             (1,736)
      (Increase) Decrease in Other Current Assets                                              (702)               (778)
      (Increase) Decrease in Other Non-Current Items                                             33                  99
      Increase (Decrease) in Accounts Payable, Accrued Expenses and
        Other Current Liabilities                                                              (500)               (513)
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net                                                             468                 441
                                                                                            -------             -------
          Total Adjustments                                                                   2,053                 928
                                                                                            -------             -------

          Net Cash Provided by (Used for) Operating Activities                                8,140               6,994
                                                                                            -------             -------

Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $322 in 2000 and $316 in 1999)                               (5,214)             (6,156)
                                                                                            -------             -------

Financing Activities:
  Proceeds from Interim Bank Loans                                                            1,931               5,410
  Repayment of Interim Bank Loans                                                            (2,411)             (1,895)
  Proceeds from Issuance of Common Stock                                                        155                 182
  Repayment of Long-Term Debt                                                                  (574)               (384)
  Advances, Contributions and Funds From Others for Construction, Net                         1,358               1,585
  Costs Incurred to Issue Long-Term Debt, Preferred Stock, and Common Stock                       0                 (36)
  Cash Dividends Paid                                                                        (4,341)             (4,136)
                                                                                            -------             -------
          Net Cash Provided by (Used for) Financing Activities                               (3,882)                726
                                                                                            -------             -------

Net Increase (Decrease) in Cash                                                                (956)              1,564
Cash at Beginning of Year                                                                     1,013                 372
                                                                                            -------             -------

Cash at End of Period                                                                       $    57             $ 1,936
                                                                                            =======             =======

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                                   $ 3,460             $ 2,912
    Income Taxes                                                                            $ 2,740             $ 2,723


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (Connecticut Water or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report or 10-K.

      The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below:

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES


                                                                  3 Months Ended                    12 Months Ended
                                                             ------------------------    --------------------------------------
                                                               9/30/00       9/30/99       9/30/00        9/30/99      12/31/99
                                                             ----------    ----------    ----------     ----------    ----------
Common Shares Outstanding:
         January 1, 1999                                             --            --            --             --     4,828,619
         October 1, 1999 & 1998
            respectively                                             --                   4,838,688      4,828,147            --
         July 1, 2000 & 1999
            respectively                                      4,844,133     4,838,563            --             --            --

Common Shares Issued:
         To CSE - December 15, 1998                                  --            --            --             81            --
         To 401-K - December 31, 1998                                --            --            --            391            --
         To PSP - March 1, 1999                                      --            --            --          9,658         9,658
         To CSE - March 15, 1999                                     --            --            --            147           147
         To CSE - June 15, 1999                                      --            --            --            139           139
         To CSE - September 15, 1999                                 --           125            --            125           125
         To CSE - December 15, 1999                                  --            --           106             --           106
         To PSP - January 13, 2000                                   --            --        10,099             --            --
         To PSP - February 17, 2000                                  --            --        (5,070)            --            --
         To CSE - March 15, 2000                                     --            --           145             --            --
         To CSE - June 15, 2000                                      --            --           165             --            --
         To CSE - September 15, 2000                                142            --           142             --            --
                                                              ---------     ---------     ---------      ---------     ---------

Common Shares Outstanding:
         September 30, 2000 & 1999
           respectively                                       4,844,275     4,838,688     4,844,275      4,838,688
                                                              =========     =========     =========      =========
         December 31, 1999                                                                                             4,838,794
                                                                                                                       =========
Weighted Average Common Shares Outstanding:
         Days outstanding basis
            Basic                                             4,844,158     4,838,585     4,842,991      4,834,294     4,836,951
                                                              =========     =========     =========      =========     =========
            Fully Diluted                                     4,865,469     4,857,943     4,858,360      4,838,780     4,839,210
                                                              =========     =========     =========      =========     =========


PSP   = Performance Stock Program
401-K = Company contribution to employees' 401-K savings plan
CSE   = Common Stock Equivalents

               CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

LAND DONATIONS

      On October 2, 2000 the Connecticut Department of Utility Control approved The Connecticut Water Company's request to donate 134 acres of land to the Town of Middlebury, Connecticut and 104 acres of land to the Borough of Naugatuck. The land to be donated has a total fair market value of $2,675,000. Primarily, as a result of recent Connecticut tax legislation granting tax credits for the donation of land for open space purposes, these donations will result in an after tax gain of approximately $1,500,000. The Company expects that the donations will be made in two phases, the Naugatuck donation in the 4th quarter of 2000 and the Middlebury donation in the 1st quarter of 2001.

ACQUISITION

      In November 2000, the Company acquired Pugliese Construction Co. a.k.a. Howie's Water Company ("Howie's Water") in a stock for stock transaction. Howie's Water is based in Burlington, Connecticut and is the state's largest provider of emergency drinking water and pool water via tanker truck. The acquisition of Howie's Water is a key component of the Company's continuing efforts to be a full service provider for all drinking water needs throughout the state.

      HOWIE'S WATER

      On November 9, 2000, the Company issued 8,237 shares of its common stock in exchange for all the outstanding common stock of Howie's Water. The acquired company was renamed Connecticut Water Emergency Services, Inc. at the time of the merger. The merger qualifies as a tax-free reorganization and will be accounted for as a pooling-of-interests.

    These financial statements as of September 30, 2000 have not been restated for this transaction. Condensed Statements of Income and Condensed Balance Sheets of Connecticut Water Emergency Services, Inc. are as follows:

               CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES


                   Connecticut Water Emergency Services, Inc.
                         (a.k.a. Howie's Water Company)
                         Condensed Statements of Income
                      (In thousands, except share amounts)

                                                            Unaudited
                                                            ---------
                                                      Twelve Months Ended
                                                         December 31,
                                                       1999        1998
                                                       ----        ----
Operating Revenues                                    $ 492       $ 258

Net Income Applicable to Common Shareholders          $  33       $  23

CWS Common Stock Shares Issued relating to
  acquisition                                         8,237       8,237

Earnings Per Share on CWS Shares Issued
  relating to acquisition                             $4.01       $2.79


                   Connecticut Water Emergency Services, Inc.
                         (a.k.a. Howie's Water Company)
                            Condensed Balance Sheets
                                 (In thousands)

                                                          Unaudited
                                                          ---------
                                                         December 31,
                                                      1999          1998
                                                      ----          ----
ASSETS
   Current Assets                                    $ 139         $  83
   Net Fixed Assets                                      3             3
   Other Assets                                          3             3
                                                     -----         -----

   Total Assets                                      $ 145         $  89
                                                     =====         =====

CAPITALIZATION AND LIABILITIES
   Shareholders' Equity                              $  80         $  47
   Current Liabilities                                  65            42
                                                     -----         -----

   Total Capitalization and Liabilities              $ 145         $  89
                                                     =====         =====


LIQUIDITY AND CORPORATE RESOURCES

      At September 30, 2000 the Company had $7,069,000 of unused lines of interim bank loan credit available. At September 30, 2000 there were no Letters of Credit being secured by the lines of credit.

               CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES


RESULT OF OPERATIONS

      THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

      Net income applicable to common stock for the three months ended September 30, 2000 decreased from that of September 30, 1999 by $39,000, or $.01, per average common share. The decrease in net income resulted from a $118,000 decrease in operating income, partially offset by a $69,000 increase in other income and a $10,000 decrease in interest and debt expense.

      The decrease in operating income is due to a $1,360,000 decrease in operating revenues, partially offset by a $1,242,000 decrease in operating expenses. The revenue decline is primarily due to the hot, dry weather last year which caused last year's operating revenue to be unusually high. The decrease in operating expense is primarily due to our cost containment efforts in operation and maintenance expense.

      The increase in other income is primarily due to an increase in the Allowance for Funds Used During Construction and an increase in Non-water Sales Earnings.

      THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

      Net income applicable to common stock for the nine months ended September 30, 2000 increased from that of September 30, 1999 by $21,000. The increase in net income resulted from a $62,000 increase in other income and a $37,000 decrease in interest and debt expense partially offset by a $78,000 decrease in operating income.

      The increase in other income is primarily due to increases in non-water sales earnings in 2000 as compared to 1999.

      The decrease in interest and debt expense is primarily due to the write-off of unamortized debt expense related to the early redemption of Gallup Water Service's long term debt that occurred when we acquired this company in April 1999.

      The decrease in operating income is primarily due to a $1,102,000 reduction in operating revenues partially offset by a $1,024,000 reduction in operating expenses. The reasons for the decline in operating income are the same as stated above in the three month narrative.


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

                                          Connecticut Water Service, Inc.
                                                (Registrant)


Date: November 9, 2000              By     /s/   David C. Benoit
                                    --    ----------------------
                                          David C. Benoit
                                          Vice President - Finance


Date: November 9, 2000              By:    /s/ Peter J. Bancroft
                                    ---   ----------------------
                                          Peter J. Bancroft
                                          Assistant Treasurer