Form 10-K
period 2000-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2001-03-26
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(X) Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2000 or

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

                                  COMMON STOCK

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of the registrant's voting Common Stock, computed on the price of such stock at the close of business on March 1, 2001 is $150,330,000.

                                    5,053,112

Number of shares of Common Stock outstanding, March 1, 2001 (excluding 20,139 common stock equivalent shares)

DOCUMENTS INCORPORATED BY REFERENCE

                                             Part of Form 10-K Into Which
Document                                     Document is Incorporated
Definitive Proxy Statement, dated                      Part III
March 19, 2001, for Annual Meeting
of Shareholders to be held on
April 20, 2001.

                                     PART I

ITEM 1.  BUSINESS

The Company

The Registrant, Connecticut Water Service, Inc. (referred to as "the Company", "we" or "our") was organized in 1956 and is the parent company of three regulated water utility companies, which generate approximately 99% of our consolidated net income. We supply water to over 70,000 customers, or 246,000 people, in 39 towns throughout the State of Connecticut. The Company and its subsidiaries collectively represent the largest domestic investor-owned water system in Connecticut measured by operating revenues and utility plant investment. In addition to our core regulated water business we offer related services on a contract basis to other water utilities, communities, businesses and homeowner associations through a number of unregulated subsidiary companies and through a joint venture formed in 1999 with a well pump service provider. These services range from one-time contracts for a particular service to long-term arrangements for water and wastewater system operation and management. We are also engaged in selling and/or donating our limited excess real estate holdings that are not necessary for our business or to protect our water sources.

Our mission is to provide high quality water service to our customers at a fair return to our stockholders while maintaining a work environment that attracts, retains and motivates our employees to achieve a high level of performance.

Our corporate headquarters are located at 93 West Main Street, Clinton, Connecticut 06413. Our telephone number is 860.669.8636, and our Internet address is www.ctwater.com.

Our Regulated Business

Our business is subject to seasonal fluctuations and weather variations. The demand for water is generally greater during the warmer months than the cooler months due to customers' high water consumption related to cooling systems and various outdoor uses such as private and public swimming pools and lawn sprinklers. Demand will vary with rainfall and temperature levels, from year to year and season to season, particularly during the warmer months.

In general, the profitability of the water utility industry is largely dependent on the timeliness and adequacy of rates allowed by utility regulatory commissions. In addition, profitability is affected by numerous factors over which we have little or no control, such as costs to comply with environmental and water quality regulations. Inflation and other factors also impact costs for construction, materials and personnel related expenses.

Costs to comply with environmental and water quality regulations are substantial. Since the 1974 enactment of the Safe Drinking Water Act we have spent approximately $50,000,000 in constructing facilities and conducting aquifer mapping necessary to comply with the requirements of the Safe Drinking Water Act, and other federal and state regulations, of which $10,647,000 was expended in the last five years. We are currently in compliance with current regulations, but the regulations are subject to change. The costs to comply with future changes in state or federal regulations, which could require us to modify current filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.

Our water companies derive their rights and franchises to operate from special state acts that are subject to alteration, amendment or repeal and do not grant us exclusive rights to our service areas. Our franchises are free from burdensome restrictions, are unlimited as to time, and authorize us to sell potable water in all the towns we now serve. There is the possibility that the state could revoke our franchises and allow a governmental entity to take over some or all of our systems. From time to time such legislation is contemplated.

The rates we charge our water customers are established under the jurisdiction of and are approved by a state regulatory agency. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. The following table shows information related to each of our water companies' most recent general rate filing.

                           Date of Last         Allowed              Allowed
                               Rate         Return on Equity        Return on
                             Decision                               Rate Base
Connecticut Water              1991              12.7%                10.74%
Crystal                        1995              12.35%               10.16%
Gallup                         1994               N/A*                 N/A*

* Gallup's rates were based on its net income requirement, not on a rate of return methodology.

Our Water System(s)

Our water infrastructure consists of 27 noncontiguous water systems, all in the State of Connecticut. Our system, in total, consists of 1,120 miles of water main and reservoir storage capacity of 6.9 billion gallons. The safe dependable yield from our 29 active well fields and 19 reservoirs is approximately 45 million gallons per day. Water sources vary among the individual systems but overall approximately 45% of the total dependable yield comes from reservoirs and 55% from wells. Our sources of water supply are more than adequate to meet the present demand. Except for requests for voluntary conservation in the summers of 1988, 1995 and 1999, no restrictions on water use have been required in over 25 years.

We supply water, and in most cases, fire protection to all or portions of 39 towns in Connecticut. The following table lists the customer count, operating revenues and customer water consumption for each of our water companies as of December 31, 2000.

                               Number of        Water         Customer Water
Water Company                  customers      Revenues         Consumption
                                              ($000's)     (millions of gallons)
Connecticut Water Company        65,778       $ 39,047             5,613
Crystal Water Company             3,491          1,864               390
Gallup Water Service              1,175            601                79
     Total                       70,444       $ 41,512             6,082

The following table breaks down the above total figures by customer class:

                              Number of       Water           Customer Water
Customer Class                customers      Revenues           Consumption
                                             ($000's)      (millions of gallons)
Residential                      62,570       $26,056              4,298
Commercial                        4,457         4,920              1,019
Industrial                          363         1,905                483
Public Authority                    531         1,294                282
Fire Protection                   1,221         6,884                  0
Other (including non-
  metered accounts)                 925           453                  0
     Total                       70,444      $ 41,512              6,082

Disposition of Property

We have established a policy of disposing of various small, discrete parcels of land over the next several years. This excess land, which is no longer required for water supply purposes, totals less than 600 acres as of December 31, 2000. We must comply with many regulatory restrictions before we can dispose of public water company property. There is a movement in Connecticut to protect land for open space purposes. In the extreme case, this movement could lead to a moratorium on all water company land sales. Legislation was passed in 2000 creating a new Connecticut corporate tax credit, which makes the donation of our excess land for protected open space purposes potentially more economically beneficial than a sale of the land. We have taken advantage of the new tax credit by donating 105 acres of land to the Town of Naugatuck in 2000 and 135 acres of land to the Town of Middlebury in January 2001. The new tax credit, in combination with federal and state charitable contribution deductions, resulted in after-tax gains from these transactions of approximately $475,000 and $1,100,000 in 2000 and January 2001, respectively.

Competition

Our water companies face competition, presently not material, from a few private water systems operating within, or adjacent to, their franchise areas and from municipal and public authority systems whose service areas in some cases overlap portions of Connecticut Water's franchise areas.

Employees

As of December 31, 2000, we employed a total of 172 persons. Our employees are not covered by collective bargaining agreements. We believe that our relations with our employees are good.

Expansion into Massachusetts

In February 2001 we acquired the Barnstable Holding Company ("Barnstable") which is the parent company of the 7,200 customer Barnstable Water Company located in Barnstable, Massachusetts. In addition to owning a majority interest in the water company, Barnstable owns a majority interest in BARLACO, a real estate company owning approximately 100 acres of residential and commercial land in Hyannis and Barnstable, Massachusetts. The transaction was valued at approximately $6.5 million dollars and will be accounted for using the `pooling of interests' accounting method. The Town of Barnstable and the Hyannis Fire District have notified Barnstable that they are considering the possibility of acquiring the Barnstable Water Company and BARLACO.

ITEM 2.  PROPERTIES

The properties of our water companies consist of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water. Substantially all of the properties owned by our Connecticut Water and Crystal Water companies are subject to liens as security for debt. The net utility plant balances of the water companies at December 31, 2000 are as follows:

                                                               Net Utility Plant
                                                                     (000's)
Connecticut Water                                                   $176,389
Crystal                                                                8,310
Gallup                                                                 2,272
      Total                                                         $186,971

The size of each company's system(s) in terms of miles of mains is as follows:

                                                          Miles of Transmission
                                                         and Distribution Water
                                                                  Mains
Connecticut Water                                                1,037
Crystal                                                             66
Gallup                                                              17
      Total                                                      1,120

We believe that our properties are maintained in good condition and in accordance with current standards of good waterworks industry practice.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various legal proceedings. Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our properties is the subject that presents a reasonable likelihood of a material adverse impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the NASDAQ exchange under the symbol "CTWS". Our quarterly high and low stock prices as reported by NASDAQ and the cash dividends we paid during 2000 and 1999 are listed as follows:

                                                  PRICE
                                           --------------------      DIVIDENDS
Period                                     HIGH           LOW          PAID*
                                          -------       -------      ---------
2000
    First Quarter                         $34.000       $27.000       $.29666
    Second Quarter                         31.000        25.500       $.29666
    Third Quarter                          35.250        26.750       $.30000
    Fourth Quarter                         32.750        28.000       $.30000
1999
    First Quarter                         $27.750       $23.750       $.29333
    Second Quarter                         29.250        19.000       $.29333
    Third Quarter                          37.000        28.500       $.29666
    Fourth Quarter                         37.000        27.875       $.29666

* Historic (Excludes the subsequent effect of the 1999 Gallup and Crystal mergers accounted for under the "pooling of interests" accounting method.)

As of March 1, 2001 there were approximately 5,000 holders of record of our common stock.

We presently intend to pay quarterly cash dividends in the future on March 15, June 15, September 17 and December 17 subject to our earnings and financial condition, regulatory requirements and other factors our Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
(1999 - 1990 Restated)

SUPPLEMENTAL INFORMATION (UNAUDITED)

(Thousands of dollars except where indicated)
Years Ended December 31,                           2000             1999             1998             1997             1996
------------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA

INCOME

Operating Revenues                              $   41,512       $   42,624       $   40,303       $   40,917       $   41,013
Operating Expenses                              $   30,353       $   31,397       $   29,543       $   30,060       $   30,274
Operating Income                                $   11,159       $   11,227       $   10,760       $   10,857       $   10,739
Interest and Debt Expense                       $    4,541       $    4,526       $    4,606       $    4,602       $    4,286
Net Income Applicable to Common Stock           $    7,925       $    7,489       $    7,159       $    7,027       $    6,884
Cash Common Stock Dividends Paid                $    5,822       $    5,538       $    5,401       $    5,324       $    5,182
Dividend Payout Ratio                                   73%              74%              75%              76%              75%
Weighted Average Common Shares Outstanding       4,852,694        4,845,188        4,835,721        4,824,990        4,796,577
Basic Earnings Per Average Common Share         $     1.63       $     1.55       $     1.48       $     1.46       $     1.44
Number of Shares Outstanding at Year End         4,852,667        4,847,031        4,836,856        4,828,207        4,818,696
ROE on Year End Common Equity                         12.2%            12.0%            11.9%            12.0%            12.2%
Declared Common Dividends Per Share*            $    1.193       $    1.180       $    1.167       $    1.153       $    1.133

* Not restated for subsequent acquisitions accounted for under the "pooling-of-interests" accounting method.

BALANCE SHEET

Common Stockholders' Equity                     $   64,906       $   62,576       $   60,374       $   58,371       $   56,530
Long-Term Debt                                  $   64,658       $   65,399       $   65,611       $   58,056       $   58,034
Preferred Stock (Consolidated, Excluding
 Current Maturities)                            $      772       $      772       $      772       $      772       $      772
------------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                            $  130,336       $  128,747       $  126,757       $  117,199       $  115,336
Stockholders' Equity (Includes
 Preferred Stock)                                       50%              49%              48%              50%              50%
Long-Term Debt                                          50%              51%              52%              50%              50%
Net Utility Plant                               $  186,971       $  181,342       $  175,723       $  172,081       $  162,186
Book Value - Per Common Share                   $    13.37       $    12.91       $    12.48       $    12.09       $    11.73


OPERATING DATA
REVENUE CLASS

Residential                                     $   26,056       $   27,077       $   25,495       $   25,816       $   25,888
Commercial                                           4,920            5,160            4,820            4,890            4,931
Industrial                                           1,905            1,850            1,747            1,962            1,960
Public Authority                                     1,294            1,374            1,208            1,218            1,215
Fire Protection                                      6,884            6,788            6,660            6,698            6,720
Other (including non-metered accounts)                 453              375              373              333              299
------------------------------------------------------------------------------------------------------------------------------------
Total Operating Revenues                        $   41,512       $   42,624       $   40,303       $   40,917       $   41,013
------------------------------------------------------------------------------------------------------------------------------------

Number of Customers (Average)                       70,067           68,945           67,855           66,787           65,872
Billed Consumption (Millions of Gallons)             6,082            6,430            6,047            6,049            5,907
Number of Employees                                    172              169              177              178              180

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

OVERVIEW

Connecticut Water Service, Inc. (the Company) is a non-operating holding company, whose income is derived from the earnings of its seven wholly owned subsidiary companies. Approximately 96% of the Company's earnings are attributable to The Connecticut Water Company, the Company's largest water utility subsidiary with approximately an additional 3% derived from the Company's two other regulated water utility companies, The Gallup Water Service, Incorporated and The Crystal Water Company of Danielson. These three companies supply water to 70,444 customers in 39 towns throughout the State of Connecticut. Each of these companies is subject to regulation by the Connecticut Department of Public Utility Control regarding financial issues, rates, and operating issues and to various other state and federal regulatory agencies concerning water quality and environmental standards. In addition to its regulated utilities, the Company owns four unregulated companies; Chester Realty, Inc., a real estate company, Connecticut Water Utility Services, Inc., which provides contract water and sewer operations and other water related services, Connecticut Water Emergency Services, Inc., a provider of drinking and pool water by tanker truck and Crystal Water Utilities Corporation, a holding company which owns The Crystal Water Company of Danielson and three small rental properties. These unregulated companies currently generate 1% of the Company's total earnings.

2000 was the Company's 10th consecutive year of increased earnings and its 31st year of increased dividend payments.

REGULATORY MATTERS AND INFLATION

The Connecticut Water Company is the Company's largest subsidiary serving over 65,000 of the Company's 70,444 utility customers. Connecticut Water Company's revenues, like the Company's other two regulated water companies, are based on regulated rates that are determined in a regulatory rate proceeding. Connecticut Water's last general rate proceeding was in 1991. The resulting rate decision granted Connecticut Water a 12.7% allowed return on common equity and a 10.74% allowed return on rate base.

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

We do not presently plan to petition the DPUC for an increase in permanent rates in 2001. Future economic and financial market conditions, coupled with governmental regulations and fiscal policy, plus other factors which are unpredictable and often beyond our control, will influence when we request revisions to rates charged to our customers.

OUTLOOK

The Company's profitability is primarily attributable to the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.

We are continuing our expansion through acquisitions into 2001. In 2000 we signed an agreement to purchase the Barnstable Holding Company ("Barnstable") in a stock-for-stock exchange. Barnstable owns Barnstable Water Company, a regulated water company serving over 7,200 water customers in Barnstable, Massachusetts, and BARLACO, Inc., a separate real estate company owning approximately 100 acres of residential and commercial land in Hyannis and Barnstable, Massachusetts. This acquisition was completed in February of 2001.

RESULTS OF OPERATIONS

2000 COMPARED WITH 1999

During 2000 the Company acquired Connecticut Water Emergency Services, Inc. (formerly Pugliese Construction Co., d.b.a. Howie's Water) and accounted for the acquisition as a "pooling of interests". Financial statements have been restated to include the results of the acquired company for all periods presented.

Net income applicable to common stock for 2000 increased from that of 1999 by $436,000, or $.08 per average basic share. The increase in earnings is primarily due to tax benefits of a 2000 land donation and higher earnings on non-water sales and services.

The following are the components of the 2000 earnings increase:

-        Net Other Income (Deductions) increased $519,000:

         The increase in other income is primarily due to The Connecticut Water Company's 2000 donation of 104.6 acres of land to the Town of Naugatuck, Connecticut. This donation resulted in a net after tax gain of $474,000 resulting from a 50% Connecticut state tax credit in addition to state and federal charitable contribution tax deductions.

         Net non-water sales earnings increased $88,000, or 74% primarily as a result of our continuing efforts to increase earnings through unregulated activities. One such endeavor initiated in 2000 was our Linebacker(SM) maintenance service program. For a small annual cost to our customers, the Linebacker(SM) program protects them from incurring large expenses if their service lines should break.

-        Utility Operating Income decreased $68,000:

         Operating revenues decreased $1,112,000, or 2.6% in 2000 as compared to 1999. This decrease is due to fluctuations in the summer weather, which directly affect our customers' water usage. The 1999 summer was unusually hot and dry while the 2000 summer was cool and rainy. Lower operation and maintenance expense partially offset the decrease in operating revenues.

         Operation and Maintenance expenses were reduced $784,000, or 4.4% from 1999 levels due to cost containment efforts. Income taxes, classified as operating expenses, decreased $591,000 partially due to the decreased operating income. Depreciation and Taxes other than Income Taxes (primarily property taxes) increased in total by $370,000 primarily as a result of the increased investment in Utility Plant.

-        Interest and Debt Expense increased $15,000:

         The increase in Interest and Debt expense is primarily due to higher interest rates on interim debt. The average weighted cost of this debt was 7.0% in 2000 as compared with 6.8% in 1999.

1999 COMPARED WITH 1998

Net income applicable to common stock for 1999 increased from that of 1998 by $330,000, or $.07 per basic common share, on an increased number of common shares outstanding due primarily to the following:

-        Operating revenues increased $2,321,000:

         - Metered revenues increased $2,191,000 or 6.6% due to customer growth which increased metered revenues approximately $530,000 or 1.6% and an extremely hot, dry 1999 summer which significantly increased our customers' water consumption.

         - Non-metered revenues increased $130,000 or 1.8% primarily due to increased Public Fire Protection revenues related to our infrastructure additions upon which the revenues are based.

-        Operating expenses increased $1,854,000 primarily due to the following:

         - Increase in Operation and Maintenance expense primarily due to increases in both labor and benefit costs

         - Increase in Depreciation expense due to higher investment in utility plant

         - Increase in Income Tax Expense primarily due to higher taxable income

         - Increase in Property Tax Expense due to our higher investment in utility plant

- Other income (Deductions) decreased $217,000 primarily due to lower gains on land sales and non water sales earnings.

- Interest and debt expense decreased $80,000 primarily from lower average balances of interim bank loans payable outstanding throughout 1999.

LIQUIDITY AND CAPITAL RESOURCES

Interim bank loans payable at year end 2000 were $1,150,000, approximately $1,261,000 lower than at the end of 1999.

We consider the current $9,000,000 lines of credit with two banks adequate to finance any expected short-term borrowing requirements that may arise from operations during 2001. Interest expense charged on interim bank loans will fluctuate based on financial market conditions experienced during 2001.

The Board of Directors has approved a $8,000,000 construction budget for 2001, net of amounts to be financed by customer advances and contributions in aid of construction. Funds provided by operating activities are expected to finance all of this construction program given normal weather patterns and related operating revenue billings. Refer to Note 10, Utility Plant and Construction Program, in Notes to Consolidated Financial Statements for additional discussion of the Company's future construction program.

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

Our water companies are subject to various federal and state regulatory agencies concerning water quality and environmental standards. Generally, the water industry is materially dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant. The ability to maintain our operating costs at the lowest possible level while providing good quality water service is beneficial to customers and stockholders. Profitability is also dependent on the timeliness of rate relief, when necessary, and numerous factors over which we have little or no control, such as the quantity of rainfall and temperature, industrial demand, financing costs, energy rates, and compliance with environmental and water quality regulations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Connecticut Water Service, Inc., and the Notes to Consolidated Financial Statements together with the reports of Arthur Andersen LLP are included herein on pages F-1 through F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS OF THE COMPANY

                                                                         Period Held or Prior           Term of Office
     Name                 Age                 Office                           Position                     Expires
M. T. Chiaraluce           58             President, Chief             Held position of President     2001 Annual Meeting
                                 Executive Officer and Chairman of      since January, 1992 and
                                             the Board                position of Chief Executive
                                                                        Officer since July, 1992

D. C. Benoit               43     Vice President - Finance, Chief       Held current position or      2001 Annual Meeting
                                  Financial Officer and Treasurer    other executive position with
                                                                     the company since April, 1996

J. R. McQueen              58     Vice President - Engineering and      Held current position or      2001 Annual Meeting
                                              Planning                    other management or
                                                                     engineering position with the
                                                                      Company since October, 1965

T. P. O'Neill              47       Vice President - Operations         Held current position or      2001 Annual Meeting
                                                                       other engineering position
                                                                         with the Company since
                                                                             February, 1980

M. P. Westbrook            41     Vice President - Administration       Held current position or      2001 Annual Meeting
                                       and Government Affairs          other management position
                                                                         with the Company since
                                                                            September, 1988

P. J. Bancroft             51    Assistant Treasurer and Controller     Held current position or      2001 Annual Meeting
                                                                       other accounting position
                                                                         with the Company since
                                                                             October, 1979

M. G. DiAcri               55           Corporate Secretary           Held administrative position    2001 Annual Meeting
                                                                         with the Company since
                                                                             February, 1990

There are no family relationships between any of the Directors and Executive Officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), the information called for by Items 10, (except for information concerning the executive officers of the Company) 11, 12 and 13 is hereby incorporated by reference from the Company's definitive proxy statement filed on EDGAR on or about March 19, 2001. Information concerning the executive officers of the Company is included as Item 10 of this report.

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

                                                                           Page
                  Index to Consolidated Financial Statements &
                  Schedule                                                 F-1

                  Report of Independent Public Accountants                 F-2

                  Consolidated Statements of Income for the years
                  Ended December 31, 2000, 1999, and 1998                  F-3

                  Consolidated Balance Sheets at December 31, 2000
                  and 1999                                                 F-4

                  Consolidated Statements of Cash Flows for the
                  years ended December 31, 2000, 1999 and 1998             F-5

                  Notes to Consolidated Financial Statements               F-6

2.       Financial Statement Schedules:

         The following schedules of the Company are included on the attached pages as indicated:

                                                                            Page

         Report of Independent Public Accountants
         on Schedule                                                        S-1

         Schedule II Valuation and Qualifying Accounts
         and Reserves for the years ended December 31,
         2000, 1999 and 1998                                                S-2

         All other schedules provided for in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements or notes thereto.

3.       Exhibits:

         Exhibits for Connecticut Water Service, Inc. are in the
         Index to Exhibits                                                  E-1

         Exhibits heretofore filed with the Securities and Exchange Commission as indicated below are incorporated herein by reference and made a part hereof as if filed herewith. Exhibits marked by asterisk (*) are being filed herewith.

         (b)      Reports on Form 8-K:

                  On December 6, 2000, the Company filed a Form 8-K dated December 6, 2000, reporting in Item 5, Other Events, that the Company had entered into a merger agreement to acquire Barnstable Holding Company.

                  On February 28, 2001, the Company filed a Form 8-K dated February 23, 2001, reporting in Item 5, Other Events, that the Company had completed the pending merger with Barnstable Holding Company.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                         Page
Index to Consolidated Financial Statements and Schedule                   F-1

Report of Independent Public Accountants                                  F-2

Consolidated Statements of Income for the years ended
         December 31, 2000, 1999 and 1998                                 F-3

Consolidated Balance Sheets at December 31, 2000, and 1999                F-4

Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998                                 F-5

Notes to Consolidated Financial Statements                                F-6

Report of Independent Public Accountants on Schedule                      S-1

Valuation and Qualifying Accounts                                         S-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:

We have audited the accompanying consolidated balance sheets of Connecticut Water Service, Inc., (a Connecticut corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Connecticut Water Service, Inc., and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/   Arthur Andersen LLP
Hartford, Connecticut
February 9, 2001

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

                                                                                                       (Restated)       (Restated)
For the Years Ended December 31,                                                         2000             1999             1998
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                                     $41,512           $42,624          $40,303
                                                                                       --------        ----------       ----------

Operating Expenses

   Operation and Maintenance                                                            17,028            17,812           17,241
   Depreciation                                                                          4,500             4,390            4,133
   Income Taxes                                                                          4,417             5,008            4,089
   Taxes Other Than Income Taxes                                                         4,408             4,187            4,080
                                                                                       --------        ----------       ----------

       Total Operating Expenses                                                         30,353            31,397           29,543
                                                                                       --------        ----------       ----------

Utility Operating Income                                                                11,159            11,227           10,760
                                                                                       --------        ----------       ----------

Other Income (Deductions), Net of Taxes

   Gain on Property Transactions                                                           534                97              285
   Non-Water Sales Earnings                                                                207               119              172
   Allowance for Funds Used During Construction                                            416               435              434
   Other                                                                                   188               175              152
                                                                                       --------        ----------       ----------

       Total Other Income (Deductions), Net of Taxes                                     1,345               826            1,043
                                                                                       --------        ----------       ----------

Interest and Debt Expenses

   Interest on Long-Term Debt                                                            3,926             3,943            3,918
   Other Interest Charges                                                                  396               337              472
   Amortization of Debt Expense                                                            219               246              216
                                                                                       --------        ----------       ----------

       Total Interest and Debt Expenses                                                  4,541             4,526            4,606
                                                                                       --------        ----------       ----------

Net Income Before Preferred Dividends                                                    7,963             7,527            7,197

Preferred Stock Dividend Requirement                                                        38                38               38
                                                                                       --------        ----------       ----------

Net Income Applicable to Common Stock                                                  $ 7,925            $7,489          $ 7,159
                                                                                       ========        ==========       ==========

Weighted Average Common Shares Outstanding:
   Basic                                                                                 4,853             4,845            4,836
   Diluted                                                                               4,872             4,856            4,836

Earnings Per Common Share:
   Basic                                                                               $   1.63           $ 1.55          $  1.48
   Diluted                                                                             $   1.63           $ 1.54          $  1.48

The accompanying notes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries
                                                                             F-4

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS OF DOLLARS)

                                                                                         (Restated)
December 31,                                                                   2000         1999
---------------------------------------------------------------------------------------------------
ASSETS

  Utility Plant                                                              $247,643     $240,122
  Construction Work in Progress                                                 8,225        5,804
  Utility Plant Acquisition Adjustments                                        (1,256)      (1,273)
                                                                             ---------   ----------
                                                                              254,612      244,653
  Accumulated Provision for Depreciation                                      (67,641)     (63,311)
                                                                             ---------   ----------
    Net Utility Plant                                                         186,971      181,342
                                                                             ---------   ----------
  Other Property and Investments                                                2,986        2,752
                                                                             ---------   ----------
  Cash                                                                            262        1,020
  Accounts Receivable (Less Allowance, 2000 - $197; 1999 - $455)                4,546        5,434
  Accrued Unbilled Revenues                                                     3,179        2,805
  Materials and Supplies, at Average Cost                                         756          761
  Prepayments and Other Current Assets                                            112          237
                                                                             ---------   ----------
    Total Current Assets                                                        8,855       10,257
                                                                             ---------   ----------
  Unamortized Debt Issuance Expense                                             5,502        5,722
  Unrecovered Income Taxes                                                      9,040        8,843
  Postretirement Benefits Other Than Pension                                      953        1,083
  Other Costs                                                                   1,092        1,031
                                                                             ---------   ----------
    Total Deferred Charges and Regulatory Assets                               16,587       16,679
                                                                             ---------   ----------
         Total Assets                                                        $215,399     $211,030
                                                                             =========   ==========

CAPITALIZATION AND LIABILITIES
      Common Stockholders' Equity:
      Common Stock without Par Value:
         Authorized - 7,500,000 Shares - Issued and Outstanding:

             2000  -  4,852,667;    1999  -  4,847,031                       $ 44,893     $ 44,666
       Retained Earnings                                                       20,013       17,910
                                                                             ---------   ----------
          Common Stockholders' Equity                                          64,906       62,576
  Preferred Stock                                                                 772          772
  Long-Term Debt                                                               64,658       65,399
                                                                             ---------   ----------
         Total Capitalization                                                 130,336      128,747
                                                                             ---------   ----------
Interim Bank Loans Payable                                                      1,150        2,411
Current Portion Long-Term Debt                                                    205          194
Accounts Payable                                                                5,769        5,163
Accrued Taxes                                                                     717          829
Accrued Interest                                                                  640          650
Other Current Liabilities                                                          93           61
                                                                             ---------   ----------
         Total Current Liabilities                                              8,574        9,308
                                                                             ---------   ----------
Advances for Construction                                                      16,982       15,994
                                                                             ---------   ----------
Contributions in Aid of Construction                                           25,409       24,165
                                                                             ---------   ----------
Deferred Federal Income Taxes                                                  17,894       16,743
                                                                             ---------   ----------
Unfunded Future Income Taxes                                                    8,546        8,349
                                                                             ---------   ----------
Long-Term Compensation Arrangements                                             5,706        5,713
                                                                             ---------   ----------
Unamortized Investment Tax Credits                                              1,952        2,011
                                                                             ---------   ----------
Commitments and Contingencies
                                                                             ---------   ----------
         Total Capitalization and Liabilities                                $215,399     $211,030
                                                                             =========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries
                                                                             F-5


CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

                                                                                 (Restated)     (Restated)
For the Years Ended December 31,                                     2000           1999           1998
---------------------------------------------------------------------------------------------------------
Operating Activities:
  Net Income Before Preferred Dividends                            $  7,963       $  7,527       $  7,197
                                                                   --------       --------       --------

  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
        Depreciation (including $166 in 2000, $140 in 1999,
            and $139 in 1998 charged to other accounts)               4,666          4,530          4,272
        Change in Assets and Liabilities:
             (Increase) Decrease in Accounts Receivable and
                  Accrued Unbilled Revenues                             514            (16)          (338)
            (Increase) Decrease in Other Current Assets                 130            (24)          (161)
            (Increase) Decrease in Other Non-Current Items               48            275            (86)
            Increase (Decrease) in Accounts Payable, Accrued
                 Expenses and Other Current Liabilities                 516            714            249
            Increase in Deferred Income Taxes and
                 Investment Tax Credits, Net                          1,092          1,081          1,068
                                                                   --------       --------       --------
                    Total Adjustments                                 6,966          6,560          5,004
                                                                   --------       --------       --------

               Net Cash Provided by Operating Activities             14,929         14,087         12,201
                                                                   --------       --------       --------

Investing Activities:
  Gross Additions to Utility Plant (including
    Allowance For Funds Used During Construction of
    $428 in 2000, $454 in 1999 and $476 in 1998)                    (10,376)       (10,289)        (7,976)
                                                                   --------       --------       --------

Financing Activities:
  Proceeds from Interim Bank Loans                                    1,150          2,411          1,895
  Repayment of Interim Bank Loans                                    (2,411)        (1,895)        (8,811)
  Proceeds from Issuance of Long-Term Debt                               --             --         18,018
  Reduction of Long-Term Debt Including Current Portion                (730)          (442)       (10,249)
  Proceeds from Issuance of Common Stock                                227            251            280
  Advances, Contributions and Funds from
    Others for Construction, Net                                      2,313          2,098            761
  Costs Incurred to Issue Long-Term Debt and Common Stock                --             --         (1,091)
  Cash Dividends Paid                                                (5,860)        (5,576)        (5,438)
                                                                   --------       --------       --------
          Net Cash Provided by (Used in) Financing Activities        (5,311)        (3,153)        (4,635)
                                                                   --------       --------       --------

Net Increase (Decrease) in Cash                                        (758)           645           (410)
Cash at Beginning of Year                                             1,020            375            785
                                                                   --------       --------       --------
Cash at End of Year                                                $    262       $  1,020       $    375
                                                                   ========       ========       ========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                          $  3,937       $  4,488       $  3,385
    State and Federal Income Taxes                                 $  3,440       $  3,660       $  3,402


The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -The consolidated financial statements include the accounts of Connecticut Water Service, Inc. an investor-owned holding company (the Company) and its seven wholly owned subsidiaries, listed below:

   The Connecticut Water Company
   The Gallup Water Service, Incorporated
   Crystal Water Utilities Corporation
   The Crystal Water Company of Danielson
   Chester Realty, Inc.
   Connecticut Water Utility Services, Inc.
   Connecticut Water Emergency Services, Inc.

During 2000 the Company acquired the Pugliese Construction Co., d.b.a. Howie's Water and accounted for the acquisition as a "pooling of interests". Accordingly, the Company's financial statements have been restated to include the results of the acquired company for all periods presented. Upon acquisition the acquired company was renamed "Connecticut Water Emergency Services, Inc."

Connecticut Water, Gallup, and Crystal (our "water companies") are public water utility companies serving more than 70,400 customers in 39 towns throughout Connecticut.

Crystal Water Utilities Corporation is a holding company, owning the stock of Crystal Water Company of Danielson and three small rental properties.

Chester Realty, Inc. is a real estate company whose pretax profits from land sales are included in the "Gain on Property Transactions", category in the "Other Income (Deductions)" section of the Consolidated Statements of Income. Chester's pretax profits from rental of property are included in the "Other Income (Deductions)" section of the Income Statement in the "Non-Water Sales Earnings" category.

Connecticut Water Utility Services, Inc. is engaged in water related services and contract operations. Its earnings are included in the "Non-Water Sales Earnings" category in the "Other Income (Deductions)" section of the Consolidated Statements of Income.

Connecticut Water Emergency Services, Inc. is a provider of emergency drinking water and pool water via tanker trucks. Its net earnings are included in the "Non-Water Sales Earnings" category in the "Other Income (Deductions)" section of the Consolidated Statements of Income.

Intercompany accounts and transactions have been eliminated, except those allocating costs for regulatory purposes between our regulated and non-regulated companies.

PUBLIC UTILITY REGULATION - Our three water companies are subject to regulation for rates and other matters by the Connecticut Department of Public Utility Control (DPUC) and follow accounting policies prescribed by the DPUC. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States which includes the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (FAS 71). FAS 71 requires cost-based, rate-regulated enterprises such as our water companies to reflect the impact of regulatory decisions in their financial statements. The DPUC, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period other than the period in which the costs would be charged to expense by an unregulated enterprise. The balance sheets include regulatory assets and liabilities as appropriate, primarily related to income taxes and postretirement benefits costs. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are probable of recovery and that its use of regulatory accounting is appropriate and in accordance with the provisions of FAS 71.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

REVENUES - Generally, water customers are billed quarterly, except larger commercial and industrial customers, and public fire protection customers, who are billed monthly. Most customers, except fire protection customers, are metered. Revenues from metered customers are based on their usage times approved regulated rates. Public fire protection charges are based on the length and diameter of the water main and number of hydrants in service. Private fire protection charges are based on the diameter of the connection to the water main. Our water companies accrue an estimate for the amount of revenues relating to sales unbilled at the end of each quarter.


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

UTILITY PLANT - Utility plant is stated at the original cost of such property when first devoted to public service. The difference between the original cost and the cost to our water companies is charged or credited to utility plant acquisition adjustments. Utility plant accounts are charged with the cost of improvements and replacements of property including an allowance for funds used during construction. Retired or disposed of depreciable plant is charged to accumulated provision for depreciation together with any costs applicable to retirement, less any salvage received. Maintenance of utility plant is charged to expense.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION - Allowance for Funds Used During Construction (AFUDC) is the cost of funds used to finance the construction of our water companies' utility plant. Generally, utility plant under construction is not recognized as part of rate base for ratemaking purposes until facilities are placed into service, and accordingly, AFUDC is charged to the construction cost of utility plant. Capitalized AFUDC, which does not represent current cash income, is recovered through rates over the service lives of the facilities.

In order for certain water system acquisitions made in and after 1995 not to degrade earnings, The Connecticut Water Company has received DPUC approval to record AFUDC on certain of its investments in these systems. Through December 31, 2000 The Connecticut Water Company has capitalized approximately $1,541,000 of AFUDC relating to financing these acquisitions.

The allowed rate of return on rate base is used to calculate AFUDC.

DEPRECIATION - Over 99.7% of the Company's depreciable plant is owned by its three water companies. Depreciation is computed on a straight line basis at various rates as approved by the DPUC on a company by company basis. Depreciation allows the utility to recover the investment in utility plant over its useful life. The overall consolidated company depreciation rates, based on the average balances of depreciable property, were 2.0% for 2000, 2.1% for 1999 and 2.0% for 1998.

CUSTOMERS' ADVANCES FOR CONSTRUCTION AND CONTRIBUTIONS IN AID OF CONSTRUCTION Under the terms of construction contracts with real estate developers and others, our water companies receive advances for the costs of new main installations. Refunds are made, without interest, as services are connected to the main, over periods not exceeding fifteen years and not in excess of the original advance. Unrefunded balances, at the end of the contract period, are credited to contributions in aid of construction (CIAC) and are no longer refundable.

INCOME TAXES - The Company provided deferred taxes for all temporary book-tax differences using the liability method. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. To the extent such income taxes increase or decrease future rates, an offsetting regulatory asset or liability has been recorded in the accompanying consolidated balance sheets.

The Company believes that all deferred income tax assets will be realized in the future. Approximately $1,200,000 of the December 31, 2000 and $1,300,000 of the December 31, 1999 unfunded future income taxes are related to deferred Federal income taxes. The remaining balance of the unfunded future income taxes is related to deferred State income taxes.

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


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

EARNINGS PER SHARE - The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the twelve months ended December 31, 2000, 1999, and 1998.

Twelve Months Ended                                     2000     1999     1998
--------------------------------------------------------------------------------
Basic earnings per share                               $ 1.63   $ 1.55   $ 1.48
Dilutive effect of unexercised stock options              --     (.01)       --
-------------------------------------------------------------------------------
Diluted earnings per share                             $ 1.63   $ 1.54   $ 1.48
-------------------------------------------------------------------------------
Numerator (in thousands):
--------------------------------------------------------------------------------
Basic net income                                       $7,925   $7,489   $7,159
Diluted net income                                     $7,925   $7,489   $7,159

Denominator (in thousands):
--------------------------------------------------------------------------------
Basic weighted average shares outstanding               4,853    4,845    4,836
Dilutive effect of unexercised stock options               19       11      N/A
--------------------------------------------------------------------------------
Diluted weighted average shares outstanding             4,872    4,856    4,836
--------------------------------------------------------------------------------

RECLASSIFICATION - Certain reclassifications have been made to conform previously reported data to the current presentation.

NOTE 2: 2000 POOLING OF INTEREST ACQUISITION

On November 9, 2000 the Company issued 8,237 shares of its common stock in exchange for all outstanding common stock of Pugliese Construction Co., d.b.a. Howie's Water Company. The acquired company was renamed Connecticut Water Emergency Services, Inc. at the time of the merger.

The combined and separate results of Connecticut Water Service and Connecticut Water Emergency Services during the period preceding and after the merger were as follows:

(Thousands of dollars)                                2000       1999      1998
--------------------------------------------------------------------------------
Net Income (Loss) Applicable to Common Stock
   Connecticut Water Service                         $7,960     $7,456   $7,136
   Connecticut Water Emergency Services                 (35)        33       23
--------------------------------------------------------------------------------
      Combined Net Income                            $7,925     $7,489   $7,159
--------------------------------------------------------------------------------


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 3:  INCOME TAX EXPENSE

Income Tax Expense is comprised of the following:

(Thousands of dollars)                                                                    2000              1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Federal Classified as Operating Expense                                                $  3,870          $  4,322          $  3,472
Federal Classified as Other Income:
   Land Sales                                                                                31                52               150
   Land Donation                                                                           (132)               --                --
   Non-Water Sales                                                                          107                78                80
   Other                                                                                    (21)              (91)              (10)
------------------------------------------------------------------------------------------------------------------------------------

   Total Federal Income Tax Expense                                                       3,855             4,361             3,692
------------------------------------------------------------------------------------------------------------------------------------

State Classified as Operating Expense                                                       547               686               617
State Classified as Other Income:
   Land Sales                                                                                 7                12                40
   Land Donation                                                                           (526)               --                --
   Non-Water Sales                                                                           25                16                23
   Other                                                                                      6                --                10
------------------------------------------------------------------------------------------------------------------------------------

   Total State Income Tax Expense                                                            59               714               690
------------------------------------------------------------------------------------------------------------------------------------

              Total Income Tax Expense                                                 $  3,914          $  5,075          $  4,382
------------------------------------------------------------------------------------------------------------------------------------



The components of the Federal and State income tax provisions are:

                                                                                         2000              1999              1998
------------------------------------------------------------------------------------------------------------------------------------

Current:
   Federal                                                                             $  2,763          $  3,280          $  2,624
   State                                                                                     59               714               690
------------------------------------------------------------------------------------------------------------------------------------

       Total Current                                                                      2,822             3,994             3,314
------------------------------------------------------------------------------------------------------------------------------------

Deferred Income Taxes, Net:
   Federal
       Investment Tax Credit                                                                (59)              (61)              (61)
       Capitalized Interest                                                                  42                36                32
       Depreciation                                                                       1,109             1,106             1,097
------------------------------------------------------------------------------------------------------------------------------------
           Total Deferred Income Taxes, Net                                               1,092             1,081             1,068
------------------------------------------------------------------------------------------------------------------------------------

              Total                                                                    $  3,914          $  5,075          $  4,382
------------------------------------------------------------------------------------------------------------------------------------


Deferred income tax liabilities are categorized as follows on the Consolidated Balance Sheet:

                                                                                          2000              1999
------------------------------------------------------------------------------------------------------------------------------------
   Deferred Federal Income Taxes                                                       $ 17,894          $ 16,743
   Unfunded Future Income Taxes                                                           8,546             8,349
------------------------------------------------------------------------------------------------------------------------------------

                                                                                       $ 26,440          $ 25,092
------------------------------------------------------------------------------------------------------------------------------------


Deferred income tax liabilities are comprised of the following:

                                                                                          2000              1999
------------------------------------------------------------------------------------------------------------------------------------
   Depreciation                                                                        $ 22,578          $ 21,407
   Other                                                                                  3,862             3,685
------------------------------------------------------------------------------------------------------------------------------------

           Net deferred income tax liability                                           $ 26,440          $ 25,092
------------------------------------------------------------------------------------------------------------------------------------

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The calculation of Pre-Tax Income is as follows:

                                                 2000         1999         1998
--------------------------------------------------------------------------------
Pre-Tax Income
   Net Income Before Preferred Dividends      $ 7,963      $ 7,527      $ 7,197
   Income Taxes                                 3,914        5,075        4,382
--------------------------------------------------------------------------------

              Total Pre-Tax Income            $11,877      $12,602      $11,579
--------------------------------------------------------------------------------


In accordance with required regulatory treatment, deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate. The differences between the effective income tax rate recorded by the Company and the statutory Federal tax rate are as follows:

                                                                              2000            1999           1998
-------------------------------------------------------------------------------------------------------------------
Federal Statutory Income Tax Rate                                             34.0%           34.0%          34.0%
   Tax Effect of Differences:
       State Income Taxes Net of Federal Benefit:
           State Income Tax Excluding Land Donation Credit                     3.3%            3.7%           3.9%
           Land Donation Credit                                               (2.9%)            --             --
       Depreciation                                                            1.8%            1.2%           1.5%
       Charitable Contribution - Land Donation                                (2.1%)            --             --
       Pension Costs                                                            .3%             .2%            .4%
       Debt Refinancing Costs                                                   .2%             .2%          (2.6%)
       Non-deductible Merger Costs                                              .6%             .4%            --
       Bad Debt                                                                (.9%)            .6%            .3%
       Other                                                                  (1.3%)            --             .3%
-------------------------------------------------------------------------------------------------------------------
              Effective Income Tax Rate                                       33.0%           40.3%          37.8%
-------------------------------------------------------------------------------------------------------------------


NOTE 4:  COMMON STOCK

The Company has 7,500,000 authorized shares of common stock, no par value. A summary of the changes in the common stock accounts for the period January 1, 1998 through December 31, 2000, appears below:

                                                                            Issuance
(Thousands of dollars except share amounts)                      Shares       Amount        Expense          Total
-------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998 (restated)                           4,828,207      $45,520       $(1,349)        $44,171

   Stock Split - fractional shares                                (587)           --           (36)           (36)
   Stock and equivalents issued through
       Performance Stock Program                                  7,281          211             --            211
    Stock issued to Employee Savings 401(k) Match Plan            1,955           69             --             69
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998 (restated)                         4,836,856       45,800        (1,385)         44,415

   Stock and equivalents issued through
       Performance Stock Program                                 10,175          251             --            251
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999 (restated)                         4,847,031       46,051        (1,385)         44,666

   Stock and equivalents issued through
       Performance Stock Program                                  5,636          227             --            227
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000 (1)                                4,852,667      $46,278       $(1,385)        $44,893
-------------------------------------------------------------------------------------------------------------------

         (1) Includes 5,221 restricted and 16,398 common stock equivalent shares issued through the Performance Stock Program.


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The Company's Shareholder Rights Plan was authorized by the Board of Directors on August 12, 1998. Pursuant to the Plan, the Board authorized a dividend distribution of one Right to purchase one one-hundredth of a share of Series A Junior Participating Preference Stock of the Company for each outstanding share of the Company's common stock. The distribution was effected October 11, 1998.

Upon the terms of the Shareholder Rights Plan, each Right will entitle shareholders to buy one one-hundredth of a share of Series A Junior Participating Preference Stock at a purchase price of $90, and the Rights will expire October 11, 2008. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender or exchange offer for 15% or more of the Company's common stock. The Board will be entitled to redeem the Rights at $0.01 per Right at any time before such acquisition occurs and upon certain conditions after such a position has been acquired.

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

NOTE 5:  ANALYSIS OF RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 1998 through December 31, 2000, appears below:

(Thousands of dollars)                                    2000     1999     1998
--------------------------------------------------------------------------------
Balance at Beginning of Year (restated)                $17,910  $15,959  $14,200
Income Before Preferred Dividends                        7,963    7,527    7,197
--------------------------------------------------------------------------------
                                                        25,873   23,486   21,397
--------------------------------------------------------------------------------
Dividends Declared:
   Cumulative Preferred, Series A, $.80 Per Share           12       12       12
   Cumulative Preferred, Series $.90, $.90 Per Share        26       26       26

   Common Stock:
       2000 $1.20 Per Share                              5,822       --       --
       1999 $1.15 Per Share                                 --    5,538       --
       1998 $1.12 Per Share                                 --       --    5,400
--------------------------------------------------------------------------------
                                                         5,860    5,576    5,438
--------------------------------------------------------------------------------
Balance at End of Year                                 $20,013  $17,910  $15,959
--------------------------------------------------------------------------------

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 6:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments.

CASH - The carrying amount approximates fair value.

LONG-TERM DEBT - The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company. As of December 31, 2000 and 1999, the estimated fair value of the Company's long-term debt was $62,588,000 and $57,324,000, respectively, as compared to the carrying amounts of $64,658,000 and $65,399,000, respectively.

The fair values shown above have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments" and do not purport to represent the amounts at which those obligations would be settled.

NOTE 7:  LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following:

(Thousands of dollars)                                                                       2000           1999
-------------------------------------------------------------------------------------------------------------------
The Connecticut Water Company
 First Mortgage Bonds:

   5.875%         Series R, Due 2022                                                       $14,670         $14,800
   6.65%          Series S, Due 2020                                                         8,000           8,000
   5.75%          Series T, Due 2028                                                         5,000           5,000
   5.3%           Series U, Due 2028                                                         4,550           4,550
   6.94%          Series V, Due 2029                                                        12,050          12,050
-------------------------------------------------------------------------------------------------------------------
                                                                                            44,270          44,400

Unsecured Water Facilities Revenue Refinancing Bonds

   5.05%          1998 Series A, Due 2028                                                    9,770          10,000
   5.125%         1998 Series B, Due 2028                                                    7,830           8,000
-------------------------------------------------------------------------------------------------------------------
                                                                                            17,600          18,000

 Other

   5.5%           Unsecured Promissory Note, Due 2002                                           71             103
-------------------------------------------------------------------------------------------------------------------
   Total Connecticut Water Company                                                          61,941          62,503



Crystal Water Utilities Corporation

   8.0%           Cargill Bank (formerly New London Trust), Due 2017                           130            133
-------------------------------------------------------------------------------------------------------------------


Crystal Water Company of Danielson

   7.82%          Connecticut Development Authority, Due 2020                                  507             518
   8.0%           Cargill Bank (formerly New London Trust), Due 2011                         2,170           2,298
-------------------------------------------------------------------------------------------------------------------
   Total Crystal                                                                             2,677           2,816


Chester Realty

   6%             Note Payable, Due 2006                                                       115             141
-------------------------------------------------------------------------------------------------------------------

   Total Connecticut Water Service, Inc.                                                    64,863          65,593

           Less Current Portion                                                               (205)           (194)
-------------------------------------------------------------------------------------------------------------------

                 Total Long-Term Debt                                                      $64,658         $65,399
-------------------------------------------------------------------------------------------------------------------

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Principal payments required for years 2001 - 2005 are as follows:

(Thousands of dollars)

 2001  -   $205
 2002  -   $215
 2003  -   $214
 2004  -   $221
 2005  -   $251

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

The call price of the Series R bonds will reduce annually until the year 2003, when the call price becomes 100%. Series R bonds are callable for redemption at 101.5% from September 1, 2000 through August 31, 2001, then at 101.0% from September 1, 2001 through August 31, 2002.

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

The Crystal Water Company of Danielson's loan with Cargill Bank (formerly New London Trust), with a final maturity date of February 2011; contains a prepayment premium of 1% of the outstanding balance during the fifth year (February 2001) through and including the seventh year (February 2003) of the Loan.

NOTE 8:  PREFERRED STOCK

The Company's Preferred Stock at December 31, consisted of the following:

(Thousands of dollars)                                                                         2000           1999
-------------------------------------------------------------------------------------------------------------------
Cumulative Series A Voting, $20 Par Value; Authorized Issued and
   Outstanding 15,000 Shares                                                                   $300           $300

Cumulative Series $.90 Non-Voting, $16 Par Value; Authorized 50,000
   Shares, Issued and Outstanding 29,499 Shares                                                 472            472
-------------------------------------------------------------------------------------------------------------------
       Total                                                                                   $772           $772
-------------------------------------------------------------------------------------------------------------------


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

The Company is also authorized to issue 1,000,000 shares of $1 par value Preference Stock, junior to the Company's existing Preferred Stock in rights to dividends and upon liquidation of the Company. 150,000 of such shares have been designated as "Series A Junior Participating Preference Stock". Pursuant to the Shareholder Rights Plan, described in Note 4, the Company keeps reserved and available for issuance one one-hundredth of a share of Series A Junior Participating Preference Stock for each outstanding share of the Company's common stock.


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 9:  BANK LINES OF CREDIT

The Company has a total of $9,000,000 in lines of credit provided by two banks. The available lines of credit as of December 31, 2000 was $7,850,000. Bank commitment fees were approximately $24,750, $25,000, and $19,000 in 2000, 1999, and 1998 respectively, on the lines of credit.

At December 31, 2000 and 1999, the weighted average interest rates on short-term borrowings outstanding were 6.97% and 6.81%, respectively.

NOTE 10:  UTILITY PLANT AND CONSTRUCTION PROGRAM

The components of utility plant and equipment at December 31, are as follows:

(Thousands of dollars)                                  2000              1999
--------------------------------------------------------------------------------
Source of Supply                                    $ 21,210          $ 20,805
Pumping                                               17,318            16,922
Water Treatment                                       43,574            42,864
Transmission and Distribution                        150,043           144,417
General (including intangible)                        15,017            14,505
Held for Future Use                                      481               609
--------------------------------------------------------------------------------
     Total                                          $247,643          $240,122
--------------------------------------------------------------------------------


The amounts of depreciable utility plant at December 31, 2000 and 1999 included in total utility plant were $227,680,000 and $219,530,000, respectively.

Our water companies are engaged in continuous construction programs. Estimated annual capital expenditures, net of amounts financed by customer advances and contributions in aid of construction, are expected to be approximately $8,000,000 during 2001, $8,250,000 during 2002, and $8,500,000 in 2003. During the period 2004 to 2005, construction expenditures for routine improvements to the water distribution system are expected to be approximately $5,000,000 each year.

NOTE 11:  TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

(Thousands of dollars)                      2000           1999           1998
--------------------------------------------------------------------------------
Municipal Property Taxes                   $3,860         $3,644         $3,525
Payroll Taxes                                 548            543            555
--------------------------------------------------------------------------------
         Total                             $4,408         $4,187         $4,080
--------------------------------------------------------------------------------

NOTE 12:  PENSION AND OTHER POST-RETIREMENT EMPLOYEE BENEFITS

GENERAL - As of December 31, 2000 Connecticut Water Company had 159 employees, Gallup 5, Crystal 7, and Connecticut Water Emergency Services 1 employee for a total of 172 employees. The Company's officers are employees of Connecticut Water Company. Employee expenses are charged between companies as appropriate. Connecticut Water Company has a post-retirement benefit plan including pension and post-retirement medical, dental, and life insurance. Crystal has a pension plan, whereas at December 31, 2000, Gallup and Connecticut Water Emergency Services did not have any post-retirement benefits plans. During 2000 the administration of Connecticut Water's and Crystal's plans were combined. Pension benefits were approved for Gallup employees in 2000, effective January 1, 2001.

CONNECTICUT WATER:

PENSION - Connecticut Water Company has a trusteed, non-contributory defined benefit retirement plan (the Pension Plan) which covers all employees who have completed one year of service. Benefits under the Pension Plan are based on credited years of service and "average earnings", as defined in the Pension Plan. Connecticut Water's policy is to fund accrued pension costs as permitted by Federal income tax regulations. No funding was made for 2000 and 1999.


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

POST-RETIREMENT BENEFITS OTHER THAN PENSION (PBOP) - In addition to providing pension benefits, Connecticut Water provides certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust that has been approved by the DPUC. Substantially all of Connecticut Water's employees may become eligible for these benefits if they retire on or after age 55 with 10 years of service. The contributions for calendar years 2000, 1999, and 1998, were $473,000 for each year.

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

CONNECTICUT WATER:

                                                                              PENSION BENEFITS                 OTHER BENEFITS
(Thousands of dollars)                                                     2000            1999            2000            1999
------------------------------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation

Benefit obligation, beginning of year                                    $ 12,616        $ 12,557        $  3,863        $  3,866
Service Cost                                                                  478             504             141             173
Interest Cost                                                                 995             908             283             268
Actuarial loss/(gain)                                                       1,750            (624)             39            (154)
Benefits paid                                                                (697)           (729)           (289)           (290)
------------------------------------------------------------------------------------------------------------------------------------
Benefit obligation, end of year                                          $ 15,142        $ 12,616        $  4,037        $  3,863
------------------------------------------------------------------------------------------------------------------------------------
Change in Plan Assets

Fair Value, beginning of year                                            $ 18,603        $ 16,915        $  2,459        $  2,057
Actual return on plan assets                                                  393           2,417            (134)            181
Employer contribution                                                          --              --             473             473
Participant's contributions                                                   N/A             N/A              36              38
Benefits paid                                                                (697)           (729)           (289)           (290)
------------------------------------------------------------------------------------------------------------------------------------
Fair Value, end of year                                                  $ 18,299        $ 18,603        $  2,545        $  2,459
------------------------------------------------------------------------------------------------------------------------------------
Funded Status                                                            $  3,157        $  5,987        $ (1,492)       $ (1,404)
Unrecognized net actuarial gain                                            (5,793)         (7,917)         (1,440)         (1,823)
Unrecognized transition obligation                                            (32)            (65)          1,979           2,144
Unrecognized prior service cost                                               888             186             N/A             N/A
------------------------------------------------------------------------------------------------------------------------------------
Accrued Cost                                                             $ (1,780)       $ (1,809)       $   (953)       $ (1,083)
------------------------------------------------------------------------------------------------------------------------------------
Weighted-average assumptions as of December 31:

         Discount rate                                                        7.5%            7.5%            7.5%            7.5%
         Expected return on plan assets                                       9.0%            8.0%            5.4%            5.0%
         Rate of compensation increase                                        4.5%            4.5%            N/A             N/A


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                                                PENSION BENEFITS                          OTHER BENEFITS

(THOUSANDS OF DOLLARS)                                  2000          1999          1998          2000          1999          1998
------------------------------------------------      -------       -------       -------       -------       -------       -------
Components of net periodic benefit costs
Service cost                                          $   478       $   504       $   393       $   141       $   173       $   152
Interest cost                                             995           908           872           283           268           262
Expected return on plan assets                         (1,242)       (1,093)         (928)         (110)          (94)          (63)

Amortization of:
    Unrecognized Net Transition Asset                     (32)          (32)          (32)          165           165           165
    Unrecognized net (Gain) Loss                         (260)         (121)         (118)         (135)         (106)         (113)
    Unrecognized Prior Service Cost                        32            32            32            --            --            --
FAS 88 Early Retirement Costs                              --            --            --            --            --            --
------------------------------------------------      -------       -------       -------       -------       -------       -------
Net Periodic Pension Costs (Income)                   $   (29)      $   198       $   219       $   344       $   406       $   403
------------------------------------------------      -------       -------       -------       -------       -------       -------



In determining the 1999 and 2000 accumulated post-retirement benefit obligation, health care cost trends of 5.5% were assumed for all future years.

Assumed health care costs trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                      1-PERCENTAGE-POINT             1-PERCENTAGE-POINT
 (Thousands of dollars)                                                    INCREASE                       DECREASE
-----------------------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components                     $   64                         $  (61)
Effect on post-retirement benefit obligation                                $  496                         $ (462)
-----------------------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN - Connecticut Water provides additional pension benefits to senior management through a supplemental executive retirement plan. At December 31, 2000 the actuarial present value of the projected benefit obligation was $628,000. Expense associated with this plan was $102,000 for 2000, $76,000 for 1999, and $99,000 for 1998.

SAVINGS PLAN - The Connecticut Water Company maintains an employee savings plan which allows participants to contribute from 1% to 15% of pre-tax compensation. The Company matches 50 cents for each dollar contributed by the employee up to 4% of the employees' compensation. The contribution charged to expense in 2000, 1999 and 1998 was $139,000, $127,000, and $85,000, respectively.

Effective for 1999 the Plan was modified to create the possibility for an "incentive bonus" contribution to the 401(k) plan tied to the attainment of a specific goal or goals to be identified each year starting in 1999. If the specific goal or goals are attained by the end of the year, all employees, except officers and certain key employees, will receive up to an additional 1% of their annual base salary as a direct contribution to their 401(k) account. In 1999 the goal was not met and therefore no incentive contribution was made. An incentive bonus of .6% of base pay, or $37,000, was awarded in 2000.


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CRYSTAL WATER:

PENSION - Crystal has a defined benefit pension plan covering employees who have completed six months of service and who have attained the age of 20 1/2. Accrued pension costs and required contributions to the plan are actuarially calculated annually taking into account the employees' service to date and their expected future earnings. The following tables set forth the plan's funded status as of December 31, 2000 and 1999 and the net pension cost for 2000, 1999, and 1998 of $60,000, ($150,000), and $14,000 respectively.

(Thousands of dollars)                              2000        1999
--------------------------------------------------------------------------------
Actuarial present value of benefit obligations     $ 605       $ 576
Projected benefit obligation for salary increase     372         313
--------------------------------------------------------------------------------
Projected benefit obligation                         977         889
Plan assets at fair value                            918         764
--------------------------------------------------------------------------------
Unfunded (overfunding) projected benefits             59         125
Unrecognized gain / (loss)                           246         243
Unrecognized prior service cost                     (319)       (334)
Unrecognized transition obligation                   (25)        (27)
--------------------------------------------------------------------------------
 Accrued (Prepaid) Pension Costs                   $ (39)      $   7
--------------------------------------------------------------------------------
Weighted-average assumptions as of December 31:

         Discount rate                               7.5%        7.5%
         Expected return on plan assets              9.0%        8.0%
         Rate of compensation increase               4.5%        4.5%
--------------------------------------------------------------------------------

Crystal Water:

(Thousands of dollars)                              2000        1999       1998
--------------------------------------------------------------------------------
Service costs                                      $  50       $  48      $  49
Interest cost of benefit obligation                   65         110         73
Return on assets                                     (64)       (117)       (96)
Amortization of unrecognized (gain) / loss            (9)        (23)       (15)
Amortization of prior service cost                    16          15          1
Amortization of transition asset                       2           2          2
Settlement (gain)/loss                                --        (185)        --
--------------------------------------------------------------------------------
         Net pension (income) cost                 $  60       $(150)     $  14
--------------------------------------------------------------------------------



NOTE 13: STOCK BASED COMPENSATION PLANS

INCENTIVE OPTIONS -

In 1999 the Company's shareholders approved an amendment to its Performance Stock Program to permit the issuance of stock options to officers and key employees. The Company accounts for the plan under APB Opinion No. 25, under which no compensation cost has been recognized in the Consolidated Statements of Income. On a pro forma basis, the Company's net income and earnings per share would have been the following amounts had compensation cost for the plan been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation FAS 123." Under FAS 123, the Company would have been required to value such options and record such amounts in the financial statements as compensation expense.

(In thousands of dollars, except per share data)           2000            1999
Net income:
         As reported                                       $7,925        $7,489
         Pro forma                                         $7,779        $7,376

Earnings Per Share:
         As reported                                       $ 1.63        $ 1.55
         Pro forma                                         $ 1.60        $ 1.52


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

For purposes of this calculation, the Company arrived at the fair value of each stock grant at the date of grant by using the Black Scholes Option Pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2000 and 1999.

                                                        2000           1999
                                                       ------         ------
Expected life (years)                                       8              8
Interest rate (percentage)                               5.12           6.45
Volatility (percentage)                                 27.19          25.89
Dividend yield                                            3.9            3.7


Options begin to become exercisable one year from the date of grant.

                                         Number of      Number of      Exercise
                                          Options        Options       Price Per
                                        Exercisable      Granted         Share
Balance at January 1, 1999                     --             --          N/A
         Granted  April 23, 1999           15,031         75,150       $ 22.25
         Granted  December 8, 1999         10,511         52,573       $ 33.50
                                           ------        -------

Balance at December 31, 1999               25,542        127,723
         Granted December 6, 2000             --          29,761       $30.625
                                           ------        -------
Balance at December 31, 2000               25,542        157,484
                                           ------        -------       -------

No options were terminated or exercised in 2000 and 1999.

The per share weighted average fair value for stock options granted during 2000 and 1999 were $7.49 and $7.36, respectively.

PERFORMANCE STOCK PROGRAM - Under the Company's Performance Stock Program, restricted shares of Common Stock may be awarded annually to officers and key employees. To the extent that the goals established by the Compensation Committee have been attained, the restrictions on the stock are removed. Amounts charged to expense pursuant to this plan were $227,000, $216,000, and $170,000, for 2000, 1999, and 1998, respectively.

NOTE 14: SEGMENT REPORTING

Our Company operates principally in three segments: water activities, real estate sales and services/rentals. The water segment is comprised of our core regulated water activities to supply water to our customers. Our real estate sales segment involves the selling off of our limited excess real estate holdings. Our services and rentals segment is comprised of providing services on a contract basis and leasing certain of our properties to others. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies. Financial data for reportable segments is as follows:


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                                                                        Interest
                                                                                         Expense
                                                                                           and
                                                                                        Preferred
                                                              Other                     Dividend
                                                            Operating   Other Income     (net of    Income      Net
(In thousands)                   Revenues    Depreciation    Expenses   (Deductions)      AFUDC)     Taxes     Income
------------------------------- ----------- --------------- ----------- -------------- ------------ --------- ---------
Year ended
       December 31, 2000

Water Activities                   $41,512          $4,500     $21,459           $161       $4,128    $4,402    $7,184
Real Estate Transactions               144              --         230             --           --     (620)       534
Services/Rentals                     2,320              13       1,945             --           23       132       207
------------------------------- ----------- --------------- ----------- -------------- ------------ --------- ---------

      Total                        $43,976          $4,513     $23,634           $161       $4,151    $3,914    $7,925
------------------------------- ----------- --------------- ----------- -------------- ------------ --------- ---------
Year ended
       December 31, 1999

Water Activities                   $42,624          $4,390     $21,999            $65       $4,084    $4,943    $7,273
Real Estate Transactions               447              --         286             --           --        64        97
Services/Rentals                     1,902              32       1,657             --           26        68       119
------------------------------- ----------- --------------- ----------- -------------- ------------ --------- ---------

      Total                        $44,973          $4,422     $23,942            $65       $4,110    $5,075    $7,489
------------------------------- ----------- --------------- ----------- -------------- ------------ --------- ---------
Year ended
       December 31, 1998

Water Activities                   $40,303          $4,133     $21,321           $110       $4,168    $4,089    $6,702
Real Estate Transactions               710              --         235             --           --       190       285
Services/Rentals                     1,331              33       1,023             --           --       103       172
------------------------------- ----------- --------------- ----------- -------------- ------------ --------- ---------

      Total                        $42,344          $4,166     $22,579           $110       $4,168    $4,382    $7,159
------------------------------- ----------- --------------- ----------- -------------- ------------ --------- ---------

                                                                                                At December 31,
                                                                                                (in thousands)
                                                                                             2000           1999
                                                                                         -----------     ----------
Total Plant and Other Investments
Water                                                                                      $189,181       $183,310
Non-water                                                                                       776            784
                                                                                         -----------     ----------

                                                                                            189,957        184,094
                                                                                         -----------     ----------

Other Assets

Water                                                                                        24,474         24,535
Non-water                                                                                       968          2,402
                                                                                         -----------     ----------
                                                                                             25,442         26,936
                                                                                         -----------     ----------

Total Assets                                                                               $215,399       $211,030
                                                                                         -----------     ----------


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 15:  SUBSEQUENT EVENTS (UNAUDITED)

BARNSTABLE ACQUISITION - In February 2001 we completed the acquisition of the Barnstable Holding Company. We exchanged 216,656 shares of our common stock for all outstanding shares of Barnstable's common stock. The transaction was valued at approximately $6,500,000 based on the market value of our common stock on February 23, 2001. Barnstable is the parent company of a regulated water utility company, Barnstable Water Company located in Barnstable, Massachusetts serving approximately 7,200 customers. In addition, Barnstable Holding Company owns BARLACO, a real estate company which owns approximately 100 acres of residential and commercial land in Hyannis and Barnstable, Massachusetts. This merger will be accounted for as "pooling-of-interests."

LAND DONATION, JANUARY 2001 - On January 18, 2001 we donated 135 acres of undeveloped land to the Town of Middlebury, Connecticut for open space purposes. This donation will reduce our 2001 federal and state income tax expense by approximately $1,100,000.

POTENTIAL FUTURE LAND DONATIONS, 2002 - 2004 - On January 31, 2001 we signed an agreement to donate to the Town of Killingly, Connecticut approximately 340 acres of unimproved land for protected open space purposes. This agreement must receive town and state regulatory approvals before the land can be transferred. The proposed land donation would be broken down into three different parcels with one of the parcels being donated each year 2002 through 2004. Under current tax law, these donations in total would result in reduced federal and state income taxes of approximately $2,000,000, if approved and completed as proposed.

NOTE 16:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2000 and 1999 appears below:

(In thousands except for per share data)

                                                                                         Net Income           Basic Earnings Per
                                                                 Utility               Applicable to               Average
                                  Operating Revenues        Operating Income            Common Stock             Common Share
                                  2000         1999         2000         1999         2000         1999        2000        1999
                               ----------  -----------  -----------  -----------  -----------  -----------  ----------  ----------
First Quarter                    $ 9,728      $ 9,450      $ 2,447      $ 2,414       $1,532       $1,514       $0.32       $0.31
Second Quarter                    10,213       10,233        2,772        2,765        1,849        1,823        0.38        0.38
Third Quarter                     11,532       12,892        3,645        3,763        2,677        2,727        0.55        0.56
Fourth Quarter                    10,039       10,049        2,295        2,285        1,867        1,425        0.38        0.30
                               ----------  -----------  -----------  -----------  -----------  -----------  ----------  ----------
     Year                        $41,512      $42,624      $11,159      $11,227       $7,925       $7,489       $1.63       $1.55
                               ----------  -----------  -----------  -----------  -----------  -----------  ----------  ----------


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

EXHIBIT

NUMBER                              DESCRIPTION

3.1 Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2 By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999. (Exhibit 3.2 to Form 10-K for the year ended 12/31/99).

3.3 Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

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

4.8 Loan Agreement dated as of March 9, 1998 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.8 to Form 10-K for the year ended 12/21/98).

4.9 Loan Agreement dated as of April 19, 1990 between the Connecticut Development Authority and The Crystal Water Company of Danielson. (Exhibit 4.9 to Form 10.K for the year ended 12/31/99).

4.10 Loan Agreement dated as of February 9, 1996 between New London Trust, F.S.B. and The Crystal Water Company of Danielson. (Exhibit 4.10 to Form 10-K for the year ended 12/31/99).

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

10.3 Directors Deferred Compensation Plan, effective as of January 1, 1980, as amended as of March 20, 1981. (Exhibit 10.3 to Registration Statement No. 2-74938)

10.4 The Connecticut Water Company Deferred Compensation Agreement dated December 1, 1984. (Exhibit 10.4 to Form 10-K for the year ended December 31, 1984)

10.5 The Connecticut Water Company Amended and Restated Deferred Compensation Agreement dated May 14, 1999. (Exhibit 10.5 to Form 10-K for the year ended 12/31/99).

         a.       Marshall T. Chiaraluce

         b.       David C. Benoit

         c.       James R. McQueen

         d.       Kenneth W. Kells

10.6 The Connecticut Water Company Supplemental Executive Retirement Agreement with William C. Stewart. (Exhibit 10.6a to Form 10-K for year ended December 31, 1991)

10.7.1 The Connecticut Water Company Supplemental Executive Retirement Agreement with Marshall T. Chiaraluce. (Exhibit 10.6b to Form 10-K for year ended December 31, 1991)

10.7.2 The Connecticut Water Company Amended Supplemental Executive Retirement Agreement with Marshall T. Chiaraluce dated August 1, 1999. (Exhibit
         10.7.2 to Form 10-K for the year ended 12/31/99).

10.7.3* The Connecticut Water Company Supplemental Executive Retirement Agreement with Michele G. Diacri dated February 28, 2000.

10.8.1 The Connecticut Water Company Supplemental Executive Retirement Agreement - standard form for other officers. (Exhibit 10.6c to Form 10-K for year ended December 31, 1991)

10.8.2 The Connecticut Water Company Amended Supplemental Executive Retirement Agreement - standard form for other officers, dated August 1, 1999. (Exhibit 10.8.2 to Form 10-K for the year ended 12/31/99).

10.9 The Connecticut Water Company Employment Agreements with Officers, amended and restated as of November 18, 1999. (Exhibit 10.9 to Form 10-K for the year ended 12/31/99).

         a)       Marshall T. Chiaraluce

         b)       Michele G. DiAcri

         c)       James R. McQueen

         d)       David C. Benoit

         e)       Peter J. Bancroft

         f)       Maureen P. Westbrook

         g)       Terrance P. O'Neill

10.10 Employment and Consulting Agreement between Richard L. Mercier and Gallup Water Service, Inc. dated April 15, 1999. (Exhibit 10.10 to Form 10-K for the year ended 12/31/99).

10.11 Employment and Consulting Agreement between Roger Engle and Crystal Water Company of Danielson dated September 29, 1999. (Exhibit 10.11 to Form 10-K for the year ended 12/31/99).

10.12 Savings Plan of The Connecticut Water Company, amended and restated effective as of January 1, 1999. (Exhibit 10.10 to Form 10-K for the year ended 12/31/98).

10.12.1* Savings Plan of The Connecticut Water Company, amended and restated effective as of October 1, 2000.

10.13 The Connecticut Water Company Employees' Retirement Plan as amended and restated as of January 1, 1997. (Exhibit 10.11 to Form 10-K for the year ended 12/31/98).

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

----------


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

         Signature                                                     Title                              Date
/s/   Marshall T. Chiaraluce                           Director, President Chairman                 March 12, 2001
-----------------------------------------              of the Board, and Chief
Marshall T. Chiaraluce                                 Executive Officer
(Principal Executive Officer)

/s/ David C. Benoit                                    Vice President - Finance,                    March 12, 2001
-----------------------------------------              Chief Financial Officer and
David C. Benoit                                        Treasurer
(Principal Financial and Accounting Officer)

/s/  Harold E. Bigler, Jr.                           Director                                       March 12, 2001
------------------------------------------
Harold E. Bigler, Jr.


/s/  Roger Engle                                     Director                                       March 13, 2001
------------------------------------------
Roger Engle

/s/  Mary Ann Hanley                                 Director                                       March 15, 2001
------------------------------------------
Mary Ann Hanley

/s/  Marcia Hincks                                   Director                                       March 13, 2001
------------------------------------------
Marcia Hincks

/s/  Ronald D. Lengyel                               Director                                       March 12, 2001
------------------------------------------
Ronald D. Lengyel

/s/  Robert F. Neal                                  Director                                       March 10, 2001
------------------------------------------
Robert F. Neal

/s/  Arthur C. Reeds                                 Director                                       March 12, 2001
------------------------------------------
Arthur C. Reeds

/s/  Lisa J. Thibdaue                                Director                                       March 12, 2001
------------------------------------------
Lisa J. Thidbaue


/s/  Donald B. Wilbur                                Director                                       March 12, 2001
------------------------------------------
Donald B. Wilbur

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

We have audited, in accordance with accounting principles generally accepted in the United States, the financial statements of Connecticut Water Service, Inc. included in this Form 10-K, and have issued our report thereon dated February 9, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index to consolidated financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Hartford, Connecticut
February 9, 2001

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                   BALANCE        ADDITIONS         DEDUCTIONS        BALANCE
                                  BEGINNING       CHARGED TO            FROM          END OF
DESCRIPTION                        OF YEAR          INCOME          RESERVES (1)       YEAR
-----------                       ---------       ----------        ------------      -------
Allowance for Uncollectible
  Accounts
  Year Ended December 31, 2000      $455             $216              $  474           $197
                                    ====             ====              ======           ====

  Year Ended December 31, 1999      $315             $171              $   31           $455
                                    ====             ====              ======           ====

  Year Ended December 31, 1998      $147             $162              $  (6)           $315
                                    ====             ====              ======           ====


(1) Amounts charged off as uncollectible after deducting recoveries.

                                    EXHIBITS

                          TO ANNUAL REPORT ON FORM 10-K

                                  FOR THE YEAR

                             ENDED DECEMBER 31, 2000


                       24.1 Consent of Arthur Andersen LLP