Form 10-Q
period 2001-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2001-05-14
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001 OR


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.         Yes    X      No
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


                                    5,072,439
          Number of shares of common stock outstanding, March 31, 2001

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                Financial Report
                             March 31, 2001 and 2000



                                TABLE OF CONTENTS

PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 2001
   and December 31, 2000                                                                         Page 3

Consolidated Statements of Capitalization at
   March 31, 2001 and December 31, 2000                                                          Page 4

Consolidated Statements of Income for the Three Months
   Ended March 31, 2001 and 2000                                                                 Page 5

Consolidated Statements of Income for the Twelve Months
   Ended March 31, 2001 and 2000                                                                 Page 6

Consolidated Statements of Retained Earnings for the
 Three and Twelve Months Ended March 31, 2001 and 2000                                           Page 7

Consolidated Statements of Cash Flows for Three Months
   Ended March 31, 2001 and 2000                                                                 Page 8

Notes to Consolidated Financial Statements                                                       Page 9

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                                  Page 10

PART II, ITEM 1:  Submission of Matters to a Vote
   of Security Holders                                                                           Page 11

Signatures Page                                                                                  Page 13



Note: The financial statements have been restated to reflect the acquisitions of Barnstable Holding Company and Pugliese Construction Co. d.b.a. Howie's Water as explained in Footnote 2 of the Notes to Consolidated Financial Statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     AT MARCH 31, 2001 AND DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                     MARCH 31,       DEC. 31,
                                                                       2001           2000
ASSETS                                                              (UNAUDITED)     (RESTATED)
                                                                     ---------      ---------

  Utility Plant                                                      $ 260,479      $ 257,634
  Construction Work in Progress                                          6,376          8,359
  Utility Plant Acquisition Adjustments                                 (1,256)        (1,256)
                                                                     ---------      ---------
                                                                       265,599        264,737
  Accumulated Provision for Depreciation                               (72,847)       (71,568)
                                                                     ---------      ---------
    Net Utility Plant                                                  192,752        193,169
                                                                     ---------      ---------

Other Property and Investments                                           3,096          3,039
                                                                     ---------      ---------

  Cash                                                                     650            314
  Accounts Receivable (Less Allowance, 2001 - $215; 2000 - $218)         4,908          4,831
  Accrued Unbilled Revenues                                              3,129          3,229
  Materials and Supplies, at Average Cost                                  828            795
  Prepayments and Other Current Assets                                   1,096            122
                                                                     ---------      ---------
    Total Current Assets                                                10,611          9,291
                                                                     ---------      ---------

  Unamortized Debt Issuance Expense                                      5,474          5,530
  Unrecovered Income Taxes                                               9,062          9,040
  Postretirement Benefits Other Than Pension                               953            953
  Other Costs                                                            1,354          1,524
                                                                     ---------      ---------
    Total Deferred Charges and Regulatory Assets                        16,843         17,047
                                                                     ---------      ---------

      TOTAL ASSETS                                                   $ 223,302      $ 222,546
                                                                     =========      =========

CAPITALIZATION AND LIABILITIES

  Common Stockholders' Equity                                        $  68,153      $  67,110
  Preferred Stock                                                          847            847
  Minority Interest                                                         --            117
  Long-Term Debt                                                        66,058         66,283
                                                                     ---------      ---------
    Total Capitalization                                               135,058        134,357
                                                                     ---------      ---------

  Current Portion of Long Term Debt                                        305            280
  Interim Bank Loans Payable                                             3,535          1,800
  Accounts Payable, Accrued Taxes and Accrued Interest                   4,294          7,436
  Other                                                                     54            101
                                                                     ---------      ---------
    Total Current Liabilities                                            8,188          9,617
                                                                     ---------      ---------

  Advances for Construction                                             17,124         17,062
  Contributions in Aid of Construction                                  28,248         27,009
  Deferred Federal Income Taxes                                         18,415         18,165
  Unfunded Future Income Taxes                                           8,546          8,546
  Long-term Compensation Arrangements                                    5,706          5,758
  Unamortized Investment Tax Credits                                     2,017          2,032
  Commitments and Contingencies
                                                                     ---------      ---------
    Total Long-Term Liabilities                                         80,056         78,572
                                                                     ---------      ---------

      TOTAL CAPITALIZATION AND LIABILITIES                           $ 223,302      $ 222,546
                                                                     =========      =========


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                     At March 31, 2001 and December 31, 2000
                        (In thousands, except share data)

                                                                               MARCH 31,       DEC. 31,
                                                                                 2001            2000
                                                                              (UNAUDITED)     (RESTATED)
                                                                               ---------      ---------
Common Stockholders' Equity
  Common Stock Without Par Value Authorized - 7,500,000 Shares;                $  46,569      $  46,350
    Shares Issued and Outstanding: 2001 - 5,072,439; 2000 - 5,069,324
    Stock Issuance Expense                                                        (1,385)        (1,385)
    Retained Earnings                                                             22,969         22,145
                                                                               ---------      ---------
        Total Common Stockholders' Equity                                         68,153         67,110
                                                                               ---------      ---------

Preferred Stock
  Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                      300            300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share           472            472
                                                                               ---------      ---------
         Total Preferred Stock of Connecticut Water Service, Inc.                    772            772
                                                                               ---------      ---------

  Cumulative Preferred Stock of Barnstable Water Company
    Voting, $100 Par Value; Authorized, Issued and Outstanding
      750 shares.  Redeemable at $105 per share                                       75             75
                                                                               ---------      ---------
         Total Preferred Stock                                                       847            847
                                                                               ---------      ---------

Minority Interest                                                                     --            117
                                                                               ---------      ---------

Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      5 7/8% Series R, due 2022                                                   14,670         14,670
      6.65%  Series S, due 2020                                                    8,000          8,000
      5 3/4% Series T, due 2028                                                    5,000          5,000
      5.3%   Series U, due 2028                                                    4,550          4,550
      6.94%  Series V, due 2029                                                   12,050         12,050
                                                                               ---------      ---------
                                                                                  44,270         44,270

    Unsecured Water Facilities Revenue Refinancing Bonds
      5.05%   1998 Series A, due 2028                                              9,745          9,770
      5.125% 1998 Series B, due 2028                                               7,780          7,830
    Other
      5.5% Unsecured Promissory Note                                                  59             71
                                                                               ---------      ---------
            Total Connecticut Water Company                                       61,854         61,941

  Crystal Water Utilities Corporation
      8.0% New London Trust, Due 2017                                                129            130
                                                                               ---------      ---------

  Crystal Water Company of Danielson
     7.82% Connecticut Development Authority, Due 2020                               504            507
     8.0% New London Trust, Due 2011                                               2,136          2,170
                                                                               ---------      ---------
     Total Crystal                                                                 2,640          2,677
                                                                               ---------      ---------

  Chester Realty
     6% Note Payable, Due 2006                                                       115            115
                                                                               ---------      ---------

  Barnstable Water Company
     10.2% Indianapolis Life Insurance Co., Due 2011                               1,625          1,700
                                                                               ---------      ---------

           Total Connecticut Water Service, Inc.                                  66,363         66,563
                                                                               ---------      ---------
           Less Current Portion                                                      305            280
                                                                               ---------      ---------
           Total Long-Term Debt                                                   66,058         66,283
                                                                               ---------      ---------

          TOTAL CAPITALIZATION                                                 $ 135,058      $ 134,357
                                                                               =========      =========


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2001 and 2000
                    (In thousands, except per share amounts)

                                                                        2000
                                                           2001      (UNAUDITED
                                                        (UNAUDITED)  AND RESTATED)
                                                        -----------  ------------


Operating Revenues                                       $ 10,228      $ 10,225
                                                         --------      --------

Operating Expenses
  Operation and Maintenance                                 4,440         4,431
  Depreciation                                              1,225         1,185
  Income Taxes                                                861           922
  Taxes Other Than Income Taxes                             1,237         1,138
                                                         --------      --------
       Total Operating Expenses                             7,763         7,676
                                                         --------      --------

Utility Operating Income                                    2,465         2,549
                                                         --------      --------

Other Income (Deductions), Net of Taxes
  Gain on Property Transactions                             1,117            20
  Non-Water Sales Earnings                                     64            61
  Allowance for Funds Used During Construction                 99           100
  Merger Costs                                               (320)          (61)
  Other                                                        23            34
                                                         --------      --------
       Total Other Income (Deductions), Net of Taxes          983           154
                                                         --------      --------

Interest and Debt Expense
  Interest on Long-Term Debt                                1,028         1,020
  Other Interest Charges                                       80            76
  Amortization of Debt Expense                                 56            56
                                                         --------      --------
       Total Interest and Debt Expense                      1,164         1,152
                                                         --------      --------

Net Income Before Preferred Dividends                       2,284         1,551
Preferred Stock Dividend Requirement                            9             9
                                                         --------      --------
Net Income Applicable to Common Stock                    $  2,275      $  1,542
                                                         ========      ========

Weighted Average Common Shares Outstanding:
   Basic                                                    5,073         5,070
   Diluted                                                  5,093         5,090

Earnings Per Common Share:
   Basic                                                 $   0.45      $   0.30
   Diluted                                               $   0.45      $   0.30

Dividends Per Common Share                               $   0.29      $   0.29


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE TWELVE MONTHS ENDED MARCH 31, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         2000
                                                           2001       (UNAUDITED
                                                        (UNAUDITED)  AND RESTATED)
                                                         ---------   ------------


Operating Revenues                                       $ 44,000      $ 45,436
                                                         --------      --------

Operating Expenses
  Operation and Maintenance                                18,457        19,026
  Depreciation                                              4,788         4,608
  Income Taxes                                              4,518         5,412
  Taxes Other Than Income Taxes                             4,757         4,428
                                                         --------      --------
       Total Operating Expenses                            32,520        33,474
                                                         --------      --------

Utility Operating Income                                   11,480        11,962
                                                         --------      --------

Other Income (Deductions), Net of Taxes
  Gain on Property Transactions                             1,629           114
  Non-Water Sales Earnings                                    268           175
  Allowance for Funds Used During Construction                415           422
  Merger Costs                                               (549)         (326)
  Other                                                       179           165
                                                         --------      --------
       Total Other Income (Deductions), Net of Taxes        1,942           550
                                                         --------      --------

Interest and Debt Expense
  Interest on Long-Term Debt                                4,107         4,083
  Other Interest Charges                                      464           392
  Amortization of Debt Expense                                222           248
                                                         --------      --------
       Total Interest and Debt Expense                      4,793         4,723
                                                         --------      --------

Net Income Before Preferred Dividends                       8,629         7,789
Preferred Stock Dividend Requirement                           38            38
                                                         --------      --------
Net Income Applicable to Common Stock                    $  8,591      $  7,751
                                                         ========      ========

Weighted Average Common Shares Outstanding:
   Basic                                                    5,070         5,065
   Diluted                                                  5,089         5,081

Earnings Per Common Share:
   Basic                                                 $   1.69      $   1.53
   Diluted                                               $   1.69      $   1.53

Dividends Per Common Share                               $   1.16      $   1.15


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
               For the Three Months Ended March 31, 2001 and 2000
                    (In thousands, except per share amounts)



                                                                              2000
                                                                  2001     (UNAUDITED
                                                               (UNAUDITED) AND RESTATED)
                                                               ----------  ------------


Balance at Beginning of Period                                   $22,145     $20,177
Net Income Before Preferred Dividends of Parent                    2,284       1,551
                                                                 -------     -------
                                                                  24,429      21,728
                                                                 -------     -------

Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share                     3           3
     Cumulative Preferred, Series $.90, $.225 per share                6           6
     Common Stock - 2001 $.29 per share; 2000 $.29 per share       1,451       1,469
                                                                 -------     -------
                                                                   1,460       1,478
                                                                 -------     -------

Balance at End of Period                                         $22,969     $20,250
                                                                 =======     =======



                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
               For the Twelve Months Ended March 31, 2001 and 2000
                    (In thousands, except per share amounts)


                                                                                2000
                                                                    2001     (UNAUDITED
                                                                 (UNAUDITED) AND RESTATED)
                                                                 ----------- ------------


Balance at Beginning of Period                                     $20,250     $18,326
Net Income Before Preferred Dividends of Parent                      8,629       7,789
                                                                   -------     -------
                                                                    28,879      26,115
                                                                   -------     -------

Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share                      12          12
     Cumulative Preferred, Series $.90, $.90 per share                  26          26
     Common Stock - 2001 $1.16 per share; 2000 $1.15 per share       5,872       5,827
                                                                   -------     -------
                                                                     5,910       5,865
                                                                   -------     -------

Balance at End of Period                                           $22,969     $20,250
                                                                   =======     =======


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
                                 (In thousands)

                                                                                                  2000
                                                                                     2001      (UNAUDITED
                                                                                  (UNAUDITED)  AND RESTATED)
                                                                                  ----------   ------------
Operating Activities:
  Net Income Before Preferred Dividends of Parent                                   $ 2,284      $ 1,551
                                                                                    -------      -------

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $43 in 2001, $37 in 2000 charged to other accounts)       1,268        1,222
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues           23          566
      (Increase) Decrease in Other Current Assets                                    (1,007)      (1,007)
      (Increase) Decrease in Other Non-Current Items                                     95           56
      Increase (Decrease) in Accounts Payable, Accrued Expenses and
        Other Current Liabilities                                                    (3,189)      (1,894)
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net                                                     235          251
                                                                                    -------      -------
          Total Adjustments                                                          (2,575)        (806)
                                                                                    -------      -------

          Net Cash Provided by (Used for) Operating Activities                         (291)         745
                                                                                    -------      -------

Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $99 in 2001 and $100 in 2000)                          (862)        (323)
                                                                                    -------      -------

Financing Activities:
  Proceeds from Interim Bank Loans                                                    3,535        4,051
  Repayment of Interim Bank Loans                                                    (1,800)      (3,061)
  Proceeds from Issuance of Common Stock                                                219           11
  Minority Interest                                                                    (117)          --
  Repayment of Long-Term Debt                                                          (200)         (68)
  Advances, Contributions and Funds From Others for Construction, Net                 1,312          135
  Cash Dividends Paid                                                                (1,460)      (1,478)
                                                                                    -------      -------
          Net Cash Provided by (Used in) Financing Activities                         1,489         (410)
                                                                                    -------      -------

Net Increase (Decrease) in Cash                                                         336           12
Cash at Beginning of Year                                                               314        1,127
                                                                                    -------      -------

Cash at End of Period                                                               $   650      $ 1,139
                                                                                    =======      =======

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                           $ 1,217      $ 1,074
    State and Federal Income Taxes                                                  $    60      $   243


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report or Form 10-K.

         The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

2. During the fourth quarter of 2000 and the first quarter of 2001 Connecticut Water acquired two companies, the acquisitions of which have been accounted for as pooling-of-interests. Accordingly, Connecticut Water's financial statements have been restated to include the results of the acquired companies for all periods presented.

         In November 2000, Connecticut Water issued 8,237 shares of its common stock in exchange for all outstanding common stock of Pugliese Construction, Co., d.b.a. Howie's Water Company. The acquired company was renamed Connecticut Water Emergency Services, Inc., at the time of the merger.

         In February 2001, Barnstable Holding Company was merged into Connecticut Water Service, Inc. Prior to this merger, the minority interests of Barnstable Water Company and BARLACO were acquired by Barnstable Holding Company. To complete the merger, all of the outstanding common stock of Barnstable Holding Company was exchanged for 216,656 shares of Connecticut Water Service common stock. The transaction was valued at approximately $6,500,000, based on the market value of Connecticut Water Service common stock on February 23, 2001. As part of this merger, Connecticut Water Service became the guarantor of a Barnstable Water Company note payable to the Indianapolis Life Insurance Company in the amount of $1,700,000.

3. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed on the following page:

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES


                                                         3 Months Ended                         12 Months Ended
                                                   -------------------------       ------------------------------------------
                                                     3/31/01        3/31/00         3/31/01         3/31/00        12/31/00
                                                   ----------      ----------      ----------      ----------      ----------
Common Shares Outstanding:
         January 1, 2000                                   --              --              --              --       5,063,687
         April 1, 2000 & 1999
            respectively                                   --                       5,068,861       5,063,317              --
         January 1, 2001 & 2000
            respectively                            5,069,323       5,063,687              --              --              --
Common Shares Issued:
         To CSE - June 15, 1999                            --              --              --             139              --
         To CSE - September 15, 1999                       --              --              --             125              --
         To CSE - December 15, 1999                        --              --              --             106              --
         To PSP- January 13, 2000                          --          10,099              --          10,099          10,099
         To CSE - February 17, 2000                        --          (5,070)             --          (5,070)         (5,070)
         To CSE - March 15, 2000                           --             145              --             145             145
         To CSE - June 15, 2000                            --              --             165              --             165
         To CSE - September 15, 2000                       --              --             142              --             142
         To CSE - December 15, 2000                        --              --             155              --             156
         To PSP - January 13, 2001                      5,738              --           5,738              --              --
         To PSP - February 17, 2001                    (2,810)             --          (2,810)             --              --
         To CSE - March 15, 2001                          188              --             188              --              --
                                                   ----------      ----------      ----------      ----------       ---------
Common Shares Outstanding:
         March 31, 2001 & 2000
           respectively                             5,072,439       5,068,861       5,072,439       5,068,861
                                                   ==========      ==========      ==========      ==========
         December 31, 2000                                                                                          5,069,324
                                                                                                                   ==========
Weighted Average Common Shares Outstanding:
         Days outstanding basis
              Basic                                 5,072,989       5,070,030       5,070,018       5,065,104       5,069,291
                                                   ==========      ==========      ==========      ==========      ==========
              Fully Diluted                         5,093,086       5,089,517       5,089,060       5,081,421       5,088,180
                                                   ==========      ==========      ==========      ==========      ==========

PSP   =  Performance Stock Program
CSE   = Common Stock Equivalents


PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CORPORATE RESOURCES

         The Company has a total of $10,000,000 in lines of credit. Two banks provide the Parent with $9,000,000 in lines of credit, one bank provides one of the subsidiary companies with an additional $1,000,000 line of credit. Availability under the lines of credit as of March 31, 2001 was $6,465,000.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES


RESULT OF OPERATIONS

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended March 31, 2001 increased from that of March 31, 2000 by $733,000, or $.15 per average common share. The increase in net income was primarily due to the $829,000 increase in Other Income (Deductions). The largest contributing factor to the Company's increase in Other Income (Deductions) was the $1,097,000 increase in the Gain on Property Transactions. The increase resulted from the after tax benefits of the donation of 134 acres to the Town of Middlebury in January 2001. Total income tax expense (benefit) related to Other Income (Deductions) for the three month period ending March 31, 2001 and March 31, 2000 were ($1,223,000) and $47,000, respectively. The Gain on Property Transactions was partially offset by the $259,000 increase in Merger Costs related to the February 23, 2001 acquisition of Barnstable Holding Company.

         Utility operating income for the three months ended March 31, 2001 decreased from that of March 31, 2000 by $84,000. This decrease in utility operating income is primarily due to increased municipal taxes and depreciation resulting from the Company's increased investment in utility plant.

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

PART II, ITEM 1:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 20, 2001, at its annual meeting, the stockholders of Connecticut Water Service, Inc. elected the following directors for, a three year term until 2004:


                                                                      Number of Common Shares Cast
                                                        ---------------------------------------------------------
                                                                                                     Abstentions
                                                        Affirmative             Negative            and Non-Votes
                                                        -----------             --------            -------------
Marshall T. Chiaraluce                                   4,103,403                 0                    32,614
Marcia L. Hincks                                         4,097,531                 0                    38,486
Robert F. Neal                                           4,097,241                 0                    38,776
Arthur C. Reeds                                          4,098,299                 0                    37,718

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

On April 20, 2001, at its annual meeting, the stockholders of Connecticut Water Service, Inc. elected the following directors for, a one year term until 2002:


                                                                      Number of Common Shares Cast
                                                        ---------------------------------------------------------
                                                                                                     Abstentions
                                                        Affirmative             Negative            and Non-Votes
                                                        -----------             --------            -------------
David A. Lentini                                         4,098,442                 0                    37,575


         Preferred Series A stockholders cast 2,237 affirmative votes for each of the Directors listed above. There were no abstentions for any of the Directors listed above.

         Directors whose term of office continue until 2002 are Harold E. Bigler, Mary Ann Hanley, and Ronald D. Lengyel.

         Directors whose term of office continue until 2003 are Roger Engle, Lisa Thibdaue and Donald B. Wilbur.

         The other matter voted on at the annual meeting was the appointment of Arthur Andersen LLP as independent auditor.


                                                                          Number of Shares Cast
                                                        ---------------------------------------------------------
                                                                                                      Abstentions
Arthur Andersen LLP                                      Affirmative            Negative            and Non-Votes
-------------------                                      -----------            --------            -------------
Common Stock                                             4,062,568               39,322                 34,128
Preferred Series A Stock                                   2,237                   0                      0

                                 SIGNATURES PAGE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Connecticut Water Service, Inc.
                                                      (Registrant)


Date:    May 10, 2001                        By        /s/   David C. Benoit
                                                       ---------------------

                                             David C. Benoit
                                             Vice President - Finance


Date:    May 10, 2001                        By:      /s/   Peter J. Bancroft
                                                      -----------------------

                                             Peter J. Bancroft
                                             Assistant Treasurer