Form 10-Q
period 2001-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2001-08-13
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2001

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

                                    5,072,598
           Number of shares of common stock outstanding, June 30, 2001

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                Financial Report
                             June 30, 2001 and 2000



                                TABLE OF CONTENTS

PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2001
   and December 31, 2000                                        Page 3

Consolidated Statements of Capitalization at
   June 30, 2001 and December 31, 2000                          Page 4

Consolidated Statements of Income for Three Months
   Ended June 30, 2001 and 2000                                 Page 5

Consolidated Statements of Income for Six Months
   Ended June 30, 2001 and 2000                                 Page 6

Consolidated Statements of Income for Twelve Months
   Ended June 30, 2001 and 2000                                 Page 7

Consolidated Statements of Retained Earnings for Three
   Months Ended June 30, 2001 and 2000                          Page 8

Consolidated Statements of Retained Earnings for Six
   Months Ended June 30, 2001 and 2000                          Page 8

Consolidated Statements of Retained Earnings for Twelve
  Months Ended June 30, 2001 and 2000                           Page 8

Consolidated Statements of Cash Flows for Six Months
   Ended June 30, 2001 and 2000                                 Page 9

Notes to Consolidated Financial Statements                      Page 10-11

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                 Page 11-13

Signature Page                                                  Page 14

                                                                          Page 3
                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 2001 AND DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                         DEC. 31,
                                                                       JUNE 30,           2000
                                                                         2001          (UNAUDITED
                                                                      (UNAUDITED)      AND RESTATED)
                                                                      -----------      ------------
ASSETS
Utility Plant
  Utility Plant                                                        $ 261,796        $ 257,634
  Construction Work in Progress                                            6,960            8,359
  Utility Plant Acquisition Adjustments                                   (1,256)          (1,256)
                                                                       ---------        ---------
                                                                         267,500          264,737
  Accumulated Provision for Depreciation                                 (74,163)         (71,568)
                                                                       ---------        ---------
    Net Utility Plant                                                    193,337          193,169
                                                                       ---------        ---------

Other Property and Investments                                             3,133            3,039
                                                                       ---------        ---------

Current Assets
  Cash                                                                       792              314
  Accounts Receivable (Less Allowance, 2001 - $251; 2000 - $218)           4,992            4,831
  Accrued Unbilled Revenues                                                3,414            3,229
  Materials and Supplies, at Average Cost                                    872              795
  Prepayments and Other Current Assets                                       203              122
                                                                       ---------        ---------
    Total Current Assets                                                  10,273            9,291
                                                                       ---------        ---------

Deferred Charges and Regulatory Assets
  Unamortized Debt Issuance Expense                                        5,418            5,530
  Unrecovered Income Taxes                                                 9,083            9,040
  Postretirement Benefits Other Than Pension                                 953              953
  Other Costs                                                              1,509            1,524
                                                                       ---------        ---------
    Total Deferred Charges and Regulatory Assets                          16,963           17,047
                                                                       ---------        ---------

      TOTAL ASSETS                                                     $ 223,706        $ 222,546
                                                                       =========        =========

CAPITALIZATION AND LIABILITIES

Capitalization (See accompanying statements)
  Common Stockholders' Equity                                          $  68,625        $  67,110
  Preferred Stock                                                            847              847
  Minority Interest                                                           --              117
  Long-Term Debt                                                          65,993           66,283
                                                                       ---------        ---------
    Total Capitalization                                                 135,465          134,357
                                                                       ---------        ---------

Current Liabilities
  Current Portion of Long Term Debt                                          305              280
  Interim Bank Loans Payable                                               2,798            1,800
  Accounts Payable, Accrued Taxes and Accrued Interest                     3,954            7,436
  Other                                                                      256              101
                                                                       ---------        ---------
    Total Current Liabilities                                              7,313            9,617
                                                                       ---------        ---------

Long-Term Liabilities
  Advances for Construction                                               17,627           17,062
  Contributions in Aid of Construction                                    28,320           27,009
  Deferred Federal Income Taxes                                           18,666           18,165
  Unfunded Future Income Taxes                                             8,546            8,546
  Long-term Compensation Arrangements                                      5,768            5,758
  Unamortized Investment Tax Credits                                       2,001            2,032
  Commitments and Contingencies
                                                                       ---------        ---------
    Total Long-Term Liabilities                                           80,928           78,572
                                                                       ---------        ---------

      TOTAL CAPITALIZATION AND LIABILITIES                             $ 223,706        $ 222,546
                                                                       =========        =========


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                     At June 30, 2001 and December 31, 2000
                      (In thousands, except share amounts)

                                                                                                       DEC. 31,
                                                                                   JUNE 30,              2000
                                                                                     2001             (UNAUDITED
                                                                                  (UNAUDITED)        AND RESTATED)
                                                                                 ------------        ------------
Common Stockholders' Equity
  Common Stock Without Par Value Authorized - 7,500,000 Shares;                  $     48,909        $     48,617
    Shares Issued and Outstanding: 2001 - 5,072,598; 2000 - 5,069,324
    Stock Issuance Expense                                                             (1,385)             (1,385)
    Retained Earnings                                                                  21,101              19,878
                                                                                 ------------        ------------
        Total Common Stockholders' Equity                                              68,625              67,110
                                                                                 ------------        ------------

Preferred Stock
  Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                           300                 300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share                472                 472
                                                                                 ------------        ------------
         Total Preferred Stock of Connecticut Water Service, Inc.                         772                 772
                                                                                 ------------        ------------

  Cumulative Preferred Stock of Barnstable Water Company
    Voting, $100 Par Value; Authorized, Issued and Outstanding
      750 shares.  Redeemable at $105 per share                                            75                  75
                                                                                 ------------        ------------
         Total Preferred Stock                                                            847                 847
                                                                                 ------------        ------------

Minority Interest                                                                          --                 117
                                                                                 ------------        ------------

Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      5.875% Series R, due 2022                                                        14,670              14,670
      6.65% Series S, due 2020                                                          8,000               8,000
      5.75% Series T, due 2028                                                          5,000               5,000
      5.3% Series U, due 2028                                                           4,550               4,550
      6.94% Series V, due 2029                                                         12,050              12,050
                                                                                 ------------        ------------
                                                                                       44,270              44,270

    Unsecured Water Facilities Revenue Refinancing Bonds
      5.05% 1998 Series A, due 2028                                                     9,745               9,770
      5.125% 1998 Series B, due 2028                                                    7,770               7,830
    Other
      5.5% Unsecured Promissory Note                                                       51                  71
                                                                                 ------------        ------------
            Total Connecticut Water Company                                            61,836              61,941
                                                                                 ------------        ------------

  Crystal Water Utilities Corporation
      8.0% New London Trust, Due 2017                                                     128                 130
                                                                                 ------------        ------------

  Crystal Water Company of Danielson
     7.82% Connecticut Development Authority, Due 2020                                    501                 507
     8.0% New London Trust, Due 2011                                                    2,102               2,170
                                                                                 ------------        ------------
     Total Crystal                                                                      2,603               2,677
                                                                                 ------------        ------------

  Chester Realty
     6% Note Payable, Due 2006                                                            106                 115
                                                                                 ------------        ------------

  Barnstable Water Company
     10.2% Indianapolis Life Insurance Co., Due 2011                                    1,625               1,700
                                                                                 ------------        ------------

           Total Connecticut Water Service, Inc.                                       66,298              66,563
                                                                                 ------------        ------------
           Less Current Portion                                                           305                 280
                                                                                 ------------        ------------
           Total Long-Term Debt                                                        65,993              66,283
                                                                                 ------------        ------------

          TOTAL CAPITALIZATION                                                   $    135,465        $    134,357
                                                                                 ============        ============


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   2000
                                                               2001             (UNAUDITED
                                                            (UNAUDITED)        AND RESTATED)
                                                           ------------        ------------
Operating Revenues                                         $     10,974        $     10,834
                                                           ------------        ------------

Operating Expenses
  Operation and Maintenance                                       4,652               4,558
  Depreciation                                                    1,233               1,182
  Income Taxes                                                    1,351               1,150
  Taxes Other Than Income Taxes                                     887               1,077
                                                           ------------        ------------
       Total Operating Expenses                                   8,123               7,967
                                                           ------------        ------------

Utility Operating Income                                          2,851               2,867
                                                           ------------        ------------

Other Income (Deductions), Net of Taxes
  Gain (Loss) on Property Transactions                               (7)                 39
  Non-Water Sales Earnings                                          106                  75
  Allowance for Funds Used During Construction                       99                 103
  Merger Costs                                                      (31)                (38)
  Other                                                              76                  44
                                                           ------------        ------------
       Total Other Income (Deductions), Net of Taxes                243                 223
                                                           ------------        ------------

Interest and Debt Expense
  Interest on Long-Term Debt                                      1,002               1,027
  Other Interest Charges                                            112                 121
  Amortization of Debt Expense                                       56                  56
                                                           ------------        ------------
       Total Interest and Debt Expense                            1,170               1,204
                                                           ------------        ------------

Net Income Before Preferred Dividends                             1,924               1,886
Preferred Stock Dividend Requirement                                 10                  10
                                                           ------------        ------------
Net Income Applicable to Common Stock                      $      1,914        $      1,876
                                                           ============        ============

Weighted Average Common Shares Outstanding:
   Basic                                                          5,072               5,069
   Diluted                                                        5,106               5,084

Earnings Per Common Share:
   Basic                                                   $       0.38        $       0.37
   Diluted                                                 $       0.37        $       0.37

Dividends Per Common Share                                 $       0.30        $       0.29


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   2000
                                                               2001             (UNAUDITED
                                                            (UNAUDITED)        AND RESTATED)
                                                           ------------        ------------
Operating Revenues                                         $     21,202        $     21,059
                                                           ------------        ------------

Operating Expenses
  Operation and Maintenance                                       9,092               8,989
  Depreciation                                                    2,458               2,367
  Income Taxes                                                    2,212               2,072
  Taxes Other Than Income Taxes                                   2,124               2,215
                                                           ------------        ------------
       Total Operating Expenses                                  15,886              15,643
                                                           ------------        ------------

Utility Operating Income                                          5,316               5,416
                                                           ------------        ------------

Other Income (Deductions), Net of Taxes
  Gain (Loss) on Property Transactions                            1,110                  59
  Non-Water Sales Earnings                                          170                 136
  Allowance for Funds Used During Construction                      198                 203
  Merger Costs                                                     (351)                (99)
  Other                                                              99                  78
                                                           ------------        ------------
       Total Other Income (Deductions), Net of Taxes              1,226                 377
                                                           ------------        ------------

Interest and Debt Expense
  Interest on Long-Term Debt                                      2,030               2,047
  Other Interest Charges                                            192                 197
  Amortization of Debt Expense                                      112                 112
                                                           ------------        ------------
       Total Interest and Debt Expense                            2,334               2,356
                                                           ------------        ------------

Net Income Before Preferred Dividends                             4,208               3,437
Preferred Stock Dividend Requirement                                 19                  19
                                                           ------------        ------------
Net Income Applicable to Common Stock                      $      4,189        $      3,418
                                                           ============        ============

Weighted Average Common Shares Outstanding:
   Basic                                                          5,073               5,069
   Diluted                                                        5,099               5,087

Earnings Per Common Share:
   Basic                                                   $       0.83        $       0.67
   Diluted                                                 $       0.82        $       0.67

Dividends Per Common Share                                 $       0.59        $       0.58


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE TWELVE MONTHS ENDED JUNE 30, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   2000
                                                               2001             (UNAUDITED
                                                            (UNAUDITED)        AND RESTATED)
                                                           ------------        ------------
Operating Revenues                                         $     44,140        $     45,401
                                                           ------------        ------------

Operating Expenses
  Operation and Maintenance                                      18,483              19,184
  Depreciation                                                    4,809               4,679
  Income Taxes                                                    4,719               5,333
  Taxes Other Than Income Taxes                                   4,567               4,447
                                                           ------------        ------------
       Total Operating Expenses                                  32,578              33,643
                                                           ------------        ------------

Utility Operating Income                                         11,562              11,758
                                                           ------------        ------------

Other Income (Deductions), Net of Taxes
  Gain (Loss) on Property Transactions                            1,583                 130
  Non-Water Sales Earnings                                          277                 162
  Allowance for Funds Used During Construction                      411                 414
  Merger Costs                                                     (640)               (149)
  Other                                                             257                 199
                                                           ------------        ------------
       Total Other Income (Deductions), Net of Taxes              1,888                 756
                                                           ------------        ------------

Interest and Debt Expense
  Interest on Long-Term Debt                                      4,083               4,088
  Other Interest Charges                                            478                 429
  Amortization of Debt Expense                                      222                 223
                                                           ------------        ------------
       Total Interest and Debt Expense                            4,783               4,740
                                                           ------------        ------------

Net Income Before Preferred Dividends                             8,667               7,774
Preferred Stock Dividend Requirement                                 38                  38
                                                           ------------        ------------
Net Income Applicable to Common Stock                      $      8,629        $      7,736
                                                           ============        ============

Weighted Average Common Shares Outstanding:
   Basic                                                          5,071               5,066
   Diluted                                                        5,094               5,085

Earnings Per Common Share:
   Basic                                                   $       1.70        $       1.53
   Diluted                                                 $       1.69        $       1.52

Dividends Per Common Share                                 $       1.18        $       1.17


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          2000
                                                                        2001           (UNAUDITED
                                                                    (UNAUDITED)       AND RESTATED)
                                                                   ------------       ------------
Balance at Beginning of Period                                     $     20,703       $     18,003
Net Income Before Preferred Dividends of Parent                           1,924              1,886
                                                                   ------------       ------------
                                                                         22,627             19,889
                                                                   ------------       ------------

Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share                            3                  3
     Cumulative Preferred, Series $.90, $.225 per share                       7                  7
     Common Stock - 2001 $.30 per share; 2000 $.29 per share              1,516              1,468
                                                                   ------------       ------------
                                                                          1,526              1,478
                                                                   ------------       ------------

Balance at End of Period                                           $     21,101       $     18,411
                                                                   ============       ============


                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          2000
                                                                        2001           (UNAUDITED
                                                                    (UNAUDITED)       AND RESTATED)
                                                                   ------------       ------------
Balance at Beginning of Period                                     $     19,878       $     17,910
Net Income Before Preferred Dividends of Parent                           4,208              3,437
                                                                   ------------       ------------
                                                                         24,086             21,347
                                                                   ------------       ------------

Dividends Declared:
     Cumulative Preferred, Class A, $.40 per share                            6                  6
     Cumulative Preferred, Series $.90, $.45 per share                       13                 13
     Common Stock - 2001 $.59 per share; 2000 $.58 per share              2,966              2,917
                                                                   ------------       ------------
                                                                          2,985              2,936
                                                                   ------------       ------------

Balance at End of Period                                           $     21,101       $     18,411
                                                                   ============       ============


               FOR THE TWELVE MONTHS ENDED JUNE 30, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            2000
                                                                         2001            (UNAUDITED
                                                                      (UNAUDITED)       AND RESTATED)
                                                                     ------------       ------------
Balance at Beginning of Period                                       $     18,411       $     16,532
Net Income Before Preferred Dividends of Parent                             8,667              7,774
                                                                     ------------       ------------
                                                                           27,078             24,306
                                                                     ------------       ------------

Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share                             12                 12
     Cumulative Preferred, Series $.90, $.90 per share                         26                 26
     Common Stock - 2001 $1.18 per share; 2000 $1.17 per share              5,939              5,857
                                                                     ------------       ------------
                                                                            5,977              5,895
                                                                     ------------       ------------

Balance at End of Period                                             $     21,101       $     18,411
                                                                     ============       ============


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                                                               2000
                                                                                           2001             (UNAUDITED
                                                                                        (UNAUDITED)        AND RESTATED)
                                                                                       ------------        ------------
Operating Activities:
  Net Income Before Preferred Dividends of Parent                                      $      4,208        $      3,437
                                                                                       ------------        ------------

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $100 in 2001, $75 in 2000 charged to other accounts)              2,575               2,442
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues                 (346)               (223)
      (Increase) Decrease in Other Current Assets                                              (158)                 43
      (Increase) Decrease in Other Non-Current Items                                             --                  43
      Increase (Decrease) in Accounts Payable, Accrued Expenses and
        Other Current Liabilities                                                            (3,327)             (2,318)
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net                                                             470                 506
                                                                                       ------------        ------------
          Total Adjustments                                                                    (786)                493
                                                                                       ------------        ------------

          Net Cash Provided by (Used for) Operating Activities                                3,422               3,930
                                                                                       ------------        ------------

Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $198 in 2001 and $203 in 2000)                               (2,766)             (2,582)
                                                                                       ------------        ------------

Financing Activities:
  Proceeds from Interim Bank Loans                                                            2,798               3,081
  Repayment of Interim Bank Loans                                                            (1,800)             (3,061)
  Proceeds from Issuance of Common Stock                                                        292                  42
  Minority Interest                                                                            (117)                (11)
  Repayment of Long-Term Debt                                                                  (265)               (364)
  Advances, Contributions and Funds From Others for Construction, Net                         1,899                 933
  Cash Dividends Paid                                                                        (2,985)             (2,936)
                                                                                       ------------        ------------
          Net Cash Provided by (Used in) Financing Activities                                  (178)             (2,316)
                                                                                       ------------        ------------

Net Increase (Decrease) in Cash                                                                 478                (968)
Cash at Beginning of Year                                                                       314               1,127
                                                                                       ------------        ------------

Cash at End of Period                                                                  $        792        $        159
                                                                                       ============        ============

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                              $      2,206        $      2,047
    State and Federal Income Taxes                                                     $      1,760        $      2,167


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

         The results for interim periods are not necessarily indicative of results to be expected for the year since consolidated earnings are subject to seasonal factors.

2. On May 30, 2001 the Connecticut Department of Pubic Utility Control (DPUC) approved the Company's subsidiary, The Crystal Water Company's request to donate approximately 340 acres of land to the Town of Killingly, Connecticut over a three year period starting in 2002. The land to be donated has a total fair market value of $2,995,000. Primarily as a result of Connecticut tax legislation granting tax credits for the donation of land for open space purposes, these donations will result in an after tax gain of approximately $1,500,000. The Company expects that the donations will be made in three phases, one in each of the calendar years of 2002, 2003 and 2004.

         On July 25, 2001 the DPUC approved approximately 10 acres of land to be donated the Town of Avon, Connecticut. The land has a fair market value of $225,000. Primarily as a result of Connecticut tax legislation granting tax credits for the donation of land for open space purposes, the donation will result in an after tax gain of approximately $150,000. The Company expects that the donation will be made in the calendar year 2002.

3. In June 2001, the FASB issued SFAS No. 141 "Business Combinations" which eliminates the pooling-of-interests method of accounting and requires the use of the purchase method for future business combinations. Also in June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" requiring that certain goodwill and other intangible assets acquired after June 30, 2001 not be amortized effective January 1, 2002 subject to a fair value-based test.

         These new accounting standards will not have a material effect on the Company's financial position or results of operations.

4. On August 6, 2001 at a Special Meeting of its shareholders, the Company's shareholders approved the amendment to the Company's Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock to 15,000,000 from 7,500,000 shares.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES


5. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below:


                                                         3 Months Ended                            12 Months Ended
                                                   6/30/01           6/30/00          6/30/01           6/30/00          12/31/00
                                                  ----------       ----------       ----------        ----------        ----------
Common Shares Outstanding:
         January 1, 2000                                  --               --               --                --         5,063,687
         July 1, 2000 & 1999
            respectively                                  --               --        5,069,026         5,063,456                --
         April 1, 2001 & 2000
            respectively                           5,072,439        5,068,861               --                --                --
Common Shares Issued:
         To CSE - September 15, 1999                      --               --               --               125                --
         To CSE - December 15, 1999                       --               --               --               106                --
         To PSP - January 13, 2000                        --               --               --            10,099            10,099
         To CSE - February 17, 2000                       --               --               --            (5,070)           (5,070)
         To CSE - March 15, 2000                          --               --               --               145               145
         To CSE - June 15, 2000                           --              165               --               165               165
         To CSE - September 15, 2000                      --               --              142                --               142
         To CSE - December 15, 2000                       --               --              155                --               156
         To PSP - January 13, 2001                        --               --            5,738                --                --
         To PSP - February 17, 2001                       --               --           (2,810)               --                --
         To CSE - March 15, 2001                          --               --              188                --                --
         To CSE - June 15, 2001                          159               --              159                --                --
                                                  ----------       ----------       ----------        ----------        ----------
Common Shares Outstanding:
         June 30, 2001 & 2000
           respectively                            5,072,598        5,069,026        5,072,598         5,069,026
                                                  ==========       ==========       ==========        ==========
         December 31, 2000                                                                                               5,069,324
                                                                                                                        ==========
Weighted Average Common Shares Outstanding:
         Days outstanding basis
               Basic                               5,072,467        5,068,890        5,070,910         5,066,483         5,069,291
                                                  ==========       ==========       ==========        ==========        ==========
               Fully Diluted                       5,106,077        5,083,929        5,093,716         5,085,652         5,088,180
                                                  ==========       ==========       ==========        ==========        ==========

PSP   =  Performance Stock Program

CSE   = Common Stock Equivalents



PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

LIQUIDITY AND CORPORATE RESOURCES

         The Company has a total of $9,000,000 in lines of credit provided by two banks. As of June 30, 2001 approximately $6,200,000 of these lines were unused and available to the Company.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended June 30, 2001 increased from that of June 30, 2000 by $38,000, or $.01 per basic average common share. The increase in net income resulted from $20,000 higher net other income (deductions), a $34,000 decrease in interest and debt expense and a $16,000 decrease in utility operating income.

         The increase in net other income (deductions) was partially due to an increase in profits from the Company's Linebacker (SM) service line maintenance program related to increased customer enrollment.

         The decrease in utility operating income was primarily due to the following:

         -        a 2% increase in operation and maintenance expense

         - increased depreciation expense due to the Company's increased investment in utility plant

         - increased income tax expense partially due to book/tax timing adjustments partially offset by

         - increased operating revenues partially due to over 1,000 new customers added to the Company's water systems during the past 12 months

         - a reduction in taxes other than income taxes resulting from property tax rebatements

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the six months ended June 30, 2001 increased from that of June 30, 2000 by $771,000 or $.16 per basic average common share. The increased income resulted from $849,000 higher net other income (deductions), a $22,000 decrease in interest and debt expense and a $100,000 decrease in utility operating income.

         The major reasons for the higher net other income (deductions) were:

         - a $1,051,000 increase in net gains on property transactions resulting primarily from tax benefits the Company received for its January 2001 donation of 134 acres of land to the Town of Middlebury, Connecticut

         - a $34,000, or 25% increase in net non-water sales earnings partially due to increased customer participation in its Linebacker (SM) service line maintenance program partially offset by

         - a $252,000 increase in merger costs related to the Company's acquisition of Barnstable Holding Company which was consummated in February 2001.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES


         The major causes of the lower utility operating income were:

         - a 1.1% increase in operation and maintenance expense partially due to higher treatment and utility costs

         - a 3.8% increase in depreciation expense due to the Company's increased investment in utility plant

         - a 6.7% increase in income tax expense primarily due to book/tax timing adjustments partially offset by

         - a .7% increase in operating revenues partially due to over 1,000 new customers added to Company's water systems during the past 12 months

         - a 4.1% reduction in taxes other than income taxes resulting from property tax rebatements.


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

                                               Connecticut Water Service, Inc.
                                                        (Registrant)



Date:    August 8, 2001               By       /s/ David C. Benoit

                                                  David C. Benoit
                                               Vice President - Finance




Date:    August 8, 2001               By:      /s/ Peter J. Bancroft

                                                Peter J. Bancroft
                                               Assistant Treasurer