Form 10-Q
period 2001-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 2001-11-14
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001

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

                                    7,635,057
        Number of shares of common stock outstanding, September 30, 2001

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                Financial Report
                           September 30, 2001 and 2000

                                TABLE OF CONTENTS

PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at September 30, 2001
   and December 31, 2000                                           Page 3

Consolidated Statements of Capitalization at
   September 30, 2001 and December 31, 2000                        Page 4

Consolidated Statements of Income for Three Months
   Ended September 30, 2001 and 2000                               Page 5

Consolidated Statements of Income for Nine Months
   Ended September 30, 2001 and 2000                               Page 6

Consolidated Statements of Income for Twelve Months
   Ended September 30, 2001 and 2000                               Page 7

Consolidated Statements of Retained Earnings for Three,
   Six and Nine Months Ended September 30, 2001 and 2000           Page 8

Consolidated Statements of Cash Flows for Nine Months
   Ended September 30, 2001 and 2000                               Page 9

Notes to Consolidated Financial Statements                         Page 10-11

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                    Page 11-13

Signature Page                                                     Page 14

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                               DEC. 31,
                                                                         SEPTEMBER 30,          2000
                                                                              2001           (UNAUDITED
                                                                          (UNAUDITED)       AND RESTATED)
                                                                         -------------      -------------
ASSETS

Utility Plant
  Utility Plant                                                           $ 263,440           $ 257,634
  Construction Work in Progress                                               8,550               8,359
  Utility Plant Acquisition Adjustments                                      (1,256)             (1,256)
                                                                          ---------           ---------
                                                                            270,734             264,737
  Accumulated Provision for Depreciation                                    (75,300)            (71,568)
                                                                          ---------           ---------
    Net Utility Plant                                                       195,434             193,169
                                                                          ---------           ---------

Other Property and Investments                                                3,140               3,039
                                                                          ---------           ---------
Current Assets
  Cash                                                                        1,548                 314
  Accounts Receivable (Less Allowance, 2001 - $259; 2000 - $218)              6,141               4,831
  Accrued Unbilled Revenues                                                   3,759               3,229
  Materials and Supplies, at Average Cost                                       833                 795
  Prepayments and Other Current Assets                                          962                 122
                                                                          ---------           ---------
    Total Current Assets                                                     13,243               9,291
                                                                          ---------           ---------
Deferred Charges and Regulatory Assets
  Unamortized Debt Issuance Expense                                           5,363               5,530
  Unrecovered Income Taxes                                                    9,104               9,040
  Postretirement Benefits Other Than Pension                                    949                 953
  Other Costs                                                                 1,428               1,524
                                                                          ---------           ---------
    Total Deferred Charges and Regulatory Assets                             16,844              17,047
                                                                          ---------           ---------

      TOTAL ASSETS                                                        $ 228,661           $ 222,546
                                                                          =========           =========

CAPITALIZATION AND LIABILITIES

Capitalization (See accompanying statements)
  Common Stockholders' Equity                                             $  70,695           $  67,110
  Preferred Stock                                                               847                 847
  Minority Interest                                                              --                 117
  Long-Term Debt                                                             65,931              66,283
                                                                          ---------           ---------
    Total Capitalization                                                    137,473             134,357
                                                                          ---------           ---------
Current Liabilities
  Current Portion of Long Term Debt                                             306                 280
  Interim Bank Loans Payable                                                  3,298               1,800
  Accounts Payable, Accrued Taxes and Accrued Interest                        5,063               7,436
  Other                                                                         185                 101
                                                                          ---------           ---------
    Total Current Liabilities                                                 8,852               9,617
                                                                          ---------           ---------
Long-Term Liabilities
  Advances for Construction                                                  18,712              17,062
  Contributions in Aid of Construction                                       28,346              27,009
  Deferred Federal Income Taxes                                              18,916              18,165
  Unfunded Future Income Taxes                                                8,546               8,546
  Long-term Compensation Arrangements                                         5,830               5,758
  Unamortized Investment Tax Credits                                          1,986               2,032
  Commitments and Contingencies
                                                                          ---------           ---------
      Total Long-Term Liabilities                                            82,336              78,572
                                                                          ---------           ---------

      TOTAL CAPITALIZATION AND LIABILITIES                                $ 228,661           $ 222,546
                                                                          =========           =========

   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                         DEC. 31,
                                                                                   SEPTEMBER 30,          2000
                                                                                       2001            (UNAUDITED
                                                                                    (UNAUDITED)       AND RESTATED)
                                                                                   -------------      -------------
Common Stockholders' Equity
  Common Stock Without Par Value Authorized - 15,000,000 Shares;                    $  49,581           $  48,617
    Shares Issued and Outstanding: 2001 - 7,635,057; 2000 - 7,604,594
    Stock Issuance Expense                                                             (1,385)             (1,385)
    Retained Earnings                                                                  22,499              19,878
                                                                                    ---------           ---------
        Total Common Stockholders' Equity                                              70,695              67,110
                                                                                    ---------           ---------
Preferred Stock
  Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                           300                 300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share                472                 472
                                                                                    ---------           ---------
         Total Preferred Stock of Connecticut Water Service, Inc.                         772                 772
                                                                                    ---------           ---------
  Cumulative Preferred Stock of Barnstable Water Company
    Voting, $100 Par Value; Authorized, Issued and Outstanding
      750 shares. Redeemable at $105 per share                                             75                  75
                                                                                    ---------           ---------
         Total Preferred Stock                                                            847                 847
                                                                                    ---------           ---------

Minority Interest                                                                          --                 117
                                                                                    ---------           ---------
Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      5.875% Series R, due 2022                                                        14,670              14,670
      6.65%  Series S, due 2020                                                         8,000               8,000
      5.75%  Series T, due 2028                                                         5,000               5,000
      5.3%   Series U, due 2028                                                         4,550               4,550
      6.94%  Series V, due 2029                                                        12,050              12,050
                                                                                    ---------           ---------
                                                                                       44,270              44,270

  Unsecured Water Facilities Revenue Refinancing Bonds
      5.05%  1998 Series A, due 2028                                                    9,730               9,770
      5.125% 1998 Series B, due 2028                                                    7,770               7,830
  Other
      5.5% Unsecured Promissory Note                                                       42                  71
                                                                                    ---------           ---------
            Total Connecticut Water Company                                            61,812              61,941
                                                                                    ---------           ---------
  Crystal Water Utilities Corporation
      8.0% New London Trust, Due 2017                                                     128                 130
                                                                                    ---------           ---------
  Crystal Water Company of Danielson
      7.82% Connecticut Development Authority, Due 2020                                   499                 507
      8.0% New London Trust, Due 2011                                                   2,067               2,170
                                                                                    ---------           ---------
  Total Crystal                                                                         2,566               2,677
                                                                                    ---------           ---------
  Chester Realty
      6% Note Payable, Due 2006                                                           106                 115
                                                                                    ---------           ---------
  Barnstable Water Company
      10.2% Indianapolis Life Insurance Co., Due 2011                                   1,625               1,700
                                                                                    ---------           ---------

            Total Connecticut Water Service, Inc.                                      66,237              66,563
                                                                                    ---------           ---------
            Less Current Portion                                                          306                 280
                                                                                    ---------           ---------
            Total Long-Term Debt                                                       65,931              66,283
                                                                                    ---------           ---------

            TOTAL CAPITALIZATION                                                    $ 137,473           $ 134,357
                                                                                    =========           =========

   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 2000
                                                               2001           (UNAUDITED
                                                           (UNAUDITED)       AND RESTATED)
                                                           -----------       ------------
Operating Revenues                                            $ 13,538           $ 12,353
                                                              --------           --------
Operating Expenses
  Operation and Maintenance                                      5,282              4,455
  Depreciation                                                   1,196              1,204
  Income Taxes                                                   2,009              1,657
  Taxes Other Than Income Taxes                                  1,164              1,262
                                                              --------           --------
       Total Operating Expenses                                  9,651              8,578
                                                              --------           --------

Utility Operating Income                                         3,887              3,775
                                                              --------           --------
Other Income (Deductions), Net of Taxes
  Gain (Loss) on Property Transactions                              11                 (1)
  Non-Water Sales Earnings                                          92                 52
  Allowance for Funds Used During Construction                     110                109
  Merger Costs                                                      (1)               (50)
  Other                                                             15                 16
                                                              --------           --------
       Total Other Income (Deductions), Net of Taxes               227                126
                                                              --------           --------
Interest and Debt Expense
  Interest on Long-Term Debt                                     1,011              1,037
  Other Interest Charges                                            93                121
  Amortization of Debt Expense                                      55                 55
                                                              --------           --------
       Total Interest and Debt Expense                           1,159              1,213
                                                              --------           --------

Net Income Before Preferred Dividends                            2,955              2,688
Preferred Stock Dividend Requirement                                10                 10
                                                              --------           --------
Net Income Applicable to Common Stock                         $  2,945           $  2,678
                                                              ========           ========
Weighted Average Common Shares Outstanding:
   Basic                                                         7,618              7,604
   Diluted                                                       7,678              7,636

Earnings Per Common Share:
   Basic                                                      $   0.39           $   0.35
   Diluted                                                    $   0.38           $   0.35

Dividends Per Common Share                                    $   0.20           $   0.20

   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 2000
                                                               2001           (UNAUDITED
                                                           (UNAUDITED)       AND RESTATED)
                                                           -----------       ------------
Operating Revenues                                            $ 34,740           $ 33,412
                                                              --------           --------
Operating Expenses
  Operation and Maintenance                                     14,374             13,444
  Depreciation                                                   3,654              3,571
  Income Taxes                                                   4,221              3,729
  Taxes Other Than Income Taxes                                  3,288              3,477
                                                              --------           --------
       Total Operating Expenses                                 25,537             24,221
                                                              --------           --------

Utility Operating Income                                         9,203              9,191
                                                              --------           --------
Other Income (Deductions), Net of Taxes
  Gain (Loss) on Property Transactions                           1,121                 58
  Non-Water Sales Earnings                                         262                188
  Allowance for Funds Used During Construction                     308                312
  Merger Costs                                                    (352)              (149)
  Other                                                            114                 94
                                                              --------           --------
       Total Other Income (Deductions), Net of Taxes             1,453                503
                                                              --------           --------
Interest and Debt Expense
  Interest on Long-Term Debt                                     3,041              3,084
  Other Interest Charges                                           285                318
  Amortization of Debt Expense                                     167                167
                                                              --------           --------
       Total Interest and Debt Expense                           3,493              3,569
                                                              --------           --------

Net Income Before Preferred Dividends                            7,163              6,125
Preferred Stock Dividend Requirement                                29                 29
                                                              --------           --------
Net Income Applicable to Common Stock                         $  7,134           $  6,096
                                                              ========           ========
Weighted Average Common Shares Outstanding:
   Basic                                                         7,612              7,605
   Diluted                                                       7,657              7,633

Earnings Per Common Share:
   Basic                                                      $   0.94           $   0.80
   Diluted                                                    $   0.93           $   0.80

Dividends Per Common Share                                    $   0.59           $   0.58

   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 2000
                                                               2001           (UNAUDITED
                                                           (UNAUDITED)       AND RESTATED)
                                                           -----------       ------------
Operating Revenues                                            $ 45,325           $ 44,021
                                                              --------           --------
Operating Expenses
  Operation and Maintenance                                     19,310             18,512
  Depreciation                                                   4,800              4,684
  Income Taxes                                                   5,071              4,719
  Taxes Other Than Income Taxes                                  4,468              4,545
                                                              --------           --------
       Total Operating Expenses                                 33,649             32,460
                                                              --------           --------

Utility Operating Income                                        11,676             11,561
                                                              --------           --------
Other Income (Deductions), Net of Taxes
  Gain (Loss) on Property Transactions                           1,595                 98
  Non-Water Sales Earnings                                         429                223
  Allowance for Funds Used During Construction                     412                444
  Merger Costs                                                    (613)              (149)
  Other                                                            140                167
                                                              --------           --------
       Total Other Income (Deductions), Net of Taxes             1,963                783
                                                              --------           --------
Interest and Debt Expense
  Interest on Long-Term Debt                                     4,056              4,096
  Other Interest Charges                                           427                403
  Amortization of Debt Expense                                     223                221
                                                              --------           --------
       Total Interest and Debt Expense                           4,706              4,720
                                                              --------           --------

Net Income Before Preferred Dividends                            8,933              7,624
Preferred Stock Dividend Requirement                                38                 38
                                                              --------           --------
Net Income Applicable to Common Stock                         $  8,895           $  7,586
                                                              ========           ========
Weighted Average Common Shares Outstanding:
   Basic                                                         7,610              7,602
   Diluted                                                       7,649              7,632

Earnings Per Common Share:
   Basic                                                      $   1.17           $   1.00
   Diluted                                                    $   1.16           $   0.99

Dividends Per Common Share                                    $   0.78           $   0.79

   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         2000
                                                                         2001         (UNAUDITED
                                                                      (UNAUDITED)    AND RESTATED)
                                                                      ----------     ------------
Balance at Beginning of Period                                           $21,101          $18,411
Net Income Before Preferred Dividends of Parent                            2,955            2,688
                                                                         -------          -------
                                                                          24,056           21,099
                                                                         -------          -------
Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share                             3                3
     Cumulative Preferred, Series $.90, $.225 per share                        7                7
     Common Stock - 2001 $0.202 per share; 2000 $0.20 per share            1,547            1,524
                                                                         -------          -------
                                                                           1,557            1,534
                                                                         -------          -------

Balance at End of Period                                                 $22,499          $19,565
                                                                         =======          =======


              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         2000
                                                                         2001         (UNAUDITED
                                                                      (UNAUDITED)    AND RESTATED)
                                                                      ----------     ------------
Balance at Beginning of Period                                           $19,878          $17,910
Net Income Before Preferred Dividends of Parent                            7,163            6,125
                                                                         -------          -------
                                                                          27,041           24,035
                                                                         -------          -------
Dividends Declared:
     Cumulative Preferred, Class A, $.40 per share                             9                9
     Cumulative Preferred, Series $.90, $.45 per share                        20               20
     Common Stock - 2001 $0.59 per share; 2000 $0.58 per share             4,513            4,441
                                                                         -------          -------
                                                                           4,542            4,470
                                                                         -------          -------

Balance at End of Period                                                 $22,499          $19,565
                                                                         =======          =======


             FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         2000
                                                                         2001         (UNAUDITED
                                                                      (UNAUDITED)    AND RESTATED)
                                                                      ----------     ------------
Balance at Beginning of Period                                           $19,565          $18,003
Net Income Before Preferred Dividends of Parent                            8,933            7,624
                                                                         -------          -------
                                                                          28,498           25,627
                                                                         -------          -------
Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share                            12               12
     Cumulative Preferred, Series $.90, $.90 per share                        26               26
     Common Stock - 2001 $0.78 per share; 2000 $0.79 per share             5,961            6,024
                                                                         -------          -------
                                                                           5,999            6,062
                                                                         -------          -------

Balance at End of Period                                                 $22,499          $19,565
                                                                         =======          =======

   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                                                            2000
                                                                                            2001         (UNAUDITED
                                                                                        (UNAUDITED)     AND RESTATED)
                                                                                        ----------      ------------
Operating Activities:
  Net Income Before Preferred Dividends of Parent                                          $ 7,163           $ 6,125
                                                                                           -------           -------
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $119 in 2001, $112 in 2000 charged to other accounts)            3,773             3,683
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues              (1,840)             (655)
      (Increase) Decrease in Other Current Assets                                             (878)             (705)
      (Increase) Decrease in Other Non-Current Items                                           174               (38)
      Increase (Decrease) in Accounts Payable, Accrued Expenses and
        Other Current Liabilities                                                           (2,289)             (429)
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net                                                            705               526
                                                                                           -------           -------
          Total Adjustments                                                                   (355)            2,382
                                                                                           -------           -------

          Net Cash Provided by (Used for) Operating Activities                               6,808             8,507
                                                                                           -------           -------
Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $308 in 2001 and $312 in 2000)                              (6,071)           (5,358)
                                                                                           -------           -------
Financing Activities:
  Proceeds from Interim Bank Loans                                                           3,298             2,581
  Repayment of Interim Bank Loans                                                           (1,800)           (3,061)
  Proceeds from Issuance of Common Stock                                                       964               154
  Minority Interest                                                                           (117)              (19)
  Repayment of Long-Term Debt                                                                 (326)             (632)
  Advances, Contributions and Funds From Others for Construction, Net                        3,020             1,370
  Cash Dividends Paid                                                                       (4,542)           (4,470)
                                                                                           -------           -------
          Net Cash Provided by (Used in) Financing Activities                                  497            (4,077)
                                                                                           -------           -------

Net Increase (Decrease) in Cash                                                              1,234              (928)
Cash at Beginning of Year                                                                      314             1,127
                                                                                           -------           -------

Cash at End of Period                                                                      $ 1,548           $   199
                                                                                           =======           =======
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                                  $ 3,516           $ 3,482
    State and Federal Income Taxes                                                         $ 2,324           $ 2,740

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

      On September 7, 2001 the Company effected a three-for-two stock split. The distribution of these shares increased the number of shares outstanding by 2,562,052 shares. All outstanding common shares and per share amounts in this report have been restated to reflect this stock split. Appropriate adjustments to reflect this stock split were made to the Company's Performance Stock Program.

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below:

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Following is restated for September 2001 three-for-two stock split:

                                                         3 Months Ended                      12 Months Ended
                                                     9/30/01        9/30/00        9/30/01        9/30/00        12/31/00
                                                    ---------      ---------      ---------      ---------       ---------
Common Shares Outstanding:
         January 1, 2000                                   --             --             --             --       7,596,141
         October 1, 2000 & 1999
            respectively                                   --             --      7,604,362      7,595,982              --
         July 1, 2001 & 2000
            respectively                            7,609,506      7,604,149             --             --              --
Common Shares Issued:
         To CSE - December 15, 1999                        --             --             --            159              --
         To PSP - January 13, 2000                         --             --             --         15,148          15,148
         To CSE - February 17, 2000                        --             --             --        (7,605)         (7,605)
         To CSE - March 15, 2000                           --             --             --            217             217
         To CSE - June 15, 2000                            --             --             --            248             248
         To CSE - September 15, 2000                       --            213             --            213             213
         To CSE - December 15, 2000                        --             --            232             --             232
         To PSP - January 13, 2001                         --             --          8,607             --              --
         To PSP - February 17, 2001                        --             --        (4,216)             --              --
         To CSE - March 15, 2001                           --             --            282             --              --
        To CSE - June 15, 2001                             --             --            239             --              --
        Liquidation of Fractional Shares                (752)             --          (752)             --              --
        Exercised Stock Options                        26,071             --         26,071             --              --
         To CSE - September 15, 2001                      232             --            232             --              --
                                                    ---------      ---------       --------      ---------       ---------
Common Shares Outstanding:
         September 30, 2001 & 2000
           respectively                             7,635,057      7,604,362      7,635,057      7,604,362
                                                    =========      =========      =========      =========
         December 31, 2000                                                                                       7,604,594
                                                                                                                 =========
Weighted Average Common Shares Outstanding:
         Days outstanding basis
               Basic                                7,617,554      7,604,186      7,610,344      7,602,437       7,604,546
                                                    =========      =========      =========      =========       =========
               Fully Diluted                        7,677,316      7,636,190      7,649,595      7,631,945       7,632,928
                                                    =========      =========      =========      =========       =========

PSP   =  Performance Stock Program
CSE   = Common Stock Equivalents


PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

LIQUIDITY AND CORPORATE RESOURCES

      The Company has a total of $9,000,000 in lines of credit provided by two banks. As of September 30, 2001 approximately $5,700,000 of these lines were unused and available to the Company.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

      THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

      Net income applicable to common stock for the three months ended September 30, 2001 increased from that of September 30, 2000 by $267,000, or $.04 per basic average common share. The increase in net income resulted from $112,000 higher utility operating income, a $101,000 increase in net other income (deductions) and a $54,000 decrease in interest and debt expense.

      The increase in utility operating income was primarily due to the following:

      - a 9.6% increase in operating revenue due to increased water consumption brought on by a hotter, dryer summer and customer growth

      - a reduction in taxes other than income taxes resulting from property tax rebatements and property tax revaluations partially offset by

      -     an increase in operation and maintenance expense

      -     increased income tax expense primarily due to increased earnings

      The increase in net other income (deductions) was partially due to an increase in profits from the Company's Linebacker (SM) service line maintenance program related to increased customer enrollment.

      THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

      Net income applicable to common stock for the nine months ended September 30, 2001 increased from that of September 30, 2000 by $1,038,000 or $.14 per basic average common share. The increased income resulted from $950,000 higher net other income (deductions), a $76,000 decrease in interest and debt expense and a $12,000 increase in utility operating income.

      The major reasons for the higher net other income (deductions) were:

      - a $1,063,000 increase in net gains on property transactions resulting primarily from tax benefits the Company received for its January 2001 donation of 134 acres of land to the Town of Middlebury, Connecticut

      - a $74,000, or 39% increase in net non-water sales earnings partially due to increased customer participation in its Linebacker (SM) service line maintenance program and increased earnings from sales of emergency and pool water partially offset by

      - a $203,000 increase in merger costs related to the Company's acquisition of Barnstable Holding Company which was consummated in February 2001.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

      The major causes of the higher utility operating income were:

      - a 4.0% increase in operating revenues partially due to a hotter, dryer summer and to over 1,000 new customers added to Company's water systems during the past 12 months

      - a 5.4% reduction in taxes other than income taxes resulting from property tax rebatements partially offset by

      - a 6.9% increase in operation and maintenance expense partially due to higher treatment and utility costs

      - a 2.3% increase in depreciation expense due to the Company's increased investment in utility plant

      - a 13.2% increase in income tax expense primarily due to increased earnings and book/tax timing adjustments


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

                                             Connecticut Water Service, Inc.
                                                      (Registrant)



Date:    November 8, 2001                    By  /s/ David C. Benoit

                                                 David C. Benoit
                                                 Vice President - Finance




Date:    November 8, 2001                    By: /s/ Peter J. Bancroft

                                                 Peter J. Bancroft
                                                 Assistant Treasurer