Form 10-K
period 2001-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2002-03-25
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K


(X) Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2001 or

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the registrant's voting Common Stock, computed on the price of such stock at the close of business on March 1, 2002 is $215,006,092.

                                    7,618,926

     Number of shares of Common Stock outstanding, March 1, 2002 (excluding 36,037 common stock equivalent shares)



DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K Into Which
          Document                                     Document is Incorporated
Definitive Proxy Statement, dated                            Part III
March 19, 2002, for Annual Meeting
of Shareholders to be held on
April 26, 2002.

                                     PART I

ITEM 1. BUSINESS

The Company

The Registrant, Connecticut Water Service, Inc. (referred to as "the Company", "we" or "our") was organized in 1956 and is the parent company of four regulated water utility companies, which generate approximately 99% of our consolidated net income. We supply water to over 78,000 customers, or 276,000 people, in 40 towns throughout Connecticut and Massachusetts. The Company and its subsidiaries collectively represent the largest domestic investor-owned water system in Connecticut measured by operating revenues and utility plant investment. In addition to our core regulated water business we offer related services on a contract basis to other water utilities, communities, businesses and homeowner associations through a number of unregulated subsidiary companies and through a joint venture formed in 1999 with a well pump service provider. These services range from one-time contracts for a particular service to long-term arrangements for water and wastewater system operation and management. We are also engaged in selling and/or donating our limited excess real estate holdings that are not necessary for our business or to protect our water sources.

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


Our Regulated Business

Our business is subject to seasonal fluctuations and weather variations. The demand for water is generally greater during the warmer months than the cooler months due to customers' high water consumption related to cooling systems and various outdoor uses such as private and public swimming pools and lawn sprinklers. Demand will vary with rainfall and temperature levels from year to year and season to season, particularly during the warmer months.

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

Costs to comply with environmental and water quality regulations are substantial. Since the 1974 enactment of the Safe Drinking Water Act we have spent approximately $50,000,000 in constructing facilities and conducting aquifer mapping necessary to comply with the requirements of the Safe Drinking Water Act, and other federal and state regulations, of which $7,771,000 was expended in the last five years. We are currently in compliance with current regulations, but the regulations are subject to change. The costs to comply with future changes in state or federal regulations, which could require us to modify current filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.

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

                        Date of Last     Allowed         Allowed
                            Rate        Return on       Return on
                          Decision       Equity         Rate Base
Barnstable                  1998           12.5%          11.31%
Connecticut Water           1991           12.7%          10.74%
Crystal                     1995          12.35%          10.16%
Gallup                      1994          N/A(*)          N/A(*)

(*) Gallup's rates were based on its net income requirement, not on a rate of return methodology.

Our Water System(s)

Our water infrastructure consists of 27 noncontiguous water systems in the State of Connecticut and one water system in Massachusetts. Our system, in total, consists of 1,237 miles of water main and reservoir storage capacity of 7.0 billion gallons. The safe, dependable yield from our 122 active wells and 20 reservoirs is approximately 48 million gallons per day. Water sources vary among the individual systems, but overall approximately 45% of the total dependable yield comes from reservoirs and 55% from wells. Our water companies are currently under a "Water Supply Watch" due to unusually dry weather conditions in the fall of 2001 and this winter. As a result of these unusually dry conditions, water levels in many of the companies' reservoirs and groundwater wells remain below their normal levels for this time of year. While this is not a problem now, an extended dry period could lead to increased concerns and restricted water use this spring or summer.

We supply water, and in most cases, fire protection to all or portions of 40 towns in Connecticut and Massachusetts. The following table lists the customer count, operating revenues and customer water consumption for each of our water companies as of December 31, 2001.

                                Number          Water        Customer Water
Water Company                    of           Revenues          Consumption
                               customers       ($000's)    (millions of gallons)
Barnstable Water Company         7,116         $ 2,507              833
Connecticut Water Company       66,800          40,220            5,920
Crystal Water Company            3,616           2,038              422
Gallup Water Service             1,160             627               84
     Total                      78,692         $45,392            7,259

The following table breaks down the above total figures by customer class:

                                    Number     Water        Customer Water
Customer Class                       of       Revenues        Consumption
                                   customers  ($000's)  (millions of gallons)
Residential                         69,643    $28,621            5,030
Commercial                           5,759      5,941            1,471
Industrial                             389      1,687              430
Public Authority                       515      1,460              328
Fire Protection                      1,467      7,187                0
Other (including
  non-metered accounts)                919        496                0
     Total                          78,692    $45,392            7,259

Disposition of Property

We have established a policy of disposing of various small, discrete parcels of land over the next several years. This excess land, which is no longer required for water supply purposes, totals less than 400 acres as of December 31, 2001. We must comply with many regulatory restrictions before we can dispose of public water company property. Connecticut is continuing to encourage the protection of open space land. Legislation was passed in 2000 creating a new Connecticut corporate tax credit, which makes the donation of our excess land for protected open space purposes potentially more economically beneficial than a sale of the land. We have taken advantage of the new tax credit again in 2001 by donating 134 acres of land to the Town of Middlebury and expect to donate approximately 65 acres to two towns in 2002. The new tax credit, in combination with federal and state charitable contribution deductions, resulted in after-tax gains from these transactions of approximately $1,121,000 in 2001.

Competition

Our water companies face competition, presently not material, from a few private water systems operating within, or adjacent to, their franchise areas and from municipal and public authority systems whose service areas in some cases overlap portions of our water companies' franchise areas.

Employees

As of December 31, 2001, we employed a total of 181 persons. Our employees are not covered by collective bargaining agreements. We believe that our relations with our employees are good.

Expansion

In February 2001 we acquired the Barnstable Holding Company ("Barnstable") which is the parent company of the 7,200 customer Barnstable Water Company located in Barnstable, Massachusetts and BARLACO, a real estate company owning approximately 100 acres of residential and commercial land in Hyannis and Barnstable, Massachusetts. The transaction was accounted for using the `pooling of interests' accounting method, and all financial statements have been restated to include the results of the acquired company for all periods presented.

During 2001, we acquired the Killingly Industrial Park Municipal Water System for approximately $1.1 million. This system serves 51 residential and industrial customers in close proximity to Crystal Water's own water system, and has significant growth potential. In addition, we agreed to acquire a small municipal water system in Middlebury, Connecticut. The system serves 180 residential, commercial and industrial customers in a high-growth area. Our cost to acquire the system is estimated at $900,000, which includes the cost of constructing a 7,700-foot main extension to connect into our existing system and the cost of a booster pump station. The improvements are scheduled to be completed in 2002. With a more reliable supply of quality water soon to be available to Middlebury, we expect to see higher revenues from this system as its customer base grows.

On February 22, 2002, the Company entered into a definitive agreement to purchase 100% of the outstanding common stock of Unionville Water Company for $6.3 million in our Company's common stock. The Unionville Water Company is located in Farmington, Connecticut. It has over 5,400 customers and annual revenues of approximately $2.4 million.

In 1999, we formed a three-year joint venture with Hungerfords, Inc., a pump service provider with annual revenues of approximately $1.3 million, which has been in business in Connecticut for over 75 years. If specific financial targets are met, the Company will purchase Hungerfords in 2002.

ITEM 2. PROPERTIES

The properties of our water companies consist of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water. Substantially all of the properties owned by our Barnstable Water, Connecticut Water and Crystal Water companies are subject to liens as security for debt. The net utility plant balances of the water companies at December 31, 2001 are as follows:

                                                    Net Utility Plant
                                                        (000's)
Barnstable                                             $  6,407
Connecticut Water                                       183,604
Crystal                                                   9,351
Gallup                                                    2,968
      Total                                            $202,330

The size of each company's system(s) in terms of miles of mains is as follows:

                                                  Miles of Transmission
                                                  and Distribution Water
                                                          Mains
Barnstable Water                                            101
Connecticut Water                                         1,052
Crystal                                                      66
Gallup                                                       18
      Total                                               1,237

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the NASDAQ exchange under the symbol "CTWS". Our quarterly high and low stock prices as reported by NASDAQ and the cash dividends we paid during 2001 and 2000 are listed as follows:

                                      PRICE                    DIVIDENDS
Period                       HIGH                LOW             PAID*
2001
    First Quarter           $22.66              $19.50           $.2000
    Second Quarter           27.16               20.16           $.2000
    Third Quarter            28.10               22.90           $.2022
    Fourth Quarter           32.21               25.75           $.2022
2000
    First Quarter           $22.67              $18.00           $.1977
    Second Quarter           20.67               17.00           $.1977
    Third Quarter            23.50               17.83           $.2000
    Fourth Quarter           21.83               18.67           $.2000

* Historic (Excludes the subsequent effect of the 2001 Barnstable merger accounted for under the "pooling-of-interests" accounting method.)

As of March 1, 2002 there were approximately 5,000 holders of record of our common stock.

We presently intend to pay quarterly cash dividends in 2002 on March 15, June 17, September 17 and December 16 subject to our earnings and financial condition, regulatory requirements and other factors our Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

SUPPLEMENTAL INFORMATION (UNAUDITED)
(2001 - 1991 Restated)

SELECTED FINANCIAL DATA

Years Ended December 31, (thousands of dollars except per share
amounts and where otherwise indicated)                              2001            2000            1999
---------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Operating Revenues                                               $   45,392      $   43,997      $   45,171
Operating Expenses                                               $   34,078      $   32,335      $   33,382
Operating Income                                                 $   11,314      $   11,662      $   11,789
Interest and Debt Expense                                        $    4,632      $    4,782      $    4,720
Net Income Applicable to Common Stock                            $    8,401      $    7,858      $    7,780
Cash Common Stock Dividends Paid                                 $    6,105      $    5,890      $    5,688
Dividend Payout Ratio                                                    73%             75%             73%
Weighted Average Common Shares Outstanding*                       7,619,031       7,604,546       7,593,376
Basic Earnings Per Average Common Share*                         $     1.10      $     1.03      $     1.02
Number of Shares Outstanding at Year End*                         7,649,362       7,604,594       7,596,141
ROE on Year End Common Equity                                          11.9%           11.7%           12.0%
Declared Common Dividends Per Share* **                          $    0.804      $    0.795      $    0.787


CONSOLIDATED BALANCE SHEET
Common Stockholders' Equity                                      $   70,783      $   67,110      $   64,915
Long-Term Debt                                                   $   63,953      $   66,283      $   67,099
Minority Interest                                                $       --      $      117      $      142
Preferred Stock (Consolidated, Excluding Current Maturities)     $      847      $      847      $      847
---------------------------------------------------------------------------------------------------------------
Total Capitalization                                             $  135,583      $  134,357      $  133,003
Stockholders' Equity (Includes Preferred Stock)                          53%             51%             49%
Long-Term Debt                                                           47%             49%             51%
Net Utility Plant                                                $  202,330      $  193,169      $  187,613
Book Value - Per Common Share*                                   $     9.25      $     8.82      $     8.55

OPERATING REVENUES BY
REVENUE CLASS
Residential                                                      $   28,621      $   27,364      $   28,422
Commercial                                                            5,941           5,817           6,093
Industrial                                                            1,687           1,905           1,850
Public Authority                                                      1,460           1,481           1,561
Fire Protection                                                       7,187           6,960           6,861
Other (including non-metered accounts)                                  496             470             384
---------------------------------------------------------------------------------------------------------------
Total Operating Revenues                                         $   45,392      $   43,997      $   45,171
---------------------------------------------------------------------------------------------------------------

Number of Customers (Average)                                        78,156          77,183          76,061
Billed Consumption (Millions of Gallons)                              7,259           6,911           7,330
Number of Employees                                                     181             184             180

Years Ended December 31, (thousands of dollars except per share
amounts and where otherwise indicated)                                1998            1997
---------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Operating Revenues                                                 $   42,623      $   43,080
Operating Expenses                                                 $   31,302      $   31,728
Operating Income                                                   $   11,321      $   11,352
Interest and Debt Expense                                          $    4,787      $    4,799
Net Income Applicable to Common Stock                              $    7,388      $    7,325
Cash Common Stock Dividends Paid                                   $    5,519      $    5,419
Dividend Payout Ratio                                                      75%             74%
Weighted Average Common Shares Outstanding*                         7,579,176       7,563,080
Basic Earnings Per Average Common Share*                           $     0.97      $     0.97
Number of Shares Outstanding at Year End*                           7,580,879       7,567,905
ROE on Year End Common Equity                                            11.8%           12.1%
Declared Common Dividends Per Share* **                            $    0.778      $    0.769


CONSOLIDATED BALANCE SHEET
Common Stockholders' Equity                                        $   62,572      $   60,458
Long-Term Debt                                                     $   67,386      $   59,906
Minority Interest                                                  $      136      $      129
Preferred Stock (Consolidated, Excluding Current Maturities)       $      847      $      847
---------------------------------------------------------------------------------------------
Total Capitalization                                               $  130,941      $  121,340
Stockholders' Equity (Includes Preferred Stock)                            48%             51%
Long-Term Debt                                                             52%             49%
Net Utility Plant                                                  $  182,202      $  178,168
Book Value - Per Common Share*                                     $     8.25      $     7.99

OPERATING REVENUES BY
REVENUE CLASS
Residential                                                        $   26,694      $   26,949
Commercial                                                              5,678           5,661
Industrial                                                              1,747           1,962
Public Authority                                                        1,394           1,402
Fire Protection                                                         6,728           6,764
Other (including non-metered accounts)                                    382             342
---------------------------------------------------------------------------------------------
Total Operating Revenues                                           $   42,623      $   43,080
---------------------------------------------------------------------------------------------

Number of Customers (Average)                                          74,971          73,903
Billed Consumption (Millions of Gallons)                                6,949           6,882
Number of Employees                                                       189             190

* Reflects three-for-two common stock split as described in Note 3 in the accompanying Notes to Consolidated Financial Statements

** Not restated for subsequent acquisitions accounted for under the pooling-of-interests accounting method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

OVERVIEW

Connecticut Water Service, Inc. (the Company) is a non-operating holding company, whose income is derived from the earnings of its ten wholly owned subsidiary companies. Approximately 99% of the Company's earnings, excluding one time acquisition costs, are attributable to the Company's regulated water companies: The Connecticut Water Company, The Gallup Water Service, Incorporated, The Crystal Water Company of Danielson and The Barnstable Water Company. These four companies supply water to 78,692 customers in 40 towns throughout Connecticut and Massachusetts. Each of these companies is subject to state regulation regarding financial issues, rates, and operating issues, and to various other state and federal regulatory agencies concerning water quality and environmental standards. In addition to its regulated utilities, the Company owns six unregulated companies: Chester Realty, Inc., a real estate company in Connecticut, Connecticut Water Utility Services, Inc., which provides contract water and sewer operations and other water related services, Connecticut Water Emergency Services, Inc., a provider of drinking and pool water by tanker truck, Crystal Water Utilities Corporation, a holding company which owns The Crystal Water Company of Danielson and three small rental properties, BARLACO, a real estate company in Massachusetts, and Barnstable Holding Company, a holding company which owns The Barnstable Water Company and BARLACO. These unregulated companies currently generate 1% of the Company's total earnings.

2001 was the Company's 11th consecutive year of increased earnings and its 32nd consecutive year of increased dividend payments, excluding dividends paid by companies subsequently acquired and accounted for under the "pooling-of-interests" method.

REGULATORY MATTERS AND INFLATION

The Connecticut Water Company is the Company's largest subsidiary serving over 66,800 of the Company's 78,692 utility customers. Connecticut Water Company's revenues, like the Company's other three regulated water companies, are based on regulated rates that are determined in a regulatory rate proceeding. Connecticut Water's last general rate proceeding was in 1991. The resulting rate decision granted Connecticut Water a 12.7% allowed return on common equity and a 10.74% allowed return on rate base.

The Company, like all other businesses, is affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand its service capability. The cumulative effect of inflation results in significantly higher facility replacement costs, which must be recovered from future cash flows.

The ability of the Company's water utility subsidiaries to recover this increased investment in facilities is primarily dependent upon future rate increases, which are subject to state regulatory approval.

We do not presently plan to request rate relief for any of our regulated companies. Future economic and financial market conditions, coupled with governmental regulations and fiscal policy, plus other factors that are unpredictable and often beyond our control, will influence when we request revisions to rates charged to our customers.

The Company is also subject to environmental and water quality regulations. Costs to comply with environmental and water quality regulations are substantial. We are currently in compliance with current regulations, but the regulations are subject to change. The costs to comply with future changes in state or federal regulations, which could require us to modify current filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.

OUTLOOK

The Company's profitability is primarily attributable to the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.

Our water companies are currently under a "Water Supply Watch" due to the unusually dry weather conditions in the fall of 2001 and this winter. As a result of these unusually dry conditions, water levels in many of the companies' reservoirs and groundwater wells remain below their normal levels for this time of year. While this is not a problem now, an extended dry period could lead to increased concerns and restricted water use this spring or summer.

After the terrorist strikes on September 11, 2001, water companies have had to increase security on their water supplies and facilities. This is resulting in increases in operating and capital costs. These costs are typically recoverable in a rate proceeding.

The Company has received regulatory approval to donate certain parcels of its land in the period 2002 to 2004. Over the three-year period these donations are expected to increase net earnings by approximately $2,000,000 as a result of favorable tax treatment under Federal and Connecticut tax laws.

In February 2002, the Company entered into a definitive agreement to purchase 100% of the outstanding common stock of Unionville Water Company in exchange for $6.3 million of our Company's common stock. The Unionville Water Company is located in Farmington, Connecticut. It has over 5,400 customers and annual revenues of approximately $2.4 million. The completion of the transaction is subject to approvals by the Connecticut Department of Public Utility Control and Unionville's shareholders and the satisfaction of other conditions.


RESULTS OF OPERATIONS

     2001 COMPARED WITH 2000

          On February 23, 2001, the Company acquired Barnstable Holding Company and accounted for the acquisition as a "pooling-of-interests". Financial statements have been restated to include the results of the acquired company for all periods presented.

          On September 7, 2001, the Company effected a three-for-two stock split. The distribution of these shares increased the number of shares outstanding by 2,562,052 shares. All outstanding common shares and per share amounts in this report have been restated to reflect this stock split. Appropriate adjustments to reflect this stock split were made to the Company's Performance Stock Program, the Savings Plan of the Connecticut Water Company, and the Company's Dividend Reinvestment and Common Stock Purchase Plan.

          Net income applicable to common stock for 2001 increased from that of 2000 by $543,000, or $.07 per average basic share. The increase is primarily due to the following:

          -   Net Other Income (Deductions) increased $741,000:

              - The increase in Other Income is primarily due to The Connecticut Water Company's 2001 donation of 134.1 acres of land to the Town of Middlebury, Connecticut. This donation resulted in a net after tax gain of $1,121,000 resulting from a 50% Connecticut state income tax credit in addition to state and federal charitable contribution tax deductions.

              - Net Non-Water Sales Earnings increased $106,000 or 39.8% primarily as a result of increased earnings from our unregulated activities. A substantial amount of the increase is due to our Linebacker(R) maintenance service program. Initiated in 2000, for a small annual cost to our customers, the Linebacker(R) program protects participants from incurring large expenses when their service lines break. As of December 31, 2001 approximately 9,600 of the Company's customers are protected by Linebacker(R).

          -   Interest and Debt Expense decreased $150,000:

              - The decrease in Interest and Debt Expense is due both to declines in average balances of interim debt outstanding and lower interest rates. The weighted cost of the Company's interim debt at December 31, 2001 was 2.31% as compared with 7.25% at December 31, 2000.

          -   Utility Operating Income decreased $348,000:

              - Operating Expenses increased $1,743,000 or 5.4% primarily due to increased Operation and Maintenance expenses related to increases in wages, employee benefits and maintenance costs, an increase in Depreciation Expense due to increased investment in utility plant, increases in Income Tax Expense primarily due to higher taxable income, partially offset by a decrease in other taxes primarily due to property tax rebates and lower property tax revaluations. Higher Operating Revenues partially offset the increase in Operating Expenses.

              - Operating revenues increased $1,395,000 or 3.2% in 2001 as compared to 2000. This increase was due to increased water consumption brought on by a drier 2001 summer and fall plus utility customer growth.

2000 COMPARED WITH 1999

          Net income applicable to common stock for 2000 increased from that of 1999 by $78,000, or $.01 per average basic share. The increase in earnings was primarily due to tax benefits of a 2000 land donation and higher earnings on non-water sales and services.

          The following are the components of the 2000 earnings increase:

          -   Net Other Income (Deductions) increased $267,000:

              - The increase in other income was primarily due to The Connecticut Water Company's 2000 donation of 104.6 acres of land to the Town of Naugatuck, Connecticut. This donation resulted in a net after tax gain of $474,000.

              - Net Non-Water Sales Earnings increased $111,000, or 72% primarily as a result of increased earnings from our unregulated activities.

          -   Utility Operating Income decreased $127,000:

              - Operating Revenues decreased $1,174,000, or 2.6% in 2000 as compared to 1999. This decrease was due to fluctuations in the summer weather, which directly affects our customers' water usage. The 1999 summer was unusually hot and dry while the 2000 summer was cool and rainy. Lower Operation and Maintenance expense partially offset the decrease in Operating Revenues.

              - Operation and Maintenance expenses were reduced $856,000, or 4.4% from 1999 levels due to cost containment efforts. Income Taxes classified as Operating Expenses decreased $578,000 partially due to the decreased Operating Income. Depreciation and Taxes other than Income Taxes (primarily property taxes) increased in total by $387,000 primarily as a result of the increased investment in Utility Plant.

          -   Interest and Debt Expense increased $62,000:

              - The increase in Interest and Debt Expense was primarily due to higher interest rates on interim debt. The average weighted cost of this debt was 7.25% in 2000 as compared with 7.01% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Interim Bank Loans Payable at year end 2001 was $1,825,000, $25,000 higher than at the end of 2000.

We consider the current $9,000,000 line of credit with two banks adequate to finance any expected short-term borrowing requirements that may arise from operations during 2002. The lines of credit expire in April and May of 2002. We expect both lines of credit to be renewed. Interest expense charged on interim bank loans will fluctuate based on financial market conditions.

The Board of Directors has approved a $10,155,000 construction budget for 2002, net of amounts to be financed by customer advances and contributions in aid of construction. Funds provided by operating activities are expected to finance this entire construction program given normal weather patterns and related operating revenue billings. Refer to Note 11, Utility Plant and Construction Program, in Notes to Consolidated Financial Statements for an additional discussion of the Company's future construction program.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Connecticut Water Service, Inc., and the Notes to Consolidated Financial Statements together with the reports of Arthur Andersen LLP are included herein on pages F-2 through F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10. EXECUTIVE OFFICERS OF THE COMPANY

                                                                         Period Held or Prior                Term of Office Expires
      Name             Age              Office                              Position

M. T. Chiaraluce       59          President, Chief                      Held position of                     2002 Annual Meeting
                                 Executive Officer and               President since January,
                                 Chairman of the Board                  1992 and position of
                                                                     Chief Executive Officer
                                                                        since July, 1992

D. C. Benoit           44       Vice President - Finance,            Held current position or                 2002 Annual Meeting
                               Chief Financial Officer and           other executive position
                                       Treasurer                      with the company since
                                                                           April, 1996

J. R. McQueen          59            Vice President -                Held current position or
                                     Engineering and                    other management or                   2002 Annual Meeting
                                       Planning                      engineering position with
                                                                        the Company since
                                                                          October, 1965

T. P. O'Neill          48            Vice President -                Held current position or
                                       Operations                       other engineering                     2002 Annual Meeting
                                                                        position with the
                                                                      Company since February,
                                                                             1980

M. P. Westbrook        42           Vice President -                 Held current position or
                                    Administration and                  other management                      2002 Annual Meeting
                                    Government Affairs                  position with the
                                                                          Company since
                                                                        September, 1988

P. J. Bancroft         52        Assistant Treasurer and             Held current position or
                                      Controller                     other accounting position                2002 Annual Meeting
                                                                     with the Company since
                                                                         October, 1979


M. G. DiAcri           56          Corporate Secretary                  Held administrative                   2002 Annual Meeting
                                                                         position with the
                                                                      Company since February,
                                                                               1990

There are no family relationships between any of the Directors and Executive Officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), the information called for by Items 10, (except for information concerning the executive officers of the Company) 11, 12 and 13 is hereby incorporated by reference to the Company's definitive proxy statement filed on EDGAR on or about March 19, 2002. Information concerning the executive officers of the Company is included as Item 10 of this report.

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

                                                                               Page
             Index to Consolidated Financial Statements and Schedule            F-1

             Report of Independent Public Accountants                           F-2

             Consolidated Statements of Income for the years
             Ended December 31, 2001, 2000, and 1999                            F-3

             Consolidated Balance Sheets at December 31, 2001
             and 2000                                                           F-4

             Consolidated Statements of Cash Flows for the
             years ended December 31, 2001, 2000 and 1999                       F-5

             Notes to Consolidated Financial Statements                         F-6

       2.    Financial Statement Schedules:

             The following schedules of the Company are included on the pages as indicated:

                                                                               Page
             Report of Independent Public Accountants
             on Schedule                                                        S-1

             Schedule II Valuation and Qualifying Accounts
             and Reserves for the years ended December 31,
             2001, 2000 and 1999                                                S-2

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

             (b)  Reports on Form 8-K:

                  On September 10, 2001, the Company filed a Form 8-K dated September 10, 2001, reporting in Item 5, Other Events, that the Company had completed a three-for-two stock split on its common shares.

                  On December 3, 2001, the Company filed a Form 8-K dated December 3, 2001, reporting in Item 5, Other Events, that the Company had reached an preliminary agreement to acquire Unionville Water Company in a common stock exchange transaction.

                  On February 14, 2002, the Company filed a Form 8-K dated February 13, 2002, reporting in Item 5, Other Events, that the Company announced its earnings for the year ended December 31, 2001.

                  On February 26, 2002, the Company filed a Form 8-K dated February 26, 2002, reporting in Item 5, Other Events, that the Company executed a definitive merger agreement with The Unionville Water Company to combine their respective water utility operations in a stock-for-stock transaction valued at approximately $6.3 million.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                         Page
Index to Consolidated Financial Statements and Schedule                   F-1

Report of Independent Public Accountants                                  F-2

Consolidated Statements of Income for the years ended
         December 31, 2001, 2000 and 1999                                 F-3

Consolidated Balance Sheets at December 31, 2001, and 2000                F-4

Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999                                 F-5

Notes to Consolidated Financial Statements                                F-6

Report of Independent Public Accountants on Schedule                      S-1

Valuation and Qualifying Accounts                                         S-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:

We have audited the accompanying consolidated balance sheets of Connecticut Water Service, Inc., and Subsidiaries (a Connecticut corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/  Arthur Andersen LLP
------------------------
Hartford, Connecticut
February 8, 2002

                Connecticut Water Service, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF INCOME

                                                                                                  (Restated)       (Restated)
For the Years Ended December 31, (in thousands, except per share data)                2001             2000             1999
-----------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                                 $45,392          $43,997          $45,171
                                                                            ---------------  ---------------   --------------

Operating Expenses

   Operation and Maintenance                                                        20,076           18,380           19,236
   Depreciation                                                                      4,837            4,718            4,593
   Income Taxes                                                                      4,777            4,579            5,157
   Taxes Other Than Income Taxes                                                     4,388            4,658            4,396
                                                                            ---------------  ---------------   --------------

       Total Operating Expenses                                                     34,078           32,335           33,382
                                                                            ---------------  ---------------   --------------

Utility Operating Income                                                            11,314           11,662           11,789
                                                                            ---------------  ---------------   --------------

Other Income (Deductions), Net of Taxes

   Gain on Property Transactions                                                     1,121              532               97
   Non-Water Sales Earnings                                                            372              266              155
   Allowance for Funds Used During Construction                                        439              416              435
   Merger Costs                                                                       (352)            (408)             (95)
   Other                                                                               177              210              157
                                                                            ---------------  ---------------   --------------

       Total Other Income (Deductions), Net of Taxes                                 1,757            1,016              749
                                                                            ---------------  ---------------   --------------

Interest and Debt Expenses

   Interest on Long-Term Debt                                                        4,057            4,100            4,077
   Other Interest Charges                                                              353              460              395
   Amortization of Debt Expense                                                        222              222              248
                                                                            ---------------  ---------------   --------------

       Total Interest and Debt Expenses                                              4,632            4,782            4,720
                                                                            ---------------  ---------------   --------------

Net Income Before Preferred Dividends                                                8,439            7,896            7,818

Preferred Stock Dividend Requirement                                                    38               38               38
                                                                            ---------------  ---------------   --------------

Net Income Applicable to Common Stock                                               $8,401           $7,858           $7,780
                                                                            ===============  ===============   ==============

Weighted Average Common Shares Outstanding:
   Basic                                                                             7,619            7,605            7,593
   Diluted                                                                           7,662            7,633            7,609

Earnings Per Common Share:
   Basic                                                                             $1.10            $1.03            $1.02
   Diluted                                                                           $1.10            $1.03            $1.02


The accompanying notes are an integral part of these consolidated financial statements.

                Connecticut Water Service, Inc. and Subsidiaries


CONSOLIDATED BALANCE SHEETS

                                                                                                   (Restated)
December 31, (in thousands, except share amounts)                                     2001              2000
-------------------------------------------------------------------------------------------------------------
ASSETS

  Utility Plant                                                                   $267,575          $257,634
  Construction Work in Progress                                                     12,761             8,359
  Utility Plant Acquisition Adjustments                                             (1,309)           (1,256)
                                                                             --------------   ---------------
                                                                                   279,027           264,737
  Accumulated Provision for Depreciation                                           (76,697)          (71,568)
                                                                             --------------   ---------------
    Net Utility Plant                                                              202,330           193,169
                                                                             --------------   ---------------
  Other Property and Investments                                                     3,334             3,039
                                                                             --------------   ---------------
  Cash                                                                                 102               314
  Accounts Receivable (Less Allowance, 2001 - $234; 2000 - $218)                     4,811             4,831
  Accrued Unbilled Revenues                                                          3,402             3,229
  Materials and Supplies, at Average Cost                                              869               795
  Prepayments and Other Current Assets                                                 239               122
                                                                             --------------   ---------------
    Total Current Assets                                                             9,423             9,291
                                                                             --------------   ---------------
  Unamortized Debt Issuance Expense                                                  5,308             5,530
  Unrecovered Income Taxes                                                           8,963             9,040
  Post-Retirement Benefits Other Than Pension                                          849               953
  Other Costs                                                                        1,507             1,524
                                                                             --------------   ---------------
    Total Deferred Charges and Regulatory Assets                                    16,627            17,047
                                                                             --------------   ---------------
         Total Assets                                                             $231,714          $222,546
                                                                             ==============   ===============

CAPITALIZATION AND LIABILITIES

      Common Stockholders' Equity:

      Common Stock without Par Value:
         Authorized - 15,000,000 Shares - Issued and Outstanding:

             2001  -  7,649,362;    2000  -  7,604,594                             $46,342           $44,965
       Retained Earnings                                                            24,441            22,145
                                                                             --------------   ---------------
          Common Stockholders' Equity                                               70,783            67,110
      Preferred Stock                                                                  847               847
      Minority Interest                                                                - -               117
      Long-Term Debt                                                                63,953            66,283
                                                                             --------------   ---------------

         Total Capitalization                                                      135,583           134,357
                                                                             --------------   ---------------
Interim Bank Loans Payable                                                           1,825             1,800
Current Portion of Long-Term Debt                                                    2,205               280
Accounts Payable                                                                     6,079             5,973
Accrued Taxes                                                                        1,099               753
Accrued Interest                                                                     1,284               710
Other Current Liabilities                                                              164               101
                                                                             --------------   ---------------
         Total Current Liabilities                                                  12,656             9,617
                                                                             --------------   ---------------
Advances for Construction                                                           16,075            17,062
                                                                             --------------   ---------------
Contributions in Aid of Construction                                                32,277            27,009
                                                                             --------------   ---------------
Deferred Federal and State Income Taxes                                             18,902            18,165
                                                                             --------------   ---------------
Unfunded Future Income Taxes                                                         8,223             8,546
                                                                             --------------   ---------------
Long-Term Compensation Arrangements                                                  6,028             5,758
                                                                             --------------   ---------------
Unamortized Investment Tax Credits                                                   1,970             2,032
                                                                             --------------   ---------------
Commitments and Contingencies

                                                                             --------------   ---------------
         Total Capitalization and Liabilities                                     $231,714          $222,546
                                                                             ==============   ===============

The accompanying notes are an integral part of these consolidated financial statements.

                Connecticut Water Service, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 (Restated)        (Restated)
For the Years Ended December 31,  (in thousands)                                     2001             2000              1999
-----------------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net Income Before Preferred Dividends                                            $8,439           $7,896            $7,818
                                                                            --------------   --------------   ---------------

  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
        Depreciation (including $169 in 2001, $166 in 2000,
            and $140 in 1999 charged to other accounts)                             5,006            4,884             4,733
        Change in Assets and Liabilities:
             (Increase) Decrease in Accounts Receivable and

                  Accrued Unbilled Revenues                                          (153)             541               (66)
            (Increase) Decrease in Other Current Assets                              (191)             123               (24)
            (Increase) Decrease in Other Non-Current Items                            (45)              43               343
            Increase (Decrease) in Accounts Payable, Accrued
                 Expenses and Other Current Liabilities                             1,089              531               548
            Increase in Deferred Income Taxes and
                 Investment Tax Credits, Net                                          675            1,168             1,067
                                                                            --------------   --------------   ---------------
                    Total Adjustments                                               6,381            7,290             6,601
                                                                            --------------   --------------   ---------------

               Net Cash Provided by Operating Activities                           14,820           15,186            14,419
                                                                            --------------   --------------   ---------------

Investing Activities:
  Gross Additions to Utility Plant (including
     Allowance For Funds Used During Construction of

      $439 in 2001, $428 in 2000 and $454 in 1999)                                (14,218)         (10,542)          (10,373)
                                                                            --------------   --------------   ---------------

Financing Activities:
  Proceeds from Interim Bank Loans                                                  1,825            1,800             3,061
  Repayment of Interim Bank Loans                                                  (1,800)          (3,061)           (2,490)
  Reduction of Long-Term Debt Including Current Portion                              (405)            (805)             (517)
  Proceeds from Issuance of Common Stock                                            1,392              227               251
  Advances, Contributions and Funds from
    Others for Construction, Net                                                    4,332            2,310             2,097
  Costs Incurred to Issue Long-Term Debt and Common Stock                             (15)             - -               - -
  Cash Dividends Paid                                                              (6,143)          (5,928)           (5,726)
                                                                            --------------   --------------   ---------------

          Net Cash Provided by (Used in) Financing Activities                        (814)          (5,457)           (3,324)
                                                                            --------------   --------------   ---------------

Net Increase (Decrease) in Cash                                                      (212)            (813)              722
Cash at Beginning of Year                                                             314            1,127               405
                                                                            --------------   --------------   ---------------

Cash at End of Year                                                                  $102             $314            $1,127
                                                                            ==============   ==============   ===============

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                          $3,836           $4,176            $4,678
    State and Federal Income Taxes                                                 $3,260           $3,580            $3,764


The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -The consolidated financial statements include the operations of Connecticut Water Service, Inc., (the Company) an investor-owned holding company and its ten wholly owned subsidiaries, listed below:

   The Connecticut Water Company (Connecticut Water)
   The Gallup Water Service, Incorporated (Gallup)
   Crystal Water Utilities Corporation
   The Crystal Water Company of Danielson (Crystal Water)
   Chester Realty, Inc.
   Connecticut Water Utility Services, Inc.
   Connecticut Water Emergency Services, Inc.
   Barnstable Holding Company
   The Barnstable Water Company (Barnstable Water)
   BARLACO

During 2001 the Company acquired Barnstable Holding Company which owns The Barnstable Water Company and BARLACO. This acquisition was accounted for as a "pooling-of-interests." Accordingly, the Company's financial statements have been restated to include the results of the acquired companies for all periods presented.

Connecticut Water, Gallup, Crystal, and Barnstable Water (our "water companies") are public water utility companies serving 78,692 customers in 40 towns throughout Connecticut and Massachusetts.

Crystal Water Utilities Corporation is a holding company, owning the stock of Crystal Water Company of Danielson and three small rental properties.

Chester Realty, Inc. is a real estate company whose net profits from land sales are included in the "Gain on Property Transactions" category in the "Other Income (Deductions)" section of the Consolidated Statements of Income. Chester's net profits from rental of property are included in the "Other Income (Deductions)" section of the Consolidated Statements of Income in the "Non-Water Sales Earnings" category.

Connecticut Water Utility Services, Inc. is engaged in water-related services, including the Linebacker (R) program, and contract operations. Its earnings are included in the "Non-Water Sales Earnings" category in the "Other Income (Deductions)" section of the Consolidated Statements of Income.

Connecticut Water Emergency Services, Inc. is a provider of emergency drinking water and pool water via tanker trucks. Its net earnings are included in the "Non-Water Sales Earnings" category in the "Other Income (Deductions)" section of the Consolidated Statements of Income.

Barnstable Holding Company is a holding company, owning the stock of Barnstable Water Company and BARLACO. BARLACO is a real estate company whose net profits from land sales are included in "Gain on Property Transactions" category in the "Other Income (Deductions)" section of the Consolidated Statements of Income.

Intercompany accounts and transactions have been eliminated, except those allocating costs for regulatory purposes between our regulated and non-regulated companies.

PUBLIC UTILITY REGULATION - Three of our water companies are subject to regulation for rates and other matters by the Connecticut Department of Public Utility Control (DPUC) and follow accounting policies prescribed by the DPUC. The Barnstable Water Company is subject to the regulation of the Massachusetts Department of Telecommunications and Energy (DTE) and follows accounting policies prescribed by the DTE. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States which include the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (FAS 71). FAS 71 requires cost-based, rate-regulated enterprises such as our water companies to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which the costs would be charged to expense by an unregulated enterprise. The balance sheets include regulatory assets and liabilities as appropriate, primarily related to income taxes and post-retirement benefits costs. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FAS 71. Material regulatory assets are earning a return.

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


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

REVENUES - Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as public fire protection customers, who are billed monthly. Most customers, except fire protection customers, are metered. Revenues from metered customers are based on their usage multiplied by approved, regulated rates. Public fire protection charges are based on the length and diameter of the water main and number of hydrants in service. Private fire protection charges are based on the diameter of the connection to the water main. Our water companies accrue an estimate for the amount of revenues relating to sales earned but unbilled at the end of each quarter.

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

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION - Allowance for Funds Used During Construction (AFUDC) is the cost of debt and equity funds used to finance the construction of our water companies' utility plant. Generally, utility plant under construction is not recognized as part of rate base for ratemaking purposes until facilities are placed into service, and accordingly, AFUDC is charged to the construction cost of utility plant. Capitalized AFUDC, which does not represent current cash income, is recovered through rates over the service lives of the facilities.

In order for certain water system acquisitions made in and after 1995 not to degrade earnings, The Connecticut Water Company has received DPUC approval to record AFUDC on certain of its investments in these systems. Through December 31, 2001, Connecticut Water has capitalized approximately $1,937,000 of AFUDC relating to financing these acquisitions. This amount is expected to be recovered in Connecticut Water's next rate case.

Each Company's allowed rate of return on rate base is used to calculate its AFUDC.

DEPRECIATION - Over 99% of the Company's depreciable plant is owned by its four water companies. Depreciation is computed on a straight-line basis at various rates as approved by the state regulators on a company by company basis. Depreciation allows the utility to recover the investment in utility plant over its useful life. The overall consolidated company depreciation rates, based on the average balances of depreciable property, were 2.0% for 2001, 2.1% for 2000 and 2.1% for 1999.

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

The Company believes that all deferred income tax assets will be realized in the future. Approximately $700,000 of the December 31, 2001 and $1,250,000 of the December 31, 2000 unfunded future income taxes are related to deferred Federal income taxes. The remaining balance of the unfunded future income taxes is related to deferred State income taxes.

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

MUNICIPAL TAXES - Municipal taxes are expensed over the twelve-month period beginning on July 1 following the lien date, corresponding with the period in which the municipal services are provided.

OTHER DEFERRED COSTS - In accordance with ratemaking procedures, costs which benefit future periods, such as tank painting, are expensed over the periods they benefit.

UNAMORTIZED DEBT ISSUANCE EXPENSE - The issuance costs of long-term debt, including the remaining balance of issuance costs on long-term debt issues that have been refinanced prior to maturity and related call premiums, are amortized over the respective lives of the outstanding debt, as approved by the state regulators.


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

EARNINGS PER SHARE - The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the twelve months ended December 31, 2001, 2000, and 1999.

Years  Ended                                                                 2001             2000            1999
------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                    $1.10            $1.03           $1.02
Dilutive effect of unexercised stock options                                   --               --              --
------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                                                  $1.10            $1.03           $1.02
==================================================================================================================

Numerator (in thousands):
------------------------------------------------------------------------------------------------------------------

Basic net income                                                            $8,401           $7,858         $7,780
Diluted net income                                                          $8,401           $7,858         $7,780


Denominator (in thousands):
------------------------------------------------------------------------------------------------------------------

Basic weighted average shares outstanding                                    7,619            7,605          7,593
Dilutive effect of unexercised stock options                                    43               28             16
------------------------------------------------------------------------------------------------------------------

Diluted weighted average shares outstanding                                  7,662            7,633          7,609
==================================================================================================================

RECLASSIFICATION - Certain reclassifications have been made to conform previously reported data to the current presentation.

NEW ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted this standard for business combinations after June 30, 2001.

In June 2001, the FASB issued FAS No. 142, Goodwill and Other Intangible Assets, effective for the Company's 2002 fiscal year. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to at least annual impairment tests. Other identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with existing impairment standards. The Company does not believe that the adoption of this statement will have a material impact on the financial statements.

In October 2001, the FASB issued FAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which replaces FAS 121. FAS 144 retaines substantially all of the requirements of FAS 121 while resolving certain implementation issues. FAS 144 also changes accounting for discontinued operations. FAS No. 144 is effective for fiscal year 2002. The Company does not believe that the adoption of this statement will have a material impact on the financial statements.

NOTE 2: 2001 POOLING OF INTERESTS ACQUISITION

On February 23, 2001 the Company issued 216,656 shares of its common stock in exchange for all outstanding common stock of Barnstable Holding Company. The minority interests in the Barnstable Water Company and BARLACO were also acquired in this transaction.

The combined and separate results of Connecticut Water Service and Barnstable Holding Company during the period preceding and after the merger were as follows:

(In thousands)                                                               2001             2000            1999
------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Applicable to Common Stock
   Connecticut Water Service                                                $8,641           $7,925         $7,489
   Barnstable Holding Company                                                (240)             (67)            291
------------------------------------------------------------------------------------------------------------------
      Combined Net Income                                                   $8,401           $7,858         $7,780
==================================================================================================================


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 3: COMMON STOCK SPLIT

In September 2001 the Company effected a three-for-two common stock split. The distribution of these shares increased the number of shares outstanding by 2,562,052 shares. In conjunction with the stock split, a cash payment was issued to shareholders in lieu of issuance of any fractional shares. The fractional share adjustment amounted to a reduction of shares outstanding of 752 shares, after the split. All outstanding common shares and per share amounts in this report have been restated to reflect the stock split. Appropriate adjustments to reflect the stock split were made to the Company's Performance Stock Program.

NOTE 4:  INCOME TAX EXPENSE

Income Tax Expense is comprised of the following:

(In thousands)                                                                 2001            2000           1999
------------------------------------------------------------------------------------------------------------------
Federal Classified as Operating Expense                                      $4,225          $4,002         $4,448
Federal Classified as Other Income:
   Land Sales                                                                    --              32             52
   Land Donation                                                               (254)           (132)            --
   Non-Water Sales                                                              164             127             68
   Other                                                                        (42)            (21)           (65)
------------------------------------------------------------------------------------------------------------------
   Total Federal Income Tax Expense                                           4,093           4,008          4,503
------------------------------------------------------------------------------------------------------------------

State Classified as Operating Expense                                           552             577            709
State Classified as Other Income:
   Land Sales                                                                    --               7             12
   Land Donation                                                             (1,012)           (526)            --
   Non-Water Sales                                                               41              29             19
   Other                                                                          6               6              5
------------------------------------------------------------------------------------------------------------------

   Total State Income Tax Expense (Benefit)                                    (413)             93            745
==================================================================================================================
              Total Income Tax Expense                                       $3,680          $4,101         $5,248
==================================================================================================================

The components of the Federal and State income tax provisions are:

                                                                               2001            2000           1999
------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                                   $3,062          $2,853         $3,434
   State                                                                        (48)             80            747
------------------------------------------------------------------------------------------------------------------
       Total Current                                                          3,014           2,933          4,181
------------------------------------------------------------------------------------------------------------------

Deferred Income Taxes, Net:
   Federal
       Investment Tax Credit                                                    (63)            (61)           (63)
       Capitalized Interest                                                      23              42             36
       Depreciation                                                             910           1,119          1,115
       Other                                                                    161              55            (19)
------------------------------------------------------------------------------------------------------------------
           Total Federal                                                      1,031           1,155          1,069
------------------------------------------------------------------------------------------------------------------

   State

       Depreciation                                                              (1)              2              2
       Other                                                                   (364)             11             (4)
------------------------------------------------------------------------------------------------------------------
           Total State                                                         (365)            13              (2)
==================================================================================================================
              Total Deferred Income Taxes, Net                                   666          1,168          1,067
------------------------------------------------------------------------------------------------------------------
              Total                                                           $3,680         $4,101         $5,248
==================================================================================================================

Deferred income tax liabilities are categorized as follows on the Consolidated Balance Sheet:

                                                                               2001            2000
---------------------------------------------------------------------------------------------------
   Deferred Federal and State Income Taxes                                  $18,902         $18,165
   Unfunded Future Income Taxes                                               8,223           8,546
---------------------------------------------------------------------------------------------------
                                                                            $27,125         $26,711
===================================================================================================


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Deferred income tax liabilities are comprised of the following:

                                                                               2001            2000
---------------------------------------------------------------------------------------------------
   Depreciation                                                             $24,057         $23,147
   Other                                                                      3,068           3,564
---------------------------------------------------------------------------------------------------
           Net deferred income tax liability                                $27,125         $26,711
---------------------------------------------------------------------------------------------------

The calculation of Pre-Tax Income is as follows:

                                                                                2001           2000           1999
------------------------------------------------------------------------------------------------------------------
Pre-Tax Income
   Net Income Before Preferred Dividends                                      $8,439         $7,896         $7,818
   Minority Interest Included (Deducted) Above                                    --            (19)            18
   Income Taxes                                                                3,680          4,101          5,248
------------------------------------------------------------------------------------------------------------------
              Total Pre-Tax Income                                           $12,119        $11,978        $13,084
------------------------------------------------------------------------------------------------------------------

In accordance with required regulatory treatment, deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate. The differences between the effective income tax rate recorded by the Company and the statutory Federal tax rate are as follows:

                                                                               2001            2000           1999
------------------------------------------------------------------------------------------------------------------
Federal Statutory Income Tax Rate                                             34.0%           34.0%         34.0%
   Tax Effect of Differences:
       State Income Taxes Net of Federal Benefit:
           State Income Tax Excluding Land Donation Credit                     3.3%            3.4%          4.0%
           Land Donation Credit                                               (5.5%)         (2.9%)             --
       Depreciation                                                            1.2%            1.8%          1.2%
       Charitable Contribution - Land Donation                                (4.5%)         (2.1%)             --
       Pension Costs                                                            .6%             .3%           .2%
       Debt Refinancing Costs                                                   .2%             .2%           .2%
       Non-deductible Merger Costs                                             1.0%            1.5%            .4%
       Bad Debt                                                                   --          (.9%)            .6%
       Other                                                                    .1%          (1.1%)         (.5%)
------------------------------------------------------------------------------------------------------------------
              Effective Income Tax Rate                                       30.4%           34.2%         40.1%
------------------------------------------------------------------------------------------------------------------

NOTE 5:  COMMON STOCK

On August 6, 2001, at a Special Meeting of the Company's shareholders, the shareholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation increasing the number of authorized shares of no par value common stock to 15,000,000 from 7,500,000 shares. A summary of the changes in the common stock accounts for the period of January 1, 1999 through December 31, 2001, appears below:

                                                                            Issuance
(In thousands, except share data)                                Shares       Amount        Expense          Total
------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999 (restated)                           7,580,880      $45,872       $(1,385)        $44,487

   Stock and equivalents issued through
       Performance Stock Program                                 15,261          251             --            251
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999 (restated)                         7,596,141       46,123        (1,385)         44,738

   Stock and equivalents issued through
       Performance Stock Program                                  8,453          227             --            227
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000 (restated)                         7,604,594       46,350        (1,385)         44,965

   Purchase Minority Interest of Barnstable

       Holding Company                                               --          125             --            125
   Stock Split - fractional shares                                (752)           --           (11)           (11)
   Stock and equivalents issued through
       Performance Stock Program                                  5,353          457             --            457
   Stock Options Exercised                                       40,167          810            (4)            806
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001 (1)                                7,649,362      $47,742       $(1,400)        $46,342
------------------------------------------------------------------------------------------------------------------

(1) Includes 999 restricted and 31,170 common stock equivalent shares issued through the Performance Stock Program through December 31, 2001.

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

NOTE 6:  ANALYSIS OF RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period of January 1, 1999 through December 31, 2001, appears below:

(In thousands)                                                                 2001            2000           1999
------------------------------------------------------------------------------------------------------------------
Balance, Beginning of Year (restated)                                       $22,145         $20,177        $18,085
Income Before Preferred Stock Dividends                                       8,439           7,896          7,818
------------------------------------------------------------------------------------------------------------------
                                                                             30,574          28,073         25,903
------------------------------------------------------------------------------------------------------------------


Dividends Declared:
   Cumulative Preferred Stock, Series A, $.80 Per Share                          12              12             12
   Cumulative Preferred Stock, Series $.90, $.90 Per Share                       26              26             26


   Common Stock:
       2001 $0.80 Per Share                                                   6,105              --             --
       2000 $0.77 Per Share                                                      --           5,890             --
       1999 $0.75 Per Share                                                      --              --          5,688
------------------------------------------------------------------------------------------------------------------
                                                                              6,143           5,928          5,726
------------------------------------------------------------------------------------------------------------------
Balance, End of Year                                                        $24,441         $22,145        $20,177
------------------------------------------------------------------------------------------------------------------

NOTE 7:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments.

CASH - The carrying amount approximates fair value.

LONG-TERM DEBT - The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company. As of December 31, 2001 and 2000, the estimated fair value of the Company's long-term debt was $62,726,000 and $64,268,000, respectively, as compared to the carrying amounts of $63,953,000 and $66,283,000, respectively.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The fair values shown above have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments" and do not purport to represent the amounts at which those obligations would be settled.

NOTE 8:  LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following:

(In thousands)                                                                                 2001           2000
------------------------------------------------------------------------------------------------------------------

The Connecticut Water Company
   First Mortgage Bonds:
       5.875%     Series R, Due 2022                                                        $14,670        $14,670
       6.65%      Series S, Due 2020                                                          8,000          8,000
       5.75%      Series T, Due 2028                                                          5,000          5,000
       5.3%       Series U, Due 2028                                                          4,550          4,550
       6.94%      Series V, Due 2029                                                         12,050         12,050
------------------------------------------------------------------------------------------------------------------
                                                                                             44,270         44,270

   Unsecured Water Facilities Revenue Refinancing Bonds
       5.05%      1998 Series A, Due 2028                                                     9,705          9,770
       5.125%     1998 Series B, Due 2028                                                     7,770          7,830
------------------------------------------------------------------------------------------------------------------
                                                                                             17,475         17,600

   Other
       5.5%       Unsecured Promissory Note, Due 2002                                            37             71
------------------------------------------------------------------------------------------------------------------

       Total Connecticut Water Company                                                       61,782         61,941


Crystal Water Utilities Corporation
       8.0%       Westbank (formerly Cargill Bank), Due 2017                                    126            130
------------------------------------------------------------------------------------------------------------------

Crystal Water Company of Danielson
       7.82%      Connecticut Development Authority, Due 2020                                   495            507
       8.0%       Westbank (formerly Cargill Bank), Due 2011                                  2,033          2,170
------------------------------------------------------------------------------------------------------------------
       Total Crystal Water Company of Danielson                                               2,528          2,677


Chester Realty
       6%         Note Payable, Due 2006                                                         97            115
------------------------------------------------------------------------------------------------------------------

Barnstable Water Company
       10.2%      Indianapolis Life Insurance, Due 2011                                       1,625          1,700
------------------------------------------------------------------------------------------------------------------

       Total Connecticut Water Service, Inc.                                                 66,158         66,563

           Less Current Portion                                                              (2,205)          (280)
------------------------------------------------------------------------------------------------------------------

                 Total Long-Term Debt                                                       $63,953        $66,283
------------------------------------------------------------------------------------------------------------------

The Company's principal payments required for years 2002 - 2006 are as follows:

(In thousands)

 2002  -   $ 2,205
 2003  -   $   139
 2004  -   $   142
 2005  -   $   156
 2006  -   $   123

Substantially all utility plant is pledged as collateral for long-term debt.


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

There are no mandatory sinking fund payments required on Connecticut Water Company's outstanding First Mortgage Bonds or the Unsecured Water Facilities Revenue Refinancing Bonds. However, the Series R First Mortgage Bonds and the 1998 Series A and B Unsecured Water Facilities Revenue Refinancing Bonds provide for an estate redemption right whereby the estate of deceased bondholders or surviving joint owners may submit bonds to the Trustee for redemption at par subject to a $25,000 per individual holder and a 3% annual aggregate limitation.

The call price of the Series R bonds will reduce annually until the year 2003, when the call price becomes 100%. Series R bonds are callable for redemption at 101.0% from September 1, 2001 through August 31, 2002.

The other outstanding bonds may be initially called for redemption by the Company at the following dates and prices - Series S, December 15, 2003 at 102%; Series T, July 1, 2003 and Series U, September 1, 2003 at 100% plus accrued interest to the date of redemption; Series V, January 1, 2004 at 103.5%, 1998 Series A and B Unsecured Water Facilities Revenue Refinancing Bonds, March 1, 2008 at 100% plus accrued interest.

The Crystal Water Company of Danielson's loan with Westbank (formerly Cargill
Bank), with a final maturity date of February 2011; contains a prepayment premium of 1% of the outstanding balance during the fifth year (February 2001) through and including the seventh year (February 2003) of the Loan. As of December 31, 2001 the Company intends to prepay this note in 2002.

Barnstable Water Company's note payable has been unconditionally guaranteed by the Company. The note agreement with Indianapolis Life Insurance Company requires the Company to meet certain financial covenants, restricts the Company's ability to incur additional debt unless certain financial tests are met, restricts liens to secure additional long-term borrowings, restricts the type of investments that the Company can purchase and contains a significant prepayment premium. The Company was in compliance with the restrictive covenants at December 31, 2001.

NOTE 9:  PREFERRED STOCK

The Company's Preferred Stock at December 31, consisted of the following:

(In thousands, except share data)                                                              2001           2000
------------------------------------------------------------------------------------------------------------------
Connecticut Water Service, Inc.
   Cumulative Series A Voting, $20 Par Value; Authorized, Issued and
       Outstanding 15,000 Shares                                                               $300           $300
   Cumulative Series $.90 Non-Voting, $16 Par Value; Authorized 50,000
       Shares, Issued and Outstanding 29,499 Shares                                             472            472
------------------------------------------------------------------------------------------------------------------
                                                                                                772            772
Barnstable Water Company
   6% Cumulative, $100 Par Value; Authorized, Issued and
       Outstanding 750 Shares                                                                    75             75
------------------------------------------------------------------------------------------------------------------
           Total  Preferred Stock                                                              $847           $847
==================================================================================================================

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

The Company is also authorized to issue 1,000,000 shares of $1 par value Preference Stock, junior to the Company's existing Preferred Stock in rights to dividends and upon liquidation of the Company. 150,000 of such shares have been designated as "Series A Junior Participating Preference Stock". Pursuant to the Shareholder Rights Plan, described in Note 5, the Company keeps reserved and available for issuance one one-hundredth of a share of Series A Junior Participating Preference Stock for each outstanding share of the Company's common stock.

Barnstable Water Company paid Preferred Dividends of $4,500 in 2001, 2000 and 1999. These Dividends are included in the Other category of the Other Income (Deductions) section of the Income Statement. These preferred shareholders have 1/10 of a common vote for matters related to Barnstable Water Company.

NOTE 10:  BANK LINES OF CREDIT

The Company has a total of $9,000,000 in lines of credit provided by two banks. The lines of credit expire in April and May of 2002. We expect both lines of credit to be renewed. The total available on the lines of credit as of December 31, 2001 was $7,175,000. Bank commitment fees associated with the lines of credit were approximately $22,500, $24,750, and $25,000 in 2001, 2000, and 1999
respectively.

At December 31, 2001 and 2000, the weighted average interest rates on short-term borrowings outstanding were 2.31% and 7.25%, respectively.


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 11:  UTILITY PLANT AND CONSTRUCTION PROGRAM

The components of utility plant and equipment at December 31, are as follows:

(In thousands)                                                               2001              2000
---------------------------------------------------------------------------------------------------
Land                                                                       $  9,404        $  9,340
Source of Supply                                                             17,087          16,090
Pumping                                                                      20,331          19,134
Water Treatment                                                              44,585          44,173
Transmission and Distribution                                               159,924         153,370
General (including intangible)                                               15,784          15,046
Held for Future Use                                                             460             481
---------------------------------------------------------------------------------------------------
       Total                                                               $267,575        $257,634
---------------------------------------------------------------------------------------------------

The amounts of depreciable utility plant at December 31, 2001 and 2000 included in total utility plant were $249,775,000 and $237,149,000, respectively.

Our water companies are engaged in continuous construction programs. Estimated annual capital expenditures, net of amounts financed by customer advances and contributions in aid of construction, are expected to be approximately $10,155,000 during 2002, $9,124,000 during 2003, and $9,403,000 in 2004. During the period 2005 to 2006, construction expenditures for routine improvements to the water distribution system are expected to be approximately $8,000,000 each year.

NOTE 12:  TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

(In thousands)                                                                 2001            2000           1999
------------------------------------------------------------------------------------------------------------------

Municipal Property Taxes                                                      $3,788         $4,070         $3,817
Payroll Taxes                                                                    600            588            579
------------------------------------------------------------------------------------------------------------------

         Total                                                                $4,388         $4,658         $4,396
------------------------------------------------------------------------------------------------------------------


NOTE 13:  PENSION AND OTHER POST-RETIREMENT EMPLOYEE BENEFITS

GENERAL - As of December 31, 2001, Connecticut Water Company had 161 employees, Gallup 4, Crystal 6, Connecticut Water Emergency Services 1, and Barnstable Water Company 9, for a total of 181 employees. The Company's officers are employees of The Connecticut Water Company. Employee expenses are charged between companies as appropriate.

ALL COMPANIES EXCLUDING BARNSTABLE:

PENSION - The Company and certain of its subsidiaries have noncontributory defined benefit pension plans covering qualified employees. In general, the Company's policy is to fund accrued pension costs as permitted by Federal income tax and ERISA regulations. No funding was made for 2001. In 2000, a funding of $105,000 was made.

POST-RETIREMENT BENEFITS OTHER THAN PENSION (PBOP) - In addition to providing pension benefits, the subsidiary company, The Connecticut Water Company provides certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust that has been approved by the DPUC. Substantially all of The Connecticut Water Company's employees may become eligible for these benefits if they retire on or after age 55 with 10 years of service. The contributions for calendar years 2001, 2000, and 1999, were $473,100 for each year.

A deferred regulatory asset has been recorded to reflect the amount which represents the future operating revenues expected to be recovered in customer rates under FAS 106. In 1997, The Connecticut Water Company requested and received approval from the DPUC to include FAS 106 costs in customer rates. The DPUC's 1997 limited reopener of The Connecticut Water Company's general rate proceeding allowed it to increase customer rates $208,000 annually for FAS 106 costs. The Connecticut Water Company's current rates now allow for recovery of $473,100 annually for post-retirement benefit costs other than pension.

The Connecticut Water Company has elected to recognize the transition obligation on a delayed basis over a period equal to the plan participants' 21.6 years of average future service.


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The following tables set forth the funded status of the Company's retirement plans and post-retirement health care benefits at December 31, the latest valuation date:

                                                            PENSION BENEFITS                   OTHER BENEFITS
(In thousands)                                           2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation:

Benefit obligation, beginning of year                 $ 16,119         $ 13,505         $  4,037         $  3,863
Service Cost                                               582              528              190              141
Interest Cost                                            1,163            1,060              276              283
Plan Participant Contributions                             N/A              N/A               40               37
Plan Amendments                                             16               --               --               --
Actuarial loss/(gain)                                      387            1,723              (43)               2
Benefits paid                                             (928)            (697)            (329)            (289)
-----------------------------------------------------------------------------------------------------------------
Benefit obligation, end of year                       $ 17,339         $ 16,119         $  4,171         $  4,037
-----------------------------------------------------------------------------------------------------------------
Change in Plan Assets:

Fair Value, beginning of year                         $ 19,218         $ 19,367         $  2,545         $  2,459
Actual return on plan assets                              (120)             443              (45)            (134)
Employer contribution                                       --              105              473              473
Participants' contributions                                N/A              N/A               40               36
Benefits paid                                             (928)            (697)            (329)            (289)
-----------------------------------------------------------------------------------------------------------------
Fair Value, end of year                               $ 18,170         $ 19,218         $  2,684         $  2,545
-----------------------------------------------------------------------------------------------------------------
Funded Status                                         $    831         $  3,099         $ (1,487)        $ (1,492)
Unrecognized net actuarial gain                         (3,780)          (6,039)          (1,175)          (1,440)
Unrecognized transition obligation                          22               (8)           1,814            1,979
Unrecognized prior service cost                          1,122            1,207              N/A              N/A
-----------------------------------------------------------------------------------------------------------------
Accrued Cost                                          $ (1,805)        $ (1,741)        $   (848)        $   (953)
-----------------------------------------------------------------------------------------------------------------
Weighted-average assumptions as of December 31:
         Discount rate                                    7.25%             7.5%            7.25%             7.5%
         Expected return on plan assets                    8.0%             8.0%             5.0%             5.0%
         Rate of compensation increase                     4.5%             4.5%             N/A              N/A


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                                              PENSION BENEFITS                    OTHER BENEFITS

(IN THOUSANDS)                                          2001        2000        1999        2001       2000        1999
-----------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit costs
Service cost                                            $582        $528        $552        $190       $141        $173
Interest cost                                          1,163       1,060       1,018         276        283         268
Expected return on plan assets                        (1,397)     (1,306)     (1,210)       (128)      (110)        (94)

Amortization of:
    Unrecognized net transition asset                    (30)        (30)        (30)        165        165         165
    Unrecognized net (gain)/loss                        (356)       (269)       (144)       (135)      (135)       (106)
    Unrecognized prior service cost                      101          48          47          --         --          --
Settlement (gain)/loss                                    --          --        (185)         --         --          --
-----------------------------------------------------------------------------------------------------------------------
Net Periodic Pension Costs                               $63         $31         $48        $368       $344        $406
-----------------------------------------------------------------------------------------------------------------------

In determining the 2001 accumulated post-retirement benefit obligation, health care cost trends were assumed to be 8.5% grading 0.5% per year to 4%. In comparison, the 2000 health care cost trends were assumed to be 5.5%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                                       1-PERCENTAGE-POINT              1-PERCENTAGE-POINT
(In thousands)                                                              INCREASE                       DECREASE
-------------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components                      $   72                        $    (59)
Effect on post-retirement benefit obligation                                 $  468                        $   (396)
-------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN - Connecticut Water provides additional pension benefits to senior management through a supplemental executive retirement plan. At December 31, 2001 the actuarial present value of the projected benefit obligation was $729,000. Expense associated with this plan was $93,000 for 2001, $102,000 for 2000, and $76,000 for 1999.

SAVINGS PLAN - The Company and certain of its subsidiaries maintains an employee savings plan which allows participants to contribute from 1% to 15% of pre-tax compensation. The Company matches 50 cents for each dollar contributed by the employee up to 4% of the employee's compensation. The contribution charged to expense in 2001, 2000 and 1999 was $150,000, $139,000, and $127,000,
respectively.

Effective for 1999 the Plan was modified to create the possibility for an "incentive bonus" contribution to the 401(k) plan tied to the attainment of a specific goal or goals to be identified each year. If the specific goal or goals are attained by the end of the year, all employees, except officers and certain key employees, will receive up to an additional 1% of their annual base salary as a direct contribution to their 401(k) account. In 1999 the goal was not met and therefore no incentive contribution was made. An incentive bonus of .6% of base pay, or $41,000 and $37,000, was awarded in 2001 and 2000, respectively.

BARNSTABLE WATER:

PENSION - Barnstable Water Company has a trusteed, non-contributory defined benefit retirement plan (the Pension Plan) which covers all employees who have completed one year of service. Benefits under the Pension Plan are based on credited years of service and "average earnings", as defined in the Pension Plan. Contributions of $55,000 were made in both 2001 for the 2000 plan year and in 2000 for the 1999 plan year. The Company expects to make a contribution of approximately $45,000 for the 2001 plan year in 2002.

POST-RETIREMENT BENEFITS OTHER THAN PENSION (PBOP) - In addition to providing pension benefits, Barnstable Water provides certain health care benefits to eligible retired employees. The Company has incurred annual expenses for PBOP of $12,000, $11,000 and $14,000 for 2001, 2000 and 1999, respectively. The
Company's PBOP currently is not funded.


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

BARNSTABLE WATER:

                                                          PENSION BENEFITS                   OTHER BENEFITS
(In thousands)                                          2001           2000                2001            2000
----------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation:

Benefit obligation, beginning of year                 $ 1,347         $ 1,305            $    86         $    78
Service Cost                                               32              32                  4               3
Interest Cost                                              98             102                  6               6
Actuarial loss/(gain)                                     (12)            (16)               (10)              2
Benefits paid                                             (84)            (76)                (3)             (3)
----------------------------------------------------------------------------------------------------------------

Benefit obligation, end of year                       $ 1,381         $ 1,347            $    83         $    86
----------------------------------------------------------------------------------------------------------------

Change in Plan Assets:

Fair Value, beginning of year                         $ 1,301         $ 1,422            $    --         $    --
Actual return on plan assets                              (99)           (100)                 3              --
Employer contribution                                      55              55                 --              --
Participants' contributions                               N/A             N/A                 --              --
Benefits paid                                             (84)            (76)                (3)             --
----------------------------------------------------------------------------------------------------------------

Fair Value, end of year                               $ 1,173         $ 1,301            $    --         $    --
----------------------------------------------------------------------------------------------------------------

Funded Status                                         $  (208)        $   (46)           $   (83)        $   (86)
Unrecognized net actuarial (gain)/loss                    152             (41)                54             (48)
Unrecognized transition obligation                         39              49                 76              --
Unrecognized prior service cost                            31              37                 --              82
----------------------------------------------------------------------------------------------------------------

Prepaid/(Accrued) Cost                                $    14         $    (1)           $   (61)        $   (52)
----------------------------------------------------------------------------------------------------------------

Weighted-average assumptions as of December 31:
         Discount rate                                   7.25%            7.5%              7.25%            7.5%
         Expected return on plan assets                   8.0%            8.0%               N/A             N/A
         Rate of compensation increase                    4.5%            4.5%               N/A             N/A

                                                        PENSION BENEFITS                       OTHER BENEFITS

(IN THOUSANDS)                                  2001         2000         1999         2001         2000         1999
---------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit costs
Service cost                                   $  32        $  32        $  27        $   4        $   3        $   4
Interest cost                                     98          102           97            6            6            7
Expected return on plan assets                  (105)        (116)        (100)          --           --           --

Amortization of:
    Unrecognized net transition asset             10           10           10            6            6            6
    Unrecognized net (gain) loss                  --           (8)          (4)          (4)          (4)          (3)
    Unrecognized prior service cost                6            6            6           --           --           --
---------------------------------------------------------------------------------------------------------------------
Net Periodic Pension Costs (Income)            $  41        $  26        $  36        $  12        $  11        $  14
---------------------------------------------------------------------------------------------------------------------

In determining the 2001 accumulated post-retirement benefit obligation, health care cost trends were assumed to be 8.5% grading 0.5% per year to 4%. In comparison, the 2000 health care cost trends were assumed to be 5.5%.


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 14: STOCK-BASED COMPENSATION PLAN

The Company has two components to its Stock-Based Compensation Plan (the Plan):
The Stock Option Program (SOP) and the Performance Stock Program (PSP). In total under the Plan there are 450,000 shares authorized and 85,060 shares available at December 31, 2001.

STOCK OPTION PROGRAM - In 1999 the Company's shareholders approved an amendment to its PSP to permit the issuance of stock options to officers and key employees. The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized in the Consolidated Statements of Income. On a pro forma basis, the Company's net income and earnings per share would have been the following amounts had compensation cost for the SOP been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation FAS 123." Under FAS 123, the Company would have been required to value such options at fair value and record such amounts in the financial statements as compensation expense.

                                                                               2001           2000
                                                                               ----           ----
Net income (in thousands):
         As reported                                                          $8,401         $7,858
         Pro forma                                                            $8,137         $7,676

Earnings Per Share:
         As reported                                                          $1.10          $ 1.03
         Pro forma                                                            $1.07          $ 1.01

For purposes of this calculation, the Company arrived at the fair value of each stock grant at the date of grant by using the Black Scholes Option Pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2001 and 2000.

                                                                                2001           2000
                                                                                ----           ----
Expected life (years)                                                           9.40           9.85
Risk-free interest rate (percentage)                                            5.07           5.12
Volatility (percentage)                                                        27.36          32.01
Dividend yield                                                                  2.70           3.90

Options begin to become exercisable one year from the date of grant. Vesting period range between one to five years.

The per share weighted average fair value for stock options granted during 2001 and 2000 were $8.67 and $5.87 respectively.

                                                                 For the Years Ended December 31,
                                         ---------------------        ---------------------       ----------------------
                                                 2001                         2000                       1999
                                         ---------------------        ---------------------       ----------------------
                                                       WEIGHTED                    Weighted                    Weighted
                                                       AVERAGE                      Average                     Average
                                                      EXERCISE                     Exercise                     Exercise
                                         SHARES         PRICE         Shares        Price          Shares        Price
                                         ---------------------        ---------------------       ----------------------
Options:
   Outstanding, beginning of year        236,228        $18.39        191,586       $17.92             --       $   --
   Granted                                33,750         22.99         44,642        21.64        191,586        17.92
   Terminated                                 --            --             --           --             --           --
   Exercised                             (40,167)        16.22             --           --             --           --
                                         ---------------------        ---------------------       ----------------------
   Outstanding, end of year              229,811         20.18        236,228        18.39        191,586        17.92
                                         ---------------------        ---------------------       ----------------------
   Exercisable, end of year               47,630        $19.94         38,319       $17.92             --       $   --
                                         ---------------------        ---------------------       ----------------------


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Options exercised during 2001 ranged in price from $14.83 per share to $27.95 per share. The following table summarizes the price ranges of the options outstanding and options exercisable as of December 31, 2001:

                                                      OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                             -------------------------------------        ----------------------
                                                            WEIGHTED      WEIGHTED                      WEIGHTED
                                                            AVERAGE       AVERAGE                       AVERAGE
                                                           REMAINING      EXERCISE                      EXERCISE
                                             SHARES        LIFE (YEARS)    PRICE             SHARES       PRICE
                                             -------------------------------------        ----------------------
RANGE OF PRICES:

$ 14.00 - $ 19.99                             80,217            7.3        $ 14.83           12,583      $ 14.83
$ 20.00 - $ 25.99                            115,844            8.3          21.61           35,047        21.78
$ 26.00 - $ 31.99                             33,750            9.9          27.95               --           --
                                             -------------------------------------        ----------------------
                                             229,811            8.2        $ 20.18           47,630      $ 19.94
                                             =====================================        ======================

PERFORMANCE STOCK PROGRAM - Under the Company's PSP, restricted shares of Common Stock may be awarded annually to officers and key employees. To the extent that the goals established by the Compensation Committee have been attained, the restrictions on the stock are removed. Amounts charged to expense pursuant to the PSP were $349,000, $227,000 and $216,000, for 2001, 2000 and 1999,
respectively.

NOTE 15: SEGMENT REPORTING

Our Company operates principally in three segments: water activities, real estate transactions and services and rentals. The water segment is comprised of our core regulated water activities to supply water to our customers. Our real estate transactions segment involves selling or donating for income tax benefits our limited excess real estate holdings. Our services and rentals segment provides services on a contract basis and leases certain of our properties to others. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies. Financial data for reportable segments is as follows:

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                                                                         Interest
                                                                                          Expense
                                                                                            and
                                                                                         Preferred
                                                                Other                     Dividend
                                                               Operating    Other Income   (net of    Income     Net
(In thousands)                     Revenues      Depreciation  Expenses    (Deductions)     AFUDC)    Taxes     Income
----------------------------------------------------------------------------------------------------------------------
For the year ended
       December 31, 2001
Water Activities                   $45,392         $ 4,837     $24,402         $(273)      $ 4,231   $ 4,741   $ 6,908
Real Estate Transactions                --              --         145             --           --   (1,266)     1,121
Services and Rentals                 2,431              15       1,839             --           --       205       372
----------------------------------------------------------------------------------------------------------------------
      Total                        $47,823         $ 4,852     $26,386         $(273)      $ 4,231   $ 3,680   $ 8,401
======================================================================================================================
For the year ended
       December 31, 2000
Water Activities                   $43,997          $4,718     $23,058         $(228)       $4,369    $4,564    $7,060
Real Estate Transactions               166              --         253             --           --     (619)       532
Services and Rentals                 2,394              13       1,936             --           23       156       266
----------------------------------------------------------------------------------------------------------------------
      Total                        $46,557          $4,731     $25,247         $(228)       $4,392    $4,101    $7,858
======================================================================================================================
For the year ended
       December 31, 1999
Water Activities                   $45,171          $4,593     $23,627          $(48)       $4,278    $5,097    $7,528
Real Estate Transactions               447              --         286             --           --        64        97
Services and Rentals                 1,969              32       1,669             --           26        87       155
----------------------------------------------------------------------------------------------------------------------
      Total                        $47,587          $4,625     $25,582          $(48)       $4,304    $5,248    $7,780
======================================================================================================================

At December 31 (in thousands)                                                                2001            2000
                                                                                           -----------------------
Total Plant and Other Investments:
Water                                                                                      $204,750       $195,379
Non-water                                                                                       914            829
                                                                                           -----------------------
                                                                                            205,664        196,208
                                                                                           =======================
Other Assets:
Water                                                                                        25,630         25,901
Non-water                                                                                       420            437
                                                                                           -----------------------
                                                                                             26,050         26,338
                                                                                           -----------------------

Total Assets                                                                               $231,714       $222,546
                                                                                           =======================


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 16:  COMMITMENTS AND CONTINGENCIES

POTENTIAL FUTURE LAND DONATIONS, 2002 - 2004 - On January 31, 2001 we signed an agreement to donate to the Town of Killingly, Connecticut approximately 365 acres of unimproved land for protected open space purposes. This land donation will be broken down into three different parcels with one of the parcels being donated each year from 2002 through 2004. Under current tax law, these donations in total will result in reduced federal and state income taxes of approximately $2,000,000. On March 1, 2001 we signed an agreement to donate to the Town of Avon, Connecticut approximately 10 acres in 2002 of unimproved land for protected open space purposes. The necessary town and state approvals have been obtained. Under current tax law, the donation will result in reduced federal and state income taxes of approximately $162,000.

PREPAYMENT OF NOTE - On January 30, 2002 Crystal Water Company paid off its long-term 8% fixed rate note to Westbank with short-term 2.205% variable rate borrowing on the Company's line of credit. The payment of approximately $2,063,000 included a prepayment penalty of approximately $20,000. The note was paid off to release the lien on the land scheduled to be donated to the Town of Killingly in the years 2002 through 2004.

HUNGERFORDS - In 1999, we formed a three-year joint venture with Hungerfords, Inc., a pump service provider, which has been in business in Connecticut for over 75 years. If specific financial targets are met, the Company will purchase Hungerfords in the second half of 2002.

UNIONVILLE - In late 2001, we signed a letter of intent with Unionville Water Company, located in Farmington, Connecticut to purchase Unionville by exchanging Company stock with a value of approximately $6.3 million for all outstanding Unionville stock. In February 2002 the Company entered into a definitive agreement with Unionville that is subject to approval by shareholders of Unionville and regulatory agencies.

REVERSE PRIVATIZATION - Our water companies derive their rights and franchises to operate from State law that are subject to alteration, amendment or repeal and do not grant permanent exclusive rights to our service areas. Our franchises are free from burdensome restrictions, are unlimited as to time, and authorize us to sell potable water in all towns we now serve. There is the possibility that states could revoke our franchises and allow a governmental entity to take over some or all of our systems. From time to time such legislation is contemplated.

ENVIRONMENTAL AND WATER QUALITY REGULATION - The Company is subject to environmental and water quality regulations. Costs to comply with environmental and water quality regulations are substantial. We are currently in compliance with current regulations, but the regulations are subject to change. The costs to comply with future changes in state or federal regulations, which could require us to modify current filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.

CONSTRUCTION - Our water companies' estimated capital expenditures for 2002 are $10,155,000. These capital expenditures are net of amounts financed by customer advances and contributions in aid of construction. These expenditures are expected to be financed primarily with internally generated funds.


CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 17:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2001 and 2000 appears below:

(In thousands, except for per share data)

                                                                                     Net Income         Basic Earnings Per
                                                              Utility               Applicable to            Average
                                 Operating Revenues       Operating Income          Common Stock            Common Share




                                  2001        2000        2001        2000        2001        2000       2001       2000
--------------------------------------------------------------------------------------------------------------------------
First Quarter                   $ 10,228    $ 10,225    $  2,465    $  2,549     $ 2,275     $ 1,542      $0.30     $ 0.20
Second Quarter                    10,974      10,834       2,851       2,867       1,914       1,876       0.25       0.25
Third Quarter                     13,538      12,353       3,887       3,775       2,945       2,678       0.39       0.35
Fourth Quarter                    10,652      10,585       2,111       2,471       1,267       1,762       0.16       0.23
                                ------------------------------------------------------------------------------------------

     Year                       $ 45,392    $ 43,997    $ 11,314    $ 11,662     $ 8,401     $ 7,858      $1.10     $ 1.03
                                ==========================================================================================



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

3.3                 Certification of Incorporation of The Connecticut Water
                    Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.4* Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001.

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

10.7.1              The Connecticut Water Company Amended Supplemental Executive
                    Retirement Agreement with Marshall T. Chiaraluce dated
                    August 1, 1999. (Exhibit 10.7.2 to Form 10-K for the year ended 12/31/99).

10.7.2*             The Connecticut Water Company Supplemental Executive
                    Retirement Agreement with Michele G. DiAcri dated February
                    28, 2000.

10.8                The Connecticut Water Company Amended Supplemental Executive
                    Retirement Agreement - standard form for other officers, dated August 1, 1999. (Exhibit 10.8.2 to Form 10-K for the year ended 12/31/99).

10.9*               Amended and restated employment agreement between The
                    Connecticut Water Company and Connecticut Water Service,
                    Inc. with Officers, amended and restated as of May 9, 2001:

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

10.12* Savings Plan of The Connecticut Water Company, amended and restated effective as of October 1, 2000.

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

10.21 Dividend Reinvestment and Common Stock Purchase Plan, amended and restated as of November 15, 2001. (Exhibit 99.1 to post-effective amendment filed on December 5, 2001 to Form S-3, Registration Statement No. 33-53211).

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

10.25 Performance Stock Program, as amended and restated as of April 23, 1999. (Exhibit A to CTWS Proxy Statement dated
                    March 17, 1999)

10.26*              Loan Agreement dated as of February 15, 1991 between
                    Indianapolis Life Insurance Company and The Barnstable Water
                    Company.

10.27*              Guaranty Agreement by Connecticut Water Service, Inc. and
                    Second Amendment to Note Agreement of Barnstable Water
                    Company dated as of February 23, 2001.

10.28*              Employment Agreement between George Wadsworth and The
                    Barnstable Water Company dated February 23, 2001.

10.29*              Separation Agreement between George Wadsworth, The
                    Connecticut Water Service, Inc. and The Barnstable Water
                    Company dated December 14, 2001.

24.1*               Consent of Arthur Andersen LLP

99*                 Temporary Note 3T to Article 3 of Regulation S-X

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

                             CONNECTICUT WATER SERVICE, INC.
                             Registrant

                             By       /s/   Marshall T. Chiaraluce
                                      ------------------------------------------
                                      Marshall T. Chiaraluce
                                      President, Chairman of the Board and Chief
                                      Executive Officer

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

        Signature                                                     Title                              Date
        ---------                                                     -----                              ----
/s/   Marshall T. Chiaraluce
----------------------------
Marshall T. Chiaraluce                                    Director, President Chairman              March 22, 2002
(Principal Executive Officer)                             of the Board, and Chief
                                                          Executive Officer

/s/ David C. Benoit
----------------------------
David C. Benoit                                           Vice President - Finance,                 March 22, 2002
(Principal Financial and Accounting Officer)              Chief Financial Officer and
                                                          Treasurer

                                                                              17

/s/  Harold E. Bigler, Jr.                                Director                                  March 6, 2002
----------------------------
Harold E. Bigler, Jr.


/s/  Roger Engle                                          Director                                  March 8, 2002
----------------------------
Roger Engle

/s/  Mary Ann Hanley                                      Director                                  March 10, 2002
----------------------------
Mary Ann Hanley

/s/  Marcia Hincks                                        Director                                  March 12, 2002
----------------------------
Marcia Hincks

/s/  David A. Lentini                                     Director                                  March 8, 2002
----------------------------
David A. Lentini


/s/  Ronald D. Lengyel                                    Director                                  March 14, 2002
----------------------------
Ronald D. Lengyel


/s/  Robert F. Neal                                       Director                                  March 7, 2002
----------------------------
Robert F. Neal


/s/  Arthur C. Reeds                                      Director                                  March 6, 2002
----------------------------
Arthur C. Reeds


/s/  Lisa J. Tibdaue                                      Director                                  March 7, 2002
----------------------------
Lisa J. Thibdaue


/s/  Donald B. Wilbur                                     Director                                  March 8, 2002
----------------------------
Donald B. Wilbur

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

We have audited, in accordance with accounting principles generally accepted in the United States, the financial statements of Connecticut Water Service, Inc. included in this Form 10-K, and have issued our report thereon dated February 8, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index to consolidated financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP



Hartford, Connecticut
February 8, 2002

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              BALANCE          ADDITIONS        DEDUCTIONS       BALANCE
                                             BEGINNING        CHARGED TO         FROM             END OF
DESCRIPTION                                   OF YEAR            INCOME         RESERVES (1)       YEAR
-----------                                 ---------            ------         ------------     -------
Allowance for Uncollectible
  Accounts
  Year Ended December 31, 2001                $218               $171              $155           $234
                                              ====               ====              ====           ====

  Year Ended December 31, 2000                $476               $216              $474           $218
                                              ====               ====              ====           ====

  Year Ended December 31, 1999                $336               $171              $ 31           $476
                                              ====               ====              ====           ====


(1) Amounts charged off as uncollectible after deducting recoveries.

                                    EXHIBITS

                          TO ANNUAL REPORT ON FORM 10-K

                                  FOR THE YEAR

                             ENDED DECEMBER 31, 2001