Form 10-Q
period 2002-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2002-05-14
CIK 276209

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
     (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                     ENDED March 31, 2002            OR


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

                                    7,661,728

          Number of shares of common stock outstanding, March 31, 2002

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                Financial Report
                             March 31, 2002 and 2001



                                TABLE OF CONTENTS

PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 2002
   and December 31, 2001                                        Page 3

Consolidated Statements of Capitalization at
   March 31, 2002 and December 31, 2001                         Page 4

Consolidated Statements of Income for the Three Months
   Ended March 31, 2002 and 2001                                Page 5

Consolidated Statements of Income for the Twelve Months
   Ended March 31, 2002 and 2001                                Page 6

Consolidated Statements of Retained Earnings for the
 Three and Twelve Months Ended March 31, 2002 and 2001          Page 7

Consolidated Statements of Cash Flows for Three Months
   Ended March 31, 2002 and 2001                                Page 8

Notes to Consolidated Financial Statements                      Page 9

PART I, ITEM 2:  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                 Page 10

PART II, ITEM 1:  Submission of Matters to a Vote
   of Security Holders                                          Page 12

PART II, ITEM 6: Exhibits and Reports on Form 8-K               Page 13

Signatures Page                                                 Page 14


                                                                          Page 3
                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     At March 31, 2002 and December 31, 2001
                                 (In thousands)

                                                                        MARCH 31,
                                                                          2002            DEC. 31,
ASSETS                                                                 (UNAUDITED)          2001
------                                                                  ---------         ---------
  Utility Plant                                                         $ 273,684         $ 267,575
  Construction Work in Progress                                             8,396            12,761
  Utility Plant Acquisition Adjustments                                    (1,309)           (1,309)
                                                                        ---------         ---------
                                                                          280,771           279,027
  Accumulated Provision for Depreciation                                  (77,979)          (76,697)
                                                                        ---------         ---------
    Net Utility Plant                                                     202,792           202,330
                                                                        ---------         ---------

Other Property and Investments                                              3,334             3,334
                                                                        ---------         ---------

  Cash                                                                        500               102
  Accounts Receivable (Less Allowance, 2002 - $229; 2001 - $234)            4,949             4,811
  Accrued Unbilled Revenues                                                 3,247             3,402
  Materials and Supplies, at Average Cost                                     874               869
  Prepayments and Other Current Assets                                      1,192               239
                                                                        ---------         ---------
    Total Current Assets                                                   10,762             9,423
                                                                        ---------         ---------

  Unamortized Debt Issuance Expense                                         5,212             5,308
  Unrecovered Income Taxes                                                  8,983             8,963
  Postretirement Benefits Other Than Pension                                  849               849
  Other Costs                                                               1,492             1,507
                                                                        ---------         ---------
    Total Deferred Charges and Regulatory Assets                           16,536            16,627
                                                                        ---------         ---------

      TOTAL ASSETS                                                      $ 233,424         $ 231,714
                                                                        =========         =========

CAPITALIZATION AND LIABILITIES

  Common Stockholders' Equity                                           $  70,885         $  70,783
  Preferred Stock                                                             847               847
  Long-Term Debt                                                           63,806            63,953
                                                                        ---------         ---------
    Total Capitalization                                                  135,538           135,583
                                                                        ---------         ---------

  Current Portion of Long Term Debt                                           172             2,205
  Interim Bank Loans Payable                                                6,613             1,825
  Accounts Payable, Accrued Taxes and Accrued Interest                      5,543             8,462
  Other                                                                       181               164
                                                                        ---------         ---------
    Total Current Liabilities                                              12,509            12,656
                                                                        ---------         ---------

  Advances for Construction                                                17,698            16,075
  Contributions in Aid of Construction                                     32,296            32,277
  Deferred Federal Income Taxes                                            19,152            18,902
  Unfunded Future Income Taxes                                              8,223             8,223
  Long-term Compensation Arrangements                                       6,053             6,028
  Unamortized Investment Tax Credits                                        1,955             1,970
  Commitments and Contingencies
                                                                        ---------         ---------
    Total Long-Term Liabilities                                            85,377            83,475
                                                                        ---------         ---------

      TOTAL CAPITALIZATION AND LIABILITIES                              $ 233,424         $ 231,714
                                                                        =========         =========

   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                     At March 31, 2002 and December 31, 2001
                        (In thousands, except share data)

                                                                                         MARCH 31,
                                                                                           2002                DEC. 31,
                                                                                         (UNAUDITED)             2001
                                                                                         ----------           -----------
Common Stockholders' Equity

  Common Stock Without Par Value Authorized - 15,000,000 Shares;                          $ 47,841              $ 47,742
    Shares Issued and Outstanding: 2002 - 7,661,728; 2001 - 7,649,362
    Stock Issuance Expense                                                                  (1,400)               (1,400)
    Retained Earnings                                                                       24,444                24,441
                                                                                         ----------           -----------
        Total Common Stockholders' Equity                                                   70,885                70,783
                                                                                         ----------           -----------

Preferred Stock

  Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                                300                   300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share                     472                   472
                                                                                         ----------           -----------
         Total Preferred Stock of Connecticut Water Service, Inc.                              772                   772

  Cumulative Preferred Stock of Barnstable Water Company
    Voting, $100 Par Value; Authorized, Issued and Outstanding
      750 shares.  Redeemable at $105 per share.                                                75                    75
                                                                                         ----------           -----------
         Total Preferred Stock                                                                 847                   847
                                                                                         ----------           -----------


Long-Term Debt
  The Connecticut Water Company

    First Mortgage Bonds

      5 7/8%  Series R, due 2022                                                            14,670                14,670
      6.65%   Series S, due 2020                                                             8,000                 8,000
      5 3/4%  Series T, due 2028                                                             5,000                 5,000
      5.3%    Series U, due 2028                                                             4,550                 4,550
      6.94%   Series V, due 2029                                                            12,050                12,050
                                                                                         ----------           -----------
                                                                                            44,270                44,270

    Unsecured Water Facilities Revenue Refinancing Bonds

      5.05%   1998 Series A, due 2028                                                        9,670                 9,705
      5.125% 1998 Series B, due 2028                                                         7,770                 7,770
    Other

      5.5% Unsecured Promissory Note                                                            25                    37
                                                                                         ----------           -----------
            Total Connecticut Water Company                                                 61,735                61,782

  Crystal Water Utilities Corporation

      8.0% New London Trust, Due 2017                                                          126                   126
                                                                                         ----------           -----------

  Crystal Water Company of Danielson

     7.82% Connecticut Development Authority, Due 2020                                         495                   495
     8.0% New London Trust, Due 2011                                                            --                 2,033
                                                                                         ----------           -----------
     Total Crystal Water Company                                                               495                 2,528
                                                                                         ----------           -----------

  Chester Realty

     6% Note Payable, Due 2006                                                                  97                    97
                                                                                         ----------           -----------

  Barnstable Water Company

     10.2% Indianapolis Life Insurance Co., Due 2011                                         1,525                 1,625
                                                                                         ----------           -----------

           Total Connecticut Water Service, Inc.                                            63,978                66,158
                                                                                         ----------           -----------
           Less Current Portion                                                               (172)               (2,205)
                                                                                         ----------           -----------
           Total Long-Term Debt                                                             63,806                63,953
                                                                                         ----------           -----------

          TOTAL CAPITALIZATION                                                            $135,538              $135,583
                                                                                         ==========           ===========

   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             2002              2001
                                                           (UNAUDITED)      (UNAUDITED)
                                                            --------        --------
Operating Revenues                                          $ 10,284        $ 10,228
                                                            --------        --------

Operating Expenses

  Operation and Maintenance                                    4,468           4,440
  Depreciation                                                 1,230           1,225
  Income Taxes                                                   883             861
  Taxes Other Than Income Taxes                                1,204           1,237
                                                            --------        --------
       Total Operating Expenses                                7,785           7,763
                                                            --------        --------

Utility Operating Income                                       2,499           2,465
                                                            --------        --------

Other Income (Deductions), Net of Taxes

  Gain on Property Transactions                                   --           1,117
  Non-Water Sales Earnings                                        80              64
  Allowance for Funds Used During Construction                   115              99
  Merger Costs                                                    --            (320)
  Other                                                           34              23
                                                            --------        --------
       Total Other Income (Deductions), Net of Taxes             229             983
                                                            --------        --------

Interest and Debt Expense

  Interest on Long-Term Debt                                     972           1,028
  Other Interest Charges                                         107              80
  Amortization of Debt Expense                                    96              56
                                                            --------        --------
       Total Interest and Debt Expense                         1,175           1,164
                                                            --------        --------

Net Income Before Preferred Dividends                          1,553           2,284
Preferred Stock Dividend Requirement                               9               9
                                                            --------        --------
Net Income Applicable to Common Stock                       $  1,544        $  2,275
                                                            ========        ========

Weighted Average Common Shares Outstanding:
   Basic                                                       7,656           7,610
   Diluted                                                     7,724           7,640

Earnings Per Common Share:
   Basic                                                    $   0.20        $   0.30
   Diluted                                                  $   0.20        $   0.30

Dividends Per Common Share                                  $   0.20        $   0.19

   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME For the Twelve
                      Months Ended March 31, 2002 and 2001

                    (In thousands, except per share amounts)


                                                             2002              2001
                                                           (UNAUDITED)      (UNAUDITED)
                                                            --------         --------
Operating Revenues                                          $ 45,448         $ 44,000
                                                            --------         --------

Operating Expenses

  Operation and Maintenance                                   20,104           18,457
  Depreciation                                                 4,842            4,788
  Income Taxes                                                 4,799            4,518
  Taxes Other Than Income Taxes                                4,355            4,757
                                                            --------         --------
       Total Operating Expenses                               34,100           32,520
                                                            --------         --------

Utility Operating Income                                      11,348           11,480
                                                            --------         --------

Other Income (Deductions), Net of Taxes

  Gain on Property Transactions                                    4            1,629
  Non-Water Sales Earnings                                       388              268
  Allowance for Funds Used During Construction                   455              415
  Merger Costs                                                   (32)            (549)
  Other                                                          188              179
                                                            --------         --------
       Total Other Income (Deductions), Net of Taxes           1,003            1,942
                                                            --------         --------

Interest and Debt Expense

  Interest on Long-Term Debt                                   4,001            4,107
  Other Interest Charges                                         380              464
  Amortization of Debt Expense                                   262              222
                                                            --------         --------
       Total Interest and Debt Expense                         4,643            4,793
                                                            --------         --------

Net Income Before Preferred Dividends                          7,708            8,629
Preferred Stock Dividend Requirement                              38               38
                                                            --------         --------
Net Income Applicable to Common Stock                       $  7,670         $  8,591
                                                            ========         ========

Weighted Average Common Shares Outstanding:
   Basic                                                       7,630            7,606
   Diluted                                                     7,712            7,635

Earnings Per Common Share:
   Basic                                                    $   1.01         $   1.13
   Diluted                                                  $   0.99         $   1.13

Dividends Per Common Share                                  $   0.81         $   0.77


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
               For the Three Months Ended March 31, 2002 and 2001

                    (In thousands, except per share amounts)



                                                                    2002          2001
                                                                  (UNAUDITED)    (UNAUDITED)
                                                                  ------------   ----------
Balance at Beginning of Period                                      $24,441        $22,145
Net Income Before Preferred Dividends of Parent                       1,553          2,284
                                                                    -------        -------
                                                                     25,994         24,429
                                                                    -------        -------

Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share                        3              3
     Cumulative Preferred, Series $.90, $.225 per share                   6              6
     Common Stock - 2002 $.20 per share; 2001 $.19 per share          1,541          1,451
                                                                    -------        -------
                                                                      1,550          1,460
                                                                    -------        -------

Balance at End of Period                                            $24,444        $22,969
                                                                    =======        =======

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
              For the Twelve Months Ended March 31, 2002 and 2001

                    (In thousands, except per share amounts)


                                                                    2002          2001
                                                                 (UNAUDITED)    (UNAUDITED)
                                                                 ----------     ----------
Balance at Beginning of Period                                      $22,969        $20,250
Net Income Before Preferred Dividends of Parent                       7,708          8,629
                                                                    -------        -------
                                                                     30,677         28,879
                                                                    -------        -------

Dividends Declared:
     Cumulative Preferred, Class A, $.80 per share                       12             12
     Cumulative Preferred, Series $.90, $.90 per share                   26             26
     Common Stock - 2002 $.81 per share; 2001 $.77 per share          6,195          5,872
                                                                    -------        -------
                                                                      6,233          5,910
                                                                    -------        -------

Balance at End of Period                                            $24,444        $22,969
                                                                    =======        =======

   The accompanying notes are an integral part of these financial statements.

                                                                          Page 8
                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001

                                 (In thousands)


                                                                                        2002          2001
                                                                                     (UNAUDITED)   (UNAUDITED)
                                                                                       -------         -------
Operating Activities:
  Net Income Before Preferred Dividends of Parent                                      $ 1,553         $ 2,284
                                                                                       -------         -------

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $43 in 2002, $43 in 2001 charged to other accounts)          1,273           1,268
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues              18              23
      (Increase) Decrease in Other Current Assets                                         (955)         (1,007)
      (Increase) Decrease in Other Non-Current Items                                       115              95
      Increase (Decrease) in Accounts Payable, Accrued Expenses and
        Other Current Liabilities                                                       (2,902)         (3,189)
      Increase (Decrease) in Deferred Federal Income Taxes and
        Investment Tax Credits, Net                                                        235             235
                                                                                       -------         -------
          Total Adjustments                                                             (2,216)         (2,575)
                                                                                       -------         -------

          Net Cash Provided by (Used for) Operating Activities                            (663)           (291)
                                                                                       -------         -------

Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $115 in 2002 and $99 in 2001)                           (1,747)           (862)
                                                                                       -------         -------

Financing Activities:
  Proceeds from Interim Bank Loans                                                       6,613           3,535
  Repayment of Interim Bank Loans                                                       (1,825)         (1,800)
  Proceeds from Issuance of Common Stock                                                    96             219
  Minority Interest                                                                         --            (117)
  Repayment of Long-Term Debt                                                           (2,180)           (200)
  Advances, Contributions and Funds From Others for Construction, Net                    1,654           1,312
  Cash Dividends Paid                                                                   (1,550)         (1,460)
                                                                                       -------         -------
          Net Cash Provided by (Used in) Financing Activities                            2,808           1,489
                                                                                       -------         -------

Net Increase (Decrease) in Cash                                                            398             336
Cash at Beginning of Year                                                                  102             314
                                                                                       -------         -------

Cash at End of Period                                                                  $   500         $   650
                                                                                       =======         =======

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (Net of Amounts Capitalized)                                              $ 1,759         $ 1,217
    State and Federal Income Taxes                                                     $    17         $    60


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

2. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed on the following page:

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                                          3 Months Ended                        12 Months Ended
                                                      ----------------------         ---------------------------------------
                                                      3/31/02        3/31/01         3/31/02        3/31/01         12/31/01
                                                      -------        -------         -------        -------         --------
Common Shares Outstanding:
         January 1, 2001                                   --             --              --             --        7,604,594
         April 1, 2001 & 2000
            respectively                                   --                      7,609,267      7,603,901               --
         January 1, 2002 & 2001
            respectively                            7,649,362      7,604,594              --             --               --
Common Shares Issued:
         To CSE - June 15, 2000                            --             --              --            248               --
         To CSE - September 15, 2000                       --             --              --            213               --
         To CSE - December 15, 2000                        --             --               -            232                -
         To PSP- January 13, 2001                          --          8,607              --          8,607           18,607
         To PSP - February 17, 2001                        --        (4,216)              --        (4,216)          (4,216)
         To CSE - March 15, 2001                           --            282              --            282              282
         To CSE - June 15, 2001                            --             --             239             --              239
         To SOE - August 20, 2001                          --             --           9,898             --            9,898
         To SOE - August 21, 2001                          --             --           2,145             --            2,145
         To SOE - August 22, 2001                          --             --           1,969             --            1,969
         To CSE - September 15, 2001                       --             --             232             --              232
         Liquidation Fractional Shares                     --             --           (752)             --            (752)
         To SOE - September 17, 2001                       --             --          10,100             --           10,100
         To SOE - September 18, 2001                       --             --           1,969             --            1,969
         To SOE - December 5, 2001                         --             --           6,059             --            6,059
         To SOE - December 7, 2001                         --             --           1,200             --            1,200
         To SOE - December 10, 2001                        --             --           3,200             --            3,200
         To SOE - December 11, 2001                        --             --           3,637             --            3,637
         To CSE - December 15, 2001                        --             --             209             --              209
         To PSP - January 10, 2002                      6,710             --           6,710             --               --
         To PSP - February 14, 2002                   (1,109)             --         (1,109)             --               --
         To CSE - March 15, 2002                          265             --             265             --               --
         To SOE - March 18, 2002                          400             --             400             --               --
         To SOE - March 19, 2002                        1,000             --           1,000             --               --
         To SOE - March 21, 2002                        1,700             --           1,700             --               --
         To SOE - March 22, 2002                        2,400             --           2,400             --               --
         To SOE - March 25, 2002                        1,000             --           1,000             --               --
                                                     --------      ---------       ---------      ---------        ---------
Common Shares Outstanding:
         March 31, 2002 & 2001
           respectively                             7,661,728      7,609,267       7,661,728      7,609,267
                                                    =========      =========       =========      =========
         December 31, 2001                                                                                         7,649,362
                                                                                                                   =========
Weighted Average Common Shares Outstanding:
         Days outstanding basis
              Basic                                 7,655,643      7,610,092       7,630,263      7,605,637        7,619,031
                                                    =========      =========       =========      =========        =========
              Fully Diluted                         7,723,915      7,640,237       7,712,011      7,634,200        7,680,915
                                                    =========      =========       =========      =========        =========

PSP   =  Performance Stock Program
CSE   =  Common Stock Equivalents
SOE   =  Stock Option Exercised

PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

LIQUIDITY AND CORPORATE RESOURCES

         At March 31, 2002, the Company had a total of $9,000,000 in lines of credit with two banks. Availability under the lines of credit as of March 31, 2002 was $2,387,496. The Company, to increase its financial flexability in the future, increased one of its lines of credit by $3,000,000 in May 2002, giving it a total of $12,000,000 in lines of credit with two (2) banks.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES


RESULT OF OPERATIONS

         THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.

         Net income applicable to common stock for the three months ended March 31, 2002 decreased from that of March 31, 2001 by $731,000, or $.10 per average common share. The decrease in net income was primarily due to the $754,000 decrease in Other Income (Deductions). The largest contributing factor to the Company's decrease in Other Income (Deductions) was the reduction in Gain on Property Transactions. The Company has not yet completed a planned land donation for 2002. The prior year land donation was completed within the first quarter. The $1,117,000 reduction in Gain on Property Transactions is partially offset by the $320,000 decrease in Merger Costs.

         Utility Operating Income for the three months ended March 31, 2002 increased from that of March 31, 2001 by $34,000. This increase in Utility Operating Income is primarily due to increased Operating Revenues and decreased Taxes Other Than Income partially offset by an increase in Operation and Maintenance and Income Taxes.

COMMITMENTS AND CONTINGENCIES

         Federal Tax Audit - The Company has been informed by the Internal Revenue Service (IRS) that the IRS intends to audit the Company's federal income tax return for the calendar year 2000. The Company intends to fully cooperate and respond to all information document requests put forth by the auditor. At this time, the Company does not have sufficient information to determine the amount, if any, of additional liability that may result from this proceeding. The Company does not anticipate that this audit will have a material effect on its consolidated results of operations or financial position.

         Hungerfords - In 1999, the Company formed a three-year joint venture with Hungerfords, Inc., a pump service provider, which has been in business in Connecticut for over 75 years. The three-year period ended in February 2002. The Company is evaluating whether specific financial targets were met and will decide during the second quarter of 2002 on the nature of its future business relationship with Hungerfords, Inc.

         Unionville - The Company is pursuing the acquisition of Unionville Water Company located in Farmington, Connecticut. The Company filed a Form S-4 with the Securities and Exchange Commission (SEC) on April 24, 2002. The Company has been informed that the SEC will not review the Form S-4. In April 2002, the Company also filed an application with the Connecticut Department of Public Utility Control (DPUC)requesting that the DPUC approve the proposed merger.

         Moles Environmental Services - Connecticut Water Utility Services, Inc., (CWUS) a subsidiary of the Company, has signed a Letter Of Intent
(LOI)with Moles Environmental Services, Inc. (MES), of Taunton, Massachusetts. The LOI calls for CWUS to acquire the assets of MES. MES provides certain environmental services including contract operations of water and wastewater treatment systems owned by other parties in Massachusetts. The companies are currently working to produce a definitive agreement for acquisition.

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

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES


PART II, ITEM 1:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 26, 2002, at its annual meeting, the stockholders of Connecticut Water Service, Inc. elected the following directors for, a three year term until 2005:

                                                                      Number of Common Shares Cast
                                                                      ----------------------------

                                                                                                     Abstentions
                                                        Affirmative             Negative            and Non-Votes
                                                        -----------             --------            -------------
Mark G. Kachur*                                          6,440,201                 0                    87,616
Mary Ann Hanley                                          6,437,933                 0                    89,884
Ronald D. Lengyel                                        6,432,962                 0                    94,855
David A Lentini                                          6,131,670                 0                   396,197

* New Board members

         On April 26, 2002, at its annual meeting, the stockholders of Connecticut Water Service, Inc. elected the following directors for, a one year term until 2003:

                                                                      Number of Common Shares Cast
                                                                      ----------------------------

                                                                                                     Abstentions
                                                        Affirmative             Negative            and Non-Votes
                                                        -----------             --------            -------------
Carol P. Wallace*                                        6,447,152                 0                    80,665

* New Board member

         Preferred Series A stockholders cast the following votes for each of the Directors listed above. There were no abstentions for any of the Directors listed above.

                                                               Number of Preferred
                                                                  Series A Cast
                                                                  -------------

                                                        Affirmative             Withheld
                                                        -----------             --------
Mark G. Kachur                                             9,661                    0
Carol P. Wallace                                           9,661                    0
Mary Ann Hanley                                            9,197                  464
Ronald D. Lengyel                                          9,661                    0
David A. Lentini                                           9,611                   50

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES


         Directors whose term of office continues until 2003 are Roger Engle, Lisa Thibdaue, Carol P. Wallace, and Donald B. Wilbur.

         Directors whose term of office continue until 2004 are Marshall T. Chiaraluce, Marcia L. Hincks, Robert F. Neal, and Arthur C. Reeds.

         The appointment of Arthur Andersen, LLP or the appointment of a different independent public accounting firm at any time during 2002 at the discretion of the Board of Directors was ratified.

                                                                          Number of Shares Cast
                                                                          ---------------------

                                                                                                      Abstentions
Arthur Andersen LLP                                      Affirmative            Negative            and Non-Votes
-------------------                                      -----------            --------            -------------
Common Stock                                             5,120,553             1,219,833               187,431
Preferred Series A Stock                                   8,413                 1,042                   206


         The final matter voted at the Annual Meeting was approval of the Amended and Restated Connecticut Water Service, Inc. Performance Stock Program.


                                                                         Number of Shares Cast

                                                                                                      Abstentions
Performance Stock Program                                Affirmative            Negative            and Non-Votes
-------------------------                                -----------            --------            -------------
Common Stock                                             5,935,612              416,566                185,300
Preferred Series A Stock                                   9,199                  462                     0

PART II, ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         A Form 8-K was filed by the Company on May 8, 2002. The following topics were covered in the filing:

         - First Quarter Earnings

         - Dividend Declaration

                                 SIGNATURES PAGE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Connecticut Water Service, Inc.
                                                (Registrant)


Date:    May 14, 2002                  By        /s/   David C. Benoit
                                                 -------------------------------

                                       David C. Benoit
                                       Vice President - Finance

Date:    May 14, 2002                  By:      /s/   Peter J. Bancroft
                                                 -------------------------------

                                       Peter J. Bancroft
                                       Assistant Treasurer