Form 10-Q
period 2002-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2002-08-14
CIK 276209

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

TO

Commission File Number       0-8084

Connecticut Water Service, Inc.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0739839 (I.R.S. Employer Identification No.)

93 West Main Street, Clinton, CT (Address of principal executive offices)	06413-1600 (Zip Code)

(860) 669-8636
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.         Yes         No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a count.
Yes         No

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

7,683,800
Number of shares of common stock outstanding, June 30, 2002

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
June 30, 2002 and 2001

Part I, Item 1: Financial Statements

Consolidated Balance Sheets at June 30, 2002 and December 31, 2001	Page 3

Consolidated Statements of Capitalization at June 30, 2002 and December 31, 2001	Page 4

Consolidated Statements of Income for Three Months Ended June 30, 2002 and 2001	Page 5

Consolidated Statements of Income for Six Months Ended June 30, 2002 and 2001	Page 6

Consolidated Statements of Income for Twelve Months Ended June 30, 2002 and 2001	Page 7

Consolidated Statements of Retained Earnings for Three Months Ended June 30, 2002 and 2001	Page 8

Consolidated Statements of Retained Earnings for Six Months Ended June 30, 2002 and 2001	Page 8

Consolidated Statements of Retained Earnings for Twelve Months Ended June 30, 2002 and 2001	Page 8

Consolidated Statements of Cash Flows for Six Months Ended June 30, 2002 and 2001	Page 9

Notes to Consolidated Financial Statements	Page 10

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 10-12

Part II, Item 6: Exhibits and Reports on Form 8-K	Page 13

Signature Page	Page 14

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
At June 30, 2002 and December 31, 2001
(In thousands)

	June 30,
	2002	Dec. 31,
ASSETS	(Unaudited)	2001

Utility Plant

Utility Plant	$279,016	$267,575

Construction Work in Progress	6,148	12,761

Utility Plant Acquisition Adjustments	(1,309)	(1,309)

	283,855	279,027

Accumulated Provision for Depreciation	(79,286)	(76,697)

Net Utility Plant	204,569	202,330

Other Property and Investments	3,394	3,334

Current Assets

Cash	758	102

Accounts Receivable (Less Allowance, 2002 - $213; 2001 - $234)	5,173	4,811

Accrued Unbilled Revenues	3,267	3,402

Materials and Supplies, at Average Cost	955	869

Prepayments and Other Current Assets	315	239

Total Current Assets	10,468	9,423

Deferred Charges and Regulatory Assets

Unamortized Debt Issuance Expense	5,157	5,308

Unrecovered Income Taxes	9,090	8,963

Postretirement Benefits Other Than Pension	849	849

Other Costs	1,754	1,507

Total Deferred Charges and Regulatory Assets	16,850	16,627

Total Assets	$235,281	$231,714

CAPITALIZATION AND LIABILITIES

Capitalization (See accompanying statements)

Common Stockholders’ Equity	$71,760	$70,783

Preferred Stock	847	847

Long-Term Debt	63,680	63,953

Total Capitalization	136,287	135,583

Current Liabilities

Current Portion of Long Term Debt	151	2,205

Interim Bank Loans Payable	6,813	1,825

Accounts Payable, Accrued Taxes and Accrued Interest	4,876	8,462

Other	308	164

Total Current Liabilities	12,148	12,656

Long-Term Liabilities

Advances for Construction	17,540	16,075

Contributions in Aid of Construction	33,568	32,277

Deferred Federal Income Taxes	19,402	18,902

Unfunded Future Income Taxes	8,223	8,223

Long-term Compensation Arrangements	6,173	6,028

Unamortized Investment Tax Credits	1,940	1,970

Commitments and Contingencies

Total Long-Term Liabilities	86,846	83,475

Total Capitalization and Liabilities	$235,281	$231,714

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At June 30, 2002 and December 31, 2001
(In thousands, except share amounts)

	June 30,
	2002	Dec. 31,
	(Unaudited)	2001

Common Stockholders’ Equity

Common Stock Without Par Value Authorized - 15,000,000 Shares;	$48,398	$47,742

Shares Issued and Outstanding: 2002 - 7,661,974; 2001 - 7,609,506

Stock Issuance Expense	(1,402)	(1,400)

Retained Earnings	24,764	24,441

Total Common Stockholders’ Equity	71,760	70,783

Preferrred Stock

Cumulative Preferred Stock of Connecticut Water Service, Inc. Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300

Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472

Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Cumulative Preferred Stock of Barnstable Water Company Voting, $100 Par Value; Authorized, Issued and Outstanding 750 shares. Redeemable at $105 per share	75	75

Total Preferred Stock	847	847

Long-Term Debt

The Connecticut Water Company First Mortgage Bonds

5.875% Series R, due 2022	14,645	14,670

6.65% Series S, due 2020	8,000	8,000

5.75% Series T, due 2028	5,000	5,000

5.3% Series U, due 2028	4,550	4,550

6.94% Series V, due 2029	12,050	12,050

	44,245	44,270

Unsecured Water Facilities Revenue Refinancing Bonds

5.05% 1998 Series A, due 2028	9,625	9,705

5.125% 1998 Series B, due 2028	7,720	7,770

Other

5.5% Unsecured Promissory Note	15	37

Total Connecticut Water Company	61,605	61,782

Crystal Water Utilities Corporation

8.0% New London Trust, Due 2017	124	126

Crystal Water Company of Danielson

7.82% Connecticut Development Authority, Due 2020	489	495

8.0% New London Trust, Due 2011	—	2,033

Total Crystal	489	2,528

Chester Realty

6% Note Payable, Due 2006	88	97

Barnstable Water Company

10.2% Indianapolis Life Insurance Co., Due 2011	1,525	1,625

Total Connecticut Water Service, Inc.	63,831	66,158

Less Current Portion	(151)	(2,205)

Total Long-Term Debt	63,680	63,953

Total Capitalization	$136,287	$135,583

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2002 and 2001
(In thousands, except per share amounts)

	2002	2001
	(Unaudited)	(Unaudited)

Operating Revenues	$10,727	$10,974

Operating Expenses

Operation and Maintenance	4,895	4,652

Depreciation	1,282	1,233

Income Taxes	826	1,351

Taxes Other Than Income Taxes	1,131	887

Total Operating Expenses	8,134	8,123

Utility Operating Income	2,593	2,851

Other Income (Deductions), Net of Taxes

Gain (Loss) on Property Transactions	142	(7)

Non-Water Sales Earnings	121	106

Allowance for Funds Used During Construction	106	99

Merger Costs	—	(31)

Other	42	76

Total Other Income (Deductions), Net of Taxes	411	243

Interest and Debt Expense

Interest on Long-Term Debt	982	1,002

Other Interest Charges	92	112

Amortization of Debt Expense	54	56

Total Interest and Debt Expense	1,128	1,170

Net Income Before Preferred Dividends	1,876	1,924

Preferred Stock Dividend Requirement	10	10

Net Income Applicable to Common Stock	$1,866	$1,914

Weighted Average Common Shares Outstanding:

Basic	7,673	7,609

Diluted	7,740	7,659

Earnings Per Common Share:

Basic	$0.24	$0.25

Diluted	$0.24	$0.25

Dividends Per Common Share	$0.20	$0.20

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2002 and 2001
(In thousands, except per share amounts)

	2002	2001
	(Unaudited)	(Unaudited)

Operating Revenues	$21,011	$21,202

Operating Expenses

Operation and Maintenance	9,363	9,092

Depreciation	2,512	2,458

Income Taxes	1,709	2,212

Taxes Other Than Income Taxes	2,335	2,124

Total Operating Expenses	15,919	15,886

Utility Operating Income	5,092	5,316

Other Income (Deductions), Net of Taxes

Gain (Loss) on Property Transactions	142	1,110

Non-Water Sales Earnings	201	170

Allowance for Funds Used During Construction	221	198

Merger Costs	—	(351)

Other	76	99

Total Other Income (Deductions), Net of Taxes	640	1,226

Interest and Debt Expense

Interest on Long-Term Debt	1,954	2,030

Other Interest Charges	199	192

Amortization of Debt Expense	150	112

Total Interest and Debt Expense	2,303	2,334

Net Income Before Preferred Dividends	3,429	4,208

Preferred Stock Dividend Requirement	19	19

Net Income Applicable to Common Stock	$3,410	$4,189

Weighted Average Common Shares Outstanding:

Basic	7,664	7,610

Diluted	7,735	7,649

Earnings Per Common Share:

Basic	$0.44	$0.55

Diluted	$0.44	$0.55

Dividends Per Common Share	$0.40	$0.39

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Twelve Months Ended June 30, 2002 and 2001
(In thousands, except per share amounts)

	2002	2001
	(Unaudited)	(Unaudited)

Operating Revenues	$45,201	$44,140

Operating Expenses

Operation and Maintenance	20,347	18,483

Depreciation	4,891	4,809

Income Taxes	4,274	4,719

Taxes Other Than Income Taxes	4,599	4,567

Total Operating Expenses	34,111	32,578

Utility Operating Income	11,090	11,562

Other Income (Deductions), Net of Taxes

Gain (Loss) on Property Transactions	153	1,583

Non-Water Sales Earnings	403	277

Allowance for Funds Used During Construction	462	411

Merger Costs	(1)	(640)

Other	154	257

Total Other Income (Deductions), Net of Taxes	1,171	1,888

Interest and Debt Expense

Interest on Long-Term Debt	3,981	4,083

Other Interest Charges	360	478

Amortization of Debt Expense	260	222

Total Interest and Debt Expense	4,601	4,783

Net Income Before Preferred Dividends	7,660	8,667

Preferred Stock Dividend Requirement	38	38

Net Income Applicable to Common Stock	$7,622	$8,629

Weighted Average Common Shares Outstanding:

Basic	7,646	7,607

Diluted	7,743	7,641

Earnings Per Common Share:

Basic	$1.00	$1.13

Diluted	$0.98	$1.13

Dividends Per Common Share	$0.81	$0.78

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended June 30, 2002 and 2001
(In thousands, except per share amounts)

	2002	2001
	(Unaudited)	(Unaudited)

Balance at Beginning of Period	$24,444	$22,969

Net Income Before Preferred Dividends of Parent	1,876	1,924

	26,320	24,893

Dividends Declared:

Cumulative Preferred, Class A, $.20 per share	3	3

Cumulative Preferred, Series $.90, $.225 per share	7	7

Common Stock - 2002 $.20 per share; 2001 $.20 per share	1,546	1,516

	1,556	1,526

Balance at End of Period	$24,764	$23,367

For the Six Months Ended June 30, 2002 and 2001
(In thousands, except per share amounts)

	2002	2001
	(Unaudited)	(Unaudited)

Balance at Beginning of Period	$24,441	$22,145

Net Income Before Preferred Dividends of Parent	3,429	4,208

	27,870	26,353

Dividends Declared:

Cumulative Preferred, Class A, $.40 per share	6	6

Cumulative Preferred, Series $.90, $.45 per share	13	13

Common Stock - 2002 $.40 per share; 2001 $.39 per share	3,087	2,967

	3,106	2,986

Balance at End of Period	$24,764	$23,367

For the Twelve Months Ended June 30, 2002 and 2001
(In thousands, except per share amounts)

	2002	2001
	(Unaudited)	(Unaudited)

Balance at Beginning of Period	$23,367	$20,677

Net Income Before Preferred Dividends of Parent	7,660	8,667

	31,027	29,344

Dividends Declared:

Cumulative Preferred, Class A, $.80 per share	12	12

Cumulative Preferred, Series $.90, $.90 per share	26	26

Common Stock - 2002 $0.81 per share; 2001 $0.78 per share	6,225	5,939

	6,263	5,977

Balance at End of Period	$24,764	$23,367

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001
(In thousands)

	2002	2001
	(Unaudited)	(Unaudited)

Operating Activities:

Net Income Before Preferred Dividends of Parent	$3,429	$4,208

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:

Depreciation (including $83 in 2002, $117 in 2001 charged to other accounts)	2,595	2,575

Change in Assets and Liabilities:

(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues	(227)	(346)

(Increase) Decrease in Other Current Assets	(162)	(158)

(Increase) Decrease in Other Non-Current Items	(139)	—

Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	(3,442)	(3,327)

Increase (Decrease) in Deferred Federal Income Taxes and Investment Tax Credits, Net	470	470

Total Adjustments	(905)	(786)

Net Cash Provided by (Used for) Operating Activities	2,524	3,422

Investing Activities:

Gross Additions to Utility Plant (including Allowance for Funds Used During Construction of $221 in 2002 and $198 in 2001)	(4,838)	(2,766)

Financing Activities:

Proceeds from Interim Bank Loans	6,813	2,798

Repayment of Interim Bank Loans	(1,825)	(1,800)

Proceeds from Issuance of Common Stock	655	292

Minority Interest	—	(117)

Repayment of Long-Term Debt	(2,327)	(265)

Advances, Contributions and Funds From Others for Construction, Net	2,760	1,899

Cash Dividends Paid	(3,106)	(2,985)

Net Cash Provided by (Used in) Financing Activities	2,970	(178)

Net Increase (Decrease) in Cash	656	478

Cash at Beginning of Year	102	314

Cash at End of Period	$758	$792

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Year for:

Interest (Net of Amounts Capitalized)	$2,141	$2,206

State and Federal Income Taxes	$2,170	$1,760

The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

         The results for interim periods are not necessarily indicative of results to be expected for the year since consolidated earnings are subject to seasonal factors.

2.      Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below:

	3 Months Ended		12 Months Ended

	6/30/02	6/30/01	6/30/02	6/30/01	12/31/01

Common Shares Outstanding, end of period:	7,683,800	7,609,506	7,683,800	7,609,506	7,649,362

Weighted Average Shares Outstanding:

Days outstanding basis

Basic	7,672,598	7,609,699	7,646,042	7,606,975	7,619,031

Fully Diluted	7,716,562	7,648,707	7,743,247	7,641,184	7,680,915

Part I,  Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Company has a total of $12,000,000 in lines of credit provided by two banks. As of June 30, 2002 approximately $5,187,000 of these lines were unused and available to the Company.

Results of Operations

         The following factors had a significant effect upon the Company’s net income for the three months ended June 30, 2002 as compared to the net income for the same period last year.

         Net income applicable to common stock for the three months ended June 30, 2002 decreased from that of June 30, 2001 by $48,000, or $.01 per basic average common share. The decrease in net income resulted from a $258,000 decrease in utility operating income partially offset by a $168,000 increase in net other income (deductions) and a $42,000 decrease in interest and debt expense.

         The decrease in utility operating income was primarily due to the following:

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

•	a $247,000 decrease in operating revenue due to reduced water consumption because of voluntary water use restriction followed by a cool, rainy June;

•	a $244,000 increase in taxes other than income taxes primarily due to property tax rebates received last year which caused the amount of taxes for 2001 to be considerably lower;

•	a $243,000 increase in operation and maintenance expense primarily due to increased insurance and pension expense;

partially offset by

•	a $525,000 decrease in income tax expense, partially due to lower taxable income plus favorable book/tax timing adjustments.

         The major reason for the higher net other income (deductions) was a $149,000 increase in net gains on property transactions resulting primarily from tax benefits the Company received for its May 2002 donation of 10 acres of land to the Town of Avon, Connecticut.

         The following factors had a significant effect upon the Company’s net income for the six months ended June 30, 2002 as compared to the net income for the same period last year.

         Net income applicable to common stock for the six months ended June 30, 2002 decreased from that of June 30, 2001 by $779,000 or $.11 per basic average common share. The decrease in net income resulted from a $586,000 decrease in net other income (deductions), a $224,000 decrease in utility operating income partially offset by a $31,000 decrease in interest and debt expense.

         The largest contributing factor to the Company’s decrease in other income (deductions)was the reduction in gain on property transactions. Land donations were made during the first six months of 2002 and 2001. However, the 2001 donation was significantly greater than the 2002 donation. This $968,000 reduction in Gain on Property Transactions is partially offset by the $351,000 decrease in merger costs.

         The major causes of the lower utility operating income were:

•	a $271,000 increase in operation and maintenance expense primarily due to increased insurance and pension expense;

•	a $54,000 increase in depreciation expense due to the Company’s increased investment in utility plant;

•	a $211,000 increase in taxes other than income taxes resulting from property tax rebates received last year ;

•	a $191,000 decrease in operating revenues due to reduced water consumption because of voluntary water use restrictions followed by a cool, rainy June;

partially offset by

•	a $503,000 decrease in income tax expense partially due to lower taxable income plus favorable book/tax timing adjustments.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

COMMITMENTS AND CONTINGENCIES

         Federal Tax Audit — The Company is under audit by the Internal Revenue Service (IRS) for the Company’s federal income tax return for the calendar year 2000. The Company is fully cooperating and responding to all information document requests made by the IRS. At this time, the Company does not have sufficient information to determine the amount, if any, of additional tax liability that may result from this proceeding. The Company does not anticipate, however, that this audit will have a material effect on its consolidated results of operations or financial position.

         Hungerfords, Inc. (Hungerfords) — In July 2002, the Company decided not to purchase Hungerfords as provided for in the Joint Venture Agreement entered into by both companies in July, 1999. Certain financial targets to be achieved by Hungerfords which would have provided the basis to complete the purchase were not achieved.

         Land Donation — In July 2002, the Company completed the donation of 54.2 acres of unimproved land to the Town of Killingly, CT for protected open space purposes. This is the first of three planned donations to the Town of Killingly. The 2002 donation will result in reduced federal and state income taxes of approximately $293,000. The second and third land donations are expected to be made during calendar years 2003 and 2004, respectively.

FORWARD LOOKING INFORMATION

         This report, including management’s discussion and analysis, contains certain forward looking statements regarding the Company’s results of operations and financial position. These forward looking statements are based on current information and expectations, and are subject to risks and uncertainties, which could cause the Company’s actual results to differ materially from expected results.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Part II,  Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits Required by Item 601 of Regulation S-K.

Exhibit
Number	Description

3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999. (Exhibit 3.2 to Form 10-K for the year ended 12/31/99).

3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1999. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.4	Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).

10.1*	Revolving Credit Facility and Demand Promissory Note of Connecticut Water Service, Inc. with Citizens Bank amended and restated as of May, 2002.

99.1*	Certification of Marshall T. Chiaraluce, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of David C. Benoit, Chief Financial Officer and Vice President — Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On May 8, 2002, the Company filed a current report on Form 8-K to announce the Company=s earnings for the first quarter 2002 and the declaration of dividends.

On June 20, 2002, the Company filed a current report on Form 8-K to report that (1) On June 18, 2002, the Company dismissed Arthur Andersen LLP as the Company’s independent public accountants; and (2) effective June 18, 2002, the Company had retained PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ended December 31, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)

Date: August 14, 2002	By	/s/ David C. Benoit

David C. Benoit

Vice President — Finance

Date: August 14, 2002	By:	/s/ Peter J. Bancroft

Peter J. Bancroft

Assistant Treasurer