Form 10-Q
period 2002-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 2002-11-13
CIK 276209

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

TO

Commission File Number                    0-8084

Connecticut Water Service, Inc.
(Exact name of registrant as specified in its charter)

Connecticut	06-0739839
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

93 West Main Street, Clinton, CT	06413-1600
(Address of principal executive offices)	(Zip Code)

(860) 669-8636
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                Yes    (X)       No   (  )

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a count.     Yes   (  )        No   (  )

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

7,689,716
Number of shares of common stock outstanding, September 30, 2002

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
September 30, 2002 and 2001

Part I, Item 1: Financial Statements
Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	Page 3
Consolidated Statements of Capitalization at September 30, 2002 and December 31, 2001	Page 4
Consolidated Statements of Income for Three Months Ended September 30, 2002 and 2001	Page 5
Consolidated Statements of Income for Nine Months Ended September 30, 2002 and 2001	Page 6
Consolidated Statements of Income for Twelve Months Ended September 30, 2002 and 2001	Page 7
Consolidated Statements of Retained Earnings for Three Months Ended September 30, 2002 and 2001	Page 8
Consolidated Statements of Retained Earnings for Nine Months Ended September 30, 2002 and 2001	Page 8
Consolidated Statements of Retained Earnings for Twelve Months Ended September 30, 2002 and 2001	Page 8
Consolidated Statements of Cash Flows for Nine Months Ended September 30, 2002 and 2001	Page 9
Notes to Consolidated Financial Statements	Page 10
Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 10-13
Part I, Item 4: Controls and Procedures	Page 14
Part I, Item 5: Other Information	Page 14
Part II, Item 6: Exhibits and Reports on Form 8-K	Page 14
Signature Page	Page 15

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
At September 30, 2002 and December 31, 2001
(In thousands)

	September 30
	2002	Dec. 31,
	(Unaudited)	2001

ASSETS
Utility Plant
Utility Plant	$280,810	$267,575
Construction Work in Progress	8,472	12,761
Utility Plant Acquisition Adjustments	(1,309)	(1,309)

	287,973	279,027
Accumulated Provision for Depreciation	(80,475)	(76,697)

Net Utility Plant	207,498	202,330

Other Property and Investments	3,408	3,334

Current Assets
Cash	901	102
Accounts Receivable (Less Allowance, 2002 - $215; 2001 - $234)	5,826	4,811
Accrued Unbilled Revenues	4,027	3,402
Materials and Supplies, at Average Cost	955	869
Prepayments and Other Current Assets	1,331	239

Total Current Assets	13,040	9,423

Deferred Charges and Regulatory Assets
Unamortized Debt Issuance Expense	5,103	5,308
Unrecovered Income Taxes	9,111	8,963
Postretirement Benefits Other Than Pension	849	849
Other Costs	1,837	1,507

Total Deferred Charges and Regulatory Assets	16,900	16,627

Total Assets	$240,846	$231,714

CAPITALIZATION AND LIABILITIES
Capitalization (See accompanying statements)
Common Stockholders’ Equity	$74,081	$70,783
Preferred Stock	847	847
Long-Term Debt	63,676	63,953

Total Capitalization	138,604	135,583

Current Liabilities
Current Portion of Long Term Debt	142	2,205
Interim Bank Loans Payable	8,656	1,825
Accounts Payable, Accrued Taxes and Accrued Interest	4,663	8,462
Other	362	164

Total Current Liabilities	13,823	12,656

Long-Term Liabilities
Advances for Construction	18,660	16,075
Contributions in Aid of Construction	33,694	32,277
Deferred Federal Income Taxes	19,652	18,902
Unfunded Future Income Taxes	8,223	8,223
Long-term Compensation Arrangements	6,268	6,028
Unamortized Investment Tax Credits	1,922	1,970
Commitments and Contingencies

Total Long-Term Liabilities	88,419	83,475

Total Capitalization and Liabilities	$240,846	$231,714

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At September 30, 2002 and December 31, 2001
(In thousands, except share amounts)

	September 30,
	2002	Dec. 31,
	(Unaudited)	2001

Common Stockholders’ Equity
Common Stock Without Par Value Authorized - 15,000,000 Shares;	$48,439	$47,742
Shares Issued and Outstanding: 2002 - 7,689,716; 2001 - 7,649,362
Stock Issuance Expense	(1,402)	(1,400)
Retained Earnings	27,044	24,441

Total Common Stockholders’ Equity	74,081	70,783

Preferrred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472

Total Preferred Stock of Connecticut Water Service, Inc.	772	772
Cumulative Preferred Stock of Barnstable Water Company Voting, $100 Par Value; Authorized, Issued and Outstanding 750 shares. Redeemable at $105 per share.	75	75

Total Preferred Stock	847	847

Long-Term Debt
The Connecticut Water Company
First Mortgage Bonds
5.875% Series R, due 2022	14,645	14,670
6.65% Series S, due 2020	8,000	8,000
5.75% Series T, due 2028	5,000	5,000
5.3% Series U, due 2028	4,550	4,550
6.94% Series V, due 2029	12,050	12,050

Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,625	9,705
5.125% 1998 Series B, due 2028	7,720	7,770
Other
5.5% Unsecured Promissory Note	6	37

Total Connecticut Water Company	61,596	61,782

Crystal Water Utilities Corporation
8.0% New London Trust, Due 2017	123	126

Crystal Water Company of Danielson
7.82% Connecticut Development Authority, Due 2020	486	495
8.0% New London Trust, Due 2011	—	2,033

Total Crystal	486	2,528

Chester Realty
6% Note Payable, Due 2006	88	97

Barnstable Water Company
10.2% Indianapolis Life Insurance Co., Due 2011	1,525	1,625

Total Connecticut Water Service, Inc.	63,818	66,158
Less Current Portion	(142)	(2,205)

Total Long-Term Debt	63,676	63,953

Total Capitalization	$138,604	$135,583

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2002 and 2001
(In thousands, except per share amounts)

	2002	2001
	(Unaudited)	(Unaudited)

Operating Revenues	$13,799	$13,538

Operating Expenses
Operation and Maintenance	4,933	5,282
Depreciation	1,233	1,196
Income Taxes	2,019	2,009
Taxes Other Than Income Taxes	1,206	1,164

Total Operating Expenses	9,391	9,651

Utility Operating Income	4,408	3,887

Other Income (Deductions), Net of Taxes
Gain (Loss) on Property Transactions	295	11
Non-Water Sales Earnings	136	92
Allowance for Funds Used During Construction	106	110
Merger Costs	—	(1)
Other	30	15

Total Other Income (Deductions), Net of Taxes	567	227

Interest and Debt Expense
Interest on Long-Term Debt	968	1,011
Other Interest Charges	92	93
Amortization of Debt Expense	55	55

Total Interest and Debt Expense	1,115	1,159

Net Income Before Preferred Dividends	3,860	2,955
Preferred Stock Dividend Requirement	10	10

Net Income Applicable to Common Stock	$3,850	$2,945

Weighted Average Common Shares Outstanding:
Basic	7,685	7,618
Diluted	7,734	7,677
Earnings Per Common Share:
Basic	$0.50	$0.39
Diluted	$0.50	$0.38
Dividends Per Common Share	$0.205	$0.202

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2002 and 2001
(In thousands, except per share amounts)

	2002	2001
	(Unaudited)	(Unaudited)

Operating Revenues	$34,810	$34,740

Operating Expenses
Operation and Maintenance	14,296	14,374
Depreciation	3,745	3,654
Income Taxes	3,728	4,221
Taxes Other Than Income Taxes	3,541	3,288

Total Operating Expenses	25,310	25,537

Utility Operating Income	9,500	9,203

Other Income (Deductions), Net of Taxes
Gain (Loss) on Property Transactions	437	1,121
Non-Water Sales Earnings	337	262
Allowance for Funds Used During Construction	327	308
Merger Costs	—	(352)
Other	106	114

Total Other Income (Deductions), Net of Taxes	1,207	1,453

Interest and Debt Expense
Interest on Long-Term Debt	2,922	3,041
Other Interest Charges	291	285
Amortization of Debt Expense	205	167

Total Interest and Debt Expense	3,418	3,493

Net Income Before Preferred Dividends	7,289	7,163
Preferred Stock Dividend Requirement	29	29

Net Income Applicable to Common Stock	$7,260	$7,134

Weighted Average Common Shares Outstanding:
Basic	7,671	7,612
Diluted	7,744	7,658
Earnings Per Common Share:
Basic	$0.95	$0.94
Diluted	$0.94	$0.93
Dividends Per Common Share	$0.609	$0.602

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Twelve Months Ended September 30, 2002 and 2001
(In thousands, except per share amounts)

	2002	2001
	(Unaudited)	(Unaudited)

Operating Revenues	$45,462	$45,325

Operating Expenses
Operation and Maintenance	19,998	19,310
Depreciation	4,928	4,800
Income Taxes	4,284	5,071
Taxes Other Than Income Taxes	4,641	4,468

Total Operating Expenses	33,851	33,649

Utility Operating Income	11,611	11,676

Other Income (Deductions), Net of Taxes
Gain (Loss) on Property Transactions	437	1,595
Non-Water Sales Earnings	447	429
Allowance for Funds Used During Construction	458	412
Merger Costs	—	(613)
Other	169	140

Total Other Income (Deductions), Net of Taxes	1,511	1,963

Interest and Debt Expense
Interest on Long-Term Debt	3,938	4,056
Other Interest Charges	359	427
Amortization of Debt Expense	260	223

Total Interest and Debt Expense	4,557	4,706

Net Income Before Preferred Dividends	8,565	8,933
Preferred Stock Dividend Requirement	38	38

Net Income Applicable to Common Stock	$8,527	$8,895

Weighted Average Common Shares Outstanding:
Basic	7,663	7,610
Diluted	7,746	7,650
Earnings Per Common Share:
Basic	$1.11	$1.17
Diluted	$1.10	$1.16
Dividends Per Common Share	$0.812	$0.802

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended September 30, 2002 and 2001
(In thousands, except per share amounts)

	2002	2001
	(Unaudited)	(Unaudited)

Balance at Beginning of Period	$24,764	$23,367
Net Income Before Preferred Dividends of Parent	3,860	2,955

	28,624	26,322

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	3	3
Cumulative Preferred, Series $.90, $.225 per share	7	7
Common Stock - 2002 $.205 per share; 2001 $.202 per share	1,570	1,546

	1,580	1,556

Balance at End of Period	$27,044	$24,766

For the Nine Months Ended September 30, 2002 and 2001
(In thousands, except per share amounts)
	2002	2001
	(Unaudited)	(Unaudited)

Balance at Beginning of Period	$24,441	$22,145
Net Income Before Preferred Dividends of Parent	7,289	7,163

	31,730	29,308

Dividends Declared:
Cumulative Preferred, Class A, $.40 per share	9	9
Cumulative Preferred, Series $.90, $.45 per share	20	20
Common Stock - 2002 $.609 per share; 2001 $.602 per share	4,657	4,513

	4,686	4,542

Balance at End of Period	$27,044	$24,766

For the Twelve Months Ended September 30, 2002 and 2001
(In thousands, except per share amounts)
	2002	2001
	(Unaudited)	(Unaudited)

Balance at Beginning of Period	$24,766	$21,832
Net Income Before Preferred Dividends of Parent	8,565	8,933

	33,331	30,765

Dividends Declared:
Cumulative Preferred, Class A, $.80 per share	12	12
Cumulative Preferred, Series $.90, $.90 per share	26	26
Common Stock - 2002 $0.812 per share; 2001 $0.802 per share	6,249	5,961

	6,287	5,999

Balance at End of Period	$27,044	$24,766

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001
(In thousands)

	2002	2001
	(Unaudited)	(Unaudited)

Operating Activities:
Net Income Before Preferred Dividends of Parent	$7,289	$7,163

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation (including $124 in 2002, $119 in 2001 charged to other accounts)	3,869	3,773
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues	(1,640)	(1,840)
(Increase) Decrease in Other Current Assets	(1,178)	(878)
(Increase) Decrease in Other Non-Current Items	(107)	174
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	(3,601)	(2,289)
Increase (Decrease) in Deferred Federal Income Taxes and Investment Tax Credits, Net	702	705

Total Adjustments	(1,955)	(355)

Net Cash Provided by (Used for) Operating Activities	5,334	6,808

Investing Activities:
Gross Additions to Utility Plant (including Allowance for Funds Used During Construction of $327 in 2002 and $308 in 2001)	(9,052)	(6,071)

Financing Activities:
Proceeds from Interim Bank Loans	8,656	3,298
Repayment of Interim Bank Loans	(1,825)	(1,800)
Proceeds from Issuance of Common Stock	695	964
Minority Interest	—	(117)
Repayment of Long-Term Debt	(2,340)	(326)
Advances, Contributions and Funds From Others for Construction, Net	4,017	3,020
Cash Dividends Paid	(4,686)	(4,542)

Net Cash Provided by Financing Activities	4,517	497

Net Increase in Cash	799	1,234
Cash at Beginning of Year	102	314

Cash at End of Period	$901	$1,548

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest (Net of Amounts Capitalized)	$3,871	$3,310
State and Federal Income Taxes	$2,855	$2,310

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

2.           Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below:

	3 Months Ended		9 Months Ended		12 Months Ended

	9/30/02	9/30/01	9/30/02	9/30/01	12/31/01

Common Shares Outstanding, end of period:	7,689,716	7,635,057	7,689,716	7,635,057	7,649,362

Weighted Average Shares Outstanding:
Days outstanding basis
Basic	7,685,013	7,617,554	7,671,192	7,612,346	7,619,031

Fully Diluted	7,733,691	7,677,316	7,744,085	7,657,502	7,680,915

Part I, Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company has a total of $12,000,000 in lines of credit provided by two banks. The lines of credit expire as follows: $3,000,000 with Citizens Bank on May 31, 2003, $6,000,000 with Citizens Bank on May 31, 2004, and $3,000,000 with Fleet Bank on May 9, 2003. The Company expects the lines to be renewed. As of September 30, 2002 approximately $3,344,000 of these lines were unused and available to the Company.

Results of Operations

The following factors had a significant effect upon the Company’s net income for the three months ended September 30, 2002 as compared to the net income for the same period last year.

Net Income Applicable to Common Stock for the three months ended September 30, 2002 increased from that of September 30, 2001 by $905,000, or $.11 per basic average common share. The increase in Net Income resulted from a $521,000 increase in Utility Operating Income, a $340,000 increase in Net Other Income (Deductions) and a $44,000 decrease in Interest and Debt Expense.

The increase in Utility Operating Income was primarily due to the following:

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

-	a $261,000 increase in Operating Revenue due to increased water consumption brought on by a hot, dry summer and customer growth;

-	a $349,000 decrease in Operation and Maintenance Expense due to one-time payment arrangements in 2001;

partially offset by

-	a $42,000 increase in taxes other than Income Taxes and a $37,000 increase in Depreciation Expense due to the Company’s increased investment in Utility Plant;

-	a $10,000 decrease in Income Taxes.

The major reason for the $340,000 higher Net Other Income (Deductions) was a July 2002 donation of approximately 54 acres of land to the Town of Killingly, Connecticut which resulted in a net after tax gain of $293,000.

The following factors had a significant effect upon the Company’s net income for the nine months ended September 30, 2002 as compared to the net income for the same period last year.

Net Income Applicable to Common Stock for the nine months ended September 30, 2002 increased from that of September 30, 2001 by $126,000 or $.01 per Basic Average Common Share. The increase in Net Income resulted from a $297,000 increase in Utility Operating Income, and a $75,000 decrease in Interest and Debt Expense partially offset by a $246,000 decrease in Net Other Income (Deductions).

The major causes of the increased Utility Operating Income were:

-	a $78,000 decrease in Operation and Maintenance Expense primarily due to one-time payment arrangements in 2001 partially offset by increased pension and insurance expense;

-	a $493,000 decrease in Income Tax Expense primarily due to favorable book/tax timing differences;

-	a $70,000 increase in Operating Revenues due to increased water consumption brought on by a hot, dry summer and customer growth;

partially offset by

-	a $91,000 increase in Depreciation Expense due to the Company’s increased investment in Utility Plant;

-	a $253,000 increase in Taxes Other Than Income Taxes resulting from property tax rebates received last year.

The largest contributing factor to the Company’s decrease in Net Other Income (Deductions)was the reduction in Net Gain on Property Transactions. Land donations were made during the first nine months of 2002 and 2001. However, the 2001 donation was significantly greater than the 2002 donation. This $684,000 reduction in Net Gain on Property Transactions was partially offset by the $352,000 decrease in Net Merger Costs and a $75,000 increase in Net Non-Water Sales Earnings.

COMMITMENTS AND CONTINGENCIES

Unionville Water Company (Unionville) - On October 31, 2002, the Company completed the acquisition of Unionville Water Company located in Farmington, CT. The Company exchanged approximately 249,700 shares of its common stock for all of the outstanding shares of Unionville’s common stock. The exchange ratio was approximately 4.16 shares of the Company’s stock for each outstanding share of Unionville stock. The transaction was valued at approximately $6.3 million and will be recorded under the purchase method of accounting.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The Company will operate Unionville as a wholly-owned subsidiary. Unionville serves over 5,400 customers in Farmington and Avon, CT. As a condition of the acquisition, Unionville was granted a limited rate increase by the Connecticut Department of Public Utility Control (DPUC) to recover financing and operating costs related to a new water interconnection with a neighboring water supplier. The rate increase will be reflected on Unionville’s customers’ bills as a surcharge that will be subject to a retroactive refund to ratepayers to the extent that Unionville’s revenues exceed certain levels. As part of its decision, the DPUC has limited the conditions upon which Unionville may seek a rate increase prior to September 1, 2005.

Unionville is funding a major portion of the construction costs of the interconnection with a State Revolving Fund loan.

Federal Tax Audit - The Internal Revenue Service (IRS) completed its audit of the Company’s federal income tax return for the calendar year 2000. The Company was assessed an additional federal tax of $11,000. The Company is also liable for a corresponding state income tax of $3,000.

Hungerfords, Inc. (Hungerfords) - In July 2002, the Company decided not to purchase Hungerfords as provided for in the Joint Venture Agreement entered into by both companies in July, 1999. Certain financial targets to be achieved by Hungerfords, which would have provided the basis to complete the purchase, were not achieved.

Land Donation - In July 2002, the Company completed the donation of 54.2 acres of unimproved land to the Town of Killingly, CT for protected open space purposes. This is the first of three planned donations to the Town of Killingly. The 2002 donation will result in reduced federal and state income taxes of approximately $293,000. The second and third land donations are expected to be made during calendar years 2003 and 2004, respectively.

Middlebury Water System - The Connecticut Water Company, a subsidiary of the Company, reached an agreement with the Town of Middlebury, CT whereby the 180 customers of the Middlebury Water System became customers of The Connecticut Water Company effective October 1, 2002. Under the terms of the agreement, ownership of the Middlebury Water System will transfer to The Connecticut Water Company when the system is fully depreciated in about 60 years. Connecticut Water Company will be responsible for operating and maintaining the system until ownership is transferred. The Middlebury customers will pay to the Company the water rates established by the Middlebury Water Commission.

Aquacell Corporation - New England Water Utility Services (NEWUS), a subsidiary of the Company, has entered into an agreement with Aquacell Technologies Inc., of California to market Aquacell’s self-filling Purific(R) Water Cooler. NEWUS will buy the coolers from Aquacell then lease the coolers under a three-year lease arrangement which includes NEWUS’ installation and periodic servicing of the coolers. The Purific(R) Water Cooler is similar in appearance to a traditional water cooler, but it features an extensive filtration and disinfection system. The water cooler is connected to a domestic water line and the bottle on top of the machine is permanent and serves as a reservoir. The Purific(R) Cooler offers high quality water without the need to store and change the heavy 5-gallon water bottles.

Moles Environmental Services, Inc. - At the present time New England Water Utility Services has decided not to go forward with the acquisition of the assets of Moles Environmental Services, Inc. of Taunton, MA., in the near future. This potential acquisition was first disclosed in the Company’s March 2002 10-Q.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Security - Recent amendments to the Safe Drinking Water Act require all public water systems serving over 3,300 people on an average basis to prepare Vulnerability Assessments (VA) of their critical utility assets. The assessments are to be completed by December 2003 and will be submitted to EPA along with certification that certain critical elements of the assessments are being implemented within our Emergency Contingency Plan. The information within the VA is not subject to release to the public and is protected from Freedom of Information inquiries. Investment in security-related improvements is ongoing and management believes would be chargeable for recovery in future rate proceedings.

CRITICAL ACCOUNTING POLICIES

The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the regulatory commissions to which the Company’s subsidiaries are subject. Management believes that the following accounting policies may involve a higher degree of complexity and judgement.

Revenue Recognition - Revenue from metered customers includes billings to customers based on quarterly meter readings plus an estimate of water used between the customer’s last meter reading and the end of the accounting period. The unbilled revenue amount is listed as a current asset on the balance sheet. The amount recorded as unbilled revenue is generally higher during the summer months when water sales are higher. Based upon historical experience, management believes the Company’s estimate of unbilled revenues is reasonable.

Statement of Financial Accounting Standards - Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation,” (FAS 71) requires cost-based, rate-regulated enterprises such as the Company’s water companies to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which the costs would be charged to expense by an unregulated enterprise. The balance sheet includes regulatory assets and liabilities as appropriate, primarily related to income taxes and post-retirement benefits costs. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FAS 71. Material regulatory assets are earning a return.

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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Part I,  Item 4:  Controls and Procedures

Based on their evaluation of the Company’s internal controls, disclosure controls and procedures within 90 days of the filing date of this report, the Chief Executive Officer and the Chief Financial Officer have concluded that the effectiveness of such controls and procedures is satisfactory. Further, there were not any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part I,  Item 5:  Other Information

The Town of Barnstable, Massachusetts has advised the Company that it is actively considering the acquisition of the Company’s wholly-owned subsidiary, The Barnstable Holding Company. The Town takes the position that it has the right to acquire The Barnstable Holding Company pursuant to the provisions of Massachusetts legislation passed in 1911. The Company has advised the Town of Barnstable that the Company does not believe the Town has any statutory right to acquire The Barnstable Holding Company.

Part II, Item 6:  Exhibits and Reports on Form 8-K

(a)    Exhibits Required by Item 601 of Regulation S-K.

Exhibit
Number	Description

3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999. (Exhibit 3.2 to Form 10-K for the year ended 12/31/99).

3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1999. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.4	Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).

10.1	Revolving Credit Facility and Demand Promissory Note of Connecticut Water Service, Inc. with Citizens Bank amended and restated as of May, 2002.

99.1*	Certification of Marshall T. Chiaraluce, Chief Executive Officer pursuant to Rule 13a-14.

99.2*	Certification of David C. Benoit, Chief Financial Officer and Vice President - Finance pursuant to Rule 13a-14.

(b) Reports on Form 8-K

There have been no Form 8-K filings by the Company since June 20, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc.
(Registrant)

Date:	November 13, 2002	By	/s/ David C. Benoit

David C. Benoit
Vice President - Finance

Date:	November 13, 2002	By:	/s/ Peter J. Bancroft

Peter J. Bancroft
Assistant Treasurer