Form 10-K
period 2002-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2003-03-26
CIK 276209

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2002 or

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

Registrant's telephone number, including area code (860) 669-8636
Registrant's website: www.ctwater.com

Securities registered pursuant to Section 12 (b) of the Act:

         Title of each Class        Name of each exchange on which registered
                NONE                             NOT APPLICABLE

          Securities registered pursuant to Section 12 (g) of the Act:

                                  COMMON STOCK
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [X] No [ ]

         The aggregate market value of the registrant's voting Common Stock held by non-affiliates, computed on the price of such stock at the close of business on June 28, 2002 is $230,588,576.

                                    7,903,053

Number of shares of Common Stock outstanding, March 3, 2003
(excluding 43,642 common stock equivalent shares)

DOCUMENTS INCORPORATED BY REFERENCE

                                              Part of Form 10-K Into Which
           Document                            Document is Incorporated

Definitive Proxy Statement, dated                   Part III
March 18, 2003, for Annual Meeting
of Shareholders to be held on
April 25, 2003.

                                     PART I

ITEM 1. BUSINESS

The Company

The Registrant, Connecticut Water Service, Inc. (referred to as "the Company", "we" or "our") was organized in 1956. Connecticut Water Service, Inc. is a non-operating holding company, whose income is derived from the earnings of its eleven wholly-owned subsidiary companies. In 2002 approximately 90% of the Company's earnings were attributable to water activities carried out within its five regulated water companies: The Connecticut Water Company, The Gallup Water Service, Incorporated, The Crystal Water Company of Danielson, The Barnstable Water Company and The Unionville Water Company. These five companies supply water to 85,536 customers in 42 towns throughout Connecticut and Massachusetts. Each of these companies is subject to state regulation regarding financial issues, rates, and operating issues, and to various other state and federal regulatory agencies concerning water quality and environmental standards. In addition to its regulated utilities, the Company owns six unregulated companies:
Chester Realty, Inc., a real estate company in Connecticut; New England Water Utility Services, Inc., which provides contract water and sewer operations and other water related services; Connecticut Water Emergency Services, Inc., a provider of drinking and pool water by tanker truck; Crystal Water Utilities Corporation, a holding company which owns The Crystal Water Company of Danielson and three small rental properties; BARLACO, a real estate company in Massachusetts; and Barnstable Holding Company, a holding company which owns The Barnstable Water Company and BARLACO. In 2002, these unregulated companies, in conjunction with the regulated water companies, contributed the remaining 10% of CTWS's earnings through real estate transactions as well as services and rentals.

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

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the "INVESTOR INFO (SEC Filings)" section of the Company's Internet website (http://www.ctwater.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

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

In general, the profitability of the water utility industry is largely dependent on the timeliness and adequacy of rates allowed by utility regulatory commissions. In addition, profitability is affected by numerous factors over which we have little or no control, such as costs to comply with security, environmental, and water quality regulations. Inflation and other factors also impact costs for construction, materials and personnel related expenses.

Costs to comply with environmental and water quality regulations are substantial. Since the 1974 enactment of the Safe Drinking Water Act we have spent approximately $50,400,000 in constructing facilities and conducting aquifer mapping necessary to comply with the requirements of the Safe Drinking Water Act, and other federal and state regulations, of which $3,836,000 was expended in the last five years. We are presently in compliance with current regulations, but the regulations are subject to change at any time. The costs to comply with future changes in state or federal regulations, which could require us to modify existing filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.

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

------------------------------------------------------------------------------------------
                                     Date of Last          Allowed             Allowed
                                         Rate             Return on           Return on
                                       Decision             Equity            Rate Base
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Barnstable                               1998               12.5%              11.31%
------------------------------------------------------------------------------------------
Connecticut Water                        1991               12.7%              10.74%
------------------------------------------------------------------------------------------
Crystal                                  1995              12.35%              10.16%
------------------------------------------------------------------------------------------
Gallup                                   1994               N/A*                N/A*
------------------------------------------------------------------------------------------
Unionville                               1999              12.35%               N/A**
------------------------------------------------------------------------------------------

 * Gallup's rates were based on its net income requirement, not on a rate of return methodology.

 ** Unionville's rates were based on a return on equity methodology, not a rate base methodology.

Our Water Systems

Our water infrastructure consists of 28 noncontiguous water systems in the State of Connecticut and one water system in Massachusetts. Our system, in total, consists of 1,358 miles of water main and reservoir storage capacity of 7.0 billion gallons. The safe, dependable yield from our 132 active wells and 20 reservoirs is approximately 52 million gallons per day. Water sources vary among the individual systems, but overall approximately 42% of the total dependable yield comes from reservoirs and 58% from wells.

We supply water, and in most cases, fire protection to all or portions of 42 towns in Connecticut and Massachusetts. The following table lists the customer count, operating revenues and customer water consumption for each of our water companies as of December 31, 2002.

-----------------------------------------------------------------------------------------------------
                                            Number             Water                Customer Water
                                             of              Revenues                Consumption
    Water Company                         customers          ($000's)            (millions of gallons)
-----------------------------------------------------------------------------------------------------
Barnstable Water Company                    7,143            $  2,552                     872
-----------------------------------------------------------------------------------------------------
Connecticut Water Company                  67,926              40,150                   5,884
-----------------------------------------------------------------------------------------------------
Crystal Water Company                       3,657               2,133                     483
-----------------------------------------------------------------------------------------------------
Gallup Water Service                        1,197                 634                      88
-----------------------------------------------------------------------------------------------------
Unionville Water Company*                   5,613                 361                      91
-----------------------------------------------------------------------------------------------------
     Total                                 85,536            $ 45,830                   7,418
-----------------------------------------------------------------------------------------------------

 *  Revenue and consumption figures are for November and December 2002 only.

The following table breaks down the above total figures by customer class:

-------------------------------------------------------------------------------------------------------------------
                                                                      Water                      Customer Water
                                            Number of                Revenues                      Consumption
           Customer Class                   customers                ($000's)                 (millions of gallons)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Residential                                  75,806                  $ 28,680                        5,070
-------------------------------------------------------------------------------------------------------------------
Commercial                                    6,176                     6,036                        1,501
-------------------------------------------------------------------------------------------------------------------
Industrial                                      435                     1,709                          482
-------------------------------------------------------------------------------------------------------------------
Public Authority                                562                     1,436                          351
-------------------------------------------------------------------------------------------------------------------
Fire Protection                               1,641                     7,434                            0
-------------------------------------------------------------------------------------------------------------------
Other (including non-metered accounts)          916                       535                           14
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
     Total                                   85,536                  $ 45,830                        7,418
-------------------------------------------------------------------------------------------------------------------

Disposition of Property

We have established a policy of disposing of various small, discrete parcels of land over the next several years. This land, which is no longer required for water supply purposes, totaled approximately 725 acres at the beginning of December 2002. In 2002, we donated approximately 10 acres of land to the Town of Avon and 54.2 acres to the Town of Killingly for protected open space purposes leaving a balance of approximately 661 acres as of December 31, 2002. Connecticut is continuing to encourage the protection of open space land. Legislation was passed in 2000 creating a new Connecticut corporate tax credit, which makes the donation of our excess land for protected open space purposes potentially more economically beneficial than a sale of the land. The new tax credit, in combination with federal and state charitable contribution deductions, resulted in after-tax gains from Avon and Killingly transactions of approximately $440,000 in 2002. In January 2003, 178 acres of the remaining 661 acres was donated to the Town of Killingly for protected open space purposes.

Competition

Our water companies face competition, presently not material, from a few private water systems operating within, or adjacent to, their franchise areas and from municipal and public authority systems whose service areas in some cases overlap portions of our water companies' franchise areas.

Employees

As of December 31, 2002, we employed a total of 191 persons. Our employees are not covered by collective bargaining agreements. We believe that our relations with our employees are good.

Expansion

In October 2002 we completed our acquisition of The Unionville Water Company in a stock transaction valued at $6.2 million. Unionville Water serves 5,613 customers in Farmington and Avon, Connecticut. As a condition to the acquisition, Unionville was granted a limited rate increase by the Connecticut Department of Public Utility Control (DPUC) to recover financing and operating costs related to a new water interconnection with a neighboring water supplier. This rate increase will be in the form of a surcharge that will begin the date the interconnection is placed into service. The surcharge will be subject to a retroactive refund to ratepayers to the extent that the DPUC determines that Unionville's revenues exceed certain levels. The interconnection will alleviate seasonal water supply shortages that have existed in the Unionville system. The expected in-service date of the interconnection is May 2003.

ITEM 2. PROPERTIES

The properties of our water companies consist of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water. Substantially all of the properties owned by our Barnstable Water, Connecticut Water, Crystal Water and Unionville Water companies are subject to liens as security for debt. The net utility plant balances of the water companies at December 31, 2002 were as follows:

--------------------------------------------------------------------------
                                                     Net Utility Plant
                                                          (000's)
--------------------------------------------------------------------------
Barnstable                                               $  6,501
--------------------------------------------------------------------------
Connecticut Water                                         192,422
--------------------------------------------------------------------------
Crystal                                                     9,825
--------------------------------------------------------------------------
Gallup                                                      3,305
--------------------------------------------------------------------------
Unionville                                                 17,044
--------------------------------------------------------------------------
      Total                                              $229,097
--------------------------------------------------------------------------

The size of each company's system(s) in terms of miles of mains is as follows:

--------------------------------------------------------------------
                                                  Miles of
                                              Transmission and
                                                Distribution
                                                Water Mains
--------------------------------------------------------------------
Barnstable Water                                      101
--------------------------------------------------------------------
Connecticut Water                                   1,067
--------------------------------------------------------------------
Crystal                                                67
--------------------------------------------------------------------
Gallup                                                 18
--------------------------------------------------------------------
Unionville                                            105
--------------------------------------------------------------------
      Total                                         1,358
--------------------------------------------------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the NASDAQ exchange under the symbol "CTWS". Our quarterly high and low stock prices as reported by NASDAQ and the cash dividends we paid during 2002 and 2001 are listed as follows:

------------------------------------------------------------------------
                                  PRICE                    DIVIDENDS
------------------------------------------------------------------------
      Period            HIGH                 LOW             PAID
------------------------------------------------------------------------
2002
------------------------------------------------------------------------
    First Quarter       $31.00              $26.53          $.2022
------------------------------------------------------------------------
    Second Quarter       31.09               24.00          $.2022
------------------------------------------------------------------------
    Third Quarter        30.00               20.35          $.2050
------------------------------------------------------------------------
    Fourth Quarter       27.12               24.05          $.2050
------------------------------------------------------------------------
2001
------------------------------------------------------------------------
    First Quarter       $22.67              $19.50          $.2000
------------------------------------------------------------------------
    Second Quarter       27.16               20.16          $.2000
------------------------------------------------------------------------
    Third Quarter        28.10               22.90          $.2022
------------------------------------------------------------------------
    Fourth Quarter       32.21               25.75          $.2022
------------------------------------------------------------------------

As of March 3, 2003 there were approximately 4,976 holders of record of our common stock.

We presently intend to pay quarterly cash dividends in 2003 on March 17, June 16, September 16 and December 15 subject to our earnings and financial condition, regulatory requirements and other factors our Board of Directors may deem relevant.

ITEM 6 - SELECTED FINANCIAL DATA

SUPPLEMENTAL INFORMATION (UNAUDITED)

Years Ended December 31, (thousands of dollars except per share
amounts and where otherwise indicated)                                 2002              2001              2000
---------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Operating Revenues                                                  $    45,830       $    45,392       $    43,997
Operating Expenses                                                  $    33,996       $    34,078       $    32,335
Operating Income                                                    $    11,834       $    11,314       $    11,662
Interest and Debt Expense                                           $     4,534       $     4,632       $     4,782
Net Income Applicable to Common Stock                               $     8,742       $     8,401       $     7,858
Cash Common Stock Dividends Paid                                    $     6,277       $     6,105       $     5,890
Dividend Payout Ratio                                                        72%               73%               75%
Weighted Average Common Shares Outstanding                            7,717,608         7,619,031         7,604,546
Basic Earnings Per Average Common Share                             $      1.13       $      1.10       $      1.03
Number of Shares Outstanding at Year End                              7,939,713         7,649,362         7,604,594
ROE on Year End Common Equity                                              10.9%             11.9%             11.7%
Declared Common Dividends Per Share*                                $     0.814       $     0.804       $     0.795

CONSOLIDATED BALANCE SHEET
Common Stockholders' Equity                                         $    79,975       $    70,783       $    67,110
Long-Term Debt                                                      $    64,734       $    63,953       $    66,283
Minority Interest                                                   $        --       $        --       $       117
Preferred Stock (Consolidated, Excluding Current Maturities)        $       847       $       847       $       847
---------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                $   145,556       $   135,583       $   134,357
Stockholders' Equity (Includes Preferred Stock)                              56%               53%               51%
Long-Term Debt                                                               44%               47%               49%
Net Utility Plant                                                   $   229,097       $   202,330       $   193,169
Book Value - Per Common Share                                       $     10.07       $      9.25       $      8.82

OPERATING REVENUES BY
REVENUE CLASS
Residential                                                         $    28,680       $    28,621       $    27,364
Commercial                                                                6,036             5,941             5,817
Industrial                                                                1,709             1,687             1,905
Public Authority                                                          1,436             1,460             1,481
Fire Protection                                                           7,434             7,187             6,960
Other (including non-metered accounts)                                      535               496               470
---------------------------------------------------------------------------------------------------------------------
Total Operating Revenues                                            $    45,830       $    45,392       $    43,997
=====================================================================================================================

Number of Customers (Average)                                            82,119            78,156            77,183
Billed Consumption (Millions of Gallons)                                  7,418             7,259             6,911
Number of Employees                                                         191               181               184

Years Ended December 31, (thousands of dollars except per share
amounts and where otherwise indicated)                                  1999             1998
-------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Operating Revenues                                                  $    45,171       $    42,623
Operating Expenses                                                  $    33,382       $    31,302
Operating Income                                                    $    11,789       $    11,321
Interest and Debt Expense                                           $     4,720       $     4,787
Net Income Applicable to Common Stock                               $     7,780       $     7,388
Cash Common Stock Dividends Paid                                    $     5,688       $     5,519
Dividend Payout Ratio                                                        73%               75%
Weighted Average Common Shares Outstanding                            7,593,376         7,579,176
Basic Earnings Per Average Common Share                             $      1.02       $      0.97
Number of Shares Outstanding at Year End                              7,596,141         7,580,879
ROE on Year End Common Equity                                              12.0%             11.8%
Declared Common Dividends Per Share*                                $     0.787       $     0.778

CONSOLIDATED BALANCE SHEET
Common Stockholders' Equity                                         $    64,915       $    62,572
Long-Term Debt                                                      $    67,099       $    67,386
Minority Interest                                                   $       142       $       136
Preferred Stock (Consolidated, Excluding Current Maturities)        $       847       $       847
-------------------------------------------------------------------------------------------------
Total Capitalization                                                $   133,003       $   130,941
Stockholders' Equity (Includes Preferred Stock)                              49%               48%
Long-Term Debt                                                               51%               52%
Net Utility Plant                                                   $   187,613       $   182,202
Book Value - Per Common Share                                       $      8.55       $      8.25

OPERATING REVENUES BY
REVENUE CLASS
Residential                                                         $    28,422       $    26,694
Commercial                                                                6,093             5,678
Industrial                                                                1,850             1,747
Public Authority                                                          1,561             1,394
Fire Protection                                                           6,861             6,728
Other (including non-metered accounts)                                      384               382
-------------------------------------------------------------------------------------------------
Total Operating Revenues                                            $    45,171       $    42,623
=================================================================================================

Number of Customers (Average)                                            76,061            74,971
Billed Consumption (Millions of Gallons)                                  7,330             6,949
Number of Employees                                                         180               189

 * Not restated for acquisitions accounted for under the pooling-of-interests accounting method.

The Consolidated Financial Statements for fiscal years 1992 through 2001 were audited by Arthur Anderen LLP (Andersen) who has ceased operations. A copy of the report previously issed by Andersen on our financial statements as of December 31, 2001 and for the two years then ended is included elsewhere in this Report. Such report has not been reissued by Andersen. Refer to Exhibit 23.2 for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

OVERVIEW

Connecticut Water Service, Inc. (the Company or CTWS) is a non-operating holding company, whose income is derived from the earnings of its eleven wholly-owned subsidiary companies. In 2002, approximately 90% of the Company's earnings were attributable to water activities carried out within its five regulated water companies: The Connecticut Water Company, The Gallup Water Service, Incorporated, The Crystal Water Company of Danielson, The Barnstable Water Company and The Unionville Water Company. These five companies supply water to 85,536 customers in 42 towns throughout Connecticut and Massachusetts. Each of these companies is subject to state regulation regarding financial issues, rates, and operating issues, and to various other state and federal regulatory agencies concerning water quality and environmental standards. In addition to its regulated utilities, the Company owns six unregulated companies: Chester Realty, Inc., a real estate company in Connecticut; New England Water Utility Services, Inc., which provides contract water and sewer operations and other water related services; Connecticut Water Emergency Services, Inc., a provider of drinking and pool water by tanker truck; Crystal Water Utilities Corporation, a holding company which owns The Crystal Water Company of Danielson and three small rental properties; BARLACO, a real estate company in Massachusetts; and Barnstable Holding Company, a holding company which owns The Barnstable Water Company and BARLACO. In 2002, these unregulated companies, in conjunction with the regulated water companies, contributed the remaining 10% of CTWS' earnings through real estate transactions as well as services and rentals.

2002 was the Company's 12th consecutive year of increased earnings and its 33rd consecutive year of increased dividend payments, excluding dividends paid by companies subsequently acquired and accounted for under the "pooling-of-interests" method.

REGULATORY MATTERS AND INFLATION

The Connecticut Water Company is the Company's largest subsidiary serving over 67,900 of the Company's 85,536 utility customers. Connecticut Water Company's revenues, like the Company's other four regulated water companies, are based on regulated rates that are determined in a regulatory rate proceeding. Connecticut Water's last general rate proceeding was in 1991. The resulting rate decision granted Connecticut Water a 12.7% allowed return on common equity and a 10.74% allowed return on rate base.

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

The Company is also subject to environmental and water quality regulations. Costs to comply with environmental and water quality regulations are substantial. We are currently in compliance with current regulations, but the regulations are subject to change at any time. The costs to comply with future changes in state or federal regulations, which could require us to modify current filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in conformity with Generally Accepted Accounting Principles in the United States of America (GAAP) and as directed by the regulatory commissions to which the Company's subsidiaries are subject. See Note 1 for a discussion of our significant accounting policies. The Company believes the following policies are critical to the presentation of its consolidated financial statements.

Public Utility Regulation - Statement of Financial Accounting Standards - Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), requires cost-based, rate-regulated enterprises such as the Company's water companies to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which costs would be charged to expense by an unregulated enterprise. The balance sheet includes regulatory assets and liabilities as appropriate, primarily related to income taxes and post-retirement benefit costs. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FAS 71. Material regulatory assets are earning a return.

Revenue Recognition - Revenue from metered customers includes billings to customers based on quarterly meter readings plus an estimate of water used between the customer's last meter reading and the end of the accounting period. The unbilled revenue amount is listed as a current asset on the balance sheet. The amount recorded as unbilled revenue is generally higher during the summer months when water sales are higher. Based upon historical experience, management believes the Company's estimate of unbilled revenues is reasonable.

OUTLOOK

The Company's profitability is primarily attributable to the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.

After the terrorist strike on September 11, 2001, water companies have had to increase security on their water supplies and facilities. This has resulted in increases in operating and capital costs related to security, which are typically recoverable in a rate proceeding.

The Company has received regulatory approval to donate certain parcels of its land in the years 2003 and 2004. Over the two-year period these donations are expected to contribute approximately $1.6 million to net income as a result of favorable tax treatment under federal and Connecticut tax laws.

LIQUIDITY AND CAPITAL RESOURCES

The Company is not aware of demands, events or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of capital resources.

The Company does not use off-balance sheet arrangements such as securitization of receivables or unconsolidated entities. The Company has no material lease obligations, does not engage in trading or risk management activities and does not have material transactions involving related parties.

Interim Bank Loans Payable at year end 2002 was $6,950,000, which is $5,125,000 higher than at the end of 2001.

We consider the current $12,500,000 lines of credit with three banks adequate to finance any expected short-term borrowing requirements that may arise from operations during 2003. In May 2003, $6,500,000 of the lines of credit expire and the remaining $6,000,000 expires in May 2004. We expect the lines of credit to be renewed. Interest expense charged on interim bank loans will fluctuate based on financial market conditions.

During 2002, the Company incurred approximately $15.7 million of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, contributions in aid of construction and short-term borrowings.

The Board of Directors has approved a $9.5 million construction budget for 2003, net of amounts to be financed by customer advances and contributions in aid of construction. Funds primarily provided by operating activities are expected to finance this entire construction program given normal weather patterns and related operating revenue billings. Refer to Note 10, Utility Plant and Construction Program, in Notes to Consolidated Financial Statements for additional discussion of the Company's future construction program.

RESULTS OF OPERATIONS

    2002 COMPARED WITH 2001

         On October 31, 2002, the Company issued 249,715 shares of its common stock in exchange for all the outstanding common stock of The Unionville Water Company (Unionville). This acquisition was accounted for under the purchase method of accounting; as such only the Balance Sheet and Income Statement activity from the acquisition date forward are included in the financial statements.

         The tables below present the Income Statements and Balance Sheets detailing the balances with and without Unionville. The narrative following the table includes explanations of the Income Statement variances excluding the amounts associated with Unionville.

    CONDENSED BALANCE SHEETS

December 31, (in thousands)                                        2002                             2001
                                                  -------------------------------------     ---------------------
                                                                              Without        Without
                                                  Consolidated   Unionville  Unionville     Unionville   Variance
                                                  ------------   ----------  ----------     ----------   --------
ASSETS
Net Utility Plant                                   $229,097      $17,044     $212,053       $202,330     $ 9,723
Other Property and Investments                         3,557          ---        3,557          3,334         223
Total Current Assets                                  10,373          881        9,492          9,423          69
Total Regulatory and Other
        Long-Term Assets                              21,772        5,621       16,151         16,627        (476)
                                                    ----------------------------------       --------------------
         Total Assets                               $264,799      $23,546     $241,253       $231,714     $ 9,539
                                                    ==================================       ====================

CAPITALIZATION AND LIABILITIES
Capitalization
     Common Stockholders' Equity                    $ 79,975      $ 6,177     $ 73,798       $ 70,783     $ 3,015
     Preferred Stock                                     847          ---          847            847         ---
     Long-Term Debt                                   64,734        1,076       63,658         63,953        (295)
                                                    ----------------------------------       --------------------
         Total Capitalization                        145,556        7,253      138,303        135,583       2,720
Current Liabilities                                   15,478          844       14,634         12,656       1,978
Deferred Credits                                     103,765       15,449       88,316         83,475       4,841
                                                    ----------------------------------       --------------------
          Total Capitalization and Liabilities      $264,799      $23,546     $241,253       $231,714     $ 9,539
                                                    ==================================       ====================

INCOME STATEMENTS

For the years ended, December 31, (in thousands)                      2002                               2001
                                                   -----------------------------------------    ----------------------
                                                                                   Without       Without
                                                    Consolidated   Unionville     Unionville    Unionville    Variance
                                                    ------------   ----------     ----------    ----------    --------
Operating Revenues                                   $ 45,830         $361         $ 45,469      $ 45,392       $  77
                                                     --------------------------------------      --------------------
Operating Expenses
   Operation and Maintenance                           19,531          226           19,305        20,076        (771)
   Depreciation                                         5,187           74            5,113         4,837         276
   Income Taxes                                         4,482            6            4,476         4,777        (301)
   Taxes Other Than Income Taxes                        4,796           36            4,760         4,388         372
                                                     --------------------------------------      --------------------
       Total Operating Expenses                        33,996          342           33,654        34,078        (424)
                                                     --------------------------------------      --------------------
Utility Operating Income                               11,834           19           11,815        11,314         501
                                                     --------------------------------------      --------------------

Other Income (Deductions), Net of
Taxes
   Gain on Property Transactions                          440          ---              440         1,121        (681)
   Non-Water Sales Earnings                               444          ---              444           372          72
   Allowance for Funds Used During Construction           470            8              462           439          23
   Merger Costs                                           ---          ---              ---          (352)        352
   Other                                                  126            1              125           177         (52)
                                                     --------------------------------------      --------------------
      Total Other Income (Deductions),
         Net of Taxes                                   1,480            9            1,471         1,757        (286)
                                                     --------------------------------------      --------------------

Interest and Debt Expenses
   Interest on Long-Term Debt                           3,909           16            3,893         4,057        (164)
   Other Interest Charges                                 365          ---              365           353          12
   Amortization of Debt Expense                           260          ---              260           222          38
                                                     --------------------------------------      --------------------
        Total Interest and Debt Expenses                4,534           16            4,518         4,632        (114)
                                                     --------------------------------------      --------------------

Net Income Before Preferred                             8,780           12            8,768         8,439         329
      Dividends
Preferred Stock Dividend                                   38          ---               38            38         ---
      Requirement
                                                     --------------------------------------      --------------------

Net Income Applicable to Common Stock                $  8,742         $ 12         $  8,730      $  8,401       $ 329
                                                     ======================================      ====================

         Net Income Applicable to Common Stock for 2002 increased from that of 2001 by $329,000, or $.03 per average basic share. The increase was primarily due to the following:

         -        Utility Operating Income increased $501,000:

                  - Operating Expenses decreased $424,000 or 1.2%, primarily due to the decreases in Operation and Maintenance expenses and Income Taxes partially offset by an increase in Depreciation and Taxes Other Than Income Taxes. The decrease in Operation and Maintenance expenses was primarily due to a mark-to-market adjustment on the Company's common stock equivalent shares outstanding of $344,000, lower maintenance expense of $166,000 and a reduction in labor costs of $282,000. The decrease in Income Taxes was primarily due to book tax timing differences. The increase in Depreciation was due to the increased investment in Utility Plant. Taxes Other Than Income Taxes increased primarily because of an increase in Property Taxes due to a one-time property tax rebate in 2001 of $192,000 as well as an overall increase in municipal tax rates in 2002.

                  - Operating Revenues increased $77,000 or .2% in 2002 as compared to 2001. This increase was due to the Company's additional investment in water mains and hydrants, which serves as the basis for Public Fire Protection billing.

         -        Interest and Debt Expenses decreased $114,000:

                  - The decrease in Interest and Debt Expenses was primarily due to the payoff of $2,033,000 of 8% long-term debt in 2002 and the refinancing of the debt with lower rate short-term debt. The weighted cost of the Company's interim debt at December 31, 2002 was 1.77%, as compared with 2.31% at December 31, 2001.

         -        Other Income (Deductions), Net of Taxes:

                  - The decrease was primarily due to the $681,000 decrease in Gain on Property Transactions partially offset by the $352,000 decline in Merger Costs and the $72,000 increase in Non-Water Sales Earnings. The decrease in Gain on Property Transactions was a result of donating land with a higher value in 2001 than the land donated in 2002. The reduction in Merger Costs was due to the requirement to expense such costs under the "pooling-of-interests" accounting treatment of the 2001 Barnstable acquisition. A substantial amount of the increase in Non-Water Sales Earnings was due to our Linebacker(R) maintenance service program. As of December 31, 2002, approximately 11,900 of the Company's customers were protected by Linebacker(R).

2001 COMPARED WITH 2000

         On February 23, 2001, the Company acquired Barnstable Holding Company and accounted for the acquisition as a "pooling-of-interests". Financial statements have been restated to include the results of the acquired company for all periods presented.

         On September 7, 2001, the Company effected a three-for-two stock split. The distribution of these shares increased the number of shares outstanding by 2,562,052 shares. All outstanding common shares and per share amounts in this report have been restated to reflect this stock split. Appropriate adjustments to reflect this stock split were made to the Company's Performance Stock Program, the Savings Plan of the Connecticut Water Company and the Company's Dividend Reinvestment and Common Stock Purchase Plan.

         Net Income Applicable to Common Stock for 2001 increased from that of 2000 by $543,000, or $.07 per average basic share. The increase was primarily due to the following:

         -        Other Income (Deductions), Net of Taxes increased $741,000:

                  - The increase in Other Income was primarily due to The Connecticut Water Company's 2001 donation of 134.1 acres of land to the Town of Middlebury, Connecticut. This donation was responsible for the net after tax gain of $1,121,000 resulting from a Connecticut state income tax credit in addition to state and federal charitable contribution tax deductions.

                  - Non-Water Sales Earnings increased $106,000 or 39.8%, primarily as a result of increased earnings from our unregulated activities. A substantial amount of the increase was due to our Linebacker(R) maintenance service program. Initiated in 2000, for a small annual cost to our customers, the Linebacker(R) program protects participants from incurring large expenses when their service lines break. As of December 31, 2001, approximately 9,600 of the Company's customers are protected by Linebacker(R).

         -        Interest and Debt Expenses decreased $150,000:

                  - The decrease in Interest and Debt Expenses was due both to declines in average balances of interim debt outstanding and lower interest rates. The weighted cost of the Company's interim debt at December 31, 2001 was 2.31% as compared with 7.25% at December 31, 2000.

         -        Utility Operating Income decreased $348,000:

                  - Operating Expenses increased $1,743,000 or 5.4%, primarily due to increased Operation and Maintenance expenses related to increases in wages, employee benefits and maintenance costs; an increase in Depreciation Expense due to increased investment in utility plant; increases in Income Taxes primarily due to higher taxable income, partially offset by a decrease in other taxes primarily due to property tax rebates and lower property tax revaluations. Higher Operating Revenues partially offset the increase in Operating Expenses.

                  - Operation Revenues increased $1,395,000 or 3.2% in 2001 as compared to 2000. This increase was due to increased water consumption brought on by a drier 2001 summer and fall, plus utility customer growth.

COMMITMENTS AND CONTINGENCIES

SECURITY - Recent amendments to the Safe Drinking Water Act require all public water systems serving over 3,300 people on an average basis to prepare Vulnerability Assessments (VA) of their critical utility assets. The assessments are to be completed by December 2003 and will be submitted to the U.S. Environmental Protection Agency along with certification that certain critical elements of the assessments are being implemented within our Emergency Contingency Plan. The information within the VA is not subject to release to the public and is protected from Freedom of Information inquiries. Investment in security-related improvements is ongoing and management believes that the costs associated with any such improvements would be chargeable for recovery in future rate proceedings.

LAND DONATIONS TO BE MADE IN 2003 AND 2004 - On January 31, 2001, we signed an agreement to donate to the Town of Killingly, Connecticut approximately 365 acres of unimproved land for protected open space purposes. This land donation will be broken down into three different parcels with one of the parcels being donated each year from 2002 through 2004. Under current tax law, these donations will result in reduced federal and state income taxes totaling approximately $1,900,000. In 2002, the first parcel consisting of approximately 54 acres was donated for an after tax benefit of $293,000. In January 2003, the second parcel consisting of approximately 178 acres was donated which is expected to result in an after tax benefit of approximately $940,000. The remaining 133 acres are scheduled to be donated in 2004, provided Connecticut tax laws continue to provide favorable tax treatment for such donations, for an expected after tax benefit of approximately $700,000.

REVERSE PRIVATIZATION - Our water companies derive their rights and franchises to operate from state laws that are subject to alteration, amendment or repeal, and do not grant permanent exclusive rights to our service areas. Our franchises are free from burdensome restrictions, are unlimited as to time, and authorize us to sell potable water in all towns we now serve. There is the possibility that states could revoke our franchises and allow a governmental entity to take over some or all of our systems. From time to time such legislation is contemplated.

The Town of Barnstable, Massachusetts has advised the Company that it is actively considering the acquisition of the Company's wholly-owned subsidiary, The Barnstable Holding Company. The Town takes the position that it has the right to acquire The Barnstable Holding Company pursuant to the provisions of Massachusetts legislation passed in 1911. The Company has advised the Town of Barnstable that the Company does not believe the Town has any statutory right to acquire The Barnstable Holding Company.

ENVIRONMENTAL AND WATER QUALITY REGULATION - The Company is subject to environmental and water quality regulations. Costs to comply with environmental and water quality regulations are substantial. We are currently in compliance with current regulations, but the regulations are subject to change at any time. The costs to comply with future changes in state or federal regulations, which could require us to modify current filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.

MORATORIUM ON LAND SALES - On December 4, 2002, the Company entered into a Memorandum of Understanding (MOU) with the State of Connecticut Department of Environmental Protection (DEP). The MOU provides for a voluntary two-year moratorium on the sale of approximately 7,100 acres of undeveloped Class I, II, and III water company lands held by the Company's Connecticut water company subsidiaries. Class I and II water company lands, as defined by Public Health Code regulations, are those that are within the watershed or drainage area of a public water supply. Class III lands are those that are not located within the watershed. Under the terms of the MOU, the DEP in cooperation with the Company's Connecticut water companies will assess and evaluate all undeveloped Class I, II and III land holdings to determine the desirability of the State of Connecticut's acquiring the land for open space and to develop strategies to fund the acquisitions of such properties in fee or by easement from the Company. If the DEP determines that the Company's Class I, II and III land holdings are desirable, the Company and the DEP have agreed to negotiate in good faith to determine a price for the Company's land holdings based upon appraised values. However, the Company is not obligated by the MOU to sell such lands to the State of Connecticut. If the DEP determines that certain parcels of Class III land covered by the MOU do not meet its criteria for desirable open space, the Company can apply to the Department of Public Utility Control to sell or otherwise dispose of the land. The Company has no intention of selling or otherwise disposing of Class I and II lands that have an impact on drinking water supply and water quality. The MOU does not affect the land donation to the Town of Killingly mentioned above.

TAXES - Due to the current environment of state budget deficits, the Company and its subsidiaries may be subject to a higher tax burden through changes in state legislation. Also, the Company's future property tax burden may increase as state aid to towns is decreased.

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

Our water companies are subject to various federal and state regulatory agencies concerning water quality and environmental standards. Generally, the water industry is materially dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant. The ability to maintain our operating costs at the lowest possible level, while providing good quality water service, is beneficial to customers and stockholders. Profitability is also dependent on the timeliness of rate relief, when necessary, and numerous factors over which we have little or no control, such as the quantity of rainfall and temperature, industrial demand, financing costs, energy rates, tax rates, and stock market trends which may affect the return earned on pension assets, and compliance with environmental and water quality regulations. We undertake no obligation to update or revise forward looking statements, whether as a result of new information, future events, or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary market risk faced by the Company is interest rate risk. The Company has no exposure to derivative financial instruments or financial instruments with significant credit risk or off-balance sheet risks and is not subject in any material respect to any currency or other commodity risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries. The Company has $12,500,000 current lines of credit with three banks, under which interim bank loans payable at December 31,2002 were $6,950,000. Management believes that any near-term change in interest rates should not materially affect the consolidated financial position, results of operations or cash flows of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Connecticut Water Service, Inc., and the Notes to Consolidated Financial Statements together with the reports of PricewaterhouseCoopers LLP are included herein on pages F-2 through F-25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

PREVIOUS INDEPENDENT ACCOUNTANTS

On April 26, 2002, shareholders ratified the appointment of Arthur Andersen LLP ("Arthur Andersen") as independent auditors for the fiscal year ending December 31, 2002. On June 18, 2002 the Company dismissed Arthur Andersen as the Company's independent public accountants. The decision to dismiss Arthur Andersen was made by the Company's Board of Directors, based upon a recommendation of its Audit Committee.

Arthur Andersen's reports on the Company's consolidated financial statements for each of the Company's fiscal years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2001 and December 31, 2000 and through June 18, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in
Item 304(a)(1)(v) of the Regulation S-K.

The Company provided Arthur Andersen with a copy of the foregoing Disclosures in June 2002 and attached as Exhibit 16 to the Company's Form 8-K filed on June 20, 2002, a copy of Arthur Andersen's response letter, dated June 19, 2002, stating its agreement with such statements. Refer to Exhibit 23.2 for further discussion.

NEW INDEPENDENT ACCOUNTANTS

Effective June 18, 2002, the Company retained PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ended December 31, 2002. During the fiscal years ended December 31, 2001 and December 31, 2000 and through June 18, 2002, the Company did not consult PricewaterhouseCoopers LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS OF THE COMPANY

                                                                          Period Held or                Term of Office
      Name                 Age                Office                      Prior Position                    Expires
      ----                 ---                ------                      --------------                    -------
M.T.Chiaraluce             60             President, Chief            Held position of President          2003 Annual
                                 Executive Officer and Chairman of    since January, 1992 and               Meeting
                                             the Board                position of Chief Executive
                                                                      Officer since July, 1992

D.C.Benoit                 45     Vice President - Finance, Chief     Held current position or            2003 Annual
                                  Financial Officer and Treasurer     other executive position with         Meeting
                                                                      the company since April, 1996

J.R.McQueen                60     Vice President - Engineering and    Held current position or            2003 Annual
                                              Planning                other management or                   Meeting
                                                                      engineering position with the
                                                                      Company since October, 1965

T.P.O'Neill                49       Vice President - Operations       Held current position or            2003 Annual
                                                                      other engineering position            Meeting
                                                                      with the Company since
                                                                      February, 1980

M.P.Westbrook              43     Vice President - Administration     Held current position or            2003 Annual
                                       and Government Affairs         other management position             Meeting
                                                                      with the Company since
                                                                      September, 1988

P.J.Bancroft               53    Assistant Treasurer and Controller   Held current position or            2003 Annual
                                                                      other accounting position             Meeting
                                                                      with the Company since
                                                                      October, 1979

M.G.DiAcri                 57           Corporate Secretary           Held administrative position        2003 Annual
                                                                      with the Company since                Meeting
                                                                      February, 1990

There are no family relationships between any of the Directors and Executive Officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION- The following table provides information about the Company's common stock that may be issued upon the exercise of options and rights under all of the Company's existing equity compensation plans as of December 31, 2002. The table also includes information about certain other equity compensation plans of the Company previously adopted without stockholder approval.

----------------------------------------------------------------------------------------------------------
                              Number of Securities to   Weighted average   Number of securities remaining
                                  be issued upon       exercise price of    available for issuance under
                                   exercise of            outstanding        equity compensation plans
                               outstanding options,     options, warrants  (excluding securities reflected
                               warrants and rights         and rights              in column (a))
Plan Category                        (a) (#)                 (b)($)                   (c) (#)
----------------------------------------------------------------------------------------------------------
Equity compensation plans                                                             281,582
approved by security                  235,101                $21.41
holders (1)
----------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security                    0                   N/A                   374,002
holders (2)
----------------------------------------------------------------------------------------------------------
                   Total:             235,101                $21.41                   655,584
----------------------------------------------------------------------------------------------------------

1) Includes the Company's Performance Stock Program, amended and restated as of April 26, 2002. This plan is described in Note 13 of the Notes to the Consolidated Financial Statements.

(2) Includes the Dividend Reinvestment and Common Stock Purchase Plan, amended and restated as of November 15, 2001. Under the plan, customers and employees of Connecticut Water and holders of Common Stock who elect to participate may automatically reinvest all or specified percentages of their dividends in additional shares of Common Stock and may also make optional cash payments of up to $1,000 per month to purchase additional shares of Common Stock. The Company may issue shares directly to the Plan's agent in order to meet the requirements of the plan, or may direct the agent administering the Plan on the Company's behalf to buy the shares on the open market at its discretion. 1,200,000 shares have been registered with the Securities and Exchange Commission for that purpose. Under the plan, 825,998 shares had been issued by the Company as of December 31, 2002. Since the third quarter of 1996, the Plan's agent has been buying shares on the open market to satisfy Plan requirements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), the information called for by Items 10, (except for information concerning the executive officers of the Company) 11, 12 (except for the Equity Compensation Plan information) and 13 is hereby incorporated by reference to the Company's definitive proxy statement to be filed on EDGAR on or about March 18, 2003. Information concerning the executive officers of the Company is included as Item 10 of this report.

ITEM 14. CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. Further, there were not any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                                                                            Page

                  Index to Consolidated Financial Statements and Schedule    F-1

                  Reports of Independent Public Accountants                  F-2

                  Consolidated Statements of Income for the years
                  Ended December 31, 2002, 2001, and 2000                    F-4

                  Consolidated Balance Sheets at December 31, 2002
                  and 2001                                                   F-5

                  Consolidated Statements of Cash Flows for the
                  years ended December 31, 2002, 2001 and 2000               F-6

                  Notes to Consolidated Financial Statements                 F-7

         2.       Financial Statement Schedules:

                  The following schedules of the Company are included on the attached pages as indicated:

                  Reports of Independent Public Accountants
                  on Schedule                                                S-1

                  Schedule II Valuation and Qualifying Accounts
                  and Reserves for the years ended December 31,
                  2002, 2001 and 2000                                        S-2

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

                           None

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                     Page

Index to Consolidated Financial Statements and Schedule              F-1

Reports of Independent Public Accountants                            F-2

Consolidated Statements of Income for the years ended
         December 31, 2002, 2001 and 2000                            F-4

Consolidated Balance Sheets at December 31, 2002, and 2001           F-5

Consolidated Statements of Cash Flows for the years ended
         December 31, 2002, 2001 and 2000                            F-6

Notes to Consolidated Financial Statements                           F-7

Reports of Independent Public Accountants on Schedule                S-1

Valuation and Qualifying Accounts                                    S-2

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:

In our opinion, the accompanying balance sheet as of December 31, 2002 presents fairly, in all material respects, the financial position of Connecticut Water Service, Inc. and subsidiaries at December 31, 2002, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The financial statements of Connecticut Water Service, Inc. and subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 12, 2003

Set forth below is a copy of a report previously issued by Arthur Andersen LLP, in connection with the Company's filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with the Company's filing on Form 10-K. See Exhibit 23.2 for further discussion.

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

/s/ Arthur Andersen LLP

Hartford, Connecticut
February 8, 2002

                Connecticut Water Service, Inc. and Subsidiaries             F-4

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, (in thousands, except per share data)              2002             2001             2000
----------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                                $ 45,830         $ 45,392         $ 43,997
                                                                                  --------         --------         --------

Operating Expenses
 Operation and Maintenance                                                          19,531           20,076           18,380
 Depreciation                                                                        5,187            4,837            4,718
 Income Taxes                                                                        4,482            4,777            4,579
 Taxes Other Than Income Taxes                                                       4,796            4,388            4,658
                                                                                  --------         --------         --------

   Total Operating Expenses                                                         33,996           34,078           32,335
                                                                                  --------         --------         --------

Utility Operating Income                                                            11,834           11,314           11,662
                                                                                  --------         --------         --------

Other Income (Deductions), Net of Taxes
 Gain on Property Transactions                                                         440            1,121              532
 Non-Water Sales Earnings                                                              444              372              266
 Allowance for Funds Used During Construction                                          470              439              416
 Merger Costs                                                                            -             (352)            (408)
 Other                                                                                 126              177              210
                                                                                  --------         --------         --------

   Total Other Income (Deductions), Net of Taxes                                     1,480            1,757            1,016
                                                                                  --------         --------         --------

Interest and Debt Expenses
 Interest on Long-Term Debt                                                          3,909            4,057            4,100
 Other Interest Charges                                                                365              353              460
 Amortization of Debt Expense                                                          260              222              222
                                                                                  --------         --------         --------

   Total Interest and Debt Expenses                                                  4,534            4,632            4,782
                                                                                  --------         --------         --------

Net Income Before Preferred Dividends                                                8,780            8,439            7,896

Preferred Stock Dividend Requirement                                                    38               38               38
                                                                                  --------         --------         --------

Net Income Applicable to Common Stock                                             $  8,742         $  8,401         $  7,858
                                                                                  ========         ========         ========

Weighted Average Common Shares Outstanding:
 Basic                                                                               7,718            7,619            7,605
 Diluted                                                                             7,771            7,662            7,633

Earnings Per Common Share:
 Basic                                                                            $   1.13         $   1.10         $   1.03
 Diluted                                                                          $   1.12         $   1.10         $   1.03

The accompanying notes are an integral part of these consolidated financial statements.

                                                                      DRAFT COPY

               Connecticut Water Service, Inc. and Subsidiaries              F-5

CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except share amounts)                                    2002              2001
---------------------------------------------------------------------------------------------------------------
ASSETS
 Utility Plant                                                                    $  308,385        $  267,575
 Construction Work in Progress                                                         9,592            12,761
 Utility Plant Acquisition Adjustments                                                (1,278)           (1,309)
                                                                                  ----------        ----------
                                                                                     316,699           279,027
 Accumulated Provision for Depreciation                                              (87,602)          (76,697)
                                                                                  ----------        ----------
  Net Utility Plant                                                                  229,097           202,330
                                                                                  ----------        ----------
 Other Property and Investments                                                        3,557             3,334
                                                                                  ----------        ----------
 Cash                                                                                    464               102
 Accounts Receivable (Less Allowance, 2002 - $240; 2001 - $234)                        5,157             4,811
 Accrued Unbilled Revenues                                                             3,619             3,402
 Materials and Supplies, at Average Cost                                                 960               869
 Prepayments and Other Current Assets                                                    173               239
                                                                                  ----------        ----------
  Total Current Assets                                                                10,373             9,423
                                                                                  ----------        ----------
 Unamortized Debt Issuance Expense                                                     5,080             5,308
 Unrecovered Income Taxes                                                             10,718             8,963
 Post-Retirement Benefits Other Than Pension                                             846               849
 Goodwill                                                                              3,608                 -
 Other Costs                                                                           1,520             1,507
                                                                                  ----------        ----------
  Total Regulatory and Other Long-Term Assets                                         21,772            16,627
                                                                                  ----------        ----------
    Total Assets                                                                  $  264,799        $  231,714
                                                                                  ==========        ==========

CAPITALIZATION AND LIABILITIES
 Common Stockholders' Equity:
  Common Stock Without Par Value:
   Authorized - 15,000,000 Shares - Issued and Outstanding:
     2002 - 7,939,713; 2001 - 7,649,362                                           $   53,069           $46,342
  Retained Earnings                                                                   26,906            24,441
                                                                                  ----------        ----------
   Common Stockholders' Equity                                                        79,975            70,783
Preferred Stock                                                                          847               847
Long-Term Debt                                                                        64,734            63,953
                                                                                  ----------        ----------
    Total Capitalization                                                             145,556           135,583
                                                                                  ----------        ----------
Interim Bank Loans Payable                                                             6,950             1,825
Current Portion of Long-Term Debt                                                        242             2,205
Accounts Payable                                                                       6,539             6,079
Accrued Taxes                                                                            659             1,099
Accrued Interest                                                                         747             1,284
Other Current Liabilities                                                                341               164
                                                                                  ----------        ----------
    Total Current Liabilities                                                         15,478            12,656
                                                                                  ----------        ----------
Advances for Construction                                                             22,069            16,075
                                                                                  ----------        ----------
Contributions in Aid of Construction                                                  43,373            32,277
                                                                                  ----------        ----------
Deferred Federal and State Income Taxes                                               20,633            18,902
                                                                                  ----------        ----------
Unfunded Future Income Taxes                                                           9,871             8,223
                                                                                  ----------        ----------
Long-Term Compensation Arrangements                                                    5,877             6,028
                                                                                  ----------        ----------
Unamortized Investment Tax Credits                                                     1,942             1,970
                                                                                  ----------        ----------
Commitments and Contingencies
                                                                                  ----------        ----------
    Total Capitalization and Liabilities                                          $  264,799        $  231,714
                                                                                  ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                Connecticut Water Service, Inc. and Subsidiaries             F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (in thousands)                          2002              2001             2000
------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net Income Before Preferred Dividends                                 $  8,780          $  8,439         $  7,896
                                                                       --------          --------         --------

 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $164 in 2002, $169 in 2001,
      and $166 in 2000 charged to other accounts)                         5,351             5,006            4,884
    Change in Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable and
         Accrued Unbilled Revenues                                         (165)             (153)             541
      (Increase) Decrease in Other Current Assets                            57              (191)             123
      (Increase) Decrease in Other Non-Current Items                        (89)              (45)              43
      Increase (Decrease) in Accounts Payable, Accrued
         Expenses and Other Current Liabilities                            (867)            1,089              531
      Increase in Deferred Income Taxes and
         Investment Tax Credits, Net                                        747               675            1,168
                                                                       --------          --------         --------
           Total Adjustments                                              5,034             6,381            7,290
                                                                       --------          --------         --------

      Net Cash Provided by Operating Activities                          13,814            14,820           15,186
                                                                       --------          --------         --------

Investing Activities:
 Gross Additions to Utility Plant (including
  Allowance For Funds Used During Construction of
  $470 in 2002, $439 in 2001 and $416 in 2000)                          (15,691)          (14,218)         (10,542)
                                                                       --------          --------         --------

Financing Activities:
 Proceeds from Interim Bank Loans                                         6,950             1,825            1,800
 Repayment of Interim Bank Loans                                         (1,875)           (1,800)          (3,061)
 Reduction of Long-Term Debt Including Current Portion                   (2,376)             (405)            (805)
 Proceeds from Issuance of Common Stock                                     753             1,392              227
 Advances, Contributions and Funds from
  Others for Construction, Net                                            4,992             4,332            2,310
 Costs Incurred to Issue Long-Term Debt and Common Stock                   (192)              (15)              --
 Cash Dividends Paid                                                     (6,315)           (6,143)          (5,928)
                                                                       --------          --------         --------
    Net Cash Provided by (Used in) Financing Activities                   1,937              (814)          (5,457)
                                                                       --------          --------         --------

Net Increase (Decrease) in Cash                                              60              (212)            (813)
Cash at Beginning of Year                                                   102               314            1,127
                                                                       --------          --------         --------
Cash at End of Year Excluding Cash Acquired from Puchase of
 Unionville Water Company                                                   162               102              314
Cash Acquired From Purchase of Unionville Water Company                     302                 -                -
                                                                       --------          --------         --------
Cash at End of Year                                                    $    464          $    102         $    314
                                                                       ========          ========         ========

Non-cash Investing and Financing Activites:
 Purchase of Unionville Water Company by Issuance of
    Company Common Stock (see Note 2 for details)                      $  6,166          $      -         $      -
Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Year for:
  Interest (net of amounts capitalized)                                $  4,811          $  3,836         $  4,176
  State and Federal Income Taxes                                       $  3,780          $  3,260         $  3,580

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -The consolidated financial statements include the operations of Connecticut Water Service, Inc., (the Company) an investor-owned holding company and its eleven wholly owned subsidiaries, listed below:

         The Connecticut Water Company (Connecticut Water)
         The Gallup Water Service, Incorporated (Gallup)
         Crystal Water Utilities Corporation
         The Crystal Water Company of Danielson (Crystal Water)
         Chester Realty, Inc.
         New England Water Utility Services, Inc.
         Connecticut Water Emergency Services, Inc.
         Barnstable Holding Company
         The Barnstable Water Company (Barnstable Water)
         BARLACO
         The Unionville Water Company (Unionville)

During 2002, the Company acquired The Unionville Water Company. This acquisition was accounted for using the purchase method of business combinations.

Connecticut Water, Gallup, Crystal Water, Barnstable Water and Unionville (our "water companies") are public water utility companies serving 85,536 customers in 42 towns throughout Connecticut and Massachusetts.

Crystal Water Utilities Corporation is a holding company, owning the stock of Crystal Water Company of Danielson and three small rental properties.

Chester Realty, Inc. is a real estate company whose net profits from rental of property are included in the Other Income (Deductions), Net of Taxes section of the Consolidated Statements of Income in the Non-Water Sales Earnings category.

New England Water Utility Services, Inc. is engaged in water-related services, including the Linebacker(R) program, and contract operations. Its earnings are included in the Non-Water Sales Earnings category in the Other Income (Deductions), Net of Taxes section of the Consolidated Statements of Income.

Connecticut Water Emergency Services, Inc. is a provider of emergency drinking water and pool water via tanker trucks. Its net earnings are included in the Non-Water Sales Earnings category in the Other Income (Deductions), Net of Taxes section of the Consolidated Statements of Income.

Barnstable Holding Company is a holding company, owning the stock of Barnstable Water Company and BARLACO. BARLACO is a real estate company whose net profits from land sales are included in the Gain on Property Transactions category in the Other Income (Deductions), Net of Taxes section of the Consolidated Statements of Income.

Intercompany accounts and transactions have been eliminated, except those allocating costs for regulatory purposes between our regulated and non-regulated companies.

PUBLIC UTILITY REGULATION - Four of our water companies are subject to regulation for rates and other matters by the Connecticut Department of Public Utility Control (DPUC) and follow accounting policies prescribed by the DPUC. The Barnstable Water Company is subject to the regulation of the Massachusetts Department of Telecommunications and Energy (DTE) and follows accounting policies prescribed by the DTE. The Company prepares its financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP), which includes the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (FAS 71). FAS 71 requires cost-based, rate-regulated enterprises such as our water companies to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which the costs would be charged to expense by an unregulated enterprise. The balance sheets include regulatory assets and liabilities as appropriate, primarily related to income taxes and post-retirement benefit costs. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FAS 71. Material regulatory assets are earning a return.

USE OF ESTIMATES - The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (GAAP), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

REVENUES - Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as public fire protection customers who are billed monthly. Most customers, except fire protection customers are metered. Revenues from metered customers are based on their usage multiplied by approved, regulated rates. Public fire protection charges are based on the length and diameter of the water main, and number of hydrants in service. Private fire protection charges are based on the diameter of the connection to the water main. Our water companies accrue an estimate for the amount of revenues relating to sales earned but unbilled at the end of each quarter.

UTILITY PLANT - Utility plant is stated at the original cost of such property when first devoted to public service. In the case of acquisitions, the difference between the original cost and the cost to our water companies is charged or credited to utility plant acquisition adjustments. Utility plant accounts are charged with the cost of improvements and replacements of property including an allowance for funds used during construction. Retired or disposed of depreciable plant is charged to accumulated provision for depreciation together with any costs applicable to retirement, less any salvage received. Maintenance of utility plant is charged to expense.

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

In order for certain water system acquisitions made in and after 1995 not to degrade earnings, The Connecticut Water Company has received DPUC approval to record AFUDC on certain of its investments in these systems. Through December 31, 2002, Connecticut Water has capitalized approximately $2,333,000 of AFUDC relating to financing these acquisitions. This amount is expected to be recovered in Connecticut Water's next rate case.

Each company's allowed rate of return on rate base is used to calculate its AFUDC.

DEPRECIATION - Over 99% of the Company's depreciable plant is owned by its five water companies. Depreciation is computed on a straight-line basis at various rates as approved by the state regulators on a company by company basis. Depreciation allows the utility to recover the investment in utility plant over its useful life. The overall consolidated company depreciation rate, based on the average balances of depreciable property, was 1.9% for 2002, 2.0% for 2001 and 2.1% for 2000.

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

INCOME TAXES - The Company provides income tax expense for its utility operations in accordance with the regulatory accounting policies of the applicable jurisdictions (Connecticut and Massachusetts). The Connecticut DPUC requires the flow-through method of accounting for most state tax temporary differences as well as for certain federal temporary differences.

The Company computed deferred tax reserves for all temporary book-tax differences using the liability method prescribed in SFAS 109. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. Deferred tax liabilities that have not been reflected in tax expense due to regulatory treatment are described as unfunded future income taxes, and are expected to be recoverable in future years' rates.

The Company believes that all deferred income tax assets will be realized in the future. The majority of all unfunded future income taxes relate to deferred state income taxes.

Deferred Federal Income Taxes consist primarily of amounts that have been provided for accelerated depreciation subsequent to 1981, as required by federal income tax regulations. Deferred taxes have also been provided for temporary differences in the recognition of certain expenses for tax and financial statement purposes as allowed by DPUC ratemaking policies.

MUNICIPAL TAXES - Municipal taxes are generally expensed over the twelve-month period beginning on July 1 following the lien date, corresponding with the period in which the municipal services are provided.

OTHER DEFERRED COSTS - In accordance with ratemaking procedures, costs which benefit future periods, such as tank painting, are expensed over the periods they benefit.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

STOCK OPTIONS - The Company has a Stock-Based Compensation Plan with two components: the Performance Stock Program and the Stock Option Program, which are described more fully in Note 13. Statement of Financial Accounting Standard
(SFAS) No. 123 "Accounting for Stock-Based Compensation," encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB opinion No. 25 "Accounting for Stock Issued to Employees" and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

The Company accounts for its Stock Option Program under the recognition and measurement principles of APB No. 25. As such, no compensation cost related to the Stock Option Program is reflected in Net Income, as all options under this program had an exercise price equal to market value of the underlying common stock on the date of grant. The following table illustrates the effect on Net Income and Earnings Per Share if the Company had applied the fair value recognition provisions of SFAS No. 123 to the Stock Option Program.

                                                                         Year Ended December 31
                                                                         ----------------------
                                                              2002             2001              2000
                                                              ----             ----              ----
(in thousands, except for per share data)
   Net income, as reported                                   $ 8,742          $ 8,401          $  7,858
   Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards, net
    of related tax effects                                      (218)            (264)             (182)
                                                             -------          -------          --------
   Pro forma net income                                      $ 8,524          $ 8,137          $  7,676
                                                             =======          =======          ========

   Earnings per share:
    Basic - as reported                                      $  1.13          $  1.10          $   1.03
                                                             =======          =======          ========
    Basic - pro forma                                        $  1.10          $  1.07          $   1.01
                                                             =======          =======          ========

    Diluted - as reported                                    $  1.12          $  1.10          $   1.03
                                                             =======          =======          ========
    Diluted - pro forma                                      $  1.10          $  1.06          $   1.01
                                                             =======          =======          ========

Under the Company's Performance Stock Program, restricted shares of Common Stock may be awarded annually to officers and key employees. To the extent that the goals established by the Compensation Committee have been attained, the restrictions on the stock are removed. Amounts charged to expense pursuant to the Performance Stock Program were $201,000, $349,000 and $227,000, for 2002, 2001 and 2000, respectively. These amounts are included in Net Income, as reported.

UNAMORTIZED DEBT ISSUANCE EXPENSE - The issuance costs of long-term debt, including the remaining balance of issuance costs on long-term debt issues that have been refinanced prior to maturity, and related call premiums, are amortized over the respective lives of the outstanding debt, as approved by the state regulators.

GOODWILL - The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets" (FAS 142), effective January 1, 2002. SFAS 142 requires that goodwill no longer be amortized on a ratable basis. In accordance with SFAS 142, goodwill must be allocated to reporting units and reviewed for impairment at least annually. The Company utilized a discounted cash flow approach, incorporating its most recent business plan forecasts in the performance of the annual goodwill impairment test.

SFAS 142 also requires that recognizable intangible assets be amortized over their useful lives and tested for impairment. Intangible assets with indefinite useful lives should be reviewed for impairment. The Company has concluded a review of intangible assets, and no adjustment was deemed necessary effective with the adoption of SFAS 142.

EARNINGS PER SHARE - The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the twelve months ended December 31, 2002, 2001, and 2000.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Years ended December 31,                                    2002              2001              2000
------------------------------------------------------------------------------------------------------
Basic earnings per share                                  $   1.13          $   1.10          $   1.03
Dilutive effect of unexercised stock options                   .01                --                --
------------------------------------------------------------------------------------------------------
Diluted earnings per share                                $   1.12          $   1.10          $   1.03
======================================================================================================

Numerator (in thousands):
------------------------------------------------------------------------------------------------------
Basic net income                                          $  8,742          $  8,401          $  7,858
Diluted net income                                        $  8,742          $  8,401          $  7,858

Denominator (in thousands):
------------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding                    7,718             7,619             7,605
Dilutive effect of unexercised stock options                    53                43                28
------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                  7,771             7,662             7,633
======================================================================================================

RECLASSIFICATION - Certain reclassifications have been made to conform previously reported data to the current presentation.

NEW ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. FAS 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and will be effective for the Company commencing with 2003. The provisions of SFAS 145 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. This SFAS requires that a liability for a cost associated with an exit or disposal activity be recorded at fair value when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for an entity that voluntarily changes to the fair-value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for financial statements issued for fiscal years ending after December 15, 2002. The Company does not currently plan to change to the fair-value method of accounting for its stock-based compensation.

NOTE 2: 2002 PURCHASE ACQUISITION

On October 31, 2002, the Company issued 249,715 shares of its common stock in exchange for all the outstanding common stock of The Unionville Water Company (Unionville). The exchange ratio was approximately 4.16 shares of the Company's common stock for each outstanding share of Unionville stock. The transaction was valued at approximately $6.2 million. This acquisition was accounted for under the purchase method of accounting, and as such the balances and income statement activity from the acquisition date forward are included in the financial statements. As a result, goodwill of $3.6 million was recorded and allocated to our water segment. There were no other intangible assets identified as part of the acquisition.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The Company will operate Unionville as a wholly-owned subsidiary. Unionville serves over 5,600 customers in Farmington and Avon, Connecticut. As a condition of the acquisition, Unionville was granted permission by the DPUC to impose a limited rate increase to recover financing and operating costs related to a new water interconnection with a neighboring water supplier, once the interconnection is placed in service. The expected in-service date of the interconnection is May, 2003. The approximate 30% rate increase will be reflected in Unionville's customers' bills as a surcharge that will be subject to a retroactive refund to ratepayers to the extent that the DPUC determines that Unionville's revenues exceed certain levels. As part of its decision, the DPUC has limited the conditions upon which Unionville may seek a rate increase prior to September 1, 2005.

Unionville is planning to fund a major portion of the construction costs of the interconnection mentioned above with a State Revolving Fund Loan.

The tables below presents the Condensed Balance Sheet detailing the Unionville balances on October 31, 2002.

UNIONVILLE
CONDENSED BALANCE SHEET

October 31, 2002 (in thousands)
(Unaudited)
                                                               Before Acquisition         After Acquisition
ASSETS

Net Utility Plant                                                   $ 16,448                  $ 16,448

Total Current Assets                                                     782                       782

Goodwill                                                                 ---                     3,608

Total Regulatory and Other Long-Term Assets                            2,021                     2,021
                                                                    --------                  --------
         Total Assets                                               $ 19,251                  $ 22,859
                                                                    ========                  ========

CAPITALIZATION AND LIABILITIES

Capitalization

     Common Stockholders' Equity                                    $  2,558                  $  6,166

     Long-Term Debt                                                    1,194                     1,194
                                                                    --------                  --------
         Total Capitalization                                          3,752                     7,360

Current Liabilities                                                      577                       577

Deferred Credits                                                      14,922                    14,922
                                                                    --------                  --------
         Total Capitalization and Liabilities                       $ 19,251                  $ 22,859
                                                                    ========                  ========

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 3: INCOME TAX EXPENSE

Income Tax Expense for the years ended December 31, is comprised of the following:

(in thousands)                                              2002              2001              2000
------------------------------------------------------------------------------------------------------
Federal Classified as Operating Expense                   $  4,065          $  4,225          $  4,002
Federal Classified as Other Income:
   Land Sales                                                   --                --                32
   Land Donation                                              (105)             (254)             (132)
   Non-Water Sales                                             276               164               127
   Other                                                       (52)              (42)              (21)
------------------------------------------------------------------------------------------------------
   Total Federal Income Tax Expense                          4,184             4,093             4,008
------------------------------------------------------------------------------------------------------
State Classified as Operating Expense                          417               552               577
State Classified as Other Income:
   Land Sales                                                   (1)               --                 7
   Land Donation                                              (360)           (1,012)             (526)
   Non-Water Sales                                              54                41                29
   Other                                                       (18)                6                 6
------------------------------------------------------------------------------------------------------
   Total State Income Tax Expense (Benefit)                     92              (413)               93
------------------------------------------------------------------------------------------------------
              Total Income Tax Expense                    $  4,276          $  3,680          $  4,101
======================================================================================================

The components of the Federal and State income tax provisions are:

                                                            2002              2001              2000
------------------------------------------------------------------------------------------------------
Current:
   Federal                                                $  2,835          $  3,062          $  2,853
   State                                                       192               (48)               80
------------------------------------------------------------------------------------------------------
       Total Current                                         3,027             3,014             2,933
------------------------------------------------------------------------------------------------------
Deferred Income Taxes, Net:
   Federal
       Investment Tax Credit                                   (63)              (63)              (61)
       Capitalized Interest                                     23                23                42
       Depreciation                                            798               910             1,119
       Other                                                   591               161                55
------------------------------------------------------------------------------------------------------
           Total Federal                                     1,349             1,031             1,155
------------------------------------------------------------------------------------------------------
   State
       Depreciation                                              -                (1)                2
       Other                                                  (100)             (364)               11
------------------------------------------------------------------------------------------------------
           Total State                                        (100)             (365)               13
------------------------------------------------------------------------------------------------------
              Total Deferred Income Taxes, Net               1,249               666             1,168
------------------------------------------------------------------------------------------------------
              Total                                       $  4,276          $  3,680          $  4,101
======================================================================================================

Deferred income tax liabilities are categorized as follows on the Consolidated Balance Sheet:

                                                            2002              2001
------------------------------------------------------------------------------------
Deferred Federal and State Income Taxes                   $ 20,921          $ 18,902
Unfunded Future Income Taxes                                 7,471             8,223
------------------------------------------------------------------------------------

        Net Deferred Income Tax Liability                 $ 28,392          $ 27,125
====================================================================================

Deferred income tax liabilities are comprised of the following:

                                                            2002              2001
------------------------------------------------------------------------------------
Depreciation                                              $ 27,125          $ 24,057
Other                                                        1,267             3,068
------------------------------------------------------------------------------------
        Net Deferred Income Tax Liability                 $ 28,392          $ 27,125
====================================================================================

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The calculation of Pre-Tax Income is as follows:

                                                            2002              2001              2000
------------------------------------------------------------------------------------------------------
Pre-Tax Income
   Net Income Before Preferred Dividends                  $  8,780          $  8,439          $  7,896
   Minority Interest Included (Deducted) Above                  --                --               (19)
   Income Taxes                                              4,276             3,680             4,101
------------------------------------------------------------------------------------------------------
              Total Pre-Tax Income                        $ 13,056          $ 12,119          $ 11,978
======================================================================================================

In accordance with required regulatory treatment, deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate. The differences between the effective income tax rate recorded by the Company and the statutory federal tax rate are as follows:

                                                                       2002              2001              2000
---------------------------------------------------------------------------------------------------------------
Federal Statutory Income Tax Rate                                      34.0%             34.0%             34.0%
   Tax Effect of Differences:
       State Income Taxes Net of Federal Benefit:
           State Income Tax Excluding Land Donation Credit              2.3%              3.3%              3.4%
           Land Donation Credit                                        (1.8%)            (5.5%)            (2.9%)
       Depreciation                                                      .5%              1.2%              1.8%
       Charitable Contribution - Land Donation                         (1.7%)            (4.5%)            (2.1%)
       Pension Costs                                                    (.7%)              .6%               .3%
       Debt Refinancing Costs                                            .2%               .2%               .2%
       Non-deductible Merger Costs                                       --               1.0%              1.5%
       Bad Debt                                                          --                --               (.9%)
       Common Stock Equivalents                                          --               1.1%               .3%
       Other                                                             --              (1.0%)            (1.4%)
---------------------------------------------------------------------------------------------------------------
              Effective Income Tax Rate                                32.8%             30.4%             34.2%
===============================================================================================================

NOTE 4: COMMON STOCK

The Company has 15,000,000 authorized shares of common stock, no par value. A summary of the changes in the common stock accounts for the period January 1, 2000 through December 31, 2002, appears below:

                                                                            Issuance
(in thousands, except share data)                              Shares        Amount        Expense         Total
------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                                      7,596,141     $ 46,123      $ (1,385)       $ 44,738

   Stock and equivalents issued through
       Performance Stock Program                                  8,453          227            --             227
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                                    7,604,594       46,350        (1,385)         44,965

   Stock and equivalents issued through
       Performance Stock Program                                  5,353          457            --             457
   Purchase Minority Interest of Barnstable
       Holding Company                                               --          125            --             125
   Stock Split - fractional shares                                 (752)          --           (11)            (11)
   Stock Options Exercised                                       40,167          810            (4)            806
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                    7,649,362       47,742        (1,400)         46,342

   Purchase Unionville Water Company                            249,715        6,166          (190)          5,976
   Stock and equivalents issued through
       Performance Stock Program                                  6,672           21            --             21
   Stock Options Exercised                                       33,964          732            (2)            730
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002 (1)                                7,939,713     $ 54,661      $ (1,592)       $ 53,069
==================================================================================================================

(1) Includes 700 restricted and 37,108 common stock equivalent shares issued through the Performance Stock Program through December 31, 2002.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The Company's Shareholder Rights Plan was authorized by the Board of Directors on August 12, 1998. Pursuant to the Plan, the Board authorized a dividend distribution of one Right to purchase one one-hundredth of a share of Series A Junior Participating Preference Stock of the Company for each outstanding share of the Company's common stock. The distribution was affected October 11, 1998.

Upon the terms of the Shareholder Rights Plan, each Right will entitle shareholders to buy one one-hundredth of a share of Series A Junior Participating Preference Stock at a purchase price of $90, and the Rights will expire October 11, 2008. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock, or announces a tender or exchange offer for 15% or more of the Company's common stock. The Board will be entitled to redeem the Rights at $0.01 per Right at any time before such acquisition occurs, and upon certain conditions after such a position has been acquired.

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

NOTE 5: ANALYSIS OF RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 2000 through December 31, 2002, appears below:

(in thousands, except per share data)                          2002              2001              2000
---------------------------------------------------------------------------------------------------------
Balance, Beginning of Year                                   $ 24,441          $ 22,145          $ 20,177
Income Before Preferred Stock Dividends                         8,780             8,439             7,896
---------------------------------------------------------------------------------------------------------

                                                               33,221            30,584            28,073
---------------------------------------------------------------------------------------------------------
Dividends Declared:
   Cumulative Preferred Stock, Series A, $.80 Per Share            12                12                12
   Cumulative Preferred Stock, Series $.90, $.90 Per Share         26                26                26

   Common Stock:
       2002 $0.81 Per Share                                     6,277                --                --
       2001 $0.80 Per Share                                        --             6,105                --
       2000 $0.77 Per Share                                        --                --             5,890
---------------------------------------------------------------------------------------------------------
                                                                6,315             6,143             5,928
---------------------------------------------------------------------------------------------------------

Balance, End of Year                                         $ 26,906          $ 24,441          $ 22,145
=========================================================================================================

NOTE 6: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments.

CASH - Cash and cash equivalents consist of highly liquid instruments with original maturities at the time of purchase of three months or less. The carrying amount approximates fair value.

LONG-TERM DEBT - The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company. As of December 31, 2002 and 2001, the estimated fair value of the Company's long-term debt was $71,979,000 and $62,726,000, respectively, as compared to the carrying amounts of $64,734,000 and $63,953,000, respectively.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The fair values shown above have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments" and do not purport to represent the amounts at which those obligations would be settled.

NOTE 7: LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following:

(in thousands)                                                                              2002            2001
------------------------------------------------------------------------------------------------------------------
The Connecticut Water Company
   First Mortgage Bonds:
       5.875%     Series R, Due 2022                                                      $ 14,645        $ 14,670
       6.65%      Series S, Due 2020                                                         8,000           8,000
       5.75%      Series T, Due 2028                                                         5,000           5,000
       5.3%       Series U, Due 2028                                                         4,550           4,550
       6.94%      Series V, Due 2029                                                        12,050          12,050
------------------------------------------------------------------------------------------------------------------
                                                                                            44,245          44,270
   Unsecured Water Facilities Revenue Refinancing Bonds
       5.05%      1998 Series A, Due 2028                                                    9,625           9,705
       5.125%     1998 Series B, Due 2028                                                    7,720           7,770
------------------------------------------------------------------------------------------------------------------
                                                                                            17,345          17,475
   Other
       5.5%       Unsecured Promissory Note, Due 2002                                           --              37
------------------------------------------------------------------------------------------------------------------
       Total Connecticut Water Company                                                      61,590          61,782

Crystal Water Utilities Corporation
       8.0%       Westbank , Due 2017                                                          122             126
------------------------------------------------------------------------------------------------------------------

Crystal Water Company of Danielson
       7.82%      Connecticut Development Authority, Due 2020                                  483             495
       8.0%       Westbank, Due 2011                                                             -           2,033
------------------------------------------------------------------------------------------------------------------
       Total Crystal Water Company of Danielson                                                483           2,528

Chester Realty
       6%         Note Payable, Due 2006                                                        78              97
------------------------------------------------------------------------------------------------------------------

Barnstable Water Company
       10.2%      Indianapolis Life Insurance, Due 2011                                      1,525           1,625
------------------------------------------------------------------------------------------------------------------

Unionville Water Company
       8.125%     Farmington Savings Bank, Due 2011                                          1,178              --
------------------------------------------------------------------------------------------------------------------

       Total Connecticut Water Service, Inc.                                                64,976          66,158

           Less Current Portion                                                               (242)         (2,205)
------------------------------------------------------------------------------------------------------------------
                 Total Long-Term Debt                                                     $ 64,734        $ 63,953
==================================================================================================================

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The Company's principal payments required for years 2003 - 2007 are as follows:

(In thousands)
2003   -  $   242
2004   -  $   254
2005   -  $   277
2006   -  $   254
2007   -  $   267

Substantially all utility plant is pledged as collateral for long-term debt.

There are no mandatory sinking fund payments required on Connecticut Water Company's outstanding First Mortgage Bonds or the Unsecured Water Facilities Revenue Refinancing Bonds. However, the Series R First Mortgage Bonds and the 1998 Series A and B Unsecured Water Facilities Revenue Refinancing Bonds provide for an estate redemption right whereby the estate of deceased bondholders or surviving joint owners may submit bonds to the Trustee for redemption at par, subject to a $25,000 per individual holder and a 3% annual aggregate limitation.

In 2003, the Series R bonds call price will be reduced to 100%.

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

Barnstable Water Company's note payable has been unconditionally guaranteed by the Company. The note agreement with Indianapolis Life Insurance Company requires the Company to meet certain financial covenants, restricts the Company's ability to incur additional debt unless certain financial tests are met, restricts liens to secure additional long-term borrowings, restricts the type of investments that the Company can purchase and contains a significant prepayment premium. The Company was in compliance with the restrictive covenants at December 31, 2002 and 2001.

Unionville Water Company's term note with Farmington Savings Bank requires monthly payments of principal and interest. The note bears a fluctuating interest rate. The interest rate is adjusted on each 60-month anniversary date from the effective date of May 1, 1996. On the anniversary date (Interest Change
Date) the interest rate shall be increased or decreased to a rate determined by adding 2.5 percentage points to the most recent Federal Home Loan Bank of Boston Long-Term, Regular, 5 year, Fixed Rate Mortgage Rate (Index), available 45 days prior to the Interest Change Date, rounded to the next highest one-eighth of one percentage point. Unionville may prepay the principal balance outstanding under the note without penalty for the thirty days preceding each Interest Change Date upon 30 days prior written notice to the bank. Prepayment made at any other time requires a prepayment penalty, which is 110% of the present value of the difference between the interest on the amount prepaid for the remaining term to the next Interest Change Date, as determined by the Current Index and the interest on the same amount for the remaining term to the next Interest Change Date, as determined by the Index in effect for that maturity on the day the prepayment is made.

NOTE 8: PREFERRED STOCK

The Company's Preferred Stock at December 31, consisted of the following:

(in thousands, except share data)                                                             2002           2001
------------------------------------------------------------------------------------------------------------------
Connecticut Water Service, Inc.
   Cumulative Series A Voting, $20 Par Value; Authorized, Issued and
       Outstanding 15,000 Shares                                                             $  300         $  300
   Cumulative Series $.90 Non-Voting, $16 Par Value; Authorized 50,000
       Shares, Issued and Outstanding 29,499 Shares                                             472            472
------------------------------------------------------------------------------------------------------------------
                                                                                                772            772
Barnstable Water Company
   6% Cumulative, $100 Par Value; Authorized, Issued and
       Outstanding 750 Shares                                                                    75             75
------------------------------------------------------------------------------------------------------------------
           Total Preferred Stock                                                             $  847         $  847
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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

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

Barnstable Water Company paid Preferred Dividends of $4,500 in 2002, 2001 and 2000. These dividends are included in the Other category of the Other Income (Deductions) section of the Consolidated Statements of Income. These preferred shareholders have 1/10 of a common vote for matters related to Barnstable Water Company.

NOTE 9: BANK LINES OF CREDIT

The Company has a total of $12,500,000 in lines of credit provided by three banks. In May 2003, $6,500,000 of the lines of credit expire and the remaining $6,000,000 expires in May 2004. We expect the lines of credit to be renewed. The total available on the lines of credit as of December 31, 2002 was $5,550,000. Bank commitment fees associated with the lines of credit were approximately $30,000, $22,500, and $24,750 in 2002, 2001, and 2000 respectively.

At December 31, 2002 and 2001, the weighted average interest rates on short-term borrowings outstanding were 1.77% and 2.31%, respectively.

NOTE 10: UTILITY PLANT AND CONSTRUCTION PROGRAM

The components of utility plant and equipment at December 31, are as follows:

(in thousands)                                                             2002              2001
---------------------------------------------------------------------------------------------------
Land                                                                    $   9,770         $   9,404
Source of Supply                                                           18,059            17,087
Pumping                                                                    23,841            20,331
Water Treatment                                                            46,692            44,585
Transmission and Distribution                                             191,603           159,924
General (including intangible)                                             17,955            15,784
Held for Future Use                                                           465               460
---------------------------------------------------------------------------------------------------
       Total                                                            $ 308,385         $ 267,575
===================================================================================================

The amounts of depreciable utility plant at December 31, 2002 and 2001 included in total utility plant were $276,150,000 and $249,775,000, respectively.

Our water companies are engaged in continuous construction programs. Estimated annual capital expenditures, net of amounts financed by customer advances and contributions in aid of construction, are expected to be approximately $9,502,000 during 2003, $9,806,000 during 2004, and $10,263,000 in 2005. During the years 2006 and 2007, construction expenditures for routine improvements to the water distribution system are expected to be approximately $8,000,000 each year.

NOTE 11:  TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

(in thousands)                                                                2002           2001           2000
------------------------------------------------------------------------------------------------------------------
Municipal Property Taxes                                                    $  4,149       $  3,788        $ 4,070
Payroll Taxes                                                                    647            600            588
------------------------------------------------------------------------------------------------------------------
         Total                                                              $  4,796       $  4,388        $ 4,658
==================================================================================================================

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 12: PENSION AND OTHER POST-RETIREMENT EMPLOYEE BENEFITS

GENERAL - As of December 31, 2002, Connecticut Water Company had 161 employees, Gallup 5, Crystal 7, Connecticut Water Emergency Services 1, Barnstable Water Company 8, and Unionville 9 for a total of 191 employees. The Company's officers are employees of The Connecticut Water Company. Employee expenses are charged between companies as appropriate. Effective December 31, 2002, the Connecticut Water Company Pension Plan and the Barnstable Water Company Pension Plan merged.

All Companies excluding Barnstable and Unionville:

PENSION - The Company and certain of its subsidiaries have noncontributory defined benefit pension plans covering qualified employees. In general, the Company's policy is to fund accrued pension costs as permitted by federal income tax and Employee Retirement Income Security Act of 1974 regulations. Contributions of approximately $669,000 were made for 2002. No contribution was made in 2001.

POST-RETIREMENT BENEFITS OTHER THAN PENSION (PBOP) - In addition to providing pension benefits, a subsidiary company, The Connecticut Water Company, provides certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust that has been approved by the DPUC. Substantially all of The Connecticut Water Company's employees may become eligible for these benefits if they retire on or after age 55 with 10 years of service. The contribution for calendar years 2002 and 2001 was $473,100 for each year.

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

The following tables set forth the funded status of the Company's retirement plans and post-retirement health care benefits at December 31, the latest valuation date:

                                            PENSION BENEFITS           OTHER BENEFITS
(in thousands)                              2002         2001         2002         2001
-----------------------------------------------------------------------------------------
Change in Benefit Obligation:

Benefit obligation, beginning of year     $ 17,339     $ 16,119     $  4,171     $  4,037
Service Cost                                   686          582          223          190
Interest Cost                                1,249        1,163          309          276
Plan Participant Contributions                  --           --           47           40
Plan Amendments                                 --           16           --           --
Actuarial loss/(gain)                        1,816          387        1,184          (43)
Benefits paid                                 (688)        (928)        (427)        (329)
Merger of plans                              1,527           --           --           --
-----------------------------------------------------------------------------------------

Benefit obligation, end of year           $ 21,929     $ 17,339     $  5,507     $  4,171
-----------------------------------------------------------------------------------------

Change in Plan Assets:

Fair Value, beginning of year             $ 18,170     $ 19,218     $  2,684     $  2,545
Actual return on plan assets                (1,484)        (120)        (185)         (45)
Employer contribution                          669           --          473          473
Participants' contributions                     --           --           47           40
Benefits paid                                 (688)        (928)        (427)        (329)
Merger of plans                              1,075           --           --           --
-----------------------------------------------------------------------------------------

Fair Value, end of year                   $ 17,742     $ 18,170     $  2,592     $  2,684
-----------------------------------------------------------------------------------------

Funded Status                             $ (4,187)    $    831     $ (2,915)    $ (1,487)
Unrecognized net actuarial (gain) loss       1,669       (3,780)         420       (1,175)
Unrecognized transition obligation              48           22        1,649        1,814
Unrecognized prior service cost              1,045        1,122           --           --
-----------------------------------------------------------------------------------------

Accrued Cost                              $ (1,425)    $ (1,805)    $   (846)    $   (848)
-----------------------------------------------------------------------------------------

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Weighted-average assumptions as of December 31:
         Discount rate                                   6.5%     7.25%    6.5%   7.25%
         Expected return on plan assets                  8.0%      8.0%    5.0%    5.0%
         Rate of compensation increase                   4.5%      4.5%     --     --

                                                              PENSION BENEFITS                     OTHER BENEFITS
(IN THOUSANDS)                                        2002        2001         2000        2002       2001        2000
-------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit costs

Service cost                                        $    686     $   582     $    528    $    223   $    190    $     141

Interest cost                                          1,249       1,163        1,060         309        276          283

Expected return on plan assets                        (1,448)     (1,397)      (1,306)       (141)      (128)        (110)

Amortization of:

    Unrecognized net transition asset                      2         (30)         (30)        165        165          165

    Unrecognized net (gain)/loss                        (252)       (356)        (269)        (84)      (135)        (135)

    Unrecognized prior service cost                      102         101           48          --         --           --
-------------------------------------------------------------------------------------------------------------------------
Net Periodic Pension and Post Retirement
         Benefit Costs                              $    339     $    63     $     31    $    472   $    368    $     344
-------------------------------------------------------------------------------------------------------------------------

In determining the 2002 and 2001 accumulated post-retirement benefit obligation, health care cost trends were assumed to be 8.5% grading 0.5% per year to 4%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                  1-Percentage-Point       1-Percentage-Point
 (in thousands)                                                       Increase                  Decrease
-------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components                $   76                   $   (62)
Effect on post-retirement benefit obligation                           $  661                   $  (557)
-------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN - Connecticut Water provides additional pension benefits to senior management through a supplemental executive retirement plan. At December 31, 2002 the actuarial present value of the projected benefit obligation was $788,000. Expense associated with this plan was $108,000 for 2002, $93,000 for 2001, and $102,000 for 2000.

SAVINGS PLAN - The Company and certain of its subsidiaries maintains an employee savings plan which allows participants to contribute from 1% to 15% of pre-tax compensation plus for those age 50 and older catch-up contributions as allowed by law. The Company matches 50 cents for each dollar contributed by the employee up to 4% of the employee's compensation. The Company contribution charged to expense in 2002, 2001 and 2000 was $161,000, $150,000, and $139,000,
respectively.

The Plan creates the possibility for an "incentive bonus" contribution to the 401(k) plan tied to the attainment of a specific goal or goals to be identified each year. If the specific goal or goals are attained by the end of the year, all eligible employees, except officers and certain key employees, will receive up to an additional 1% of their annual base salary as a direct contribution to their 401(k) account. For 2002, $30,000 was awarded as an incentive bonus of .4% of base pay. An incentive bonus of .6% of base pay, or $41,000 and $37,000, was awarded in 2001 and 2000 respectively.

Barnstable Water:

PENSION - Barnstable Water Company has a trusteed, non-contributory defined benefit retirement plan (the Pension Plan) which covers all employees who have completed one year of service. Benefits under the Pension Plan are based on credited years of service and "average earnings", as defined in the Pension Plan. Contributions of approximately $74,000 were made in 2002, of which approximately $30,000 was for the 2002 plan year and approximately $44,000 was for the 2001 plan year. A contribution of $55,000 was made in 2001 for the 2000 plan year. The Barnstable Water

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Company Pension Plan was merged with The Connecticut Water Pension Plan on December 31, 2002.

POST-RETIREMENT BENEFITS OTHER THAN PENSION (PBOP) - In addition to providing pension benefits, Barnstable Water provides certain health care benefits to eligible retired employees. The Company has incurred annual expenses for PBOP of $12,000, $12,000 and $11,000 for 2002, 2001 and 2000, respectively. The
Company's PBOP currently is not funded.

Barnstable Water:                                         PENSION BENEFITS               OTHER BENEFITS
(in thousands)                                           2002           2001            2002           2001
--------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation:

Benefit obligation, beginning of year                 $    1,381     $    1,347      $       83     $       86
Service Cost                                                  19             32               2              4
Interest Cost                                                 96             98               7              6
Actuarial loss/(gain)                                        114            (12)             10            (10)
Benefits paid                                                (83)           (84)             (4)            (3)
Merger of plans                                           (1,527)            --              --             --
--------------------------------------------------------------------------------------------------------------

Benefit obligation, end of year                       $       --     $    1,381      $       98     $       83
--------------------------------------------------------------------------------------------------------------

Change in Plan Assets:

Fair Value, beginning of year                         $    1,173     $    1,301      $       --     $       --
Actual return on plan assets                                 (89)           (99)             --             --
Employer contribution                                         74             55               4              3
Participants' contributions                                   --             --              --             --
Benefits paid                                                (83)           (84)             (4)            (3)
Merger of plans                                           (1,075)            --              --             --
--------------------------------------------------------------------------------------------------------------

Fair Value, end of year                               $       --     $    1,173      $       --     $       --
--------------------------------------------------------------------------------------------------------------

Funded Status                                         $      (--)    $     (208)     $      (98)    $      (83)
Unrecognized net actuarial (gain)/loss                        --            152             (41)           (54)
Unrecognized transition obligation                            --             39              70             76
Unrecognized prior service cost                               --             31              --             --
--------------------------------------------------------------------------------------------------------------

Prepaid/(Accrued) Cost                                $       --     $       14      $      (69)    $      (61)
--------------------------------------------------------------------------------------------------------------

Weighted-average assumptions as of December 31:
         Discount rate                                       6.5%          7.25%            6.5%          7.25%
         Expected return on plan assets                      8.0%           8.0%             --             --
         Rate of compensation increase                       4.5%           4.5%             --             --

                                                            PENSION BENEFITS              OTHER BENEFITS
(IN THOUSANDS)                                          2002       2001     2000      2002      2001     2000
--------------------------------------------------------------------------------------------------------------
Components of net periodic benefit costs

Service cost                                            $ 19      $   32   $   32     $   2    $   4    $   3

Interest cost                                             96          98      102         7        6        6

Expected return on plan assets                           (95)       (105)    (116)       --       --       --

Amortization of:

    Unrecognized net transition asset                     11          10       10         6        6        6

    Unrecognized net (gain) loss                          --          --       (8)       (3)      (4)      (4)

    Unrecognized prior service cost                        6           6        6        --       --       --

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------------
Net Periodic Pension and Post Retirement
  Benefit Costs (Income)                                $ 37      $   41   $   26       $12    $  12    $   11
--------------------------------------------------------------------------------------------------------------

In determining the 2002 and 2001 accumulated post-retirement benefit obligation, health care cost trends were assumed to be 8.5% grading 0.5% per year to 4%.

Unionville Water:

PENSION - Unionville Water Company has a non-contributory defined contribution pension plan (the Pension Plan) which covers all employees who have completed one year of service. Unionville provides a contribution to the plan based upon 10% of the participant's annual payroll. The Unionville contribution charged to expense for the two-month period ended December 31, 2002 was $9,000.

NOTE 13: STOCK-BASED COMPENSATION PLAN

The Company has two components to its Stock-Based Compensation Plan (the Plan):
The Stock Option Program (SOP) and the Performance Stock Program (PSP). In total under the Plan there were 700,000 shares authorized and 281,582 shares available for grant at December 31, 2002.

STOCK OPTION PROGRAM (SOP) - As part of the Company's SOP, stock options are permitted to be issued to officers and key employees. The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized in the Consolidated Statements of Income. On a pro forma basis, the Company's net income and earnings per share are shown in Note 1.

For purposes of this calculation, the Company arrived at the fair value of each stock grant at the date of grant by using the Black Scholes Option Pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2002, 2001 and 2000.

                                               2002        2001     2000
                                               ----        ----     ----
Expected life (years)                           6.00       9.40     9.85
Risk-free interest rate (percentage)            3.09       5.07     5.12
Volatility (percentage)                        30.00      27.36    32.01
Dividend yield                                  3.13       2.70     3.90

Options begin to become exercisable one year from the date of grant. Vesting periods range from one to five years.

The per share weighted average fair value of stock options granted during 2002, 2001 and 2000 was $5.82, $8.67 and $5.87 respectively.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                                               For the Years Ended December 31,
                                          --------------------       ---------------------    --------------------
                                                 2002                         2001                    2000
                                          --------------------       ---------------------    --------------------
                                                      WEIGHTED                    Weighted                Weighted
                                                       AVERAGE                     Average                 Average
                                                      EXERCISE                    Exercise                Exercise
                                           SHARES      PRICE          Shares       Price       Shares       Price
                                           ------     --------        -------     --------     -------    --------
Options:

   Outstanding, beginning of year         229,811     $ 20.18         236,228     $  18.39     191,586    $ 17.92

   Granted                                 39,254       25.78          33,750        22.99      44,642      21.64

   Terminated                                  --          --              --           --          --         --

   Exercised                              (33,964)      18.12         (40,167)       16.22          --         --
                                          -------     -------        --------     --------     -------    -------
   Outstanding, end of year               235,101       21.41         229,811        20.18     236,228      18.39
                                          =======     =======        ========     ========     =======    =======

   Exercisable, end of year                71,581     $ 20.74          47,630     $  19.94      38,319    $ 17.92
                                          =======     ========       ========     ========    ========    =======

Options exercised during 2002 ranged in price from $14.83 per share to $22.33 per share. The following table summarizes the price ranges of the options outstanding and options exercisable as of December 31, 2002:

                       -------------------------------------     ----------------------
                                OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                       -------------------------------------     ----------------------
                                     WEIGHTED
                                     AVERAGE        WEIGHTED                   WEIGHTED
                                    REMAINING       AVERAGE                     AVERAGE
                                    CONTRACTUAL     EXERCISE                   EXERCISE
                        SHARES     LIFE (YEARS)      PRICE        SHARES        PRICE
                       -------------------------------------      ---------------------
RANGE OF PRICES:

$ 13.00 - $ 17.99       62,575         6.3          $  14.83      17,487       $  14.83

$ 18.00 - $ 22.99       99,522         7.3             21.60      45,657          21.68

$ 23.00 - $ 27.99       73,004         9.5             26.78       8,437          27.95
                       -------------------------------------     ----------------------
                       235,101         7.7          $  21.41      71,581       $  20.74
                       =====================================     ======================

NOTE 14: SEGMENT REPORTING

Our Company operates principally in three segments: water activities, real estate transactions, and services and rentals. The water segment is comprised of our core regulated water activities to supply water to our customers. Our real estate transactions segment involves selling or donating for income tax benefits our limited excess real estate holdings. Our services and rentals segment provides services on a contract basis and leases certain of our properties to others. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies. Financial data for reportable segments is as follows:

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                                                                        Interest
                                                                                         Expense
                                                                                          and
                                                                                       Preferred
                                                              Other                     Dividend
                                                            Operating   Other Income     (net of    Income      Net
(in thousands)                   Revenues    Depreciation    Expenses   (Deductions)     AFUDC)      Taxes     Income
----------------------------------------------------------------------------------------------------------------------
For the year ended
       December 31, 2002
Water Activities                 $  45,830     $  5,187     $  24,326      $  127       $   4,104   $ 4,482   $  7,858

Real Estate Transactions                 5           --            32          --              --      (467)       440

Services and Rentals                 2,928           20         2,186          --              --       278        444
----------------------------------------------------------------------------------------------------------------------

      Total                      $  48,763     $  5,207     $  26,544      $  127       $   4,104   $ 4,293   $  8,742
======================================================================================================================
For the year ended
       December 31, 2001
Water Activities                 $  45,392     $  4,837     $  24,402      $ (273)      $   4,231   $ 4,741   $  6,908

Real Estate Transactions                --           --           145          --              --    (1,266)     1,121

Services and Rentals                 2,431           15         1,839          --              --       205        372
----------------------------------------------------------------------------------------------------------------------

      Total                      $  47,823     $  4,852     $  26,386      $ (273)      $   4,231   $ 3,680   $  8,401
======================================================================================================================
For the year ended
       December 31, 2000
Water Activities                 $  43,997     $  4,718     $  23,058      $ (228)      $   4,369   $ 4,564   $  7,060

Real Estate Transactions               166           --           253          --              --      (619)       532

Services and Rentals                 2,394           13         1,936          --              23       156        266
----------------------------------------------------------------------------------------------------------------------

      Total                      $  46,557     $  4,731     $  25,247      $ (228)      $   4,392   $ 4,101   $  7,858
======================================================================================================================

At December 31 (in thousands)                        2002        2001
                                                  ---------   -----------
Total Plant and Other Investments:

Water                                             $ 231,676   $   204,750

Non-water                                               978           914
                                                  ---------   -----------

                                                    232,654       205,664
                                                  ---------   -----------

Other Assets:

Water                                                31,761        25,630

Non-water                                               384           420
                                                  ---------   -----------
                                                     32,145        26,050
                                                  ---------   -----------

Total Assets                                      $ 264,799   $   231,714
                                                  =========   ===========

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 15: COMMITMENTS AND CONTINGENCIES

LAND DONATIONS TO BE MADE IN 2003 AND 2004 - On January 31, 2001, we signed an agreement to donate to the Town of Killingly, Connecticut approximately 365 acres of unimproved land for protected open space purposes. This land donation will be broken down into three different parcels with one of the parcels being donated each year from 2002 through 2004. Under current tax law, these donations will result in reduced federal and state income tax benefits totaling approximately $1,900,000. In 2002, the first parcel consisting of approximately 54 acres was donated for an after tax benefit of $293,000. In January 2003, the second parcel consisting of approximately 178 acres was donated which is expected to result in an after tax benefit of approximately $900,000. The remaining 133 acres are scheduled to be donated in 2004, provided Connecticut tax laws continue to provide favorable tax treatment for such donations, for an expected after tax benefit of approximately $700,000.

HUNGERFORDS - In July 2002, the Company decided not to purchase Hungerfords as provided in the July, 1999 Joint Venture Agreement entered into by both companies. Certain financial targets to be achieved by Hungerfords, which would have provided the basis to complete the purchase, were not achieved. The Company's decision not to purchase Hungerfords had no material financial impact.

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

The Town of Barnstable, Massachusetts has advised the Company that it is actively considering the acquisition of the Company's wholly-owned subsidiary, The Barnstable Holding Company. The Town takes the position that it has the right to acquire The Barnstable Holding Company pursuant to the provisions of Massachusetts legislation passed in 1911. The Company has advised the Town of Barnstable that the Company does not believe the Town has any statutory right to acquire The Barnstable Holding Company.

ENVIRONMENTAL AND WATER QUALITY REGULATION - The Company is subject to environmental and water quality regulations. Costs to comply with environmental and water quality regulations are substantial. We are in compliance with current regulations, but the regulations are subject to change. The costs to comply with future changes in state or federal regulations, which could require us to modify current filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.

CONSTRUCTION - Our water companies' estimated capital expenditures for 2003, 2004 and 2005 are $9.5 million, $9.8 million and $10.3 million respectively. These capital expenditures are net of amounts financed by customer advances and contributions in aid of construction. These expenditures are expected to be financed primarily with internally generated funds.

MORATORIUM ON LAND SALES - On December 4, 2002, the Company entered into a Memorandum of Understanding (MOU) with the State of Connecticut Department of Environmental Protection (DEP). The MOU provides for a voluntary two-year moratorium on the sale of approximately 7,100 acres of undeveloped Class I, II, and III water company lands held by the Company's Connecticut water company subsidiaries. Class I and II water company lands, as defined by Public Health Code regulations, are those that are within the watershed or drainage area of a public water supply. Class III lands are those that are not located within the watershed. Under the terms of the MOU, the DEP in cooperation with the Company's Connecticut water companies will assess and evaluate all undeveloped Class I, II and III land holdings to determine the desirability of the State of Connecticut's acquiring the land for open space and to develop strategies to fund the acquisitions of such properties in fee or easement from the Company. If the DEP determines that the Company's Class I, II and III land holdings are desirable, the Company and the DEP have agreed to negotiate in good faith to determine a price for the Company's land holdings based upon appraised values. However, the Company is not obligated by the MOU to sell such lands to the State of Connecticut. If the DEP determines that certain parcels of Class III land covered by the MOU do not meet its criteria for desirable open space, the Company can apply to the Department of Public Utility Control to sell or otherwise dispose of the land. The Company has no intention of selling or otherwise disposing of Class I and II lands that have an impact on drinking water supply and water quality. The MOU does not affect the land donation to the Town of Killingly mentioned above.

SECURITY - Recent amendments to the Safe Drinking Water Act require all public water systems serving over 3,300 people on an average basis to prepare Vulnerability Assessments (VA) of their critical utility assets. The assessments are to be completed by December 2003 and will be submitted to the U.S. Environmental Protection Agency along with certification that certain critical elements of the assessments are being implemented within our Emergency Contingency Plan. The information within the VA is not subject to release to the public and is protected from Freedom of Information inquiries. Investment in security-related improvements is ongoing and management believes that the costs associated with any such improvements would be chargeable for recovery in future rate proceedings.

TAXES - Due to the current environment of state budget deficits, the Company and its subsidiaries may be subject to a higher tax burden through changes in state legislation. Also, the Company's future property tax burden may increase as state aid to towns is decreased.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2002 and 2001 appears below:

(in thousands, except for per share data)

                                                                                  Net Income        Basic Earnings Per
                                                             Utility            Applicable to              Average
                                Operating Revenues       Operating Income        Common Stock             Common Share
                                 2002        2001        2002        2001      2002        2001       2002      2001
-------------------------------------------------------------------------------------------------------------------------
First Quarter                  $  10,284   $ 10,228    $   2,499   $  2,465   $ 1,544    $ 2,275     $ 0.20    $ 0.30

Second Quarter                    10,727     10,974        2,593      2,851     1,866      1,914       0.24      0.25

Third Quarter                     13,799     13,538        4,408      3,887     3,850      2,945       0.50      0.39

Fourth Quarter                    11,020     10,652        2,334      2,111     1,482      1,267       0.19      0.16
                               --------------------------------------------------------------------------------------

     Year                      $  45,830   $ 45,392    $  11,834   $ 11,314   $ 8,742    $ 8,401     $ 1.13    $ 1.10
                               ======================================================================================

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

3.3 Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended
           12/31/98).

3.4 Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001. (Exhibit 3.4 to
           Form 10-K for the year ended 12/31/01).

4.1        Indenture of Mortgage and Deed of Trust from The Connecticut Water
           Company to The Connecticut Bank and Trust Company, Trustee, dated as of
           June 1, 1956. (Exhibit 4.3(a) to Registration Statement No. 2-61843).

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

                    (xix) June 1, 1993 (Exhibit 4.2 (xix) to Form 10-K for year ended 12/31/93)

                    (xx) September 1, 1993 (Exhibit 4.2 (xx) to Form 10-K for year ended 12/31/93)

                    (xxi) December 1, 1993 (Exhibit 4.2 (xxi) to Form 10-K for year ended 12/31/93)

                    (xxii) March 1, 1994 (Exhibit 4.2 (xxii) to Form 10-K for year ended 12/31/94)

4.3        Loan Agreement dated as of October 1, 1993, between the Connecticut
           Development Authority and The Connecticut Water Company. (Exhibit 4.3 to Form 10-K for year ended December 31, 1993).

4.4        Loan Agreement dated as of June 1, 1993, between the Connecticut
           Development Authority and The Connecticut Water Company. (Exhibit 4.4 to Form 10-K for year ended December 31, 1993).

4.5        Loan Agreement dated as of September 1, 1993, between the Connecticut
           Development Authority and The Connecticut Water Company. (Exhibit 4.5 to Form 10-K for year ended December 31, 1993).

4.6        Loan Agreement dated as of August 1, 1992 between the Connecticut
           Development Authority and The Connecticut Water Company. (Exhibit 4.10 to Form 10-K for the year ended December 31, 1992).

4.7        Bond Purchase Agreement dated as of December 1, 1993. (Exhibit 4.8 to
           Form 10-K for year ended December 31, 1993).

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

4.11*      Loan Agreement dated as of April 11, 1991 between Farmington Savings
           Bank and The Unionville Water Company.

10.1       Pension Plan Fiduciary Liability Insurance for The Connecticut Water
           Company Employees' Retirement Plan and Trust, The Connecticut Water
           Company Tax Credit Employee Stock Ownership Plan, as Amended and
           Restated, Savings Plan of The Connecticut Water Company and The
           Connecticut Water Company VEBA Trust Fund. (Exhibit 10.1 to
           Registration Statement No. 2-74938).

10.2       Directors and Officers Liability and Corporation Reimbursement
           Insurance. (Exhibit 10.2 to Registration Statement No. 2-74938).

10.3* Directors Deferred Compensation Plan, effective as of January 1, 1980, as amended as of April 22, 1994.

10.4       The Connecticut Water Company Deferred Compensation Agreement dated
           December 1, 1984. (Exhibit 10.4 to Form 10-K for the year ended
           December 31, 1984).

10.5       The Connecticut Water Company Amended and Restated Deferred
           Compensation Agreement dated May 14, 1999. (Exhibit 10.5 to Form 10-K for the year ended 12/31/99).

           a.       Marshall T. Chiaraluce

           b.       David

           C.       Benoit c. James R. McQueen

           d.       Kenneth W. Kells

10.6       The Connecticut Water Company Supplemental Executive Retirement
           Agreement with William C. Stewart. (Exhibit 10.6a to Form 10-K for year ended December 31, 1991).

10.7       The Connecticut Water Company Supplemental Executive Retirement
           Agreement with Marshall T. Chiaraluce dated December 16, 1991. (Exhibit
           10.6b to the Form 10-K for year ended 12/31/91).

10.7.1     The Connecticut Water Company First Amended Supplemental Executive
           Retirement Agreement with Marshall T. Chiaraluce dated August 1, 1999.
           (Exhibit 10.7.2 to Form 10-K for the year ended 12/31/99).

10.7.2     The Connecticut Water Company Supplemental Executive Retirement
           Agreement with Michele G. DiAcri dated February 28, 2000. (Exhibit
           10.7.2 to Form 10-K for the year ended 12/31/01).

10.8       The Connecticut Water Company Supplemental Executive Retirement
           Agreement - standard form for other officers, dated December 4, 1991.
           (Exhibit 10.6b to Form 10-K for the year ended 12/31/91).

10.8.1     The Connecticut Water Company First Amended Supplemental Executive
           Retirement Agreement - standard form for other officers, dated August
           1, 1999. (Exhibit 10.8.2 to Form 10-K for the year ended 12/31/99).

10.9       Amended and restated employment agreement between The Connecticut Water
           Company and Connecticut Water Service, Inc. with officers, amended and restated as of May 9, 2001. (Exhibit 10.9 to Form 10-K for the year ended 12/31/01).

           a)       Marshall T. Chiaraluce

           b)       Michele G. DiAcri

           c)       James R. McQueen

           d)       David C. Benoit

           e)       Peter J. Bancroft

           f)       Maureen P. Westbrook

           g)       Terrance P. O'Neill

10.9.1*    Employment agreement between The Connecticut Water Company and
           Connecticut Water Service, Inc. with Kevin T. Walsh, amended and restated as of January 9, 2002.

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

10.12 Savings Plan of The Connecticut Water Company, amended and restated effective as of October 1, 2000. (Exhibit 10.12 to Form 10-K for the year ended 12/31/01).

10.13 The Connecticut Water Company Employees' Retirement Plan as amended and restated as of January 1, 1997. (Exhibit 10.11 to Form 10-K for the year ended 12/31/98).

10.13.1*   First amendment, dated August 16, 2000 to the amended and restated
           Connecticut Water Company Employees' Retirement Plan effective January
           1, 1997.

10.13.2*   Second amendment, dated November 14, 2000 to the amended and restated
           Connecticut Water Company Employees' Retirement Plan effective January
           1, 1997.

10.13.3*   Third amendment, dated November 14, 2001 to the amended and restated
           Connecticut Water Company Employees' Retirement Plan effective January
           1, 1997.

10.13.4*   Fourth amendment, dated August 14, 2002 to the amended and restated
           Connecticut Water Company Employees' Retirement Plan effective January
           1, 1997.

10.13.5*   Fifth amendment, dated August 14, 2002 to the amended and restated
           Connecticut Water Company Employees' Retirement Plan effective January
           1, 1997.

10.14      Water Supply Agreement dated June 13, 1994, between The Connecticut
           Water Company and the Hazardville Water Company. (Exhibit 10.15 to Form
           10-K for year ended December 31, 1994).

10.15      November 4, 1994 Amendment to Agreement dated December 11, 1957 between
           The Connecticut Water Company (successor to the Thomaston Water
           Company) and the City of Waterbury. (Exhibit 10.16 to Form 10-K for year ended December 31, 1994).

10.16 Contract between The Connecticut Water Company and The Rockville Water and Aqueduct Company dated as of January 1, 1976. (Exhibit 9(b) to Form
           10-K for the year ended December 31, 1975).

10.17 Agreement dated August 13, 1986 between The Connecticut Water Company and the Metropolitan District. (Exhibit 10.14 to Form 10-K for the year ended December 31, 1986).

10.18 Report of the Commission to Study the Feasibility of Expanding the Water Supply Services of the Metropolitan District. (Exhibit 14 to
           Registration Statement No. 2-61843).

10.19      Plan of Merger dated December 18, 1978 of Broad Brook Water Company,
           The Collinsville Water Company, The Rockville Water and Aqueduct
           Company, The Terryville Water Company and The Thomaston Water Company with and into The Connecticut Water Company. (Exhibit 13 to Form 10-K for the year ended December 31, 1978).

10.20      Bond Exchange Agreements between Connecticut Water Service, Inc., The
           Connecticut Water Company Bankers Life Company and Connecticut Mutual
           Life Insurance Company dated October 23, 1978. (Exhibit 14 to Form 10-K for the year ended December 31, 1978).

10.21 Dividend Reinvestment and Common Stock Purchase Plan, amended and restated as of November 15, 2001. (Exhibit 99.1 to post-effective amendment filed on December 5, 2001 to Form S-3, Registration Statement
           No. 33-53211).

10.22      Contract for Supplying Bradley International Airport. (Exhibit 10.21 to
           Form 10-K for the year ended December 31, 1984).

10.23 Report of South Windsor Task Force. (Exhibit 10.23 to Form 10-K for the year ended December 31, 1987).

10.24      Trust Agreement for The Connecticut Water Company Welfare Benefits Plan
           (VEBA) dated January 1, 1989. (Exhibit 10.21 to Form 10-K for year ended December 31, 1989).

10.25 Performance Stock Program, as amended and restated as of April 26, 2002. (Exhibit A to Proxy Statement dated March 19, 2002).

10.26      Loan Agreement dated as of February 15, 1991 between Indianapolis Life
           Insurance Company and The Barnstable Water Company. (Exhibit 10.26 to
           Form 10-K for the year ended 12/31/01).

10.27      Guaranty Agreement by Connecticut Water Service, Inc. and Second
           Amendment to Note Agreement of Barnstable Water Company dated as of
           February 23, 2001. (Exhibit 10.27 to Form 10-K for the year ended
           12/31/01).

10.28      Employment Agreement between George Wadsworth and The Barnstable Water
           Company dated February 23, 2001. (Exhibit 10.28 to Form 10-K for the year ended 12/31/01).

10.29      Separation Agreement between George Wadsworth, The Connecticut Water
           Service, Inc. and The Barnstable Water Company dated December 14, 2001.
           (Exhibit 10.29 to Form 10-K for the year ended 12/31/01).

23.1*      Consent of PricewaterhouseCoopers LLP.

23.2*      Explanation concerning absence of current written consent of Arthur
           Andersen LLP.

99.1* Certification of Marshall T. Chiaraluce, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*      Certification of David C. Benoit, Chief Financial Officer, pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* = filed herewith

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

                                  CONNECTICUT WATER SERVICE, INC.
                                  Registrant

                                  By       /s/  Marshall T. Chiaraluce
                                           -------------------------------------
                                           Marshall T. Chiaraluce
                                           President, Chairman of the Board and
                                           Chief Executive Officer

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

             Signature                                          Title                        Date
             ---------                                          -----                        ----
/s/  Marshall T. Chiaraluce
---------------------------
Marshall T. Chiaraluce                               Director, President Chairman        March 18, 2003
(Principal Executive Officer)                        of the Board, and Chief
                                                     Executive Officer

/s/  David C. Benoit
--------------------
David C. Benoit                                      Vice President - Finance,           March 17, 2003
(Principal Financial and Accounting Officer)         Chief Financial Officer and
                                                     Treasurer

/s/ Roger Engle                                      Director                            March 4, 2003
---------------
Roger Engle

/s/ Mary Ann Hanley                                  Director                            March 4, 2003
-------------------
Mary Ann Hanley

/s/ Marcia Hincks                                    Director                            March 6, 2003
-----------------
Marcia Hincks

/s/ Mark G. Kachur                                   Director                            March 11, 2003
------------------
Mark G. Kachur

/s/ David A. Lentini                                 Director                            March 11, 2003
--------------------
David A. Lentini

/s/ Ronald D. Lengyel                                Director                            March 4, 2003
---------------------
Ronald D. Lengyel

/s/ Robert F. Neal                                   Director                            March 4, 2003
------------------
Robert F. Neal

/s/ Arthur C. Reeds                                  Director                            March 3, 2003
-------------------
Arthur C. Reeds

/s/ Lisa J. Thibdaue                                 Director                            March 5, 2003
--------------------
Lisa J. Thibdaue

/s/ Carol P. Wallace                                 Director                            March 3, 2003
--------------------
Carol P. Wallace

/s/ Donald B. Wilbur                                 Director                            March 5, 2003
--------------------
Donald B. Wilbur

                            RULE 13a-14 CERTIFICATION
                                    FORM 10-K

                                 CERTIFICATIONS

I, Marshall T. Chiaraluce, Chief Executive Officer, certify that:

         1. I have reviewed this annual report on Form 10-K of The Connecticut Water Service, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer(s) and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  Marshall T. Chiaraluce
---------------------------
Marshall T. Chiaraluce
Chief Executive Officer
March 18, 2003

                            RULE 13a-14 CERTIFICATION
                                    FORM 10-K

                                 CERTIFICATIONS

I, David C. Benoit, Chief Financial Officer, certify that:

         1. I have reviewed this annual report on Form 10-K of The Connecticut Water Service, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer(s) and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  David C. Benoit
--------------------
David C. Benoit
Chief Financial Officer
March 17, 2003

            REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT
                                    SCHEDULES

To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:

Our audit of the December 31, 2002 consolidated financial statements referred to in our report dated February 12, 2003 appearing in this Annual Report on Form 10-K of Connecticut Water Service, Inc. also included an audit of December 31, 2002 financial statement schedule listed in Item 15(a)(2) of this Form 10-K.
In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The 2001 and 2000 consolidated financial statement schedule information of the Company was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule information in their report dated February 8, 2002.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 12, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. This report applies to supplemental Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001 and December 31, 2000. Refer to Exhibit 23.2 for further discussion.

REPORT OF PREDECESSOR AUDITOR (ARTHUR ANDERSEN LLP) ON FINANCIAL STATEMENT SCHEDULES

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

/s/ Arthur Andersen LLP
Hartford, Connecticut
February 8, 2002

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE          ADDITIONS         DEDUCTIONS        BALANCE
                                     BEGINNING         CHARGED TO          FROM            END OF
DESCRIPTION                           OF YEAR            INCOME         RESERVES (1)        YEAR
-----------                          ---------           ------         ------------       --------
Allowance for Uncollectible
  Accounts
  Year Ended December 31, 2002         $234               $165              $159             $240
                                       ====               ====              ====             ====

  Year Ended December 31, 2001         $218               $171              $155             $234
                                       ====               ====              ====             ====

  Year Ended December 31, 2000         $476               $216              $474             $218
                                       ====               ====              ====             ====

(1) Amounts charged off as uncollectible after deducting recoveries.