Form 10-Q
period 2003-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2003-05-14
CIK 276209

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2003 OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

                              FROM             TO

                         Commission File Number: 0-8084


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

                                Yes    X      No
                                    -------      -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes    X      No
                                    -------      -------

APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                    7,947,093

          Number of shares of common stock outstanding, March 31, 2003

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                                Financial Report

                             March 31, 2003 and 2002



                                TABLE OF CONTENTS


PART I, ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 2003
    and December 31, 2002                                             Page 3

Consolidated Statements of Capitalization at
    March 31, 2003 and December 31, 2002                              Page 4

Consolidated Statements of Income for the Three Months
    Ended March 31, 2003 and 2002                                     Page 5

Consolidated Statements of Retained Earnings for the
    Three Months Ended March 31, 2003 and 2002                        Page 6

Consolidated Statements of Cash Flows for Three Months
    Ended March 31, 2003 and 2002                                     Page 7

Notes to Consolidated Financial Statements                            Page 8

PART I, ITEM 2:  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     Page 9

PART I, ITEM 3:  Quantitative and Qualitative Disclosures
    About Market Risk                                                 Page 13

PART I, ITEM 4:  Controls and Procedures                              Page 13

PART II, ITEM 1:  Legal Proceedings                                   Page 13

PART II, ITEM 4:  Submission of Matters to a Vote
    of Security Holders                                               Page 13

PART II, ITEM 6: Exhibits and Reports on Form 8-K                     Page 14

Signatures Page                                                       Page 15

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     AT MARCH 31, 2003 AND DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                   MARCH 31,
                                                                    2003                  DEC. 31,
                                                                 (UNAUDITED)                2002
                                                                 -----------              ---------
ASSETS

  Utility Plant                                                    $ 310,039              $ 308,385
  Construction Work in Progress                                        8,174                  9,592
  Utility Plant Acquisition Adjustments                               (1,275)                (1,278)
                                                                   ---------              ---------
                                                                     316,938                316,699
  Accumulated Provision for Depreciation                             (88,708)               (87,602)
                                                                   ---------              ---------
    Net Utility Plant                                                228,230                229,097
                                                                   ---------              ---------

Other Property and Investments                                         3,592                  3,557
                                                                   ---------              ---------

  Cash                                                                   913                    464
  Accounts Receivable (Less Allowance, 2003 - $240; 2002 - $240)       5,035                  5,157
  Accrued Unbilled Revenues                                            3,519                  3,619
  Materials and Supplies, at Average Cost                                993                    960
  Prepayments and Other Current Assets                                 1,413                    173
                                                                   ---------              ---------
    Total Current Assets                                              11,873                 10,373
                                                                   ---------              ---------

  Unamortized Debt Issuance Expense                                    5,023                  5,080
  Unrecovered Income Taxes                                            10,739                 10,718
  Postretirement Benefits Other Than Pension                             845                    846
  Goodwill                                                             3,608                  3,608
  Other Costs                                                          1,402                  1,520
                                                                   ---------              ---------
    Total Regulatory and Other Long-Term Assets                       21,617                 21,772
                                                                   ---------              ---------

      TOTAL ASSETS                                                 $ 265,312              $ 264,799
                                                                   =========              =========

CAPITALIZATION AND LIABILITIES

  Common Stockholders' Equity                                      $  80,585              $  79,975
  Preferred Stock                                                        847                    847
  Long-Term Debt                                                      64,605                 64,734
                                                                   ---------              ---------
    Total Capitalization                                             146,037                145,556
                                                                   ---------              ---------

  Current Portion of Long Term Debt                                      242                    242
  Interim Bank Loans Payable                                          10,700                  6,950
  Accounts Payable, Accrued Taxes and Accrued Interest                 3,706                  7,945
  Other                                                                  217                    341
                                                                   ---------              ---------
    Total Current Liabilities                                         14,865                 15,478
                                                                   ---------              ---------

  Advances for Construction                                           22,382                 22,069
  Contributions in Aid of Construction                                43,564                 43,373
  Deferred Federal Income Taxes                                       20,886                 20,633
  Unfunded Future Income Taxes                                         9,871                  9,871
  Long-term Compensation Arrangements                                  5,781                  5,877
  Unamortized Investment Tax Credits                                   1,926                  1,942
  Commitments and Contingencies
                                                                   ---------              ---------
    Total Long-Term Liabilities                                      104,410                103,765
                                                                   ---------              ---------

      TOTAL CAPITALIZATION AND LIABILITIES                         $ 265,312              $ 264,799
                                                                   =========              =========


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                     AT MARCH 31, 2003 AND DECEMBER 31, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                MARCH 31,
                                                                                  2003                           DEC. 31,
                                                                               (UNAUDITED)                        2002
                                                                             ---------------                 ---------------

Common Stockholders' Equity
  Common Stock Without Par Value Authorized - 15,000,000 Shares;             $        54,781                 $        54,661
    Shares Issued and Outstanding: 2003 - 7,947,093 ;  2002 - 7,939,713
    Stock Issuance Expense                                                            (1,592)                         (1,592)
    Retained Earnings                                                                 27,396                          26,906
                                                                             ---------------                 ---------------
        Total Common Stockholders' Equity                                             80,585                          79,975
                                                                             ---------------                 ---------------

Preferred Stock
  Cumulative Preferred Stock of Connecticut Water Service, Inc.
    Series A Voting, $20 Par Value; Authorized, Issued and
      Outstanding 15,000 Shares, Redeemable at $21.00 Per Share                          300                             300
    Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
      Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share               472                             472
                                                                             ---------------                 ---------------
        Total Preferred Stock of Connecticut Water Service, Inc.                         772                             772

  Cumulative Preferred Stock of Barnstable Water Company
    Voting, $100 Par Value; Authorized, Issued and Outstanding
      750 shares.  Redeemable at $105 per share                                           75                              75
                                                                             ---------------                 ---------------
        Total Preferred Stock                                                            847                             847
                                                                             ---------------                 ---------------


Long-Term Debt
  The Connecticut Water Company
    First Mortgage Bonds
      5 875% Series R, due 2022                                                       14,645                          14,645
      6.65% Series S, due 2020                                                         8,000                           8,000
      5 75% Series T, due 2028                                                         5,000                           5,000
      5.3% Series U, due 2028                                                          4,550                           4,550
      6.94% Series V, due 2029                                                        12,050                          12,050
                                                                             ---------------                 ---------------
                                                                                      44,245                          44,245

    Unsecured Water Facilities Revenue Refinancing Bonds
      5.05% 1998 Series A, due 2028                                                    9,625                           9,625
      5.125% 1998 Series B, due 2028                                                   7,720                           7,720
                                                                             ---------------                 ---------------
        Total Connecticut Water Company                                               61,590                          61,590

  Crystal Water Utilities Corporation
      8.0% New London Trust, Due 2017                                                    121                             122
                                                                             ---------------                 ---------------

  Crystal Water Company of Danielson
     7.82% Connecticut Development Authority, Due 2021                                   480                             483
                                                                             ---------------                 ---------------

  Chester Realty
     6% Note Payable, Due 2006                                                            78                              78
                                                                             ---------------                 ---------------

  Barnstable Water Company
     10.2% Indianapolis Life Insurance Co., Due 2011                                   1,425                           1,525
                                                                             ---------------                 ---------------

  Unionville Water Company
     8.125% Farmington Savings Bank, Due 2011                                          1,153                           1,178
                                                                             ---------------                 ---------------

        Total Connecticut Water Service, Inc.                                         64,847                          64,976
                                                                             ---------------                 ---------------
        Less Current Portion                                                            (242)                           (242)
                                                                             ---------------                 ---------------
        Total Long-Term Debt                                                          64,605                          64,734
                                                                             ---------------                 ---------------

   TOTAL CAPITALIZATION                                                      $       146,037                 $       145,556
                                                                             ===============                 ===============






   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      2003                          2002
                                                   (UNAUDITED)                   (UNAUDITED)
                                                 ---------------               ---------------
Operating Revenues                               $        10,901               $        10,284
                                                 ---------------               ---------------

Operating Expenses
  Operation and Maintenance                                5,614                         4,468
  Depreciation                                             1,474                         1,230
  Income Taxes                                               481                           883
  Taxes Other Than Income Taxes                            1,316                         1,204
                                                 ---------------               ---------------
        Total Operating Expenses                           8,885                         7,785
                                                 ---------------               ---------------

Utility Operating Income                                   2,016                         2,499
                                                 ---------------               ---------------

Other Income, Net of Taxes
  Gain on Property Transactions                              943                            --
  Non-Water Sales Earnings                                   124                            80
  Allowance for Funds Used During Construction               123                           115
  Other                                                       40                            34
                                                 ---------------               ---------------
        Total Other Income, Net of Taxes                   1,230                           229
                                                 ---------------               ---------------

Interest and Debt Expense
  Interest on Long-Term Debt                                 973                           972
  Other Interest Charges                                      97                           107
  Amortization of Debt Expense                                57                            96
                                                 ---------------               ---------------
        Total Interest and Debt Expense                    1,127                         1,175
                                                 ---------------               ---------------

Net Income Before Preferred Dividends                      2,119                         1,553
Preferred Stock Dividend Requirement                           9                             9
                                                 ---------------               ---------------
Net Income Applicable to Common Stock            $         2,110               $         1,544
                                                 ===============               ===============

Weighted Average Common Shares Outstanding:
   Basic                                                   7,943                         7,656
   Diluted                                                 7,986                         7,723

Earnings Per Common Share:
   Basic                                         $          0.27               $          0.20
   Diluted                                       $          0.26               $          0.20

Dividends Per Common Share                       $        0.2050               $        0.2022


   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                           2003               2002
                                                                       (UNAUDITED)         (UNAUDITED)
                                                                     ---------------     ---------------
Balance at Beginning of Period                                       $        26,906     $        24,441
Net Income Before Preferred Dividends of Parent                                2,119               1,553
                                                                     ---------------     ---------------
                                                                              29,025              25,994
                                                                     ---------------     ---------------
Dividends Declared:
     Cumulative Preferred, Class A, $.20 per share                                 3                   3
     Cumulative Preferred, Series $.90, $.225 per share                            6                   6
     Common Stock - 2003 $.2050 per share; 2002 $.2022 per share               1,620               1,541
                                                                     ---------------     ---------------
                                                                               1,629               1,550
                                                                     ---------------     ---------------

Balance at End of Period                                             $        27,396     $        24,444
                                                                     ===============     ===============



   The accompanying notes are an integral part of these financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (IN THOUSANDS)


                                                                                       2003                  2002
                                                                                    (UNAUDITED)           (UNAUDITED)
                                                                                  ---------------       ---------------
Operating Activities:
  Net Income Before Preferred Dividends of Parent                                 $         2,119       $         1,553
                                                                                  ---------------       ---------------

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation (including $41 in 2003, $43 in 2002 charged to other accounts)             1,515                 1,273
    Change in Assets and Liabilities:
      Decrease in Accounts Receivable and Accrued Unbilled Revenues                           222                    18
      (Increase) in Other Current Assets                                                   (1,273)                 (955)
      Decrease in Other Non-Current Items                                                      24                   115
      (Decrease) in Accounts Payable, Accrued Expenses and Other
        Current Liabilities                                                                (4,363)               (2,902)
      Increase in Deferred Federal Income Taxes and Investment Tax
        Credits, Net                                                                          237                   235
                                                                                  ---------------       ---------------
        Total Adjustments                                                                  (3,638)               (2,216)
                                                                                  ---------------       ---------------

        Net Cash (Used for) Operating Activities                                           (1,519)                 (663)
                                                                                  ---------------       ---------------

Investing Activities:
  Gross Additions to Utility Plant (including Allowance for Funds
    Used During Construction of $123 in 2003 and $115 in 2002)                               (658)               (1,747)
                                                                                  ---------------       ---------------

Financing Activities:
  Proceeds from Interim Bank Loans                                                         10,700                 6,613
  Repayment of Interim Bank Loans                                                          (6,950)               (1,825)
  Proceeds from Issuance of Common Stock                                                      120                    96
  Reduction of Long-Term Debt including Current Portion                                      (129)               (2,180)
  Advances, Contributions and Funds From Others for Construction, Net                         514                 1,654
  Cash Dividends Paid                                                                      (1,629)               (1,550)
                                                                                  ---------------       ---------------
        Net Cash Provided by Financing Activities                                           2,626                 2,808
                                                                                  ---------------       ---------------

Net Increase in Cash                                                                          449                   398
Cash at Beginning of Year                                                                     464                   102
                                                                                  ---------------       ---------------

Cash at End of Period                                                             $           913       $           500
                                                                                  ===============       ===============


Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest (Net of Amounts Capitalized)                                         $         1,193       $         1,759
    State and Federal Income Taxes                                                $           130       $            17

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

2. The Company has a Stock Option Program. Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation," encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB opinion No. 25 "Accounting for Stock Issued to Employees" and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

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

                                                             THREE MONTHS ENDED MARCH 31
                                                      -----------------------------------------
                                                            2003                     2002
                                                      ----------------         ----------------
                                                      (in thousands, except for per share data)
Net income, as reported                                $         2,110         $         1,544
Deduct: Total stock-based employee
         compensation expense determined under
         fair value based method for all awards,
         net of related tax effects                                (74)                    (55)
                                                       ---------------         ---------------
Pro forma net income                                   $         2,036         $         1,489
                                                       ===============         ===============

Earnings per share:
         Basic - as reported                           $          0.27         $          0.20
                                                       ===============         ===============
         Basic - pro forma                             $          0.26         $          0.19
                                                       ===============         ===============

         Diluted - as reported                         $          0.26         $          0.20
                                                       ===============         ===============
         Diluted - pro forma                           $          0.25         $          0.19
                                                       ===============         ===============

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES



3. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below:

                                                  3 MONTHS ENDED
                                       ------------------------------------
                                           03/31/03            03/31/02
                                       ---------------      ---------------
Common Shares Outstanding:

         End of period:                      7,947,093            7,661,728
                                       ===============      ===============

Weighted Average Shares Outstanding:

         Days outstanding basis
                  Basic                      7,943,453            7,655,643
                                       ===============      ===============
                  Fully Diluted              7,986,016            7,722,886
                                       ===============      ===============


4. In June 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. The Company adopted FAS 143 January 1, 2003. There is no significant impact to the Company's financial position or results of operations due to the adoption of FAS 143.

PART I, ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

REGULATORY MATTERS AND INFLATION

       During the quarter ended March 31, 2003, there were no changes to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES

       The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the regulatory commissions to which the Company's subsidiaries are subject. Management believes that the following accounting policies may involve a higher degree of complexity and judgement.

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

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES


       Statement of Financial Accounting Standards - Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (FAS 71) requires cost-based, rate-regulated enterprises such as the Company's water companies to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which the costs would be charged to expense by an unregulated enterprise. The balance sheet includes regulatory assets and liabilities as appropriate, primarily related to income taxes and post-retirement benefits costs. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FAS 71. Material regulatory assets are earning a return.


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

       Interim Bank Loans Payable at March 31, 2003 was $10,700,000.

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


RESULTS OF OPERATIONS

         On October 31, 2002, the Company issued 249,715 shares of its common stock in exchange for all the outstanding common stock of The Unionville Water Company (Unionville). This acquisition was accounted for under the purchase method of accounting; as such only the Balance Sheet and Income Statement activity from the acquisition date forward are included in the financial statements.

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES



       The table below presents the Income Statement detailing the balances with and without Unionville. The narrative following the table includes explanations of the Income Statement variances excluding the amounts associated with Unionville.



                                INCOME STATEMENTS
                For the 3 Months ended, March 31, (in thousands)


                                                          2003                                   2002
                                       --------------------------------------------          ----------
                                                                           WITHOUT             WITHOUT
                                       CONSOLIDATED    UNIONVILLE        UNIONVILLE          UNIONVILLE      VARIANCE
                                       ------------    ----------        ----------          ----------      --------
Operating Revenues                       $  10,901    $      521         $   10,380          $   10,284     $       96
                                         ---------    ----------         ----------          ----------     ----------
 Operating Expenses
    Operation and Maintenance                5,614           329              5,285               4,468            817
    Depreciation                             1,474           118              1,356               1,230            126
    Income Taxes                               481            (1)               482                 883           (401)
    Taxes Other Than Income Taxes            1,316            52              1,264               1,204             60
                                         ---------    ----------         ----------          ----------     ----------
       Total Operating Expenses              8,885           498              8,387               7,785            602
                                         ---------    ----------         ----------          ----------     ----------
 Utility Operating Income                    2,016            23              1,993               2,499           (506)
                                         ---------    ----------         ----------          ----------     ----------

 Other Income (Deductions), Net of
      Taxes
    Gain on Property Transactions              943            --                943                  --            943
    Non-Water Sales Earnings                   124             3                121                  80             41
    Allowance for Funds Used During
       Construction                            123            23                100                 115            (15)
    Other                                       40            --                 40                  34              6
                                         ---------    ----------         ----------          ----------     ----------
       Total Other Income (Deductions),
         Net of Taxes                        1,230            26              1,204                 229            975
                                         ---------    ----------         ----------          ----------     ----------
 Interest and Debt Expenses
    Interest on Long-Term Debt                 973            24                949                 972            (23)
    Other Interest Charges                      97            --                 97                 107            (10)
    Amortization of Debt Expense                57            --                 57                  96            (39)
                                         ---------    ----------         ----------          ----------     ----------
       Total Interest and Debt
          Expenses                           1,127            24              1,103               1,175            (72)
                                         ---------    ----------         ----------          ----------     ----------

 Net Income Before Preferred
       Dividends                             2,119            25              2,094               1,553            541
 Preferred Stock Dividend
       Requirement                               9            --                  9                   9             --
                                         ---------    ----------         ----------          ----------     ----------

 Net Income Applicable to Common
       Stock                             $   2,110    $       25         $    2,085          $    1,544     $      541
                                         =========    ==========         ==========          ==========     ==========

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES


       THE FOLLOWING FACTORS HAD A SIGNIFICANT EFFECT UPON THE COMPANY'S NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED WITH THE NET INCOME FOR THE SAME PERIOD LAST YEAR.


       Net income applicable to common stock for the three months ended March 31, 2003 increased from that of March 31, 2002 by $566,000, or $.07 per average common share. The increase in net income resulted from a $975,000 increase in Net Other Income (Deductions) and a $72,000 decrease in Interest and Debt Expense, partially offset by a $506,000 decrease in Utility Operating Income.

       The major reason for the $975,000 higher Net Other Income (Deductions) was a January 2003 donation of approximately 178 acres of land to the Town of Killingly, Connecticut which resulted in a net after tax gain of approximately $943,000. Additionally, non-water sales earnings increased 55% due to increased profits from the Company's Linebacker(TM) service line maintenance program and antenna leases.

The decrease in Utility Operating Income was primarily due to the following:

- a $817,000 increase in Operation and Maintenance Expense due to increased wages, increases in pension and insurance expense, and an increase in maintenance expense due to numerous main breaks in the first quarter of 2003.

-      a $126,000 increase in Depreciation Expense.

-      a $ 60,000 increase in Taxes Other Than Income Taxes.

       Partially offset by

-      a $ 96,000 increase in Operating Revenue due to customer growth.

- a $401,000 decrease in Income Taxes primarily due to the increase in expenses detailed above.


COMMITMENTS AND CONTINGENCIES

         During the quarter ended March 31, 2003, there were no changes to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2002.


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

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES


PART I, ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The primary market risk faced by the Company is interest rate risk. The Company has no exposure to derivative financial instruments or financial instruments with significant credit risk or off-balance sheet risks and is not subject in any material respect to any currency or other commodity risk.

       The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries. The Company has $12,500,000 current lines of credit with three banks, under which interim bank loans payable at March 31, 2003 were $10,700,000. Management believes that any near-term change in interest rates should not materially affect the consolidated financial position, results of operations or cash flows of the Company.

PART I, ITEM 4: CONTROLS AND PROCEDURES

       Based on their evaluation of the Company's internal controls, disclosure controls and procedures within 90 days of the filing date of this report, the Chief Executive Officer and the Chief Financial Officer have concluded that the effectiveness of such controls and procedures is satisfactory. Further, there were not any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II, ITEM 1:  LEGAL PROCEEDINGS

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


PART II, ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


       On April 25, 2003, at its annual meeting, the stockholders of Connecticut Water Service, Inc. elected the following directors to serve three-year terms expiring at the annual meeting to be held in 2006:


                                                       AFFIRMATIVE               WITHHELD
                                                       -----------               --------
Roger Engle                                             6,521,591                134,980
Lisa Thibdaue                                           6,529,794                126,777
Carol P. Wallace                                        6,575,004                 81,567
Donald B. Wilbur                                        6,579,351                 77,220

                CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES


       Directors whose term of office continues until 2004 are Marshall T. Chiaraluce, Marcia L. Hincks, Robert F. Neal, and Arthur C. Reeds.

       Directors whose term of office continues until 2005 are Mary Ann Hanley, Mark G. Kachur, Ronald D Lengyel and David A. Lentini.

       The appointment of PricewaterhouseCoopers, LLP, independent public accountants, as independent auditors for the Company for the calendar year ending December 31, 2003 was ratified by the stockholders.


                         Number of Common and Preferred
                              Series A Shares Cast


                                                                                                  ABSTENTIONS
PRICEWATERHOUSECOOPERS LLP                               AFFIRMATIVE          NEGATIVE           AND NON-VOTES
--------------------------                               -----------          --------           -------------
                                                         6,562,749             46,660               47,162

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

99.1* Certification of Marshall T. Chiaraluce, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2* Certification of David C. Benoit, Chief Financial Officer and Vice President - Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)  Reports on Form 8-K

           On February 13, 2003, the Company filed a Form 8-K to report its earnings for the fourth quarter of 2002 and for the full fiscal year ended December 31, 2002.

                                 SIGNATURES PAGE


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Connecticut Water Service, Inc.
                                                (Registrant)


Date:    May 14, 2003                   By   /s/  David C. Benoit
                                             --------------------
                                        David C. Benoit
                                        Vice President - Finance


Date:    May 14, 2003                   By: /s/  Peter J. Bancroft
                                            ----------------------
                                        Peter J. Bancroft
                                        Assistant Treasurer

                                    FORM 10-Q
                         CONNECTICUT WATER SERVICE, INC.
                            RULE 13a-14 CERTIFICATION


           I, Marshall T. Chiaraluce, certify that:

           1. I have reviewed this quarterly report on Form 10-Q of Connecticut Water Service, Inc.

           2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/  Marshall T. Chiaraluce
---------------------------
Marshall T. Chiaraluce
Chief Executive Officer
May 14, 2003

                                    FORM 10-Q
                         CONNECTICUT WATER SERVICE, INC.
                            RULE 13a-14 CERTIFICATION


           I, David C. Benoit, certify that:

           1. I have reviewed this quarterly report on Form 10-Q of Connecticut Water Service, Inc.

           2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David C. Benoit
-------------------
David C. Benoit
Chief Financial Officer
May 14, 2003