Form 10-Q
period 2003-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2003-08-13
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003 OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

TO

Commission File Number  0-8084

Connecticut Water Service, Inc.

(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0739839 (I.R.S. Employer Identification No.)

93 West Main Street, Clinton, CT (Address of principal executive offices)	06413-1600 (Zip Code)

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

Yes (X)                       No (   )

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

7,960,146

Number of shares of common stock outstanding, June 30, 2003

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
June 30, 2003 and 2002

Part I, Item 1: Financial Statements
Consolidated Balance Sheets at June 30, 2003 and December 31, 2002	Page 3
Consolidated Statements of Capitalization at June 30, 2003 and December 31, 2002	Page 4
Consolidated Statements of Income for the Three Months Ended June 30, 2003 and 2002	Page 5
Consolidated Statements of Income for the Six Months Ended June 30, 2003 and 2002	Page 6
Consolidated Statements of Retained Earnings for the Three Months Ended June 30, 2003 and 2002	Page 7
Consolidated Statements of Retained Earnings for the Six Months Ended June 30, 2003 and 2002	Page 7
Consolidated Statements of Cash Flows for Six Months Ended June 30, 2003 and 2002	Page 8
Notes to Consolidated Financial Statements	Page 9
Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 11
Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk	Page 16
Part I, Item 4: Controls and Procedures	Page 17
Part II, Item 1: Legal Proceedings	Page 17
Part II, Item 6: Exhibits and Reports on Form 8-K	Page 17
Signatures Page	Page 19

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
At June 30, 2003 and December 31, 2002
(In thousands)

	June 30,
	2003	Dec. 31,
	(Unaudited)	2002

ASSETS
Utility Plant
Utility Plant	$314,491	$308,385
Construction Work in Progress	6,623	9,592
Utility Plant Acquisition Adjustments	(1,275)	(1,278)

	319,839	316,699
Accumulated Provision for Depreciation	(90,073)	(87,602)

Net Utility Plant	229,766	229,097

Other Property and Investments	3,663	3,557

Current Assets
Cash	904	464
Accounts Receivable (Less Allowance, 2003 - $254; 2002 - $240)	4,697	5,157
Accrued Unbilled Revenues	3,362	3,619
Materials and Supplies, at Average Cost	948	960
Prepayments and Other Current Assets	494	173

Total Current Assets	10,405	10,373

Deferred Charges and Regulatory Assets
Unamortized Debt Issuance Expense	4,966	5,080
Unrecovered Income Taxes	10,761	10,718
Postretirement Benefits Other Than Pension	845	846
Goodwill	3,608	3,608
Other Costs	1,568	1,520

Total Deferred Charges and Regulatory Assets	21,748	21,772

Total Assets	$265,582	$264,799

CAPITALIZATION AND LIABILITIES
Capitalization (See accompanying statements)
Common Stockholders’ Equity	$80,432	$79,975
Preferred Stock	847	847
Long-Term Debt	64,558	64,734

Total Capitalization	145,837	145,556

Current Liabilities
Current Portion of Long Term Debt	248	242
Interim Bank Loans Payable	10,050	6,950
Accounts Payable, Accrued Taxes and Accrued Interest	3,495	7,945
Other	525	341

Total Current Liabilities	14,318	15,478

Long-Term Liabilities
Advances for Construction	22,830	22,069
Contributions in Aid of Construction	43,661	43,373
Deferred Federal Income Taxes	21,137	20,633
Unfunded Future Income Taxes	9,871	9,871
Long-term Compensation Arrangements	6,018	5,877
Unamortized Investment Tax Credits	1,910	1,942

Commitments and Contingencies Total Long-Term Liabilities	105,427	103,765

Total Capitalization and Liabilities	$265,582	$264,799

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At June 30, 2003 and December 31, 2002
(In thousands, except share amounts)

	June 30,
	2003	Dec. 31,
	(Unaudited)	2002

Common Stockholders’ Equity
Common Stock Without Par Value Authorized - 15,000,000 Shares;	$55,028	$54,661
Shares Issued and Outstanding: 2003 - 7,960,146; 2002 - 7,939,713
Stock Issuance Expense	(1,593)	(1,592)
Retained Earnings	26,997	26,906

Total Common Stockholders’ Equity	80,432	79,975

Preferred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472

Total Preferred Stock of Connecticut Water Service, Inc.	772	772
Cumulative Preferred Stock of Barnstable Water Company Voting, $100 Par Value; Authorized, Issued and Outstanding 750 shares. Redeemable at $105 per share	75	75

Total Preferred Stock	847	847

Long-Term Debt
The Connecticut Water Company
First Mortgage Bonds
5.875% Series R, due 2022	14,645	14,645
6.65% Series S, due 2020	8,000	8,000
5.75% Series T, due 2028	5,000	5,000
5.3% Series U, due 2028	4,550	4,550
6.94% Series V, due 2029	12,050	12,050

	44,245	44,245
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,625	9,625
5.125% 1998 Series B, due 2028	7,720	7,720

Total Connecticut Water Company	61,590	61,590

Crystal Water Utilities Corporation
8.0% New London Trust, Due 2017	119	122

Crystal Water Company of Danielson
7.82% Connecticut Development Authority, Due 2020	476	483

Chester Realty
6% Note Payable, Due 2006	68	78

Barnstable Water Company
10.2% Indianapolis Life Insurance Co., Due 2011	1,425	1,525

Unionville Water Company
8.125% Farmington Savings Bank, Due 2011	1,128	1,178

Total Connecticut Water Service, Inc.	64,806	64,976
Less Current Portion	(248)	(242)

Total Long-Term Debt	64,558	64,734

Total Capitalization	$145,837	$145,556

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2003 and 2002
(In thousands, except per share amounts)

	2003	2002
	(Unaudited)	(Unaudited)

Operating Revenues	$10,841	$10,727

Operating Expenses
Operation and Maintenance	5,602	4,895
Depreciation	1,463	1,282
Income Taxes	493	826
Taxes Other Than Income Taxes	1,235	1,131

Total Operating Expenses	8,793	8,134

Utility Operating Income	2,048	2,593

Other Income (Deductions), Net of Taxes
Gain (Loss) on Property Transactions	—	142
Non-Water Sales Earnings	168	121
Allowance for Funds Used During Construction	116	106
Other	38	42

Total Other Income (Deductions), Net of Taxes	322	411

Interest and Debt Expense
Interest on Long-Term Debt	983	982
Other Interest Charges	98	92
Amortization of Debt Expense	57	54

Total Interest and Debt Expense	1,138	1,128

Net Income Before Preferred Dividends	1,232	1,876
Preferred Stock Dividend Requirement	10	10

Net Income Applicable to Common Stock	$1,222	$1,866

Weighted Average Common Shares Outstanding:
Basic	7,952	7,673
Diluted	7,992	7,729
Earnings Per Common Share:
Basic	$0.15	$0.24
Diluted	$0.15	$0.24
Dividends Per Common Share	$0.2050	$0.2025

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2003 and 2002
(In thousands, except per share amounts)

	2003	2002
	(Unaudited)	(Unaudited)

Operating Revenues	$21,742	$21,011

Operating Expenses
Operation and Maintenance	11,216	9,363
Depreciation	2,937	2,512
Income Taxes	974	1,709
Taxes Other Than Income Taxes	2,551	2,335

Total Operating Expenses	17,678	15,919

Utility Operating Income	4,064	5,092

Other Income (Deductions), Net of Taxes
Gain (Loss) on Property Transactions	943	142
Non-Water Sales Earnings	292	201
Allowance for Funds Used During Construction	239	221
Other	78	76

Total Other Income (Deductions), Net of Taxes	1,552	640

Interest and Debt Expense
Interest on Long-Term Debt	1,956	1,954
Other Interest Charges	195	199
Amortization of Debt Expense	114	150

Total Interest and Debt Expense	2,265	2,303

Net Income Before Preferred Dividends	3,351	3,429
Preferred Stock Dividend Requirement	19	19

Net Income Applicable to Common Stock	$3,332	$3,410

Weighted Average Common Shares Outstanding:
Basic	7,948	7,664
Diluted	7,989	7,726
Earnings Per Common Share:
Basic	$0.42	$0.44
Diluted	$0.42	$0.44
Dividends Per Common Share	$0.410	$0.405

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended June 30, 2003 and 2002
(In thousands, except per share amounts)

	2003	2002
	(Unaudited)	(Unaudited)

Balance at Beginning of Period	$27,396	$24,444
Net Income Before Preferred Dividends of Parent	1,232	1,876

	28,628	26,320

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	3	3
Cumulative Preferred, Series $.90, $.225 per share	7	7
Common Stock - 2003 $.2050 per share; 2002 $.2025 per share	1,621	1,546

	1,631	1,556

Balance at End of Period	$26,997	$24,764

For the Six Months Ended June 30, 2003 and 2002
(In thousands, except per share amounts)

	2003	2002
	(Unaudited)	(Unaudited)

Balance at Beginning of Period	$26,906	$24,441
Net Income Before Preferred Dividends of Parent	3,351	3,429

	30,257	27,870

Dividends Declared:
Cumulative Preferred, Class A, $.40 per share	6	6
Cumulative Preferred, Series $.90, $.45 per share	13	13
Common Stock - 2003 $.410 per share; 2002 $.405 per share	3,241	3,087

	3,260	3,106

Balance at End of Period	$26,997	$24,764

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002
(In thousands)

	2003	2002
	(Unaudited)	(Unaudited)

Operating Activities:
Net Income Before Preferred Dividends of Parent	$3,351	$3,429

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation (including $75 in 2003, $83 in 2002 charged to other accounts)	3,012	2,595
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues	717	(227)
(Increase) Decrease in Other Current Assets	(309)	(162)
(Increase) Decrease in Other Non-Current Items	59	(139)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	(4,266)	(3,442)
Increase (Decrease) in Deferred Federal Income Taxes and Investment Tax Credits, Net	472	470

Total Adjustments	(315)	(905)

Net Cash Provided by (Used for) Operating Activities	3,036	2,524

Investing Activities:
Gross Additions to Utility Plant (including Allowance for Funds Used During Construction of $239 in 2003 and $221 in 2002)	(3,701)	(4,838)

Financing Activities:
Proceeds from Interim Bank Loans	10,050	6,813
Repayment of Interim Bank Loans	(6,950)	(1,825)
Proceeds from Issuance of Common Stock	366	655
Repayment of Long-Term Debt	(170)	(2,327)
Advances, Contributions and Funds From Others for Construction, Net	1,069	2,760
Cash Dividends Paid	(3,260)	(3,106)

Net Cash Provided by (Used in) Financing Activities	1,105	2,970

Net Increase (Decrease) in Cash	440	656
Cash at Beginning of Year	464	102

Cash at End of Period	$904	$758

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest (Net of Amounts Capitalized)	$1,600	$2,141
State and Federal Income Taxes	$1,580	$2,170

The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report or Form 10-K.

     The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

2.     The Company has a Stock Option Program. Statement of Financial Accounting Standard (SFAS) No. 123 “Accounting for Stock-Based Compensation,” encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB opinion No. 25 “Accounting for Stock Issued to Employees” and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

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

	Three Months Ended

	June 30

(in thousands, except for per share data)	2003	2002

Net income, as reported	$1,222	$1,866
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(69)	(55)

Pro forma net income	$1,153	$1,811

Earnings per share:
Basic – as reported	$0.15	$0.24
Basic – pro forma	$0.14	$0.24
Diluted – as reported	$0.15	$0.24
Diluted – pro forma	$0.14	$0.23

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

	Six Months Ended

	June 30

(in thousands, except for per share data)	2003	2002

Net income, as reported	$3,332	$3,410
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(143)	(109)

Pro forma net income	$3,189	$3,301

Earnings per share:
Basic – as reported	$0.42	$0.44
Basic – pro forma	$0.40	$0.43
Diluted – as reported	$0.42	$0.44
Diluted – pro forma	$0.40	$0.43

3.     Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below:

	3 Months Ended

	06/30/03	06/30/02

Common Shares Outstanding:
End of period:	7,960,146	7,683,800

Weighted Average Shares Outstanding:
Days outstanding basis
Basic	7,951,538	7,672,598

Fully Diluted	7,992,062	7,729,147

4.     In June 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). FAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. The Company adopted FAS 143 as of January 1, 2003. There is no significant impact to the Company’s financial position or results of operations due to the adoption of FAS 143.

5.     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. FIN 46 establishes accounting, reporting and disclosure requirements for companies that currently hold unconsolidated investments in Variable Interest Entities (“VIEs”). Depending on the nature of the interest, reporting of a VIE could be satisfied by disclosure or full consolidation. FIN 46 applies immediately to VIEs created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs that were previously created or acquired before February 1, 2003. The Company does not hold interests in any VIEs, and does not expect the adoption of FIN 46 to have a material effect on its combined financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Part I, Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Regulatory Matters and Inflation

     During the quarter ended June 30, 2003, there were no changes to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2002.

Critical Accounting Policies

     The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the regulatory commissions to which certain of the Company’s subsidiaries are subject. Management believes that the following accounting policies may involve a higher degree of complexity and judgment.

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

Liquidity and Capital Resources

     The Company is not aware of demands, events or uncertainties that will result in a fluctuation of liquidity or a material change in the mix or relative cost of capital resources.

     The Company does not use off-balance sheet arrangements such as securitization of receivables or unconsolidated entities. The Company has no material lease obligations, does not engage in trading or risk management activities and does not have material transactions involving related parties.

     Interim Bank Loans Payable at June 30, 2003 was $10,050,000.

     We consider the current $12,500,000 lines of credit with three banks adequate to finance any expected short-term borrowing requirements that may arise from operations during 2003.

     In May 2003, $9,500,000 lines of credit with two banks were renewed until May 2004. The third bank extended the current $3,000,000 line of credit until October 2003. The Company expects to renegotiate and renew the line of credit with the third bank in October 2003.

     Interest expense charged on interim bank loans will fluctuate based on financial market conditions.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Refunding

     The Company is actively considering entering into one or more transactions designed to refinance some or all of the existing bond indebtedness previously issued by The Connecticut Water Company, its principal operating subsidiary. The refunding transactions may involve the issuance of one or more series of revenue refunding bonds and would be designed to lower the Company’s aggregate interest payments and reduce the costs of its long-term debt. The Company is unable to predict whether The Connecticut Water Company will, in fact, complete any of the refunding transactions, or when such transactions may occur. The timing and completion of any refunding transactions will depend upon many factors, including prevailing and future expected interest rates, the operating results of The Connecticut Water Company, and the receipt of required regulatory approvals, including that of the Connecticut Department of Public Utility Control.

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

     The following tables present the Income Statements detailing the balances with and without Unionville for the three and six months ended June 30, 2003.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

INCOME STATEMENTS
For the 3 Months ended, June 30, (in thousands)

	2003			2002

			Without	Without
	Consolidated	Unionville	Unionville	Unionville	Variance

Operating Revenues	$10,841	$538	$10,303	$10,727	$(424)

Operating Expenses
Operation and Maintenance	5,602	382	5,220	4,895	325
Depreciation	1,463	120	1,343	1,282	61
Income Taxes	493	(17)	510	826	(316)
Taxes Other Than Income Taxes	1,235	52	1,183	1,131	52

Total Operating Expenses	8,793	537	8,256	8,134	122

Utility Operating Income	2,048	1	2,047	2,593	(546)

Other Income (Deductions), Net of Taxes
Gain on Property Transactions	—	—	—	142	(142)
Non-Water Sales Earnings	168	6	162	121	41
Allowance for Funds Used During Construction	116	14	102	106	(4)
Other	38	—	38	42	(4)

Total Other Income (Deductions), Net of Taxes	322	20	302	411	(109)

Interest and Debt Expenses
Interest on Long-Term Debt	983	26	957	982	(25)
Other Interest Charges	98	—	98	92	6
Amortization of Debt Expense	57	—	57	54	3

Total Interest and Debt Expenses	1,138	26	1,112	1,128	(16)

Net Income Before Preferred Dividends	1,232	(5)	1,237	1,876	(639)
Preferred Stock Dividend Requirement	10	—	10	10	—

Net Income Applicable to Common Stock	$1,222	$(5)	$1,227	$1,866	$(639)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

INCOME STATEMENTS
For the 6 Months ended, June 30, (in thousands)

	2003			2002

			Without	Without
	Consolidated	Unionville	Unionville	Unionville	Variance

Operating Revenues	$21,742	$1,059	$20,683	$21,011	$(328)

Operating Expenses
Operation and Maintenance	11,216	711	10,505	9,363	1,142
Depreciation	2,937	238	2,699	2,512	187
Income Taxes	974	(18)	992	1,709	(717)
Taxes Other Than Income Taxes	2,551	104	2,447	2,335	112

Total Operating Expenses	17,678	1,035	16,643	15,919	724

Utility Operating Income	4,064	24	4,040	5,092	(1,052)

Other Income (Deductions), Net of Taxes
Gain on Property Transactions	943	—	943	142	801
Non-Water Sales Earnings	292	9	283	201	82
Allowance for Funds Used During Construction	239	36	203	221	(18)
Other	78	1	77	76	1

Total Other Income (Deductions), Net of Taxes	1,552	46	1,506	640	866

Interest and Debt Expenses
Interest on Long-Term Debt	1,956	47	1,909	1,954	(45)
Other Interest Charges	195	3	192	199	(7)
Amortization of Debt Expense	114	—	114	150	(36)

Total Interest and Debt Expenses	2,265	50	2,215	2,303	(88)

Net Income Before Preferred Dividends	3,351	20	3,331	3,429	(98)
Preferred Stock Dividend Requirement	19	—	19	19	—

Net Income Applicable to Common Stock	$3,332	$20	$3,312	$3,410	$(98)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     The following factors had a significant effect upon the Company’s net income for the three months ended June 30, 2003 as compared with the net income for the same period last year.

     Net income applicable to common stock for the three months ended June 30, 2003 decreased from that of June 30, 2002 by $644,000, or $.09 per basic average common share. The decrease excluding Unionville was $639,000 which resulted from a $546,000 decrease in Utility Operating Income and a $109,000 decrease in Net Other Income (Deductions) partially offset by a $16,000 decrease in Interest and Debt Expense.

The decrease in Utility Operating Income was primarily due to the following:

-	a $424,000 decrease in Operating Revenue due to reduced water consumption because of a cool, rainy Spring.

-	a $325,000 increase in Operation and Maintenance Expense primarily due to increased wages and increases in pension and insurance expense.

-	a $61,000 increase in Depreciation expense.

-	a $52,000 increase in Taxes Other Than Income Taxes (primarily property taxes),

Partially offset by

-	a $316,000 decrease in Income Tax Expense primarily due to lower taxable income due to the items listed above.

     The major reason for the lower Net Other Income (Deductions) was a reduction in Gain on Property Transactions. The prior year land donation was completed during the second quarter. The $142,000 reduction in gain on property transactions and a $8,000 reduction in other net income was partially offset by a $41,000 increase in non-water sales earnings.

     The following factors had a significant effect upon the Company’s net income for the six months ended June 30, 2003 as compared with the net income for the same period last year.

     Net income applicable to common stock for the six months ended June 30, 2003 decreased from that of June 30, 2002 by $78,000, or $.02 per basic average common share. The decrease excluding Unionville was $98,000 which resulted from a $1,052,000 decrease in Utility Operating Income partially offset by a $866,000 increase in Net Other Income (Deductions) and a $88,000 decrease in Interest and Debt Expense.

The decrease in Utility Operating Income was primarily due to the following:

-	a $328,000 decrease in Operating Revenue due to reduced water consumption because of a cool, rainy Spring.

-	a $1,142,000 increase in Operation and Maintenance Expense primarily due to increased wages, increases in pension and insurance expense, and an increase in maintenance expense related to numerous main breaks in the first quarter of 2003.

-	a $187,000 increase in Depreciation expense.

-	a $112,000 increase in Taxes Other Than Income Taxes (primarily property taxes),

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     Partially offset by

-	a $717,000 decrease in Income Tax Expense primarily due to lower taxable income due to the items listed above.

     The major reason for the $866,000 higher Net Other Income (Deductions) was a January 2003 donation of approximately 178 acres of land to the town of Killingly, Connecticut which resulted in a net after tax gain of approximately $943,000. Additionally, non-water sales earnings increased by $82,000 primarily due to increased profits from the Company’s Linebacker service line maintenance program, antenna leases and operation and maintenance contracts.

Commitments and Contingencies

     During the quarter ended June 30, 2003, there were no changes to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2002.

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

     The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries. The

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Company has $12,500,000 current lines of credit with three banks, under which interim bank loans payable at June 30, 2003 were $10,050,000. Management believes that any near-term change in interest rates should not materially affect the consolidated financial position, results of operations or cash flows of the Company.

Part I, Item 4: Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of June 30, 2003. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiary, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

     No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II, Item 1: Legal Proceedings

     We are involved in various legal proceedings. Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our properties is the subject that presents a reasonable likelihood of a material adverse impact on the Company.

Part II, Item 6: Exhibits and Reports on Form 8-K

     (a)     Exhibits Required by Item 601 of Regulation S-K.

Exhibit
Number	Description
3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999. (Exhibit 3.2 to Form 10-K for the year ended 12/31/99).

3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.4	Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

31.1	Certification of Marshall T. Chiaraluce, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of David C. Benoit, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of Marshall T. Chiaraluce, Chief Executive Officer and David C. Benoit, Chief Financial Officer, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)     Reports on Form 8-K

There have been no Form 8-K filed during the quarterly period ended June 30, 2003.

SIGNATURES PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc.
(Registrant)

Date: August 12, 2003	By	/s/ David C. Benoit
David C. Benoit
Vice President - Finance

Date: August 12, 2003	By:	/s/ Peter J. Bancroft
Peter J. Bancroft
Assistant Treasurer