Form 10-Q
period 2003-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 2003-11-12
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

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

7,967,053

Number of shares of common stock outstanding, September 30, 2003

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
September 30, 2003 and 2002

Part I, Item 1: Financial Statements
Consolidated Balance Sheets at September 30, 2003
and December 31, 2002	Page 3
Consolidated Statements of Capitalization at
September 30, 2003 and December 31, 2002	Page 4
Consolidated Statements of Income for the Three Months
Ended September 30, 2003 and 2002	Page 5
Consolidated Statements of Income for the Nine Months
Ended September 30, 2003 and 2002	Page 6
Consolidated Statements of Retained Earnings for the
Three Months September June 30, 2003 and 2002	Page 7
Consolidated Statements of Retained Earnings for the
Nine Months Ended September 30, 2003 and 2002	Page 7
Consolidated Statements of Cash Flows for Nine Months
Ended September 30, 2003 and 2002	Page 8
Notes to Consolidated Financial Statements	Page 9
Part I, Item 2: Management’s Discussion and Analysis of
Financial Condition and Results of Operations	Page 12
Part I, Item 3: Quantitative and Qualitative Disclosures
About Market Risk	Page 17
Part I, Item 4: Controls and Procedures	Page 18
Part II, Item 1: Legal Proceedings	Page 18
Part II, Item 6: Exhibits and Reports on Form 8-K	Page 18
Signatures Page	Page 20

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
At September 30, 2003 and December 31, 2002
(In thousands)

	September
	2003	Dec. 31,
	(Unaudited)	2002

ASSETS
Utility Plant
Utility Plant	$316,054	$308,385
Construction Work in Progress	8,634	9,592
Utility Plant Acquisition Adjustments	(1,275)	(1,278)

	323,413	316,699
Accumulated Provision for Depreciation	(91,279)	(87,602)

Net Utility Plant	232,134	229,097

Other Property and Investments	3,621	3,557

Current Assets
Cash	832	464
Accounts Receivable (Less Allowance, 2003 - $258; 2002 - $240)	5,494	5,157
Accrued Unbilled Revenues	4,021	3,619
Materials and Supplies, at Average Cost	997	960
Prepayments and Other Current Assets	1,687	173

Total Current Assets	13,031	10,373

Deferred Charges and Regulatory Assets
Unamortized Debt Issuance Expense	4,910	5,080
Unrecovered Income Taxes	10,782	10,718
Postretirement Benefits Other Than Pension	846	846
Goodwill	3,608	3,608
Other Costs	1,585	1,520

Total Deferred Charges and Regulatory Assets	21,731	21,772

Total Assets	$270,517	$264,799

CAPITALIZATION AND LIABILITIES
Capitalization (See accompanying statements)
Common Stockholders’ Equity	$82,894	$79,975
Preferred Stock	847	847
Long-Term Debt	64,527	64,734

Total Capitalization	148,268	145,556

Current Liabilities
Current Portion of Long Term Debt	248	242
Interim Bank Loans Payable	10,200	6,950
Accounts Payable, Accrued Taxes and Accrued Interest	3,623	7,945
Other	479	341

Total Current Liabilities	14,550	15,478

Long-Term Liabilities
Advances for Construction	24,616	22,069
Contributions in Aid of Construction	43,682	43,373
Deferred Federal Income Taxes	21,387	20,633
Unfunded Future Income Taxes	9,871	9,871
Long-term Compensation Arrangements	6,249	5,877
Unamortized Investment Tax Credits	1,894	1,942
Commitments and Contingencies

Total Long-Term Liabilities	107,699	103,765

Total Capitalization and Liabilities	$270,517	$264,799

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At September 30, 2003 and December 31, 2002
(In thousands, except share amounts)

	September 30,
	2003	Dec. 31,
	(Unaudited)	2002

Common Stockholders’ Equity
Common Stock Without Par Value Authorized - 15,000,000 Shares;	$55,262	$54,661
Shares Issued and Outstanding: 2003 - 7,967,053; 2002 - 7,939,713
Stock Issuance Expense	(1,594)	(1,592)
Retained Earnings	29,226	26,906

Total Common Stockholders’ Equity	82,894	79,975

Preferred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472

Total Preferred Stock of Connecticut Water Service, Inc.	772	772
Cumulative Preferred Stock of Barnstable Water Company
Voting, $100 Par Value; Authorized, Issued and Outstanding 750 shares. Redeemable at $105 per share	75	75

Total Preferred Stock	847	847

Long-Term Debt
The Connecticut Water Company
First Mortgage Bonds
5.875% Series R, due 2022	14,645	14,645
6.65% Series S, due 2020	8,000	8,000
5.75% Series T, due 2028	5,000	5,000
5.30% Series U, due 2028	4,550	4,550
6.94% Series V, due 2029	12,050	12,050

	44,245	44,245
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,625	9,625
5.125% 1998 Series B, due 2028	7,720	7,720

Total Connecticut Water Company	61,590	61,590

Crystal Water Utilities Corporation
8.0% New London Trust, Due 2017	118	122

Crystal Water Company of Danielson
7.82% Connecticut Development Authority, Due 2020	473	483

Chester Realty
6% Note Payable, Due 2006	68	78

Barnstable Water Company
10.2% Indianapolis Life Insurance Co., Due 2011	1,425	1,525

Unionville Water Company
8.125% Farmington Savings Bank, Due 2011	1,101	1,178

Total Connecticut Water Service, Inc.	64,775	64,976
Less Current Portion	(248)	(242)

Total Long-Term Debt	64,527	64,734

Total Capitalization	$148,268	$145,556

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2003 and 2002
(In thousands, except per share amounts)

	2003	2002
	(Unaudited)	(Unaudited)

Operating Revenues	$13,673	$13,799

Operating Expenses
Operation and Maintenance	5,302	4,933
Depreciation	1,457	1,233
Income Taxes	1,023	2,019
Taxes Other Than Income Taxes	1,285	1,206

Total Operating Expenses	9,067	9,391

Utility Operating Income	4,606	4,408

Other Income, Net of Taxes
Gain on Property Transactions	87	295
Non-Water Sales Earnings	194	136
Allowance for Funds Used During Construction	102	106
Other	25	30

Total Other Income , Net of Taxes	408	567

Interest and Debt Expense
Interest on Long-Term Debt	979	968
Other Interest Charges	95	92
Amortization of Debt Expense	57	55

Total Interest and Debt Expense	1,131	1,115

Net Income Before Preferred Dividends	3,883	3,860
Preferred Stock Dividend Requirement	10	10

Net Income Applicable to Common Stock	$3,873	$3,850

Weighted Average Common Shares Outstanding:
Basic	7,963	7,685
Diluted	8,011	7,732
Earnings Per Common Share:
Basic	$0.49	$0.50
Diluted	$0.48	$0.50
Dividends Per Common Share	$0.2075	$0.2050

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2003 and 2002
(In thousands, except per share amounts)

	2003	2002
	(Unaudited)	(Unaudited)

Operating Revenues	$35,415	$34,810

Operating Expenses
Operation and Maintenance	16,518	14,296
Depreciation	4,394	3,745
Income Taxes	1,997	3,728
Taxes Other Than Income Taxes	3,836	3,541

Total Operating Expenses	26,745	25,310

Utility Operating Income	8,670	9,500

Other Income, Net of Taxes
Gain on Property Transactions	1,030	437
Non-Water Sales Earnings	486	337
Allowance for Funds Used During Construction	341	327
Other	103	106

Total Other Income, Net of Taxes	1,960	1,207

Interest and Debt Expense
Interest on Long-Term Debt	2,935	2,922
Other Interest Charges	290	291
Amortization of Debt Expense	171	205

Total Interest and Debt Expense	3,396	3,418

Net Income Before Preferred Dividends	7,234	7,289
Preferred Stock Dividend Requirement	29	29

Net Income Applicable to Common Stock	$7,205	$7,260

Weighted Average Common Shares Outstanding:
Basic	7,953	7,671
Diluted	7,997	7,728
Earnings Per Common Share:
Basic	$0.91	$0.95
Diluted	$0.90	$0.94
Dividends Per Common Share	$0.6175	$0.6094

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended September 30, 2003 and 2002
(In thousands, except per share amounts)

	2003	2002
	(Unaudited)	(Unaudited)

Balance at Beginning of Period	$26,997	$24,764
Net Income Before Preferred Dividends of Parent	3,883	3,860

	30,880	28,624

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	3	3
Cumulative Preferred, Series $.90, $.225 per share	7	7
Common Stock - 2003 $.2075 per share; 2002 $.2050 per share	1,644	1,570

	1,654	1,580

Balance at End of Period	$29,226	$27,044

For the Nine Months Ended September 30, 2003 and 2002
(In thousands, except per share amounts)

	2003	2002
	(Unaudited)	(Unaudited)

Balance at Beginning of Period	$26,906	$24,441
Net Income Before Preferred Dividends of Parent	7,234	7,289

	34,140	31,730

Dividends Declared:
Cumulative Preferred, Class A, $.60 per share	9	9
Cumulative Preferred, Series $.90, $.675 per share	20	20
Common Stock - 2003 $.6175 per share; 2002 $.6094 per share	4,885	4,657

	4,914	4,686

Balance at End of Period	$29,226	$27,044

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002
(In thousands)

	2003	2002
	(Unaudited)	(Unaudited)

Operating Activities:
Net Income Before Preferred Dividends of Parent	$7,234	$7,289

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation (including $134 in 2003, $124 in 2002 charged to other accounts)	4,528	3,869
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues	(739)	(1,640)
(Increase) Decrease in Other Current Assets	(1,551)	(1,178)
(Increase) Decrease in Other Non-Current Items	349	(107)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	(4,184)	(3,601)
Increase (Decrease) in Deferred Federal Income Taxes and Investment Tax Credits, Net	706	702

Total Adjustments	(891)	(1,955)

Net Cash Provided by Operating Activities	6,343	5,334

Investing Activities:
Gross Additions to Utility Plant (including Allowance for Funds Used During Construction of $341 in 2003 and $327 in 2002)	(7,595)	(9,052)

Financing Activities:
Proceeds from Interim Bank Loans	10,200	8,656
Repayment of Interim Bank Loans	(6,950)	(1,825)
Proceeds from Issuance of Common Stock	599	695
Repayment of Long-Term Debt	(201)	(2,340)
Advances, Contributions and Funds From Others for Construction, Net	2,886	4,017
Cash Dividends Paid	(4,914)	(4,686)

Net Cash Provided by Financing Activities	1,620	4,517

Net Increase in Cash	368	799
Cash at Beginning of Year	464	102

Cash at End of Period	$832	$901

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest (Net of Amounts Capitalized)	$3,354	$3,871
State and Federal Income Taxes	$1,655	$2,855

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

	Three Months Ended

	September 30

	2003	2002
(in thousands, except for per share data)
Net income, as reported	$3,873	$3,850
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(64)	(55)

Pro forma net income	$3,809	$3,795

Earnings per share:
Basic – as reported	$0.49	$0.50
Basic – pro forma	$0.48	$0.49
Diluted – as reported	$0.48	$0.50
Diluted – pro forma	$0.48	$0.49

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

	Nine Months Ended

	September 30

	2003	2002
(in thousands, except for per share data)
Net income, as reported	$7,205	$7,260
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(207)	(164)

Pro forma net income	$6,998	$7,096

Earnings per share:
Basic – as reported	$0.91	$0.95
Basic – pro forma	$0.88	$0.93
Diluted – as reported	$0.90	$0.94
Diluted – pro forma	$0.88	$0.92

3.     Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below:

	3 Months Ended		9 Months Ended

	09/30/03	09/30/02	09/30/03	09/30/02

Common Shares Outstanding:
End of period:	7,967,053	7,689,716	7,967,053	7,689,716

Weighted Average Shares Outstanding:
Days outstanding basis
Basic	7,963,264	7,685,013	7,952,824	7,671,192

Fully Diluted	8,011,298	7,732,204	7,996,713	7,727,911

4.     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. FIN 46 establishes accounting, reporting and disclosure requirements for companies that currently hold unconsolidated investments in Variable Interest Entities (“VIEs”). Depending on the nature of the interest, reporting of a VIE could be satisfied by disclosure or full consolidation. FIN 46 applies immediately to VIEs created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs that were previously created or acquired before February 1, 2003. The Company does not hold interests in any VIEs, and does not expect the adoption of FIN 46 to have a material effect on its combined financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

5.     The Company has filed its 2002 Income Tax Returns and has adjusted its tax expense and reassessed its need for tax reserves resulting in lower tax expense in 2003.

	9/30/03	9/30/02
Federal Statutory Income Tax Rate:	34.0%	34.0%
Tax Effect of Differences:
State Income Taxes Net of Federal Benefit:
State Income Tax Excluding Land Donation Credit	3.0%	2.7%
Land Donation Credit	(8.5%)	(3.3%)
Change in Estimate of Prior Year Income Tax Expense	(3.5%)	—%
Charitable Contribution – Land Donation	(2.9%)	(0.9%)
Change in Estimate of Prior Year Income Tax Expense	(7.0%)	—%
Pension	(0.4%)	(0.9%)
Other	1.2%	0.8%

	15.9%	32.4%

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Part I, Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Regulatory Matters and Inflation

     During the quarter ended September 30, 2003, there were no changes to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2002.

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

     We consider the current $12,500,000 lines of credit with three banks adequate to finance any expected short-term borrowing requirements that may arise from operations during 2003. At September 30, 2003, $10,200,000 was drawn down on these lines of credit.

     In May 2003, $9,500,000 lines of credit with two banks were renewed until May 2004. The third bank extended the current $3,000,000 line of credit until December 31, 2003. The Company expects to renegotiate and renew the line of credit with the third bank in December 2003.

     Interest expense charged on interim bank loans will fluctuate based on financial market conditions.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Refinancing of Long-Term Debt

     On October 30, 2003 Connecticut Water Company, the principal operating subsidiary of the Company, refinanced a portion of its existing bond indebtedness. Connecticut Water Company borrowed $22.93 million in sale proceeds from the issuance of Water Facilities Refunding Revenue Bonds by the Connecticut Development Authority. The bonds were sold in two series with the following terms:

2003 A Series: $8,000,000 (Non-AMT)	4.40%	Maturing 12/15/2020
2003 C Series: $14,930,000 (AMT)	5.00%	Maturing 09/01/2022

     The proceeds of the transaction will be used to redeem the Series R and Series S first mortgage bonds of Connecticut Water Company and pay for a portion of the expenses associated with the issuance.

Corporate Credit Rating

     In September 2003, the Company received an “A” corporate credit rating from Standard & Poor’s. Connecticut Water Company, the Company’s largest subsidiary, also received an “A” corporate credit rating. Standard & Poor’s stated that the outlook for both entities is stable.

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

     The following tables present the Income Statements detailing the balances with and without Unionville for the three and nine months ended September 30, 2003.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

INCOME STATEMENTS
For the 3 Months ended September 30, (in thousands)

	2003			2002

	Consolidated	Unionville	Without Unionville	Without Unionville	Variance

Operating Revenues	$13,673	$757	$12,916	$13,799	$(883)

Operating Expenses
Operation and Maintenance	5,302	482	4,820	4,933	(113)
Depreciation	1,457	130	1,327	1,233	94
Income Taxes	1,023	30	993	2,019	(1,026)
Taxes Other Than Income Taxes	1,285	50	1,235	1,206	29

Total Operating Expenses	9,067	692	8,375	9,391	(1,016)

Utility Operating Income	4,606	65	4,541	4,408	133

Other Income (Deductions), Net of Taxes
Gain on Property Transactions	87	—	87	295	(208)
Non-Water Sales Earnings	194	4	190	136	54
Allowance for Funds Used During Construction	102	—	102	106	(4)
Other	25	—	25	30	(5)

Total Other Income(Deductions), Net of Taxes	408	4	404	567	(163)

Interest and Debt Expenses
Interest on Long-Term Debt	979	23	956	968	(12)
Other Interest Charges	95	(3)	98	92	6
Amortization of Debt Expense	57	—	57	55	2

Total Interest and Debt Expenses	1,131	20	1,111	1,115	(4)

Net Income Before Preferred Dividends	3,883	49	3,834	3,860	(26)
Preferred Stock Dividend Requirement	10	—	10	10	—

Net Income Applicable to Common Stock	$3,873	$49	$3,824	$3,850	$(26)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

INCOME STATEMENTS
For the 9 Months ended, September 30, (in thousands)

	2003			2002

	Consolidated	Unionville	Without Unionville	Without Unionville	Variance

Operating Revenues	$35,415	$1,816	$33,599	$34,810	$(1,211)

Operating Expenses
Operation and Maintenance	16,518	1,193	15,325	14,296	1,029
Depreciation	4,394	368	4,026	3,745	281
Income Taxes	1,997	12	1,985	3,728	(1,743)
Taxes Other Than Income Taxes	3,836	154	3,682	3,541	141

Total Operating Expenses	26,745	1,727	25,018	25,310	(292)

Utility Operating Income	8,670	89	8,581	9,500	(919)

Other Income (Deductions), Net of Taxes
Gain on Property Transactions	1,030	—	1,030	437	593
Non-Water Sales Earnings	486	13	473	337	136
Allowance for Funds Used During Construction	341	36	305	327	(22)
Other	103	1	102	106	(4)

Total Other Income (Deductions), Net of Taxes	1,960	50	1,910	1,207	703

Interest and Debt Expenses
Interest on Long-Term Debt	2,935	70	2,866	2,922	(56)
Other Interest Charges	290	—	290	291	(1)
Amortization of Debt Expense	171	—	170	205	(35)

Total Interest and Debt Expenses	3,396	70	3,326	3,418	(92)

Net Income Before Preferred Dividends	7,234	69	7,165	7,289	(124)
Preferred Stock Dividend Requirement	29	—	29	29	—

Net Income Applicable to Common Stock	$7,205	$69	$7,136	$7,260	$(124)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     The following factors had a significant effect upon the Company’s net income for the three months ended September 30, 2003 as compared with the net income for the same period last year.

     Net income applicable to common stock for the three months ended September 30, 2003 increased from that of September 30, 2002 by $23,000. Despite the increase in net earnings, basic earnings per share were $0.01 lower than the same period last year due to an increased number of common shares outstanding. The major cause of the 278,000 share increase was the 250,000 common shares issued in October, 2002 to acquire The Unionville Water Company. Excluding Unionville’s Net Income, Net Income applicable to common stock decreased by $26,000 (See Page 14) . This decrease resulted from a $163,000 decrease in Net Other Income (Deductions) partially offset by a $133,000 increase in Utility Operating Income and a $4,000 decrease in Interest and Debt Expense

     The decrease in Net Other Income (Deductions) was due to a decline in Gain on Property Transactions in 2003 vs. 2002. This decrease was partially offset by an increase in non-water sales earnings in 2003 vs. 2002.

     The increase in Utility Operating Income reflects lower Operating and Maintenance Expenses as well as lower Income Tax Expense in 2003. The decline in Income Tax Expense in 2003 was associated with; book/tax timing differences, lower pre-tax Net Income and a reduction in estimated tax liabilities associated with non-current periods. These expense decreases were partially offset by lower Operating Revenues stemming from reduced customer water consumption directly associated with a rainy and cool summer in 2003.

     The following factors had a significant effect upon the Company’s net income for the nine months ended September 30, 2003 as compared with the net income for the same period last year.

     Net income applicable to common stock for the nine months ended September 30, 2003 decreased from that of September 30, 2002 by $55,000, or $0.04 per basic weighted average share. Excluding Unionville’s Net Income, Net Income applicable to common stock decreased by $124,000 (See Page 15) which resulted from a $919,000 decrease in Utility Operating Income partially offset by a $703,000 increase in Net Other Income (Deductions) and a $92,000 decrease in Interest and Debt Expense

The decrease in Utility Operating Income was primarily due to the following:

-	a $1,211,000 decrease in Operating Revenue due to reduced water consumption because of a rainy spring and summer.

-	a $1,029,000 increase in Operation and Maintenance Expense primarily due to increased wages, increases in pension and insurance expense, and an increase in maintenance expense related to numerous main breaks in the first quarter of 2003.

-	a $281,000 increase in Depreciation expense.

-	a $141,000 increase in Taxes Other Than Income Taxes (primarily property taxes),

Partially offset by

-	a $1,743,000 decrease in Income Tax Expense partially due to a lower 2003 effective income tax rate due to book/tax timing differences, lower pre-tax Net Income and a reduction in estimated tax liabilities associated with non-current periods.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     The major reason for the $703,000 higher Net Other Income (Deductions) was a January 2003 donation of approximately 178 acres of land to the town of Killingly, Connecticut which resulted in a net after tax gain of approximately $943,000. Additionally, the sale of an office building produced an after tax gain of $87,000. Non-water sales earnings increased by $136,000 primarily due to increased profits from the Company’s Linebacker service line maintenance program, antenna leases and operation and maintenance contracts.

Commitments and Contingencies

     During the quarter ended September 30, 2003, there were no changes to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2002.

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

     The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries. The Company has $12,500,000 current lines of credit with three banks, under which interim bank loans payable at September 30, 2003 were $10,200,000. Management believes that any near-term change in interest rates should not materially affect the consolidated financial position, results of operations or cash flows of the Company.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Part I, Item 4: Controls and Procedures

          An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of September 30, 2003. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiary, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Part II, Item 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits Required by Item 601 of Regulation S-K.

Exhibit
Number	Description
3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999. (Exhibit 3.2 to Form 10-K for the year ended 12/31/99).

3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.4	Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).

31.1	Certification of Marshall T. Chiaraluce, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Exhibit
Number	Description
31.2	Certification of David C. Benoit, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of Marshall T. Chiaraluce, Chief Executive Officer and David C. Benoit, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

There have been no Form 8-K filed during the quarterly period ended September 30, 2003.

SIGNATURES PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc.
(Registrant)

Date: November 12, 2003	By /s/ David C. Benoit

David C. Benoit Vice President - Finance

Date: November 12, 2003	By: /s/ Peter J. Bancroft

Peter J. Bancroft Assistant Treasurer