Form 10-K
period 2003-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2004-03-12
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(X) Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 or

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

Registrant’s telephone number, including area code (860) 669-8636
Registrant’s website: www.ctwater.com

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, without par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ✓     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (✓)

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.  Yes ✓     No

     The aggregate market value of the registrant’s voting Common Stock held by non-affiliates, computed on the price of such stock at the close of business on June 30, 2003 is $201,620,443.

7,924,603

Number of shares of Common Stock outstanding, March 1, 2004
(excluding 49,970 common stock equivalent shares)

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Document is Incorporated

Definitive Proxy Statement, dated	Part III
March 10, 2004, for Annual Meeting
of Shareholders to be held on
April 23, 2004.

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
LOAN AGREEMENT
INDENTURE OF TRUST
LOAN AGREEMENT
INDENTURE
BOND PURCHASE AGREEMENT
RETIREMENT AGREEMENT
RETIREMENT AGREEMENT
RETIREMENT AGREEMENT: EXECUTIVE
TRUST AGREEMENT
POST-EGTRRA AMENDMENT
SUPPLEMENTAL PARTICIPATION AGREEMENT
SUPPLEMENTAL PARTICIPATION AGREEMENT
SIXTH AMENDMENT TO RETIREMENT PLAN
MEMORANDUM OF UNDERSTANDING
SUBSIDIARIES
CONSENT OF PRICEWATERHOUSECOOPERS LLP
EXPLANATION OF ABSENCE OF CONSENT
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

This Form 10-K contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read in conjunction with the cautionary statements included in this Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Forward Looking Information”.

PART I

ITEM 1. BUSINESS

The Company

The Registrant, Connecticut Water Service, Inc. (referred to as “the Company”, “we” or “our”) was organized in 1956. Connecticut Water Service, Inc. is a non-operating holding company, whose income is derived from the earnings of its eleven wholly-owned subsidiary companies. In 2003 approximately 80% of the Company’s earnings were attributable to water activities carried out within its five regulated water companies: The Connecticut Water Company, The Gallup Water Service, Incorporated, The Crystal Water Company of Danielson, The Barnstable Water Company and The Unionville Water Company. These five companies supply water to 86,750 customers in 42 towns throughout Connecticut and Massachusetts. Each of these companies is subject to state regulation regarding financial issues, rates, and operating issues, and to various other state and federal regulatory agencies concerning water quality and environmental standards. In addition to its regulated utilities, the Company owns six unregulated companies: Chester Realty, Inc., a real estate company in Connecticut; New England Water Utility Services, Inc., which provides contract water and sewer operations and other water related services; Connecticut Water Emergency Services, Inc., a provider of drinking and pool water by tanker truck; Crystal Water Utilities Corporation, a holding company which owns The Crystal Water Company of Danielson and three small rental properties; BARLACO, a real estate company in Massachusetts; and Barnstable Holding Company, a holding company which owns The Barnstable Water Company and BARLACO. In 2003, these unregulated companies, in conjunction with the regulated water companies, contributed the remaining 20% of the Company’s earnings through real estate transactions as well as services and rentals.

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

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the “INVESTOR INFO (SEC Filings)” section of the Company’s Internet website (http://www.ctwater.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The following documents are also available through the “CORPORATE GOVERNANCE” section of our website:

•	Code of Ethics

•	Role of Board

•	Role and Composition of Committees

•	Audit Committee Charter

•	Compensation Committee Charter

•	Corporate Governance Committee Charter

Copies of each of the Company’s SEC filings (without exhibits) and corporate governance documents mentioned above will also be mailed to investors, upon request.

Our Regulated Business

Our business is subject to seasonal fluctuations and weather variations. The demand for water is generally greater during the warmer months than the cooler months due to customers’ high water consumption related to cooling systems and various outdoor uses such as private and public swimming pools and lawn sprinklers. Demand will vary with rainfall and temperature levels from year to year and season to season, particularly during the warmer months.

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

Costs to comply with environmental and water quality regulations are substantial. Since the 1974 enactment of the Safe Drinking Water Act we have spent approximately $50,500,000 in constructing facilities and conducting aquifer mapping necessary to comply with the requirements of the Safe Drinking Water Act, and other federal and state regulations, of which $2,548,000 was expended in the last five years. We are presently in compliance with current regulations, but the regulations are subject to change at any time. The costs to comply with future changes in state or federal regulations, which could require us to modify existing filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.

Our water companies derive their rights and franchises to operate from special state acts that are subject to alteration, amendment or repeal and do not grant us exclusive rights to our service areas. Our franchises are free from burdensome restrictions, are unlimited as to time, and authorize us to sell potable water in all the towns we now serve. There is the possibility that a state could revoke our franchises and allow a governmental entity to take over some or all of our systems. From time to time such legislation is contemplated.

The rates we charge our water customers are established under the jurisdiction of and are approved by a state regulatory agency. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. The following table shows information related to each of our water companies’ most recent general rate filing.

	Date of Last	Allowed	Allowed
	Rate	Return on	Return on
	Decision	Equity	Rate Base
Barnstable	1998	12.5%	11.31%
Connecticut Water	1991	12.7%	10.74%
Crystal	1995	12.35%	10.16%
Gallup	1994	N/A *	N/A *
Unionville	1999 ***	12.35%	N/A **

*	Gallup’s rates were based on its net income requirement, not on a rate of return methodology.

**	Unionville’s rates were based on a return on equity methodology, not a rate base methodology.

***	Beginning mid-2003, Unionville began imposing a 30% surcharge on its customers’ water bills to recover financing and operating costs related to the construction and use of a water interconnection with a neighboring water supplier. Annually the surcharge is subject to a retroactive refund to ratepayers if total revenue for Unionville exceeds certain stipulated amounts. As part of the decision authorizing the surcharge, the Connecticut Department of Public Utility Control also limited the conditions upon which Unionville may seek a rate increase prior to September 1, 2005.

Our Water Systems

Our water infrastructure consists of 29 noncontiguous water systems in the State of Connecticut and one water system in Massachusetts. Our system, in total, consists of 1,370 miles of water main and reservoir storage capacity of 7.0 billion gallons. The safe, dependable yield from our 131 active wells and 20 reservoirs is approximately 52 million gallons per day. Water sources vary among the individual systems, but overall approximately 42% of the total dependable yield comes from reservoirs and 58% from wells.

We supply water, and in most cases, fire protection to all or portions of 42 towns in Connecticut and Massachusetts. The following table lists the customer count, operating revenues and customer water consumption for each of our water companies as of December 31, 2003.

	Number	Water	Customer Water
	of	Revenues	Consumption
Water Company	customers	($000's)	(millions of gallons)
Barnstable Water Company	7,174	$2,517	813
Connecticut Water Company	68,895	39,301	5,688
Crystal Water Company	3,694	2,071	438
Gallup Water Service	1,225	642	89
Unionville Water Company	5,762	2,584	612
Total	86,750	$47,115	7,640

The following table breaks down the above total figures by customer class:

		Water	Customer Water
	Number of	Revenues	Consumption
Customer Class	customers	($000's)	(millions of gallons)
Residential	76,886	$29,172	5,235
Commercial	6,274	6,210	1,579
Industrial	436	1,616	443
Public Authority	575	1,494	383
Fire Protection	1,638	8,105	0
Other (including non-metered accounts)	941	518	0
Total	86,750	$47,115	7,640

Disposition of Property

Our water companies own various small, discrete parcels of land that are no longer required for water supply purposes. At December 31, 2003 this land totaled approximately 500 acres. Over the past years we have been slowly disposing of such excess land. The largest transaction to date has been the donation of land by the Crystal Water Company to the Town of Killingly for protected open space purposes over a three-year period, 2002 — 2004. In January 2004, the final parcel of land was transferred to the Town. Over the three-year period the following acreage was donated to the Town under this agreement:

Year	Acres	After-tax Profit
2002	54	$293,000
2003	178	$942,000
2004	133	$712,000

Primarily due to a Connecticut corporate tax credit, which was legislatively enacted in 2000, the donation of land for protected open space purposes results in a greater after-tax profit to the Company than a sale of the land would provide.

Future disposition of land by our Connecticut regulated water companies is limited by the Memorandum of Understanding that the Company entered into with the Connecticut Department of Environmental Protection on December 4, 2002 (See “Moratorium on Land Sales” in the Commitments and Contingencies section of ITEM 7 of this Form 10-K).

We also have a limited amount of land held by our unregulated companies. Included in this category is approximately 100 acres of land held by BARLACO Inc., which we acquired in February 2001 in conjunction with the Company’s acquisition of The Barnstable Holding Company.

Competition

Our water companies face competition, presently not material, from a few private water systems operating within, or adjacent to, their franchise areas and from municipal and public authority systems whose service areas in some cases overlap portions of our water companies’ franchise areas.

Employees

As of December 31, 2003, we employed a total of 195 persons. Our employees are not covered by collective bargaining agreements. We believe that our relations with our employees are good.

Segments of Our Business

For management purposes we divide our business into three Business segments: Water Activities, Real Estate Transactions, and Services and Rentals.

The Water Activities segment is comprised of our core regulated water activities to supply public drinking water to our customers. This segment encompasses all transactions of all our regulated companies with the exception of real estate transactions and service and rental activities.

Our Real Estate Transactions segment involves the sale or donation for income tax benefits of our limited excess real estate holdings. These transactions can be effected by either our regulated or unregulated companies. A breakdown of the net profits of this segment between our regulated and unregulated companies for the past three years is as follows:

	Net Income from Real Estate Transactions
	Regulated	Unregulated	Total
2003	$942,000	$87,000	$1,029,000
2002	$440,000	—	$440,000
2001	$1,121,000	—	$1,121,000

Our Services and Rentals segment provides contracted services to water and wastewater utilities and other clients and also leases certain of our properties to third parties. Both our regulated and unregulated companies offer these transactions. The types of services provided include contract operations of water and wastewater facilities; Linebacker®, our service line protection plan for public drinking water customers, and providing bulk deliveries of emergency drinking water to businesses and residences via tanker truck. Our lease and rental income comes primarily from telecommunication antennas placed on our water storage tanks by telecommunication companies, as well as from the renting of residential and commercial property.

Some of the services listed above, including the service line protection plan and antenna leases, have little or no competition. But there can be considerable competition for contract operations of large water and wastewater facilities and systems. However, we have sought to develop a niche market by seeking to serve smaller facilities and systems in our service areas where there is less competition. The services and rentals segment, while relatively new and a small portion of our overall business, has grown significantly over the past five years and now provide nearly eight percent of our overall net income. The table below describes the net profits generated by this segment of our business from our regulated and unregulated companies for the past three years:

	Net Income from Real Estate Transactions
	Regulated	Unregulated	Total
2003	$411,000	$322,000	$733,000
2002	$274,000	$170,000	$444,000
2001	$240,000	$132,000	$372,000

ITEM 2. PROPERTIES

The properties of our water companies consist of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water. Although, our regulated water companies own their principal properties in fee, substantially all of the properties owned by Barnstable Water, Connecticut Water, Crystal Water and Unionville Water companies are subject to liens as security for outstanding debt. In addition, in certain cases, our water companies are parties to limited contractual arrangements for the provision of water supply from neighboring utilities. We believe that our properties are in good operating condition. Water mains are located, for the most part, in public streets and, in a few instances, are located on land that we own in fee and land utilized pursuant to easement right, most of which are perpetual and adequate for the purpose for which they are held.

The net utility plant balances of the water companies at December 31, 2003 were as follows:

Net Utility Plant
Barnstable	$6,468,000
Connecticut Water	196,568,000
Crystal	10,416,000
Gallup	3,250,000
Unionville	18,396,000
Total	$235,098,000

Sources of water supply owned, maintained, and operated by our regulated water companies include eighteen reservoirs and fifty-five well fields. In addition, Connecticut Water has an agreement with the Metropolitan District Commission (MDC) (a public water and sewer authority presently serving the City of Hartford and portions of surrounding towns), which provides, among other things, for the operation and maintenance by MDC of a filtration plant to supply up to 650,000 gallons of treated water per day for Connecticut Water’s Collinsville System. Collectively, these sources have the capacity to deliver approximately fifty-one million gallons of potable water daily to the sixteen major operating systems in the following table. In addition to the principal systems identified, our regulated water companies own, maintain, and operate fifteen small, non-interconnected satellite and consecutive water systems that, combined have the ability to deliver about one million gallons of additional water per day to their respective systems. For some small consecutive water systems, purchased water may comprise substantially all of the total available supply of the system.

Our regulated water companies own and operate fifteen water filtration facilities, having a combined treatment capacity of approximately 26.33 million gallons per day. Of these facilities, twelve are owned by Connecticut Water, two by Unionville Water, and one by Crystal Water. Gallup and Barnstable Water do not have, or require, water filtration facilities.

The companies’ estimated available water supply, not including water purchases or non-principal systems, is as follows:

ESTIMATED
AVAILABLE SUPPLY
(MILLION GALLONS PER
DAY)
Barnstable	3.41

Connecticut Water
Guilford System	8.60
Chester System	1.69
Naugatuck System	7.02
Terryville System	0.91
Thomaston System	1.08
Collinsville System	0.65
Northern Western System	15.12
Somers System	0.38
Stafford System	1.00

Crystal
Danielson System	3.69
Plainfield System	1.01
Thompson System	0.29
KIP System	0.50

Gallup	1.44

Unionville	4.35

Total	51.14

As of December 31, 2003, the transmission and distribution systems of our five water companies consisted of approximately 1,370 miles of main. On that date, approximately 75 percent of our mains were eight-inch diameter or larger. Substantially all new main installations are cement-lined ductile iron pipe of eight-inch diameter or larger.

The size of each company’s system(s) in terms of miles of mains is as follows:

Miles of
Transmission and
Distribution Water
Mains
Barnstable Water	100
Connecticut Water	1,070
Crystal	70
Gallup	20
Unionville	110
Total	1,370

We believe that our properties are maintained in good condition and in accordance with current regulations and standards of good waterworks industry practice.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings from time to time. Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which we, or any of our subsidiaries are a party, or to which any of our properties is subject, that presents a reasonable likelihood of a material adverse impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the NASDAQ exchange under the symbol “CTWS”. Our quarterly high and low stock prices as reported by NASDAQ and the cash dividends we paid during 2003 and 2002 are listed as follows:

		Price		Dividends
Period	High		Low	Paid
2003
First Quarter	$27.49		$24.00	$.2050
Second Quarter	26.96		24.22	$.2050
Third Quarter	30.41		25.20	$.2075
Fourth Quarter	30.25		26.96	$.2075
2002
First Quarter	$31.00		$26.53	$.2022
Second Quarter	31.09		24.00	$.2022
Third Quarter	30.00		20.35	$.2050
Fourth Quarter	27.12		24.05	$.2050

As of March 1, 2004 there were approximately 5,000 holders of record of our common stock.

We presently intend to pay quarterly cash dividends in 2004 on March 15, June 15, September 15 and December 15 subject to our earnings and financial condition, regulatory requirements and other factors our Board of Directors may deem relevant.

SUPPLEMENTAL INFORMATION (Unaudited)

ITEM 6. SELECTED FINANCIAL DATA

Years Ended December 31, (thousands of dollars except per share
amounts and where otherwise indicated)	2003	2002	2001	2000	1999
CONSOLIDATED STATEMENTS OF INCOME Operating Revenues	$47,115	$45,830	$45,392	$43,997	$45,171
Operating Expenses	$35,584	$33,996	$34,078	$32,335	$33,382
Operating Income	$11,531	$11,834	$11,314	$11,662	$11,789
Interest and Debt Expense	$4,635	$4,534	$4,632	$4,782	$4,720
Net Income Applicable to Common Stock	$9,172	$8,742	$8,401	$7,858	$7,780
Cash Common Stock Dividends Paid	$6,529	$6,277	$6,105	$5,890	$5,688
Dividend Payout Ratio	71%	72%	73%	75%	73%
Weighted Average Common Shares Outstanding	7,956,426	7,717,608	7,619,031	7,604,546	7,593,376
Basic Earnings Per Average Common Share	$1.15	$1.13	$1.10	$1.03	$1.02
Number of Shares Outstanding at Year End	7,967,381	7,939,713	7,649,362	7,604,594	7,596,141
ROE on Year End Common Equity	11.0%	10.9%	11.9%	11.7%	12.0%
Declared Common Dividends Per Share*	$0.825	$0.814	$0.804	$0.795	$0.787
CONSOLIDATED BALANCE SHEET Common Stockholders’ Equity	$83,315	$79,975	$70,783	$67,110	$64,915
Long-Term Debt	$64,754	$64,734	$63,953	$66,283	$67,099
Minority Interest	$—	$—	$—	$117	$142
Preferred Stock (Consolidated, Excluding Current Maturities)	$847	$847	$847	$847	$847

Total Capitalization	$148,916	$145,556	$135,583	$134,357	$133,003
Stockholders’ Equity (Includes Preferred Stock)	57%	56%	53%	51%	49%
Long-Term Debt	43%	44%	47%	49%	51%
Net Utility Plant	$235,098	$229,097	$202,330	$193,169	$187,613
Book Value — Per Common Share	$10.46	$10.07	$9.25	$8.82	$8.55
OPERATING REVENUES BY REVENUE CLASS Residential	$29,172	$28,680	$28,621	$27,364	$28,422
Commercial	6,210	6,036	5,941	5,817	6,093
Industrial	1,616	1,709	1,687	1,905	1,850
Public Authority	1,494	1,436	1,460	1,481	1,561
Fire Protection	8,105	7,434	7,187	6,960	6,861
Other (including non-metered accounts)	518	535	496	470	384

Total Operating Revenues	$47,115	$45,830	$45,392	$43,997	$45,171

Number of Customers (Average)	86,145	82,119	78,156	77,183	76,061
Billed Consumption (Millions of Gallons)	7,640	7,418	7,259	6,911	7,330
Number of Employees	195	191	181	184	180

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Overview

The Company is a non-operating holding company, whose income is derived from the earnings of its eleven wholly-owned subsidiary companies. In 2003, approximately 80% of the Company’s earnings were attributable to water activities carried out within its five regulated water companies: The Connecticut Water Company, The Gallup Water Service, Incorporated, The Crystal Water Company of Danielson, The Barnstable Water Company and The Unionville Water Company. Over 95% of this water activity income comes from The Connecticut Water Company (Connecticut Water) our largest subsidiary and water company. Connecticut Water has not had an increase in its rates since 1991. Primarily due to the construction of six major water treatment plants during the late 1970s and throughout the 1980s, our overall investment in gross utility plant increased by $122,881,000, or 270%, from 1978 to 1991 which resulted in our water rates being amongst the highest in Connecticut. In 1991 we began developing opportunities to increase revenues and earnings without raising regulated water rates. Through these efforts we have successfully:

-	Increased our consolidated earnings each year since 1991 without increasing water rates, and;

-	Continued increasing our common dividend payments per share during this period.

We believe that it is likely that we will have to seek regulatory approval to increase rates charged at some or all of our 5 regulated water companies during the next 5 years. The material factors that will affect our decision to consider rate increases in the next 5 years are:

-	Expected increases in infrastructure investment are necessary to insure a safe, reliable water system remains in place,

-	Modest historical and projected annual growth in regulated water sales of approximately 1.5%, and;

-	Increases in operating costs such as wage, pension, medical and insurance costs.

On a year-to-year basis our earnings are primarily influenced by weather patterns that affect our customers’ water usage and thereby our revenues. Our revenues may fluctuate by as much as $1.5 million (or 3.0%) over or under a normal year because customers use more water in hot, dry years and less water in cool, rainy years.

Regulatory Matters and Inflation

The Company, like all other businesses, is affected by inflation, most notably by the continually increasing costs required to maintain, improve and expand its service capabilities. The cumulative effect of inflation over time results in significantly higher operating costs and facility replacement costs, which must be recovered from future cash flows.

Our water companies are also subject to environmental and water quality regulations. Costs to comply with environmental and water quality regulations are substantial. We are currently in compliance with current regulations, but the regulations are subject to change at any time. The costs to comply with future changes in state or federal regulations, which could require us to modify current filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.

Our water companies’ ability to recover their increased expenses and/or investment in utility plant is dependent on the regulatory rates they charge their customers. Changes to these rates must be approved by the appropriate regulatory authority through formal rate proceedings. The rates of our four Connecticut based water companies are regulated by the Connecticut Department of Public Utility Control and our Massachusetts water company’s rates are regulated by the Massachusetts Department of Telecommunications and Energy. Due to the subjectivity of certain items involved in the process of establishing rates such as future customer growth, inflation and allowed return on investment, we have no assurance that our water companies will be able to raise their rates to a level we consider appropriate, or to raise their rates at all, through any future rate proceeding.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in conformity with Generally Accepted Accounting Principles in the United States of America (GAAP) and as directed by the regulatory commissions to which the Company’s subsidiaries are subject. (See Note 1 to the Consolidated Financial Statements for a discussion of our significant accounting policies.) The Company believes the following policies and estimates are critical to the presentation of its consolidated financial statements.

Public Utility Regulation - Statement of Financial Accounting Standards - Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (FAS 71), requires cost based, rate-regulated enterprises such as the Company’s water companies to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which costs would be charged to expense by an unregulated enterprise. The balance sheet includes regulatory assets and liabilities as appropriate, primarily related to income taxes and post-retirement benefit costs. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FAS 71. Material regulatory assets are earning a return.

Revenue Recognition – Revenue from metered customers includes billings to customers based on quarterly meter readings plus an estimate of water used between the customer’s last meter reading and the end of the accounting period. The unbilled revenue amount is listed as a current asset on the balance sheet. The amount recorded as unbilled revenue is generally higher during the summer months when water sales are higher. Based upon historical experience, management believes the Company’s estimate of unbilled revenues is reasonable.

Pension Plan Accounting – The discount rate assumption we use to value our pension benefit obligations has a material impact on the amount of pension expense we record in a given period. Our 2002 and 2003 pension expense was calculated using assumed discount rates of 7.25% and 6.5%, respectively. In 2004 our pension expense will be calculated with an assumed discount rate of 6.25%. The following shows how much a one percent change in our assumed discount rate would have changed our reported 2003 pension expenses:

Increase
(Decrease)
in expense
A 1% increase in the discount rate	($196,000)
A 1% decrease in the discount rate	$222,000

Outlook

The Company’s profitability is primarily attributable to the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.

After the terrorist strike on September 11, 2001, water companies have had to increase security on their water supplies and facilities. This has resulted in increases in operating and capital costs related to security, which are typically recoverable in a rate proceeding.

FINANCIAL CONDITION

Liquidity and Capital Resources

In recent years, we have attempted to limit our investment in utility plant to the amount of funds generated from our consolidated operations. Under this policy, the Company has not been required to significantly increase its long-term debt obligations in order to fund its annual construction program. The following table shows the total construction expenditures for each of the last three years and what we expect to invest on construction projects in 2004.

		Construction
	Gross	Funded by	Construction
	Construction	Developers &	Funded by
	Expenditures	Others	Company
2001	$14,218,000	$4,332,000	$9,886,000
2002	$15,691,000	$4,992,000	$10,699,000
2003	$11,909,000	$3,522,000	$8,387,000
2004 (Projected)	$14,464,000	$3,300,000	$11,164,000

We currently fund our working capital requirements through our lines of credit with three banks, which provide liquidity to satisfy ongoing cash needs. We consider the current aggregate $12,500,000 lines of credit to be adequate to finance any expected short-term borrowing requirements that may arise in 2004. All the lines have one-year lives and will expire at different dates in 2004. We expect to renew the lines in 2004. The interest rates payable are variable and fluctuate over time based on financial conditions. The weighted average interest rate on the $9,700,000 balance outstanding at December 31, 2003 was 1.523%.

During 2003 interest rates fell to historically low levels. We took advantage of the low rates and refinanced a portion of our long-term debt in the fourth quarter of 2003. On October 30, 2003, Connecticut Water borrowed $22.93 million from the issuance of Water Facilities Refunding Revenue Bonds by the Connecticut Development Authority. The bonds were sold in two series with the following terms:

2003 A Series: $8,000,000 (Non-AMT) 2003 C Series: $14,930,000 (AMT)	4.40% Maturing 12/15/2020 5.00% Maturing 09/01/2022

The proceeds of the transaction were used to redeem the Series R and S first mortgage bonds of Connecticut Water Company and paid for a portion of the expenses associated with the issuance.

During the first quarter of 2004, Connecticut Water refinanced an additional portion of its long-term debt through the issuance of $12,500,000 of variable rate, taxable debenture bonds Series 2004 with a maturity date of January 4, 2029. The bonds have been secured by an irrevocable direct pay letter of credit issued by a financial institution, with a five-year term expiring in March 2009. The proceeds of the sale of the bonds, which are general debt obligations of Connecticut Water, will be used to redeem the $12,050,000 aggregate principal amount of Connecticut Water’s First Mortgage Bonds (Series V) and to pay a portion of the expenses associated with the bonds’ refunding.

In connection with the issuance of the Bonds, Connecticut Water entered into an interest rate swap transaction with a counterparty in the notional principal amount of $12,500,000. The interest rate swap agreement provides that, beginning in April 2004 and thereafter on a monthly basis, Connecticut Water will pay the counterparty a fixed interest rate of 3.73% on the notional amount for a period of five years. In exchange, the counterparty will, beginning in April 2004 and thereafter on a monthly basis, pay Connecticut Water a floating interest rate (based on 105% of the U.S. Dollar one-month LIBOR rate) on the notional amount for a period of five years. The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in prevailing interest rates.

During the first six months of 2004, Unionville expects to secure $1.6 million through the Drinking Water State Revolving Fund for costs incurred in developing a water interconnection with a neighboring water supplier. The funds will be used to pay off a portion of the balances outstanding under bank lines of credit.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related parties other than the interest rate swap agreement discussed above.

The following table summarizes the Company’s future contractual cash obligations as of December 31, 2003:

	Payments due by Periods
	(in thousands of dollars)
		Less			More
		than 1	Years	Years	than 5
Contractual Obligations	Total	year	1 - 3	4 and 5	years
Long-Term Debt	$65,008	$254	$802	$580	$63,372
Operating Lease Obligations	2,050	781	912	293	64
Purchase Obligations (1)	29,002	750	1,334	1,218	25,700
Total	$96,060	$1,785	$3,048	$2,091	$89,136

(1)	Includes long and short-term capital purchase obligations. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the registrant and that specify all significant terms, including: fixed or minimum quantities, fixed minimum or variable price provisions; and the approximate timing of the transaction.

Interim Bank Loans Payable at year-end 2003 was $9,700,000, which is $2,750,000 higher than at the end of 2002.

During 2003, the Company incurred approximately $11.9 million of construction expenditures. The Company financed such expenditures through internally generated funds, customers’ advances, contributions in aid of construction and short-term borrowings.

The Board of Directors has approved an $11.2 million construction budget for 2004, net of amounts to be financed by customer advances and contributions in aid of construction. Funds primarily provided by operating activities are expected to finance this entire construction program given normal weather patterns and related operating revenue billings. Refer to Note 10, Utility Plant and Construction Program, in Notes to the Consolidated Financial Statements for additional discussion of the Company’s future construction program.

RESULTS OF OPERATIONS

     Overview of 2003 Results

Earnings for 2003 were higher than 2002 due to increased profits in our ‘Real Estate’ and ‘Services and Rentals’ business segments, which more than offset a reduction in profits from our ‘Water Activities’ segment.

The profits generated by the real estate segment increased from 2002 primarily because the most valuable parcel of the three parcels being donated to the Town of Killingly, CT over a three-year period was donated in 2003. The net profits (tax benefits) by year from donations under this agreement are:

2002	$293,000
2003	$942,000
2004*	$712,000

*	donated in January, 2004

The net profits generated from the services and rental segment increased by 65% from 2002. In 2003, we increased the profit margins generated by our service contract operations, increased customer enrollment in our service line maintenance program and increased the number of leases we have with telecommunications companies that lease space on our water storage tanks for their antenna sites. We have been working hard to grow this segment of the business and are optimistic that we can continue to do so. Our net profits and growth rates for this segment over the last thee years are:

	Services and
	Rental
	Increased Net
	Profit Over
	Prior Year	% Increase
2001	$106,000	40%
2002	$72,000	19%
2003	$289,000	65%

Earnings from our core ‘Water Activities’ segment declined in 2003. The unusually rainy and cool weather experienced during 2003 caused our customers on average to use less water than they would normally use. Operating revenues overall were approximately $1.3 million lower in 2003 than they would have been in a ‘normal’ weather year. This segment also experienced a 16.5% increase in operation and maintenance expense in 2003. In addition to picking up 10 additional months of expenses associated with Unionville, which was acquired on October 31, 2002, this segment experienced higher wages, medical, pension, insurance, and power costs. There was also a higher than normal incidence of weather related main breaks in addition to the normal increases in depreciation and property tax expense related to the Company’s increased investment in utility plant. Somewhat offsetting these negative impacts on earnings was a 1.5% increase in the number of utility customers plus a lower 2003 effective income tax rate due to book/tax timing differences, lower pre-tax income and a reduction in estimated tax liabilities associated with non-current periods.

Results on a comparable basis

Because we acquired Unionville on October 31, 2002, and because we accounted for the acquisition of Unionville under the purchase method of accounting, our consolidated income statements include different amounts of Unionville operating results in years 2001, 2002 and 2003.

Number of months
Of Unionville Operating
Results
2001	0
2002	2
2003	12

To assist us and our investors in analyzing operating results by income statement line, Company management internally looks at our consolidated results without Unionville to measure performance on a comparable company basis. The following are comparable income statements with the results of Unionville removed.

2003 Results Compared with 2002
INCOME STATEMENTS
For the years ended, December 31, (in
thousands)	2003					2002
					Without					Without
	Consolidated		Unionville		Unionville	Consolidated		Unionville		Unionville
Operating Revenues		$47,115		$2,584	$44,531		45,830		361	$45,469

Operating Expenses
Operation and Maintenance		22,759		1,588	21,171		19,531		226	19,305
Depreciation		5,684		472	5,212		5,187		74	5,113
Income Taxes		2,008		140	1,868		4,482		6	4,476
Taxes Other Than Income Taxes		5,133		204	4,929		4,796		36	4,760

Total Operating Expenses		35,584		2,404	33,180		33,996		342	33,654

Utility Operating Income		11,531		180	11,351		11,834		19	11,815

Other Income (Deductions), Net of Taxes
Gain on Property Transactions	1,029		—		1,029	440		—		440
Non-Water Sales Earnings		733		18	715		444		—	444
Allowance for Funds Used During Construction		476		58	418		470		8	462
Other		76		1	75		126		1	125

Total Other Income (Deductions), Net of Taxes		2,314		77	2,237		1,480		9	1,471

Interest and Debt Expenses
Interest on Long-Term Debt		4,016		92	3,924		3,909		16	3,893
Other Interest Charges		385		10	375		365		—	365
Amortization of Debt Expense		234		1	233		260		—	260

Total Interest and Debt Expenses		4,635		103	4,532		4,534		16	4,518

Net Income Before Preferred Dividends		9,210		154	9,056		8,780		12	8,768
Preferred Stock Dividend Requirement		38		—	38		38		—	38

Net Income Applicable to Common Stock		$9,172		$154	$9,018		8,742		12	$8,730

2002 Results Compared with 2001

INCOME STATEMENTS
For the years ended, December 31, (in thousands)

	2002		2001
			Without	Without
	Consolidated	Unionville	Unionville	Unionville
Operating Revenues	$45,830	$361	$45,469	$45,392

Operating Expenses
Operation and Maintenance	19,531	226	19,305	20,076
Depreciation	5,187	74	5,113	4,837
Income Taxes	4,482	6	4,476	4,777
Taxes Other Than Income Taxes	4,796	36	4,760	4,388

Total Operating Expenses	33,996	342	33,654	34,078

Utility Operating Income	11,834	19	11,815	11,314

Other Income (Deductions), Net of Taxes
Gain on Property Transactions	440	—	440	1,121
Non-Water Sales Earnings	444	—	444	372
Allowance for Funds Used During Construction	470	8	462	439
Merger Costs	—	—	—	(352)
Other	126	1	125	177

Total Other Income (Deductions), Net of Taxes	1,480	9	1,471	1,757

Interest and Debt Expenses
Interest and Debt Expenses Interest on Long-Term Debt	3,909	16	3,893	4,057
Other Interest Charges	365	—	365	353
Amortization of Debt Expense	260	—	260	222

Total Interest and Debt Expenses	4,534	16	4,518	4,632

Net Income Before Preferred Dividends	8,780	12	8,768	8,439
Preferred Stock Dividend Requirement	38	—	38	38
Net Income Applicable to Common Stock	$8,742	$12	$8,730	$8,401

2002 Compared with 2001

Net income applicable to common stock for 2002 in total increased from that of 2001 by $341,000, or $.03 per average basic share. The 2002 increase includes $12,000 relating to two months of 2002 net income generated by Unionville which was acquired on October 31, 2002.

Excluding Unionville’s operating results:

     Operating revenues increased only .2% despite a 1.6% increase in number of customers served due to a decline in the average amount of water our customers consumed. While the 2002 average customer water usage might be considered average, the 2001 customer water usage was atypically high due to the drought conditions we experienced in 2001.

Non recurring items contributing to the 2002 increase in net income were:

•	a 2002 $344,000 mark to market adjustment on the Company’s common stock equivalent shares outstanding

•	2001 merger costs of $352,000 relating to the Company’s pooling of interests treatment of the 2001 Barnstable acquisition.

COMMITMENTS AND CONTINGENCIES

Security — Recent enactment of the Bioterriorism Response Act of 2001 require all public water systems serving over 3,300 people to prepare Vulnerability Assessments (VA) of their critical utility assets. The assessments are to be submitted to the U.S. Environmental Protection Agency by June 2004 followed by an Emergency Response Plan by December 2004. The information within the VA is not subject to release to the public and is protected from Freedom of Information inquiries. Investment in security-related improvements is ongoing and management believes that the costs associated with any such improvements would be chargeable for recovery in future rate proceedings.

Reverse Privatization — Our water companies derive their rights and franchises to operate from state laws that are subject to alteration, amendment or repeal, and do not grant permanent exclusive rights to our service areas. Our franchises are free from burdensome restrictions, are unlimited as to time, and authorize us to sell potable water in all towns we now serve. There is the possibility that states could revoke our franchises and allow a governmental entity to take over some or all of our systems. From time to time such legislation is contemplated.

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

Environmental and Water Quality Regulation — The Company is subject to environmental and water quality regulations. Costs to comply with environmental and water quality regulations are substantial. We are currently in compliance with current regulations, but the regulations are subject to change at any time. The costs to comply with future changes in state or federal regulations, which could require us to modify current filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.

Moratorium on Land Sales — On December 4, 2002, the Company entered into a Memorandum of Understanding (MOU) with the State of Connecticut Department of Environmental Protection (DEP). The MOU provides for a voluntary two-year moratorium on the sale of approximately 7,100 acres of undeveloped Class I, II, and III water company lands held by the Company’s Connecticut water company subsidiaries. Class I and II water company lands, as defined by Public Health Code regulations, are those that are within the watershed or drainage area of a public water supply. Class III lands are those that are not located within the watershed. Under the terms of the MOU, the DEP in cooperation with the Company’s Connecticut water companies will assess and evaluate all undeveloped Class I, II and III land holdings to determine the desirability of the State of Connecticut’s acquiring the land for open space and to develop strategies to fund the acquisitions of such properties in fee or by easement from the Company. If the DEP determines that the Company’s Class I, II and III land holdings are desirable, the Company and the DEP have agreed to negotiate in good faith to determine a price for the Company’s land holdings based upon appraised values. However, the Company is not obligated by the MOU to sell such lands to the State of Connecticut. If the DEP determines that certain parcels of Class III land covered by the MOU do not meet its criteria for desirable open space, the Company can apply to the Department of Public Utility Control to sell or otherwise dispose of the land. The Company has no intention of selling or otherwise disposing of Class I and II lands that have an impact on drinking water supply and water quality. The MOU does not affect the land donation to the Town of Killingly mentioned above. In 2003, the DEP released approximately 130 acres of land from the restrictions of the MOU.

Rock Excavation Contract — In 2002, Connecticut Water signed a contract with O & G Industries, Inc. of Torrington, Connecticut regarding excavation of rock from a 28-acre parcel of land that the company owns in Prospect, Connecticut. At that time, the Company expected that the rock excavation could yield income of $2 — $3 million in total over the 20-year life of the contract. A subsequent environmental assessment has indicated that the property contains sensitive wetland areas, which have to be protected. The Company now expects minimal proceeds from this project if it goes forward at all.

Taxes — Due to the current environment of state budget deficits, the Company and its subsidiaries may be subject to a higher tax burden through changes in state legislation. Also, the Company’s future property tax burden may increase as state aid to towns is decreased.

FORWARD LOOKING INFORMATION

This report, including management’s discussion and analysis, contains certain forward-looking statements regarding the Company’s results of operations and financial position. These forward looking statements are based on current information and expectations, and are subject to risks and uncertainties, which could cause the Company’s actual results to differ materially from expected results.

Our water companies are subject to various federal and state regulatory agencies concerning water quality and environmental standards. Generally, the water industry is materially dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant. The ability to maintain our operating costs at the lowest possible level, while providing good quality water service, is beneficial to customers and stockholders. Profitability is also dependent on the timeliness of rate relief, when necessary, and numerous factors over which we have little or no control, such as the quantity of rainfall and temperature, industrial demand, financing costs, energy rates, tax rates, and stock market trends which may affect the return earned on pension assets, and compliance with environmental and water quality regulations. The profitability of our other revenue sources is subject to the amount of land we have available for sale and/or donation, the demand for the land, the continuation of the current state tax benefits relating to the donation of land for open space purposes, regulatory approval of land dispositions, the demand for telecommunications antenna site leases and the successful extensions and expansion of our service contract work. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary market risk faced by the Company is interest rate risk. As of December 31, 2003, the Company had no exposure to derivative financial instruments or financial instruments with significant credit risk or off-balance sheet risks. In addition, the Company is not subject in any material respect to any currency or other commodity risk.

     The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries and the use of the interest rate swap agreement discussed below. The Company has $12,500,000 current lines of credit with three banks, under which interim bank loans payable at December 31, 2003 were $9,700,000.

     During the first quarter of 2004, Connecticut Water entered into a five-year interest rate swap transaction in connection with the refunding of its First Mortgage Bonds (Series V). The swap agreement provides for Connecticut Water’s exchange of floating rate interest payment obligations for fixed rate interest payment obligations on a notional principal amount of $12,500,000. The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in prevailing interest rates. See “Liquidity and Capital Resources” section of Item 7 – “Management’s Discussion and Analysis and Results of Operations” above for further information. The Company does not enter into derivative financial contracts for trading or speculative purposes and does not use leveraged instruments.

     Management does not believe that changes in interest rates will have a material effects on income or cash flow during 2004, although there can be no assurances that interest rates will not significantly change.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Connecticut Water Service, Inc., and the Notes to Consolidated Financial Statements together with the reports of PricewaterhouseCoopers LLP are included herein on pages F-2 through F-26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 20, 2002, the Company filed a Form 8-K to report the dismissal of Arthur Andersen LLP as its independent accountants and the retainer of PricewaterhouseCoopers LLP as the Company’s new independent accountants.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2003, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule13a-15(e)). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure to be made within the time periods specified in the SEC’s rules and forms. Further, there were no changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Pursuant to General Instruction G(3), the information called for by Items 10, (except for information concerning the executive officers of the Company) 11, 12, 13 and 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed on EDGAR on or about March 10, 2004. Information concerning the executive officers of the Company is included as Item 10 of this report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the executive officers of the Company:

			Period Held or	Term of Office
Name	Age	Office	Prior Position	Expires
M. T. Chiaraluce	61	President, Chief	Held position of	2004 Annual Meeting
		Executive Officer	President since
		and Chairman of the	January, 1992 and
		Board	position of Chief
			Executive Officer
			since July, 1992
D. C. Benoit	46	Vice President –	Held current	2004 Annual Meeting
		Finance, Chief	position or other
		Financial Officer	executive position
		and Treasurer	with the company
			since April, 1996
J. R. McQueen	61	Vice President –	Held current	2004 Annual Meeting
		Engineering and	position or other
		Planning	management or
			engineering
			position with the
			Company since
			October, 1965
T. P. O’Neill	50	Vice President –	Held current	2004 Annual Meeting
		Operations	position or other
			engineering
			position with the
			Company since
			February, 1980
M. P. Westbrook	44	Vice President –	Held current	2004 Annual Meeting
		Administration and	position or other
		Government Affairs	management position
			with the Company
			since September,
			1988
P. J. Bancroft	54	Assistant Treasurer	Held current	2004 Annual Meeting
		and Controller	position or other
			accounting position
			with the Company
			since October, 1979
M. G. DiAcri	58	Corporate Secretary	Held administrative	2004 Annual Meeting
			position with the
			Company since
			February, 1990

For further information regarding the executive officers see the Company’s Proxy Statement dated March 10, 2004.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements:

The report of the Company’s management, the report of independent public auditors and the Company’s Consolidated Financial Statements listed in the Index to Consolidated Financial Statements on page F-1 hereof are filed as part of this report, commencing on page F-2.

Page
	Index to Consolidated Financial Statements and Schedule	F-1
	Reports of Independent Auditors	F-2
	Consolidated Statements of Income for the years Ended December 31, 2003, 2002, and 2001	F-4
	Consolidated Balance Sheets at December 31, 2003 and 2002	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F-6
	Notes to Consolidated Financial Statements	F-7
2.	Financial Statement Schedules:
The following schedules of the Company are included on the attached pages as indicated:
	Reports of Independent Auditors on Financial Statement Schedules	S-1
	Schedule II Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2003, 2002 and 2001	S-2

All other schedules provided for in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements or notes thereto.

Page
3.	Exhibits:

	Exhibits for Connecticut Water Service, Inc. are in the Index to Exhibits	E-1

Exhibits heretofore filed with the Securities and Exchange Commission as indicated below are incorporated herein by reference and made a part hereof as if filed herewith. Exhibits marked by asterisk (*) are being filed herewith.

(b) Reports on Form 8-K:

None

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and cash flows present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of Connecticut Water Service, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 11, 2004, except for Note 16, as to which the date is March 4, 2004

Set forth below is a copy of a report previously issued by Arthur Andersen LLP, in connection with the Company’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with the Company’s filing on Form 10-K. See Exhibit 23.2 for further discussion.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Connecticut Water Service, Inc.:

We have audited the accompanying consolidated balance sheets of Connecticut Water Service, Inc., and Subsidiaries (a Connecticut corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP

Hartford, Connecticut
February 8, 2002

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, (in thousands, except per share data)	2003	2002	2001

Operating Revenues	$47,115	$45,830	$45,392

Operating Expenses
Operation and Maintenance	22,759	19,531	20,076
Depreciation	5,684	5,187	4,837
Income Taxes	2,008	4,482	4,777
Taxes Other Than Income Taxes	5,133	4,796	4,388

Total Operating Expenses	35,584	33,996	34,078

Utility Operating Income	11,531	11,834	11,314

Other Income (Deductions), Net of Taxes
Gain on Property Transactions	1,029	440	1,121
Non-Water Sales Earnings	733	444	372
Allowance for Funds Used During Construction	476	470	439
Merger Costs	—	—	(352)
Other	76	126	177

Total Other Income (Deductions), Net of Taxes	2,314	1,480	1,757

Interest and Debt Expenses
Interest on Long-Term Debt	4,016	3,909	4,057
Other Interest Charges	385	365	353
Amortization of Debt Expense	234	260	222

Total Interest and Debt Expenses	4,635	4,534	4,632

Net Income Before Preferred Dividends	9,210	8,780	8,439
Preferred Stock Dividend Requirement	38	38	38

Net Income Applicable to Common Stock	$9,172	$8,742	$8,401

Weighted Average Common Shares Outstanding:
Basic	7,956	7,718	7,619
Diluted	8,002	7,771	7,662
Earnings Per Common Share:
Basic	$1.15	$1.13	$1.10
Diluted	$1.15	$1.12	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except share amounts)	2003	2002

ASSETS
Utility Plant	$319,616	$308,385
Construction Work in Progress	9,291	9,592
Utility Plant Acquisition Adjustments	(1,274)	(1,278)

	327,633	316,699
Accumulated Provision for Depreciation	(92,535)	(87,602)

Net Utility Plant	235,098	229,097

Other Property and Investments	3,829	3,557

Cash	1,122	464
Accounts Receivable (Less Allowance, 2003 - $271; 2002 - $240)	5,150	5,157
Accrued Unbilled Revenues	3,779	3,619
Materials and Supplies, at Average Cost	920	960
Prepayments and Other Current Assets	265	173

Total Current Assets	11,236	10,373

Unamortized Debt Issuance Expense	6,204	5,080
Unrecovered Income Taxes	15,006	10,718
Post-Retirement Benefits Other Than Pension	946	846
Goodwill	3,608	3,608
Other Costs	1,619	1,520

Total Regulatory and Other Long-Term Assets	27,383	21,772

Total Assets	$277,546	$264,799

CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value:
Authorized - 15,000,000 Shares - Issued and Outstanding:
2003 - 7,967,379; 2002 - 7,939,713	$53,766	$53,069
Retained Earnings	29,549	26,906

Common Stockholders’ Equity	83,315	79,975
Preferred Stock	847	847
Long-Term Debt	64,754	64,734

Total Capitalization	148,916	145,556

Interim Bank Loans Payable	9,700	6,950
Current Portion of Long-Term Debt	254	242
Accounts Payable	5,419	6,539
Accrued Taxes	(1,254)	659
Accrued Interest	626	747
Other Current Liabilities	366	341

Total Current Liabilities	15,111	15,478

Advances for Construction	24,579	22,069

Contributions in Aid of Construction	44,337	43,373

Deferred Federal and State Income Taxes	23,073	20,633

Unfunded Future Income Taxes	12,840	9,871

Long-Term Compensation Arrangements	6,812	5,877

Unamortized Investment Tax Credits	1,878	1,942

Commitments and Contingencies
Total Capitalization and Liabilities	$277,546	$264,799

The accompanying notes are an integral part of these consolidated financial statements. F-6

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (in thousands)	2003	2002	2001

Operating Activities:
Net Income Before Preferred Dividends	$9,210	$8,780	$8,439

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation (including $176 in 2003, $164 in 2002, and $169 in 2001 charged to other accounts)	5,860	5,351	5,006
Change in Assets and Liabilities:
(Increase) in Accounts Receivable and Accrued Unbilled Revenues	(153)	(165)	(153)
(Increase) Decrease in Other Current Assets	(52)	57	(191)
(Increase) in Other Non-Current Items	(621)	(89)	(45)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	(3,129)	(867)	1,089
Increase in Deferred Income Taxes and Investment Tax Credits, Net	2,376	747	675

Total Adjustments	4,281	5,034	6,381

Net Cash Provided by Operating Activities	13,491	13,814	14,820

Investing Activities:
Gross Additions to Utility Plant (including Allowance For Funds Used During Construction of $476 in 2003, $470 in 2002 and $439 in 2001)	(11,909)	(15,691)	(14,218)

Financing Activities:
Proceeds from Interim Bank Loans	9,700	6,950	1,825
Repayment of Interim Bank Loans	(6,950)	(1,875)	(1,800)
Reduction of Long-Term Debt Including Current Portion	32	(2,376)	(405)
Proceeds from Issuance of Common Stock	699	753	1,392
Advances, Contributions and Funds from Others for Construction, Net	3,522	4,992	4,332
Costs Incurred to Issue Long-Term Debt and Common Stock	(1,360)	(192)	(15)
Cash Dividends Paid	(6,567)	(6,315)	(6,143)

Net Cash Provided by (Used in) Financing Activities	(924)	1,937	(814)

Net Increase (Decrease) in Cash	658	60	(212)
Cash at Beginning of Year	464	102	314

Cash at End of Year (Excludes Cash Acquired from Purchase of Unionville Water Company in 2002)	1,122	162	102
Cash Acquired from Purchase of Unionville Water Company	—	302	—

Cash at End of Year	$1,122	$464	$102

Non-Cash Investing and Financing Activities:
Purchase of Unionville Water Company by Issuance of Company Common Stock (see Note 2 for details)	$—	$6,166	$—
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest (net of amounts capitalized)	$4,522	$4,811	$3,836
State and Federal Income Taxes	$2,407	$3,780	$3,260

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -The consolidated financial statements include the operations of Connecticut Water Service, Inc. (the Company), an investor-owned holding company and its eleven wholly owned subsidiaries, listed below:

     The Connecticut Water Company (Connecticut Water)

     The Gallup Water Service, Incorporated (Gallup)
     Crystal Water Utilities Corporation
     The Crystal Water Company of Danielson (Crystal Water)
     Chester Realty, Inc.
     New England Water Utility Services, Inc.
     Connecticut Water Emergency Services, Inc.
     The Barnstable Holding Company
     The Barnstable Water Company (Barnstable Water)
     BARLACO
     The Unionville Water Company (Unionville)

Connecticut Water, Gallup, Crystal Water, Barnstable Water and Unionville (our “water companies”) are public water utility companies serving 86,750 customers in 42 towns throughout Connecticut and Massachusetts.

Crystal Water Utilities Corporation is a holding company, owning the stock of Crystal Water Company of Danielson and three small rental properties.

Chester Realty, Inc. is a real estate company whose net profits from rental of property are included in the Other Income (Deductions), Net of Taxes section of the Consolidated Statements of Income in the Non-Water Sales Earnings category.

New England Water Utility Services, Inc. is engaged in water-related services, including the Linebacker® program, and contract operations. Its earnings are included in the Non-Water Sales Earnings category in the Other Income (Deductions), Net of Taxes section of the Consolidated Statements of Income.

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

PUBLIC UTILITY REGULATION – Four of our water companies are subject to regulation for rates and other matters by the Connecticut Department of Public Utility Control (DPUC) and follow accounting policies prescribed by the DPUC. The Barnstable Water Company is subject to the regulation of the Massachusetts Department of Telecommunications and Energy (DTE) and follows accounting policies prescribed by the DTE. The Company prepares its financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP), which includes the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation,” (FAS 71). FAS 71 requires cost-based, rate-regulated enterprises such as our water companies to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which the costs would be charged to expense by an unregulated enterprise. The balance sheets include regulatory assets and liabilities as appropriate, primarily related to income taxes and post-retirement benefit costs. In accordance with ratemaking procedures, costs which benefit future periods, such as tank painting, are expensed over the periods they benefit. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FAS 71. Material regulatory assets are earning a return.

USE OF ESTIMATES - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

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

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION - Allowance for Funds Used During Construction (AFUDC) is the cost of debt and equity funds used to finance the construction of our water companies’ utility plant. Generally, utility plant under construction is not recognized as part of rate base for ratemaking purposes until facilities are placed into service, and accordingly, AFUDC is charged to the construction cost of utility plant. Capitalized AFUDC, which does not represent current cash income, is recovered through rates over the service lives of the facilities.

In order for certain water system acquisitions made in and after 1995 to not degrade earnings, The Connecticut Water Company has received DPUC approval to record AFUDC on certain of its investments in these systems. Through December 31, 2003, Connecticut Water has capitalized approximately $2,729,000 of AFUDC relating to financing these acquisitions. This amount is expected to be recovered in Connecticut Water’s next rate case.

Each company’s allowed rate of return on rate base is used to calculate its AFUDC.

DEPRECIATION - Over 99% of the Company’s depreciable plant is owned by its five water companies. Depreciation is computed on a straight-line basis at various rates as approved by the state regulators on a company by company basis. Depreciation allows the utility to recover the investment in utility plant over its useful life. The overall consolidated company depreciation rate, based on the average balances of depreciable property, was 2.1% for 2003, 1.9% for 2002 and 2.0% for 2001.

CUSTOMERS’ ADVANCES FOR CONSTRUCTION AND CONTRIBUTIONS IN AID OF CONSTRUCTION - Under the terms of construction contracts with real estate developers and others, our water companies receive advances for the costs of new main installations. Refunds are made, without interest, as services are connected to the main, over periods not exceeding fifteen years and not in excess of the original advance. Unrefunded balances, at the end of the contract period, are credited to contributions in aid of construction (CIAC) and are no longer refundable.

INCOME TAXES - The Company provides income tax expense for its utility operations in accordance with the regulatory accounting policies of the applicable jurisdictions (Connecticut and Massachusetts). The Connecticut DPUC requires the flow-through method of accounting for most state tax temporary differences as well as for certain federal temporary differences.

The Company computed deferred tax reserves for all temporary book-tax differences using the liability method prescribed in FAS 109 – Accounting for Income Taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. Deferred tax liabilities that have not been reflected in tax expense due to regulatory treatment are described as unfunded future income taxes, and are expected to be recoverable in future years’ rates.

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

MUNICIPAL TAXES – Municipal taxes are generally expensed over the twelve-month period beginning on July 1 following the lien date, corresponding with the period in which the municipal services are provided.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

STOCK OPTIONS – The Company has a Stock-Based Compensation Plan with two components: the Performance Stock Program and the Stock Option Program, which are described more fully in Note 13. FAS No. 123 “Accounting for Stock-Based Compensation,” encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, FAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB) opinion No. 25 “Accounting for Stock Issued to Employees” and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants as if the fair-value-based method defined in FAS No. 123 had been applied.

The Company accounts for its Stock Option Program under the recognition and measurement principles of APB No. 25. As such, no compensation cost related to the Stock Option Program is reflected in Net Income, as all options under this program had an exercise price equal to market value of the underlying common stock on the date of grant. The following table illustrates the effect on Net Income and Earnings Per Share if the Company had applied the fair value recognition provisions of FAS No. 123 to the Stock Option Program.

	Year Ended December 31
	2003	2002	2001
(in thousands, except for per share data)
Net income, as reported	$9,172	$8,742	$8,401
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	109	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(383)	(218)	(264)

Pro forma net income	$8,898	$8,524	$8,137

Earnings per share:
Basic – as reported	$1.15	$1.13	$1.10

Basic – pro forma	$1.12	$1.10	$1.07

Diluted – as reported	$1.15	$1.12	$1.10

Diluted – pro forma	$1.11	$1.10	$1.06

Under the Company’s Performance Stock Program, restricted shares of Common Stock, common stock equivalents or cash may be awarded annually to officers and key employees. To the extent that the goals established by the Compensation Committee have been attained, the restrictions on the stock are removed. Amounts charged to expense pursuant to the Performance Stock Program were $251,000, $201,000 and $349,000, for 2003, 2002 and 2001, respectively. These amounts are included in Net Income, as reported.

UNAMORTIZED DEBT ISSUANCE EXPENSE - The issuance costs of long-term debt, including the remaining balance of issuance costs on long-term debt issues that have been refinanced prior to maturity, and related call premiums, are amortized over the respective lives of the outstanding debt, as approved by the state regulators.

GOODWILL - The Company adopted FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142), effective January 1, 2002. FAS 142 requires that goodwill no longer be amortized on a ratable basis. In accordance with FAS 142, goodwill must be allocated to reporting units and reviewed for impairment at least annually. The Company utilized a net income valuation approach in the performance of the annual goodwill impairment test.

EARNINGS PER SHARE - The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the years ended December 31, 2003, 2002, and 2001.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Years ended December 31,	2003	2002	2001
Basic earnings per share	$1.15	$1.13	$1.10
Dilutive effect of unexercised stock options	—	.01	—

Diluted earnings per share	$1.15	$1.12	$1.10

Numerator (in thousands):
Basic net income	$9,172	$8,742	$8,401
Diluted net income	$9,172	$8,742	$8,401
Denominator (in thousands):
Basic weighted average shares outstanding	7,956	7,718	7,619
Dilutive effect of unexercised stock options	46	53	43

Diluted weighted average shares outstanding	8,002	7,771	7,662

RECLASSIFICATION - Certain reclassifications have been made to conform previously reported data to the current presentation.

NEW ACCOUNTING PRONOUNCEMENTS – In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the definition of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. FAS 149 is effective for derivative contracts entered into after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company’s operating results, financial position, or cash flows.

FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150) was issued in May 2003. This Statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and measured. It requires that many financial instruments previously classified as equity now be classified as a liability (or an asset in some circumstances). These financial instruments are as follows: financial instrument issued in the form of shares that is mandatorily redeemable — that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur; a financial instrument, other than an outstanding share, that at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets; a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following: a) a fixed monetary amount known at inception, for example, a payable settleable with a variable number of equity shares; b) variations in something other than the fair value of equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of equity shares; c) variations inversely related to changes in the fair value of equity shares, for example, a written put option that could be net share settled. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material effect on the Company’s operating results, financial position, or cash flows.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

In January 2004, the FASB issued FASB Staff Position No. 106-01, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. FAS 106-1). This statement permits a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, the FSP requires certain disclosures pending further consideration of the underlying issues. The Company has met those disclosure requirements in Note 12: Pension and Other Post-Retirement Employee Benefits.

NOTE 2: 2002 PURCHASE ACQUISITION

On October 31, 2002, the Company issued 249,715 shares of its common stock in exchange for all the outstanding common stock of The Unionville Water Company (Unionville). The exchange ratio was approximately 4.16 shares of the Company’s common stock for each outstanding share of Unionville stock. The transaction was valued at approximately $6.2 million. This acquisition was accounted for under the purchase method of accounting, and as such the balances and income statement activity from the acquisition date forward are included in the financial statements. As a result, goodwill of $3.6 million was recorded and allocated to our water segment. There were no other intangible assets identified as part of the acquisition.

NOTE 3: INCOME TAX EXPENSE

Income Tax Expense for the years ended December 31, is comprised of the following:

(in thousands)	2003	2002	2001
Federal Classified as Operating Expense	$1,752	$4,065	$4,225
Federal Classified as Other Income:
Land Sales	(11)	—	—
Land Donation	(246)	(105)	(254)
Non-Water Sales	352	276	164
Other	(66)	(52)	(42)

Total Federal Income Tax Expense	1,781	4,184	4,093

State Classified as Operating Expense	256	417	552
State Classified as Other Income:
Land Sales	(3)	(1)	—
Land Donation	(733)	(360)	(1,012)
Non-Water Sales	91	54	41
Other	22	(18)	6

Total State Income Tax Expense (Benefit)	(367)	92	(413)

Total Income Tax Expense	$1,414	$4,276	$3,680

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The components of the Federal and State income tax provisions are:

	2003	2002	2001
Current:
Federal	$(51)	$2,835	$3,062
State	483	192	(48)

Total Current	432	3,027	3,014

Deferred Income Taxes, Net:
Federal
Investment Tax Credit	(64)	(63)	(63)
Capitalized Interest	25	23	23
Depreciation	2,167	798	910
Other	(296)	591	161

Total Federal	1,832	1,349	1,031

State
Depreciation	6	—	(1)
Other	(856)	(100)	(364)

Total State	(850)	(100)	(365)

Total Deferred Income Taxes, Net	982	1,249	666

Total	$1,414	$4,276	$3,680

Deferred income tax liabilities are categorized as follows on the Consolidated Balance Sheet:

	2003	2002
Deferred Federal and State Income Taxes	$23,073	$20,633
Unfunded Future Income Taxes	12,840	9,871

Net Deferred Income Tax Liability	$35,913	$30,504

Deferred income tax liabilities are comprised of the following:

	2003	2002
Depreciation	$34,648	$29,237
Other	1,265	1,267

Net Deferred Income Tax Liability	$35,913	$30,504

The calculation of Pre-Tax Income is as follows:

	2003	2002	2001
Pre-Tax Income
Net Income Before Preferred Dividends	$9,210	$8,780	$8,439
Income Taxes	1,414	4,276	3,680

Total Pre-Tax Income	$10,624	$13,056	$12,119

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

In accordance with required regulatory treatment, deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate. The decrease in the Company’s effective income tax rate is partially associated with a reassessment of tax reserves which was completed during the third quarter of 2003 when the Company filed its 2002 Income Tax Returns as well as the tax benefit associated with land donations in 2003 and the associated tax credits and deductions. The differences between the effective income tax rate recorded by the Company and the statutory federal tax rate are as follows:

	2003	2002	2001
Federal Statutory Income Tax Rate	34.0%	34.0%	34.0%
Tax Effect of Differences:
State Income Taxes Net of Federal Benefit:
State Income Tax Excluding Land Donation Credit	2.3%	2.3%	3.3%
Land Donation Credit	(4.5%)	(1.8%)	(5.5%)
Depreciation	—	.5%	1.2%
Charitable Contribution – Land Donation	(4.7%)	(1.7%)	(4.5%)
Pension Costs	(.3%)	(.7%)	.6%
Debt Refinancing Costs	(4.4%)	.2%	.2%
Non-Deductible Merger Costs	—	—	1.0%
Change in Estimate of Prior Year Income Tax Expense	(11.5%)	—	—
Common Stock Equivalents	.9%	—	1.1%
Other	1.5%	—	(1.0%)

Effective Income Tax Rate	13.3%	32.8%	30.4%

NOTE 4: COMMON STOCK

The Company has 15,000,000 authorized shares of common stock, no par value. A summary of the changes in the common stock accounts for the period January 1, 2001 through December 31, 2003, appears below:

		Issuance
(in thousands, except share data)	Shares	Amount	Expense	Total
Balance, January 1, 2001	7,604,594	$46,350	$(1,385)	$44,965
Stock and equivalents issued through Performance Stock Program	5,353	457	—	457
Purchase Minority Interest of Barnstable Holding Company	—	125	—	125
Stock Split – fractional shares	(752)	—	(11)	(11)
Stock Options Exercised	40,167	810	(4)	806

Balance, December 31, 2001	7,649,362	47,742	(1,400)	46,342
Purchase Unionville Water Company	249,715	6,166	(190)	5,976
Stock and equivalents issued through Performance Stock Program	6,672	21	—	21
Stock Options Exercised	33,964	732	(2)	730

Balance, December 31, 2002	7,939,713	54,661	(1,592)	53,069
Stock and equivalents issued through Performance Stock Program	8,347	305	—	305
Stock Options Exercised	19,319	394	(2)	392

Balance, December 31, 2003(1)	7,967,379	$55,360	$(1,594)	$53,766

(1)	Includes 503 restricted and 44,952 common stock equivalent shares issued through the Performance Stock Program through December 31, 2003.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The Company’s Shareholder Rights Plan was authorized by the Board of Directors on August 12, 1998. Pursuant to the Plan, the Board authorized a dividend distribution of one Right to purchase one one-hundredth of a share of Series A Junior Participating Preference Stock of the Company for each outstanding share of the Company’s common stock. The distribution was effected October 11, 1998.

Upon the terms of the Shareholder Rights Plan, each Right will entitle shareholders to buy one one-hundredth of a share of Series A Junior Participating Preference Stock at a purchase price of $90, and the Rights will expire October 11, 2008. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock, or announces a tender or exchange offer for 15% or more of the Company’s common stock. The Board will be entitled to redeem the Rights at $0.01 per Right at any time before such acquisition occurs, and upon certain conditions after such a position has been acquired.

Upon the acquisition of 15% or more of the Company’s common stock by any person or group, each Right will entitle its holder to purchase, at the Right’s purchase price, a number of shares of the Company’s common stock having a market value equal to twice the Right’s purchase price. In such event, Rights held by the acquiring person will not be allowed to purchase any of the Company’s common stock or other securities of the Company. If, after the acquisition of 15% or more of the Company’s common stock by any person or group, the Company should consolidate with or merge with and into any person and the Company should not be the surviving company, or if the Company should be the surviving company and all or part of its common stock should be exchanged for the securities of any other person, or if more than 50% of the assets or earning power of the Company were sold, each Right (other than Rights held by the acquiring person, which will become void) will entitle its holder to purchase, at the Right’s purchase price, a number of shares of the acquiring Company’s common stock having a market value at that time equal to twice the Right’s purchase price.

The Company may not pay any dividends on its common stock unless full cumulative dividends to the preceding dividend date for all outstanding shares of Preferred Stock of the Company have been paid or set aside for payment. All such Preferred Stock dividends have been paid.

NOTE 5: ANALYSIS OF RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 2001 through December 31, 2003, appears below:

(in thousands, except per share data)	2003	2002	2001
Balance, Beginning of Year	$26,906	$24,441	$22,145
Income Before Preferred Stock Dividends	9,210	8,780	8,439

	36,116	33,221	30,584

Dividends Declared:
Cumulative Preferred Stock, Series A, $.80 Per Share	12	12	12
Cumulative Preferred Stock, Series $.90, $.90 Per Share	26	26	26
Common Stock:
2003 $0.825 Per Share	6,529	—	—
2002 $0.810 Per Share	—	6,277	—
2001 $0.800 Per Share	—	—	6,105

	6,567	6,315	6,143

Balance, End of Year	$29,549	$26,906	$24,441

NOTE 6: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments.

CASH – Cash consists of highly liquid instruments with original maturities at the time of purchase of three months or less. The carrying amount approximates fair value.

LONG-TERM DEBT - The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company. As of December 31, 2003 and 2002, the estimated fair value of the Company’s long-term debt was $73,678,000 and $70,438,000, respectively, as compared to the carrying amounts of $64,754,000 and $64,734,000, respectively.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The fair values shown above have been reported to meet the disclosure requirements of FAS No. 107, “Disclosures About Fair Values of Financial Instruments” and do not purport to represent the amounts at which those obligations would be settled.

NOTE 7: LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following:

(in thousands)		2003	2002
The Connecticut Water Company
First Mortgage Bonds:
5.875%	Series R, Due 2022	$—	$14,645
6.65%	Series S, Due 2020	—	8,000
5.75%	Series T, Due 2028	5,000	5,000
5.3%	Series U, Due 2028	4,550	4,550
6.94%	Series V, Due 2029	12,050	12,050

		21,600	44,245

Unsecured Water Facilities Revenue Refinancing Bonds
5.05%	1998 Series A, Due 2028	9,640	9,625
5.125%	1998 Series B, Due 2028	7,695	7,720
4.40%	2003A Series, Due 2020	8,000	—
5.00%	2003C Series, Due 2022	14,930	—

		40,265	17,345

	Total Connecticut Water Company	61,865	61,590

Crystal Water Utilities Corporation
8.0%	Westbank, Due 2017	117	122

Crystal Water Company of Danielson
7.82%	Connecticut Development Authority, Due 2020	469	483

Chester Realty
6%	Note Payable, Due 2006	57	78

Barnstable Water Company
10.2%	Indianapolis Life Insurance, Due 2011	1,425	1,525

Unionville Water Company
8.125%	Farmington Savings Bank, Due 2011	1,075	1,178

Total Connecticut Water Service, Inc.		65,008	64,976
Less Current Portion		(254)	(242)

Total Long-Term Debt		$64,754	$64,734

The Company’s principal payments required for years 2004 — 2008 are as follows:

(In thousands)
2004 -	$254
2005 -	$266
2006 -	$268
2007 -	$268
2008 -	$282

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Substantially all utility plant is pledged as collateral for long-term debt.

In October 2003, Connecticut Water refinanced its Series R, First Mortgage Bonds with 5.00% 2003 C Series Unsecured, Tax-Exempt Water Facilities Revenue Refinancing Bonds and refinanced Series S, First Mortgage Bonds with 4.40% 2003 A Series Unsecured, Tax-Exempt Water Facilities Revenue Refinancing Bonds.

There are no mandatory sinking fund payments required on Connecticut Water Company’s outstanding First Mortgage Bonds or the Unsecured Water Facilities Revenue Refinancing Bonds. However, the 1998 Series A and B and the 2003 Series A and C Unsecured Water Facilities Revenue Refinancing Bonds provide for an estate redemption right whereby the estate of deceased bondholders or surviving joint owners may submit bonds to the Trustee for redemption at par, subject to a $25,000 per individual holder and a 3% annual aggregate limitation.

The outstanding bonds of the Company may be initially called for redemption at the following dates and prices — Series T, July 1, 2003 and Series U, September 1, 2003 at 100% plus accrued interest to the date of redemption; Series V, January 1, 2004 at 103.5%, 1998 Series A and B Unsecured Water Facilities Revenue Refinancing Bonds, March 1, 2008 at 100% plus accrued interest; 2003 Series A Unsecured Water Facilities Revenue Refinancing Bonds, December 15, 2008 at 100% plus accrued interest; 2003 Series C Unsecured Water Facilities Revenue Refinancing Bonds, September 1, 2008 at 100% plus accrued interest.

Barnstable Water Company’s note payable has been unconditionally guaranteed by the Company. The note agreement with Indianapolis Life Insurance Company requires the Company to meet certain financial covenants, restricts the Company’s ability to incur additional debt unless certain financial tests are met, restricts liens to secure additional long-term borrowings, restricts the type of investments that the Company can purchase and contains a significant prepayment premium. The Company was in compliance with the restrictive covenants at December 31, 2003 and 2002.

Unionville Water Company’s term note with Farmington Savings Bank requires monthly payments of principal and interest. The note bears a fluctuating interest rate. The interest rate is adjusted on each 60-month anniversary date from the effective date of May 1, 1996. On the anniversary date (Interest Change Date) the interest rate shall be increased or decreased to a rate determined by adding 2.5 percentage points to the most recent Federal Home Loan Bank of Boston Long-Term, Regular, 5 year, Fixed Rate Mortgage Rate (Index), available 45 days prior to the Interest Change Date, rounded to the next highest one-eighth of one percentage point. Unionville may prepay the principal balance outstanding under the note without penalty for the thirty days preceding each Interest Change Date upon 30 days prior written notice to the bank. Prepayment made at any other time requires a prepayment penalty, which is 110% of the present value of the difference between the interest on the amount prepaid for the remaining term to the next Interest Change Date, as determined by the Current Index and the interest on the same amount for the remaining term to the next Interest Change Date, as determined by the Index in effect for that maturity on the day the prepayment is made.

NOTE 8: PREFERRED STOCK

The Company’s Preferred Stock at December 31, consisted of the following:

(in thousands, except share data)	2003	2002
Connecticut Water Service, Inc.
Cumulative Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares	$300	$300
Cumulative Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares, Issued and Outstanding 29,499 Shares	472	472

	772	772
Barnstable Water Company
6% Cumulative, $100 Par Value; Authorized, Issued and Outstanding 750 Shares	75	75

Total Preferred Stock	$847	$847

All or any part of any series of either class of the Company’s issued Preferred Stock may be called for redemption by the Company at any time. The per share redemption prices of the Series A and Series $.90 Preferred Stock, if called by the Company, are $21.00 and $16.00, respectively.

The Company is authorized to issue 400,000 shares of an additional class of Preferred Stock, $25 par value, the general preferences, voting powers, restrictions and qualifications of which are similar to the Company’s existing Preferred Stock. No shares of the $25 par value Preferred Stock have been issued.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The Company is also authorized to issue 1,000,000 shares of $1 par value Preference Stock, junior to the Company’s existing Preferred Stock in rights to dividends and upon liquidation of the Company. 150,000 of such shares have been designated as “Series A Junior Participating Preference Stock”. Pursuant to the Shareholder Rights Plan, described in Note 4, the Company keeps reserved and available for issuance one one-hundredth of a share of Series A Junior Participating Preference Stock for each outstanding share of the Company’s common stock.

Barnstable Water Company paid Preferred Dividends of $4,500 in each of 2003, 2002 and 2001. These dividends are included in the Other category of the Other Income (Deductions) section of the Consolidated Statements of Income. These preferred shareholders have 1/10 of a common vote for matters related to Barnstable Water Company.

NOTE 9: BANK LINES OF CREDIT

The Company has a total of $12,500,000 in lines of credit provided by three banks. All of the lines have one year lives and will expire at different dates in 2004. The Company expects the lines of credit to be renewed in 2004. The total available on the lines of credit as of December 31, 2003 and 2002 were $2,800,000 and $5,550,000, respectively. Bank commitment fees associated with the lines of credit were approximately $30,000, $30,000, and $22,500 in 2003, 2002, and 2001 respectively.

At December 31, 2003 and 2002, the weighted average interest rates on short-term borrowings outstanding were 1.52% and 1.77%, respectively.

NOTE 10: UTILITY PLANT AND CONSTRUCTION PROGRAM

The components of utility plant and equipment at December 31, were as follows:

(in thousands)	2003	2002
Land	$9,604	$9,770
Source of Supply	19,417	18,059
Pumping	24,375	23,841
Water Treatment	47,547	46,692
Transmission and Distribution	199,660	191,603
General	18,548	17,955
Held for Future Use	465	465

Total	$319,616	$308,385

The amounts of depreciable utility plant at December 31, 2003 and 2002 included in total utility plant were $284,561,000 and $276,150,000, respectively.

Our water companies are engaged in continuous construction programs. Estimated annual capital expenditures, net of amounts financed by customer advances and contributions in aid of construction, are expected to be approximately $11,164,000 during 2004, $13,075,000 during 2005, and $13,580,000 in 2006. During the years 2007 and 2008, construction expenditures for routine improvements to the water distribution system are expected to be approximately $8,000,000 each year.

NOTE 11: TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

(in thousands)	2003	2002	2001
Municipal Property Taxes	$4,452	$4,149	$3,788
Payroll Taxes	681	647	600

Total	$5,133	$4,796	$4,388

NOTE 12: PENSION AND OTHER POST-RETIREMENT EMPLOYEE BENEFITS

GENERAL - As of December 31, 2003, Connecticut Water had 167 employees, Gallup 3, Crystal 8, Connecticut Water Emergency Services 1, Barnstable Water 9, and Unionville 7 for a total of 195 employees. The Company’s officers are employees of Connecticut Water. Employee expenses are charged between companies as appropriate. Effective December 31, 2002, the Connecticut Water Company Pension Plan and the Barnstable Water Company Pension Plan merged.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Investment Strategy – The Pension Trust and Finance Committee (the Committee) reviews and approves the investment strategy of the investments made on behalf of various pension and post-retirement benefit plans existing under the Company and certain of its subsidiaries.

The Committee targeted asset allocation at December 31, 2003 and 2002 were as follows:

	2003	2002
Equity	65%	60%
Fixed Income	35%	40%

Total	100%	100%

The Committee recognizes that a variation of up to 5% in either direction from its targeted asset allocation mix is acceptable due to market fluctuations.

PENSION

Defined Contribution Plan – One of the Company’s subsidiaries, Unionville, had through 2003 a noncontributory defined contribution pension plan which covered all employees who had completed one year of service. Unionville provided a contribution to the plan based upon 10% of the participant’s annual payroll. The Unionville contribution charged to expense under this plan for the twelve months ended December 31, 2003 was $31,000 and for the two-month period ended December 31, 2002 was $9,000. Effective December 31, 2003 the Unionville pension plan was terminated. Effective January 1, 2004, the employees of Unionville are covered by the Company’s noncontributory defined benefit pension plan.

Defined Benefit Plans– The Company and certain of its subsidiaries have noncontributory defined benefit pension plans covering qualified employees. In general, the Company’s policy is to fund accrued pension costs as permitted by federal income tax and Employee Retirement Income Security Act of 1974 regulations. A contribution of approximately $914,000 was made in January 2004 for plan year 2003 and a contribution of $743,000 was made for plan year 2002 in 2002.

The following tables set forth the funded status of the Company’s retirement plans at December 31, the latest valuation date:

	Pension Benefits
(in thousands)	2003	2002
Change in Benefit Obligation:
Benefit obligation, beginning of year	$21,929	$18,720
Service Cost	843	705
Interest Cost	1,390	1,345
Plan Amendments	(2)	—
Actuarial loss/(gain)	535	1,930
Benefits paid	(883)	(771)

Benefit obligation, end of year	$23,812	$21,929

Change in Plan Assets:
Fair Value, beginning of year	$17,742	$19,343
Actual return on plan assets	3,452	(1,573)
Employer contribution	—	743
Benefits paid	(883)	(771)

Fair Value, end of year	$20,311	$17,742

Funded Status	$(3,501)	$(4,187)
Unrecognized net actuarial (gain) loss	298	1,669
Unrecognized transition obligation	36	48
Unrecognized prior service cost	935	1,045

Accrued Cost	$(2,232)	$(1,425)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The accumulated benefit obligation for all defined benefit pension plans was approximately $18,800,000 and $17,057,000 at December 31, 2003 and 2002, respectively.

Weighted-average assumptions used to determine benefit obligations at December 31:

	2003	2002
Discount rate	6.25%	6.50%
Expected return on plan assets	8.00%	8.00%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:

	2003	2002
Discount rate	6.50%	7.25%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%

The discount rate is based on interest rates for long-term, high quality, fixed income investments. The Company looks at the general trend of several different bond indices.

	Pension Benefits
(in thousands)	2003	2002	2001
Components of net periodic benefit costs
Service cost	$843	$705	$614
Interest cost	1,390	1,345	1,261
Expected return on plan assets	(1,544)	(1,543)	(1,502)
Amortization of:
Unrecognized net transition asset	12	13	(20)
Unrecognized net (gain)/loss	(2)	(252)	(356)
Unrecognized prior service cost	108	108	107

Net Periodic Pension Benefit Costs	$807	$376	$104

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2003, and 2002 by asset category were as follows:

	2003	2002
Equity Securities	66%	59%
Fixed Income	34	41

Total	100%	100%

Cash Flows

The Company contributed $914,000 to its pension plan in 2004 for plan year 2003 and expects to make an estimated $1.5 million contribution for plan year 2004 in 2004.

POST-RETIREMENT BENEFITS OTHER THAN PENSION (PBOP) - In addition to providing pension benefits, a subsidiary company, Connecticut Water, provides certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust that has been approved by the DPUC. Substantially all of Connecticut Water’s employees may become eligible for these benefits if they retire on or after age 55 with 10 years of service. The contribution for calendar years 2003 and 2002 was $473,100 for each year.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

A deferred regulatory asset has been recorded to reflect the amount which represents the future operating revenues expected to be recovered in customer rates under FAS 106. In 1997, Connecticut Water requested and received approval from the DPUC to include FAS 106 costs in customer rates. The DPUC’s 1997 limited reopener of Connecticut Water’s general rate proceeding allowed it to increase customer rates $208,000 annually for FAS 106 costs. Connecticut Water’s current rates now allow for recovery of $473,100 annually for post-retirement benefit costs other than pension.

Connecticut Water has elected to recognize the transition obligation on a delayed basis over a period equal to the plan participants’ 21.6 years of average future service.

The Company has elected to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The benefit obligation and net periodic post-retirement benefit costs do not reflect the effects of the Act on the plan. The specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require previously reported information to be changed.

Another subsidiary company, Barnstable Water, also provides certain health care benefits to eligible retired employees. Substantially all Barnstable Water employees may become eligible for these benefits if they retire on or after age 65 with at least 15 years of service. Post-65 medical coverage is provided for employees up to a maximum coverage of $500 per quarter. Barnstable Water has incurred annual expenses for PBOP of $11,000, $12,000, $12,000 for 2003, 2002 and 2001, respectively. Barnstable Water’s PBOP currently is not funded.

The following tables set forth the funded status of the Company’s post-retirement health care benefits at December 31, the latest valuation date:

	Connecticut Water		Barnstable Water
(in thousands)	2003	2002	2003	2002
Change in Benefit Obligation:
Benefit obligation, beginning of year	$5,507	$4,171	$98	$83
Service Cost	270	223	2	2
Interest Cost	314	309	6	7
Plan Participant Contributions	52	47	—	—
Plan Amendments	(400)	—	—	—
Actuarial loss/(gain)	(129)	1,184	(8)	10
Benefits paid	(380)	(427)	(4)	(4)

Benefit obligation, end of year	$5,234	$5,507	$94	$98

Change in Plan Assets:
Fair Value, beginning of year	$2,592	$2,684	$—	$—
Actual return on plan assets	442	(185)	—	—
Employer contribution	473	473	4	4
Participants’ contributions	52	47	—	—
Benefits paid	(380)	(427)	(4)	(4)

Fair Value, end of year	$3,179	$2,592	$—	$—

Funded Status	$(2,055)	$(2,915)	$(94)	$(98)
Unrecognized net actuarial (gain) loss	25	420	(46)	(41)
Unrecognized transition obligation	1,084	1,649	64	70

Accrued Cost	$(946)	$(846)	$(76)	$(69)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.25%	6.50%	6.25%	6.50%
Expected return on plan assets (net of tax)	5.00%	5.00%	—	—
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.50%	7.25%	6.50%	7.25%
Expected long-term return on plan assets	5.00%	5.00%	—	—
Rate of compensation increase	4.50%	4.50%	—	—

The discount rate is based on interest rates for long-term, high quality, fixed income investments. The Company looks at the general trend of several different bond indices.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

	Connecticut Water			Barnstable Water
(in thousands)	2003	2002	2001	2003	2002	2001
Components of net periodic benefit costs
Service cost	$270	$223	$190	$2	$2	$4
Interest cost	314	309	276	6	7	6
Expected return on plan assets	(145)	(141)	(128)	—	—	—
Amortization of:
Unrecognized net transition asset	165	165	165	6	6	6
Recognized net (gain)/loss	(31)	(84)	(135)	(4)	(3)	(4)

Net Periodic Pension and Post Retirement Benefit Costs	$573	$472	$368	$10	$12	$12

In determining the 2003 and 2002 accumulated post-retirement benefit obligation, health care cost trends were assumed to be 8.5% grading 0.5% per year to 4%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

Assumed health care cost trend rates at December 31:

	2003		2002
	Medical	Dental	Medical	Dental
Health care cost trend rate assumed for next year	8.5%	8.0%	8.5%	8.0%
Rate to which the cost trend rate is assumed to decline	4.0%	3.5%	4.0%	3.5%
Year that the rate reaches the ultimate trend rate	2013	2013	2012	2012

A one-percentage-point change in assumed health care cost trend rates would have the following effects on Connecticut Water’s plan and would have no impact on the Barnstable Water plan:

	1-Percentage-Point	1-Percentage-Point
(in thousands)	Increase	Decrease
Effect on total of service and interest cost components	$89	$(73)
Effect on post-retirement benefit obligation	$663	$(556)

Plan Assets

Barnstable Water’s other post-retirement benefit plan has no assets. Connecticut Water’s other postretirement benefit plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category were as follows:

	2003	2002
Equity Securities	55%	48%
Fixed Income	45	52

Total	100%	100%

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Cash Flows

Connecticut Water is expected to contribute $473,100 to its other post-retirement benefit plan in 2004 for plan year 2004.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN - Connecticut Water provides additional pension benefits to senior management through a supplemental executive retirement plan. At December 31, 2003 and at December 31, 2002 the actuarial present value of the projected benefit obligation was $918,000 and $788,000, respectively. Expense associated with this plan was $152,000 for 2003, $108,000 for 2002, and $93,000 for 2001.

SAVINGS PLAN - The Company and certain of its subsidiaries maintains an employee savings plan which allows participants to contribute from 1% to 15% of pre-tax compensation plus for those age 50 and older catch-up contributions as allowed by law. The Company matches 50 cents for each dollar contributed by the employee up to 4% of the employee’s compensation. The Company contribution charged to expense in 2003, 2002 and 2001 was $166,000, $161,000, and $150,000, respectively.

The Plan creates the possibility for an “incentive bonus” contribution to the 401(k) plan tied to the attainment of a specific goal or goals to be identified each year. If the specific goal or goals are attained by the end of the year, all eligible employees, except officers and certain key employees, may receive up to an additional 1% of their annual base salary as a direct contribution to their 401(k) account. No incentive bonus was awarded in 2003. An incentive bonus of .4% of base pay, or $30,000 was awarded in 2002. For 2001, $41,000 was awarded as an incentive bonus of .6% of base pay.

NOTE 13: STOCK-BASED COMPENSATION PLAN

The Company has two components to its Stock-Based Compensation Plan (the Plan): The Stock Option Program (SOP) and the Performance Stock Program (PSP). In total under the Plan there were 700,000 shares authorized and 234,686 shares available for grant at December 31, 2003. The Plan terminates on April 22, 2004. The Board of Directors has adopted a new plan that is subject to shareholder approval.

STOCK OPTION PROGRAM – As part of the Company’s SOP, stock options are permitted to be issued to officers and key employees. The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized in the Consolidated Statements of Income. On a pro forma basis, the Company’s net income and earnings per share are shown in Note 1.

For purposes of this calculation, the Company arrived at the fair value of each stock grant at the date of grant by using the Black Scholes Option Pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
Expected life (years)	5.00	6.00	9.40
Risk-free interest rate (percentage)	2.79	3.09	5.07
Volatility (percentage)	30.00	30.00	27.36
Dividend yield	2.91	3.13	2.70

Options begin to become exercisable one year from the date of grant. Vesting periods range from one to five years. The maximum term ranges from five to ten years.

The per share weighted average fair value of stock options granted during 2003, 2002 and 2001 was $6.42, $5.82 and $8.67 respectively.

	For the Years Ended December 31,
	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options:
Outstanding, beginning of year	235,101	$21.41	229,811	$20.18	236,228	$18.39
Granted	36,053	29.05	39,254	25.78	33,750	22.99
Terminated	—	—	—	—	—	—
Exercised	(19,319)	16.91	(33,964)	18.12	(40,167)	16.22

Outstanding, end of year	251,835	22.85	235,101	21.41	229,811	20.18

Exercisable, end of year	119,992	$21.35	71,581	$20.74	47,630	$19.94

Options exercised during 2003 ranged in price from $14.83 per share to $22.33 per share. The following table summarizes the price ranges of the options outstanding and options exercisable as of December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Life (years)	Price	Shares	Price
Range of prices:
$12.00 - $14.99	49,252	5.3	$14.83	26,709	$14.83
$15.00 - $17.99	—	—	—	—	—
$18.00 - $20.99	35,516	6.9	20.42	24,359	20.42
$21.00 - $23.99	58,010	5.9	22.33	42,237	22.33
$24.00 - $26.99	39,254	8.9	25.78	9,814	25.78
$27.00 - $29.99	69,803	8.6	28.52	16,873	27.95

	251,835	7.2	$22.85	119,992	$21.35

NOTE 14: SEGMENT REPORTING

Our Company operates principally in three segments: water activities, real estate transactions, and services and rentals. The water segment is comprised of our core regulated water activities to supply water to our customers. Our real estate transactions segment involves selling or donating for income tax benefits our limited excess real estate holdings. Our services and rentals segment provides services on a contract basis and also leases certain of our properties to third parties. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies. Financial data for reportable segments is as follows:

					Interest
					Expense
					and
					Preferred
			Other		Dividend
			Operating	Other Income	(net of	Income	Net
(in thousands)	Revenues	Depreciation	Expenses	(Deductions)	AFUDC)	Taxes	Income
For the year ended December 31, 2003 Water Activities	$47,115	$5,684	$27,892	$22	$4,187	$1,964	$7,410
Real Estate Transactions	170	—	133	(1)	—	(993)	1,029
Services and Rentals	3,829	23	2,630	—	—	443	733

Total	$51,114	$5,707	$30,655	$21	$4,187	$1,414	$9,172

For the year ended December 31, 2002 Water Activities	$45,830	$5,187	$24,326	$127	$4,104	$4,482	$7,858
Real Estate Transactions	5	—	32	—	—	(467)	440
Services and Rentals	2,928	20	2,186	—	—	278	444

Total	$48,763	$5,207	$26,544	$127	$4,104	$4,293	$8,742

For the year ended December 31, 2001 Water Activities	$45,392	$4,837	$24,402	$(273)	$4,231	$4,741	$6,908
Real Estate Transactions	—	—	145	—	—	(1,266)	1,121
Services and Rentals	2,431	15	1,839	—	—	205	372

Total	$47,823	$4,852	$26,386	$(273)	$4,231	$3,680	$8,401

At December 31 (in thousands)	2003	2002
Total Plant and Other Investments:
Water	$237,947	$231,676
Non-Water	980	978

	238,927	232,654

Other Assets:
Water	37,175	31,761
Non-Water	1,444	384

	38,619	32,145

Total Assets	$277,546	$264,799

NOTE 15: COMMITMENTS AND CONTINGENCIES

REVERSE PRIVATIZATION – Our water companies derive their rights and franchises to operate from state law that are subject to alteration, amendment or repeal and do not grant permanent exclusive rights to our service areas. Our franchises are free from burdensome restrictions, are unlimited as to time, and authorize us to sell potable water in all towns we now serve. There is the possibility that states could revoke our franchises and allow a governmental entity to take over some or all of our systems. From time to time such legislation is contemplated.

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

ENVIRONMENTAL AND WATER QUALITY REGULATION – The Company is subject to environmental and water quality regulations. Costs to comply with environmental and water quality regulations are substantial. We are in compliance with current regulations, but the regulations are subject to change. The costs to comply with future changes in state or federal regulations, which could require us to modify current filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.

CONSTRUCTION – Our water companies’ estimated capital expenditures for 2004, 2005 and 2006 are $11.1 million, $13.1 million and $13.6 million respectively. These capital expenditures are net of amounts financed by customer advances and contributions in aid of construction. These expenditures are expected to be financed primarily with internally generated funds.

MORATORIUM ON LAND SALES – On December 4, 2002, the Company entered into a Memorandum of Understanding (MOU) with the State of Connecticut Department of Environmental Protection (DEP). The MOU provides for a voluntary two-year moratorium on the sale of approximately 7,100 acres of undeveloped Class I, II, and III water company lands held by the Company’s Connecticut water company subsidiaries. Class I and II water company lands, as defined by Public Health Code regulations, are those that are within the watershed or drainage area of a public water supply. Class III lands are those that are not located within the watershed. Under the terms of the MOU, the DEP in cooperation with the Company’s Connecticut water companies will assess and evaluate all undeveloped Class I, II and III land holdings to determine the desirability of the State of Connecticut’s acquiring the land for open space and to develop strategies to fund the acquisitions of such properties in fee or easement from the Company. If the DEP determines that the Company’s Class I, II and III land holdings are desirable, the Company and the DEP have agreed to negotiate in good faith to determine a price for the Company’s land holdings based upon appraised values. However, the Company is not obligated by the MOU to sell such lands to the State of Connecticut. If the DEP determines that certain parcels of Class III land covered by the MOU do not meet its criteria for desirable open space, the Company can apply to the Department of Public Utility Control to sell or otherwise dispose of the land. The Company has no intention of selling or otherwise disposing of Class I and II lands that have an impact on drinking water supply and water quality. The MOU does not affect the land donation to the Town of Killingly mentioned above. In 2003, the DEP released approximately 130 acres of land from the restrictions of the MOU.

SECURITY – Recent enactment of the Bioterrorism Response Act of 2001 require all public water systems serving over 3,300 people to prepare Vulnerability Assessments (VA) of their critical utility assets. The assessments are to be submitted to the U.S. Environmental Protection Agency by June 2004 followed by an Emergency Response Plan by December 2004. The information within the VA is not subject to release to the public and is protected from Freedom of Information inquiries. Investment in security-related improvements is ongoing and management believes that the costs associated with any such improvements would be chargeable for recovery in future rate proceedings.

ROCK EXCAVATION CONTRACT – In 2002, Connecticut Water signed a contract with O & G Industries, Inc. of Torrington, Connecticut regarding excavation of rock from a 28-acre parcel of land that the company owns in Prospect, Connecticut. At that time, the Company expected that the rock excavation could yield income of $2 — $3 million in total over the 20-year life of the contract. A subsequent environmental assessment has indicated that the property contains sensitive wetland areas which have to be protected. The Company now expects minimal proceeds from this project if it goes forward at all.

TAXES – Due to the current environment of state budget deficits, the Company and its subsidiaries may be subject to a higher tax burden through changes in state legislation. Also, the Company’s future property tax burden may increase as state aid to towns is decreased.

NOTE 16: SUBSEQUENT EVENTS

2004 LAND DONATION – In January 2004, 133 acres of unimproved land were donated to the Town of Killingly, Connecticut for protected open space purposes. The expected after tax benefit of this donation is approximately $712,000.

SERIES V REFINANCING – On March 4, 2004, Connecticut Water refinanced an additional portion of its long-term debt through the issuance of $12,500,000 of variable rate, taxable debenture bonds Series 2004 with a maturity date of January 4, 2029. The bonds have been secured by an irrevocable direct pay letter of credit issued by a financial institution, with a five-year term expiring in March 2009. The proceeds of the sale of the bonds, which are general debt obligations of Connecticut Water, will be used to redeem the $12,050,000 aggregate principal amount of Connecticut Water’s First Mortgage Bonds (Series V) and to pay a portion of the expenses associated with the bonds’ refunding.

In connection with the issuance of the Bonds, Connecticut Water entered into an interest rate swap transaction with a counterparty in the notional principal amount of $12,500,000. The interest rate swap agreement provides that, beginning in April 2004 and thereafter on a monthly basis, Connecticut Water will pay the counterparty a fixed interest rate of 3.73% on the notional amount for a period of five years. In exchange, the counterparty will, beginning in April 2004 and thereafter on a monthly basis, pay Connecticut Water a floating interest rate (based on 105% of the U.S. Dollar one-month LIBOR rate) on the notional amount for a period of five years. The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in prevailing interest rates.

NOTE 17: QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data for the years ended December 31, 2003 and 2002 appears below:

(in thousands, except for per share data)

					Net Income		Basic Earnings Per
			Utility		Applicable to		Average
	Operating Revenues		Operating Income		Common Stock		Common Share
	2003	2002	2003	2002	2003	2002	2003	2002
First Quarter	$10,901	$10,284	$2,016	$2,499	$2,110	$1,544	$0.27	$0.20
Second Quarter	10,841	10,727	2,048	2,593	1,222	1,866	0.15	0.24
Third Quarter	13,673	13,799	4,606	4,408	3,873	3,850	0.49	0.50
Fourth Quarter	11,700	11,020	2,861	2,334	1,967	1,482	0.24	0.19

Year	$47,115	$45,830	$11,531	$11,834	$9,172	$8,742	$1.15	$1.13

Exhibit
Number	Description
3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999. (Exhibit 3.2 to Form 10-K for the year ended 12/31/99).

3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.4	Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001. (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).

4.1	Indenture of Mortgage and Deed of Trust from The Connecticut Water Company to The Connecticut Bank and Trust Company, Trustee, dated as of June 1, 1956. (Exhibit 4.3(a) to Registration Statement No. 2-61843).

4.2	Supplemental Indentures thereto dated as of

(i)	February 1, 1958 (Exhibit 4.3(b) (i) to Registration Statement No. 2-61843)

(ii)	September 1, 1962 (Exhibit 4.3(b) (ii) to Registration Statement No. 2-61843)

(iii)	January 1, 1966 (Exhibit 4.3(b) (iii) to Registration Statement No. 2-61843)

(iv)	July 1, 1966 (Exhibit 4.3(b) (iv) to Registration Statement No. 2-61843)

(v)	January 1, 1971 (Exhibit 4.3(b) (v) to Registration Statement No. 2-61843)

(vi)	September 1, 1974 (Exhibit 4.3(b) (vi) to Registration Statement No. 2-61843)

(vii)	December 1, 1974 (Exhibit 4.3(b) (vii) to Registration Statement No. 2-61843)

(viii)	January 1, 1976 (Exhibit 4(b) to Form 10-K for the year ended 12/31/76)

(ix)	January 1, 1977 (Exhibit 4(b) to Form 10-K for the year ended 12/31/76)

(x)	September 1, 1978 (Exhibit 2.12(b) (x) to Registration Statement No. 2-66855)

(xi)	December 1, 1978 (Exhibit 2.12(b) (xi) to Registration Statement No. 2-66855)

(xii)	June 1, 1979 (Exhibit 2.12(b) (xii) to Registration Statement No. 2-66855)

(xiii)	December 1, 1983 (Exhibit 4.2 (xiii) to Form 10-K for the year ended 12/31/83)

(xiv)	January 1, 1987 (Exhibit 4.2 (xiv) to Form 10-K for the year ended 12/31/86)

(xv)	May 1, 1989 (Exhibit 4.2 (xv) to Form 10-K for year ended 12/31/89)

(xvi)	June 1, 1991 (Exhibit 4.2 (xvi) to Form 10-K for year ended 12/31/91)

(xvii)	August 1, 1992 (Exhibit 4.2 (xvii) to Form 10-K for year ended 12/31/92)

(xviii)	October 1, 1993 (Exhibit 4.2 (xviii) to Form 10-K for year ended 12/31/93)

(xix)	June 1, 1993 (Exhibit 4.2 (xix) to Form 10-K for year ended 12/31/93)

(xx)	September 1, 1993 (Exhibit 4.2 (xx) to Form 10-K for year ended 12/31/93)

(xxi)	December 1, 1993 (Exhibit 4.2 (xxi) to Form 10-K for year ended 12/31/93)

(xxii)	March 1, 1994 (Exhibit 4.2 (xxii) to Form 10-K for year ended 12/31/94)

4.3	Loan Agreement dated as of October 1, 1993, between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.3 to Form 10-K for year ended December 31, 1993).

4.4	Loan Agreement dated as of June 1, 1993, between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.4 to Form 10-K for year ended December 31, 1993).

4.5	Loan Agreement dated as of September 1, 1993, between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.5 to Form 10-K for year ended December 31, 1993).

4.6	Loan Agreement dated as of August 1, 1992 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.10 to Form 10-K for the year ended December 31, 1992).

4.7	Bond Purchase Agreement dated as of December 1, 1993. (Exhibit 4.8 to Form 10-K for year ended December 31, 1993).

4.8	Loan Agreement dated as of March 9, 1998 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.8 to Form 10-K for the year ended 12/21/98).

4.9	Loan Agreement dated as of April 19, 1990 between the Connecticut Development Authority and The Crystal Water Company of Danielson. (Exhibit 4.9 to Form 10.K for the year ended 12/31/99).

4.10	Loan Agreement dated as of February 9, 1996 between New London Trust, F.S.B. and The Crystal Water Company of Danielson. (Exhibit 4.10 to Form 10-K for the year ended 12/31/99).

4.11	Loan Agreement dated as of April 11, 1991 between Farmington Savings Bank and The Unionville Water Company. (Exhibit 4.11 to Form 10-K for the year ended 12/31/02).

4.12*	Loan Agreement dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company.

4.13*	Indenture of Trust dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company.

4.14*	Loan Agreement dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company.

4.15*	Indenture of Trust dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company.

4.16*	Bond Purchase Agreement dated as of October 10, 2003 among Connecticut Development Authority, The Connecticut Water Company and A.G. Edwards and Sons, Inc.

10.1	Pension Plan Fiduciary Liability Insurance for The Connecticut Water Company Employees’ Retirement Plan and Trust, The Connecticut Water Company Tax Credit Employee Stock Ownership Plan, as Amended and Restated, Savings Plan of The Connecticut Water Company and The Connecticut Water Company VEBA Trust Fund. (Exhibit 10.1 to Registration Statement No. 2-74938).

10.2	Directors and Officers Liability and Corporation Reimbursement Insurance. (Exhibit 10.2 to Registration Statement No. 2-74938).

10.3	Directors Deferred Compensation Plan, effective as of January 1, 1980, as amended as of April 22, 1994. (Exhibit 10.3 to Form 10-K for the year ended 12/31/02).

10.4	The Connecticut Water Company Deferred Compensation Agreement dated December 1, 1984. (Exhibit 10.4 to Form 10-K for the year ended December 31, 1984).

10.5	The Connecticut Water Company Amended and Restated Deferred Compensation Agreement dated May 14, 1999. (Exhibit 10.5 to Form 10-K for the year ended 12/31/99).
a.    Marshall T. Chiaraluce
b.    David C. Benoit
c.    James R. McQueen
d. Kenneth W. Kells

10.6	The Connecticut Water Company Supplemental Executive Retirement Agreement with William C. Stewart. (Exhibit 10.6a to Form 10-K for year ended December 31, 1991).

10.7	The Connecticut Water Company Supplemental Executive Retirement Agreement with Marshall T. Chiaraluce dated December 16, 1991. (Exhibit 10.6b to the Form 10-K for year ended 12/31/91).

10.7.1	The Connecticut Water Company First Amended Supplemental Executive Retirement Agreement with Marshall T. Chiaraluce dated August 1, 1999. (Exhibit 10.7.2 to Form 10-K for the year ended 12/31/99).

10.7.1a*	The Connecticut Water Company Second Amended Supplemental Executive Retirement Agreement with Marshall T. Chiaraluce dated December 17, 2003.

10.7.2	The Connecticut Water Company Supplemental Executive Retirement Agreement with Michele G. DiAcri dated February 28, 2000. (Exhibit 10.7.2 to Form 10-K for the year ended 12/31/01).

10.7.2a*	The Connecticut Water Company Second Amended Supplemental Executive Retirement Agreement with Michele G. DiAcri dated December 17, 2003.

10.8	The Connecticut Water Company Supplemental Executive Retirement Agreement – standard form for other officers, dated December 4, 1991. (Exhibit 10.6b to Form 10-K for the year ended 12/31/91).

10.8.1	The Connecticut Water Company First Amended Supplemental Executive Retirement Agreement — standard form for other officers, dated August 1, 1999. (Exhibit 10.8.2 to Form 10-K for the year ended 12/31/99).

10.8.2*	The Connecticut Water Company Second Amended Supplemental Executive Retirement Agreement – standard form for other officers, dated December 17, 2003.
a)    David C. Benoit
b)    Peter J. Bancroft
c)    James R. McQueen
d)    Terrance P. O’Neill
e) Maureen P. Westbrook

10.9	Amended and restated employment agreement between The Connecticut Water Company and Connecticut Water Service, Inc. with officers, amended and restated as of May 9, 2001. (Exhibit 10.9 to Form 10-K for the year ended 12/31/01).
a)    Marshall T. Chiaraluce
b)    Michele G. DiAcri
c)    James R. McQueen
d)    David C. Benoit
e)    Peter J. Bancroft
f)    Maureen P. Westbrook
g) Terrance P. O’Neill

10.9.1	Employment agreement between The Connecticut Water Company and Connecticut Water Service, Inc. with Kevin T. Walsh, amended and restated as of January 9, 2002. (Exhibit 10.9.1 to Form 10-K for the year ended 12/31/02).

10.10	Employment and Consulting Agreement between Richard L. Mercier and Gallup Water Service, Inc. dated April 15, 1999. (Exhibit 10.10 to Form 10-K for the year ended 12/31/99).

10.11	Employment and Consulting Agreement between Roger Engle and Crystal Water Company of Danielson dated September 29, 1999. (Exhibit 10.11 to Form 10-K for the year ended 12/31/99).

10.12	Savings Plan of The Connecticut Water Company, amended and restated effective as of October 1, 2000. (Exhibit 10.12 to Form 10-K for the year ended 12/31/01).

10.12.1*	Trust Agreement between Connecticut Water Company and Riggs Bank N.A., Trustee, dated as of June 1, 2002.

10.12.2*	Post-EGTRRA Amendment to the Savings Plan of The Connecticut Water Company, effective January 1, 2002.

10.12.3*	Supplemental Participation Agreement to the Savings Plan of The Connecticut Water Company between The Unionville Water Company and Connecticut Water Company, dated December 30, 2003.

10.12.4*	Supplemental Participation Agreement to the Savings Plan of The Connecticut Water Company between The Crystal Water Company of Danielson and Connecticut Water Company, dated December 30, 2003.

10.13	The Connecticut Water Company Employees’ Retirement Plan as amended and restated as of January 1, 1997. (Exhibit 10.11 to Form 10-K for the year ended 12/31/98).

10.13.1	First amendment, dated August 16, 2000 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.1 to Form 10-K for the year ended 12/31/02).

10.13.2	Second amendment, dated November 14, 2000 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.2 to Form 10-K for the year ended 12/31/02).

10.13.3	Third amendment, dated November 14, 2001 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.3 to Form 10-K for the year ended 12/31/02).

10.13.4	Fourth amendment, dated August 14, 2002 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.4 to Form 10-K for the year ended 12/31/02).

10.13.5	Fifth amendment, dated August 14, 2002 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.5 to Form 10-K for the year ended 12/31/02).

10.13.6*	Sixth amendment, dated November 10, 2003 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective November 12, 2003.

10.14	Water Supply Agreement dated June 13, 1994, between The Connecticut Water Company and the Hazardville Water Company. (Exhibit 10.15 to Form 10-K for year ended December 31, 1994).

10.15	November 4, 1994 Amendment to Agreement dated December 11, 1957 between The Connecticut Water Company (successor to the Thomaston Water Company) and the City of Waterbury. (Exhibit 10.16 to Form 10-K for year ended December 31, 1994).

10.16	Contract between The Connecticut Water Company and The Rockville Water and Aqueduct Company dated as of January 1, 1976. (Exhibit 9(b) to Form 10-K for the year ended December 31, 1975).

10.17	Agreement dated August 13, 1986 between The Connecticut Water Company and the Metropolitan District. (Exhibit 10.14 to Form 10-K for the year ended December 31, 1986).

10.18	Report of the Commission to Study the Feasibility of Expanding the Water Supply Services of the Metropolitan District. (Exhibit 14 to Registration Statement No. 2-61843).

10.19	Plan of Merger dated December 18, 1978 of Broad Brook Water Company, The Collinsville Water Company, The Rockville Water and Aqueduct Company, The Terryville Water Company and The Thomaston Water Company with and into The Connecticut Water Company. (Exhibit 13 to Form 10-K for the year ended December 31, 1978).

10.20	Bond Exchange Agreements between Connecticut Water Service, Inc., The Connecticut Water Company Bankers Life Company and Connecticut Mutual Life Insurance Company dated October 23, 1978. (Exhibit 14 to Form 10-K for the year ended December 31, 1978).

10.21	Dividend Reinvestment and Common Stock Purchase Plan, amended and restated as of November 15, 2001. (Exhibit 99.1 to post-effective amendment filed on December 5, 2001 to Form S-3, Registration Statement No. 33-53211).

10.22	Contract for Supplying Bradley International Airport. (Exhibit 10.21 to Form 10-K for the year ended December 31, 1984).

10.23	Report of South Windsor Task Force. (Exhibit 10.23 to Form 10-K for the year ended December 31, 1987).

10.24	Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. (Exhibit 10.21 to Form 10-K for year ended December 31, 1989).

10.25	1994 Performance Stock Program, as amended and restated as of April 26, 2002. (Exhibit A to Proxy Statement dated March 19, 2002).

10.26	Loan Agreement dated as of February 15, 1991 between Indianapolis Life Insurance Company and The Barnstable Water Company. (Exhibit 10.26 to Form 10-K for the year ended 12/31/01).

10.27	Guaranty Agreement by Connecticut Water Service, Inc. and Second Amendment to Note Agreement of Barnstable Water Company dated as of February 23, 2001. (Exhibit 10.27 to Form 10-K for the year ended 12/31/01).

10.28*	Memorandum of Understanding between the State of Connecticut and Connecticut Water Service, Inc. dated December 4, 2002.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Explanation concerning absence of current written consent of Arthur Andersen LLP.

31.1*	Rule 13a-14 Certification of Marshall T. Chiaraluce, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32.1*	Certification of Marshall T. Chiaraluce, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	= filed herewith

Note:	Exhibits 10.1 through 10.13, 10.24 and 10.25 set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form-10K.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT
SCHEDULES

To the Board of Directors and Stockholders of
Connecticut Water Service, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 11, 2004 appearing in this Annual Report on Form 10-K of Connecticut Water Service, Inc. also included an audit of the 2003 and 2002 financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The 2001 consolidated financial statement schedule information of the Company was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule information in their report dated February 8, 2002.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 11, 2004, except for Note 16, as to which the date is March 4, 2004.

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. This report applies to supplemental Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2001. Refer to Exhibit 23.2 for further discussion.

Report of Predecessor Auditor (Arthur Andersen LLP) on Financial Statement Schedules

We have audited, in accordance with accounting principles generally accepted in the United States, the financial statements of Connecticut Water Service, Inc. included in this Form 10-K, and have issued our report thereon dated February 8, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index to consolidated financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
Hartford, Connecticut
February 8, 2002

S-1

CONNECTICUT WATER SERVICE, INC. and SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance	Additions	Deductions	Balance
	Beginning	Charged to	From	End of
Description	of Year	Income	Reserves(1)	Year
Allowance for Uncollectible Accounts Year Ended December 31, 2003	$240	$186	$155	$271
Year Ended December 31, 2002	$234	$165	$159	$240

Year Ended December 31, 2001	$218	$171	$155	$234

(1) Amounts charged off as uncollectible after deducting recoveries.

S-2

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

Signature	Title	Date
/s/ Marshall T. Chiaraluce Marshall T. Chiaraluce (Principal Executive Officer)	Director, President Chairman of the Board, and Chief Executive Officer	March 12, 2004

/s/ David C. Benoit David C. Benoit (Principal Financial and Accounting Officer)	Vice President – Finance, Chief Financial Officer and Treasurer	March 12, 2004

/s/ Roger Engle Roger Engle	Director	March 1, 2004

/s/ Mary Ann Hanley Mary Ann Hanley	Director	March 1, 2004

/s/ Marcia Hincks Marcia Hincks	Director	March 1, 2004

/s/ Mark G. Kachur Mark G. Kachur	Director	March 1, 2004

/s/ David A. Lentini David A. Lentini	Director	March 1, 2004

/s/ Ronald D. Lengyel Ronald D. Lengyel	Director	March 1, 2004

/s/ Robert F. Neal Robert F. Neal	Director	March 1, 2004

/s/ Arthur C. Reeds Arthur C. Reeds	Director	February 20, 2004

/s/ Lisa J. Thibdaue Lisa J. Thibdaue	Director	March 1, 2004

/s/ Carol P. Wallace Carol P. Wallace	Director	March 1, 2004

/s/ Donald B. Wilbur Donald B. Wilbur	Director	March 1, 2004