Form 10-Q
period 2004-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2004-05-10
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004 OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

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

7,986,267

Number of shares of common stock outstanding, March 31, 2004

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
March 31, 2004 and 2003

Part I, Item 1: Financial Statements
Consolidated Balance Sheets at March 31, 2004 and December 31, 2003	Page 3
Consolidated Statements of Capitalization at March 31, 2004 and December 31, 2003	Page 4
Consolidated Statements of Income for the Three Months Ended March 31, 2004 and 2003	Page 5
Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2004 and 2003	Page 6
Consolidated Statements of Retained Earnings for the Three Months Ended March 31, 2004 and 2003	Page 7
Consolidated Statements of Cash Flows for Three Months Ended March 31, 2004 and 2003	Page 8
Notes to Consolidated Financial Statements	Page 9
Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 11
Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk	Page 13
Part I, Item 4: Controls and Procedures	Page 13
Part II, Item 1: Legal Proceedings	Page 14
Part II, Item 4: Submission of Matters to a Vote of Security Holders	Page 14
Part II, Item 6: Exhibits and Reports on Form 8-K	Page 15
Signatures Page	Page 16
CERT OF AMENDMENT TO A/R CERT OF INCORPORATION
LINE OF CREDIT AGREEMENT
BOND PURCHASE AGREEMENT
INDENTURE
REIMBURSEMENT AND CREDIT AGREEMENT
LETTER OF CREDIT
CERTIFICATION
CERTIFICATION
CERTIFICATION

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
At March 31, 2004 and December 31, 2003
(In thousands)

	March 31,
	2004	Dec. 31,
	(Unaudited)	2003
ASSETS
Utility Plant	$320,431	$319,616
Construction Work in Progress	8,491	9,291
Utility Plant Acquisition Adjustments	(1,274)	(1,274)

	327,648	327,633
Accumulated Provision for Depreciation	(94,108)	(92,535)

Net Utility Plant	233,540	235,098

Other Property and Investments	3,824	3,829

Cash	1,774	1,122
Accounts Receivable (Less Allowance, 2004 - $274; 2003 - $271)	4,123	5,150
Accrued Unbilled Revenues	3,679	3,779
Materials and Supplies, at Average Cost	954	920
Prepayments and Other Current Assets	1,661	265

Total Current Assets	12,191	11,236

Unamortized Debt Issuance Expense	7,190	6,204
Unrecovered Income Taxes	15,145	15,006
Postretirement Benefits Other Than Pension	1,084	946
Goodwill	3,608	3,608
Other Costs	1,472	1,619

Total Regulatory and Other Long-Term Assets	28,499	27,383

Total Assets	$278,054	$277,546

CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity	$83,930	$83,315
Preferred Stock	847	847
Long-Term Debt	65,072	64,754

Total Capitalization	149,849	148,916

Current Portion of Long Term Debt	254	254
Interim Bank Loans Payable	12,000	9,700
Accounts Payable, Accrued Taxes and Accrued Interest	1,992	4,791
Other	205	366

Total Current Liabilities	14,451	15,111

Advances for Construction	24,806	24,579
Contributions in Aid of Construction	44,503	44,337
Deferred Federal Income Taxes	23,324	23,073
Unfunded Future Income Taxes	12,840	12,840
Long-term Compensation Arrangements	6,128	6,812
Unamortized Investment Tax Credits	1,861	1,878
Other Liabilities	292	—
Commitments and Contingencies

Total Long-Term Liabilities	113,754	113,519

Total Capitalization and Liabilities	$278,054	$277,546

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At March 31, 2004 and December 31, 2003
(In thousands, except share data)

	March 31,
	2004	Dec. 31,
	(Unaudited)	2003
Common Stockholders’ Equity
Common Stock Without Par Value Authorized - 15,000,000 Shares;	$55,829	$55,360
Shares Issued and Outstanding: 2004 - 7,986,267 ; 2003 - 7,967,379
Stock Issuance Expense	(1,594)	(1,594)
Retained Earnings	29,870	29,549
Accumulated Other Comprehensive Income	(175)	—

Total Common Stockholders’ Equity	83,930	83,315

Preferred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472

Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Cumulative Preferred Stock of Barnstable Water Company
Voting, $100 Par Value; Authorized, Issued and Outstanding 750 shares. Redeemable at $105 per share.	75	75

Total Preferred Stock	847	847

Long-Term Debt
The Connecticut Water Company
First Mortgage Bonds
5 75% Series T, due 2028	5,000	5,000
5.3% Series U, due 2028	4,550	4,550
6.94% Series V, due 2029	—	12,050

Total First Mortgage Bonds	9,550	21,600

Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,640	9,640
5.125% 1998 Series B, due 2028	7,695	7,695
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,930	14,930
Var. 2004 Series Variable Rate, due 2029	12,500	—

Total Unsecured Water Facilities Revenue Refinancing Bonds	52,765	40,265

Total Connecticut Water Company	62,315	61,865

Crystal Water Utilities Corporation
8.0% New London Trust, Due 2017	115	117

Crystal Water Company of Danielson
7.82% Connecticut Development Authority, Due 2021	466	469

Chester Realty
6% Note Payable, Due 2006	57	57

Barnstable Water Company
10.2% Indianapolis Life Insurance Co., Due 2011	1,325	1,425

Unionville Water Company
8.125% Farmington Savings Bank, Due 2011	1,048	1,075

Total Connecticut Water Service, Inc.	65,326	65,008

Less Current Portion	(254)	(254)

Total Long-Term Debt	65,072	64,754

Total Capitalization	$149,849	$148,916

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2004 and 2003
(In thousands, except per share amounts)

	2004	2003
	(Unaudited)	(Unaudited)
Operating Revenues	$10,919	$10,901

Operating Expenses
Operation and Maintenance	5,624	5,614
Depreciation	1,511	1,474
Income Taxes	529	481
Taxes Other Than Income Taxes	1,349	1,316

Total Operating Expenses	9,013	8,885

Utility Operating Income	1,906	2,016

Other Income (Deductions), Net of Taxes
Gain on Property Transactions	706	943
Non-Water Sales Earnings	147	124
Allowance for Funds Used During Construction	99	123
Other	37	40

Total Other Income (Deductions), Net of Taxes	989	1,230

Interest and Debt Expense
Interest on Long-Term Debt	701	973
Other Interest Charges	136	97
Amortization of Debt Expense	74	57

Total Interest and Debt Expense	911	1,127

Net Income Before Preferred Dividends	1,984	2,119
Preferred Stock Dividend Requirement	9	9

Net Income Applicable to Common Stock	$1,975	$2,110

Weighted Average Common Shares Outstanding:
Basic	7,973	7,943
Diluted	8,023	7,986
Earnings Per Common Share:
Basic	$0.25	$0.27
Diluted	$0.25	$0.26
Dividends Per Common Share	$0.2075	$0.2050

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2004 and 2003
(In thousands)

	2004	2003
	(Unaudited)	(Unaudited)
Net Income	$1,975	$2,110
Other Comprehensive Income, net of tax
Qualified cash flow hedging instrument net of tax of $117	(175)	—

Comprehensive Income	$1,800	$2,110

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended March 31, 2004 and 2003
(In thousands, except per share amounts)

	2004	2003
	(Unaudited)	(Unaudited)
Balance at Beginning of Period	$29,549	$26,906
Net Income Before Preferred Dividends of Parent	1,984	2,119

	31,533	29,025

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	3	3
Cumulative Preferred, Series $.90, $.225 per share	6	6
Common Stock - 2004 $.2075 per share; 2003 $.2050 per share	1,654	1,620

	1,663	1,629

Balance at End of Period	$29,870	$27,396

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(In thousands)

	2004	2003
	(Unaudited)	(Unaudited)
Operating Activities:
Net Income Before Preferred Dividends of Parent	$1,984	$2,119

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation (including $50 in 2004, $41 in 2003 charged to other accounts)	1,561	1,515
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues	1,127	222
(Increase) Decrease in Other Current Assets	(1,430)	(1,273)
(Increase) Decrease in Other Non-Current Items	(618)	24
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	(2,960)	(4,363)
Increase (Decrease) in Deferred Federal Income Taxes and Investment Tax Credits, Net	234	237

Total Adjustments	(2,086)	(3,638)

Net Cash Provided by (Used for) Operating Activities	(102)	(1,519)

Investing Activities:
Gross Additions to Utility Plant (including Allowance for Funds Used During Construction of $99 in 2004 and $123 in 2003)	(15)	(658)

Financing Activities:
Proceeds from Interim Bank Loans	12,000	10,700
Repayment of Interim Bank Loans	(9,700)	(6,950)
Proceeds from Issuance of Common Stock	469	120
Proceeds from Long-Term Debt	12,500	—
Reduction of Long-Term Debt including Current Portion	(12,182)	(129)
Costs to Issue Debt and Common Stock	(1,060)	0
Advances, Contributions and Funds From Others for Construction, Net	405	514
Cash Dividends Paid	(1,663)	(1,629)

Net Cash Provided by (Used in) Financing Activities	769	2,626

Net Increase (Decrease) in Cash	652	449
Cash at Beginning of Year	1,122	464

Cash at End of Period	$1,774	$913

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest (Net of Amounts Capitalized)	$1,067	$1,193
State and Federal Income Taxes	$100	$130

The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report or Form 10-K.

     The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

2. The Company has a Stock-Based Compensation Plan with two components: the Performance Stock Program and the Stock Option Program. Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation,” encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB opinion No. 25 “Accounting for Stock Issued to Employees” and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

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

	Three Months Ended
	March 31
(in thousands, except for per share data)	2004	2003
Net income, as reported	$1,975	$2,110
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	1	27
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(69)	(101)

Pro forma net income	$1,907	$2,036

Earnings per share:
Basic – as reported	$0.25	$0.27
Basic – pro forma	$0.24	$0.26
Diluted – as reported	$0.25	$0.26
Diluted – pro forma	$0.24	$0.25

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

3. Pension and Other Postretirement Benefits
Pension Benefits
Components of Net Periodic Cost

Three months ended March 31	2004	2003
Service Cost	$237	$210
Interest Cost	365	347
Expected Return on Plan Assets	(386)	(386)
Amortization of Transition Obligation	3	3
Amortization of Prior Service Cost	27	1
Amortization of Net (Gain) Loss	24	27

Net Periodic Benefit Cost	$270	$202

Other Postretirement Benefits
Components of Net Periodic Cost

	Connecticut Water		Barnstable Water
Three months ended March 31	2004	2003	2004	2003
Service Cost	$75	$68	$1	$1
Interest Cost	79	78	2	2
Expected Return on Plan Assets	(42)	(36)	—	—
Amortization of Transition Obligation	31	41	1	1
Amortization of Net (Gain) Loss	(5)	(8)	(1)	(1)

Net Periodic Benefit Cost	$138	$143	$3	$3

The Company expects to make a contribution of approximately $1.3 million to its defined benefit pension plan during 2004. As of March 31, 2004 no contribution has been made.

4. Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below:

	3 Months Ended
	03/31/04	03/31/03
Common Shares Outstanding:
End of period:	7,986,267	7,947,093

Weighted Average Shares Outstanding:
Days outstanding basis
Basic	7,973,347	7,943,453

Fully Diluted	8,022,884	7,986,016

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Regulatory Matters and Inflation

     During the quarter ended March 31, 2004, there were no changes to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2003.

Critical Accounting Policies and Estimates

     The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the regulatory commissions to which the Company’s subsidiaries are subject. Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s Annual Report.

     Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and the results of operations, require management’s most difficult, subjective, and complex judgments, and involve uncertainties. The Company’s most critical accounting policies pertain to public utility regulation related to Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (FAS 71), revenue recognition, and pension plan accounting. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant changes in the application of critical accounting policies or estimates during the first quarter of 2004. Management must use informed judgments and best estimates to properly apply these critical accounting policies. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies and estimates. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Liquidity and Capital Resources

     The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of capital resources.

     Effective on February 15, 2004, the Company changed the method by which it meets its Dividend Reinvestment and Common Stock Purchase Plan (DRIP) requirements by issuing authorized but unissued shares of its common stock. Prior to this date the Company was purchasing shares on the open market to operate the DRIP.

     On March 12, 2004, the Company entered into a one-year agreement with Webster Bank for a $3,000,000 line of credit.

     Interim Bank Loans Payable at March 31, 2004 was $12,000,000.

     We consider the current $15,500,000 lines of credit with four banks adequate to finance any expected short-term borrowing requirements that may arise from operations during 2004. The bank lines of credit have expirations dates ranging from October 2004 through January 2006. Interest expense charged on interim bank loans will fluctuate based on financial market conditions.

     The fair value of the interest rate swap, included in the Company’s Consolidated Balance Sheet as “Other Liabilities”, was approximately $292,000 at March 31, 2004. Changes in the fair value of this derivative are recorded in “Accumulated Other Comprehensive Income” in Common Stock Equity.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Off-Balance Sheet Arrangements and Contractual Obligations

     During the quarter ended March 31, 2004, there were no changes to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2003.

Results of Operations

     The following factors had a significant effect upon the Company’s net income for the three months ended March 31, 2004 as compared with the net income for the same period last year.

     Net income applicable to common stock for the three months ended March 31, 2004 decreased from that of March 31, 2003 by $135,000, or $.02 per average common share. This decrease is broken down by business segment as follows:

	Increase	Increase
	(Decrease)	(Decrease)
Business Segment	Net Income	EPS
Real Estate Transactions	($237,000)	($.03)
Water Activities	$79,000	$.01
Services and Rentals	$23,000	—

Total	($135,000)	($.02)

     The decline in 2004 net income associated with the Real Estate segment was expected due to the relative size of the land donated in 2004 versus 2003, leading to a lower income tax deduction in the first quarter of 2004. Both years’ land donations were to the Town of Killingly, CT. and were part of a 3 year (2002-2004) phased plan for land donations in Connecticut.

     The $79,000 increase in the Water Activities segment’s net income is primarily due to decreased interest and debt expense related to the October 2003 and March 2004 refinancing by The Connecticut Water Company of certain bonds.

     The $23,000 increase in the Services and Rentals segment’s net income reflects a 19% increase in earnings primarily due to increased revenues from antenna site leases.

Commitments and Contingencies

     During the quarter ended March 31, 2004, the Company received notice from the State of Connecticut Department of Environmental Protection (DEP) that their review of our approximately 7,600 acres of Class I, II and III land was complete. The DEP notice indicated that the DEP had identified 240 parcels representing 6,823 acres of land and land underwater as land that the DEP would be interested in acquiring as open space, by either fee ownership or a conservation easement. It is the Company’s intention to pursue this with DEP in the future.

     The Town of Barnstable, Massachusetts has advised the Company that it intends to pursue the acquisition of the Company’s wholly-owned subsidiaries, The Barnstable Water Company and BARLACO, at a price substantially below what the Company believes to be the fair market value of the companies. The Town takes the position that it has the right to acquire The Barnstable Water Company and BARLACO pursuant to the provisions of Massachusetts legislation passed in 1911. The Company has previously advised the Town that the Company does not believe the Town has any statutory right to acquire either The Barnstable Water Company or BARLACO. By letter dated May 3, 2004, the Town advised the Company that the Town’s Manager has been directed to enter into acquisition negotiations with the Company. The Company is considering its alternatives with respect to the Town’s proposal to enter into negotiations.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     There were no changes to any other items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2003.

Forward Looking Information

     This report, including management’s discussion and analysis, contains certain forward-looking statements regarding the Company’s results of operations and financial position. These forward-looking statements are based on current information and expectations, and are subject to risks and uncertainties, which could cause the Company’s actual results to differ materially from expected results.

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

Part I, Item 3: Quantitative and Qualitative Disclosure About Market Risk

     The primary market risk faced by the Company is interest rate risk. The Company has no exposure to derivative financial instruments except for the interest rate swap agreement mentioned below or financial instruments with significant credit risk or off-balance sheet risks and is not subject in any material respect to any currency or other commodity risk.

     The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries and its use of the interest rate swap agreement discussed below. The Company has $15,500,000 current lines of credit with four banks, under which interim bank loans payable at March 31, 2004 were $12,000,000. Management believes that any near-term change in interest rates should not materially affect the consolidated financial position, results of operations or cash flows of the Company.

     During March 2004, The Connecticut Water Company entered into a five-year interest rate swap transaction in connection with the refunding of its First Mortgage Bonds (Series V). The swap agreement provides for The Connecticut Water Company’s exchange of floating rate interest payment obligations for fixed rate interest payment obligations on a notional principal amount of $12,500,000. The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in prevailing interest rates. The Company does not enter into derivative financial contracts for trading or speculative purposes and does not use leveraged instruments.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     Management does not believe that changes in interest rates will have a material effect on income or cash flow during 2004, although there can be no assurances that interest rates will not significantly change.

Part I, Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of March 31, 2004, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 13a-15(e)). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure to be made within the time periods specified in the SEC’s rules and forms. Further, there were no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II, Item 4: Submission of Matters to a Vote of Security Holders

     On April 23, 2004, at its annual meeting, the stockholders of Connecticut Water Service, Inc. elected the following directors to serve three-year terms expiring at the annual meeting to be held in 2007:

	Affirmative	Withheld
Marshall T. Chiarlauce	6,218,483	377,031
Marcia L. Hincks	6,211,460	384,063
Robert F. Neal	6,218,253	377,261
Arthur C. Reeds	6,209,088	386,426

     Directors whose term of office continues until 2005 are Mary Ann Hanley, Mark G. Kachur, Ronald D. Lengyel, and David A. Lentini.

     Directors whose term of office continues until 2006 are Roger Engle, Lisa J. Thibdaue, Carol P. Wallace, and Donald B. Wilbur.

     The appointment of PricewaterhouseCoopers, LLP, independent public accountants, as independent auditors for the Company for the calendar year ending December 31, 2004 was ratified by the stockholders.

PricewaterhouseCoopers LLP	Affirmative	Negative
	6,474,666	61,381

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     The authorization of an amendment to the Company’s Amended and Restated Certificate of Incorporation was ratified by the Stockholders.

Adoption of Amendment
to the Amended and Restate
Certificate of
Incorporation	Affirmative	Negative
	6,060,975	428,937

     The 2004 Performance Stock Program was ratified by the stockholders.

Adoption of the
2004 Performance Stock
Program	Affirmative	Negative
	3,386,807	1,137,238

Part II, Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K.

Exhibit
Number	Description
3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999. (Exhibit 3.2 to Form 10-K for the year ended 12/31/99).

3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.4	Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).

3.5*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004.

4.17*	Line of Credit Agreement dated as of March 12, 2004 between Webster Bank and Connecticut Water Service, Inc.

4.18*	Bond Purchase Agreement, dated March 2, 2004, among The Connecticut Water Company and A.G. Edwards & Sons, Inc.

4.19*	Indenture of Trust, dated as of March 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee.

4.20*	Reimbursement and Credit Agreement, dated as of March 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island.

4.21*	Letter of Credit issued by Citizen’s Bank of Rhode Island, dated as of March 4, 2004.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

31.1*	Rule 13a-14 Certification of Marshall T. Chiaraluce, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32*	Certification of Marshall T. Chiaraluce, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

(b)	Reports on Form 8-K

On February 11, 2004, the Company filed a Form 8-K to report its earnings for the fourth quarter of 2003 and for the full fiscal year ended December 31, 2003.

On April 8, 2004, the Company filed a Form 8-K to report notification of blackout period to the Savings Plan of the Connecticut Water Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc.
(Registrant)

Date: May 10, 2004	By	/s/ David C. Benoit

David C. Benoit
Vice President - Finance

Date: May 10, 2004	By:	/s/ Peter J. Bancroft

Peter J. Bancroft
Assistant Treasurer