Form 10-Q
period 2004-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2004-08-09
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

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

8,003,328

Number of shares of common stock outstanding, June 30, 2004
(Includes 51,110 common stock equivalent shares awarded under the Performance
Stock Program)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
June 30, 2004 and 2003

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

At June 30, 2004 and December 31, 2003
(In thousands)

	June 30,
	2004	Dec. 31,
	(Unaudited)	2003
ASSETS
Utility Plant
Utility Plant	$322,025	$319,616
Construction Work in Progress	9,973	9,291
Utility Plant Acquisition Adjustments	(1,274)	(1,274)

	330,724	327,633
Accumulated Provision for Depreciation	(95,620)	(92,535)

Net Utility Plant	235,104	235,098

Other Property and Investments	3,827	3,829

Current Assets
Cash	732	1,122
Accounts Receivable (Less Allowance, 2004 - $294; 2003 - $271)	5,165	5,150
Accrued Unbilled Revenues	4,042	3,779
Materials and Supplies, at Average Cost	983	920
Prepayments and Other Current Assets	891	265

Total Current Assets	11,813	11,236

Deferred Charges and Regulatory Assets
Unamortized Debt Issuance Expense	6,914	6,204
Unrecovered Income Taxes	15,049	15,006
Postretirement Benefits Other Than Pension	1,221	946
Goodwill	3,608	3,608
Deferred Charges and Other Costs	1,793	1,619

Total Deferred Charges and Regulatory Assets	28,585	27,383

Total Assets	$279,329	$277,546

CAPITALIZATION AND LIABILITIES
Capitalization (See accompanying statements)
Common Stockholders’ Equity	$85,170	$83,315
Preferred Stock	847	847
Long-Term Debt	66,534	64,754

Total Capitalization	152,551	148,916

Current Liabilities
Current Portion of Long Term Debt	312	254
Interim Bank Loans Payable	8,700	9,700
Accounts Payable, Accrued Taxes and Accrued Interest	1,950	4,791
Other	509	366

Total Current Liabilities	11,471	15,111

Long-Term Liabilities
Advances for Construction	25,864	24,579
Contributions in Aid of Construction	44,494	44,337
Deferred Federal Income Taxes	23,709	23,073
Unfunded Future Income Taxes	12,840	12,840
Long-term Compensation Arrangements	6,555	6,812
Unamortized Investment Tax Credits	1,845	1,878
Commitments and Contingencies

Total Long-Term Liabilities	115,307	113,519

Total Capitalization and Liabilities	$279,329	$277,546

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CAPITALIZATION

At June 30, 2004 and December 31, 2003
(In thousands, except share amounts)

	June 30,
	2004	Dec. 31,
	(Unaudited)	2003
Common Stockholders’ Equity
Common Stock Without Par Value Authorized - 15,000,000 Shares;	$56,216	$55,360
Shares Issued and Outstanding: 2004 - 8,003,328; 2003 - 7,967,379
Stock Issuance Expense	(1,594)	(1,594)
Retained Earnings	30,347	29,549
Accumulated Other Comprehensive Income	201	—

Total Common Stockholders’ Equity	85,170	83,315

Preferred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472
Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Cumulative Preferred Stock of Barnstable Water Company
Voting, $100 Par Value; Authorized, Issued and Outstanding 750 shares. Redeemable at $105 per share.	75	75

Total Preferred Stock	847	847

Long-Term Debt
The Connecticut Water Company
First Mortgage Bonds
5.75% Series T, due 2028	5,000	5,000
5.3% Series U, due 2028	4,550	4,550
6.94% Series V, due 2029	—	12,050

	9,550	21,600
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,640	9,640
5.125% 1998 Series B, due 2028	7,695	7,695
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,930	14,930
Var. 2004 Series Variable Rate, due 2029	12,500	—

Total Unsecured Water Facilities Revenue Refinancing Bonds	52,765	40,265

Total Connecticut Water Company	62,315	61,865

Crystal Water Utilities Corporation
8.0% New London Trust, Due 2017	114	117

Crystal Water Company of Danielson
7.82% Connecticut Development Authority, Due 2020	466	469

Chester Realty
6% Note Payable, Due 2006	46	57

Barnstable Water Company
10.2% Indianapolis Life Insurance Co., Due 2011	1,325	1,425

Unionville Water Company
8.125% Farmington Savings Bank, Due 2011	1,020	1,075
3.56% State of Connecticut, Due 2023	1,560	—

Total Unionville Water Company	2,580	1,075
Total Connecticut Water Service, Inc.	66,846	65,008
Less Current Portion	(312)	(254)

Total Long-Term Debt	66,534	64,754

Total Capitalization	$152,551	$148,916

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2004 and 2003
(In thousands, except per share amounts)

	2004	2003
	(Unaudited)	(Unaudited)
Operating Revenues	$11,959	$10,841

Operating Expenses
Operation and Maintenance	5,483	5,602
Depreciation	1,456	1,463
Income Taxes	987	493
Taxes Other Than Income Taxes	1,270	1,235

Total Operating Expenses	9,196	8,793

Utility Operating Income	2,763	2,048

Other Income (Deductions), Net of Taxes
Gain (Loss) on Property Transactions	—	—
Non-Water Sales Earnings	240	168
Allowance for Funds Used During Construction	100	116
Other	21	38

Total Other Income (Deductions), Net of Taxes	361	322

Interest and Debt Expense
Interest on Long-Term Debt	837	983
Other Interest Charges	75	98
Amortization of Debt Expense	76	57

Total Interest and Debt Expense	988	1,138

Net Income Before Preferred Dividends	2,136	1,232
Preferred Stock Dividend Requirement	10	10

Net Income Applicable to Common Stock	$2,126	$1,222

Weighted Average Common Shares Outstanding:
Basic	7,992	7,952
Diluted	8,030	7,992
Earnings Per Common Share:
Basic	$0.26	$0.15
Diluted	$0.26	$0.15
Dividends Per Common Share	$0.2075	$0.2050

     The accompanying notes are an integral part of these financial statements.

     Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended June 30, 2004 and 2003
(In thousands, except per share amounts)

	2004	2003
	(Unaudited)	(Unaudited)
Operating Revenues	$22,878	$21,742

Operating Expenses
Operation and Maintenance	11,107	11,216
Depreciation	2,967	2,937
Income Taxes	1,516	974
Taxes Other Than Income Taxes	2,619	2,551

Total Operating Expenses	18,209	17,678

Utility Operating Income	4,669	4,064

Other Income (Deductions), Net of Taxes
Gain (Loss) on Property Transactions	706	943
Non-Water Sales Earnings	387	292
Allowance for Funds Used During Construction	199	239
Other	58	78

Total Other Income (Deductions), Net of Taxes	1,350	1,552

Interest and Debt Expense
Interest on Long-Term Debt	1,538	1,956
Other Interest Charges	211	195
Amortization of Debt Expense	150	114

Total Interest and Debt Expense	1,899	2,265

Net Income Before Preferred Dividends	4,120	3,351
Preferred Stock Dividend Requirement	19	19

Net Income Applicable to Common Stock	$4,101	$3,332

Weighted Average Common Shares Outstanding:
Basic	7,983	7,948
Diluted	8,027	7,989
Earnings Per Common Share:
Basic	$0.51	$0.42
Diluted	$0.51	$0.42
Dividends Per Common Share	$0.415	$0.410

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2004 and 2003
(In thousands)

	2004	2003
	(Unaudited)	(Unaudited)
Net Income	$2,126	$1,222
Other Comprehensive Income, net of tax
Qualified cash flow hedging instrument net of tax of $253	376	—

Comprehensive Income	$2,502	$1,222

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2004 and 2003
(In thousands)

	2004	2003
	(Unaudited)	(Unaudited)
Net Income	$4,101	$3,332
Other Comprehensive Income, net of tax
Qualified cash flow hedging instrument net of tax of $135	201	—

Comprehensive Income	$4,302	$3,332

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

For the Three Months Ended June 30, 2004 and 2003
(In thousands, except per share amounts)

	2004	2003
	(Unaudited)	(Unaudited)
Balance at Beginning of Period	$29,870	$27,396
Net Income Before Preferred Dividends of Parent	2,136	1,232

	32,006	28,628

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	3	3
Cumulative Preferred, Series $.90, $.225 per share	7	7
Common Stock - 2004 $.2075 per share; 2003 $.2050 per share	1,649	1,621

	1,659	1,631

Balance at End of Period	$30,347	$26,997

For the Six Months Ended June 30, 2004 and 2003

(In thousands, except per share amounts)

	2004	2003
	(Unaudited)	(Unaudited)
Balance at Beginning of Period	$29,549	$26,906
Net Income Before Preferred Dividends of Parent	4,120	3,351

	33,669	30,257

Dividends Declared:
Cumulative Preferred, Class A, $.40 per share	6	6
Cumulative Preferred, Series $.90, $.45 per share	13	13
Common Stock - 2004 $.415 per share; 2003 $.410 per share	3,303	3,241

	3,322	3,260

Balance at End of Period	$30,347	$26,997

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003
(In thousands)

	2004	2003
	(Unaudited)	(Unaudited)
Operating Activities:
Net Income Before Preferred Dividends of Parent	$4,120	$3,351

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation (including $97 in 2004, $75 in 2003 charged to other accounts)	3,064	3,012
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues	(278)	717
(Increase) Decrease in Other Current Assets	(689)	(309)
(Increase) Decrease in Other Non-Current Items	(396)	59
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	(2,444)	(4,266)
Increase (Decrease) in Deferred Federal Income Taxes and Investment Tax Credits, Net	603	472

Total Adjustments	(140)	(315)

Net Cash Provided by (Used for) Operating Activities	3,980	3,036

Investing Activities:
Gross Additions to Utility Plant (including Allowance for Funds Used During Construction of $199 in 2004 and $239 in 2003)	(3,092)	(3,701)

Financing Activities:
Proceeds from Interim Bank Loans	8,700	10,050
Repayment of Interim Bank Loans	(9,700)	(6,950)
Proceeds from Issuance of Common Stock	602	366
Proceeds from Long-Term Debt	14,060	—
Reduction of Long-Term Debt including Current Portion	(12,222)	(170)
Costs to Issue Debt and Common Stock	(860)	—
Advances, Contributions and Funds From Others for Construction, Net	1,464	1,069
Cash Dividends Paid	(3,322)	(3,260)

Net Cash Provided by (Used in) Financing Activities	(1,278)	1,105

Net Increase (Decrease) in Cash	(390)	440
Cash at Beginning of Year	1,122	464

Cash at End of Period	$732	$904

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest (Net of Amounts Capitalized)	$1,685	$1,600
State and Federal Income Taxes	$1,304	$1,580

     The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report or Form 10-K and as updated in the Company’s March 31, 2004 Form 10-Q.

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

	Three Months Ended
	June 30
(in thousands, except for per share data)	2004	2003
Net income, as reported	$2,126	$1,222
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	1	27
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(68)	(96)

Pro forma net income	$2,059	$1,153

Earnings per share:
Basic - as reported	$0.26	$0.15
Basic - pro forma	$0.26	$0.14
Diluted - as reported	$0.26	$0.15
Diluted - pro forma	$0.26	$0.14

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

	Six Months Ended
	June 30
(in thousands, except for per share data)	2004	2003
Net income, as reported	$4,101	$3,332
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	2	54
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(137)	(197)

Pro forma net income	$3,966	$3,189

Earnings per share:
Basic - as reported	$0.51	$0.42
Basic - pro forma	$0.50	$0.40
Diluted - as reported	$0.51	$0.42
Diluted - pro forma	$0.49	$0.40

3. Pension and Other Postretirement Benefits
Pension Benefits
Components of Net Periodic Cost

Three months ended June 30	2004	2003
Service Cost	$238	$211
Interest Cost	364	348
Expected Return on Plan Assets	(400)	(386)
Amortization of Transition Obligation	3	3
Amortization of Prior Service Cost	27	27
Amortization of Net (Gain) Loss	24	—

Net Periodic Benefit Cost	$256	$203

Other Postretirement Benefits
Components of Net Periodic Cost

	Connecticut Water		Barnstable Water
Three months ended June 30	2004	2003	2004	2003
Service Cost	$75	$67	$—	$—
Interest Cost	79	79	1	1
Expected Return on Plan Assets	(43)	(37)	—	—
Amortization of Transition Obligation	31	41	2	2
Amortization of Net (Gain) Loss	(5)	(7)	—	(1)

Net Periodic Benefit Cost	$137	$143	$3	$2

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Pension Benefits
Components of Net Periodic Cost

Six months ended June 30	2004	2003
Service Cost	$475	$421
Interest Cost	729	695
Expected Return on Plan Assets	(786)	(772)
Amortization of Transition Obligation	6	6
Amortization of Prior Service Cost	54	54
Amortization of Net (Gain) Loss	48	(1)

Net Periodic Benefit Cost	$526	$403

Other Postretirement Benefits
Components of Net Periodic Cost

	Connecticut Water		Barnstable Water
Six months ended June 30	2004	2003	2004	2003
Service Cost	$150	$135	$1	$1
Interest Cost	158	157	3	3
Expected Return on Plan Assets	(85)	(73)	—	—
Amortization of Transition Obligation	62	82	3	3
Amortization of Net (Gain) Loss	(10)	(15)	(1)	(2)

Net Periodic Benefit Cost	$275	$286	$6	$5

     The Company expects to make a contribution of between $1.3 million and $3.1 million to its defined benefit pension plan during 2004. As of June 30, 2004 no contribution has been made.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed December 8, 2003 to make additional voluntary benefits available through Medicare. As permitted by guidance issued by the Financial Accounting Standards Board, the Company has elected not to recognize the effects of the Act in these financial statements. The Company will reflect the implications of the Act during the remaining portion of 2004 and recognize expected financial effects as prescribed by accounting standards in effect for subsequent reporting periods.

4.    Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below:

	3 Months Ended		6 Months Ended
	06/30/04	06/30/03	06/30/04	06/30/03
Common Shares Outstanding:
End of period:	8,003,328	7,960,146	8,003,328	7,960,146

Weighted Average Shares Outstanding:
Days outstanding basis
Basic	7,991,703	7,951,538	7,982,525	7,947,518

Fully Diluted	8,030,473	7,992,062	8,026,654	7,986,409

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

5. The company operates principally in three business segments: water activities, real estate transactions, and services and rentals. Financial data for the segments is as follows in thousands of dollars:

Three Months Ended June 30, 2004

		Pre-tax
Segment	Revenues	Income	Income Tax	Net Income
Water Activities	$11,959	$2,862	$976	$1,886
Real Estate Transactions	—	—	—	—
Services & Rentals	$1,204	$400	$160	$240
Total	$13,163	$3,262	$1,136	$2,126

Three Months Ended June 30, 2003

		Pre-tax
Segment	Revenues	Income	Income Tax	Net Income
Water Activities	$10,841	$1,557	$503	$1,054
Real Estate Transactions	—	—	—	—
Services & Rentals	$870	$283	$115	$168
Total	$11,711	$1,840	$618	$1,222

Six Months Ended June 30, 2004

		Pre-tax
Segment	Revenues	Income	Income Tax	Net Income
Water Activities	$22,878	$4,508	$1,500	$3,008
Real Estate Transactions	—	$(29)	$(735)	$706
Services & Rentals	$2,076	$645	$258	$387
Total	$24,954	$5,124	$1,023	$4,101

Six Months Ended June 30, 2003

		Pre-tax
Segment	Revenues	Income	Income Tax	Net Income
Water Activities	$21,742	$3,096	$999	$2,097
Real Estate Transactions	—	$(36)	$(979)	$943
Services & Rentals	$1,622	$486	$194	$292
Total	$23,364	$3,546	$214	$3,332

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Regulatory Matters and Inflation

     During the quarter ended June 30, 2004, there were no changes to any items previously disclosed under this subsection by the Company in its Annual Report on Form 10-K for the period ended December 31, 2003 and as updated on Form 10-Q for the period ended March 31, 2004.

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

     Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations. The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions. The Company’s most critical accounting policies pertain to public utility regulation related to Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation"(FAS 71), revenue recognition, and pension plan accounting. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant changes in the application of critical accounting policies or estimates during the first two quarters of 2004. Management must use informed judgments and best estimates to properly apply these critical accounting policies. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Liquidity and Capital Resources

     The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of capital resources.

     Interim Bank Loans Payable at June 30, 2004 was $8,700,000.

     We consider the current $15,500,000 lines of credit with four banks adequate to finance any expected short-term borrowing requirements that may arise from operations during 2004. The bank lines of credit have expiration dates ranging from October 2004 through January 2006. Interest expense charged on interim bank loans will fluctuate based on financial market conditions.

     On June 4, 2004, one of the Company’s subsidiaries, The Unionville Water Company, borrowed $1,646,970 from the State of Connecticut Clean Water Fund. The 19-year loan carries a 3.56% interest rate and requires sinking fund payments of $4,726 per month for the first 24 months of the loan. The loan proceeds were used to pay off the short-term borrowings, which financed the construction of Unionville’s water interconnection with a neighboring water supply.

     The fair value of the interest rate swap, included in the Company’s Consolidated Balance Sheet in “Deferred Charges and Other Costs”, was approximately $336,000 at June 30, 2004. Changes in the fair value of this derivative instrument are recorded in “Accumulated Other Comprehensive Income” in Common Stock Equity.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     The Company recently submitted an application to the Connecticut Department of Public Utility Control (DPUC) for the refunding of $9,550,000 of Series T and Series U First Mortgage Bonds previously issued by The Connecticut Water Company. The Company has not yet received a final decision from the DPUC on the application. Any refunding transaction involving the Series T and Series U debt will depend upon the receipt of a final decision of the DPUC with terms acceptable to the Company, which has not yet been issued, and is subject to the negotiation and completion of adequate replacement financing.

Off-Balance Sheet Arrangements and Contractual Obligations

     During the six months ended June 30, 2004, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2003.

Results of Operations

     The following factors had a significant effect upon the Company’s net income for the three months ended June 30, 2004 as compared with the net income for the same period last year.

     Net income applicable to common stock for the three months ended June 30, 2004 increased from that of June 30, 2003 by $904,000, or $.11 per basic average common share. This increase is broken down by business segment as follows:

	Increase	Increase
	(Decrease)	(Decrease)
Business Segment	Net Income	EPS
Water Activities	$832,000	$0.10
Services and Rentals	72,000	.01
Real Estate Transactions	—	—

Total	$904,000	$0.11

     The increase in the Water Activities segment’s net income is primarily due to a $715,000 increase in Utility Operating Income and a $150,000 decrease in Interest and Debt Expense, partially offset by a $33,000 decrease in Net Other Income (Deductions).

     The increase in Utility Operating Income was primarily due to the following:

  - a $1,118,000 increase in Operating Revenue primarily due to the weather returning to a more normal pattern than in 2003. In 2003, it was unusually cool and rainy which caused customer water consumption to decline.

  - a $119,000 decrease in Operation and Maintenance Expense primarily due to fewer main breaks in 2004 as compared to 2003.

Partially offset by

  - a $494,000 increase in Income Tax Expense primarily due to higher taxable income.

  - a $35,000 increase in Taxes Other Than Income Taxes, primarily property taxes related to the Company’s increased investment in utility plant.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     The reduction in Interest and Debt Expense is primarily due to the October 2003 and March 2004 bond refinancings.

     The reduction in Other Income (Deductions) is partially due to less interest being capitalized in 2004 due to the Unionville Water interconnection construction project being completed and placed in service during the second quarter of 2003.

     The 43% increase in the Services and Rentals segment’s net income is primarily due to higher revenues from the Company’s LinebackerTM Service Line Maintenance program and antenna site leases.

     There was no activity in the Real Estate Transactions segment in either the three months ended June 30, 2004 or 2003.

     The following factors had a significant effect upon the Company’s net income for the six months ended June 30, 2004 as compared with the net income for the same period last year.

     Net income applicable to common stock for the six months ended June 30, 2004 increased from that of June 30, 2003 by $769,000, or $.09 per basic average common share. This increase is broken down by business segment as follows:

	Increase	Increase
	(Decrease)	(Decrease)
Business Segment	Net Income	EPS
Water Activities	$911,000	$0.11
Services and Rentals	95,000	.01
Real Estate Transactions	(237,000)	(.03)

Total	$769,000	$0.09

     The increase in the Water Activities segment’s net income is primarily due to a $605,000 increase in Utility Operating Income and a $366,000 decrease in Interest and Debt Expense partially offset by a $60,000 decrease in Net Other Income (Deductions).

     The increase in Utility Operating Income was primarily due to the following:

  - a $1,136,000 increase in Operating Revenue primarily due to the weather returning to a more normal pattern than we experienced in 2003. In 2003, it was unusually cool and rainy which caused customer water consumption to decline.

  - a $109,000 decrease in Operation and Maintenance Expense primarily due to fewer water main breaks in 2004 as compared to 2003.

Partially offset by

  - a $542,000 increase in Income Tax Expense primarily due to higher taxable income.

  - a $68,000 increase in Taxes Other Than Income Taxes, primarily property taxes related to the Company’s increased investment in utility plant.

     The reduction in Interest and Debt Expense is primarily due to the October 2003 and March 2004 bond refinancings.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     The reduction in Other Income (Deductions) is primarily due to less interest being capitalized in 2004 due to the Unionville Water interconnection construction project being completed and placed in service during the second quarter of 2003.

     The 33% increase in the Services and Rentals segment’s net income is primarily due to higher revenues from the Company’s LinebackerTM Service Line Maintenance program and antenna site leases.

     The decline in 2004 net income associated with the Real Estate segment was expected due to the smaller relative size of land donated in the first quarter of 2004 verses the first quarter of 2003, leading to a lower income tax deduction in 2004. Both years’ land donations were to the Town of Killingly, CT and were part of a three-year (2002-2004) phased plan for land donations in Connecticut.

Commitments and Contingencies

Land Dispositions

     During the quarter ended March 31, 2004, the Company received notice from the State of Connecticut Department of Environmental Protection (DEP) that its review of our approximately 7,600 acres of Class I, II, and III land was complete. The DEP notice indicated that the DEP had identified 240 parcels representing 6,823 acres of land and land underwater as land that the DEP would be interested in acquiring as open space, by either fee ownership or a conservation easement. Any possible land dispositions by the Company to the State of Connecticut will depend upon the availability of sufficient State funding for open space land purchases, as well as the successful negotiation by the parties of the terms and conditions, including price, for such dispositions. Accordingly, there can be no assurance that any purchases or other acquisitions of Company owned land will be made by the State of Connecticut.

     In the past, the Company has engaged in a program of land donations to municipalities in Connecticut which has resulted in net profits (tax benefits) to the Company of approximately $3.7 million. As previously disclosed, the land donation program under the Company’s agreement with the Town of Killingly, CT was completed in January 2004 with the donation of the remaining parcel to the Town. The donation of this final parcel resulted in a net profit (tax benefit) to the Company of $706,000 during the first quarter of 2004.

     The Company and its subsidiaries own additional parcels of land in Connecticut and Massachusetts which may be suitable in the future for disposition, either by sale or by donation to municipalities, other local governments or private charitable entities. These additional parcels would include certain Class I and II parcels previously identified by the Connecticut DEP in the DEP notice noted above, as well as certain lands owned by BARLACO in Barnstable, Massachusetts. The Company is unable to predict if and when any sales or donations of some or all of these parcels may occur in the future and, if so, what amount of net profits (tax benefits) may result from any such sales or donations.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Reverse Privatization

     The Town of Barnstable, Massachusetts has advised the Company that it intends to pursue the acquisition of the Company’s wholly-owned subsidiaries, The Barnstable Water Company and BARLACO. The Town takes the position that it has the right to acquire The Barnstable Water Company and BARLACO pursuant to the provisions of Massachusetts legislation passed in 1911. The Company has previously advised the Town that the Company does not believe the Town has any statutory right to acquire either The Barnstable Water Company or BARLACO. By letter dated May 3, 2004, the Town advised the Company that the Town’s Manager has been directed to enter into acquisition negotiations with the Company. The Company recently entered into negotiations with the Town regarding a possible sale of The Barnstable Water Company and/or BARLACO. The Town’s initial offer was substantially below what the Company believes to be the fair market value of the companies. Although negotiations are continuing at an appreciably higher offering price, there can be no assurances that these negotiations will result in a sale price and other terms acceptable to both the Company and the Town. Any transaction would also require the parties’ successful negotiation and execution of a definitive transaction agreement, and would be subject to the receipt of any required regulatory approvals and the satisfaction of other customary conditions to closing. In the event that negotiations are not successful, the Company believes that the Town may pursue through the courts its claim that it is entitled to acquire the companies at a price substantially below what the Company believes to be the fair market value of the companies.

     There were no other material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2003 and as updated on Form 10-Q for the period ended March 31, 2004.

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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Part I, Item 3: Quantitative and Qualitative Disclosure About Market Risk

     The primary market risk faced by the Company is interest rate risk. The Company has exposure to derivative financial instruments through an interest rate swap agreement. The Company has no other financial instruments with significant credit risk or off-balance sheet risks and is not subject in any material respect to any currency or other commodity risk.

     The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries and its use of the interest rate swap agreement discussed below. The Company has $15,500,000 current lines of credit with four banks, under which interim bank loans payable at June 30, 2004 were $8,700,000. Management believes that any near-term change in interest rates should not materially affect the consolidated financial position, results of operations or cash flows of the Company.

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

Part I, Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures

     As of June 30, 2004, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 13a-15(e)). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure to be made within the time periods specified in the SEC’s rules and forms. Further, there were no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II, Item 1: Legal Proceedings

     We are involved in various legal proceedings. Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our properties is the subject that presents a reasonable likelihood of a material adverse impact on the Company.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Part II, Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K.

Exhibit
Number	Description
3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999. (Exhibit 3.2 to Form 10-K for the year ended 12/31/99).

3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.4	Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended March 31, 2003.)

4.22*	Agreement No. DWSRF 200103-C Project Loan Agreement Between the State of Connecticut and Unionville Water Company Under the Drinking Water State Revolving Fund (DWSRF) Program, dated as of April 19, 2004.

4.23*	Collateral Assignment of Water Service Charges and Right to Receive Water Service Expense Assessments and Security Agreement Between Unionville Water Company and the State of Connecticut, dated as of June 3, 2004.

31.1*	Rule 13a-14 Certification of Marshall T. Chiaraluce, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32*	Certification of Marshall T. Chiaraluce, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

(b)	Reports on Form 8-K

On April 15, 2004, the Company filed a Form 8-K to report a notice to Directors and Executive Officers informing them of an eight day Blackout Period related to changes to the investment options available to participants in the Savings Plan of the Connecticut Water Company, a wholly owned subsidiary of Connecticut Water Service, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)
Date: August 9, 2004	By	/s/ David C. Benoit
David C. Benoit
Vice President - Finance

Date: August 9, 2004	By:	/s/ Peter J. Bancroft
Peter J. Bancroft
Assistant Treasurer