Form 10-Q
period 2004-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 2004-11-09
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

FOR THE TRANSITION PERIOD FROM TO

Commission File Number	0-8084

Connecticut Water Service, Inc.

(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0739839 (I.R.S. Employer Identification No.)

93 West Main Street, Clinton, CT (Address of principal executive offices)	06413-1600 (Zip Code)

(860) 669-8636
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

8,019,272

Number of shares of common stock outstanding, September 30, 2004

(Includes 51,510 common stock equivalent shares awarded under the Performance Stock Program)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
September 30, 2004 and 2003

Part I, Item 1: Financial Statements
Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	Page 3
Consolidated Statements of Capitalization at September 30, 2004 and December 31, 2003	Page 4
Consolidated Statements of Income for the Three Months Ended September 30, 2004 and 2003	Page 5
Consolidated Statements of Income for the Nine Months Ended September 30, 2004 and 2003	Page 6
Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2004 and 2003	Page 7
Consolidated Statements of Comprehensive Income for the Nine Months Ended September 30, 2004 and 2003	Page 7
Consolidated Statements of Retained Earnings for the Three Months Ended September 30, 2004 and 2003	Page 8
Consolidated Statements of Retained Earnings for the Nine Months Ended September 30, 2004 and 2003	Page 8
Consolidated Statements of Cash Flows for Nine Months Ended September 30, 2004 and 2003	Page 9
Notes to Consolidated Financial Statements	Page 10
Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 14
Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk	Page 19
Part I, Item 4: Controls and Procedures	Page 20
Part II, Item 1: Legal Proceedings	Page 21
Part II, Item 6: Exhibits	Page 21
Signatures Page	Page 23
BOND PURCHASE AGREEMENT
INDENTURE OF TRUST
INDENTURE OF TRUST
LOAN AGREEMENT
LOAN AGREEMENT
REIMBURSEMENT AND CREDIT AGREEMENT
REIMBURSEMENT AND CREDIT AGREEMENT
LETTERS OF CREDIT
PERFORMANCE STOCK PROGRAM INCENTIVE STOCK OPTION GRANT FORM
PERFORMANCE STOCK PROGRAM NON-QUALIFIED STOCK OPTION GRANT FORM
CERTIFICATION
CERTIFICATION
CERTIFICATION

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
At September 30, 2004 and December 31, 2003
(In thousands, Unaudited)

	September 30,	Dec. 31,
	2004	2003
ASSETS
Utility Plant
Utility Plant	$328,234	$319,616
Construction Work in Progress	6,889	9,291
Utility Plant Acquisition Adjustments	(1,273)	(1,274)

	333,850	327,633
Accumulated Provision for Depreciation	(97,146)	(92,535)

Net Utility Plant	236,704	235,098

Other Property and Investments	3,862	3,829

Current Assets
Cash	838	1,122
Accounts Receivable (Less Allowance, 2004 - $305; 2003 - $271)	6,000	5,150
Accrued Unbilled Revenues	4,352	3,779
Materials and Supplies, at Average Cost	984	920
Prepayments and Other Current Assets	1,799	265

Total Current Assets	13,973	11,236

Deferred Charges and Regulatory Assets
Unamortized Debt Issuance Expense	7,220	6,204
Unrecovered Income Taxes	11,970	15,006
Postretirement Benefits Other Than Pension	1,408	946
Goodwill	3,608	3,608
Deferred Charges and Other Costs	1,623	1,619

Total Deferred Charges and Regulatory Assets	25,829	27,383

Total Assets	$280,368	$277,546

CAPITALIZATION AND LIABILITIES
Capitalization (See accompanying statements)
Common Stockholders’ Equity	$87,578	$83,315
Preferred Stock	847	847
Long-Term Debt	66,472	64,754

Total Capitalization	154,897	148,916

Current Liabilities
Current Portion of Long Term Debt	313	254
Interim Bank Loans Payable	9,700	9,700
Accounts Payable, Accrued Taxes and Accrued Interest	1,563	4,791
Other	484	366

Total Current Liabilities	12,060	15,111

Long-Term Liabilities
Advances for Construction	26,427	24,579
Contributions in Aid of Construction	44,534	44,337
Deferred Federal Income Taxes	23,841	23,073
Unfunded Future Income Taxes	9,740	12,840
Long-term Compensation Arrangements	7,040	6,812
Unamortized Investment Tax Credits	1,829	1,878

Commitments and Contingencies
Total Long-Term Liabilities	113,411	113,519

Total Capitalization and Liabilities	$280,368	$277,546

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At September 30, 2004 and December 31, 2003
(In thousands, except share amounts, Unaudited)

	September 30,	Dec. 31,
	2004	2003
Common Stockholders’ Equity
Common Stock Without Par Value Authorized - 15,000,000 Shares;	$56,722	$55,360
Shares Issued and Outstanding: 2004 - 8,019,272; 2003 - 7,967,379
Stock Issuance Expense	(1,594)	(1,594)
Retained Earnings	32,424	29,549
Accumulated Other Comprehensive Income	26	—

Total Common Stockholders’ Equity	87,578	83,315

Preferred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472

Total Preferred Stock of Connecticut Water Service, Inc.	772	772
Cumulative Preferred Stock of Barnstable Water Company
6% Cumulative Voting, $100 Par Value; Authorized, Issued and Outstanding 750 shares. Redeemable at $105 per share.	75	75

Total Preferred Stock	847	847

Long-Term Debt
The Connecticut Water Company
First Mortgage Bonds
5.75% Series T, due 2028	—	5,000
5.3% Series U, due 2028	—	4,550
6.94% Series V, due 2029	—	12,050

	—	21,600
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,640	9,640
5.125% 1998 Series B, due 2028	7,685	7,695
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,930	14,930
Var. 2004 Series Variable Rate, due 2029	12,500	—
Var. 2004 Series A, due 2028	5,000	—
Var. 2004 Series B, due 2028	4,550	—
Total Unsecured Water Facilities Revenue Refinancing Bonds	62,305	40,265

Total Connecticut Water Company	62,305	61,865

Crystal Water Utilities Corporation
5.45% Westbank, Due 2017	113	117

Crystal Water Company of Danielson
7.82% Connecticut Development Authority, Due 2020	459	469

Chester Realty
6% Note Payable, Due 2006	46	57

Barnstable Water Company
10.2% Indianapolis Life Insurance Co., Due 2011	1,325	1,425

Unionville Water Company
8.125% Farmington Savings Bank, Due 2011	992	1,075
3.56% State of Connecticut, Due 2023	1,545	—

Total Unionville Water Company	2,537	1,075
Total Connecticut Water Service, Inc.	66,785	65,008
Less Current Portion	(313)	(254)

Total Long-Term Debt	66,472	64,754

Total Capitalization	$154,897	$148,916

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2004 and 2003
(In thousands, except per share amounts, Unaudited)

	2004	2003
Operating Revenues	$13,916	$13,673

Operating Expenses
Operation and Maintenance	6,154	5,302
Depreciation	1,498	1,457
Income Taxes	559	1,023
Taxes Other Than Income Taxes	1,317	1,285

Total Operating Expenses	9,528	9,067

Utility Operating Income	4,388	4,606

Other Income, Net of Taxes
Gain on Property Transactions	—	87
Non-Water Sales Earnings	214	194
Allowance for Funds Used During Construction	101	102
Other	52	25

Total Other Income, Net of Taxes	367	408

Interest and Debt Expense
Interest on Long-Term Debt	786	979
Other Interest Charges	124	95
Amortization of Debt Expense	95	57

Total Interest and Debt Expense	1,005	1,131

Net Income Before Preferred Dividends	3,750	3,883
Preferred Stock Dividend Requirement	10	10

Net Income Applicable to Common Stock	$3,740	$3,873

Weighted Average Common Shares Outstanding:
Basic	8,008	7,963
Diluted	8,042	8,011
Earnings Per Common Share:
Basic	$0.47	$0.49
Diluted	$0.47	$0.48
Dividends Per Common Share	$0.2100	$0.2075

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2004 and 2003
(In thousands, except per share amounts, Unaudited)

	2004	2003
Operating Revenues	$36,794	$35,415

Operating Expenses
Operation and Maintenance	17,261	16,518
Depreciation	4,465	4,394
Income Taxes	2,075	1,997
Taxes Other Than Income Taxes	3,936	3,836

Total Operating Expenses	27,737	26,745

Utility Operating Income	9,057	8,670

Other Income, Net of Taxes
Gain on Property Transactions	706	1,030
Non-Water Sales Earnings	601	486
Allowance for Funds Used During Construction	300	341
Other	110	103

Total Other Income, Net of Taxes	1,717	1,960

Interest and Debt Expense
Interest on Long-Term Debt	2,324	2,935
Other Interest Charges	335	290
Amortization of Debt Expense	245	171

Total Interest and Debt Expense	2,904	3,396

Net Income Before Preferred Dividends	7,870	7,234
Preferred Stock Dividend Requirement	29	29

Net Income Applicable to Common Stock	$7,841	$7,205

Weighted Average Common Shares Outstanding:
Basic	7,991	7,953
Diluted	8,032	7,997
Earnings Per Common Share:
Basic	$0.98	$0.91
Diluted	$0.98	$0.90
Dividends Per Common Share	$0.625	$0.6175

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2004 and 2003
(In thousands, Unaudited)

	2004	2003
Net Income	$3,740	$3,873
Other Comprehensive Income, net of tax
Qualified cash flow hedging instrument net of tax of ($118)	(175)	—

Comprehensive Income	$3,565	$3,873

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2004 and 2003
(In thousands, Unaudited)

	2004	2003
Net Income	$7,841	$7,205
Other Comprehensive Income, net of tax
Qualified cash flow hedging instrument net of tax of $17	26	—

Comprehensive Income	$7,867	$7,205

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended September 30, 2004 and 2003
(In thousands, except per share amounts, Unaudited)

	2004	2003
Balance at Beginning of Period	$30,347	$26,997
Net Income Before Preferred Dividends of Parent	3,750	3,883

	34,097	30,880

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	3	3
Cumulative Preferred, Series $.90, $.225 per share	7	7
Common Stock - 2004 $.2100 per share; 2003 $.2075 per share	1,663	1,644

	1,673	1,654

Balance at End of Period	$32,424	$29,226

For the Nine Months Ended September 30, 2004 and 2003
(In thousands, except per share amounts, Unaudited)

	2004	2003
Balance at Beginning of Period	$29,549	$26,906
Net Income Before Preferred Dividends of Parent	7,870	7,234

	37,419	34,140

Dividends Declared:
Cumulative Preferred, Class A, $.60 per share	9	9
Cumulative Preferred, Series $.90, $.675 per share	20	20
Common Stock - 2004 $.625 per share; 2003 $.6175 per share	4,966	4,885

	4,995	4,914

Balance at End of Period	$32,424	$29,226

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(In thousands, Unaudited)

	2004	2003
Operating Activities:
Net Income Before Preferred Dividends	$7,870	$7,234

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation (including $152 in 2004, $134 in 2003 charged to other accounts)	4,617	4,528
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues	(1,423)	(739)
(Increase) Decrease in Other Current Assets	(1,598)	(1,551)
(Increase) Decrease in Other Non-Current Items	(64)	349
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	(3,110)	(4,184)
Increase (Decrease) in Deferred Federal Income Taxes and Investment Tax Credits, Net	719	706

Net Cash Provided by (Used for) Operating Activities	7,011	6,343

Investing Activities:
Gross Additions to Utility Plant (including Allowance for Funds Used During Construction of $300 in 2004 and $341 in 2003)	(6,254)	(7,595)

Financing Activities:
Proceeds from Interim Bank Loans	9,700	10,200
Repayment of Interim Bank Loans	(9,700)	(6,950)
Proceeds from Issuance of Common Stock	1,362	599
Proceeds from Long-Term Debt	23,595	—
Payment of Long-Term Debt including Current Portion	(21,818)	(201)
Costs to Issue Debt and Common Stock	(1,261)	—
Advances, Contributions and Funds From Others for Construction, Net	2,076	2,886
Cash Dividends Paid	(4,995)	(4,914)

Net Cash Provided by (Used in) Financing Activities	(1,041)	1,620

Net Increase (Decrease) in Cash	(284)	368
Cash at Beginning of Year	1,122	464

Cash at End of Period	$838	$832

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest (Net of Amounts Capitalized)	$2,969	$3,354
State and Federal Income Taxes	$1,319	$1,655

The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the period ended December 31, 2003 and as updated in the Company’s March 31, 2004 and June 30, 2004 Form 10-Qs.

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

	Three Months Ended
	September 30
	2004	2003
(in thousands, except for per share data)
Net income, as reported	$3,740	$3,873
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	64	28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(132)	(92)

Pro forma net income	$3,672	$3,809

Earnings per share:
Basic – as reported	$0.47	$0.49
Basic – pro forma	$0.46	$0.48
Diluted – as reported	$0.47	$0.48
Diluted – pro forma	$0.46	$0.48

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

	Nine Months Ended
	September 30
	2004	2003
(in thousands, except for per share data)
Net income, as reported	$7,841	$7,205
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	66	82
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(269)	(289)

Pro forma net income	$7,638	$6,998

Earnings per share:
Basic – as reported	$0.98	$0.91
Basic – pro forma	$0.95	$0.88
Diluted – as reported	$0.98	$0.90
Diluted – pro forma	$0.95	$0.88

3.	Pension and Other Postretirement Benefits

Pension Benefits
Components of Net Periodic Cost Three months ended September 30	2004	2003
Service Cost	$238	$211
Interest Cost	365	348
Expected Return on Plan Assets	(393)	(386)
Amortization of Transition Obligation	3	3
Amortization of Prior Service Cost	27	27
Amortization of Net (Gain) Loss	24	(1)

Net Periodic Benefit Cost	$264	$202

Other Postretirement Benefits	Connecticut Water		Barnstable Water
Components of Net Periodic Cost Three months ended September 30	2004	2003	2004	2003
Service Cost	$83	$68	$—	$1
Interest Cost	85	79	1	1
Expected Return on Plan Assets	(34)	(36)	—	—
Amortization of Transition Obligation	29	42	2	2
Amortization of Net (Gain) Loss	24	(8)	(1)	(1)

Net Periodic Benefit Cost	$187	$145	$2	$3

Pension Benefits
Components of Net Periodic Cost Nine months ended September 30	2004	2003
Service Cost	$713	$632
Interest Cost	1,094	1,043
Expected Return on Plan Assets	(1,179)	(1,158)
Amortization of Transition Obligation	9	9
Amortization of Prior Service Cost	81	81
Amortization of Net (Gain) Loss	72	(2)

Net Periodic Benefit Cost	$790	$605

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Other Postretirement Benefits	Connecticut Water		Barnstable Water
Components of Net Periodic Cost Nine months ended September 30	2004	2003	2004	2003
Service Cost	$233	$203	$1	$2
Interest Cost	243	236	4	4
Expected Return on Plan Assets	(119)	(109)	—	—
Amortization of Transition Obligation	91	124	5	5
Amortization of Net (Gain) Loss	14	(23)	(2)	(3)

Net Periodic Benefit Cost	$462	$431	$8	$8

     In April 2004, the Pension Funding Equity Act was passed by Congress. The Act allows for the defined benefit pension plans’ current liability to be calculated at a different interest rate for maximum tax deductible contribution purposes that for minimum required contribution purposes. When the Company filed its 10-K in March 2004, the Company expected to make a contribution of $1.5 million. Due to the new Act, the Company now expects to make a contribution of approximately $3 million to its defined benefit pension plan for 2004 during 2005. As of September 30, 2004, no contribution has been made.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed December 8, 2003 to make additional voluntary benefits available through Medicare. We have not reflected the effect of any potential federal subsidy provided to The Connecticut Water Company under the Act. As permitted by FSP FAS 106-2, reflection of the subsidy can be delayed until it can be determined that the prescription drug benefits provided in the Company’s plan are actuarially equivalent to those under the Medicare Part D. At this point, final regulations defining actuarial equivalence have not yet been issued and we are unable to determine if such benefits are actuarially equivalent. Please note that these changes in Medicare coverage, once reflected, can only potentially decrease the plan’s liability.

4.  Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below (fully diluted shares include the effect of unexercised stock options):

	3 Months Ended		9 Months Ended
	9/30/04	09/30/03	09/30/04	09/30/03
Common Shares Outstanding:
End of period:	8,019,272	7,967,053	8,019,272	7,967,053

Weighted Average Shares Outstanding:
Days outstanding basis
Basic	8,008,390	7,963,264	7,991,210	7,952,824

Fully Diluted	8,042,073	8,011,298	8,031,841	7,996,713

5.  In March 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft for a Proposed Statement of Financial Accounting Standards, “Share-Based Payment”. This proposed Statement addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would also eliminate the ability to account for share-based compensation transactions using APB Opinion No.25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method. At its October 13, 2004 meeting, the FASB decided to defer the effective date for public companies of its proposed statement to interim and annual periods beginning after June 15, 2005.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

6.  The Company operates principally in three business segments: water activities, real estate transactions, and services and rentals. Financial data for the segments is as follows in thousands of dollars:

Three Months Ended September 30, 2004
		Pre-tax
Segment	Revenues	Income	Income Tax	Net Income
Water Activities	$13,916	$4,085	$559	$3,526

Real Estate Transactions	—	—	—	—

Services & Rentals	$1,378	$357	$143	$214

Total	$15,294	$4,442	$702	$3,740

Three Months Ended September 30, 2003
		Pre-tax
Segment	Revenues	Income	Income Tax	Net Income
Water Activities	$13,673	$4,615	$1,023	$3,592

Real Estate Transactions	—	$(3)	$(90)	$87

Services & Rentals	$996	$324	$130	$194

Total	$14,669	$4,936	$1,063	$3,873

Nine Months Ended September 30, 2004
		Pre-tax
Segment	Revenues	Income	Income Tax	Net Income
Water Activities	$36,794	$8,609	$2,075	$6,534

Real Estate Transactions	—	$(29)	$(735)	$706

Services & Rentals	$3,454	$1,002	$401	$601

Total	$40,248	$9,582	$1,741	$7,841

Nine Months Ended September 30, 2003
		Pre-tax
Segment	Revenues	Income	Income Tax	Net Income
Water Activities	$35,415	$7,686	$1,997	$5,689

Real Estate Transactions	—	$(39)	$(1,069)	$1030

Services & Rentals	$2,618	$810	$324	$486

Total	$38,033	$8,457	$1,252	$7,205

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Regulatory Matters and Inflation

     During the nine months ended September 30, 2004, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2003 and as updated on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004.

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

     Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations. The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions. The Company’s most critical accounting policies pertain to public utility regulation related to Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation"(FAS 71), revenue recognition, and pension plan accounting. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant changes in the application of critical accounting policies or estimates during the first three quarters of 2004. Management must use informed judgments and best estimates to properly apply these critical accounting policies. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the critical accounting policies. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

Liquidity and Capital Resources

     The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of capital resources.

     Interim Bank Loans Payable at September 30, 2004 was $9,700,000.

     We consider the current $15,500,000 lines of credit with four banks adequate to finance any expected short-term borrowing requirements that may arise from operations during the remainder of 2004. The bank lines of credit have expiration dates ranging from January 2006 through October 2006. Interest expense charged on interim bank loans will fluctuate based on market interest rates.

     The Connecticut Water Company entered into a five-year interest rate swap to manage the Company’s exposure to fluctuations in prevailing interest rates. The fair value of the interest rate swap included in the Company’s Consolidated Balance Sheet in “Deferred Charges and Other Costs” was approximately $43,000 at September 30, 2004. Changes in the fair value of this derivative instrument are recorded in “Accumulated Other Comprehensive Income” in Common Stockholders Equity.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     On September 1, 2004, The Connecticut Water Company, the principal operating subsidiary of the Company, refinanced a portion of its existing bond indebtedness. The Connecticut Water Company borrowed $9.55 million in sale proceeds from the issuance of Water Facilities Refunding Revenue Bonds by the Connecticut Development Authority (the Authority). The bonds were sold in two series with the following terms:

     2004 A Series: $5,000,000 Variable Interest Maturing 7/1/2028
     2004 B Series: $4,550,000 Variable Interest Maturing 9/1/2028

     The proceeds of the transaction were used to redeem prior obligations to the Authority that were secured by the Series T and Series U first mortgage bonds of The Connecticut Water Company.

     The Company is currently in the process of negotiating additional fixed-rate, long-term borrowings from the Authority to fund ongoing and planned capital improvement projects and the estimated $3 million pension contribution for the Company’s Connecticut water utility subsidiaries. The Company plans to submit applications to the Connecticut Department of Public Utility Control (DPUC) with respect to these anticipated borrowings in the near future. The ability of the Company to complete these borrowing transactions will depend upon the receipt of final decisions of the DPUC with terms acceptable to the Company, which have not been issued yet, and the successful completion of negotiations with the Authority and the execution of definitive borrowing agreements.

Off-Balance Sheet Arrangements and Contractual Obligations

     During the nine months ended September 30, 2004, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2003 and as updated on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004.

Results of Operations

     The following factors had a significant effect upon the Company’s net income for the three months ended September 30, 2004 as compared with the net income for the same period last year.

     Net income applicable to common stock for the three months ended September 30, 2004 decreased from prior year by $133,000, or $.02 per basic average common share for the same period ended. This decrease was broken down by business segment as follows:

	Increase	Increase
	(Decrease)	(Decrease)
Business Segment	Net Income	EPS
Water Activities	$(66,000)	$(0.01)
Real Estate Transactions	(87,000)	(0.01)
Services and Rentals	20,000	—

Total	$(133,000)	$(0.02)

     The $66,000 decrease in the Water Activity segment’s net income was primarily due to the net effects of several large variances listed below.

     – a $243,000 or 18% increase in Operating Revenue was primarily due to the weather returning to a more normal pattern than in 2003. In 2003, it was unusually cool and rainy which caused customer water consumption to decline.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     – a $852,000 or 16% increase in Operation and Maintenance Expense, was due to higher legal fees, higher auditing fees for consulting services for assistance in meeting the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and increases in maintenance, purchased water, investor relations, customer expenses and property and liability insurance premiums.

     – a $464,000 decrease in Income Tax Expense was primarily due to book/tax timing differences and a lower pre-tax net income.

     – a $32,000 increase in Taxes Other Than Income Taxes was primarily due to property taxes related to the Company’s increased investment in utility plant.

     – a $126,000 reduction in Interest and Debt Expense was primarily due to the October 2003, March 2004 and September 2004 bond refinancings.

     The decrease in the Real Estate segment was a result of no third quarter real estate sales being transacted in 2004 compared with a sale of a building in the third quarter of 2003 which generated an $87,000 profit.

     The 10% increase in the Services and Rentals segment’s net income was primarily due to higher revenues from the Company’s Linebacker™ Service Line Maintenance program and antenna site leases.

     The following factors had a significant effect upon the Company’s net income for the nine months ended September 30, 2004 as compared with the net income for the same period last year.

     Net income applicable to common stock for the nine months ended September 30, 2004 increased from that of September 30, 2003 by $636,000, or $.07 per basic average common share. This increase was broken down by business segment as follows:

	Increase	Increase
	(Decrease)	(Decrease)
Business Segment	Net Income	EPS
Water Activities	$845,000	$0.10
Real Estate Transactions	(324,000)	(.04)
Services and Rentals	115,000	.01

Total	$636,000	$0.07

     The $845,000 increase in the Water Activities segment’s net income was primarily due to the net of several large mostly offsetting variances listed below.

     – a $1,379,000 or 4% increase in Operating Revenue was primarily due to the weather returning to a more normal pattern than in 2003 and the 30% surcharge applied to customers of Unionville Water for a full year versus a partial year in 2003. In 2003, the weather pattern was unusually cool and rainy which caused customer water consumption to decline.

     – a $743,000 or 4% increase in Operation and Maintenance Expense of which approximately $751,000 was due to increases in legal and auditing fees and approximately $200,000 was due to an increase in purchased water due to the Unionville water interconnection being placed in service and utilized in the second half of 2003 and year to date for 2004, partially offset by a decline in maintenance expenses of $219,000.

     – a $71,000 increase in Depreciation Expense was primarily due to the Company’s increased investment in Utility Plant.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     – a $78,000 increase in Income Tax Expense was primarily due to book/tax timing differences and a higher pre-tax Net Income.

     – a $100,000 increase in Taxes Other Than Income Taxes was primarily due to property taxes related to the Company’s increased investment in utility plant.

     – a $492,000 reduction in Interest and Debt Expense was primarily due to the October 2003, March 2004 and September 2004 bond refinancings.

     The decrease in earnings in the Real Estate segment was primarily a result of the 2003 land donation to the Town of Killingly of 178 acres having a higher value than the 2004 land donation to the Town of Killingly of 133 acres.

     The 24% increase in the Services and Rentals segment’s net income was primarily due to higher revenues from the Company’s Linebacker™ Service Line Maintenance program and antenna site leases.

Commitments and Contingencies

Planned New Debt Issues

     The Company is currently in the process of negotiating additional fixed-rate, long term borrowings from the Authority to fund ongoing and planned capital improvement projects for the Company’s Connecticut water utility subsidiaries. The Company plans to submit applications to the Connecticut Department of Public Utility Control (DPUC) with respect to these anticipated borrowings in the near future. The ability of the Company to complete these borrowing transactions will depend upon the receipt of final decisions of the DPUC with terms acceptable to the Company, which have not been issued yet, and the successful completion of negotiations with the Authority and the execution of definitive borrowing agreements.

Land Dispositions

     During the quarter ended March 31, 2004, the Company received notice from the State of Connecticut Department of Environmental Protection (DEP) that its review of our approximately 7,600 acres of Class I, II, and III land was complete. The DEP notice indicated that the DEP had identified 240 parcels representing 6,823 acres of land and land underwater as land that the State of Connecticut would be interested in acquiring as open space, by either fee ownership or a conservation easement. During October 2004, the Company received notice from the DEP indicating that the State of Connecticut does not have sufficient funds available for the possible acquisition of Company lands by the State. The DEP also requested that the Company extend the sales moratorium set forth in the Memorandum of Understanding entered into by the DEP and the Company in December 2002 beyond its current expiration date of December 31, 2004. (The Company has not yet determined whether to accede to the DEP’s request to extend this deadline.) Any possible land dispositions by the Company to the State of Connecticut will depend upon the extension of the sales moratorium as well as the availability of sufficient State funding for open space land purchases, as well as the successful negotiation by the parties of the terms and conditions, including price, for such dispositions. Accordingly, there can be no assurance that any purchases or other acquisitions of Company owned land will be made by the State of Connecticut. If the Company does not extend the land sales moratorium with the State beyond the current deadline, the Company would be free to consider disposition of lands to other interested parties, subject to the applicable statutory and regulatory requirements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     In the past, the Company has engaged in a program of land donations to municipalities in Connecticut, which has resulted in net profits (tax benefits) to the Company of approximately $3.7 million. As previously disclosed, the land donation program under the Company’s agreement with the Town of Killingly, CT was completed in January 2004 with the donation of the remaining parcel to the Town. The donation of this final parcel resulted in a net profit (tax benefit) to the Company of $706,000 during the first quarter of 2004.

     The Company and its subsidiaries own additional parcels of land in Connecticut and Massachusetts which may be suitable in the future for disposition, either by sale or by donation to municipalities, other local governments or private charitable entities. These additional parcels would include certain Class I and II parcels previously identified by the Connecticut DEP in the DEP notice noted above, as well as certain lands owned by BARLACO in Barnstable, Massachusetts. On September 8, 2004, the Company received approval from the DPUC to donate a 60-acre parcel of Class III land to the Town of Plymouth, Connecticut which the Town intends to use for construction of a school. The Company believes that the donation of this parcel will result in a net profit (tax benefit) to the Company of approximately $490,000 during the fourth quarter of 2004. Other than the land donation to the Town of Plymouth described above, the Company is unable to predict if and when any sales or donations of some or all of these parcels may occur in the future and, if so, what amount of net profits (tax benefits) may result from any such sales or donations.

Reverse Privatization

     The Town of Barnstable, Massachusetts has advised the Company that it intends to pursue the acquisition of the Company’s wholly-owned subsidiaries, The Barnstable Water Company and BARLACO. The Town takes the position that it has the right to acquire The Barnstable Water Company and BARLACO pursuant to the provisions of Massachusetts legislation passed in 1911. The Company has previously advised the Town that the Company does not believe the Town has any statutory right to acquire either The Barnstable Water Company or BARLACO. By letter dated May 3, 2004, the Town advised the Company that the Town’s Manager has been directed to enter into acquisition negotiations with the Company. Thereafter, the Company entered into negotiations with the Town regarding a possible sale of The Barnstable Water Company and/or BARLACO. The Town’s initial offer was substantially below what the Company believes to be the fair market value of the companies. Although negotiations are continuing at an appreciably higher offering price, there can be no assurances that these negotiations will result in a sale price and other terms acceptable to both the Company and the Town. Any transaction would also require the parties’ successful negotiation and execution of a definitive transaction agreement, and would be subject to the receipt of any required regulatory approvals and the satisfaction of other customary conditions to closing. In the event that negotiations are not successful, the Company believes that the Town may pursue through the courts its claim that it is entitled to acquire the companies at a price substantially below what the Company believes to be the fair market value of the companies.

     There were no other material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2003 and as updated on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004.

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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     Our water companies are subject to various federal and state regulatory agencies concerning water quality and environmental standards. Generally, the water industry is materially dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant. The ability to maintain our operating costs at the lowest possible level, while providing good quality water service, is beneficial to customers and stockholders. Profitability is also dependent on the timeliness of rate relief, when necessary, and numerous factors over which we have little or no control, such as the quantity of rainfall and temperature, industrial demand, financing costs, energy rates, tax rates, increased compliance costs related to the Sarbanes-Oxley Act of 2002, stock market trends which may affect the return earned on pension assets, and compliance with environmental and water quality regulations. The profitability of our other revenue sources is subject to the amount of land we have available for sale and/or donation, the demand for the land, the continuation of the current state tax benefits relating to the donation of land for open space purposes, regulatory approval of land dispositions, the demand for telecommunications antenna site leases and the successful extensions and expansion of our service contract work. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries and its use of the interest rate swap agreement discussed below. The Company has $15,500,000 of variable rate lines of credit with four banks, under which interim bank loans payable at September 30, 2004 were $9,700,000. In the third quarter 2004, the Company refinanced $9,550,000 of fixed rate bonds with variable rate bonds.

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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Part I, Item 4: Controls and Procedures

     As of September 30, 2004, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 13a-15(e)). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure to be made within the time periods specified in the SEC’s rules and forms. Further, there were no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require the Company to include an internal control report from management in its annual report on Form 10-K for the year ended December 31, 2004 and in subsequent annual reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (3) management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

     Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has been conducting a process to document and evaluate its internal controls over financial reporting. In this regard, the Company has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (3) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

     During the past quarter, the Company commenced testing of its internal controls. The Company’s documentation and testing to date have identified certain gaps in the documentation, design and effectiveness of internal controls over financial reporting that the Company is in the process of remediating. Given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no assurance as to its, or its independent auditor’s conclusions at December 31, 2004 with respect to the effectiveness of its internal controls over financial reporting.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Part II, Item 1: Legal Proceedings

     We are involved in various legal proceedings. Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our properties is the subject that presents a reasonable likelihood of a material adverse impact on the Company.

Part II, Item 6: Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999. (Exhibit 3.2 to Form 10-K for the year ended 12/31/99).

3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.4	Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended March 31, 2003.)

4.24*	Bond Purchase Agreement, dated September 1, 2004, among The Connecticut Water Company, Connecticut Development Authority, and A.G. Edwards & Sons, Inc.

4.25*	Indenture of Trust, dated August 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee, 2004A Series.

4.26*	Indenture of Trust, dated August 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee, 2004B Series.

4.27*	Loan Agreement, dated August 1, 2004, between The Connecticut Water Company and Connecticut Development Authority for 2004A Series.

4.28*	Loan Agreement, dated August 1, 2004, between The Connecticut Water Company and Connecticut Development Authority for 2004B Series.

4.29*	Reimbursement and Credit Agreement, dated as of August 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004A Series.

4.30*	Reimbursement and Credit Agreement, dated as of August 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004B Series.

4.31*	Letters of Credit, each dated September 2, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, with respect to each of the 2004A and 2004B Series Bonds.

10.1*	Connecticut Water Service, Inc. Performance Stock Program Incentive Stock Option Grant form.

10.2*	Connecticut Water Service, Inc. Performance Stock Program Non-Qualified Stock Option Grant form.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

31.1*	Rule 13a-14 Certification of Marshall T. Chiaraluce, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32*	Certification of Marshall T. Chiaraluce, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc.
(Registrant)

Date: November 9, 2004	By	/s/ David C. Benoit
David C. Benoit
Vice President - Finance

Date: November 9, 2004	By:	/s/ Peter J. Bancroft
Peter J. Bancroft
Assistant Treasurer