Form 10-K
period 2004-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2005-03-31
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-8084

Connecticut Water Service, Inc.

(Exact name of registrant as specified in its charter)

Connecticut	06-0739839
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

93 West Main Street, Clinton, CT (Address of principal executive office)	06413 (Zip Code)

Registrant’s telephone number, including area code (860) 669-8636
Registrant’s website: www.ctwater.com

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class None	Name of each exchange on which registered Not applicable

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, without par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes ☑ No ☐

     The aggregate market value of the registrant’s voting Common Stock held by non-affiliates, computed on the price of such stock at the close of business on June 30, 2004 was $202,693,016.

7,988,524

Number of shares of Common Stock outstanding, March 1, 2005
(excluding 51,550 common stock equivalent shares)

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Document is Incorporated
Definitive Proxy Statement, dated	Part III
March 31, 2005, for Annual Meeting
of Shareholders to be held on
May 11, 2005.

This Form 10-K contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read in conjunction with the cautionary statements included in this Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Forward Looking Information”.

PART I

ITEM 1. BUSINESS

The Company

The Registrant, Connecticut Water Service, Inc. (referred to as “the Company”, “we” or “our”) was organized in 1956. Connecticut Water Service, Inc. is a non-operating holding company, whose income is derived from the earnings of its eleven wholly-owned subsidiary companies. In 2004 approximately 77% of the Company’s earnings were attributable to water activities carried out within its five regulated water companies: The Connecticut Water Company (Connecticut Water), The Gallup Water Service, Incorporated (Gallup), The Crystal Water Company of Danielson (Crystal), The Barnstable Water Company (Barnstable Water), and The Unionville Water Company (Unionville). These five companies supply water to 87,767 customers in 42 towns throughout Connecticut and Massachusetts. Each of these companies is subject to state regulation regarding financial issues, rates, and operating issues, and to various other state and federal regulatory agencies concerning water quality and environmental standards. In addition to its regulated utilities, the Company owns six unregulated companies: Chester Realty, Inc., a real estate company in Connecticut; New England Water Utility Services, Inc., which provides contract water and sewer operations and other water related services; Connecticut Water Emergency Services, Inc., a provider of drinking and pool water by tanker truck; Crystal Water Utilities Corporation, a holding company which owns Crystal Water and three small rental properties; BARLACO Inc. (BARLACO), a real estate company in Massachusetts; and Barnstable Holding Company, a holding company which owns Barnstable Water and BARLACO. In 2004, these unregulated companies, in conjunction with the regulated water companies, contributed the remaining 23% of the Company’s earnings through real estate transactions as well as services and rentals.

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

On January 26, 2005, Gallup and Crystal submitted a joint application to the Connecticut Department of Public Utility Control (DPUC) pursuant to which Gallup would be merged with and into Crystal. If the merger is approved and completed, the combined entity would be a wholly-owned subsidiary of the Company, as they both are currently. A decision is expected by April 27, 2005.

The request to merge Crystal and Gallup stems from the Company’s plan to seek rate relief for these entities in 2005. The operations were consolidated in 1999 and the service territories are geographically connected in various locations.

At this time, the Company is planning to apply to the DPUC in 2006 to merge all of its Connecticut-based, regulated utilities with and into Connecticut Water. If, and when, these combinations are completed, the resulting entity, Connecticut Water, would consist of the current subsidiaries Gallup, Crystal, Unionville, and Connecticut Water. It is expected that future rate relief applications would propose rate equalization steps, which, if approved would result, over time, in equalized rates for the Company’s customers in Connecticut. The Company believes its is likely that it will apply for rate increases for one or more of its Connecticut subsidiaries during the next 18 months.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the “INVESTOR INFO (SEC Filings)” section of the Company’s Internet website (http://www.ctwater.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The following documents are also available through the “CORPORATE GOVERNANCE” section of our website:

•	Code of Conduct – Board of Directors

•	Code of Conduct — Employees

•	Audit Committee Charter

•	Compensation Committee Charter

•	Corporate Governance Committee Charter

Copies of each of the Company’s SEC filings (without exhibits) and corporate governance documents mentioned above will also be mailed to investors, upon request by contacting the Company’s Corporate Secretary at Connecticut Water Company, 93 West Main Street, Clinton, CT 06413.

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

Costs to comply with environmental and water quality regulations are substantial. Since the 1974 enactment of the Safe Drinking Water Act, we have spent approximately $51,900,000 in constructing facilities and conducting aquifer mapping necessary to comply with the requirements of the Safe Drinking Water Act, and other federal and state regulations, of which $2,443,000 was expended in the last five years. We are presently in compliance with current regulations, but the regulations are subject to change at any time. The costs to comply with future changes in state or federal regulations, which could require us to modify existing filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.

Our water companies derive their rights and franchises to operate from special state acts that are subject to alteration, amendment or repeal and do not grant us exclusive rights to our service areas. Our franchises are free from burdensome restrictions, are unlimited as to time, and authorize us to sell potable water in all the towns we now serve. There is the possibility that a state could revoke our franchises and allow a governmental entity to take over some or all of our systems. While we vigorously oppose any such attempt, from time to time such legislation is contemplated.

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

***    Beginning mid-2003, Unionville began imposing a 30% surcharge on its customers’ water bills to recover financing and operating costs related to the construction and use of a water interconnection with a neighboring water supplier. Annually the surcharge is subject to a retroactive refund to ratepayers if total revenue for Unionville exceeds certain stipulated amounts. To date, we have not been required to provide any such refunds. As part of the decision authorizing the surcharge, the Connecticut Department of Public Utility Control (DPUC) also limited the conditions upon which Unionville may seek a rate increase prior to September 1, 2005.

Our Water Systems

Our water infrastructure consists of 30 noncontiguous water systems in the State of Connecticut and one water system in Massachusetts. Our system, in total, consists of 1,385 miles of water main and reservoir storage capacity of 7.0 billion gallons. The safe, dependable yield from our 131 active wells and 19 reservoirs is approximately 52 million gallons per day. Water sources vary among the individual systems, but overall approximately 42% of the total dependable yield comes from reservoirs and 58% from wells.

We supply water, and in most cases, fire protection to all or portions of 42 towns in Connecticut and Massachusetts. The following table lists the customer count, operating revenues and customer water consumption for each of our water companies as of December 31, 2004.

		Water	Customer Water
	Number of	Revenues	Consumption
Water Company	customers	($000’s)	(millions of gallons)

Barnstable	7,204	$2,485	820
Connecticut Water	69,767	40,221	5,779
Crystal	3,708	2,118	459
Gallup	1,231	646	92
Unionville	5,857	3,023	651
Total	87,767	$48,493	7,801

The following table breaks down the above total figures by customer class:

		Water	Customer Water
	Number of	Revenues	Consumption
Customer Class	customers	($000’s)	(millions of gallons)
Residential	77,619	$30,265	5,405
Commercial	6,484	6,332	1,595
Industrial	430	1,633	453
Public Authority	586	1,430	348
Fire Protection	1,720	8,310	0
Other (including non-metered accounts)	928	523	0
Total	87,767	$48,493	7,801

Disposition of Property

Our water companies own various small, discrete parcels of land that are no longer required for water supply purposes. At December 31, 2004, this land totaled approximately 350 acres. Over the past years we have been slowly disposing of such excess land. The largest transaction to date has been the donation of land by Crystal to the Town of Killingly, CT for protected open space purposes over a three-year period, 2002 — 2004. In January 2004, the final parcel of land was transferred to the Town. Over the three-year period the following acreage was donated to the Town under this agreement:

Year	Acres	After-tax Profit
2002	54	$293,000
2003	178	$942,000
2004	133	$707,000

In December 2004, Connecticut Water made a donation of 56 acres of land to the Town of Plymouth, CT for a new school. As a result of legislation passed in 2004, this donation was eligible for the Connecticut corporate tax credit in the same manner as a donation for open space purposes. The after tax profit from this transaction was $498,000.

Primarily due to a Connecticut corporate tax credit, which was legislatively enacted in 2000, the donation of land for protected open space purposes results in a greater after-tax profit to the Company than a sale of the land would provide.

We also have a limited amount of land held by our unregulated companies. Included in this category is approximately 100 acres of land held by BARLACO, which we acquired in February 2001 in conjunction with the Company’s acquisition of The Barnstable Holding Company.

Additional information on Disposition of Property can be found in Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operation – Commitments and Contingencies.

Competition

Our water companies face competition, presently not material, from a few private water systems operating within, or adjacent to, their franchise areas and from municipal and public authority systems whose service areas in some cases overlap portions of our water companies’ franchise areas.

Employees

As of December 31, 2004, we employed a total of 193 persons. Our employees are not covered by collective bargaining agreements. We believe that our relations with our employees are good.

Segments of Our Business

For management purposes we divide our business into three Business segments: Water Activities, Real Estate Transactions, and Services and Rentals.

The Water Activities segment is comprised of our core regulated water activities to supply public drinking water to our customers. This segment encompasses all transactions of all our regulated companies with the exception of real estate transactions and services and rental activities.

Our Real Estate Transactions segment involves the sale or donation for income tax benefits of our limited excess real estate holdings. These transactions can be effected by either our regulated or unregulated companies. A breakdown of the net income of this segment between our regulated and unregulated companies for the past three years is as follows:

	Net Income from Real Estate Transactions

	Regulated	Unregulated	Total
2004	$1,206,000	$—	$1,206,000
2003	$942,000	$87,000	$1,029,000
2002	$440,000	—	$440,000

Our Services and Rentals segment provides contracted services to water and wastewater utilities and other clients and also leases certain of our properties to third parties. Both our regulated and unregulated companies offer these transactions. The types of services provided include contract operations of water and wastewater facilities; Linebacker®, our service line protection plan for public drinking water customers; and providing bulk deliveries of emergency drinking water to businesses and residences via tanker truck. Our lease and rental income comes primarily from telecommunication antennas placed on our water storage tanks by telecommunication companies, as well as from the renting of residential and commercial property.

Some of the services listed above, including the service line protection plan and antenna leases, have little or no competition. But there can be considerable competition for contract operations of large water and wastewater facilities and systems. However, we have sought to develop a niche market by seeking to serve smaller facilities and systems in our service areas where there is less competition. The services and rentals segment, while relatively new and a small portion of our overall business, has grown significantly over the past five years and now provides nearly 10 percent of our overall net income. The table below describes the net income generated by this segment of our business from our regulated and unregulated companies for the past three years:

	Net Income from Services and Rentals

	Regulated	Unregulated	Total
2004	$512,000	$393,000	$905,000
2003	$411,000	$322,000	$733,000
2002	$274,000	$170,000	$444,000

ITEM 2. PROPERTIES

The properties of our water companies consist of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water. Although, our regulated water companies own their principal properties in fee, substantially all of the properties owned by Barnstable, Crystal, and Unionville companies are subject to liens as security for outstanding debt. In addition, in certain cases, our water companies are parties to limited contractual arrangements for the provision of water supply from neighboring utilities. We believe that our properties are in good operating condition. Water mains are located, for the most part, in public streets and, in a few instances, are located on land that we own in fee and land utilized pursuant to easement right, most of which are perpetual and adequate for the purpose for which they are held.

The net utility plant balances of the water companies at December 31, 2004 were as follows:

Net Utility Plant
Barnstable	$6,388,000
Connecticut Water	201,760,000
Crystal	11,536,000
Gallup	3,280,000
Unionville	18,812,000
Total	$241,776,000

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

Our regulated water companies own and operate fifteen water filtration facilities, having a combined treatment capacity of approximately 26.33 million gallons per day. Of these facilities, twelve are owned by Connecticut Water, two by Unionville, and one by Crystal, Gallup and Barnstable Water do not have, or require, water filtration facilities.

The companies’ estimated available water supply, not including water purchases or non-principal systems, is as follows:

ESTIMATED
AVAILABLE SUPPLY
(MILLION GALLONS PER DAY)
Barnstable Water	3.41
Connecticut Water
Guilford System	8.60
Chester System	1.69
Naugatuck System	7.02
Terryville System	0.91
Thomaston System	1.08
Collinsville System	0.65
Northern Western System	15.12
Somers System	0.38
Stafford System	1.00
Crystal
Danielson System	3.69
Plainfield System	1.01
Thompson System	0.29
KIP System	0.50
Gallup	1.44
Unionville	4.35
Total	51.14

As of December 31, 2004, the transmission and distribution systems of our five water companies consisted of approximately 1,385 miles of main. On that date, approximately 75 percent of our mains were eight-inch diameter or larger. Substantially all new main installations are cement-lined ductile iron pipe of eight-inch diameter or larger.

The size of each company’s system(s) in terms of miles of mains is as follows:

Miles of
Transmission and
Distribution Water
Mains
Barnstable Water	100
Connecticut Water	1,085
Crystal	70
Gallup	20
Unionville	110
Total	1,385

We believe that our properties are maintained in good condition and in accordance with current regulations and standards of good waterworks industry practice.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings from time to time. Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which we, or any of our subsidiaries are a party, or to which any of our properties is subject, that presents a reasonable likelihood of a material adverse impact on the Company’s financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK, RELATED
STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ exchange under the symbol “CTWS”. Our quarterly high and low stock prices as reported by NASDAQ and the cash dividends we paid during 2004 and 2003 are listed as follows:

	Price		Dividends
Period	High	Low	Paid
2004
First Quarter	$29.76	$27.57	$.2075
Second Quarter	29.00	24.29	$.2075
Third Quarter	27.55	23.83	$.2100
Fourth Quarter	28.98	24.17	$.2100
2003
First Quarter	$27.49	$24.00	$.2050
Second Quarter	26.96	24.22	$.2050
Third Quarter	30.41	25.20	$.2075
Fourth Quarter	30.25	26.96	$.2075

As of March 1, 2005, there were approximately 4,700 holders of record of our common stock.

We presently have paid or intend to pay quarterly cash dividends in 2005 on March 15, June 15, September 15 and December 15 subject to our earnings and financial condition, regulatory requirements and other factors our Board of Directors may deem relevant.

Purchases of Equity Securities by the Company – The Company has not established any share repurchase plans and thus has not repurchased any shares of its common stock during the last three months of the fiscal year ended December 31, 2004.

ITEM 6. SELECTED FINANCIAL INFORMATION

SUPPLEMENTAL INFORMATION (Unaudited)

SELECTED FINANCIAL DATA

Years Ended December 31, (thousands of dollars except per share amounts and where otherwise indicated)

	2004	2003	2002	2001	2000

CONSOLIDATED STATEMENTS OF INCOME
Operating Revenues	$48,493	$47,115	$45,830	$45,392 $	43,997
Operating Expenses	$37,842	$35,584	$33,996	$34,078 $	32,335
Operating Income	$10,651	$11,531	$11,834	$11,314 $	11,662
Interest and Debt Expense	$3,897	$4,635	$4,534	$4,632	$4,782
Net Income Applicable to Common Stock	$9,356	$9,172	$8,742	$8,401	$7,858
Cash Common Stock Dividends Paid	$6,641	$6,529	$6,277	$6,105	$5,890
Dividend Payout Ratio	71%	71%	72%	73%	75%
Weighted Average Common Shares Outstanding	7,999,318	7,956,426	7,717,608	7,619,031	7,604,546
Basic Earnings Per Common Share	$1.17	$1.15	$1.13	$1.10	$1.03
Number of Shares Outstanding at Year End	8,035,199	7,967,379	7,939,713	7,649,362	7,604,594
ROE on Year End Common Equity	10.6%	11.0%	10.9%	11.9%	11.7%
Declared Common Dividends Per Share*	$0.835	$0.825	$0.814	$0.804	$0.795

CONSOLIDATED BALANCE SHEET
Common Stockholders’ Equity	$87,865	$83,315	$79,975	$70,783 $	67,110
Long-Term Debt	$66,399	$64,754	$64,734	$63,953 $	66,283
Minority Interest	$—	$—	$—	$—	$117
Preferred Stock (Consolidated, Excluding Current Maturities)	$847	$847	$847	$847	$847

Total Capitalization	$155,111	$148,916	$145,556	$135,583	$134,357
Stockholders’ Equity (Includes Preferred Stock)	57%	57%	56%	53%	51%
Long-Term Debt	43%	43%	44%	47%	49%
Net Utility Plant	$241,776	$235,098	$229,097	$202,330	$193,169
Total Assets	$290,940	$281,345	$264,799	$231,714	$222,546
Book Value — Per Common Share	$10.94	$10.46	$10.07	$9.25	$8.82

OPERATING REVENUES BY REVENUE CLASS
Residential	$30,265	$29,172	$28,680	$28,621 $	27,364
Commercial	6,332	6,210	6,036	5,941	5,817
Industrial	1,633	1,616	1,709	1,687	1,905
Public Authority	1,430	1,494	1,436	1,460	1,481
Fire Protection	8,310	8,105	7,434	7,187	6,960
Other (including non-metered accounts)	523	518	535	496	470

Total Operating Revenues	$48,493	$47,115	$45,830	$45,392 $	43,997

Number of Customers (Average)	87,259	86,145	82,119	78,156	77,183
Billed Consumption (Millions of Gallons)	7,801	7,640	7,418	7,259	6,911
Number of Employees	193	195	191	181	184

*     Not restated for acquisitions accounted for under the pooling-of-interests accounting method.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Overview

The Company is a non-operating holding company, whose income is derived from the earnings of its eleven wholly-owned subsidiary companies. In 2004, approximately 77% of the Company’s earnings were attributable to water activities carried out within its five regulated water companies: Connecticut Water, Gallup, Crystal, Barnstable Water, and Unionville. The rates charged for service by these regulated water companies are subject to regulation by the Connecticut DPUC and the Massachusetts Department of Telecommunications and Energy (DTE). Over 96% of this water activity income comes from Connecticut Water, our largest subsidiary and water company. Connecticut Water has not had an increase in its rates since 1991. Primarily due to the construction of six major water treatment plants during the late 1970s and throughout the 1980s, our overall investment in gross utility plant increased by $122,881,000, or 270%, from 1978 to 1991, which resulted in our water rates being amongst the highest in Connecticut. In 1991, we began developing opportunities to increase revenues and earnings without raising regulated water rates. Through these efforts we have successfully:

-	Increased our consolidated earnings each year since 1991 without increasing water rates, and;

-	Continued increasing our common dividend payments per share during this period.

     We believe that it is likely that we will have to seek regulatory approval to increase rates charged at some or all of our Connecticut regulated water companies during the next 18 months. The material factors that will affect our decision to consider filing for additional rate increases in the future are:

-	Expected increases in infrastructure investment necessary to insure a safe, reliable water system remains in place,

-	Modest historical and projected annual growth in regulated water sales of approximately 1.5%, and;

-	Increases in operating costs such as wage, pension, medical, audit and insurance costs.

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

Our water companies’ ability to recover their increased expenses and/or investment in utility plant is dependent on the regulatory rates they charge their customers. Changes to these rates must be approved by the appropriate regulatory authority through formal rate proceedings. The rates of our four Connecticut based water companies are regulated by the Connecticut DPUC and our Massachusetts water company’s rates are regulated by the Massachusetts DTE. Due to the subjectivity of certain items involved in the process of establishing rates such as future customer growth, inflation and allowed return on investment, we have no assurance that our water companies will be able to raise their rates to a level we consider appropriate, or to raise their rates at all, through any future rate proceeding.

The Company believes that it is likely that it will apply for rate increases for one or more of its Connecticut subsidiaries during the next 18 months.

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

Public Utility Regulation - Statement of Financial Accounting Standards – Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (FAS 71), requires cost based, rate-regulated enterprises such as the Company’s water companies to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which costs would be charged to expense by an unregulated enterprise. The balance sheet includes regulatory assets and liabilities as appropriate, primarily related to income taxes and post-retirement benefit costs. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FAS 71. Material regulatory assets are earning a return.

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

Pension Plan Accounting – The discount rate assumption we use to value our pension benefit obligations has a material impact on the amount of pension expense we record in a given period. Our 2003 and 2004 pension expense was calculated using assumed discount rates of 6.5% and 6.25%, respectively. In 2005, our pension expense will be calculated with an assumed discount rate of 5.75%. The following table shows how much a one percent change in our assumed discount rate would have changed our reported 2004 pension expense:

Increase
(Decrease)
in expense
A 1% increase in the discount rate	($280,000)
A 1% decrease in the discount rate	$292,000

Outlook

The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels. The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at lower levels, customer growth in the Company’s core regulated water utility business, growth in revenues attributable to non-water sales operations, and the timing and adequacy of rate relief if and when requested, from time to time, by our regulated water companies.

The Company believes that the factors described above and those described in detail below under the heading “Commitments and Contingencies” may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2005 and beyond. Please also review carefully the risks and uncertainties described under the heading “Forward Looking Information”.

Based on the Company’s current projections, the Company believes that its net income for the years 2005, 2006 and 2007, excluding the expected gain from the sale of Barnstable Water and BARLACO assets in 2005 and 2006 may be materially reduced from the levels reported for the years 2003 and 2004. Any such reductions would be primarily attributable to lower net income (reduced tax benefits) related to the Company’s land disposition program during 2005-07, excluding BARLACO. In addition, following the completion of the expected sale of the assets of Barnstable Water to the Town of Barnstable in 2005, it is uncertain if the net income realized from a management contract with the Town to provide full operating and management services to Barnstable’s customers, combined with any return generated from the investment of the proceeds of the sale, will be greater or less than the net income produced historically through the ownership of the Barnstable Water and BARLACO assets. During 2006 and subsequent years, the ability of the Company to maintain and increase its net income comparable to historical levels will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the section entitled “Commitments and Contingencies” and the risks and uncertainties described in “Forward Looking Information”.

FINANCIAL CONDITION
Liquidity and Capital Resources

In recent years, we have attempted to limit our investment in utility plant to the amount of funds generated from our consolidated operations. Under this policy, the Company has not been required to significantly increase its long-term debt obligations in order to fund its annual construction program. The following table shows the total construction expenditures for each of the last three years and what we expect to invest on construction projects in 2005.

	Gross	Construction	Construction
	Construction	Funded by	Funded by
	Expenditures	Developers &	Company
		Others
2002	$15,691,000	$4,992,000	$10,699,000
2003	$11,909,000	$3,522,000	$8,387,000
2004	$12,729,000	$4,394,000	$8,335,000

2005 (Projected)	$17,033,000	$3,000,000	$14,033,000

We currently fund our working capital requirements through our lines of credit with four banks, which provide liquidity to satisfy ongoing cash needs. We consider the current aggregate $15,500,000 lines of credit to be adequate to finance any expected short-term borrowing requirements that may arise in 2005. All the lines have one-year lives and will expire on different dates in 2005. We expect to renew the lines in 2005. The interest rates payable are variable and fluctuate over time based on financial conditions. The weighted average interest rate on the $5,650,000 balance outstanding at December 31, 2004 was 2.832%.

During 2003, interest rates fell to historically low levels. We took advantage of the low rates and refinanced a portion of our long-term debt in the fourth quarter of 2003. In October 2003, Connecticut Water borrowed $22.93 million from the issuance of Water Facilities Refunding Revenue Bonds by the Connecticut Development Authority (Authority). The bonds were sold in two series with the following terms:

2003 A Series: $8,000,000 (Non-AMT) 4.40% Maturing 12/15/2020
2003 C Series: $14,930,000 (AMT) 5.00% Maturing 09/01/2022

The proceeds of the transaction were used to redeem the Series R and S first mortgage bonds of Connecticut Water and paid for a portion of the expenses associated with the issuance.

During the first quarter of 2004, Connecticut Water refinanced an additional portion of its long-term debt through the issuance of $12,500,000 of variable rate, taxable debenture bonds Series 2004 with a maturity date of January 4, 2029. The bonds were secured by an irrevocable direct pay letter of credit issued by a financial institution, with a five-year term expiring in March 2009. The proceeds of the sale of the bonds, which are general debt obligations of Connecticut Water, were used to redeem the $12,050,000 aggregate principal amount of Connecticut Water’s First Mortgage Bonds (Series V) and to pay a portion of the expenses associated with the bonds’ refunding.

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

In June 2004, Unionville secured $1.6 million through the Drinking Water State Revolving Fund for costs incurred in developing a water interconnection with a neighboring water supplier. The funds were used to pay off a portion of the balances outstanding under bank lines of credit.

On September 1, 2004, Connecticut Water refinanced a portion of its existing bond indebtedness. Connecticut Water borrowed $9.55 million in sale proceeds from the issuance of Water Facilities Refunding Revenue Bonds by the Authority. The bonds were sold in two series with the following terms:

2004 A Series: $5,000,000 Variable Interest Maturing 7/1/2028
2004 B Series: $4,550,000 Variable Interest Maturing 9/1/2028

The proceeds of the transaction were used to redeem prior obligations to the Authority that were secured by the Series T and Series U first mortgage bonds of Connecticut Water.

The Company is currently in the process of negotiating additional fixed-rate, long-term borrowings from the Authority to fund ongoing and planned capital improvement projects. The Company plans to submit applications to the Connecticut DPUC with respect to these anticipated borrowings in the near future. The ability of the Company to complete these borrowing transactions will depend upon the receipt of final decisions of the DPUC with terms acceptable to the Company, which have not yet been issued, and the successful completion of negotiations with the Authority and the execution of definitive borrowing agreements.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related parties other than the interest rate swap agreement discussed above.

The following table summarizes the Company’s future contractual cash obligations as of December 31, 2004:

Payments due by Periods
(in thousands of dollars)

		Less			More
		than 1	Years	Years	than 5
Contractual Obligations	Total	year	2 - 3	4 and 5	years
Long-Term Debt (LTD)	$66,725	$326	$1,011	$752	$64,636
Interest on LTD	60,343	2,999	5,994	5,993	45,357
Operating Lease Obligations	880	355	460	31	34
Purchase Obligations(1)	33,125	936	1,475	1,412	29,302
Total	$161,073	$4,616	$8,940	$8,188	$139,329

(1) Includes long and short-term capital purchase obligations. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the registrant and that specify all significant terms, including: fixed or minimum quantities, fixed minimum or variable price provisions; and the approximate timing of the transaction.

Interim Bank Loans Payable at year-end 2004 was $5,650,000, which is $4,050,000 lower than at the end of 2003.

During 2004, the Company incurred approximately $12.7 million of construction expenditures. The Company financed such expenditures through internally generated funds, customers’ advances, contributions in aid of construction and short-term borrowings.

The Board of Directors has approved a $14.0 million construction budget for 2005, net of amounts to be financed by customer advances and contributions in aid of construction. Funds primarily provided by operating activities are expected to finance this entire construction program given normal weather patterns and related operating revenue billings.

RESULTS OF OPERATIONS

Overview of 2004 Results

Earnings for 2004 in total were $184,000, or $0.02 per share, higher than in 2003. The increase in earnings was due to higher net income in our ‘Real Estate’ and ‘Services and Rentals’ business segments, which more than offset a reduction in net income from our ‘Water Activities’ segment.

Increase
(Decrease)
Business segment	In Net Income
Real Estate	$177,000
Services and Rentals	172,000
Water Activities	(165,000)
Net Increase	$184,000

Real Estate

The net income generated by the real estate segment increased from 2003 primarily due to the tax benefits of a 2004 donation of 56 acres of land to the Town of Plymouth, CT in addition to the donation of the final parcel of land to the Town of Killingly, CT under our 3-year agreement with the Town. The 2004 and 2003 net income in this business segment were generated from the following:

	2004	2003
Donation of land to Town of Killingly, CT	$707,000	$942,000
Donation of land to Town of Plymouth, CT	498,000	—
Miscellaneous sales of real estate	1,000	87,000
Net Income	$1,206,000	$1,029,000

Net income from this business segment are dependent on donations/sales of available land. This typically occurs when utility-owned land is deemed to be not necessary to protect water sources. The Company currently does not project completing any material land transactions in 2005.

Services and Rentals

Net income generated from the services and rental segment in 2004 increased $172,000, or 23%, over 2003 levels. The increased net income is primarily due to a 19% increase in customer enrollment in our service line maintenance program plus an increased number of leases and higher lease rates charged to the telecommunications companies that lease space on our water storage tanks for their antenna sites. The table below summarizes the net income from these two lines of business in this business segment for 2004 and 2003.

	2004	2003	Increase
Service line contracts	$343,000	$240,000	$103,000 or 43%
Antenna leases	$394,000	$330,000	$64,000 or 19%

Water Activities

The net income from water activities in 2004 was $165,000 lower than it was in 2003. A breakdown of the components of this decrease is as follows:

Increase
(Decrease)
Operating Revenues	$1,378,000
Operation and Maintenance expense	1,189,000
Depreciation expense	117,000
Income Taxes	782,000
Taxes Other than Income Taxes	170,000
Other Income	(23,000)
Interest and Debt Expense	(738,000)
Net Decrease	($165,000)

The 2.9% increase in Operating Revenues is primarily due to:

-	A 2.1% increase in metered consumption in 2004 due to a hotter and drier summer and a 1.2% increase in the number of customers served;

-	A $288,000 increase in revenues from Unionville’s 30% rate surcharge that went into effect mid-2003; and

-	A $55,000 increase in fire protection revenues due to system expansion which increased the number of fire hydrants and revenue generating mains upon which these charges are based.

The $1,189,000 or 5.2% increase in Operation and Maintenance expense is primarily due to the following expense increases:

Increase
SarbanesOxley Act Section 404 compliance	$738,000
Purchased Water	261,000
Property and Liability Insurance	223,000
Total	$1,222,000

The increase in Depreciation expense is due to the Company’s investment in new utility plant.

Income tax expense increased in 2004 due to the $613,000 increase in book pre-tax income plus a higher 2004 effective income tax rate due to flow through accounting related to book/tax timing differences and a 2003 reduction in estimated tax liabilities associated with non-current periods.

The increase in Taxes Other Than Income taxes is primarily due to increased municipal taxes related to our increased investment in utility plant.

The 16% decrease in interest and debt expense is primarily due to the lowering of our interest rates through the long-term debt refinancings that were completed in 2003 and 2004.

Overview of 2003 Results

Earnings for 2003 were higher than 2002 due to increased net income in our ‘Real Estate’ and ‘Services and Rentals’ business segments, which more than offset a reduction in net income from our ‘Water Activities’ segment.

The net income generated by the real estate segment increased from 2002 primarily because the most valuable parcel of the three parcels being donated to the Town of Killingly, CT over a three-year period was donated in 2003. The net income (tax benefits) by year from donations under this agreement are:

2002	$293,000
2003	$942,000
2004*	$707,000

*donated in January, 2004

The net income generated from the services and rental segment increased by 65% from 2002. In 2003, we increased the profit margins generated by our service contract operations, increased customer enrollment in our service line maintenance program and increased the number of leases we have with telecommunications companies that lease space on our water storage tanks for their antenna sites.

Net income from our core ‘Water Activities’ segment declined in 2003. The unusually rainy and cool weather experienced during 2003 caused our customers on average to use less water than they would normally use. Operating revenues overall were approximately $1.3 million lower in 2003 than they would have been in a ‘normal’ weather year. This segment also experienced a 16.5% increase in operation and maintenance expense in 2003. In addition to the fact that 2003 included 10 additional months of expenses associated with Unionville, which was acquired on October 31, 2002, this segment experienced higher wages, medical, pension, insurance, and power costs. There was also a higher than normal incidence of weather related main breaks in addition to the normal increases in depreciation and property tax expense related to the Company’s increased investment in utility plant. Somewhat offsetting these negative impacts on net income was a 1.5% increase in the number of utility customers plus a lower 2003 effective income tax rate due to book/tax timing differences, lower pre-tax income and a reduction in estimated tax liabilities associated with non-current periods.

Results on a comparable basis

Because we acquired Unionville on October 31, 2002, and because we accounted for the acquisition of Unionville under the purchase method of accounting, our consolidated income statements include different amounts of Unionville operating results in years 2002 and 2003.

Number of months
Of Unionville Operating
Results
2002	2
2003	12

To assist us and our investors in analyzing operating results by income statement line, Company management internally looks at our consolidated results without Unionville to measure performance on a comparable company basis. The following are comparable income statements with the results of Unionville removed.

2003 Results Compared with 2002

     INCOME STATEMENTS
     For the years ended, December 31, (in thousands)

	2003			2002
			Without			Without
	Consolidated	Unionville	Unionville	Consolidated	Unionville	Unionville
Operating Revenues	$47,115	$2,584	$44,531	$45,830	$361	$45,469

Operating Expenses
Operation and Maintenance	22,759	1,588	21,171	19,531	226	19,305
Depreciation	5,684	472	5,212	5,187	74	5,113
Income Taxes	2,008	140	1,868	4,482	6	4,476
Taxes Other Than Income Taxes	5,133	204	4,929	4,796	36	4,760

Total Operating Expenses	35,584	2,404	33,180	33,996	342	33,654

Utility Operating Income	11,531	180	11,351	11,834	19	11,815

Other Income (Deductions), Net of Taxes
Gain on Property Transactions	1,029	—	1,029	440	—	440
Non-Water Sales Earnings	733	18	715	444	—	444
Allowance for Funds Used During Construction	476	58	418	470	8	462
Other	76	1	75	126	1	125

Total Other Income (Deductions), Net of Taxes	2,314	77	2,237	1,480	9	1,471

Interest and Debt Expenses
Interest on Long-Term Debt	4,016	92	3,924	3,909	16	3,893
Other Interest Charges	385	10	375	365	—	365
Amortization of Debt Expense	234	1	233	260	—	260

Total Interest and Debt Expenses	4,635	103	4,532	4,534	16	4,518

Net Income Before Preferred Dividends	9,210	154	9,056	8,780	12	8,768
Preferred Stock Dividend Requirement	38	—	38	38	—	38

Net Income Applicable to Common Stock	$9,172	$154	$9,018	$8,742	$12	$8,730

COMMITMENTS AND CONTINGENCIES

Security – The Bioterrorism Response Act of 2001 required every public water system serving over 3,300 people to prepare Vulnerability Assessments (VA) of their critical utility assets. The last of these assessments required to be filed by our companies were submitted to the U.S. Environmental Protection Agency in June 2004 and was followed by updated Emergency Response Plans in December 2004, per statutory requirements. The information within the VA is not subject to release to the public and is protected from Freedom of Information Act inquiries.

Investment in security-related improvements is a continuing process and management believes that the costs associated with any such improvements would be chargeable for recovery in future rate proceedings.

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

As previously disclosed on March 11, 2005, the Company entered into an agreement to sell the assets of its Massachusetts’ subsidiary, The Barnstable Water Company, and the assets of its BARLACO real estate subsidiary to the Town of Barnstable, Massachusetts. The total value of the transaction is $11 million, with $10 million to be received by Barnstable Water in 2005 for the water utility assets and associated liabilities. A separate real estate transaction for the BARLACO assets will take place in 2006 with additional proceeds of $1 million. Assuming that the Company completes the sales of the assets of Barnstable Water and BARLACO during 2005 and 2006 as described above, the Company estimates that it will record after tax gains of approximately $2.7 million and $1.4 million, respectively, from the sale of those companies’ assets in those years. At the closing of the sale of the water utility assets, the Company will also enter into a management contract with the Town to provide full operating and management services for the Barnstable Water utility operation. Under this full service contract, the customers will continue to receive the same full range of field and customer service presently provided by Barnstable Water.

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

Moratorium on Land Sales – On December 4, 2002, the Company entered into a Memorandum of Understanding (MOU) with the State of Connecticut Department of Environmental Protection (DEP). The MOU provides for a voluntary two-year moratorium on the sale of approximately 7,100 acres of undeveloped Class I, II, and III water company lands held by the Company’s Connecticut water company subsidiaries. Class I and II water company lands, as defined by Public Health Code regulations, are those that are within the watershed or drainage area of a public water supply. Class III lands are those that are not located within the watershed. Under the terms of the MOU, the DEP in cooperation with the Company’s Connecticut water companies assessed and evaluated all undeveloped Class I, II and III land holdings to determine the desirability of the State of Connecticut’s acquiring the land for open space and to develop strategies to fund the acquisitions of such properties in fee or by easement from the Company.

During the quarter ended March 31, 2004, the Company received notice from the State of Connecticut Department of Environmental Protection (DEP) that its review of our approximately 7,600 acres of Class I, II, and III land was complete. The DEP notice indicated that the DEP had identified 240 parcels representing 6,823 acres of land and land underwater as land that the State of Connecticut would be interested in acquiring as open space, by either fee ownership or a conservation easement. During October 2004, the Company received notice from the DEP indicating that the State of Connecticut does not have sufficient funds available for the possible acquisition of Company lands by the State. The DEP also requested that the Company extend the sales moratorium set forth in the MOU entered into by the DEP and the Company in December 2002 beyond its current expiration date of December 31, 2004. The Company chose not to extend the MOU, thus causing it to expire on December 31, 2004. The Company is now free to consider disposition of lands to other interested parties, subject to the applicable statutory and regulatory requirements.

Rate Relief – Our four Connecticut operating subsidiaries, Connecticut Water, Crystal, Gallup, and Unionville, are regulated public utilities, which provide water services to their customers. The rates that these companies charge their water customers are subject to the jurisdiction of the regulatory authority of the Connecticut DPUC, which sets water rates for each company independently because the systems are not interconnected. Similarly, the Massachusetts DTE regulates the operations and rates of the Barnstable Water.

The DPUC and DTE may authorize the Company’s operating subsidiaries to charge rates which the DPUC and the DTE consider to be sufficient to recover the normal operating expenses of our operating subsidiaries, to provide funds for adding new or replacing water infrastructure, and to allow our operating subsidiaries to earn what the DPUC and the DTE consider to be a fair and reasonable return on our invested capital.

The Company believes it is likely that it will apply for rate increases for one or more of its Connecticut subsidiaries during the next 18 months.

Land Dispositions – In the past, the Company has engaged in a program of land donations to municipalities in Connecticut, which has resulted in net income (tax benefits) to the Company of approximately $4.2 million. As previously disclosed, the land donation program under the Company’s agreement with the Town of Killingly, CT was completed in January 2004 with the donation of the remaining parcel to the Town. The donation of this final parcel resulted in a net profit (tax benefit) to the Company of $707,000 during the first quarter of 2004. The donation of land to the Town of Plymouth, CT in December 2004 resulted in an additional $498,000 net income.

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

During 2003 and 2004, the Company donated approximately 370 acres of land to municipalities in Connecticut for public and/or open space purposes. These donations contributed approximately $.9 million and $1.2 million, respectively to net income in those years, as a result of favorable tax treatment under federal and Connecticut tax laws. The Company currently anticipates that it will continue to pursue selected land sales and/or donations during fiscal years 2005, 2006 and 2007, but at a reduced level. The Company currently does not project completing any material land transactions in 2005. The Company is unable to predict if and when any sales or donations of some or all of these parcels may occur in the future and, if so, what amount of net income (tax benefits) may result from any such sales or donations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary market risk faced by the Company is interest rate risk. As of December 31, 2004, the Company had no exposure to derivative financial instruments or financial instruments with significant credit risk or off-balance sheet risks. In addition, the Company is not subject in any material respect to any currency or other commodity risk.

     The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries and the use of the interest rate swap agreement discussed below. The Company has $15,500,000 current lines of credit with four banks, under which interim bank loans payable at December 31, 2004 were $5,650,000.

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

     Management believes that changes in interest rates will not have a material effect on income or cash flow during 2005, although there can be no assurances that interest rates will not significantly change.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Connecticut Water Service, Inc., and the Notes to Consolidated Financial Statements together with the report of PricewaterhouseCoopers LLP are included herein on pages F-3 through F-28.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of December 31, 2004, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 13a-15(e)). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting – Internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15(d) – 15(f)) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. We have used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in conducting our evaluation of the effectiveness of the internal control over financial reporting. Based on our evaluation, we concluded that the Company’s internal control over financial reporting is effective as of December 31, 2004. Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting – During the past 18 months, the Company has implemented a comprehensive plan to review, document, test the operational effectiveness, and evaluate the processes and systems of internal controls over financial reporting, as required under Section 404 of the Act and Public Accounting Oversight Board Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With An Audit of Financial Statements” (Standard No. 2), which was adopted in June 2004.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 2, 2004, the Company entered into an amended and restated employment agreement with Thomas R. Marston, the Company’s Vice President of Planning and Treatment. The terms of Mr. Marston’s agreement are identical to those of the Company’s other executive officers. For a complete description of the material terms of these agreements, please see the description to be included in the Company’s proxy statement to be dated March 31, 2005, under the heading “Employment Contracts, Change-in-Control, and Termination Arrangement.” A copy of Mr. Marston’s employment agreement is being filed with this annual report on Form 10-K as Exhibit 10.9.2.

PART III

Pursuant to General Instruction G(3), the information called for by Items 10, (except for information concerning the executive officers of the Company) 11, 12, 13 and 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed on EDGAR on or about March 31, 2005. Information concerning the executive officers of the Company is included as Item 10 of this report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of the executive officers of the Company:

			Period Held or	Term of Office
Name	Age	Office	Prior Position	Expires
M. T. Chiaraluce	62	President, Chief Executive Officer and Chairman of the Board	Held position of President since January, 1992 and position of Chief Executive Officer since July, 1992	2005 Annual Meeting

D. C. Benoit	47	Vice President – Finance, Chief Financial Officer and Treasurer	Held current position or other executive position with the company since April, 1996	2005 Annual Meeting

J. R. McQueen	62	Senior Vice President	Held current position or other management or engineering position with the Company since October, 1965	Retired on 12/31/04

T. P. O’Neill	51	Vice President – Operations & Engineering	Held current position or other engineering position with the Company since February, 1980	2005 Annual Meeting

M. P. Westbrook	45	Vice President – Administration and Government Affairs	Held current position or other management position with the Company since September, 1988	2005 Annual Meeting

			Period Held or	Term of Office
Name	Age	Office	Prior Position	Expires
T. R. Marston	52	Vice President – Planning & Treatment	Held current position or other management position with the Company since June 1974.	2005 Annual Meeting

P. J. Bancroft	55	Assistant Treasurer and Controller	Held current position or other accounting position with the Company since October, 1979	2005 Annual Meeting

M. G. DiAcri	59	Corporate Secretary	Held administrative position with the Company since February, 1990	2005 Annual Meeting

For further information regarding the executive officers see the Company’s Proxy Statement dated March 31, 2005.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1.	Financial Statements:

The report of independent registered public accounting firm and the Company’s Consolidated Financial Statements listed in the Index to Consolidated Financial Statements on page F-1 hereof are filed as part of this report, commencing on page F-2.

Page

		Index to Consolidated Financial Statements and Schedule	F-1

		Report of Independent Registered Public Accounting Firm	F-2

		Consolidated Statements of Income for the years Ended December 31, 2004, 2003, and 2002	F-3

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003, and 2002	F-3

		Consolidated Balance Sheets at December 31, 2004 and 2003	F-4

		Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-5

		Notes to Consolidated Financial Statements	F-6

	2.	Financial Statement Schedules:

The following schedule of the Company is included on the attached page as indicated:

		Schedule II Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2004, 2003 and 2002	S-1

All other schedules provided for in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements or notes thereto.

(b)	Exhibits:

Exhibits for Connecticut Water Service, Inc. are in the Index to Exhibits	E-1

Exhibits heretofore filed with the Securities and Exchange Commission as indicated below are incorporated herein by reference and made a part hereof as if filed herewith. Exhibits marked by asterisk (*) are being filed herewith.

 F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:

We have completed an integrated audit of Connecticut Water Service, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 31, 2005

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, (in thousands, except per share data)	2004	2003	2002

Operating Revenues	$48,493	$47,115	$45,830

Operating Expenses
Operation and Maintenance	23,948	22,759	19,531
Depreciation	5,801	5,684	5,187
Income Taxes	2,790	2,008	4,482
Taxes Other Than Income Taxes	5,303	5,133	4,796

Total Operating Expenses	37,842	35,584	33,996

Utility Operating Income	10,651	11,531	11,834

Other Income (Deductions), Net of Taxes
Gain on Property Transactions	1,206	1,029	440
Non-Water Sales Earnings	905	733	444
Allowance for Funds Used During Construction	421	476	470
Other	108	76	126

Total Other Income (Deductions), Net of Taxes	2,640	2,314	1,480

Interest and Debt Expenses
Interest on Long-Term Debt	3,054	4,016	3,909
Other Interest Charges	502	385	365
Amortization of Debt Expense	341	234	260

Total Interest and Debt Expenses	3,897	4,635	4,534

Net Income Before Preferred Dividends	9,394	9,210	8,780

Preferred Stock Dividend Requirement	38	38	38

Net Income Applicable to Common Stock	$9,356	$9,172	$8,742

Weighted Average Common Shares Outstanding:
Basic	7,999	7,956	7,718
Diluted	8,039	8,002	7,771

Earnings Per Common Share:
Basic	$1.17	$1.15	$1.13
Diluted	$1.16	$1.15	$1.12

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (in thousands)	2004	2003	2002

Net Income	$9,356	$9,172	$8,742

Other Comprehensive Income, net of tax
Qualified cash flow hedging instrument net of tax of $58	87	—	—

Comprehensive Income	$9,443	$9,172	$8,742

The accompanying notes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except share amounts)	2004	2003

ASSETS
Utility Plant	$333,985	$319,616
Construction Work in Progress	7,463	9,291
Utility Plant Acquisition Adjustments	(1,273)	(1,274)

	340,175	327,633
Accumulated Provision for Depreciation	(98,399)	(92,535)

Net Utility Plant	241,776	235,098

Other Property and Investments	4,298	3,829

Cash and Cash Equivalents	707	1,122
Accounts Receivable (Less Allowance, 2004 - $212; 2003 - $271)	5,702	5,150
Accrued Unbilled Revenues	4,064	3,779
Materials and Supplies, at Average Cost	869	920
Prepayments and Other Current Assets	3,923	4,064

Total Current Assets	15,265	15,035

Unamortized Debt Issuance Expense	7,169	6,204
Unrecovered Income Taxes	16,173	15,006
Post-Retirement Benefits Other Than Pension	1,088	946
Goodwill	3,608	3,608
Deferred Charges and Other Costs	1,563	1,619

Total Regulatory and Other Long-Term Assets	29,601	27,383

Total Assets	$290,940	$281,345

CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value:
Authorized - 15,000,000 Shares — Issued and Outstanding: 2004 - 8,035,199; 2003 - 7,967,379	$55,514	$53,766
Retained Earnings	32,264	29,549
Accumulated Other Comprehensive Income	87	—

Common Stockholders’ Equity	87,865	83,315
Preferred Stock	847	847
Long-Term Debt	66,399	64,754

Total Capitalization	155,111	148,916

Interim Bank Loans Payable	5,650	9,700
Current Portion of Long-Term Debt	326	254
Accounts Payable and Accrued Expenses	5,512	5,419
Accrued Taxes	3,300	2,545
Accrued Interest	601	626
Other Current Liabilities	559	366

Total Current Liabilities	15,948	18,910

Advances for Construction	27,157	24,579

Contributions in Aid of Construction	46,111	44,337

Deferred Federal and State Income Taxes	24,249	23,073

Unfunded Future Income Taxes	13,096	12,840

Long-Term Compensation Arrangements	7,445	6,812

Unamortized Investment Tax Credits	1,823	1,878

Commitments and Contingencies

Total Capitalization and Liabilities	$290,940	$281,345

The accompanying notes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (in thousands)	2004	2003	2002

Operating Activities:
Net Income Before Preferred Dividends	$9,394	$9,210	$8,780

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation (including $208 in 2004, $176 in 2003, and $164 in 2002 charged to other accounts)	6,009	5,860	5,351
Change in Assets and Liabilities:
(Increase) in Accounts Receivable and Accrued Unbilled Revenues	(837)	(153)	(165)
(Increase) Decrease in Other Current Assets	259	(52)	57
(Increase) in Other Non-Current Items	(405)	(621)	(89)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	949	(3,129)	(867)
Increase in Deferred Income Taxes and Investment Tax Credits, Net	1,121	2,376	747

Net Cash and Cash Equivalents Provided by Operating Activities	16,490	13,491	13,814

Investing Activities:
Gross Additions to Utility Plant (including Allowance For Funds Used During Construction of $436 in 2004, $476 in 2003 and $470 in 2002)	(12,729)	(11,909)	(15,691)

Financing Activities:
Proceeds from Interim Bank Loans	5,650	9,700	6,950
Repayment of Interim Bank Loans	(9,700)	(6,950)	(1,875)
Proceeds from Issuance of Long-Term Debt	23,581	22,930	—
Repayment of Long-Term Debt Including Current Portion	(21,864)	(22,898)	(2,376)
Proceeds from Issuance of Common Stock	1,751	699	753
Advances, Contributions and Funds from Others for Construction, Net	4,394	3,522	4,992
Costs Incurred to Issue Long-Term Debt and Common Stock	(1,309)	(1,360)	(192)
Cash Dividends Paid	(6,679)	(6,567)	(6,315)

Net Cash and Cash Equivalents Provided by (Used in) Financing Activities	(4,176)	(924)	1,937

Net Increase (Decrease) in Cash and Cash Equivalents	(415)	658	60
Cash and Cash Equivalents at Beginning of Year	1,122	464	102

Cash and Cash Equivalents at End of Year (Excludes Cash Acquired from Purchase of Unionville Water Company in 2002)	707	1,122	162
Cash Acquired from Purchase of Unionville Water Company	—	—	302

Cash and Cash Equivalents at End of Year	$707	$1,122	$464

Non-Cash Investing and Financing Activities:
Purchase of Unionville Water Company by Issuance of Company Common Stock (see Note 2 for details)	$—	$—	$6,166
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$3,581	$4,522	$4,811
State and Federal Income Taxes	$1,414	$2,407	$3,780

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
BARLACO, Inc.
The Unionville Water Company (Unionville)

Connecticut Water, Gallup, Crystal Water, Barnstable Water and Unionville (our “water companies”) are public water utility companies serving 87,767 customers in 42 towns throughout Connecticut and Massachusetts.

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

Barnstable Holding Company is a holding company, owning the stock of Barnstable Water Company and BARLACO, Inc. BARLACO, Inc. is a real estate company whose net profits from land sales are included in the Gain on Property Transactions category in the Other Income (Deductions), Net of Taxes section of the Consolidated Statements of Income.

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

In order for certain water system acquisitions made in and after 1995 to not degrade earnings, The Connecticut Water Company has received DPUC approval to record AFUDC on certain of its investments in these systems. Through December 31, 2004, Connecticut Water has capitalized approximately $3,125,000 of AFUDC relating to financing these acquisitions. This amount is expected to be recovered in Connecticut Water’s next rate case.

Each company’s allowed rate of return on rate base is used to calculate its AFUDC.

DEPRECIATION - Over 99% of the Company’s depreciable plant is owned by its five water companies. Depreciation is computed on a straight-line basis at various rates as approved by the state regulators on a company by company basis. Depreciation allows the utility to recover the investment in utility plant over its useful life. The overall consolidated company depreciation rate, based on the average balances of depreciable property, was 2.1% for 2004, 2.1% for 2003 and 1.9% for 2002.

CUSTOMERS’ ADVANCES FOR CONSTRUCTION AND CONTRIBUTIONS IN AID OF CONSTRUCTION — Under the terms of construction contracts with real estate developers and others, our water companies receive advances for the costs of new main installations. Refunds are made, without interest, as services are connected to the main, over periods not exceeding fifteen years and not in excess of the original advance. Unrefunded balances, at the end of the contract period, are credited to contributions in aid of construction (CIAC) and are no longer refundable.

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

	Year Ended December 31
	2004	2003	2002
(in thousands, except for per share data)
Net income, applicable to common stockholders as reported	$9,356	$9,172	$8,742
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	137	151	121
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(408)	(425)	(339)

Pro forma net income, applicable to common stockholders	$9,085	$8,898	$8,524

Earnings per share:
Basic – as reported	$1.17	$1.15	$1.13

Basic – pro forma	$1.14	$1.12	$1.10

Diluted – as reported	$1.16	$1.15	$1.12

Diluted – pro forma	$1.13	$1.11	$1.10

Under the Company’s Performance Stock Program, restricted shares of Common Stock, common stock equivalents or cash may be awarded annually to officers and key employees. To the extent that the goals established by the Compensation Committee have been attained, the restrictions on the stock are removed. Amounts charged to expense pursuant to the Performance Stock Program were $228,000, $251,000 and $201,000, for 2004, 2003 and 2002, respectively. These amounts are included in Net Income, as reported.

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

EARNINGS PER SHARE - The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the years ended December 31, 2004, 2003, and 2002.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Years ended December 31,	2004	2003	2002

Basic earnings per share	$1.17	$1.15	$1.13
Dilutive effect of unexercised stock options	.01	—	.01

Diluted earnings per share	$1.16	$1.15	$1.12

Numerator (in thousands):

Basic net income	$9,356	$9,172	$8,742
Diluted net income	$9,356	$9,172	$8,742

Denominator (in thousands):

Basic weighted average shares outstanding	7,999	7,956	7,718
Dilutive effect of unexercised stock options	40	46	53

Diluted weighted average shares outstanding	8,039	8,002	7,771

RECLASSIFICATION — Certain reclassifications have been made to conform previously reported data to the current presentation.

NEW ACCOUNTING PRONOUNCEMENTS - On November 29, 2004, the FASB issued SFAS 151 “Inventory Costs – an Amendment of ARB No. 43, Chapter 4” , which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material effect on its financial statements.

On December 16, 2004, the FASB issued SFAS 153 “Exchanges of Nonmonetary Assets – Amendment of APB Opinion No. 29”, which addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material effect on its financial statements.

In December 2004, the FASB published SFAS No. 123 (revised 2004), (SFAS 123 (R)) “Share Based Payment”. SFAS 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and generally requires that such transactions be accounted for using a fair-value-based method. SFAS 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005, therefore, the effective date for the Company is July 1, 2005. SFAS 123 (R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and as a consequence future employee stock option grants and other stock based compensation plans will be recorded as expense over the vesting period of the award based on their fair values at the date the stock based compensation is granted. The cumulative effect of initially applying SFAS 123 (R) is to be recognized as of the required effective date using a modified prospective method. Under the modified prospective method the Company will recognize stock-based compensation expense from July 1, 2005 as if the fair value based accounting method had been used to account for all outstanding unvested employee awards granted, modified or settled in prior years. The ultimate impact on future years results of operation and financial position will depend upon the level of stock based compensation granted in future years. Although the compensation expense required under the revised statement differs slightly, the impacts on the Company’s financial statements are expected to be similar to the pro forma disclosures included in Note 1 to the financial statements under “Stock Options.”

On December 21, 2004, the FASB issued FSP 109-1, which was effective upon issuance, to provide guidance on the application of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), to the provision within the American Jobs Creation Act of 2004 (Jobs Act) that provides a tax deduction on qualified production activities. The Jobs Act includes a tax deduction of up to 9% (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Jobs Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). The tax deduction is limited to 50% of W-2 wages paid by the taxpayer. FSP 109-1 clarifies that the manufacturer’s deduction provided for under the Jobs Act should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The Company is currently assessing the Jobs Act and this pronouncement, as well as the related regulatory treatment, but currently does not expect a material impact on its financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

On December 21, 2004, the FASB issued FSP 109-2, which was effective upon issuance, to provide guidance on the application of the provision in the Jobs Act that allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a US taxpayer, provided certain criteria are met. This statement has no impact on the Company.

The FASB issued FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Drug Act) for employers who sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Drug Act. The Medicare Drug Act generally permits plan sponsors that provide retiree prescription drug benefits that are “actuarially equivalent” to the benefits of Medicare Part D to be eligible for a non-taxable federal subsidy. The Company has concluded that the postretirement welfare plan’s benefits will be considered actuarially equivalent to the benefits provided by Medicare Part D. The Company does not intend to apply for the government subsidy for postretirement prescription drug benefits, even though it expects to be eligible. Therefore, the impact of the subsidy on the plan’s liabilities are not reflected in the December 31, 2004 disclosure. FSP 106-2 was effective for periods beginning after June 15, 2004.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

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

NOTE 3: INCOME TAX EXPENSE

Income Tax Expense for the years ended December 31, is comprised of the following:

(in thousands)	2004	2003	2002

Federal Classified as Operating Expense	$2,572	$1,752	$4,065
Federal Classified as Other Income:
Land Sales	—	(11)	—
Land Donation	(280)	(246)	(105)
Non-Water Sales	450	352	276
Other	(78)	(66)	(52)

Total Federal Income Tax Expense	2,664	1,781	4,184

State Classified as Operating Expense	218	256	417
State Classified as Other Income:
Land Sales	—	(3)	(1)
Land Donation	(965)	(733)	(360)
Non-Water Sales	126	91	54
Other	30	22	(18)

Total State Income Tax Expense (Benefit)	(591)	(367)	92

Total Income Tax Expense	$2,073	$1,414	$4,276

The components of the Federal and State income tax provisions are:

(in thousands)	2004	2003	2002

Current:
Federal	$1,968	$(51)	$2,835
State	270	483	192

Total Current	2,238	432	3,027

Deferred Income Taxes, Net:
Federal
Investment Tax Credit	(66)	(64)	(63)
Capitalized Interest and AFUDC	3	25	23
Depreciation	866	2,167	798
Other	(108)	(296)	591

Total Federal	695	1,832	1,349

State
Depreciation	1	6	—
Other	(861)	(856)	(100)

Total State	(860)	(850)	(100)

Total Deferred Income Taxes, Net	(165)	982	1,249

Total	$2,073	$1,414	$4,276

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Deferred income tax (assets) and liabilities are categorized as follows on the Consolidated Balance Sheet:

(in thousands)	2004	2003

Unrecovered Income Taxes	$(16,173)	$(15,006)
Deferred Federal and State Income Taxes	24,249	23,073
Unfunded Future Income Taxes	13,096	12,840
Unamortized Investment Tax Credit	1,823	1,878

Net Deferred Income Tax Liability	$22,995	$22,785

Deferred income tax (assets) and liabilities are comprised of the following:

(in thousands)	2004	2003

Charitable Contribution Carryforward(1)	$(1,108)	$(473)
Tax Credit Carryforward(2)	(1,292)	(1,110)
Alternative Minimum Tax Carryforward	(285)	(255)
Prepaid Income Taxes on CIAC	(179)	(211)
Prepaid FIT on Services	(107)	(71)
Other Comprehensive Income	58	—
Accelerated Depreciation	24,247	23,018
Net of AFUDC and Capitalized Interest	161	186
Unamortized Investment Tax Credit	1,823	1,878
Other	(323)	(177)

Net Deferred Income Tax Liability	$22,995	$22,785

(1)   2004 charitable contribution carryover expires beginning in 2005 and ending in 2009.

(2)   2004 tax credit carryforward expires beginning in 2017 and ending in 2019.

The calculation of Pre-Tax Income is as follows:

(in thousands)	2004	2003	2002

Pre-Tax Income
Net Income Before Preferred Dividends	$9,394	$9,210	$8,780
Income Taxes	2,073	1,414	4,276

Total Pre-Tax Income	$11,467	$10,624	$13,056

In accordance with required regulatory treatment, deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate. The decrease in the Company’s effective income tax rate in 2003 from 2002 is partially associated with a reassessment of tax reserves which was completed during the third quarter of 2003 when the Company filed its 2002 Income Tax Returns as well as the tax benefit associated with land donations in 2003 and the associated tax credits and deductions. The differences between the effective income tax rate recorded by the Company and the statutory federal tax rate are as follows:

	2004	2003	2002

Federal Statutory Income Tax Rate	34.0%	34.0%	34.0%
Tax Effect of Differences:
State Income Taxes Net of Federal Benefit:
State Income Tax Excluding Land Donation Credit	2.2%	2.3%	(1.8%)
Land Donation Credit	(5.6%)	(4.5%)	(1.8%)
Depreciation	1.5%	—	.5%
Charitable Contribution – Land Donation	(5.3%)	(4.7%)	(1.7%)
Pension Costs	(2.7%)	(.3%)	(.7%)
Debt Refinancing Costs	(3.5%)	(4.4%)	.2%
Allowance for Funds Used During Construction	(1.2%)	(1.3%)	(1.0%)
Change in Estimate of Prior Year Income Tax Expense	(0.8%)	(11.5%)	—
Common Stock Equivalents	0.4%	.9%	—
Other	(0.9%)	2.8%	1.0%

Effective Income Tax Rate	18.1%	13.3%	32.8%

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

F-14

NOTE 4: COMMON STOCK

The Company has 15,000,000 authorized shares of common stock, no par value. A summary of the changes in the common stock accounts for the period January 1, 2002 through December 31, 2004, appears below:

		Issuance
(in thousands, except share data)	Shares	Amount	Expense	Total

Balance, January 1, 2002	7,649,362	$47,742	$(1,400)	$46,342

Purchase Unionville Water Company	249,715	6,166	(190)	5,976
Stock and equivalents issued through Performance Stock Program	6,672	21	—	21
Stock Options Exercised	33,964	732	(2)	730

Balance, December 31, 2002	7,939,713	54,661	(1,592)	53,069

Stock and equivalents issued through Performance Stock Program	8,347	305	—	305
Stock Options Exercised	19,319	394	(2)	392

Balance, December 31, 2003	7,967,379	55,360	(1,594)	53,766

Stock and equivalents issued through Performance Stock Program	6,893	138	—	138
Dividend Reinvestment Plan	60,927	1,622	(3)	1,619
Tax adjustment on prior year stock options exercised	—	(9)	—	(9)

Balance, December 31, 2004 (1)	8,035,199	$57,111	$(1,597)	$55,514

(1)	Includes 295 restricted and 51,550 common stock equivalent shares issued through the Performance Stock Program through December 31, 2004.

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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 5: ANALYSIS OF RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 2002 through December 31, 2004, appears below:

(in thousands, except per share data)	2004	2003	2002

Balance, Beginning of Year	$29,549	$26,906	$24,441
Income Before Preferred Stock Dividends	9,394	9,210	8,780

	38,943	36,116	33,221

Dividends Declared:
Cumulative Preferred Stock, Series A, $.80 Per Share	12	12	12
Cumulative Preferred Stock, Series $.90, $.90 Per Share	26	26	26

Common Stock:
2004 $0.835 Per Share	6,641	—	—
2003 $0.825 Per Share	—	6,529	—
2002 $0.810 Per Share	—	—	6,277

	6,679	6,567	6,315

Balance, End of Year	$32,264	$29,549	$26,906

NOTE 6: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments.

CASH AND CASH EQUIVALENTS - Cash equivalents consist of highly liquid instruments with original maturities at the time of purchase of three months or less. The carrying amount approximates fair value.

LONG-TERM DEBT - The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company. As of December 31, 2004 and 2003, the estimated fair value of the Company’s long-term debt was $59,149,000 and $73,678,000, respectively, as compared to the carrying amounts of $66,399,000 and $64,754,000, respectively.

The fair values shown above have been reported to meet the disclosure requirements of FAS No. 107, “Disclosures About Fair Values of Financial Instruments” and do not purport to represent the amounts at which those obligations would be settled.

INTEREST RATE SWAP - In 2004, the Connecticut Water Company entered into a five-year interest rate swap associated with its $12.5 million 2004 series variable rate unsecured water facilities revenue refinancing bonds. This was done to manage the Company’s exposure to fluctuations in prevailing interest rates. The swap agreement qualifies for hedge treatment under FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The fair value of the interest rate swap included in the Company’s Consolidated Balance sheet in “Deferred Charges and Other Costs” was approximately $145,000 at December 31, 2004. Changes in the fair value of this derivative instrument are recorded in “Accumulated Other Comprehensive Income” in Common Stockholders Equity.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 7: LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following:

(in thousands)		2004	2003

The Connecticut Water Company
First Mortgage Bonds:
5.75%	Series T, Due 2028	$—	$5,000
5.3%	Series U, Due 2028	—	4,550
6.94%	Series V, Due 2029	—	12,050

		—	21,600

Unsecured Water Facilities Revenue Refinancing Bonds
5.05%	1998 Series A, Due 2028	9,640	9,640
5.125%	1998 Series B, Due 2028	7,685	7,695
4.40%	2003A Series, Due 2020	8,000	8,000
5.00%	2003C Series, Due 2022	14,930	14,930
Var.	2004 Series Variable Rate, Due 2029	12,500	—
Var.	2004 Series A, Due 2028	5,000	—
Var.	2004 Series B. Due 2028	4,550	—

		62,305	40,265

	Total Connecticut Water Company	62,305	61,865

Crystal Water Utilities Corporation
8.0%	Westbank, Due 2017	111	117

Crystal Water Company of Danielson
7.82%	Connecticut Development Authority, Due 2020	455	469

Chester Realty
6%	Note Payable, Due 2006	35	57

Barnstable Water Company
10.2%	Indianapolis Life Insurance, Due 2011	1,325	1,425

Unionville Water Company
8.125%	Farmington Savings Bank, Due 2011	963	1,075
3.56%	State of Connecticut, Due 2023	1,531	—

Total Connecticut Water Service, Inc.		66,725	65,008

Less Current Portion		(326)	(254)

Total Long-Term Debt		$66,399	$64,754

The Company’s principal payments required for years 2005 - 2009 are as follows:

(In thousands)
2005 -	$326
2006 -	$328
2007 -	$332
2008 -	$349
2009 -	$367

At December 31, 2004 a portion of the Company’s utility plant was pledged as collateral for long-term debt.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

During the first quarter of 2004, Connecticut Water refinanced an additional portion of its long-term debt through the issuance of $12,500,000 of variable rate, taxable debenture bonds Series 2004 with a maturity date of January 4, 2029. The bonds have been secured by an irrevocable direct pay letter of credit issued by a financial institution, with a five-year term expiring in March 2009. The proceeds of the sale of the bonds, which are general debt obligations of Connecticut Water, were used to redeem the $12,050,000 aggregate principal amount of Connecticut Water’s First Mortgage Bongs (Series V) and to pay a portion of the expenses associated with the bonds’ refunding.

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

In June 2004, Unionville secured $1.6 million through the Drinking Water State Revolving Fund for costs incurred in developing a water interconnection with a neighboring water supplier. The funds were used to pay off a portion of the balances outstanding under bank lines of credit.

On September 1, 2004, The Company refinanced a portion of its existing bond indebtedness. The Company borrowed $9.55 Million in sale proceeds from the issuance of Water Facilities Refunding Revenue Bonds by the Connecticut Development Authority (the Authority). The bonds were sold in two series with the following terms:

2004 A Series: $5,000,000 Variable Interest Maturing 7/1/2028
2004 B Series: $4,550,000 Variable Interest Maturing 9/1/2028

The proceeds of the transaction were used to redeem prior obligations to the Authority that were secured by the Series T and Series U first mortgage bonds of the Company.

In October 2003, Connecticut Water refinanced its Series R, First Mortgage Bonds with 5.00% 2003 C Series Unsecured, Tax-Exempt Water Facilities Revenue Refinancing Bonds and refinanced Series S, First Mortgage Bonds with 4.40% 2003 A Series Unsecured, Tax-Exempt Water Facilities Revenue Refinancing Bonds.

There are no mandatory sinking fund payments required on Connecticut Water Company’s outstanding Unsecured Water Facilities Revenue Refinancing Bonds. However, the 1998 Series A and B and the 2003 Series A and C Unsecured Water Facilities Revenue Refinancing Bonds provide for an estate redemption right whereby the estate of deceased bondholders or surviving joint owners may submit bonds to the Trustee for redemption at par, subject to a $25,000 per individual holder and a 3% annual aggregate limitation.

The outstanding bonds of the Company may be initially called for redemption at the following dates and prices - 1998 Series A and B Unsecured Water Facilities Revenue Refinancing Bonds, March 1, 2008 at 100% plus accrued interest; 2003 Series A Unsecured Water Facilities Revenue Refinancing Bonds, December 15, 2008 at 100% plus accrued interest; 2003 Series C Unsecured Water Facilities Revenue Refinancing Bonds, September 1, 2008 at 100% plus accrued interest.

Barnstable Water Company’s note payable has been unconditionally guaranteed by the Company. The note agreement with Indianapolis Life Insurance Company requires the Company to meet certain financial covenants, restricts the Company’s ability to incur additional debt unless certain financial tests are met, restricts liens to secure additional long-term borrowings, restricts the type of investments that the Company can purchase and contains a significant prepayment premium. The Company was in compliance with the restrictive covenants at December 31, 2004 and 2003.

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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 8: PREFERRED STOCK

The Company’s Preferred Stock at December 31, consisted of the following:

(in thousands, except share data)	2004	2003

Connecticut Water Service, Inc.
Cumulative Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares	$300	$300
Cumulative Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares, Issued and Outstanding 29,499 Shares	472	472

	772	772

Barnstable Water Company
6% Cumulative, $100 Par Value; Authorized, Issued and Outstanding 750 Shares	75	75

Total Preferred Stock	$847	$847

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

Barnstable Water Company paid Preferred Dividends of $4,500 in each of 2004, 2003 and 2002. These dividends are included in the Other category of the Other Income (Deductions) section of the Consolidated Statements of Income. These preferred shareholders have 1/10 of a common vote for matters related to Barnstable Water Company.

NOTE 9: BANK LINES OF CREDIT

The Company’s total available lines of credit totaled $15,500,000 and $12,500,000 at December 31, 2004 and 2003, respectively. All of the lines have one year lives and will expire at different dates in 2005. The Company expects the lines of credit to be renewed in 2005. As of December 31, 2004 and 2003, the outstanding bank lines of credit were $5,650,000 and $9,700,000, respectively. Bank commitment fees associated with the lines of credit were approximately $37,500, $30,000, and $30,000 in 2004, 2003, and 2002 respectively.

At December 31, 2004 and 2003, the weighted average interest rates on short-term borrowings outstanding were 2.83% and 1.52%, respectively.

NOTE 10: UTILITY PLANT AND CONSTRUCTION PROGRAM

The components of utility plant and equipment at December 31, were as follows:

(in thousands)	2004	2003

Land	$9,652	$9,604
Source of Supply	20,724	19,417
Pumping	25,348	24,375
Water Treatment	47,726	47,547
Transmission and Distribution	209,887	199,660
General	20,228	18,548
Held for Future Use	420	465

Total	$333,985	$319,616

The amounts of depreciable utility plant at December 31, 2004 and 2003 included in total utility plant were $291,641,000 and $284,561,000, respectively.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 11: TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

(in thousands)	2004	2003	2002

Municipal Property Taxes	$4,608	$4,452	$4,149
Payroll Taxes	695	681	647

Total	$5,303	$5,133	$4,796

NOTE 12: PENSION AND OTHER POST-RETIREMENT EMPLOYEE BENEFITS

GENERAL - As of December 31, 2004, Connecticut Water had 166 employees, Gallup 4, Crystal 7, Barnstable Water 9, and Unionville 7 for a total of 193 employees. The Company’s officers are employees of Connecticut Water. Employee expenses are charged between companies as appropriate.

Investment Strategy - The Pension Trust and Finance Committee (the Committee) reviews and approves the investment strategy of the investments made on behalf of various pension and post-retirement benefit plans existing under the Company and certain of its subsidiaries.

The targeted asset allocation ratios for those plans as set by the Committee at December 31, 2004 and 2003 were:

	2004	2003
Equity	65%	65%
Fixed Income	35%	35%

Total	100%	100%

The Committee recognizes that a variation of up to 5% in either direction from its targeted asset allocation mix is acceptable due to market fluctuations.

Our expected long-term rate of return on the various benefit plan assets is based upon the plan’s expected asset allocation, expected returns on various classes of plan assets as well as historical returns.

PENSION

Defined Contribution Plan - Through 2003, one of the Company’s subsidiaries, Unionville, had a noncontributory defined contribution pension plan which covered all employees who had completed one year of service. Unionville provided a contribution to the plan based upon 10% of the participant’s annual pay. The Unionville contribution charged to expense under this plan for the twelve months ended December 31, 2003 was $31,000. Effective December 31, 2003 the Unionville pension plan was terminated. Effective January 1, 2004, the employees of Unionville are covered by the Company’s noncontributory defined benefit pension plan.

Defined Benefit Plans - The Company and certain of its subsidiaries have noncontributory defined benefit pension plans covering qualified employees. In general, the Company’s policy is to fund accrued pension costs as permitted by federal income tax and Employee Retirement Income Security Act of 1974 regulations. A contribution of approximately $914,000 was made in January 2004 for plan year 2003. A contribution of $2,009,000 is expected to be made in 2005 for 2004 plan year.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The following tables set forth the funded status of the Company’s retirement plans at December 31, the latest valuation date:

	Pension Benefits
(in thousands)	2004	2003

Change in Benefit Obligation:
Benefit obligation, beginning of year	$23,812	$21,929
Service Cost	951	843
Interest Cost	1,458	1,390
Plan Amendments	—	(2)
Actuarial loss/(gain)	1,807	535
Benefits paid	(979)	(883)

Benefit obligation, end of year	$27,049	$23,812

Change in Plan Assets:
Fair Value, beginning of year	$20,311	$17,742
Actual return on plan assets	2,004	3,452
Employer contribution	914	—
Benefits paid	(979)	(883)

Fair Value, end of year	$22,250	$20,311

Funded Status	$(4,799)	$(3,501)
Unrecognized net actuarial (gain) loss	1,577	298
Unrecognized transition obligation	24	36
Unrecognized prior service cost	827	935

Accrued Cost	$(2,371)	$(2,232)

The accumulated benefit obligation for all defined benefit pension plans was approximately $21,195,000 and $18,800,000 at December 31, 2004 and 2003, respectively.

	2004	2003
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	6.25%
Rate of compensation increase	4.50%	4.50%

	2004	2003
Weighted-average assumptions used to determine net periodic cost for years ended December 31:
Discount rate	6.25%	6.50%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%

The discount rate is based on interest rates for long-term, high quality, fixed income investments. The Company looks at the general trend of several different bond indices.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

	Pension Benefits
(in thousands)	2004	2003	2002

Components of net periodic benefit costs
Service cost	$951	$843	$705
Interest cost	1,458	1,390	1,345
Expected return on plan assets	(1,572)	(1,544)	(1,543)

Amortization of:
Unrecognized net transition asset	12	12	13
Unrecognized net (gain)/loss	95	(2)	(252)
Unrecognized prior service cost	108	108	108

Net Periodic Pension Benefit Costs	$1,052	$807	$376

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2004, and 2003 by asset category were as follows:

	2004	2003

Equity Securities	67%	66%
Fixed Income	33	34

Total	100%	100%

Cash Flows

The Company contributed $914,000 to its pension plan in 2004 for plan year 2003 and expects to make an estimated $2,009,000 contribution for plan year 2004 in 2005.

The Plan’s expected future benefit payments are:

Year	Amount
2005	$1,162,000
2006	1,136,000
2007	1,254,000
2008	2,011,000
2009	1,526,000
Years 2010-2014	10,566,000

POST-RETIREMENT BENEFITS OTHER THAN PENSION (PBOP) - In addition to providing pension benefits, a subsidiary company, Connecticut Water Company, provides certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust that has been approved by the DPUC. Substantially all of Connecticut Water’s employees may become eligible for these benefits if they retire on or after age 55 with 10 years of service. The contribution for calendar years 2004 and 2003 was $473,100 for each year.

A regulatory asset has been recorded to reflect the amount which represents the future operating revenues expected to be recovered in customer rates under FAS 106. In 1997, Connecticut Water requested and received approval from the DPUC to include FAS 106 costs in customer rates. The DPUC’s 1997 limited reopener of Connecticut Water’s general rate proceeding allowed it to increase customer rates $208,000 annually for FAS 106 costs. Connecticut Water’s current rates now allow for recovery of $473,100 annually for post-retirement benefit costs other than pension.

Connecticut Water has elected to recognize the transition obligation on a delayed basis over a period equal to the plan participants’ 21.6 years of average future service.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The Company has concluded that the postretirement welfare plan’s benefits will be considered actuarially equivalent to the benefits provided by Medicare Part D. The Company does not intend to apply for the government subsidy for postretirement prescription drug benefits, even though it expects to be eligible. Therefore, the impact of the subsidy on the plan’s liabilities are not reflected in the December 31, 2004 disclosure.

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

The following tables set forth the funded status of the Company’s post-retirement health care benefits at December 31, the latest valuation date:

	Connecticut Water		Barnstable Water
(in thousands)	2004	2003	2004	2003

Change in Benefit Obligation:

Benefit obligation, beginning of year	$5,234	$5,507	$94	$98
Service Cost	311	270	2	2
Interest Cost	323	314	6	6
Plan Participant Contributions	75	52	—	—
Plan Amendments	—	(400)	—	—
Actuarial loss/(gain)	1,067	(129)	2	(8)
Benefits paid	(405)	(380)	(4)	(4)

Benefit obligation, end of year	$6,605	$5,234	$100	$94

Change in Plan Assets:
Fair Value, beginning of year	$3,179	$2,592	$—	$—
Actual return on plan assets	244	442	—	—
Employer contribution	473	473	4	4
Participants’ contributions	75	52	—	—
Benefits paid	(405)	(380)	(4)	(4)

Fair Value, end of year	$3,566	$3,179	$—	$—

Funded Status	$(3,039)	$(2,055)	$(100)	$(94)
Unrecognized net actuarial (gain) loss	988	25	(40)	(46)
Unrecognized transition obligation	963	1,084	58	64
Accrued Cost	$(1,088)	$(946)	$(82)	$(76)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	6.25%	5.75%	6.25%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.25%	6.50%	6.25%	6.50%
Expected long-term return on plan assets	5.00%	5.00%	—	—
Rate of compensation increase	4.50%	4.50%	—	—

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The discount rate is based on interest rates for long-term, high quality, fixed income investments. The Company looks at the general trend of several different bond indices.

	Connecticut Water			Barnstable Water
(in thousands)	2004	2003	2002	2004	2003	2002

Components of net periodic benefit costs
Service cost	$311	$270	$223	$2	$2	$2
Interest cost	323	314	309	6	6	7
Expected return on plan assets	(158)	(145)	(141)	—	—	—

Amortization of:
Unrecognized net transition asset	121	165	165	6	6	6
Recognized net (gain)/loss	18	(31)	(84)	(3)	(4)	(3)

Net Periodic Pension and Post Retirement Benefit Costs	$615	$573	$472	$11	$10	$12

Assumed health care cost trend rates at December 31:

	2004		2003
	Medical	Dental	Medical	Dental

Health care cost trend rate assumed for next year	8.5%	8.5%	8.5%	8.0%

Rate to which the cost trend rate is assumed to decline	4.0%	4.0%	4.0%	3.5%

Year that the rate reaches the ultimate trend rate	2014	2014	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on Connecticut Water’s plan and would have no impact on the Barnstable Water plan:

	1-Percentage-Point	1-Percentage-Point
(in thousands)	Increase	Decrease

Effect on total of service and interest cost components	$100	$(82)
Effect on post-retirement benefit obligation	$851	$(711)

Plan Assets

Barnstable Water’s other post-retirement benefit plan has no assets. Connecticut Water’s other postretirement benefit plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category were as follows:

	2004	2003

Equity Securities	57%	55%
Fixed Income	43	45

Total	100%	100%

Cash Flows

Connecticut Water contributed $473,100 to its other post-retirement benefit plan in 2004 for plan year 2004 and expects to contribute $473,100 in 2005 for plan year 2005.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Expected future benefit payments are:

Year	Connecticut Water	Barnstable
2005	$248,000	$8,000
2006	264,000	8,000
2007	289,000	8,000
2008	316,000	7,000
2009	346,000	7,000
Years 2010 – 2014	2,223,000	37,000

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN - Connecticut Water and Barnstable Water provide additional pension benefits to senior management through supplemental executive retirement contracts. At December 31, 2004 and at December 31, 2003 the actuarial present value of the projected benefit obligation of these contracts were $1,301,000 and $964,000, respectively. Expense associated with these contracts were approximately $105,000 for 2004, $152,000 for 2003, and $106,000 for 2002.

SAVINGS PLAN - The Company and certain of its subsidiaries maintain an employee savings plan which allows participants to contribute from 1% to 15% of pre-tax compensation plus for those age 50 and older catch-up contributions as allowed by law. The Company matches 50 cents for each dollar contributed by the employee up to 4% of the employee’s compensation. The Company contribution charged to expense in 2004, 2003 and 2002 was $174,000, $166,000, and $161,000, respectively.

The Plan creates the possibility for an “incentive bonus” contribution to the 401(k) plan tied to the attainment of a specific goal or goals to be identified each year. If the specific goal or goals are attained by the end of the year, all eligible employees, except officers and certain key employees, may receive up to an additional 1% of their annual base salary as a direct contribution to their 401(k) account. An incentive bonus of .6% of base pay, or a total of $51,000 was awarded in 2004. No incentive bonus was awarded in 2003. An incentive bonus of .4% of base pay, or $30,000 was awarded in 2002.

NOTE 13: STOCK-BASED COMPENSATION PLANS

The Company has two components to its Stock-Based Compensation Plans (the Plans): The Stock Option Program (SOP) and the Performance Stock Program (PSP). In total under the original Plans (1994 Plan) there were 700,000 shares authorized and 224,696 shares available for grant at December 31, 2004. The Plans terminated on April 22, 2004. The Board of Directors has adopted the 2004 Performance Stock Program, which was approved by shareholders on April 23, 2004. There are 700,000 shares authorized under the 2004 PSP and no shares have been issued as of December 31, 2004.

STOCK OPTION PROGRAM – As part of the Company’s SOP, stock options are permitted to be issued to officers and key employees. The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized in the Consolidated Statements of Income. On a pro forma basis, the Company’s net income and earnings per share are shown in Note 1.

For purposes of this calculation, the Company arrived at the fair value of each stock grant at the date of grant by using the Black Scholes Option Pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Expected life (years)	—	5.00	6.00
Risk-free interest rate (percentage)	—	2.79	3.09
Volatility (percentage)	—	30.00	30.00
Dividend yield	—	2.91	3.13

Options begin to become exercisable one year from the date of grant. Vesting periods range from one to five years. The maximum term ranges from five to ten years.

The per share weighted average fair value of stock options granted during 2003 and 2002 was $6.42 and $5.82 respectively.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

	For the Years Ended December 31,

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options:
Outstanding, beginning of year	251,835	$22.85	235,101	$21.41	229,811	$20.18
Granted	—	—	36,053	29.05	39,254	25.78
Terminated	—	—	—	—	—	—
Exercised	—	—	(19,319)	16.91	(33,964)	18.12

Outstanding, end of year	251,835	22.85	251,835	22.85	235,101	21.41

Exercisable, end of year	196,731	$21.48	119,992	$21.35	71,581	$20.74

No options were exercised during 2004. The following table summarizes the price ranges of the options outstanding and options exercisable as of December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares	Life (years)	Price	Shares	Price

Range of prices:
$12.00 - $14.99	49,252	4.3	$14.83	49,252	$14.83
$15.00 - $17.99	—	—	—	—	--
$18.00 - $20.99	35,516	5.9	20.42	35,516	20.42
$21.00 - $23.99	58,010	4.9	22.33	58,010	22.33
$24.00 - $26.99	39,254	7.9	25.78	19,630	25.78
$27.00 - $29.99	69,803	7.6	28.52	34,323	28.24

	251,835	6.2	$22.85	196,731	$21.48

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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

					Interest
					Expense
					and
					Preferred
			Other		Dividend
			Operating	Other Income	(net of	Income	Net
(in thousands)	Revenues	Depreciation	Expenses	(Deductions)	AFUDC)	Taxes	Income

For the year ended December 31, 2004
Water Activities	$48,493	$5,801	$29,290	$99	$3,514	$2,742	$7,245
Real Estate Transactions	(12)	—	27	—	—	(1,245)	1,206
Services and Rentals	4,818	33	3,304	—	—	576	905

Total	$53,299	$5,834	$32,621	$99	$3,514	$2,073	$9,356

For the year ended December 31, 2003
Water Activities	$47,115	$5,684	$27,892	$22	$4,187	$1,964	$7,410
Real Estate Transactions	170	—	133	(1)	—	(993)	1,029
Services and Rentals	3,829	23	2,630	—	—	443	733

Total	$51,114	$5,707	$30,655	$21	$4,187	$1,414	$9,172

For the year ended December 31, 2002
Water Activities	$45,830	$5,187	$24,356	$87	$4,104	$4,412	$7,858
Real Estate Transactions	5	—	31	—	—	(466)	440
Services and Rentals	2,928	20	2,134	—	—	330	444

Total	$48,763	$5,207	$26,521	$87	$4,104	$4,276	$8,742

At December 31 (in thousands)	2004	2003

Total Plant and Other Investments:
Water	$245,085	$237,947
Non-Water	989	980

	246,074	238,927

Other Assets:
Water	39,897	37,205
Non-Water	4,969	5,213

	44,866	42,418

Total Assets	$290,940	$281,345

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 15: COMMITMENTS AND CONTINGENCIES

SECURITY – The Bioterrorism Response Act of 2001 required every public water system serving over 3,300 people to prepare Vulnerability Assessments (VA) of their critical utility assets. The last of these assessments required to be filed by our companies were submitted to the U.S. Environmental Protection Agency in June 2004 and was followed by updated Emergency Response Plans in December 2004, per statutory requirements. The information within the VA is not subject to release to the public and is protected from Freedom of Information Act inquiries.

Investment in security-related improvements is a continuing process and management believes that the costs associated with any such improvements would be chargeable for recovery in future rate proceedings.

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

As previously disclosed on March 11, 2005, the Company entered into an agreement to sell the assets of its Massachusetts’ subsidiary, Barnstable Water, and the assets of its BARLACO real estate subsidiary to the Town of Barnstable, Massachusetts. The total value of the transaction is $11 million, with $10 million to be received by Barnstable Water in 2005 for the water utility assets and associated liabilities. A separate real estate transaction for the BARLACO assets will take place in 2006 with additional proceeds of $1 million. Assuming that the Company completes the sales of the assets of Barnstable Water and BARLACO during 2005 and 2006 as described above, the Company estimates that it will record after tax gains of approximately $2.7 million and $1.4 million, respectively, from the sale of those companies’ assets in those years. At the closing of the sale of water utility assets, the Company will also enter into a management contract with the Town to provide full operating and management services for the Barnstable Water utility operation. Under this full service contract, the customers will continue to receive the same full range of field and customer services presently provided by Barnstable Water Company.

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

MORATORIUM ON LAND SALES – On December 4, 2002, the Company entered into a Memorandum of Understanding (MOU) with the State of Connecticut Department of Environmental Protection (DEP). The MOU provides for a voluntary two-year moratorium on the sale of approximately 7,100 acres of undeveloped Class I, II, and III water company lands held by the Company’s Connecticut water company subsidiaries. Class I and II water company lands, as defined by Public Health Code regulations, are those that are within the watershed or drainage area of a public water supply. Class III lands are those that are not located within the watershed. Under the terms of the MOU, the DEP in cooperation with the Company’s Connecticut water companies assessed and evaluated all undeveloped Class I, II and III land holdings to determine the desirability of the State of Connecticut’s acquiring the land for open space and to develop strategies to fund the acquisitions of such properties in fee or by easement from the Company.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

During the quarter ended March 31, 2004, the Company received notice from the State of Connecticut Department of Environmental Protection (DEP) that its review of our approximately 7,600 acres of Class I, II, and III land was complete. The DEP notice indicated that the DEP had identified 240 parcels representing 6,823 acres of land and land underwater as land that the State of Connecticut would be interested in acquiring as open space, by either fee ownership or a conservation easement. During October 2004, the Company received notice from the DEP indicating that the State of Connecticut does not have sufficient funds available for the possible acquisition of Company lands by the State. The DEP also requested that the Company extend the sales moratorium set forth in the Memorandum of Understanding (MOU) entered into by the DEP and the Company in December 2002 beyond its current expiration date of December 31, 2004. The Company chose not to extend the MOU, thus causing it to expire on December 31, 2004. The Company is now free to consider disposition of lands to other interested parties, subject to the applicable statutory and regulatory requirements.

RATE RELIEF – Our four Connecticut operating subsidiaries, Connecticut Water, Crystal, Gallup and Unionville, are regulated public utilities which provide water services to their customers. The rates that these companies charge their water customers are subject to the jurisdiction of the regulatory authority of the Connecticut DPUC, which sets water rates for each company independently because the systems are not interconnected. Similarly, the Massachusetts Department of Telecommunications and Energy (DTE) regulates the operations and rates of the Barnstable Water Company.

The DPUC and DTE may authorize the Company’s operating subsidiaries to charge rates which the DPUC and the DTE consider to be sufficient to recover the normal operating expenses of our operating subsidiaries, to provide funds for adding new or replacing water infrastructure, and to allow our operating subsidiaries to earn what the DPUC and the DTE consider to be a fair and reasonable return on our invested capital.

The Company believes it is likely that is will apply for rate increases for one or more of its Connecticut subsidiaries during the next 18 months.

LAND DISPOSITIONS – Starting with its first land donation in 2000, the Company has engaged in a program of land donations to municipalities in Connecticut, which has resulted in net income (tax benefits) to the Company of approximately $4.9 million. As previously disclosed, the land donation program under the Company’s agreement with the Town of Killingly, CT was completed in January 2004 with the donation of the remaining parcel to the Town. The donation of this final parcel resulted in a net profit (tax benefit) to the Company of $706,000 during the first quarter of 2004. The donation of land to the Town of Plymouth, CT in December 2004 resulted in an additional $498,000 net income.

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

During 2003 and 2004, the Company donated approximately 370 acres of land to municipalities in Connecticut for public and/or open space purposes. These donations contributed approximately $.9 million and $1.2 million, respectively to net income in those years, as a result of favorable tax treatment under federal and Connecticut tax laws. The Company currently anticipates that it will continue to pursue selected land sales and/or donations during fiscal years 2005, 2006 and 2007, but at a reduced level. The Company currently does not project completing any material land transactions in 2005. The Company is unable to predict if and when any sales or donations of some or all of these parcels may occur in the future and, if so, what amount of net income (tax benefits) may result from any such sales or donations.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

TAXES – Due to the current environment of state budget deficits, the Company and its subsidiaries may be subject to a higher tax burden through changes in state legislation. Also, the Company’s future property tax burden may increase as state aid to towns is decreased.

NOTE 16: QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data for the years ended December 31, 2004 and 2003 appears below:

(in thousands, except for per share data)

					Net Income		Basic Earnings Per
			Utility		Applicable to		Average
	Operating Revenues		Operating Income		Common Stock		Common Share
	2004	2003	2004	2003	2004	2003	2004	2003

First Quarter	$10,919	$10,901	$1,906	$2,016	$1,975	$2,110	$0.25	$0.27
Second Quarter	11,959	10,841	2,763	2,048	2,126	1,222	0.26	0.15
Third Quarter	13,916	13,673	4,388	4,606	3,740	3,873	0.47	0.49
Fourth Quarter	11,699	11,700	1,594	2,861	1,515	1,967	0.19	0.24

Year	$48,493	$47,115	$10,651	$11,531	$9,356	$9,172	$1.17	$1.15

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Exhibit
Number	Description

3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999. (Exhibit 3.2 to Form 10-K for the year ended 12/31/99).

3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.4	Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001. (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended 3/31/04).

4.1	Loan Agreement dated as of March 9, 1998 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.8 to Form 10-K for the year ended 12/21/98).

4.2	Loan Agreement dated as of April 19, 1990 between the Connecticut Development Authority and The Crystal Water Company of Danielson. (Exhibit 4.9 to Form 10.K for the year ended 12/31/99).

4.3	Loan Agreement dated as of February 9, 1996 between New London Trust, F.S.B. and The Crystal Water Company of Danielson. (Exhibit 4.10 to Form 10-K for the year ended 12/31/99).

4.4	Loan Agreement dated as of April 11, 1991 between Farmington Savings Bank and The Unionville Water Company. (Exhibit 4.11 to Form 10-K for the year ended 12/31/02).

4.5	Loan Agreement dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.12 to Form 10-K for the year ended 12/31/03).

4.6	Indenture of Trust dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.13 to Form 10-K for the year ended 12/31/03).

4.7	Loan Agreement dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.14 to Form 10-K for the year ended 12/31/03).

Exhibit
Number	Description
4.8	Indenture of Trust dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.15 to Form 10-K for the year ended 12/31/03).

4.9	Bond Purchase Agreement dated as of October 10, 2003 among Connecticut Development Authority, The Connecticut Water Company and A.G. Edwards and Sons, Inc. (Exhibit 4.16 to Form 10-K for the year ended 12/31/03).

4.10	Line of Credit Agreement dated as of March 12, 2004 between Webster Bank and Connecticut Water Service, Inc. (Exhibit 4.17 to Form 10-Q for the quarter ended 3/31/04).

4.11	Bond Purchase Agreement dated as of March 12, 2004, among The Connecticut Water Company and A.G. Edwards & Sons, Inc. (Exhibit 4.18 to Form 10-Q for the quarter ended 3/31/04).

4.12	Indenture of Trust, dated as of March 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee. (Exhibit 4.19 to Form 10-Q for the quarter ended 3/31/04).

4.13	Reimbursement and Credit Agreement, dated as of March 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island. (Exhibit 4.20 to Form 10-Q for the quarter ended 3/31/04).

4.14	Letter of Credit issued by Citizen’s Bank of Rhode Island, dated as of March 4, 2004. (Exhibit 4.21 to Form 10-Q for the quarter ended 3/31/04).

4.15	Agreement No. DWSRF 200103-C Project Loan Agreement between the State of Connecticut and Unionville Water Company under the Drinking Water State Revolving Fund (DWSRF) Program, dated as of April 19, 2004. (Exhibit 4.22 to Form 10-Q for the quarter ended 6/30/04).

4.16	Collateral Assignment of Water Service Charges and Right to Receive Water Service Expense Assessments and Security Agreement between Unionville Water Company and the State of Connecticut, dated as of June 3, 2004. (Exhibit 4.23 to Form 10-Q for the quarter ended 6/30/04).

4.17	Bond Purchase Agreement, dated September 1, 2004, among The Connecticut Water Company, Connecticut Development Authority, and A.G. Edwards & Sons, Inc. (Exhibit 4.24 to Form 10-Q for the quarter ended 9/30/04).

4.18	Indenture of Trust, dated August 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee, 2004A Series. (Exhibit 4.25 to Form 10-Q for the quarter ended 9/30/04).

Exhibit
Number	Description
4.19	Indenture of Trust, dated August 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee, 2004B Series. (Exhibit 4.26 to Form 10-Q for the quarter ended 9/30/04).

4.20	Loan Agreement, dated August 1, 2004, between The Connecticut Water Company and Connecticut Development Authority for 2004 Series. (Exhibit 4.27 to Form 10-Q for the quarter ended 9/30/04).

4.21	Loan Agreement, dated August 1, 2004, between The Connecticut Water Company and Connecticut Development Authority for 2004B Series. (Exhibit 4.28 to Form 10-Q for the quarter ended 9/30/04).

4.22	Reimbursement and Credit Agreement, dated as of August 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004A Series. (Exhibit 4.29 to Form 10-Q for the quarter ended 9/30/04).

4.23	Reimbursement and Credit Agreement, dated as of August 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004B Series. (Exhibit 4.30 to Form 10-Q for the quarter ended 9/30/04).

4.24	Letters of Credit, each dated September 2, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, with respect to each of the 2004A and 2004B Series Bonds. (Exhibit 4.31 to Form 10-Q for the quarter ended 9/30/04).

10.1	Pension Plan Fiduciary Liability Insurance for The Connecticut Water Company Employees’ Retirement Plan and Trust, The Connecticut Water Company Tax Credit Employee Stock Ownership Plan, as Amended and Restated, Savings Plan of The Connecticut Water Company and The Connecticut Water Company VEBA Trust Fund. (Exhibit 10.1 to Registration Statement No. 2-74938).

10.2	Directors and Officers Liability and Corporation Reimbursement Insurance. (Exhibit 10.2 to Registration Statement No. 2-74938).

10.3	Directors Deferred Compensation Plan, effective as of January 1, 1980, as amended as of April 22, 1994. (Exhibit 10.3 to Form 10-K for the year ended 12/31/02).

10.4	The Connecticut Water Company Deferred Compensation Agreement dated December 1, 1984. (Exhibit 10.4 to Form 10-K for the year ended 12/31/84).

10.5	The Connecticut Water Company Amended and Restated Deferred Compensation Agreement dated May 14, 1999. (Exhibit 10.5 to Form 10-K for the year ended 12/31/99).

a.	Marshall T. Chiaraluce
b.	David C. Benoit
c.	James R. McQueen
d.	Kenneth W. Kells

Exhibit
Number	Description
10.5.a*	The Connecticut Water Company Amended and Restated Deferred Compensation Agreement with Thomas R. Marston, dated December 2, 2004.

10.6	The Connecticut Water Company Supplemental Executive Retirement Agreement with William C. Stewart. (Exhibit 10.6a to Form 10-K for year ended 12/31/91).

10.7	The Connecticut Water Company Supplemental Executive Retirement Agreement with Marshall T. Chiaraluce dated December 16, 1991. (Exhibit 10.6b to the Form 10-K for year ended 12/31/91).

10.7.1	The Connecticut Water Company First Amended Supplemental Executive Retirement Agreement with Marshall T. Chiaraluce dated August 1, 1999. (Exhibit 10.7.2 to Form 10-K for the year ended 12/31/99).

10.7.1a	The Connecticut Water Company Second Amended Supplemental Executive Retirement Agreement with Marshall T. Chiaraluce dated December 17, 2003. (Exhibit 10.7.1a to Form 10-K for the year ended 12/31/03).

10.7.2	The Connecticut Water Company Supplemental Executive Retirement Agreement with Michele G. DiAcri dated February 28, 2000. (Exhibit 10.7.2 to Form 10-K for the year ended 12/31/01).

10.7.2a	The Connecticut Water Company Second Amended Supplemental Executive Retirement Agreement with Michele G. DiAcri dated December 17, 2003. (Exhibit 10.7.2a to Form 10-K for the year ended 12/31/03).

10.8	The Connecticut Water Company Supplemental Executive Retirement Agreement – standard form for other officers, dated December 4, 1991. (Exhibit 10.6b to Form 10-K for the year ended 12/31/91).

10.8.a*	The Connecticut Water Company Supplemental Executive Retirement Agreement with Thomas R. Marston dated December 2, 2004.

10.8.1	The Connecticut Water Company First Amended Supplemental Executive Retirement Agreement - standard form for other officers, dated August 1, 1999. (Exhibit 10.8.2 to Form 10-K for the year ended 12/31/99).

10.8.2	The Connecticut Water Company Second Amended Supplemental Executive Retirement Agreement – standard form for other officers, dated December 17, 2003. (Exhibit 10.8.2 to Form 10-K for the year ended 12/31/03).

a)	David C. Benoit
b)	Peter J. Bancroft
c)	James R. McQueen
d)	Terrance P. O’Neill
e)	Maureen P. Westbrook

Exhibit
Number	Description
10.9	Amended and restated employment agreement between The Connecticut Water Company and Connecticut Water Service, Inc. with officers, amended and restated as of May 9, 2001. (Exhibit 10.9 to Form 10-K for the year ended 12/31/01).

a)	Marshall T. Chiaraluce
b)	Michele G. DiAcri
c)	James R. McQueen
d)	David C. Benoit
e)	Peter J. Bancroft
f)	Maureen P. Westbrook
g)	Terrance P. O’Neill

10.9.1	Employment agreement between The Connecticut Water Company and Connecticut Water Service, Inc. with Kevin T. Walsh, amended and restated as of January 9, 2002. (Exhibit 10.9.1 to Form 10-K for the year ended 12/31/02).

10.9.2*	Employment agreement between The Connecticut Water Company and Connecticut Water Service, Inc. with Thomas R. Marston, amended and restated as of December 2, 2004.

10.10	Employment and Consulting Agreement between Richard L. Mercier and Gallup Water Service, Inc. dated April 15, 1999. (Exhibit 10.10 to Form 10-K for the year ended 12/31/99).

10.11	Employment and Consulting Agreement between Roger Engle and Crystal Water Company of Danielson dated September 29, 1999. (Exhibit 10.11 to Form 10-K for the year ended 12/31/99).

10.11.1*	Employment and Consulting Agreement between James R. McQueen and The Connecticut Water Company dated December 10, 2004.

10.12	Savings Plan of The Connecticut Water Company, amended and restated effective as of October 1, 2000. (Exhibit 10.12 to Form 10-K for the year ended 12/31/01).

10.12.1	Trust Agreement between Connecticut Water Company and Riggs Bank N.A., Trustee, dated as of June 1, 2002. (Exhibit 10.12.1 to Form 10-K for the year ended 12/31/03).

10.12.2	Post-EGTRRA Amendment to the Savings Plan of The Connecticut Water Company, effective January 1, 2002. (Exhibit 10.12.2 to Form 10-K for the year ended 12/31/03).

10.12.3	Supplemental Participation Agreement to the Savings Plan of The Connecticut Water Company between The Unionville Water Company and Connecticut Water Company, dated December 30, 2003. (Exhibit 10.12.3 to Form 10-K for the year ended 12/31/03).

Exhibit
Number	Description
10.12.4	Supplemental Participation Agreement to the Savings Plan of The Connecticut Water Company between The Crystal Water Company of Danielson and Connecticut Water Company, dated December 30, 2003. (Exhibit 10.12.4 to Form 10-K for the year ended 12/31/03).

10.12.5*	Supplemental Participation Agreement to the Savings Plan of The Connecticut Water Company between Unionville Water Company and Connecticut Water Company, dated February 23, 2004.

10.13	The Connecticut Water Company Employees’ Retirement Plan as amended and restated as of January 1, 1997. (Exhibit 10.11 to Form 10-K for the year ended 12/31/98).

10.13.1	First amendment, dated August 16, 2000 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.1 to Form 10-K for the year ended 12/31/02).

10.13.2	Second amendment, dated November 14, 2000 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.2 to Form 10-K for the year ended 12/31/02).

10.13.3	Third amendment, dated November 14, 2001 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.3 to Form 10-K for the year ended 12/31/02).

10.13.4	Fourth amendment, dated August 14, 2002 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.4 to Form 10-K for the year ended 12/31/02).

10.13.5	Fifth amendment, dated August 14, 2002 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.5 to Form 10-K for the year ended 12/31/02).

10.13.6	Sixth amendment, dated November 10, 2003 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective November 12, 2003. (Exhibit 10.13.6 to Form 10-K for the year ended 12/31/03).

10.13.7*	Seventh amendment, dated May 12, 2004 to the amended and restated Connecticut Water Employees’ Retirement Plan effective January 1, 1997.

10.14	Water Supply Agreement dated June 13, 1994, between The Connecticut Water Company and the Hazardville Water Company. (Exhibit 10.15 to Form 10-K for year ended 12/31/94).

10.15	November 4, 1994 Amendment to Agreement dated December 11, 1957 between The Connecticut Water Company (successor to the Thomaston Water Company) and the City of Waterbury. (Exhibit 10.16 to Form 10-K for year ended 12/31/94).

Exhibit
Number	Description
10.16	Contract between The Connecticut Water Company and The Rockville Water and Aqueduct Company dated as of January 1, 1976. (Exhibit 9(b) to Form 10-K for the year ended 12/31/75).

10.17	Agreement dated August 13, 1986 between The Connecticut Water Company and the Metropolitan District. (Exhibit 10.14 to Form 10-K for the year ended 12/31/86).

10.18	Report of the Commission to Study the Feasibility of Expanding the Water Supply Services of the Metropolitan District. (Exhibit 14 to Registration Statement No. 2-61843).

10.19	Bond Exchange Agreements between Connecticut Water Service, Inc., The Connecticut Water Company Bankers Life Company and Connecticut Mutual Life Insurance Company dated October 23, 1978. (Exhibit 14 to Form 10-K for the year ended 12/31/78).

10.20	Dividend Reinvestment and Common Stock Purchase Plan, amended and restated as of November 15, 2001. (Exhibit 99.1 to post-effective amendment filed on December 5, 2001 to Form S-3, Registration Statement No. 33-53211).

10.21	Contract for Supplying Bradley International Airport. (Exhibit 10.21 to Form 10-K for the year ended 12/31/84).

10.22	Report of South Windsor Task Force. (Exhibit 10.23 to Form 10-K for the year ended 12/31/87).

10.23	Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. (Exhibit 10.21 to Form 10-K for year ended 12/31/89).

10.24	1994 Performance Stock Program, as amended and restated as of April 26, 2002. (Exhibit A to Proxy Statement dated 3/19/02).

10.25	2004 Performance Stock Program, as of April 23, 2004. (Appendix A to Proxy Statement dated 3/12/04).

10.25a	Connecticut Water Service, Inc. Performance Stock Program Incentive Stock Option Grant Form. (Exhibit 10.1 to Form 10-Q for the quarter ended 9/30/04).

10.25.b	Connecticut Water Service, Inc. Performance Stock Program Non-Qualified Stock Option Grant Form. (Exhibit 10.2 to Form 10-Q for the quarter ended 9/30/04).

10.26	Loan Agreement dated as of February 15, 1991 between Indianapolis Life Insurance Company and The Barnstable Water Company. (Exhibit 10.26 to Form 10-K for the year ended 12/31/01).

Exhibit
Number	Description
10.27	Guaranty Agreement by Connecticut Water Service, Inc. and Second Amendment to Note Agreement of Barnstable Water Company dated as of February 23, 2001. (Exhibit 10.27 to Form 10-K for the year ended 12/31/01).

10.28*	Asset Purchase Agreement by and among Connecticut Water Service, Inc., Barnstable Holding Company, Barnstable Water Company, BARLACO, Inc., and The Town of Barnstable, Massachusetts, dated as of March 10, 2005.

23.1*	Consent of Independent Registered Public Accounting Firm

24.*	Power of Attorney

31.1*	Rule 13a-14 Certification of Marshall T. Chiaraluce, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32.1*	Certification of Marshall T. Chiaraluce, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	= filed herewith

Note:	Exhibits 10.1 through 10.13, 10.24 and 10.25 set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTICUT WATER SERVICE, INC.
Registrant

	By	/s/ Marshall T. Chiaraluce

March 31, 2005		Marshall T. Chiaraluce
President, Chairman of the Board and Chief
Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Connecticut Water Service, Inc. in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marshall T. Chiaraluce

Marshall T. Chiaraluce	Director, President Chairman	March 31, 2005
(Principal Executive Officer)	of the Board, and Chief
Executive Officer

/s/ David C. Benoit

David C. Benoit	Vice President – Finance,	March 31, 2005
(Principal Financial and Accounting Officer)	Chief Financial Officer and
Treasurer

/s/ Roger Engle*	Director	March 31, 2005

Roger Engle

/s/ Mary Ann Hanley*	Director	March 31, 2005

Mary Ann Hanley

/s/ Marcia Hincks*	Director	March 31, 2005

Marcia Hincks

/s/ Mark G. Kachur*	Director	March 31, 2005

Mark G. Kachur

/s/ David A. Lentini*	Director	March 31, 2005

David A. Lentini

/s/ Ronald D. Lengyel*	Director	March 31, 2005

Ronald D. Lengyel

/s/ Robert F. Neal*	Director	March 31, 2005

Robert F. Neal

/s/ Arthur C. Reeds*	Director	March 31, 2005

Arthur C. Reeds

/s/ Lisa J. Thibdaue*	Director	March 31, 2005

Lisa J. Thibdaue

/s/ Carol P. Wallace*	Director	March 31, 2005

Carol P. Wallace

/s/ Donald B. Wilbur*	Director	March 31, 2005

Donald B. Wilbur

* - Signed by David C. Benoit, Power of Attorney

S-1

CONNECTICUT WATER SERVICE, INC. and SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance	Additions	Deductions	Balance
(In thousands)	Beginning	Charged to	From	End of
Description	of Year	Income	Reserves (1)	Year
Allowance for Uncollectible Accounts
Year Ended December 31, 2004	$271	$61	$120	$212

Year Ended December 31, 2003	$240	$186	$155	$271

Year Ended December 31, 2002	$234	$165	$159	$240

(1) Amounts charged off as uncollectible after deducting recoveries.