Form 10-Q
period 2005-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2005-05-10
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

TO

Commission File Number       0-8084

Connecticut Water Service, Inc.

(Exact name of registrant as specified in its charter)

Connecticut	06-0739839
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

93 West Main Street, Clinton, CT	06413-1600
(Address of principal executive offices)	(Zip Code)

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

Yes ☑    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

8,067,704

Number of shares of common stock outstanding, March 31, 2005
(Includes 48,697 common stock equivalent shares awarded under the Performance Stock Program)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
March 31, 2005 and 2004

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
At March 31, 2005 and December 31, 2004
(In thousands)

	March 31,	Dec. 31,
	2005	2004
	(Unaudited)	(Unaudited)
ASSETS
Utility Plant	$324,145	$333,985
Construction Work in Progress	7,110	7,463
Utility Plant Acquisition Adjustments	(1,273)	(1,273)

	329,982	340,175
Accumulated Provision for Depreciation	(94,686)	(98,399)

Net Utility Plant	235,296	241,776

Other Property and Investments	4,074	4,298

Cash and Cash Equivalents	1,617	707
Accounts Receivable (Less Allowance, 2005 - $212; 2004 - $212)	5,417	5,702
Accrued Unbilled Revenues	4,004	4,064
Materials and Supplies, at Average Cost	850	869
Prepayments and Other Current Assets	1,498	3,923
Barnstable and Barlaco Assets Held for Sale	6,676	—

Total Current Assets	20,062	15,265

Unamortized Debt Issuance Expense	6,995	7,169
Unrecovered Income Taxes	16,491	16,173
Post-retirement Benefits Other Than Pension	1,295	1,088
Goodwill	3,608	3,608
Deferred Charges and Other Costs	1,655	1,563

Total Regulatory and Other Long-Term Assets	30,044	29,601

Total Assets	$289,476	$290,940

CAPITALIZATION AND LIABILITIES

Common Stockholders’ Equity	$88,940	$87,865
Preferred Stock	847	847
Long-Term Debt	65,124	66,399

Total Capitalization	154,911	155,111

Current Portion of Long Term Debt	1,451	326
Interim Bank Loans Payable	8,650	5,650
Accounts Payable and Accrued Taxes, Interest and Other Expenses	3,512	9,413
Other Current Liabilities	347	559
Barnstable Advances and Contributions in Aid of Construction Held for Sale	1,602	—

Total Current Liabilities	15,562	15,948

Advances for Construction	27,090	27,157
Contributions in Aid of Construction	44,682	46,111
Deferred Federal and State Income Taxes	24,614	24,249
Unfunded Future Income Taxes	13,207	13,096
Long-term Compensation Arrangements	7,603	7,445
Unamortized Investment Tax Credits	1,807	1,823
Commitments and Contingencies

Total Long-Term Liabilities	119,003	119,881

Total Capitalization and Liabilities	$289,476	$290,940

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At March 31, 2005 and December 31, 2004
(In thousands, except share data)

	March 31,	Dec. 31,
	2005	2004
	(Unaudited)	(Unaudited)
Common Stockholders’ Equity
Common Stock Without Par Value Authorized - 15,000,000 Shares;	$57,716	$57,111
Shares Issued and Outstanding: 2005 - 8,067,704 ; 2004 - 8,035,199
Stock Issuance Expense	(1,597)	(1,597)
Retained Earnings	32,562	32,264
Accumulated Other Comprehensive Income	259	87

Total Common Stockholders’ Equity	88,940	87,865

Preferred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472

Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Cumulative Preferred Stock of Barnstable Water Company Voting, $100 Par Value; Authorized, Issued and Outstanding 750 shares. Redeemable at $105 per share	75	75

Total Preferred Stock	847	847

Long-Term Debt
The Connecticut Water Company
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,640	9,640
5.125% 1998 Series B, due 2028	7,685	7,685
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,930	14,930
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550

Total Connecticut Water Company	62,305	62,305

Crystal Water Utilities Corporation
8.0% New London Trust, Due 2017	109	111

Crystal Water Company of Danielson
7.82% Connecticut Development Authority, Due 2021	451	455

Chester Realty
6% Note Payable, Due 2006	35	35

Barnstable Water Company
10.2% Indianapolis Life Insurance Co., Due 2011	1,225	1,325

Unionville Water Company
8.125% Farmington Savings Bank, Due 2011	934	963
3.56% State of Connecticut, Due 2023	1,516	1,531

Total Unionville	2,450	2,494

Total Connecticut Water Service, Inc.	66,575	66,725

Less Current Portion	(1,451)	(326)

Total Long-Term Debt	65,124	66,399

Total Capitalization	$154,911	$155,111

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2005 and 2004
(In thousands, except per share amounts)

	2005	2004
	(Unaudited)	(Unaudited)
Operating Revenues	$11,422	$10,919

Operating Expenses
Operation and Maintenance	5,561	5,624
Depreciation	1,503	1,511
Income Taxes	755	529
Taxes Other Than Income Taxes	1,365	1,349

Total Operating Expenses	9,184	9,013

Utility Operating Income	2,238	1,906

Other Income (Deductions), Net of Taxes
Gain on Property Transactions	261	706
Non-Water Sales Earnings	240	147
Allowance for Funds Used During Construction	121	99
Other	39	37

Total Other Income (Deductions), Net of Taxes	661	989

Interest and Debt Expense
Interest on Long-Term Debt	704	701
Other Interest Charges	122	136
Amortization of Debt Expense	88	74

Total Interest and Debt Expense	914	911

Net Income Before Preferred Dividends	1,985	1,984
Preferred Stock Dividend Requirement	9	9

Net Income Applicable to Common Stock	$1,976	$1,975

Weighted Average Common Shares Outstanding:
Basic	8,047	7,973
Diluted	8,084	8,023

Earnings Per Common Share:
Basic	$0.25	$0.25
Diluted	$0.24	$0.25

Dividends Per Common Share	$0.2100	$0.2075

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2005 and 2004
(In thousands)

	2005	2004
	(Unaudited)	(Unaudited)
Net Income	$1,976	$1,975

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Benefit (Expense) net of tax expense (benefit) of $115 in 2005; ($117) in 2004	172	(175)

Comprehensive Income	$2,148	$1,800

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended March 31, 2005 and 2004
(In thousands, except per share amounts)

	2005	2004
	(Unaudited)	(Unaudited)
Balance at Beginning of Period	$32,264	$29,549
Net Income Before Preferred Dividends of Parent	1,985	1,984

	34,249	31,533

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	3	3
Cumulative Preferred, Series $.90, $.225 per share	6	6
Common Stock - 2005 $.21 per share; 2004 $.2075 per share	1,678	1,654

	1,687	1,663

Balance at End of Period	$32,562	$29,870

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(In thousands)

	2005	2004
	(Unaudited)	(Unaudited)

Operating Activities:
Net Income Before Preferred Dividends of Parent	$1,985	$1,984

Adjustments to Reconcile Net Income to Net Cash
Provided by (Used for) Operating Activities:
Depreciation (including $50 in 2005, $50 in 2004 charged to other accounts)	1,553	1,561
Change in Assets and Liabilities:
Decrease in Accounts Receivable and Accrued Unbilled Revenues	345	1,127
(Increase) Decrease in Other Current Assets	2,396	(1,430)
(Increase) in Other Non-Current Items	(151)	(618)
(Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	(6,113)	(2,960)
Increase in Deferred Income Taxes and Investment Tax Credits, Net	349	234

Total Adjustments	(1,621)	(2,086)

Net Cash and Cash Equivalents Provided by (Used for) Operating Activities	364	(102)

Investing Activities:
Gross Additions to Utility Plant (including Allowance for Funds Used During Construction of $135 in 2005 and $99 in 2004)	(1,425)	(15)

Financing Activities:
Proceeds from Interim Bank Loans	8,650	12,000
Repayment of Interim Bank Loans	(5,650)	(9,700)
Proceeds from Issuance of Common Stock	605	469
Proceeds from Long-Term Debt	0	12,500
Reduction of Long-Term Debt including Current Portion	(150)	(12,182)
Costs to Issue Debt and Common Stock	86	(1,060)
Advances, Contributions and Funds From Others for Construction, Net	117	405
Cash Dividends Paid	(1,687)	(1,663)

Net Cash and Cash Equivalents Provided by (Used in) Financing Activities	1,971	769

Net Increase (Decrease) in Cash and Cash Equivalents	910	652
Cash and Cash Equivalents at Beginning of Year	707	1,122

Cash and Cash Equivalents at End of Period	$1,617	$1,774

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$1,199	$1,067
State and Federal Income Taxes	$591	$100

The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the period ended December 31, 2004.

     The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

2.       Stock-Based Compensation

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

	Three Months Ended
	March 31
	2005	2004
(in thousands, except for per share data)
Net income, as reported	$1,976	$1,975
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	84	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(107)	(69)

Pro forma net income	$1,953	$1,907

Earnings per share:
Basic – as reported	$0.25	$0.25
Basic – pro forma	$0.24	$0.24

Diluted – as reported	$0.24	$0.25
Diluted – pro forma	$0.24	$0.24

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

3.       Pension and Other Postretirement Benefits

Pension Benefits
Components of Net Periodic Cost
Three months ended March 31	2005	2004

Service Cost	$274	$237
Interest Cost	381	365
Expected Return on Plan Assets	(411)	(386)
Amortization of Transition Obligation	3	3
Amortization of Prior Service Cost	24	27
Amortization of Net (Gain) Loss	68	24

Net Periodic Benefit Cost	$339	$270

Other Postretirement Benefits
Components of Net Periodic Cost	Connecticut Water		Barnstable Water
Three months ended March 31	2005	2004	2005	2004

Service Cost	$100	$75	$—	$1
Interest Cost	93	79	2	2
Expected Return on Plan Assets	(43)	(42)	—	—
Amortization of Transition Obligation	30	31	2	1
Amortization of Net (Gain) Loss	28	(5)	(1)	(1)

Net Periodic Benefit Cost	$208	$138	$3	$3

     The Company has concluded that the postretirement welfare plan’s benefits will be considered actuarially equivalent to the benefits provided by Medicare Part D. The Company does not intend to apply for the government subsidy for postretirement prescription drug benefits, even though it expects to be eligible. Therefore, the impact of the subsidy on the plan’s liabilities are not reflected in the March 31, 2005 disclosure.

4.       Earnings per Share

     Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below (fully diluted shares include the effect of unexercised stock options):

	3 Months Ended
	03/31/05	03/31/04
Common Shares Outstanding:

End of period:	8,067,704	7,986,267

Weighted Average Shares Outstanding:

Days outstanding basis
Basic	8,047,016	7,973,347

Fully Diluted	8,084,124	8,022,884

5.       Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory (an amendment to ARB No. 43)” was issued in November 2004 and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 with prospective application. The Company has analyzed the potential effect of the provisions of SFAS No. 151 and does not expect any significant impact.

     Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)” was issued in March 2005. This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. The Company is currently evaluating the potential impact of this Interpretation.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     In April 2005, the Securities and Exchange Commission issued a rule that amends the implementation dates for SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). The new rule calls for the implementation of SFAS 123R at the beginning of the first quarter of 2006, instead of the third quarter of 2005. Although the compensation expense required under the revised statement differs slightly, the impacts on the Company’s quarterly financial statements in 2006 are expected to be similar to the pro forma disclosures included in Note 2 above.

6.       Segment Reporting

     The Company operates principally in three business segments: water activities, real estate transactions, and services and rentals. Financial data for the segments is as follows in thousands of dollars:

Three Months Ended March 31, 2005

		Pre-tax
Segment	Revenues	Income	Income Tax	Net Income
Water Activities	$11,422	$2,230	$755	$1,475
Real Estate Transactions	475	427	166	261
Services & Rentals	971	394	154	240

Total	$12,868	$3,051	$1,075	$1,976

Three Months Ended March 31, 2004

		Pre-tax
Segment	Revenues	Income	Income Tax	Net Income
Water Activities	$10,919	$1,637	$515	$1,122
Real Estate Transactions	—	(29)	(735)	706
Services & Rentals	872	245	98	147

Total	$11,791	$1,853	$(122)	$1,975

7.       Assets Held for Sale

     On March 31, 2005, the Barnstable Town Council approved the agreement the Town had entered into with the Company to purchase the assets of the Barnstable Water Company for $10,000,000 and all the land owned by BARLACO for an additional $1,000,000. The sale of the water company assets is expected to close in the second or third quarter of 2005 and the sale of the BARLACO land is expected to close early in 2006. The Town and the Company have agreed to enter into a one year management contract for the Company to provide the Town with full operating and management services for the water system operations beginning upon the sale of the water company’s assets to the Town. This management contract may be terminated within the 12 month period by 30 days written notice by either party.

     The pending sale of Barnstable’s assets has not been classified as ‘Discontinued Operations’ in the Consolidated Statements of Income because we anticipate that our ongoing cash flows from the management contract after the sale will be material in relation to the current cash flows generated from these assets. Currently we are recording the Barnstable operations in our ‘Water Activities’ business segment. After the sale, we will record the results of the management contract in our ‘Services and Rentals’ segment.

     The following is a breakdown of the consolidated book basis of the assets and related advances and CIAC being held for sale as of March 31, 2005:

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Assets Held for Sale:
Barnstable Water Company
Utility Plant	$11,306,000
Accumulated Depreciation	(4,965,000)

Net Utility Plant	6,341,000
Materials & Supplies	48,000
BARLACO
Other Property and Investments	287,000

Total Assets	$6,676,000

Advances and CIAC Held for Sale:
Barnstable Water Company
Advances for Construction	$133,000
Contribution in Aid of Construction	1,469,000

Total Advances and CIAC	$1,602,000

     The Company will pay off Barnstable’s $1,225,000 long-term debt balance with Indianapolis Life Insurance Company when the sale of the Barnstable assets is closed. As part of this transaction, the Company expects to pay a prepayment fee of approximately $300,000.

     The Company expects to record an after-tax gain of approximately $2.7 million in 2005 relating to the sale of the water company assets and an after-tax gain of $1.4 million (including of tax benefits due to the sale of the land to the Town being a bargain sale) in 2006 relating to the sale of the BARLACO land.

     The revenues and net income generated from the Barnstable operations were:

	3 Months Ended	3 Months Ended	12 Months Ended
	March 31, 2005	March 31, 2004	December 31, 2004
Operating Revenues	$498	$530	$2,485
Pretax profit (loss)	$(11)	$58	$473

The contract with the Town provides the Company with a fee of $130,000 a month for operations and maintenance labor and specific non-labor expenses.

     BARLACO is a real estate company which holds its land for sale. BARLACO did not sell any land in 2005 or 2004.

Part I, Item 2:       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Regulatory Matters and Inflation

     During the three months ended March 31, 2005, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2004.

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

     Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations. The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions. The Company’s most critical accounting policies pertain to public utility regulation related to Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (FAS 71), revenue recognition, and pension plan accounting. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes in the application of critical accounting policies or estimates during the first quarter of 2005.

     Management must use informed judgments and best estimates to properly apply these critical accounting policies. Because of the uncertainty in these estimates, actual results could differ from estimates used in applying the

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

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

     Interim Bank Loans Payable at March 31, 2005 was $8,650,000.

     We consider the current $15,500,000 lines of credit with four banks adequate to finance any expected short-term borrowing requirements that may arise in 2005. The bank lines of credit have expiration dates ranging from October 2005 through May 2006. Interest expense charged on interim bank loans will fluctuate based on market interest rates.

     The Company is currently in the process of negotiating additional fixed-rate, long-term borrowings from the Connecticut Development Authority to fund ongoing and planned capital improvement projects. The Company plans to submit applications to the Connecticut Department of Public Utility Control (DPUC) with respect to these anticipated borrowings in the near future. The ability of the Company to complete these borrowing transactions will depend upon the receipt of final decisions of the DPUC with terms acceptable to the Company, which have not yet been issued, and the successful completion of negotiations with the Authority and the execution of definitive borrowing agreements.

Off-Balance Sheet Arrangements and Contractual Obligations

     During the three months ended March 31, 2005, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2004.

Results of Operations

     The following factors had a significant effect upon the Company’s net income for the three months ended March 31, 2005 as compared with the net income for the same period last year.

     Net income applicable to common stock for the three months ended March 31, 2005 increased from that of the prior year by $1,000, which resulted in the same earnings per basic average common share for the same period ended due to an increased number of common shares outstanding. This increase in net income broken down by business segment is as follows:

Increase
(Decrease)
Business Segment	Net Income
Water Activities	$353,000
Real Estate Transactions	(445,000)
Services and Rentals	93,000

Total	$1,000

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

     The $353,000 increase in the Water Activity segment’s net income was primarily due to the net effects of several large variances listed below.

     -  a $503,000 increase in Operating Revenue primarily due to a 1.4% increase in the number of metered customers served, a 11.8% increase in revenues from our industrial customers due to increased consumption and a 1.9% increase in fire protection revenues due to system expansion which increased the number of fire hydrants and revenue generating mains upon which these charges are based.

     -  a $63,000 decrease in Operation and Maintenance Expense, primarily due to decreases in labor costs.

     -  a $226,000 increase in Income Tax Expense primarily due a 36% increase in pre-tax net income and a 2% higher effective income tax rate due to flow through accounting related to book/tax timing differences.

     -  a $22,000 increase in Allowance for Funds Used for Construction related to a dam reconstruction project.

     The decrease in the Real Estate segment’s net income was a result of a sale of small parcel of land (74 acres) in the first quarter of 2005 which resulted in a net profit of $261,000 compared with a donation of 133 acres of land in the first quarter of 2004 which generated a net profit of $706,000.

     The 63% increase in the Services and Rentals segment’s net income was primarily due to higher revenues from the Company’s LinebackerTM Service Line Maintenance program and from antenna site leases and increased net income from contracted services.

Commitments and Contingencies

Reverse Privatization

     On March 31, 2005, the Barnstable Town Council approved the agreement the Town had entered into with the Company to purchase the assets of the Barnstable Water Company for $10,000,000 and all the land owned by BARLACO for an additional $1,000,000. The sale of the water company assets is expected to close in the second or third quarter of 2005 and the sale of the BARLACO land is expected to close early in 2006. See Footnote 7 for further details.

     There were no other material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2004.

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

     Our water companies are subject to various federal and state regulatory agencies concerning water quality and environmental standards. Generally, the water industry is materially dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant. The ability to maintain our operating costs at the lowest possible level, while providing good quality water service, is beneficial to customers and stockholders. Profitability is also dependent on the timeliness of rate relief, when necessary, and numerous factors over which we have little or no control, such as the quantity of rainfall and temperature, industrial demand, financing costs, energy rates, tax rates, stock market trends which may affect the return earned on pension assets, and compliance with environmental and water quality regulations. The profitability of our other revenue sources is subject to the amount of land we have available for sale and/or donation, the demand for the land, the continuation of the current state tax benefits relating to the donation of land for open space purposes, regulatory approval of land dispositions, the demand for telecommunications antenna site leases and

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

the successful extensions and expansion of our service contract work. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries and its use of the interest rate swap agreement discussed below. The Company has $15,500,000 of variable rate lines of credit with four banks, under which interim bank loans payable at March 31, 2005 were $8,650,000. In the third quarter 2004, the Company refinanced $9,550,000 of fixed rate bonds with variable rate bonds.

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

     Management does not believe that changes in interest rates will have a material effect on income or cash flow during 2005, although there can be no assurances that interest rates will not significantly change.

Part I, Item 4:       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of March 31, 2005, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 13a-15(e)). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure to be made within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II, Item 5:       Other Information

     On April 8, 2005, the Company was notified by the National Labor Relations Board that the International Union of Operating Engineers, Local 478 (“Union”) has petitioned the NLRB to organize a vote by the Company’s employees to authorize the Union to represent a portion of the Company’s employees for purposes of collective bargaining with the Company. A representation hearing was conducted before the NLRB on April 18, 2005 in Hartford, Connecticut. A vote concerning representation by the Union of the Company’s 99 employees eligible to be in the proposed bargaining unit will be held on May 19, 2005.

     On April 27, 2005 the Connecticut Department of Public Utility Control granted its approval for the Company to merge two of its Connecticut operating subsidiaries (Gallup with and into Crystal). The Company expects to complete the merger in the second quarter of 2005. The merger is a prelude to the Company seeking rate relief for the combined entity later this year.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

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

     • filed herewith

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)
Date: May 10, 2005	By	/s/ David C. Benoit
David C. Benoit
Vice President - Finance

Date: May 10, 2005	By	/s/ Peter J. Bancroft
Peter J. Bancroft
Assistant Treasurer