Form 10-Q
period 2005-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2005-08-09
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
TO
Commission File Number          0-8084
Connecticut Water Service, Inc.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0739839 (I.R.S. Employer Identification No.)

93 West Main Street, Clinton, CT (Address of principal executive offices)	06413-1600 (Zip Code)
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
8,096,542
Number of shares of common stock outstanding, June 30, 2005
(Includes 49,105 common stock equivalent shares awarded under the Performance Stock Program)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Financial Report
June 30, 2005 and 2004

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
At June 30, 2005 and December 31, 2004
(In thousands)

	June 30,	Dec. 31,
	2005	2004
	(Unaudited)	(Unaudited)
ASSETS
Utility Plant	$329,574	$333,985
Construction Work in Progress	6,357	7,463
Utility Plant Acquisition Adjustments	(1,273)	(1,273)

	334,658	340,175
Accumulated Provision for Depreciation	(95,825)	(98,399)

Net Utility Plant	238,833	241,776

Other Property and Investments	10,810	4,298

Cash and Cash Equivalents	102	707
Accounts Receivable (Less Allowance, 2005 - $182; 2004 - $212)	5,067	5,702
Accrued Unbilled Revenues	4,053	4,064
Materials and Supplies, at Average Cost	891	869
Prepayments and Other Current Assets	894	3,923
Barlaco Assets Held for Sale	305	—

Total Current Assets	11,312	15,265

Unamortized Debt Issuance Expense	6,931	7,169
Unrecovered Income Taxes	16,097	16,173
Post-retirement Benefits Other Than Pension	1,502	1,088
Goodwill	3,608	3,608
Deferred Charges and Other Costs	1,336	1,563

Total Regulatory and Other Long-Term Assets	29,474	29,601

Total Assets	$290,429	$290,940

CAPITALIZATION AND LIABILITIES

Common Stockholders’ Equity	$91,893	$87,865
Preferred Stock	847	847
Long-Term Debt	64,615	66,399

Total Capitalization	157,355	155,111

Current Portion of Long Term Debt	226	326
Interim Bank Loans Payable	7,750	5,650
Accounts Payable and Accrued Taxes, Interest and Other Expenses	4,664	9,413
Other Current Liabilities	592	559

Total Current Liabilities	13,232	15,948

Advances for Construction	27,930	27,157
Contributions in Aid of Construction	44,797	46,111
Deferred Federal and State Income Taxes	24,437	24,249
Unfunded Future Income Taxes	12,720	13,096
Long-term Compensation Arrangements	8,240	7,445
Unamortized Investment Tax Credits	1,718	1,823
Commitments and Contingencies

Total Long-Term Liabilities	119,842	119,881

Total Capitalization and Liabilities	$290,429	$290,940

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CAPITALIZATION
At June 30, 2005 and December 31, 2004
(In thousands, except share data)

	June 30,	Dec. 31,
	2005	2004
	(Unaudited)	(Unaudited)
Common Stockholders’ Equity
Common Stock Without Par Value Authorized - 15,000,000 Shares;	$58,401	$57,111
Shares Issued and Outstanding: 2005 - 8,096,542 ; 2004 - 8,035,199
Stock Issuance Expense	(1,598)	(1,597)
Retained Earnings	34,955	32,264
Accumulated Other Comprehensive Income	135	87

Total Common Stockholders’ Equity	91,893	87,865

Preferred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472

Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Cumulative Preferred Stock of Barnstable Water Company
Voting, $100 Par Value; Authorized, Issued and Outstanding 750 shares. Redeemable at $105 per share.	75	75

Total Preferred Stock	847	847

Long-Term Debt
The Connecticut Water Company
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,640	9,640
5.125% 1998 Series B, due 2028	7,685	7,685
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,930	14,930
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550

Total Connecticut Water Company	62,305	62,305

Crystal Water Utilities Corporation
8.0% New London Trust, Due 2017	108	111

Crystal Water Company of Danielson
7.82% Connecticut Development Authority, Due 2021	—	455

Chester Realty
6% Note Payable, Due 2006	23	35

Barnstable Water Company
10.2% Indianapolis Life Insurance Co., Due 2011	—	1,325

Unionville Water Company
8.125% Farmington Savings Bank, Due 2011	904	963
3.56% State of Connecticut, Due 2023	1,501	1,531

Total Unionville	2,405	2,494

Total Connecticut Water Service, Inc.	64,841	66,725

Less Current Portion	(226)	(326)

Total Long-Term Debt	64,615	66,399

Total Capitalization	$157,355	$155,111

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2005 and 2004
(In thousands, except per share amounts)

	2005	2004
	(Unaudited)	(Unaudited)
Operating Revenues	$11,409	$11,959

Operating Expenses
Operation and Maintenance	6,478	5,483
Depreciation	1,473	1,456
Income Taxes	334	987
Taxes Other Than Income Taxes	1,327	1,270
Gain on Sale of Assets of Barnstable Water Co, Net of Taxes	(2,794)	—

Total Operating Expenses	6,818	9,196

Utility Operating Income	4,591	2,763

Other Income, Net of Taxes
Non-Water Sales Earnings	281	240
Allowance for Funds Used During Construction	150	100
Other	36	21

Total Other Income, Net of Taxes	467	361

Interest and Debt Expense
Interest on Long-Term Debt	750	837
Other Interest Charges	133	75
Amortization of Debt Expense	87	76

Total Interest and Debt Expense	970	988

Net Income Before Preferred Dividends	4,088	2,136
Preferred Stock Dividend Requirement	10	10

Net Income Applicable to Common Stock	$4,078	$2,126

Weighted Average Common Shares Outstanding:
Basic	8,078	7,992
Diluted	8,118	8,030

Earnings Per Common Share:
Basic	$0.50	$0.26
Diluted	$0.50	$0.26

Dividends Per Common Share	$0.2100	$0.2075
The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2005 and 2004
(In thousands, except per share amounts)

	2005	2004
	(Unaudited)	(Unaudited)
Operating Revenues	$22,831	$22,878

Operating Expenses
Operation and Maintenance	12,039	11,107
Depreciation	2,976	2,967
Income Taxes	1,089	1,516
Taxes Other Than Income Taxes	2,692	2,619
Gain on Sale of Assets of Barnstable Water Co, Net of Taxes	(2,794)	—

Total Operating Expenses	16,002	18,209

Utility Operating Income	6,829	4,669

Other Income, Net of Taxes
Gain on Real Estate Transactions	261	706
Non-Water Sales Earnings	521	387
Allowance for Funds Used During Construction	271	199
Other	75	58

Total Other Income, Net of Taxes	1,128	1,350

Interest and Debt Expense
Interest on Long-Term Debt	1,454	1,538
Other Interest Charges	255	211
Amortization of Debt Expense	175	150

Total Interest and Debt Expense	1,884	1,899

Net Income Before Preferred Dividends	6,073	4,120
Preferred Stock Dividend Requirement	19	19

Net Income Applicable to Common Stock	$6,054	$4,101

Weighted Average Common Shares Outstanding:
Basic	8,063	7,983
Diluted	8,102	8,027

Earnings Per Common Share:
Basic	$0.75	$0.51
Diluted	$0.75	$0.51

Dividends Per Common Share	$0.4200	$0.4150
The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2005 and 2004
(In thousands)

	2005	2004
	(Unaudited)	(Unaudited)
Net Income	$4,078	$2,126

Other Comprehensive Income, net of tax Qualified Cash Flow Hedging Instrument Benefit (Expense) net of tax expense (benefit) of $(88) in 2005; $253 in 2004	(124)	376

Comprehensive Income	$3,954	$2,502

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Six Months Ended June 30, 2005 and 2004
(In thousands, except per share amounts)

	2005	2004
	(Unaudited)	(Unaudited)
Net Income	$6,054	$4,101

Other Comprehensive Income, net of tax Qualified Cash Flow Hedging Instrument Benefit (Expense) net of tax expense (benefit) of $27 in 2005; $135 in 2004	48	201

Comprehensive Income	$6,102	$4,302

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended June 30, 2005 and 2004
(In thousands, except per share amounts)

	2005	2004
	(Unaudited)	(Unaudited)
Balance at Beginning of Period	$32,562	$29,870
Net Income Before Preferred Dividends of Parent	4,088	2,136

	36,650	32,006

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	3	3
Cumulative Preferred, Series $.90, $.225 per share	7	7
Common Stock - 2005 $.21 per share; 2004 $.2075 per share	1,685	1,649

	1,695	1,659

Balance at End of Period	$34,955	$30,347

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Six Months Ended June 30, 2005 and 2004
(In thousands, except per share amounts)

	2005	2004
	(Unaudited)	(Unaudited)
Balance at Beginning of Period	32,264	$29,549
Net Income Before Preferred Dividends of Parent	6,073	4,120

	38,337	33,669

Dividends Declared:
Cumulative Preferred, Class A, $.40 per share	6	6
Cumulative Preferred, Series $.90, $.45 per share	13	13
Common Stock - 2005 $.42 per share; 2004 $.415 per share	3,363	3,303

	3,382	3,322

Balance at End of Period	$34,955	$30,347

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(In thousands)

	2005	2004
	(Unaudited)	(Unaudited)
Operating Activities:
Net Income Before Preferred Dividends of Parent	$6,073	$4,120

Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Gain on Sale of Assets of Barnstable Water Company Assets Sold	(4,528)
Depreciation (including $99 in 2005, $97 in 2004 charged to other accounts)	3,074	3,064
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues	646	(278)
(Increase) Decrease in Other Current Assets	2,930	(689)
(Increase) Decrease in Other Non-Current Items	568	(396)
(Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	(4,716)	(2,444)
Increase (Decrease) in Deferred Income Taxes and Investment Tax Credits, Net	(217)	603

Total Adjustments	(2,243)	(140)

Net Cash and Cash Equivalents Provided by Operating Activities	3,830	3,980

Investing Activities:
Gross Additions to Utility Plant (including Allowance for Funds Used During Construction of $318 in 2005 and $239 in 2004)	(6,577)	(3,092)
Proceeds from Sale of Barnstable Water Company Assets (Net of $78 in Transaction Costs)	9,922	—
Investment Fund — Proceeds of Barnstable Water Company Assets Sale	(6,724)	—

Net Cash (Used in) Investing Activities	(3,379)	(3,092)

Financing Activities:
Proceeds from Interim Bank Loans	7,750	8,700
Repayment of Interim Bank Loans	(5,650)	(9,700)
Proceeds from Issuance of Common Stock	1,290	602
Proceeds from Long-Term Debt	—	14,060
Reduction of Long-Term Debt including Current Portion	(1,884)	(12,222)
Costs to Issue Debt and Common Stock	62	(860)
Costs to Prepay Long-Term Debt	(315)	—
Advances, Contributions and Funds From Others for Construction, Net	1,073	1,464
Cash Dividends Paid	(3,382)	(3,322)

Net Cash and Cash Equivalents Provided by (Used in) Financing Activities	(1,056)	(1,278)

Net (Decrease) in Cash and Cash Equivalents	(605)	2,702
Cash and Cash Equivalents at Beginning of Year	707	1,122

Cash and Cash Equivalents at End of Period	$102	$3,824

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$1,650	$1,685
State and Federal Income Taxes	$1,089	$1,304
The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the period ended December 31, 2004 and as updated in the Company’s March 31, 2005 Form
10-Q.
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

	Three Months Ended
	June 30,
	2005	2004
(in thousands, except for per share data)
Net income, as reported	$4,078	$2,126
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	65	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(78)	(68)

Pro forma net income	$4,065	$2,059

Earnings per share:
Basic — as reported	$0.50	$0.26
Basic — pro forma	$0.50	$0.26

Diluted — as reported	$0.50	$0.26
Diluted — pro forma	$0.50	$0.26

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

	Six Months Ended
	June 30
	2004	2005
(in thousands, except for per share data)
Net income, as reported	$6,054	$4,101
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	149	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(185)	(137)

Pro forma net income	$6,018	$3,966

Earnings per share:
Basic — as reported	$0.75	$0.51
Basic — pro forma	$0.75	$0.50

Diluted — as reported	$0.74	$0.51
Diluted — pro forma	$0.74	$0.49
     See Note 5, “Accounting Pronouncements,” for a discussion of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) and its effect on the Company’s financial statements in 2006.
3. Pension and Other Postretirement Benefits

Pension Benefits
Components of Net Periodic Cost
Three months ended June 30	2005	2004

Service Cost	$251	$238
Interest Cost	395	364
Expected Return on Plan Assets	(412)	(400)
Amortization of Transition Obligation	2	3
Amortization of Prior Service Cost	25	27
Amortization of Net (Gain) Loss	93	24

Net Periodic Benefit Cost	$354	$256

Other Postretirement Benefits
Components of Net Periodic Cost	Connecticut Water		Barnstable Water
Three months ended June 30	2005	2004	2005	2004

Service Cost	$100	$75	$1	$—
Interest Cost	93	79	1	1
Expected Return on Plan Assets	(43)	(43)	—	—
Amortization of Transition Obligation	30	31	1	2
Amortization of Net (Gain) Loss	27	(5)	—	—

Net Periodic Benefit Cost	$207	$137	$3	$3

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Pension Benefits
Components of Net Periodic Cost
Six months ended June 30	2005	2004

Service Cost	$525	$475
Interest Cost	776	729
Expected Return on Plan Assets	(823)	(786)
Amortization of Transition Obligation	5	6
Amortization of Prior Service Cost	49	54
Amortization of Net (Gain) Loss	161	48

Net Periodic Benefit Cost	$693	$526

Other Postretirement Benefits
Components of Net Periodic Cost	Connecticut Water		Barnstable Water
Six months ended June 30	2005	2004	2005	2004

Service Cost	$200	$150	$1	$1
Interest Cost	186	158	3	3
Expected Return on Plan Assets	(86)	(85)	—	—
Amortization of Transition Obligation	60	62	3	3
Amortization of Net (Gain) Loss	55	(10)	(1)	(1)

Net Periodic Benefit Cost	$415	$275	$6	$6

     The Company has concluded that the postretirement welfare plan’s benefits will be considered actuarially equivalent to the benefits provided by Medicare Part D. The Company does not intend to apply for the government subsidy for postretirement prescription drug benefits, even though it expects to be eligible. Therefore, the impact of the subsidy on the plan’s liabilities is not reflected in the June 30, 2005 disclosure.
4. Earnings per Share
     Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below (fully diluted shares include the effect of unexercised stock options):

	3 Months Ended		6 Months Ended
	06/30/05	06/30/04	06/30/05	06/30/04
Common Shares Outstanding:

End of period:	8,096,542	8,003,328	8,096,542	8,003,328

Weighted Average Shares Outstanding:

Days outstanding basis
Basic	8,078,110	7,991,703	8,062,649	7,982,525

Fully Diluted	8,117,728	8,030,473	8,101,729	8,026,654

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
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
     In April 2005, the Securities and Exchange Commission issued a rule that amends the implementation dates for SFAS 123R. The new rule calls for the implementation of SFAS 123R at the beginning of the first quarter of 2006, instead of the third quarter of 2005. Although the compensation expense required under the revised statement differs slightly, the impacts on the Company’s quarterly financial statements in 2006 are expected to be similar to the pro forma disclosures included in Note 2 above.
     In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (FAS 154), which changes the requirements for the accounting and reporting of a change in accounting principle. FAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. FAS 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. FAS 154 is effective for the Company for accounting changes and correction of errors made on or after January 1, 2006.
6. Segment Reporting
     The Company operates principally in three business segments: water activities, real estate transactions, and services and rentals. Financial data for the segments is as follows in thousands of dollars:

	Three Months Ended June 30, 2005
		Pre-tax
Segment	Revenues	Income	Income Tax	Net Income
Water Activities	$11,409	$5,937	$2,140	$3,797
Real Estate Transactions	—	—	—	—
Services & Rentals	1,238	455	174	281

Total	$12,647	$6,392	$2,314	$4,078

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

	Three Months Ended June 30, 2004
		Pre-tax
Segment	Revenues	Income	Income Tax	Net Income
Water Activities	$11,959	$2,862	$976	$1,886
Real Estate Transactions	—	—	—	—
Services & Rentals	1,204	400	160	240

Total	$13,163	$3,262	$1,136	$2,126

	Six Months Ended June 30, 2005
		Pre-tax
Segment	Revenues	Income	Income Tax	Net Income
Water Activities	$22,831	$8,167	$2,895	$5,272
Real Estate Transactions	475	427	166	261
Services & Rentals	2,209	849	328	521

Total	$25,515	$9,443	$3,389	$6,054

	Six Months Ended June 30, 2004
		Pre-tax
Segment	Revenues	Income	Income Tax	Net Income
Water Activities	$22,878	$4,508	$1,500	$3,008
Real Estate Transactions	—	(29)	(735)	706
Services & Rentals	2,076	645	258	387

Total	$24,954	$5,124	$1,023	$4,101

7. Sale of Barnstable Water Company Assets
     On May 20, 2005, the Company completed the sale of the assets of one of its Massachusetts’ subsidiaries, the Barnstable Water Company (“BWC”), to the town of Barnstable, Massachusetts. Upon closing of the deal, the town of Barnstable and BWC entered into a one year management contract for BWC to provide the town with full operating and management services for the water system’s operations. This management contract may be terminated within the 12 month period by 30 days written notice by either party.
     The Company received $10.0 million in gross proceeds from the sale of its water utility assets, advances, and contribution in aid of construction. The gain, net of income taxes of $1,734,000, was $2,794,000.
     Under the terms of the management contract, BWC is being paid $130,000 a month for operating and management services performed by BWC for the town of Barnstable.
     The sale of Barnstable’s assets has not been classified as ‘Discontinued Operations’ in the Consolidated Statements of Income because we anticipate that our ongoing cash flows from the management contract after the sale will be substantially similar to the pre-sale cash flows generated from these assets. Currently, we have recorded the presale results of the Barnstable operations and the gain on the sale in our ‘Water Activities’ business segment. We are reporting the post-sale earnings on the management contract in our ‘Services and Rentals’ segment.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
8. Assets Held for Sale
     The agreement the Town entered into with the Company to purchase the assets of the Barnstable Water Company also included a provision whereby the Town will acquire all the land owned by BARLACO, another of our Massachusetts subsidiaries, for an additional $1,000,000. The sale of the BARLACO land is expected to close early in 2006.
     The following is a breakdown of the consolidated book basis of the assets classified as being held for sale as of June 30, 2005:

Assets Held for Sale:
BARLACO
Other Property and Investments	$305,000

     BARLACO is a real estate company which holds its land for sale. BARLACO did not sell any land in 2005 or 2004.
Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Regulatory Matters and Inflation
     During six months ended June 30, 2005, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2004 and as updated in the Company’s March 31, 2005 Form 10-Q.
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
     Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations. The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions. The Company’s most critical accounting policies pertain to public utility regulation related to Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (FAS 71), revenue recognition, and pension plan accounting. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes in the application of critical accounting policies or estimates during the second quarter of 2005.
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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Liquidity and Capital Resources
     The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of capital resources.
     Interim Bank Loans Payable at June 30, 2005 was $7,750,000.
     We consider the current $15,500,000 lines of credit with four banks adequate to finance any expected short-term borrowing requirements that may arise in 2005. The bank lines of credit have expiration dates ranging from October 2005 through May 2006. Interest expense charged on interim bank loans will fluctuate based on market interest rates.
     The Company is currently in the process of negotiating additional fixed-rate, long-term borrowings from the Connecticut Development Authority to fund ongoing and planned capital improvement projects. In July, the Company submitted applications to the Connecticut Department of Public Utility Control (DPUC) with respect to these anticipated borrowings. The ability of the Company to complete these borrowing transactions will depend upon the receipt of final decisions of the DPUC with terms acceptable to the Company, which have not yet been issued, and the successful completion of negotiations with the Authority and the execution of definitive borrowing agreements.
Results of Operations
     The following factors had a significant effect upon the Company’s net income for the three months ended June 30, 2005 as compared with the net income for the same period last year.
     Net income applicable to common stock for the three months ended June 30, 2005 increased from that of the prior year by $1,952,000, which resulted in an increase of earnings per basic average common share of $0.24 for the same period ended. This increase in net income is broken down by business segment as follows:

Increase
(Decrease)
Business Segment	Net Income
Water Activities	$1,911,000
Real Estate Transactions	—
Services and Rentals	41,000

Total	$1,952,000

     The $1,911,000 increase in the Water Activity segment’s net income was primarily due to the net effects of several large variances listed below.
     • a one time, non-recurring $2,794,000 Gain on Sale of Assets of Barnstable Water Co. (net of income taxes).
     • a $550,000 decrease in Operating Revenue primarily due to approximately $290,000 of Operating Revenue earned by Barnstable Water Co. in 2004 that was not earned in 2005 during the period of May 21 to June 30. Excluding this revenue, Operating Revenue decreased by approximately $260,000 primarily due to a decrease in revenues from our metered customers. Partially off-setting this decrease was an increase in fire protection revenues.
     • a $653,000 decrease in Operating Income Tax Expense primarily due to lower pretax income.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
     • a $50,000 increase in Allowance for Funds Used for Construction related to a dam reconstruction project and work begun on a new water treatment plant.
     • a $995,000 increase in Operation and Maintenance expense due primarily to increases in payroll, employee benefit costs, legal expense, utility costs, maintenance costs and purchased water.
     There were no real estate transactions in the three months ended June 30, 2005 or 2004.
     The 17% increase in the Services and Rentals segment’s net income was primarily due to more income earned from contracted services, including income earned under the contract with the town of Barnstable, MA for performing operations and maintenance labor and specific non-labor activities; the Company’s LinebackerTM Service Line Maintenance program; and antenna site leases.
     The following factors had a significant effect upon the Company’s net income for the six months ended June 30, 2005 as compared with the net income for the same period last year.
     Net income applicable to common stock for the six months ended June 30, 2005 increased from that of the prior year by $1,953,000, which resulted in an increase of earnings per basic average common share of $0.24 for the same period ended. This increase in net income is broken down by business segment as follows:

Increase
(Decrease)
Business Segment	Net Income
Water Activities	$2,264,000
Real Estate Transactions	(445,000)
Services and Rentals	134,000

Total	$1,953,000

     The $2,264,000 increase in the Water Activity segment’s net income was primarily due to the net effects of several large variances listed below.
     • a one-time, non-recurring $2,794,000 Gain on Sale of Assets of Barnstable Water Co. (net of income taxes).
     • a $47,000 decrease in Operating Revenue primarily due to approximately $290,000 of Operating Revenue earned by Barnstable Water Co. in 2004 that was not earned in 2005 during the period of May 21 to June 30. Excluding this revenue, Operating Revenue increased by approximately $243,000 due to increases in revenues from residential, public authority and fire protection customers. Partially off-setting these increases were decreases in revenues from industrial and commercial customers.
     • a $932,000 increase in Operation and Maintenance expense due primarily to increases in payroll, employee benefit costs, legal expense, utility costs, maintenance costs and purchased water.
     • a $427,000 decrease in Operating Income Tax Expense primarily due to lower pretax income.
     • a $72,000 increase in Allowance for Funds Used for Construction related to a dam reconstruction project and work begun on a new water treatment plant.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
     The decrease in the Real Estate segment’s net income was a result of a sale of small parcel of land (74 acres) in the first half of 2005 which resulted in a net profit of $261,000 compared with a donation of 133 acres of land in the first half of 2004 which generated a net profit of $706,000.
     The 35% increase in the Services and Rentals segment’s net income was primarily due to more income earned from contracted services, including income earned under the contract with the town of Barnstable, MA for performing operations and maintenance labor and specific non-labor activities; the Company’s LinebackerTM Service Line Maintenance program; and antenna site leases.
Commitments and Contingencies
Reverse Privatization
     On March 31, 2005, the Barnstable Town Council approved the agreement the Town had entered into with the Company to purchase the assets of the Barnstable Water Company for $10,000,000 and all the land owned by BARLACO for an additional $1,000,000. The sale of the water company assets closed on May 20, 2005 which resulting in a one time $2.794 million non-recurring gain. The sale of the BARLACO land is expected to close early in 2006. See Footnotes 7 and 8 for further details.
     There were no other material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2004 and as updated in the Company’s March 31, 2005 Form 10-Q.
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
     Our water companies are subject to various federal and state regulatory agencies concerning water quality and environmental standards. Generally, the water industry is materially dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant. The ability to maintain our operating costs at the lowest possible level, while providing good quality water service, is beneficial to customers and stockholders. Profitability is also dependent on the timeliness of rate relief, when necessary, and numerous factors over which we have little or no control, such as the quantity of rainfall and temperature, industrial demand, financing costs, energy rates, tax rates, stock market trends which may affect the return earned on pension assets, and compliance with environmental and water quality regulations. The profitability of our other revenue sources is subject to the amount of land we have available for sale and/or donation, the demand for the land, the continuation of the current state tax benefits relating to the donation of land for open space purposes, regulatory approval of land dispositions, the demand for telecommunications antenna site leases and the successful extensions and expansion of our service contract work, including maintaining the contract between the town of Barnstable and BWC. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

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
     The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries and its use of the interest rate swap agreement discussed below. The Company has $15,500,000 of variable rate lines of credit with four banks, under which interim bank loans payable at June 30, 2005 were $7,750,000. In the third quarter 2004, the Company refinanced $9,550,000 of fixed rate bonds with variable rate bonds.
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
Part I, Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2005, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 13a-15(e)). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure to be made within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Part II, Item 4: Submission of Matters to a Vote of Security Holders
     On May 11, 2005, at its annual meeting, the stockholders of Connecticut Water Service, Inc. elected the following directors to serve three-year terms expiring at the annual meeting to be held in 2008 by the following votes:

	Affirmative	Withheld
Mary Ann Hanley	6,697,026	95,174
Mark G. Kachur	6,680,967	111,233
Ronald D. Lengyel	6,712,006	80,194
David A. Lentini	6,700,144	92,056
     Directors whose term of office continues until 2006 are Roger Engle, Lisa J. Thibdaue, Carol P. Wallace, and Donald B. Wilbur.
     Directors whose term of office continues until 2007 are Marshall T. Chiaraluce, Marcia L. Hincks, Robert F. Neal and Arthur C. Reeds.
     The appointment of PricewaterhouseCoopers, LLP, independent public accountants, as independent auditors for the Company for the calendar year ending December 31, 2005 was ratified by the stockholders by the following vote:

	Affirmative	Negative	Abstain
PricewaterhouseCoopers LLP	6,713,655	39,140	39,405
Part II, Item 5: Other Information
     On May 19, 2005, an election was conducted under the supervision of the National Labor Relations Board for purposes of determining whether certain employees of the Company would authorize the International Union of Operating Engineers, Local 478 (“Union”) to represent a portion of the Company’s employees for purposes of collective bargaining with the Company. A majority of the ballots cast were not cast for the labor organization; therefore no collective bargaining representative was selected.
     On June 28, 2005, the Company merged the Crystal Water Company of Danielson with the Gallup Water Service, Incorporated, two of our Connecticut based water companies, forming one company, the Crystal Water Company of Danielson (“Crystal”). The merger of the two companies had no effect on our financial reporting.
     On July 8, 2005, the Company filed an application with the DPUC to amend the rate schedules for its newly merged Crystal subsidiary. The application requests an overall increase in revenues of $768,000, or 27.25%. The request for rate relief is based on a Return on Equity of 10.5% and an overall return on Rate Base of 7.792%. The Company expects a final decision from the DPUC in either the fourth quarter of 2005 or the first quarter of 2006.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
     Effective April 1, 2005, the Board of Director’s retainer was increased to $8,000 annually from $6,000; the Committee Chair retainer was increased to $1,500 annually from $1,000; the combined boards’ meeting fees were unchanged at $700 per regular meeting and $800 per special meeting; and a fee of $350 was authorized for participating board/committee members for each telephone conference meeting set in accordance with the Company’s bylaws.
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

Connecticut Water Service, Inc. (Registrant)
Date: August 9, 2005	By:	/s/ David C. Benoit
David C. Benoit
Vice President - Finance, and Chief Financial Officer

Date: August 9, 2005	By:	/s/ Peter J. Bancroft
Peter J. Bancroft
Assistant Treasurer