Form 10-Q
period 2005-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 2005-11-09
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
TO
Commission File Number                      0-8084
Connecticut Water Service, Inc.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0739839 (I.R.S. Employer Identification No.)

93 West Main Street, Clinton, CT (Address of principal executive offices)	06413-1600 (Zip Code)
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
Yes ☑  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
8,124,886
Number of shares of common stock outstanding, September 30, 2005
(Includes 49,518 common stock equivalent shares awarded under the Performance
Stock Program)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Financial Report
September 30, 2005 and 2004

Part I, Item 1: Financial Statements

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
At September 30, 2005 and December 31, 2004
(In thousands)

	September 30,	Dec. 31,
	2005	2004
ASSETS	(Unaudited)	(Unaudited)

Utility Plant	$330,939	$333,985
Construction Work in Progress	11,814	7,463
Utility Plant Acquisition Adjustments	(1,273)	(1,273)

	341,480	340,175
Accumulated Provision for Depreciation	(97,319)	(98,399)

Net Utility Plant	244,161	241,776

Other Property and Investments	4,117	4,298

Cash and Cash Equivalents	835	707
Accounts Receivable (Less Allowance, 2005 - $211; 2004 - $212)	6,159	5,702
Accrued Unbilled Revenues	4,764	4,064
Materials and Supplies, at Average Cost	892	869
Prepayments and Other Current Assets	2,045	3,923
Short-Term Investment	6,766	—
Barlaco Assets Held for Sale	312	—

Total Current Assets	21,773	15,265

Unamortized Debt Issuance Expense	6,839	7,169
Unrecovered Income Taxes	15,871	16,173
Post-retirement Benefits Other Than Pension	1,899	1,088
Goodwill	3,608	3,608
Deferred Charges and Other Costs	1,609	1,563

Total Regulatory and Other Long-Term Assets	29,826	29,601

Total Assets	$299,877	$290,940

CAPITALIZATION AND LIABILITIES

Common Stockholders’ Equity	$94,326	$87,865
Preferred Stock	847	847
Long-Term Debt	64,584	66,399

Total Capitalization	159,757	155,111

Current Portion of Long Term Debt	210	326
Interim Bank Loans Payable	12,500	5,650
Accounts Payable and Accrued Taxes, Interest and Other Expenses	5,586	9,413
Other Current Liabilities	490	559

Total Current Liabilities	18,786	15,948

Advances for Construction	30,598	27,157
Contributions in Aid of Construction	44,803	46,111
Deferred Federal and State Income Taxes	24,593	24,249
Unfunded Future Income Taxes	12,720	13,096
Long-term Compensation Arrangements	6,918	7,445
Unamortized Investment Tax Credits	1,702	1,823

Commitments and Contingencies

Total Long-Term Liabilities	121,334	119,881

Total Capitalization and Liabilities	$299,877	$290,940

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At September 30, 2005 and December 31, 2004
(In thousands, except share data)

	September 30,	Dec. 31,
	2005	2004
	(Unaudited)	(Unaudited)
Common Stockholders’ Equity
Common Stock Without Par Value Authorized - 15,000,000 Shares;	$58,765	$57,111
Shares Issued and Outstanding: 2005 - 8,124,886 ; 2004 - 8,035,199
Stock Issuance Expense	(1,256)	(1,597)
Retained Earnings	36,560	32,264
Accumulated Other Comprehensive Income	257	87

Total Common Stockholders’ Equity	94,326	87,865

Preferred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472

Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Cumulative Preferred Stock of Barnstable Water Company Voting, $100 Par Value; Authorized, Issued and Outstanding 750 shares. Redeemable at $105 per share.	75	75

Total Preferred Stock	847	847

Long-Term Debt
The Connecticut Water Company
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,640	9,640
5.125% 1998 Series B, due 2028	7,685	7,685
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,930	14,930
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550

Total Connecticut Water Company	62,305	62,305

Crystal Water Utilities Corporation
8.0% New London Trust, Due 2017	107	111

Crystal Water Company of Danielson
7.82% Connecticut Development Authority, Due 2021	—	455

Chester Realty
6% Note Payable, Due 2006	23	35

Barnstable Water Company
10.2% Indianapolis Life Insurance Co., Due 2011	—	1,325

Unionville Water Company
8.125% Farmington Savings Bank, Due 2011	873	963
3.56% State of Connecticut, Due 2023	1,486	1,531

Total Unionville	2,359	2,494

Total Connecticut Water Service, Inc.	64,794	66,725
Less Current Portion	(210)	(326)

Total Long-Term Debt	64,584	66,399

Total Capitalization	$159,757	$155,111

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2005 and 2004
(In thousands, except per share amounts)

	2005	2004
	(Unaudited)	(Unaudited)

Operating Revenues	$14,088	$13,148

Operating Expenses
Operation and Maintenance	6,506	5,745
Depreciation	1,434	1,431
Income Taxes	1,029	502
Taxes Other Than Income Taxes	1,325	1,277

Total Operating Expenses	10,294	8,955

Utility Operating Income	3,794	4,193

Other Income, Net of Taxes
Gain on Property Transactions	45	—
Non-Water Sales Earnings	186	198
Allowance for Funds Used During Construction	179	101
Other	103	51

Total Other Income, Net of Taxes	513	350

Interest and Debt Expense
Interest on Long-Term Debt	767	752
Other Interest Charges	171	120
Amortization of Debt Expense	87	94

Total Interest and Debt Expense	1,025	966

Income From Continuing Operations	3,282	3,577
Discontinued Operations, Net of Tax of $57 in 2005 and $68 in 2004	46	173

Net Income	3,328	3,750

Preferred Stock Dividend Requirement	10	10

Net Income Available to Common Shareholders	$3,318	$3,740

Weighted Average Common Shares Outstanding:
Basic	8,108	8,008
Diluted	8,141	8,042

Earnings Per Common Share:
Basic — Continuing Operations	$0.40	$0.45
Basic — Discontinued Operations	$0.01	$0.02

Basic — Total	$0.41	$0.47

Earnings Per Common Share:
Diluted — Continuing Operations	$0.40	$0.45
Diluted — Discontinued Operations	$0.01	$0.02

Diluted — Total	$0.41	$0.47

Dividends Per Common Share	$0.2125	$0.2100
The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2005 and 2004
(In thousands, except per share amounts)

	2005	2004
	(Unaudited)	(Unaudited)

Operating Revenues	$35,999	$34,905

Operating Expenses
Operation and Maintenance	17,890	16,067
Depreciation	4,304	4,260
Income Taxes	2,099	1,989
Taxes Other Than Income Taxes	3,969	3,841

Total Operating Expenses	28,262	26,157

Utility Operating Income	7,737	8,748

Other Income, Net of Taxes
Gain on Real Estate Transactions	306	706
Non-Water Sales Earnings	644	553
Allowance for Funds Used During Construction	450	300
Other	177	111

Total Other Income, Net of Taxes	1,577	1,670

Interest and Debt Expense
Interest on Long-Term Debt	2,166	2,222
Other Interest Charges	426	323
Amortization of Debt Expense	260	243

Total Interest and Debt Expense	2,852	2,788

Income From Continuing Operations	6,462	7,630
Discontinued Operations, Net of Tax of $1,847 in 2005 and $118 in 2004	2,939	240

Net Income	9,401	7,870
Preferred Stock Dividend Requirement	29	29

Total Net Income Applicable to Common Shareholders	$9,372	$7,841

Weighted Average Common Shares Outstanding:
Basic	8,078	7,991
Diluted	8,123	8,032

Earnings Per Common Share:
Basic — Continuing Operations	$0.80	$0.95
Basic — Discontinued Operations	$0.36	$0.03

Basic — Total	$1.16	$0.98

Earnings Per Common Share:
Diluted — Continuing Operations	$0.79	$0.95
Diluted — Discontinued Operations	$0.36	$0.03

Diluted — Total	$1.15	$0.98

Dividends Per Common Share	$0.6325	$0.6250
The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2005 and 2004
(In thousands)

	2005	2004
	(Unaudited)	(Unaudited)

Net Income	$3,328	$3,750

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Benefit (Expense) net of tax expense (benefit) of $78 in 2005; $(118) in 2004	122	(175)

Comprehensive Income	$3,450	$3,575

For the Nine Months Ended September 30, 2005 and 2004
(In thousands, except per share amounts)

	2005	2004
	(Unaudited)	(Unaudited)

Net Income	$9,401	$7,870
Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Benefit (Expense) net of tax expense (benefit) of $105 in 2005; $17 in 2004	170	26

Comprehensive Income	$9,571	$7,896

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended September 30, 2005 and 2004
(In thousands, except per share amounts)

	2005	2004
	(Unaudited)	(Unaudited)

Balance at Beginning of Period	$34,955	$30,347
Net Income	3,328	3,750

	38,283	34,097

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	3	3
Cumulative Preferred, Series $.90, $.225 per share	7	7
Common Stock - 2005 $.2125 per share; 2004 $.2100 per share	1,713	1,663

	1,723	1,673

Balance at End of Period	$36,560	$32,424

For the Nine Months Ended September 30, 2005 and 2004
(In thousands, except per share amounts)

	2005	2004
	(Unaudited)	(Unaudited)

Balance at Beginning of Period	$32,264	$29,549
Net Income	9,401	7,870

	41,665	37,419

Dividends Declared:
Cumulative Preferred, Class A, $.60 per share	9	9
Cumulative Preferred, Series $.90, $.675 per share	20	20
Common Stock - 2005 $.6325 per share; 2004 $.6250 per share	5,076	4,966

	5,105	4,995

Balance at End of Period	$36,560	$32,424

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(In thousands)

	2005	2004
	(Unaudited)	(Unaudited)
Operating Activities:
Net Income	$9,401	$7,870
Discontinued Operations, Net of Taxes	2,939	240

Income From Continuing Operations	6,462	7,630

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation (including $140 in 2005, $140 in 2004 charged to other accounts)	4,444	4,400
Change in Assets and Liabilities:
(Increase) in Accounts Receivable and Accrued Unbilled Revenues	(1,321)	(1,314)
(Increase) Decrease in Other Current Assets	1,714	(1,590)
(Increase) Decrease in Other Non-Current Items	(1,186)	(40)
(Decrease) in Accounts Payable, Accrued Expenses and
Other Current Liabilities	(5,580)	(3,094)
Increase (Decrease) in Deferred Income Taxes and
Investment Tax Credits, Net	559	656

Total Adjustments	(1,370)	(982)

Net Cash and Cash Equivalents Provided by Operating Activities in Continuing Operations	5,092	6,648
Net Cash and Cash Equivalents Provided by Operating Activities in Discontinued Operations	1,399	352

Net Cash and Cash Equivalents Provided by Operating Activities	6,491	7,000

Investing Activities:
Gross Additions to Utility Plant (including Allowance for Funds
Used During Construction of $547 in 2005 and $300 in 2004)	(13,229)	(6,085)
Proceeds from Sale of Barnstable Water Company Assets (Net of $78 in Transaction Costs)	9,922	—
Purchase of Short Term Investments	(6,724)	—

Net Cash Used in Investing Activities in Continuing Operations	(10,031)	(6,085)
Net Cash Used in Investing Activities in Discontinued Operations	(62)	(169)

Net Cash Used in Investing Activities	(10,093)	(6,254)

Financing Activities:
Proceeds from Interim Bank Loans	12,500	9,700
Repayment of Interim Bank Loans	(5,650)	(9,700)
Proceeds from Issuance of Common Stock	1,654	1,362
Proceeds from Long-Term Debt	—	23,595
Reduction of Long-Term Debt including Current Portion	(606)	(21,718)
Costs to Issue Debt and Common Stock	—	(1,261)
Proceeds from Exercise of Stock Options	394	—
Advances, Contributions and Funds From Others for Construction, Net	3,724	2,055
Cash Dividends Paid	(5,105)	(4,856)

Net Cash Provided by (Used in) Financing Activities in Continuing Operations	6,911	(823)
Net Cash Provided by (Used in) Financing Activities in Discontinued Operations	(3,181)	(207)

Net Cash and Cash Equivalents Provided by (Used in) Financing Activities	3,730	(1,030)

Net Increase (Decrease) in Cash and Cash Equivalents	128	(284)
Cash and Cash Equivalents at Beginning of Year	707	1,122

Cash and Cash Equivalents at End of Period	$835	$838

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Continuing Operations During the Year for:
Interest	$2,872	$2,816
State and Federal Income Taxes	$2,555	$1,288

Cash Paid for Discontinued Operations During the Year for:
Interest	$105	$153
State and Federal Income Taxes	$405	$31
The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the period ended December 31, 2004 and as updated in the Company’s March 31, 2005 and June 30, 2005 Form 10-Qs.
     The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.
     Certain prior year amounts have been reclassified to conform with the current year presentation. (See Note 7)
2. Stock-Based Compensation
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

	Three Months Ended
	September 30,
	2005	2004
(in thousands, except for per share data)
Net Income Available to Common Shareholders	$3,318	$3,740
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	26	64
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(32)	(132)

Pro forma net income	$3,312	$3,672

Earnings per share:
Basic — Total, as reported	$0.41	$0.47
Basic — Total, pro forma	$0.41	$0.46
Diluted — Total, as reported	$0.41	$0.47
Diluted — Total, pro forma	$0.41	$0.46

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

	Nine Months Ended
	September 30,
	2005	2004
(in thousands, except for per share data)
Net Income Available to Common Shareholders	$9,372	$7,841
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	175	66
Deduct: Total stock-based employee compensation expense determined under fair value based method
for all awards, net of related tax effects	(217)	(269)

Pro forma net income	$9,330	$7,638

Earnings per share:
Basic — Total, as reported	$1.16	$0.98
Basic — Total, pro forma	$1.15	$0.95
Diluted — Total, as reported	$1.15	$0.98
Diluted — Total, pro forma	$1.15	$0.95
     See Note 5, “Accounting Pronouncements,” for a discussion of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) and its effect on the Company’s financial statements in 2006.
3. Pension and Other Postretirement Benefits

Pension Benefits
Components of Net Periodic Cost
Three months ended September 30	2005	2004

Service Cost	$262	$238
Interest Cost	388	365
Expected Return on Plan Assets	(411)	(393)
Amortization of Transition Obligation	3	3
Amortization of Prior Service Cost	24	27
Amortization of Net (Gain) Loss	81	24

Net Periodic Benefit Cost	$347	$264

Other Postretirement Benefits
Components of Net Periodic Cost	Connecticut Water		Barnstable Water
Three months ended September 30	2005	2004	2005	2004

Service Cost	$145	$83	$1	$—
Interest Cost	118	85	1	1
Expected Return on Plan Assets	(40)	(34)	—	—
Amortization of Transition Obligation	30	29	1	2
Amortization of Net (Gain) Loss	68	24	(1)	(1)

Net Periodic Benefit Cost	$321	$187	$2	$2

Pension Benefits
Components of Net Periodic Cost
Nine months ended September 30	2005	2004

Service Cost	$787	$713
Interest Cost	1,164	1,094
Expected Return on Plan Assets	(1,234)	(1,179)
Amortization of Transition Obligation	8	9
Amortization of Prior Service Cost	73	81
Amortization of Net (Gain) Loss	242	72

Net Periodic Benefit Cost	$1,040	$790

Other Postretirement Benefits
Components of Net Periodic Cost	Connecticut Water		Barnstable Water
Nine months ended September 30	2005	2004	2005	2004

Service Cost	$345	$233	$2	$1
Interest Cost	304	243	4	4
Expected Return on Plan Assets	(126)	(119)	—	—
Amortization of Transition Obligation	90	91	4	5
Amortization of Net (Gain) Loss	123	14	(2)	(2)

Net Periodic Benefit Cost	$736	$462	$8	$8

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
     The Company has concluded that the postretirement welfare plan’s benefits will be considered actuarially equivalent to the benefits provided by Medicare Part D. The Company does not intend to apply for the government subsidy for postretirement prescription drug benefits, even though it expects to be eligible. Therefore, the impact of the subsidy on the plan’s liabilities is not reflected in the September 30, 2005 disclosure.
4. Earnings per Share
     Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

	3 Months Ended		9 Months Ended
	09/30/05	09/30/04	09/30/05	09/30/04
Common Shares Outstanding:

End of period:	8,124,886	8,019,272	8,124,886	8,019,272

Weighted Average Shares Outstanding:

Days outstanding basis
Basic	8,107,567	8,008,390	8,077,786	7,991,210

Diluted	8,140,603	8,042,073	8,122,544	8,031,841

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
     Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)” was issued in March 2005. This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. The Company has analyzed the potential effect of the provisions of Interpretation No. 47 and does not expect any significant impact.
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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Company for accounting changes and correction of errors made on or after January 1, 2006.
6. Segment Reporting
     The Company operates principally in three business segments: water activities, real estate transactions, and services and rentals. Financial data for the segments is as follows in thousands of dollars:
Three Months Ended September 30, 2005

				Income from
		Pre-tax		Continuing
Segment	Revenues	Income	Income Tax	Operations
Water Activities	$14,088	$4,150	$1,099	$3,051
Real Estate	—	—	(45)	45
Transactions Services & Rentals	1,000	322	136	186

Total	$15,088	$4,472	$1,190	$3,282

Three Months Ended September 30, 2004

				Income from
		Pre-tax		Continuing
Segment	Revenues	Income	Income Tax	Operations
Water Activities	$13,148	$3,887	$508	$3,379
Real Estate	—	—	—	—
Transactions Services & Rentals	1,340	329	131	198

Total	$14,488	$4,216	$639	$3,577

Nine Months Ended September 30, 2005

				Income from
		Pre-tax		Continuing
Segment	Revenues	Income	Income Tax	Operations
Water Activities	$35,999	$7,734	$2,222	$5,512
Real Estate	475	427	121	306
Transactions Services & Rentals	2,945	1,076	432	644

Total	$39,419	$9,237	$2,775	$6,462

Nine Months Ended September 30, 2004

				Income from
		Pre-tax		Continuing
Segment	Revenues	Income	Income Tax	Operations
Water Activities	$34,905	$8,347	$1,976	$6,371
Real Estate	—	(29)	(735)	706
Transactions Services & Rentals	3,348	921	368	553

Total	$38,253	$9,239	$1,609	$7,630

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
7. Sale of Barnstable Water Company Assets — Discontinued Operations
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
     The Company received $10.0 million in gross proceeds from the sale of its water utility assets, advances, and contribution in aid of construction. The gain, net of income taxes of $1,715,000, was $2,764,000 and has been included in Net Income from Discontinued Operations.
     Under the terms of the one year management contract, BWC is being paid $130,000 a month for operating and management services performed by BWC for the Town of Barnstable. The Company has recently been notified that the Town of Barnstable has not selected it to serve as the long-term operator of the system. As a result, the Company expects to be notified by the Town that it will terminate the current one year management contract. The Company does not believe the loss of this contract will have a material impact on its liquidity or overall financial results.
     The sale of Barnstable’s assets has been classified as ‘Discontinued Operations’ in the Consolidated Statements of Income due to the likely loss of the management contract with the Town of Barnstable, at the Town’s discretion. All of the results of BWC, including current and prior years and the gain on the sale of the utility’s assets, have been reclassified and are included as ‘Discontinued Operations’.
     The revenues from Discontinued Operations for the three months ended September 30, 2005 and 2004 were $430 and $768, respectively. The revenues from Discontinued Operations for the nine months ended September 30, 2005 and 2004 were $1,607 and $1,994, respectively.
8. Assets Held for Sale
     The agreement the Town entered into with the Company to purchase the BWC assets also included a provision whereby the Town will acquire all the land owned by BARLACO, another of our Massachusetts subsidiaries, for an additional $1,000,000. The sale of the BARLACO land is expected to close early in 2006.
     The following is a breakdown of the consolidated book basis of the assets classified as being held for sale as of June 30, 2005:
Assets Held for Sale:
BARLACO

Other Property and Investments	$312,000

     BARLACO is a real estate company which holds its land for sale. BARLACO did not sell any land in 2005 or 2004.
Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Regulatory Matters and Inflation
     During the nine months ended September 30, 2005, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2004 and as updated in the Company’s March 31, 2005 and June 30, 2005 Form 10-Qs.
     On July 8, 2005, the Company filed an application with the DPUC to amend the rate schedules for its newly merged Crystal subsidiary. The application requests an overall increase in revenues of $768,000, or 27.25%. The request for rate relief is based on a Return on Equity of 10.5% and an overall return on Rate Base of 7.792%. The Company expects a draft decision from the DPUC in November or December and a final decision by January 2006.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

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
     Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations. The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions. The Company’s most critical accounting policies pertain to public utility regulation related to Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (FAS 71), revenue recognition, and pension plan accounting. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes in the application of critical accounting policies or estimates during the third quarter of 2005.
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
Outlook
     The following modifies and updates the “Outlook” section of the Company’s 2004 Form 10-K filing on March 31, 2005.
     The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels. The Company’s earnings and profitability in current and future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at lower levels, customer growth in the Company’s core regulated water utility business, growth in revenues attributable to non-water sales operations, and the timing and adequacy of rate relief if and when requested, from time to time by our regulated water companies.
     The Company believes that the factors described above, as well as those described in “Commitments and Contingencies” may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2005 and beyond. Please also review carefully the risks and uncertainties described under the heading “Forward Looking Information”.
     Based upon the Company’s current projections, it believes that its net income for the years 2005 and 2006, excluding “Discontinued Operations —Barnstable Water Company” in 2005 and the expected gain from the sale of BARLACO assets in 2006, will be materially reduced from the income levels reported for the years 2003 and 2004. Those reductions are expected to be attributable to lower net income (reduced tax benefits) related to the Company’s land dispositions during 2005 and 2006, excluding BARLACO. In addition the regulated water company subsidiaries increased operating costs, including depreciation on their investments in utility plant, will likely require the Company’s primary subsidiary, The Connecticut Water Company to seek rate relief in 2006. Based upon appropriate recovery of these costs in a timely manner based upon a rate increase application during the third or fourth quarter of 2006, and taking into account the other factors discussed above impacting profitability and earnings, the Company believes that its net income should return to levels achieved in 2003 and 2004. However, there can be no assurance that the Company will be able to recover costs in an appropriate and timely manner in 2006.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Liquidity and Capital Resources
     The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of capital resources.
     Interim Bank Loans Payable at September 30, 2005 was $12,500,000.
     We consider the current $15,500,000 lines of credit with four banks adequate to finance any expected short-term borrowing requirements that may arise during the next twelve months. The bank lines of credit have expiration dates ranging from October 2005 through May 2006. The Company is currently in negotiations to extend the lines of credit that expired in October 2005. Interest expense charged on interim bank loans will fluctuate based on market interest rates.
     Two of the Company’s wholly owned subsidiaries, Connecticut Water Company and the Crystal Water Company of Danielson, will be issuing fixed rated Water Facilities Revenue Bonds through the Connecticut Development Authority for $10 million and $5 million, respectively. The proceeds of these financings will be used to fund a portion of the Company’s ongoing construction program. The bonds are expected to be issued by December 31, 2005.
Results of Operations
     The following factors had a significant effect upon the Company’s net income for the three months ended September 30, 2005 as compared with the net income for the same period last year.
     Income from Continuing Operations for the three months ended September 30, 2005 decreased from that of the prior year by $295,000, which reduced earnings from continuing operations per basic average common share constant by $0.05 to $0.40. This increase in income is broken down by business segment as follows:

Increase
(Decrease)
Business Segment	Income

Water Activities	$(328,000)

Real Estate Transactions	45,000

Services and Rentals	(12,000)

Total	$(295,000)

     The $328,000 decrease in the Water Activity segment’s net income was primarily due to the net effects of variances listed below.
•	a $940,000 increase in Operating Revenue primarily due to an increase in revenues from our metered customers, which was primarily due to a hot and dry summer and an increase in residential customers, and an increase in fire protection revenues.

•	a $527,000 increase in Operating Income Tax Expense primarily due to higher pretax income.

•	a $78,000 increase in Allowance for Funds Used for Construction related to a dam reconstruction project and work begun on a new water treatment plant.

•	a $761,000 increase in Operation and Maintenance expense due primarily to increases in payroll expenses, employee benefit costs, legal expenses, utility costs, and purchased water.
     There were no real estate transactions in the three months ended September 30, 2005 or 2004, however, a higher valuation on land previously donated resulted in $45,000 of additional net income for the Company from a higher tax deduction.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
     The $12,000 decrease in the Services and Rentals segment’s net income was primarily due to less income earned on the Company’s LinebackerTM Service Line Maintenance program and antenna site leases. These decreases were partially offset by more income earned from contracted services.
     The following factors had a significant effect upon the Company’s net income for the nine months ended September 30, 2005 as compared with the net income for the same period last year.
     Income from Continuing Operations for the nine months ended September 30, 2005 decreased from that of the prior year by $1,168,000, which resulted in a decrease of earnings per basic average common share of $0.15 for the same period ended. This decrease in net income is broken down by business segment as follows:

Increase
(Decrease)
Business Segment	Income

Water Activities	$(859,000)

Real Estate Transactions	(400,000)

Services and Rentals	91,000

Total	$(1,168,000)

     The $859,000 decrease in the Water Activity segment’s net income was primarily due to the net effects of several large variances listed below.
•	a $1,094,000 increase in Operating Revenue primarily due to an increase in revenues from our metered customers, which was primarily due to a hot and dry summer and an increase in residential customers, and an increase in fire protection revenues.

•	a $1,823,000 increase in Operation and Maintenance expense due primarily to increases in payroll expenses, employee benefit costs, legal expenses, utility costs, and purchased water.

•	a $110,000 increase in Operating Income Tax Expense primarily due to higher tax rates during the year.

•	a $150,000 increase in Allowance for Funds Used for Construction related to a dam reconstruction project and work begun on a new water treatment plant.
     The decrease in the Real Estate segment’s net income was a result of a sale of a small parcel of land (74 acres) in the nine months ending September 30, 2005 which resulted in a net profit of $261,000 compared with a donation of 133 acres of land in the nine months ending September 30, 2004 which generated a net profit of $706,000. Additionally, a higher valuation on land previously donated resulted in $45,000 of additional net income for the Company in 2005.
     The $91,000 increase in the Services and Rentals segment’s net income was primarily due to increased profits in the Company’s LinebackerTM Service Line Maintenance program, antenna site leases and contract operations.
Commitments and Contingencies
Reverse Privatization
     On March 31, 2005, the Barnstable Town Council approved the agreement the Town had entered into with the Company to purchase the assets of the Barnstable Water Company for $10,000,000 and all the land owned by BARLACO for an additional $1,000,000. The sale of the water company assets closed on May 20, 2005 which resulted in a $2.764 million gain. The Company has recently been notified that the Town of Barnstable has not selected it to serve as the long-

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
term operator of the system. As a result, the Company expects to be notified by the Town that it will terminate the current management contract. That management contract calls for the Company to receive $130,000 per month for the provision of operations and management services. The Company does not believe the loss of this contract will have a material impact on its liquidity or overall financial results. The sale of the BARLACO land is expected to close early in 2006. See Footnotes 7 and 8 for further details.
     There were no other material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2004 and as updated in the Company’s March 31, 2005 and June 30, 2005 Form 10-Qs.
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
     The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries and its use of the interest rate swap agreement discussed below. The Company has $15,500,000 of variable rate lines of credit with four banks, under which interim bank loans payable at September 30, 2005 were $12,500,000. In the third quarter 2004, the Company refinanced $9,550,000 of fixed rate bonds with variable rate bonds.
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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
enter into derivative financial contracts for trading or speculative purposes and does not use leveraged instruments.
     Management does not believe that changes in interest rates will have a material effect on income or cash flow during the next twelve months, although there can be no assurances that interest rates will not significantly change.
Part I, Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2005, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 13a-15(e)). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure to be made within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Part II, Item 5: Other Information
     On July 8, 2005, the Crystal Water Company of Danielson filed an application with the DPUC to amend the rate schedules for its newly merged Crystal subsidiary. The application requests an overall increase in revenues of $768,000, or 27.25%. The request for rate relief is based on a Return on Equity of 10.5% and an overall return on Rate Base of 7.792%. The Company expects a draft decision from the DPUC in November or December and a final decision by January 2006.
     On August 18, 2005, the Company was notified by the Internal Revenue Service that they would be conducting an audit of the Company’s 2003 tax return. The Company expects that the audit will be completed in 2005 and results to be available early in 2006.
     On November 2, 2005, the Company announced an agreement with the University of Connecticut (the “University”) where the Company, through its wholly owned subsidiary New England Water Utility Services, Inc., will operate and manage the University’s water systems at the Storrs, CT campus. Under the

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
terms of the agreement, the Company will provide an on-site project manager to direct the operation of the water system at the Storrs’ campus to meet regulatory compliance. The Company will provide guidance and direction on the water system operations including a review of the University’s water system, recommendations on capital improvements and major maintenance projects, and conducting a leak detection survey of the water systems. This agreement expands upon services that the Company has been providing to the University over the past two years.

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

Connecticut Water Service, Inc.
(Registrant)

Date: November 9, 2005	By:	/s/ David C. Benoit

David C. Benoit
Vice President — Finance, and
Chief Financial Officer

Date: November 9, 2005	By:	/s/ Peter J. Bancroft

Peter J. Bancroft
Assistant Treasurer