Form 10-K
period 2005-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2006-03-31
CIK 276209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☑	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
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
Common Stock, without par value
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     As of June 30, 2005, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was $200,641,536 based on the closing sale price as reported on the NASDAQ.
     Number of shares of Common Stock, no par value, outstanding as of March 1, 2006 was 8,127,276, excluding 55,536 common stock equivalent shares.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Document is Incorporated
Definitive Proxy Statement, dated on or about April 7, 2006, for Annual Meeting of Shareholders to be held on May 11, 2006.	Part III

INDEX TO ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2005

		Page
		Number
Part I
Item 1.	Business	3
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13

Part II
Item 5.	Market for the Company’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	30
Item 8.	Financial Statements and Supplementary Data	30
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	30
Item 9A.	Controls and Procedures	31
Item 9B.	Other Information	32

Part III
Item 10.	Directors and Executive Officers of the Company	33
Item 11.	Executive Compensation	34
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	34
Item 13.	Certain Relationships and Related Transactions	34
Item 14.	Principal Accountant Fees and Services	34

Part IV
Item 15.	Exhibits, Financial Statement Schedules	35
	Signatures	37
EX-4.24: BOND PURCHASE AGREEMENT
EX-4.25: LOAN AGREEMENT
EX-4.26: INDENTURE OF TRUST
EX-4.27: INSURANCE AGREEMENT
EX-4.28: BOND PURCHASE AGREEMENT
EX-4.29: GUARANTY
EX-4.30: LOAN AGREEMENT
EX-4.31: INDENTURE OF TRUST
EX-4.32: INSURANCE AGREEMENT
EX-10.22.A: FIRST AMENDMENT TO PERFORMANCE STOCK PROGRAM
EX-10.23.F: FIRST AMENDMENT TO 2004 PERFORMANCE STOCK PROGRAM
EX-10.26: LETTER AGREEMENT
EX-10.27: EMPLOYMENT AGREEMENT
EX-10.28: EMPLOYMENT AGREEMENT
EX-23.1: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

This Form 10-K contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read in conjunction with the risk factors described in Item 1A below and the cautionary statements included in this Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Forward Looking Information”.
PART I
ITEM 1. BUSINESS
The Company
The Registrant, Connecticut Water Service, Inc. (referred to as “the Company”, “we” or “our”) was organized in 1956. Connecticut Water Service, Inc. is a non-operating holding company, whose income is derived from the earnings of its ten wholly-owned subsidiary companies. In 2005, approximately 88% of the Company’s earnings from continuing operations were attributable to water activities carried out within its three Connecticut regulated water companies: The Connecticut Water Company (Connecticut Water), The Crystal Water Company of Danielson (Crystal), and The Unionville Water Company (Unionville). These three companies supply water to 81,763 customers in 41 towns throughout Connecticut. Each of these companies is subject to state regulation regarding financial issues, rates, and operating issues, and to various other state and federal regulatory agencies concerning water quality and environmental standards. In addition to its regulated utilities, the Company owns seven unregulated companies: Chester Realty, Inc., a real estate company in Connecticut; New England Water Utility Services, Inc., which provides contract water and sewer operations and other water related services; Connecticut Water Emergency Services, Inc., a provider of drinking water by tanker truck; Crystal Water Utilities Corporation, a holding company which owns Crystal Water and three small rental properties; BARLACO Inc. (BARLACO), a real estate company in Massachusetts; The Barnstable Holding Company, a holding company which owns Barnstable Water and BARLACO and The Barnstable Water Company (Barnstable Water), a company that was a public service company until its assets were sold to the Town of Barnstable in 2005. As a result of the sale of the assets of Barnstable Water, results of its operations have been classified as discontinued operations. In 2005, these unregulated companies, in conjunction with the regulated water companies, contributed the remaining 12% of the Company’s earnings from continuing operations through real estate transactions as well as services and rentals.
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
At this time, the Company has applied in February 2006 (Docket 06-02-02) to the Connecticut Department of Public Utility Control (“DPUC”), to merge all of its Connecticut-based, regulated utilities with and into Connecticut Water. On March 20, 2006, the DPUC issued a Draft Decision which would approve this merger. If, and when, these combinations are completed, the resulting entity, Connecticut Water, would consist of the current subsidiaries Crystal, Unionville, and Connecticut Water. It is expected that future rate relief applications would propose rate equalization steps, which, if approved would result, over time, in equalized rates for the Company’s customers in Connecticut. The Company believes it is likely that it will apply for a rate increase for Connecticut Water, after the completion of the merger, during the summer of 2006.
The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these documents will be made available free of charge through the “INVESTOR INFO (SEC Filings)” section of the Company’s Internet website (http://www.ctwater.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC). The following documents are also available through the “CORPORATE GOVERNANCE” section of our website:
•	Code of Conduct — Board of Directors

•	Code of Conduct — Employees

•	Audit Committee Charter

•	Compensation Committee Charter

•	Corporate Governance Committee Charter
Copies of each of the Company’s SEC filings (without exhibits) and corporate governance documents mentioned above will also be mailed to investors, upon request by contacting the Company’s Corporate Secretary at Connecticut Water, 93 West Main Street, Clinton, CT 06413.
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
Costs to comply with environmental and water quality regulations are substantial. Since the 1974 enactment of the Safe Drinking Water Act, we have spent approximately $55,823,000 in constructing facilities and conducting aquifer mapping necessary to comply with the requirements of the Safe Drinking Water Act, and other federal and state regulations, of which $6,109,000 was expended in the last five years. We are presently in compliance with current regulations, but the regulations are subject to change at any time. The costs to comply with future changes in state or federal regulations, which could require us to modify existing filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.

Our water companies derive their rights and franchises to operate from special state acts that are subject to alteration, amendment or repeal and do not grant us exclusive rights to our service areas. Our franchises are free from burdensome restrictions, are unlimited as to time, and authorize us to sell potable water in all the towns we now serve. There is the possibility that the State of Connecticut could attempt to revoke our franchises and allow a governmental entity to take over some or all of our systems. While we would vigorously oppose any such attempts, from time to time such legislation is contemplated.
The rates we charge our water customers are established under the jurisdiction of and are approved by a state regulatory agency. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. The following table shows information related to each of our water companies’ most recent general rate filing.

	Year of Last	Allowed	Allowed
	Rate	Return on	Return on
	Decision	Equity	Rate Base
Connecticut Water	1991	12.7%	10.74%
Crystal	2005	10.0%	7.55%
Unionville	1999 **	12.35%	N/A *

*	Unionville’s rates were based on a return on equity methodology, not a rate base methodology.

**	Beginning mid-2003, Unionville began imposing a 30% surcharge on its customers’ water bills to recover financing and operating costs related to the construction and use of a water interconnection with a neighboring water supplier. Annually the surcharge is subject to a retroactive refund to ratepayers if total revenue for Unionville exceeds certain stipulated amounts. To date, we have not been required to provide any such refunds.
Our Water Systems
Our water infrastructure consists of 28 noncontiguous water systems in the State of Connecticut. Our system, in total, consists of approximately 1,300 miles of water main and reservoir storage capacity of 7.0 billion gallons. The safe, dependable yield from our 119 active wells and 18 reservoirs is approximately 49 million gallons per day. Water sources vary among the individual systems, but overall approximately 35% of the total dependable yield comes from reservoirs and 65% from wells.
We supply water, and in most cases, fire protection to all or portions of 41 towns in Connecticut. The following table lists the customer count, operating revenues and customer water consumption for each of our water companies as of December 31, 2005.

	Number	Water	Customer Water
	of	Revenues	Consumption
Water Company	customers	($000’s)	(millions of gallons)

Connecticut Water	70,714	$41,537	6,042
Crystal	5,050	2,778	542
Unionville	5,999	3,138	692

Total	81,763	$47,453	7,276

The following table breaks down the above total figures by customer class:

		Water	Customer Water
	Number of	Revenues	Consumption
Customer Class	customers	($000’s)	(millions of gallons)

Residential	72,968	$29,980	5,260
Commercial	5,333	5,619	1,188
Industrial	428	1,538	423
Public Authority	580	1,625	405
Fire Protection	1,526	8,267	0
Other (including non-metered accounts)	928	424	0

Total	81,763	$47,453	7,276

Our water companies own various small, discrete parcels of land that are no longer required for water supply purposes. At December 31, 2005, this land totaled approximately 370 acres. Over the past years we have been slowly disposing of such excess land. The largest transaction to date has been the donation of land by Crystal to the Town of Killingly, CT for protected open space purposes over a three-year period, 2002 — 2004. In January 2004, the final parcel of land was transferred to the Town. Over the three-year period the following acreage was donated to the Town under this agreement:

Year	Acres	After-tax Profit
2002	54	$293,000
2003	178	$942,000
2004	133	$707,000
During 2005, the Company lowered the after-tax profit shown above by $353,000. This was due to an ongoing audit by the Internal Revenue Service, which is examining the fair market value of the property reflected on the Company’s 2002, 2003 and 2004 tax returns. The Company continues to believe the valuations used in those tax years’ filings are correct.
During 2005, the Company had one significant land transaction. Connecticut Water sold 74 acres of land in Bristol, Connecticut for $475,000 resulting in a net profit of $256,000.
In December 2004, Connecticut Water made a donation of approximately 60 acres of land to the Town of Plymouth, CT for a new school. As a result of legislation passed in 2004, this donation was eligible for the Connecticut corporate tax credit in the same manner as a donation for open space purposes. The after tax profit from this transaction was $498,000. In 2005, this amount was increased by $37,000 primarily due to a higher valuation reflected on the Company’s tax return as a result of an updated appraisal.

We also have a limited amount of land held by our unregulated companies. Included in this category at December 31, 2005 was approximately 109 acres of land held by BARLACO, which we acquired in February 2001 in conjunction with the Company’s acquisition of The Barnstable Holding Company. In February 2006, this land was sold to the Town of Barnstable for $1.0 million.
Additional information on Land Dispositions can be found in Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operation – Commitments and Contingencies.
Competition
Our water companies face competition, presently not material, from a few private water systems operating within, or adjacent to, their franchise areas and from municipal and public authority systems whose service areas in some cases overlap portions of our water companies’ franchise areas.
Employees
As of December 31, 2005, we employed a total of 191 persons. Our employees are not covered by collective bargaining agreements.
On April 8, 2005, the Company was notified by the National Labor Relations Board, (“NLRB”) that the International Union of Operating Engineers, Local 478 (“Union”) had petitioned the NLRB to organize a vote by the Company’s employees to authorize the Union to represent a portion of the Company’s employees for purposes of collective bargaining with the Company. A representation hearing was conducted before the NLRB on April 18, 2005 in Hartford, CT. A vote concerning representation by the Union of the Company’s 99 employees eligible to be in the proposed bargaining unit was held on May 19, 2005. A majority of the ballots cast were against the labor organization; therefore no collective bargaining representative was selected.
Segments of Our Business
For management and financial reporting purposes we divide our business into three Business segments: Water Activities, Real Estate Transactions, and Services and Rentals.
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
Our Real Estate Transactions segment involves the sale or donation for income tax benefits of our limited excess real estate holdings. These transactions can be effected by either our regulated or unregulated companies. A breakdown of the net income of this segment between our regulated and unregulated companies for the past three years is as follows:

	Gain (Loss) from Real Estate Transactions
	Net of Taxes from Continuing Operations
	Regulated	Unregulated	Total
2003	$942,000	$87,000	$1,029,000
2004	$1,206,000	$—	$1,206,000
2005	$(69,000)	$8,000	$(61,000)
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

	Income from Services and Rentals from
	Continuing Operations
	Regulated	Unregulated	Total
2003	$370,000	$322,000	$692,000
2004	$436,000	$393,000	$829,000
2005	$490,000	$455,000	$945,000
ITEM 1A. RISK FACTORS
Because we incur annually significant capital expenditures, we depend on the rates we charge our customers.
The water utility business is capital intensive. On an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. Our ability to maintain and meet our financial objectives is dependent upon the rates we charge our customers. These rates are subject to approval by the Connecticut Department of Public Utility Control (DPUC). The Company is entitled to file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Once a rate increase petition is filed with the DPUC, the ensuing administrative and hearing process may be lengthy and costly. The timing of our rate increase requests are therefore partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase to the extent approved. We can provide no assurances that any future rate increase request will be approved by the DPUC; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase. Additionally, the DPUC may rule that a company must reduce its rates.
Our operating costs could be significantly increased because of state and federal environmental and health and safety laws and regulations.
Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws, and federal and state regulations issued under these laws by the U.S. Environmental Protection Agency and state environmental regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the United States and/or Connecticut. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. We cannot assure that we have been or will be at all times in total compliance with these laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. Environmental laws and regulations are complex and change frequently. These laws, and the enforcement thereof, have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and our permits, it is possible that new or stricter standards could be imposed that will raise our operating costs. Although these costs may be recovered in the form of higher rates, there can be no assurance that the DPUC would approve rate increases to enable us to recover such costs. In summary, we cannot be assured that our costs of complying with, or discharging liabilities under, current and future environmental and health and safety laws will not adversely affect our business, results of operations or financial condition.
Our business is subject to seasonal fluctuations which could affect demand for our water services and our revenues.
Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. In the event that temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease and adversely affect our revenues.
Potential drought conditions may impact our ability to serve our current and future customers’ uses of water and our financial results.
We depend on an adequate water supply to meet the present and future demands of our customers. Drought conditions could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers. An interruption in our water supply could have a material adverse effect on our financial condition and results of operations. Moreover, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions, which may adversely affect our revenues and earnings.
Any future acquisitions we may undertake may involve risks and uncertainties.
An important element of our growth strategy is the acquisition and integration of water systems in order to move into new service areas and to broaden our current service areas. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates. It is our intent, when practical, to integrate any businesses we acquire with our existing operations. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management’s time and resources. Future acquisitions by us could result in:
•	dilutive issuances of our equity securities;

•	incurrence of debt and contingent liabilities;

•	failure to have effective internal control over financial reporting;

•	fluctuations in quarterly results; and

•	other acquisition-related expenses.
Some or all of these items could have a material adverse effect on our business as well as our ability to finance our business and comply with regulatory requirements. The businesses we acquire in the future may not achieve sales and profitability that would justify our investment and any difficulties we encounter in the integration process, including in the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. In addition, as consolidation becomes more prevalent in the water and wastewater industries, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions.
Water supply contamination may adversely affect our business.
Our water supplies are subject to contamination, including contamination from the development of naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, such as MTBE, and possible terrorist attacks. In the event that our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source or provide additional treatment. We may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results and financial condition. The costs we incur to decontaminate a water source or an underground water system could be significant and could adversely affect our business, operating results and financial condition and may not be recoverable in rates. We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage. For example, private plaintiffs have the right to bring personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies. Our insurance policies may not be sufficient to cover the costs of these claims.
The need to increase security may continue to increase our operating costs.
In addition to the potential pollution of our water supply as described above, in the wake of the September 11, 2001 terrorist attacks and the ensuing threats to the nation’s health and security, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. These costs may be significant. We are currently not aware of any specific threats to our facilities, operations or supplies; however, it is possible that we would not be in a position to control the outcome of terrorist events should they occur.
Key employee turnover may adversely affect our operating results.
Our success depends significantly on the continued individual and collective contributions of our management team. The loss of the services of any member of our management team or the inability to hire and retain experienced management personnel could harm our operating results.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
The properties of our water companies consist of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water. Although our regulated water companies own their principal properties in fee, substantially all of the properties owned by our Unionville subsidiary is subject to liens as security for outstanding debt. In addition, in certain cases, our water companies are parties to limited contractual arrangements for the provision of water supply from neighboring utilities. We believe that our properties are in good operating condition. Water mains are located, for the most part, in public streets and, in a few instances, are located on land that we own in fee simple and/or land utilized pursuant to easement right, most of which are perpetual and adequate for the purpose for which they are held.
The net utility plant balances of the water companies at December 31, 2005 were as follows:

Net Utility Plant
Connecticut Water	$209,670,000
Crystal	19,078,000
Unionville	18,955,000

Total	$247,703,000

Sources of water supply owned, maintained, and operated by our regulated water companies include eighteen reservoirs and fifty-one well fields. In addition, Connecticut Water has an agreement with the Metropolitan District Commission (MDC) (a public water and sewer authority presently serving the City of Hartford and portions of surrounding towns), which provides, among other things, for the operation and maintenance by MDC of a filtration plant to supply up to 650,000 gallons of treated water per day for Connecticut Water’s Collinsville System. Collectively, these sources have the capacity to deliver approximately forty-seven million gallons of potable water daily to the fifteen major operating systems in the following table. In addition to the principal systems identified, our regulated water companies own, maintain, and operate thirteen small, non-interconnected satellite and consecutive water systems that, combined have the ability to deliver about one million gallons of additional water per day to their respective systems. For some small consecutive water systems, purchased water may comprise substantially all of the total available supply of the system.
Our regulated water companies own and operate fifteen water filtration facilities, having a combined treatment capacity of approximately 26.33 million gallons per day. Of these facilities, twelve are owned by Connecticut Water, two by Unionville, and one by Crystal.
The companies’ estimated available water supply, not including water purchases or non-principal systems, is as follows:

ESTIMATED
AVAILABLE SUPPLY
(MILLION GALLONS PER
DAY)
Connecticut Water
Guilford System	9.31
Chester System	1.69
Naugatuck System	6.91
Terryville System	0.94
Thomaston System	0.73
Collinsville System	0.65
Northern Western System	15.99
Somers System	0.28
Stafford System	1.00
Crystal
Danielson System	3.69
Plainfield System	1.01
Thompson System	0.29
KIP System	0.50
Gallup System	0.60
Unionville	3.88

Total	47.47

As of December 31, 2005, the transmission and distribution systems of our three water companies consisted of approximately 1,300 miles of main. On that date, approximately 75 percent of our mains were eight-inch diameter or larger. Substantially all new main installations are cement-lined ductile iron pipe of eight-inch diameter or larger.

The size of each company’s system(s) in terms of miles of mains is as follows:

Miles of
Transmission and
Distribution Water
Mains
Connecticut Water	1,100
Crystal	90
Unionville	110

Total	1,300

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our Common Stock is traded on the NASDAQ exchange under the symbol “CTWS”. Our quarterly high and low stock prices as reported by NASDAQ and the cash dividends we paid during 2005 and 2004 are listed as follows:

	Price		Dividends
Period	High	Low	Paid
2005
First Quarter	$27.53	$24.75	$.2100
Second Quarter	25.87	21.91	$.2100
Third Quarter	28.17	24.27	$.2125
Fourth Quarter	26.32	22.69	$.2125
2004
First Quarter	$29.76	$27.57	$.2075
Second Quarter	29.00	24.29	$.2075
Third Quarter	27.55	23.83	$.2100
Fourth Quarter	28.98	24.17	$.2100
As of March 1, 2006, there were approximately 4,500 holders of record of our common stock.
We presently have paid or intend to pay quarterly cash dividends in 2006 on March 15, June 15, September 15 and December 15 subject to our earnings and financial condition, regulatory requirements and other factors our Board of Directors may deem relevant.
Purchases of Equity Securities by the Company – In May 2005, the Company adopted a common stock repurchase program (Share Repurchase Program). The Share Repurchase Program allows the Company to repurchase up to 10% of its outstanding common stock, or approximately 812,000 shares, at a price or prices that are deemed appropriate. As of December 31, 2005, no shares have been repurchased.

ITEM 6. SELECTED FINANCIAL DATA
SUPPLEMENTAL INFORMATION (Unaudited)
SELECTED FINANCIAL DATA

Years Ended December 31, (thousands of dollars except per share
amounts and where otherwise indicated)	2005	2004	2003	2002	2001

CONSOLIDATED STATEMENTS OF INCOME
Continuing Operations
Operating Revenues	$47,453	$46,008	$44,598	$43,278	$42,885
Operating Expenses	$37,961	$35,679	$33,503	$32,011	$31,737
Operating Income	$9,492	$10,329	$11,095	$11,267	$11,148
Interest and Debt Expense	$4,017	$3,742	$4,482	$4,348	$4,422
Income from Continuing Operations	$7,166	$9,163	$8,890	$8,318	$8,637
Cash Common Stock Dividends Paid	$6,773	$6,641	$6,529	$6,277	$6,105
Dividend Payout Ratio from Continuing Operations	95%	72%	73%	75%	71%
Weighted Average Common Shares Outstanding	8,094,346	7,999,318	7,956,426	7,717,608	7,619,031
Basic Earnings Per Common Share from Continuing Operations	$0.89	$1.15	$1.11	$1.08	$1.13
Number of Shares Outstanding at Year End	8,169,627	8,035,199	7,967,379	7,939,713	7,649,362
ROE on Year End Common Equity	7.6%	10.4%	10.7%	10.4%	12.2%
Declared Common Dividends Per Share	$0.845	$0.835	$0.825	$0.814	$0.804

CONSOLIDATED BALANCE SHEET
Common Stockholders’ Equity	$94,076	$87,865	$83,315	$79,975	$70,783
Long-Term Debt	$77,404	$66,399	$64,754	$64,734	$63,953
Preferred Stock (Consolidated, Excluding Current Maturities)	$847	$847	$847	$847	$847

Total Capitalization	$172,327	$155,111	$148,916	$145,556	$135,583
Stockholders’ Equity (Includes Preferred Stock)	55%	57%	57%	56%	53%
Long-Term Debt	45%	43%	43%	44%	47%
Net Utility Plant	$247,703	$241,776	$235,098	$229,097	$202,330
Total Assets	$306,035	$290,940	$281,345	$264,799	$231,714
Book Value — Per Common Share	$11.52	$10.94	$10.46	$10.07	$9.25

OPERATING REVENUES BY REVENUE CLASS
Residential	$29,980	$28,951	$27,831	$27,310	$27,318
Commercial	5,619	5,444	5,327	5,141	5,024
Industrial	1,538	1,633	1,616	1,709	1,687
Public Authority	1,625	1,236	1,302	1,245	1,272
Fire Protection	8,267	8,231	8,026	7,355	7,110
Other (including non-metered accounts)	424	513	496	518	474

Total Operating Revenues	$47,453	$46,008	$44,598	$43,278	$42,885

Number of Customers (Average)	81,763	87,259	86,145	82,119	78,156
Billed Consumption (Millions of Gallons)	7,276	7,801	7,640	7,418	7,259
Number of Employees	191	193	195	191	181

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
Overview
The Company is a non-operating holding company, whose income is derived from the earnings of its ten wholly-owned subsidiary companies. In 2005, approximately 88% of the Company’s earnings from continuing operations were attributable to water activities carried out within its three regulated water companies: Connecticut Water, Crystal, and Unionville. The rates charged for service by these regulated water companies are subject to regulation by the Connecticut DPUC. In 2005, virtually all water activity income came from Connecticut Water, our largest subsidiary and water company. Connecticut Water has not had an increase in its rates since 1991. Primarily due to the construction of six major water treatment plants during the late 1970s and throughout the 1980s, our overall investment in gross utility plant increased by $122,881,000, or 270%, from 1978 to 1991, which resulted in our water rates being amongst the highest in Connecticut. In 1991, we began developing opportunities to increase revenues and earnings without raising regulated water rates. Through these efforts we have successfully:
-	until 2005, increased our consolidated earnings each year since 1991 without increasing water rates, and;

-	continued increasing our common dividend payments per share during this period.
For the first time since 1991, a regulated subsidiary of the Company increased its rates, effective December 28, 2005. During the year, Gallup Water Service, Inc. (Gallup) was merged with and into Crystal prior to the filing of an application for rate increase for the newly merged company. In December 2005, Crystal was granted an across the board rate increase of 21.35%. We expect to seek regulatory approval to increase rates charged in all of our Connecticut regulated water companies in the summer of 2006. The material factors that have driven our decision to file for a rate increase in 2006 are:
-	Increases in infrastructure investment necessary to insure a safe, reliable water system remains in place,

-	Modest historical and projected annual growth in regulated water sales of approximately 1.5%, and;

-	Increases in operating costs such as utilities, wage, pension, medical, audit and insurance costs.
On a year-to-year basis our earnings are primarily influenced by weather patterns that affect our customers’ water usage and thereby our revenues. Our revenues may fluctuate by as much as $1.5 million (or 3.0%) above or below a normal year because customers use more water in hot, dry years and less water in cool, rainy years.

Regulatory Matters and Inflation
The Company, like all other businesses, is affected by inflation, most notably by the continually increasing costs required to maintain, improve, and expand its service capabilities. The cumulative effect of inflation over time results in significantly higher operating costs and facility replacement costs, which must be recovered from future cash flows.
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
Our water companies’ ability to recover their increased expenses and/or investment in utility plant is dependent on the regulatory rates they charge their customers. Changes to these rates must be approved by the appropriate regulatory authority through formal rate proceedings. The rates of our three Connecticut based water companies are regulated by the Connecticut DPUC. Due to the subjectivity of certain items involved in the process of establishing rates such as future customer growth, inflation, and allowed return on investment, we have no assurance that our water companies will be able to raise their rates to a level we consider appropriate, or to raise their rates at all, through any future rate proceeding.
The Company currently plans to merge all of its Connecticut subsidiaries into one company, Connecticut Water. Further, the Company expects to apply for a rate increase in the summer of 2006.
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

Revenue Recognition – Revenue from metered customers includes billings to customers based on quarterly or monthly meter readings plus an estimate of water used between the customer’s last meter reading and the end of the accounting period. The unbilled revenue amount is listed as a current asset on the balance sheet. The amount recorded as unbilled revenue is generally higher during the summer months when water sales are higher. Based upon historical experience, management believes the Company’s estimate of unbilled revenues is reasonable.
Pension Plan Accounting – Management evaluates the appropriateness of the discount rate through the modeling of a bond portfolio which approximates the Plan liabilities. Management further considers rates of high quality corporate bonds of approximate maturities as published by nationally recognized rating agencies consistent with the duration of the Company’s Plans.
The discount rate assumption we use to value our pension benefit obligations has a material impact on the amount of pension expense we record in a given period. Our 2005 and 2004 pension expense was calculated using assumed discount rates of 5.75% and 6.25%, respectively. In 2006, our pension expense will be calculated with an assumed discount rate of 5.50%. The following table shows how much a one percent change in our assumed discount rate would have changed our reported 2005 pension expense:

Increase
(Decrease)
in expense
A 1% increase in the discount rate	($316,000)
A 1% decrease in the discount rate	$ 328,000
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
The Company believes that the factors described above and those described in detail below under the heading “Commitments and Contingencies” may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2006 and beyond. Please also review carefully the risks and uncertainties described in Item 1A – Risk Factors and described below under the heading “Forward Looking Information”.
Based on the Company’s current projections, the Company believes that its Net Income from Continuing Operations for the year 2006, excluding the gain from the sale of BARLACO assets in February 2006, will be materially reduced from the levels reported for the years 2003, 2004 and 2005. Any such reductions would likely be primarily attributable to lower net income (in the form of reduced tax benefits) related to the Company’s land disposition program, excluding the BARLACO land sale. Since the sale of the assets of Barnstable, the results of operations for

Barnstable are included in discontinued operations, including any income earned under the management contract. In addition, the regulated water company subsidiaries increased operating costs, including depreciation on their investments in utility plant, will require the Company’s primary subsidiary, The Connecticut Water Company, to seek rate relief in 2006. Based upon appropriate recovery of these costs in a timely manner based upon a rate increase application expected to be filed in the summer of 2006, and taking into account the other factors discussed impacting profitability and earnings, the Company believes that its net income should return to levels achieved in recent years. However, there can be no assurance that the Company will be able to recover costs in an appropriate and timely manner in 2006. During 2006 and subsequent years, the ability of the Company to maintain and increase its net income comparable to historical levels will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the section entitled “Commitments and Contingencies” and the risks and uncertainties described in “Forward Looking Information,” including the Company’s plan to file for rate relief during 2006.
FINANCIAL CONDITION
Liquidity and Capital Resources
In recent years, we have financed the majority of investment in Utility Plant through internally generated funds. In November 2005 two of our regulated subsidiaries, Connecticut Water and Crystal issued $10 million and $5 million respectively of 35-year long-term debt. The following table shows the total construction expenditures excluding non-cash contributed utility plant for each of the last three years and what we expect to invest on construction projects in 2006.

		Construction
	Gross	Funded by	Construction
	Construction	Developers &	Funded by
	Expenditures	Others	Company
2003	$9,747,000	$1,261,000	$8,486,000
2004	$11,045,000	$2,665,000	$8,380,000
2005	$16,957,000	$2,869,000	$14,088,000
2006 (Projected)	$18,387,000	$3,000,000	$15,387,000
We currently fund our working capital requirements through our lines of credit with four banks, which provide liquidity to satisfy ongoing cash needs. We consider the current aggregate $15,500,000 lines of credit to be adequate to finance any expected short-term borrowing requirements that may arise in 2006. All the lines have one-year lives and will expire on different dates in 2006. We expect to renew the lines in 2006. The interest rates payable are variable and fluctuate over time based on financial conditions. The weighted average interest rate on the $4,750,000 aggregate balance outstanding at December 31, 2005 was 4.62%.
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

2003 A Series: $8,000,000 (Non-AMT)	4.40% Maturing 12/15/2020
2003 C Series: $14,930,000 (AMT)	5.00% Maturing 9/1/2022
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
In connection with the issuance of the bonds, Connecticut Water entered into an interest rate swap transaction with a counterparty in the notional principal amount of $12,500,000. The interest rate swap agreement provides that, beginning in April 2004 and thereafter on a monthly basis, Connecticut Water will pay the counterparty a fixed interest rate of 3.73% on the notional amount for a period of five years. In exchange, the counterparty began in April 2004 and thereafter on a monthly basis, paying Connecticut Water a floating interest rate (based on 105% of the U.S. Dollar one-month LIBOR rate) on the notional amount for a period of five years. The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in prevailing interest rates.
In June 2004, Unionville secured $1.6 million through the Drinking Water State Revolving Fund for costs incurred in developing a water interconnection with a neighboring water supplier. The funds were used to pay off a portion of the balances outstanding under bank lines of credit. As of December 31, 2005 the Company intends to prepay this debt in 2006.
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
In November 2005, Connecticut Water borrowed $10 million through the issuance of Water Facilities Revenue Bonds by the Connecticut Development Authority sold in one series with an interest rate of five percent maturing on October 1, 2040. The proceeds from the sale of the bonds were used to finance construction and installation of various capital improvements to the Company’s existing water systems.
In November 2005, Crystal borrowed $5 million through the issuance of Water Facilities Revenue Bonds by the Connecticut Development Authority sold in a single series with an interest rate of five percent maturing on October 1, 2040. The proceeds from the sale of the bonds are being used to finance the construction of a water treatment plant in the Town of Killingly, CT and to facilitate the interconnection of two systems in the Town of Killingly.
Barnstable Water Company’s note payable was paid off in 2005 in connection with the sale of Barnstable Water’s assets. As a result of the prepayment, the Company paid the lender a prepayment fee of $322,000.
Off-Balance Sheet Arrangements and Contractual Obligations
We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities (other than the interest rate swap agreement discussed above) and does not have material transactions involving related parties.
The following table summarizes the Company’s future contractual cash obligations as of December 31, 2005:

	Payments due by Periods
	(in thousands of dollars)
		Less			More
		than 1	Years	Years	than 5
Contractual Obligations	Total	year	2 and 3	4 and 5	years
Long-Term Debt (LTD)	$79,735	$2,331	$14	$16	$77,374
Interest on LTD	83,513	3,474	6,886	6,886	66,267
Operating Lease Obligations	498	269	226	2	—
Purchase Obligations (2)(3)	30,396	876	1,464	1,416	26,641
Long-Term Compensation Agreement (1)	33,061	2,204	4,408	4,408	22,041

Total (4)(5)(6)	$227,203	$9,154	$12,998	$12,728	$192,323

(1)	Pension and post retirement contributions cannot be reasonably estimated beyond 2006 and may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.

(2)	Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed on May 13, 2005 and will remain in effect for a minimum of ten (10) years from that date. Connecticut Water has agreed to purchase at least three million (3,000,000) gallons of water per calendar year from RWA. Water sales to Connecticut Water are billed monthly at the most current RWA retail rate.

(3)	Unionville has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC. The agreement became effective on October 6, 2000 for a term of fifty (50) years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service.

(4)	Advances for Construction are non-interest bearing.

(5)	We pay refunds on Advances for Construction over a specific period of time based on operating revenues related to developer-installed water mains or as new customers are connected to and take service from such mains. After all refunds are paid, any remaining balance is transferred to Contributions in Aid of Construction. The refund amounts are not included in the above table because the refund amounts and timing are dependent upon several variables, including new customer connections, customer consumption levels and future rate increases, which cannot be accurately estimated. Portions of these refund amounts are payable annually through 2020 and amounts not paid by the contract expiration dates become non-refundable.

(6)	We will fund these contractual obligations with cash flows from operations and liquidity sources held by or available to us.

Interim Bank Loans Payable at year-end 2005 was $4,750,000, which is $900,000 lower than at the end of 2004.
During 2005, the Company incurred approximately $16.9 million of construction expenditures. The Company financed such expenditures through internally generated funds, long-term debt issuances, customers’ advances, contributions in aid of construction and short-term borrowings.
The Board of Directors has approved a $15.4 million construction budget for 2006, net of amounts to be financed by customer advances and contributions in aid of construction. Funds primarily provided by operating activities, short-term borrowings, and funds remaining in escrow from the $5 million Crystal debt issuance in November 2005, are expected to finance this entire construction program given normal weather patterns and related operating revenue billings.
RESULTS OF OPERATIONS
On May 20, 2005, the Company completed the sale of the assets of the Barnstable Water Company to the Town of Barnstable, Massachusetts. The sale of Barnstable Water’s assets has been classified as “Discontinued Operations” in the Consolidated Statements of Income due to the loss of a management contract with the Town of Barnstable in January 2006. All of the results of Barnstable Water, including current and prior years and the gain on the sale of the utility’s assets, have been reclassified and are included as “Discontinued Operations”.
Overview of 2005 Results from Continuing Operations
Net Income from Continuing Operations for 2005 were $7,166,000, or $0.89 per basic share, a decrease of $1,997,000, or $0.26 per basic share when compared to 2004. The decrease in earnings was due to lower net income in our ‘Water Activities’ and ‘Real Estate’ business segments partially offset by an increase in net income in our ‘Services and Rentals’ segment.

Increase
(Decrease)
Business segment	In Net Income
Water Activities	$(846,000)
Real Estate	(1,267,000)
Services and Rentals	116,000

Net Decrease	$(1,997,000)
Water Activities
The decrease in net income from water activities in 2005 was $846,000, or $ 0.10 per share, lower than it was in 2004. A breakdown of the components of this decrease is as follows:

Increase
(Decrease)
Increase
Operating Revenues	$1,445,000
Operation and Maintenance expense	2,178,000
Depreciation expense	154,000
Income Taxes	(256,000)
Taxes Other than Income Taxes	206,000
Other Income	49,000
Interest and Debt Expense (net of AFUDC)	58,000

Net (Decrease)	($846,000)

The 3.1% increase in Operating Revenues is primarily due to the following:
–	a $1,220,000, or 3.3%, increase in metered revenues in 2005 which was due to increased customer water consumption attributable to a hotter summer and a 1.5% increase in the number of customers served; and

–	a $225,000, or 2.5%, increase in non-metered revenues which was primarily due to increased fire protection charges related to the expansion of our water system which increased the number of fire hydrants and revenue generating mains upon which these charges are based.
The $2,178,000 or 9.8% increase in Operation and Maintenance expense is primarily due to the following expense increases:

Increase
Utility Costs	$491,000
Pension expense	317,000
Other employee benefit costs	468,000
Legal services	260,000
Other outside services	133,000
Maintenance	185,000
Labor	148,000
Other	176,000

Total	$2,178,000

The increase in Depreciation expense is due to the Company’s investment in new utility plant.
The decrease in Income Tax expense is due primarily to lower pre-tax net income in 2005, partially offset by flow through accounting related to book/tax timing differences.
The increase in Taxes Other Than Income Taxes is primarily due to increased municipal taxes related to our increased investment in utility plant.

The increase in Interest and Debt Expense is due to the following:
–	Higher interest expense on long-term debt primarily due to the issuance of $15.0 million in new bonds in 2005;

–	Higher other interest charges due primarily to increased commitment fees on the letters of credit associated with bonds issued in 2004 plus higher interest expense on interim bank loans with higher interest rates; and

–	Amortization of the debt issuance costs of the bonds issued in 2004 and 2005.
Real Estate
The net income generated by the Real Estate segment decreased $1,267,000, or $0.16 per share, in 2005 because there were no large sales or donations of land compared with the two donations of land we made in 2004 and in 2005 the Company increased its tax reserves related to prior year land donations.
Income from this business segment is largely dependent on the tax deductions received on donations/sales of available land. This typically occurs when utility-owned land is deemed to be not necessary to protect water sources. The Company currently does not project completing any material land transactions in 2006 other than the sale of the BARLACO land, completed in February 2006.
Services and Rentals
Net income generated from the services and rental segment in 2005 increased $116,000, or $0.02 per share, over 2004 levels. The increased net income is primarily due to a 15% increase in customer enrollment in our service line maintenance program plus an increased number of leases and higher lease rates charged to the telecommunications companies that lease space on our water storage tanks for their antenna sites. The table below summarizes the income from these two lines of business in this business segment for 2005 and 2004.

	2005	2004	Increase
Service line contracts	$377,000	$328,000	$49,000 or 15%
Antenna leases	$462,000	$401,000	$61,000 or 15%
Overview of 2004 Results from Continuing Operations
Net Income from Continuing Operations for 2004 were $273,000, or $0.04 per basic share higher than in 2003. This increase in earnings from continuing operations was due to higher net income in our Real Estate and Services and Rentals business segments, which more than offset a reduction in net income from our Water Activities segment. The table below details the changes in net income by business segment for Continuing Operations:

Increase
(Decrease)
Business segment	In Net Income
Water Activities	$(41,000)
Real Estate	177,000
Services and Rentals	137,000

Net Increase	$273,000
Water Activities
The net income from water activities in 2004 was $41,000 lower than it was in 2003. A breakdown of the components of this decrease is as follows:

Increase
Business segment	(Decrease)
Operating Revenues	$1,410,000
Operation and Maintenance expense	1,250,000
Depreciation expense	87,000
Income Taxes	682,000
Taxes Other than Income Taxes	157,000
Other Income	40,000
Interest and Debt Expense (net of AFUDC)	(685,000)

Net (Decrease)	$(41,000)
The 3.2% increase in Operating Revenues was primarily due to:
–	a 1.9% increase in metered consumption in 2004 due to a hotter and drier summer and a 1.2% increase in the number of customers served;

–	a $288,000 increase in revenues from Unionville’s 30% rate surcharge that went into effect mid-2003; and

–	a $205,000 increase in fire protection revenues due to system expansion which increased the number of fire hydrants and revenue generating mains upon which these charges are based.
The $1,250,000 or 5.9% increase in Operation and Maintenance expense was primarily due to the following expense increases:

Increase
Sarbanes-Oxley Act Section 404 compliance	$738,000
Purchased Water	261,000
Property and Liability Insurance	223,000

Total	$1,222,000
The increase in Depreciation expense was due to the Company’s investment in new utility plant.
Income tax expense increased in 2004 due to the $641,000 increase in book pre-tax income plus a higher 2004 effective income tax rate due to flow through accounting related to book/tax timing differences and a 2003 reduction in estimated tax liabilities associated with non-current periods.

The increase in Taxes Other Than Income taxes was primarily due to increased municipal taxes related to our increased investment in utility plant.
The 16.5% decrease in Interest and Debt Expense was primarily due to the lowering of our interest rates through the long-term debt refinancings that were completed in 2003 and 2004.
Real Estate
The net income generated by the Real Estate segment increased from 2003 primarily due to the tax benefits of a 2004 donation of approximately 60 acres of land to the Town of Plymouth, CT in addition to the donation of the final parcel of land to the Town of Killingly, CT under our 3-year agreement with the Town. The 2004 and 2003 net income in this business segment were generated from the following:

	2004	2003
Donation of land to Town of Killingly, CT	$707,000	$942,000
Donation of land to Town of Plymouth, CT	498,000	—
Miscellaneous sales of real estate	1,000	87,000

Net Income	$1,206,000	$1,029,000
Services and Rentals
Net income generated from the Services and Rental segment in 2004 increased $137,000, or 20%, over 2003 levels. The increased net income was primarily due to a 19% increase in customer enrollment in our service line maintenance program plus an increased number of leases and higher lease rates charged to the telecommunications companies that lease space on our water storage tanks for their antenna sites. The table below summarizes the major components of the increase in net income from these two lines of business in this business segment for 2004 and 2003.

	2004	2003	Increase
Service line contracts	$328,000	$240,000	$88,000 or 37%
Antenna leases	$401,000	$330,000	$71,000 or 22%

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
Investment in security-related improvements is a continuing process and management believes that the costs associated with any such improvements would be eligible for recovery in future rate proceedings.
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

Rate Relief – Our three Connecticut operating subsidiaries, Connecticut Water, Crystal, and Unionville, are regulated public utilities, which provide water services to their customers. The rates that these companies charge their water customers are subject to the jurisdiction of the regulatory authority of the Connecticut DPUC, which sets water rates for each company independently because the systems are not interconnected.
The DPUC may authorize the Company’s operating subsidiaries to charge rates which the DPUC consider to be sufficient to recover the normal operating expenses of our operating subsidiaries, to provide funds for adding new or replacing water infrastructure, and to allow our operating subsidiaries to earn what the DPUC considers to be a fair and reasonable return on our invested capital.
The Company has filed with the DPUC to merge all of its Connecticut subsidiaries into Connecticut Water in February 2006. On March 20, 2006, the DPUC issued a Draft Decision which would approve this merger. Further, the Company expects that Connecticut Water will apply for a rate increase during the summer of 2006.
Land Dispositions – In the past, the Company has engaged in a program of land donations to municipalities in Connecticut, which has resulted in net income (tax benefits) to the Company of approximately $3.9 million. As previously disclosed, the land donation program under the Company’s agreement with the Town of Killingly, CT was completed in January 2004 with the donation of the remaining parcel to the Town. The donation of this final parcel resulted in a net profit (tax benefit) to the Company of $707,000 during the first quarter of 2004. The donation of land to the Town of Plymouth, CT in December 2004 resulted in an additional $498,000 of net income. During 2005, the Company lowered the after-tax profit taken in 2002, 2003 and 2004 by $353,000. This was due to an ongoing audit by the Internal Revenue Service, which is examining the fair market value of the property reflected on the Company’s 2002, 2003 and 2004 tax returns. The Company continues to believe the valuations used in those tax years’ filings is correct.
During 2005, the Company has one significant land transaction. Connecticut Water sold 74 acres of land in Bristol, Connecticut for $475,000 resulting in a net profit of $256,000 on the transaction.
The Company and its subsidiaries own additional parcels of land in Connecticut, which may be suitable in the future for disposition, either by sale or by donation to municipalities, other local governments or private charitable entities. These additional parcels would include certain Class I and II parcels previously identified by the Connecticut DEP, which have restrictions on development and resale.
During 2003 and 2004, the Company donated approximately 370 acres of land to municipalities in Connecticut for public and/or open space purposes. These donations contributed approximately $1.0 million and $1.2 million, respectively to net income in those years, as a result of favorable tax treatment under federal and Connecticut tax laws. The Company currently anticipates that it will continue to pursue selected land sales and/or donations during fiscal years 2006, 2007 and 2008, but at a reduced level. The Company currently does not project completing any material land transactions in 2006, other than the BARLACO land sale. The Company is unable to predict if and when any sales or donations of some or all of these parcels may occur in the future and, if so, what amount of net income (tax benefits) may result from any such sales or donations.
Amounts taken as tax benefits in prior years are subject to challenge by the taxing agencies. In 2005, the Company increased its tax reserves by approximately $400,000 for land valuation allowances (See “Taxes” below).
Taxes – On August 18, 2005, the Company was notified by the Internal Revenue Service (IRS) that they would be conducting an audit of the Company’s 2003 Federal Income Tax Return. The field work portion of the audit is complete and the IRS has summarized its proposed adjustments. Other than a proposed change to the value of donated land, none of the other changes are material. The Company continues to believe that the value of donated land included in its 2003 Federal Income Tax Return is correct. Discussions between the Company and the IRS are continuing. The Company does not believe that IRS proposed changes would materially affect financial results.
The Company and its subsidiaries may be subject to a higher tax burden through changes in state legislation. Also, the Company’s future property tax burden may increase if state aid to towns is decreased.
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
Our water companies are subject to various federal and state regulatory agencies concerning water quality and environmental standards. Generally, the water industry is materially dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant. The ability to maintain our operating costs at the lowest possible level, while providing good quality water service, is beneficial to customers and stockholders. Profitability is also dependent on the timeliness of rate relief to be sought from, and granted by, the DPUC, when necessary, and numerous factors over which we have little or no control, such as the quantity of rainfall and temperature, industrial demand, financing costs, energy rates, tax rates, and stock market trends which may affect the return earned on pension assets, and compliance with environmental and water quality regulations. The profitability of our other revenue sources is subject to the amount of land we have available for sale and/or donation, the demand for the land, the continuation of the current state tax benefits relating to the donation of land for open space purposes, regulatory approval of land dispositions, the demand for telecommunications antenna site leases and the successful extensions and expansion of our service contract work. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The primary market risk faced by the Company is interest rate risk. As of December 31, 2005, the Company had no exposure to derivative financial instruments or financial instruments with significant credit risk or off-balance-sheet risks. In addition, the Company is not subject in any material respect to any currency or other commodity risk.
     The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries and the use of the interest rate swap agreement discussed below. The Company has $15,500,000 current lines of credit with four banks, under which interim bank loans payable at December 31, 2005 were $4,750,000.
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
     Management believes that changes in interest rates will not have a material effect on income or cash flow during 2006, although there can be no assurances that interest rates will not significantly change.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Connecticut Water Service, Inc., and the Notes to Consolidated Financial Statements together with the report of PricewaterhouseCoopers LLP are included herein on pages F-7 through F-30.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures — As of December 31, 2005, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule13a-15(e)). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
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
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. We have used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in conducting our evaluation of the effectiveness of the internal control over financial reporting. Based on our evaluation, we concluded that the Company’s internal control over financial reporting is effective as of December 31, 2005. Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control Over Financial Reporting – Beginning in 2003, the Company implemented a comprehensive plan to review, document, test the operational effectiveness, and evaluate the processes and systems of internal controls over financial reporting, as required under Section 404 of the Sarbanes Oxley Act of 2002 and Public Accounting Oversight Board Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With An Audit of Financial Statements” (Standard No. 2), which was adopted in June 2004.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On January 6, 2006, the Company and Eric W. Thornburg entered into a letter agreement outlining the terms and conditions of Mr. Thornburg’s planned employment as the Company’s next President and Chief Executive Officer, effective March 1, 2006. Under the terms of employment, Mr. Thornburg will receive an annual salary of $294,100, annual and long term incentive compensation as determined by the Compensation Committee, certain other executive and relocation benefits, and customary employee benefits offered to all of the Company’s employees. A copy of the letter agreement was filed by the Company as an exhibit to the Company’s Form 8-K filed on January 11, 2006. On January 11, 2006, the Compensation Committee approved an award of 4,507 restricted shares of the Company’s common stock to Mr. Thornburg under the Company’s 2004 Performance Stock Program.
On January 12, 2006, the Company announced that the Board of Directors at its January 11th meeting unanimously approved the appointment of Eric W. Thornburg as the Company’s next President and Chief Executive Officer. Mr. Thornburg, 45, was recently President of Missouri-American Water and also led Government and Regulatory Affairs for American Water’s central region, spanning 15 states in the Midwest. He has also held leadership positions in Indiana and Pennsylvania for American Water, a subsidiary of RWE, a German-based conglomerate and a Global 100 company. The Board of Directors also unanimously elected Mr. Thornburg to the Board of Directors, effective January 11, 2006. Mr. Thornburg has been nominated for election as a Class III director to serve a term expiring at the 2009 annual meeting of shareholders.
Mr. Thornburg assumed the President/CEO positions at the Company on March 1, 2006, succeeding Marshall T. Chiaraluce, who had served as the Company’s President and Chief Executive Officer since 1992 until his retirement as President and Chief Executive Officer effective March 1, 2006. Mr. Chiaraluce will continue to serve as the full time Chairman of the Board of Directors and Executive Officer of the Company until his planned retirement from the Company and the Board of Directors in the spring of 2007.

PART III
Pursuant to General Instruction G(3), the information called for by Items 10, (except for information concerning the executive officers of the Company) 11, 12, 13 and 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed on EDGAR on or about April 7, 2006. Information concerning the executive officers of the Company is included as Item 10 of this report.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
The following is a list of the executive officers of the Company:

	Age
	in		Period Held or	Term of Office
Name	2006	Office	Prior Position	Expires
M. T. Chiaraluce	63	Chairman of the Board and Executive Officer	Held position of President since January 1992 and position of Chief Executive Officer since July 1992 until his retirement as of March 1, 2006	2006 Annual Meeting

E. W. Thornburg	46	President, Chief Executive Officer	Held position since March 1, 2006	2006 Annual Meeting

D. C. Benoit	48	Vice President – Finance, Chief Financial Officer and Treasurer	Held current position or other executive position with the company since April 1996	2006 Annual Meeting

T. P. O’Neill	52	Vice President — Operations & Engineering	Held current position or other engineering position with the Company since February 1980	2006 Annual Meeting

M. P. Westbrook	46	Vice President — Administration and Government Affairs	Held current position or other management position with the Company since September 1988	2006 Annual Meeting

	Age
	in		Period Held or	Term of Office
Name	2006	Office	Prior Position	Expires
T. R. Marston	53	Vice President — Planning & Treatment	Held current position or other management position with the Company since June 1974.	2006 Annual Meeting

P. J. Bancroft	56	Assistant Treasurer and Controller	Held current position or other accounting position with the Company since October 1979	2006 Annual Meeting

M. G. DiAcri	60	Corporate Secretary	Held administrative position with the Company since February 1990	2006 Annual Meeting
For further information regarding the executive officers see the Company’s Proxy Statement dated on or about April 7, 2006.
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

2.	Financial Statement Schedule:

The following schedule of the Company is included on the attached page as indicated:

Schedule II-Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2005, 2004, and 2003	S-1

All other schedules provided for in the applicable regulations of the Securities and Exchange Commission have been omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements or notes thereto.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:
We have completed integrated audits of Connecticut Water Service, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 30, 2006

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, (in thousands, except per share data)	2005	2004	2003

Operating Revenues	$47,453	$46,008	$44,598

Operating Expenses
Operation and Maintenance	24,514	22,336	21,086
Depreciation	5,724	5,570	5,483
Income Taxes	2,338	2,594	1,912
Taxes Other Than Income Taxes	5,385	5,179	5,022

Total Operating Expenses	37,961	35,679	33,503

Utility Operating Income	9,492	10,329	11,095

Other Income (Deductions), Net of Taxes
Gain (Loss) on Property Transactions	(61)	1,206	1,029
Non-Water Sales Earnings	945	829	692
Allowance for Funds Used During Construction	638	421	476
Other	169	120	80

Total Other Income (Deductions), Net of Taxes	1,691	2,576	2,277

Interest and Debt Expenses
Interest on Long-Term Debt	2,937	2,918	3,878
Other Interest Charges	720	486	373
Amortization of Debt Expense	360	338	231

Total Interest and Debt Expenses	4,017	3,742	4,482

Income from Continuing Operations	7,166	9,163	8,890
Discontinued Operations, Net of Tax of $1,720, $238 and $123 in 2005, 2004 and 2003, respectively	3,158	231	320

Net Income	10,324	9,394	9,210

Preferred Stock Dividend Requirement	38	38	38

Total Net Income Applicable to Common Stock	$10,286	$9,356	$9,172

Weighted Average Common Shares Outstanding:
Basic	8,094	7,999	7,956
Diluted	8,143	8,039	8,002

Earnings Per Common Share:
Basic — Continuing Operations	$0.89	$1.15	$1.11
Basic — Discontinued Operations	0.38	0.02	0.04

Basic	$1.27	$1.17	$1.15

Diluted — Continuing Operations	$0.88	$1.14	$1.11
Diluted — Discontinued Operations	0.38	$0.02	$0.04

Diluted	$1.26	$1.16	$1.15

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (in thousands)	2005	2004	2003

Net Income	$10,286	$9,356	$9,172

Other Comprehensive Income, net of tax
Qualified cash flow hedging instrument net of tax of $188 and $58 in 2005 and 2004, respectively	294	87	—

Comprehensive Income	$10,580	$9,443	$9,172

The accompanying notes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except share amounts)	2005	2004

ASSETS
Utility Plant	$340,755	$333,985
Construction Work in Progress	5,505	7,463
Utility Plant Acquisition Adjustments	(1,273)	(1,273)

	344,987	340,175
Accumulated Provision for Depreciation	(97,284)	(98,399)

Net Utility Plant	247,703	241,776

Other Property and Investments	4,542	4,298

Cash and Cash Equivalents	4,439	707
Restricted Cash	2,628	—
Accounts Receivable (Less Allowance, 2005 - $256; 2004 - $212)	5,888	5,702
Accrued Unbilled Revenues	3,918	4,064
Materials and Supplies, at Average Cost	860	869
Prepayments and Other Current Assets	1,274	3,923
Short-Term Investment	6,815	—
Barlaco Assets Held for Sale	324	—

Total Current Assets	26,146	15,265

Unamortized Debt Issuance Expense	7,823	7,169
Unrecovered Income Taxes	12,986	16,173
Post-Retirement Benefits Other Than Pension	1,595	1,088
Goodwill	3,608	3,608
Deferred Charges and Other Costs	1,632	1,563

Total Regulatory and Other Long-Term Assets	27,644	29,601

Total Assets	$306,035	$290,940

CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value:
Authorized - 15,000,000 Shares — Issued and Outstanding:
2005 - 8,169,627; 2004 - 8,035,199	$58,005	$55,514
Retained Earnings	35,777	32,264
Accumulated Other Comprehensive Income	294	87

Common Stockholders’ Equity	94,076	87,865
Preferred Stock	847	847
Long-Term Debt	77,404	66,399

Total Capitalization	172,327	155,111

Interim Bank Loans Payable	4,750	5,650
Current Portion of Long-Term Debt	2,331	326
Accounts Payable and Accrued Expenses	4,776	5,512
Accrued Taxes	154	3,300
Accrued Interest	699	601
Other Current Liabilities	519	559

Total Current Liabilities	13,229	15,948

Advances for Construction	29,355	27,157

Contributions in Aid of Construction	45,709	46,111

Deferred Federal and State Income Taxes	24,915	24,249

Unfunded Future Income Taxes	11,273	13,096

Long-Term Compensation Arrangements	7,541	7,445

Unamortized Investment Tax Credits	1,686	1,823

Commitments and Contingencies
Total Capitalization and Liabilities	$306,035	$290,940

The accompanying notes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (in thousands)	2005	2004	2003

Operating Activities:
Net Income	$10,324	$9,394	$9,210
Discontinued Operations	3,158	235	324

Income from Continuing Operations	7,166	9,159	8,886

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Allowance for Funds Used During Construction	(743)	(436)	(476)
Depreciation (including $188 in 2005 and $253 in 2004, and $165 in 2003 charged to other accounts)	5,912	5,763	5,648
Change in Assets and Liabilities:
(Increase) in Accounts Receivable and Accrued Unbilled Revenues	(342)	(769)	(49)
(Increase) Decrease in Other Current Assets	2,600	288	(51)
(Increase) in Other Non-Current Items	(556)	(469)	(690)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	(3,603)	1,678	(2,069)
Increase in Deferred Income Taxes and Investment Tax Credits, Net	2,332	996	2,400

Total Adjustments	5,600	7,051	4,713

Net Cash and Cash Equivalents Provided by (Used In) Continuing Operations	12,766	16,210	13,599
Net Cash and Cash Equivalents Provided by (Used In) Discontinued Operations	(185)	497	184

Net Cash and Cash Equivalents Provided by (Used In) Operating Activities	12,581	16,707	13,783

Investing Activities:
Company Financed Additions to Utility Plant	(14,088)	(8,380)	(8,486)
Advances from Others for Construction	(1,955)	(2,057)	(592)

Net Additions to Utility Plant Used in Continuing Operations	(16,043)	(10,437)	(9,078)
Net Additions to Utility Plant Used in Discontinued Operations	(171)	(172)	(193)
Proceeds from Sale of Barnstable Water Company Assets (Net of $114 in Transaction Costs)	9,885	—	—
Purchase of Short Term Investments	(6,713)	—	—

Net Cash and Cash Equivalents Used in
Investing Activities in Continuing Operations	(12,871)	(10,437)	(9,078)
Net Cash and Cash Equivalents Used in
Investing Activities in Discontinued Operations	(171)	(172)	(193)

Net Cash Used in Investing Activities	(13,042)	(10,609)	(9,271)

Financing Activities:
Net Proceeds from Interim Bank Loans	4,750	5,650	9,700
Net Repayment of Interim Bank Loans	(5,650)	(9,700)	(6,950)
Proceeds from Issuance of Common Stock	2,038	1,751	699
Proceeds from Issuance of Long-Term Debt	12,282	23,581	22,930
Repayment of Long-Term Debt Including Current Portion	(665)	(21,764)	(22,798)
Costs Incurred to Issue Long-Term Debt and Common Stock	(934)	(1,309)	(1,359)
Advances from Others for Construction	1,955	2,057	592
Proceeds from Exercise of Stock Options	455	—	—
Cash Dividends Paid	(6,838)	(6,525)	(6,393)

Net Cash and Cash Equivalents Provided by (Used in)
Financing Activities in Continuing Operations	7,393	(6,259)	(3,579)
Net Cash and Cash Equivalents Provided by (Used in)
Financing Activities in Discontinued Operations	(3,200)	(254)	(275)

Net Cash and Cash Equivalents Provided by (Used in) Financing Activites	4,193	(6,513)	(3,854)

Net Increase (Decrease) in Cash and Cash Equivalents	3,732	(415)	658
Cash and Cash Equivalents at Beginning of Year	707	1,122	464

Cash and Cash Equivalents at End of Year	$4,439	$707	$1,122

Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant (see Note 1 for details)	$1,231	$2,337	$2,930
Short-term Investment of Bond Proceeds Held in Restricted Cash	$2,628	—	—

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Continuing Operations During the Year for:
Interest	$3,511	$3,440	$4,372
State and Federal Income Taxes	$3,515	$1,383	$2,355

Cash Paid for Discontinued Operations During the Year for:
Interest	$106	$141	$150
State and Federal Income Taxes	$410	$31	$52
The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION -The consolidated financial statements include the operations of Connecticut Water Service, Inc. (the Company), an investor-owned holding company and its ten wholly owned subsidiaries, listed below:
The Connecticut Water Company (Connecticut Water)
Crystal Water Utilities Corporation
The Crystal Water Company of Danielson (Crystal Water)
Chester Realty, Inc.
New England Water Utility Services, Inc.
Connecticut Water Emergency Services, Inc.
The Barnstable Holding Company
The Barnstable Water Company (Barnstable Water)
BARLACO, Inc.
The Unionville Water Company (Unionville)
Connecticut Water, Crystal Water, and Unionville (our “water companies”) are public water utility companies serving 81,763 customers in 41 towns throughout Connecticut.
Crystal Water Utilities Corporation is a holding company, owning the stock of The Crystal Water Company of Danielson and three small rental properties.
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
Barnstable Holding Company is a holding company, owning the stock of Barnstable Water Company and BARLACO, Inc. Barnstable Water was a public water utility company serving customers in Barnstable, Massachusetts, until the Company sold the assets of Barnstable Water to the Town of Barnstable in May 2005. After the sale and through February 2006, Barnstable Water operated the system under a management contract for the Town of Barnstable. In February 2006, the Town of Barnstable terminated the management contract with Barnstable Water. BARLACO, Inc. is a real estate company which held real estate for sale. In February 2006, BARLACO sold all of its real estate holdings to the Town of Barnstable.
Intercompany accounts and transactions have been eliminated.
PUBLIC UTILITY REGULATION – Three of our water companies are subject to regulation for rates and other matters by the Connecticut Department of Public Utility Control (DPUC) and follow accounting policies prescribed by the DPUC. The Company prepares its financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP), which includes the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation,” (FAS 71). FAS 71 requires cost-based, rate-regulated enterprises such as our water companies to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which the costs would be charged to expense by an unregulated enterprise. The balance sheets include regulatory assets and liabilities as appropriate, primarily related to income taxes and post-retirement benefit costs. In accordance with FAS 71, costs which benefit future periods, such as tank painting, are expensed over the periods they benefit. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FAS 71. Material regulatory assets are earning a return.
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
UTILITY PLANT – Utility plant is stated at the original cost of such property when first devoted to public service. In the case of acquisitions, the difference between the original cost and the cost to our water companies is charged or credited to utility plant acquisition adjustments. Utility plant accounts are charged with the cost of improvements and replacements of property including an allowance for funds used during construction. Retired or disposed of depreciable plant is charged to accumulated provision for depreciation together with any costs applicable to retirement, less any salvage received. Maintenance of utility plant is charged to expense. Accounting policies relating to other areas of utility plant are listed below:
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
In order for certain water system acquisitions made in and after 1995 to not degrade earnings, Connecticut Water has received DPUC approval to record AFUDC on certain of its investments in these systems. Through December 31, 2005, Connecticut Water has capitalized approximately $3.5 million of AFUDC relating to financing these acquisitions. This amount is expected to be recovered in Connecticut Water’s next rate case.
Each company’s allowed rate of return on rate base is used to calculate its AFUDC.
Customers’ Advances For Construction, Contributed Plant And Contributions In Aid Of Construction - Under the terms of construction contracts with real estate developers and others, our water companies periodically receive either advances for the costs of new main installations or title to the main after it is constructed and financed by the developer. Refunds are made, without interest, as services are connected to the main, over periods not exceeding fifteen years and not in excess of the original advance. Unrefunded balances, at the end of the contract period, are credited to contributions in aid of construction (CIAC) and are no longer refundable.
Utility Plant is added in two ways. The majority of the Company’s plant additions occur from direct investment of Company funds that originated through operating activities or financings. The Company manages the construction of these plant additions. These plant additions are part of the Company’s depreciable utility plant and are generally part of rate base. The Company’s rate base is a key component of how its regulated rates are set, and is recovered through the depreciation component of the Company’s rates. The second way in which plant additions occur are through developer advances and contributions. Under this scenario either the developer funds the additions through payments to the Company, who in turn manages the construction of the project, or the developer pays for the plant construction directly and contributes the asset to the Company after it is complete. Plant additions that are financed by a developer, either directly or indirectly, are excluded from the Company’s rate base and not recovered through the rates process, and are also not depreciated.
During the past three years the following are the components that comprise Net Additions to Utility Plant:

in thousands
	2005	2004	2003
Additions to Utility Plant:
Company Financed	$14,088	$8,380	$8,486
Allowance for Funds Used During Construction	743	436	476

Subtotal – Utility Plant Increase to Rate Base	14,831	8,816	8,962
Non-Cash Contributed Plant	1,231	2,337	2,930
Advances from Others for Construction	1,955	2,057	592

Subtotal – Gross Additions to Utility Plant	18,017	13,210	12,484
Less: Non-Cash Contributed Plant	1,231	2,337	2,930

Net Additions to Utility Plant – Continuing Operations	16,786	10,873	9,554
Plus: Discontinued Operations	171	172	193

Net Additions to Utility Plant	$16,957	$11,045	$9,747

Depreciation - Over 99% of the Company’s depreciable plant is owned by its three water companies. Depreciation is computed on a straight-line basis at various rates as approved by the state regulators on a company by company basis. Depreciation allows the utility to recover the investment in utility plant over its useful life. The overall consolidated company depreciation rate, based on the average balances of depreciable property, was 2.1% for 2005, 2004, and 2003.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

INCOME TAXES - The Company provides income tax expense for its utility operations in accordance with the regulatory accounting policies of the applicable jurisdictions. The Connecticut DPUC requires the flow-through method of accounting for most state tax temporary differences as well as for certain federal temporary differences.
The Company computed deferred tax reserves for all temporary book-tax differences using the liability method prescribed in FAS 109 – “Accounting for Income Taxes”. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. Deferred tax liabilities that have not been reflected in tax expense due to regulatory treatment are described as unfunded future income taxes, and are expected to be recoverable in future years’ rates.
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
STOCK OPTIONS - The Company has the ability to issue stock options through its Performance Stock Program (PSP). The Company has not issued any options since 2003. The PSP is described more completely in Note 13. FAS No. 123 “Accounting for Stock-Based Compensation,” encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, FAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB) opinion No. 25 “Accounting for Stock Issued to Employees” and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants as if the fair-value-based method defined in FAS No. 123 had been applied. Please see “New Accounting Pronouncements” below for pending changes on rules for accounting relating to stock options.
The Company accounts for the stock options it has issued under the recognition and measurement principles of APB No. 25. As such, no compensation cost related to the stock options is reflected in Net Income, as all options issued through the PSP had an exercise price equal to market value of the underlying common stock on the date of grant. The following table illustrates the effect on Net Income and Earnings Per Share if the Company had applied the fair value recognition provisions of FAS No. 123 to the stock options issued.

	Year Ended December 31
	2005	2004	2003
(in thousands, except for per share data)
Net income, applicable to common stockholders as reported	$10,286	$9,356	$9,172
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	233	137	151
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(232)	(408)	(425)

Pro forma net income, applicable to common stockholders	$10,287	$9,085	$8,898

Earnings per share:
Basic – as reported	$1.27	$1.17	$1.15

Basic – pro forma	$1.27	$1.14	$1.12

Diluted – as reported	$1.26	$1.16	$1.15

Diluted – pro forma	$1.26	$1.13	$1.11

Under the Company’s PSP, restricted shares of Common Stock, common stock equivalents or cash units may be awarded annually to officers and key employees. Based upon the occurrence of certain events, including the achievement of goals established by the Compensation Committee, the restrictions on the stock can be removed. Amounts charged to expense pursuant to the PSP were $265,000, $228,000 and $251,000, for 2005, 2004 and 2003, respectively. These amounts are included in Net Income, as reported.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

UNAMORTIZED DEBT ISSUANCE EXPENSE — The issuance costs of long-term debt, including the remaining balance of issuance costs on long-term debt issues that have been refinanced prior to maturity, and related call premiums, are amortized over the respective lives of the outstanding debt, as approved by the state regulators.
GOODWILL — The Company accounts for goodwill in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 requires that goodwill no longer be amortized on a ratable basis. In accordance with FAS 142, goodwill must be allocated to reporting units and reviewed for impairment at least annually. The Company utilized a net income valuation approach in the performance of the annual goodwill impairment test.
EARNINGS PER SHARE — The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the years ended December 31, 2005, 2004, and 2003.

Years ended December 31,	2005	2004	2003

Basic earnings per share from Continuing Operations	$0.89	$1.15	$1.12
Dilutive effect of unexercised stock options	0.01	.01	0.01

Diluted earnings per share	$0.88	$1.14	1.11

Numerator (in thousands):

Basic income from Continuing Operations	$7,166	$9,163	$8,890
Diluted income from Continuing Operations	$7,166	$9,163	$8,890

Denominator (in thousands):

Basic weighted average shares outstanding	8,094	7,999	7,956
Dilutive effect of unexercised stock options	19	40	46

Diluted weighted average shares outstanding	8,113	8,039	8,002

RECLASSIFICATIONS AND REVISIONS — Certain reclassifications have been made to conform previously reported data to the current presentation.
Within the Statements of Cash Flows we have revised the classification of certain items to more clearly reflect the Developer Advances and Contributions that regularly occurred within the regulated water subsidiaries for 2004 and 2003. The non-cash contribution of completed utility plant by developers to the Company has been eliminated from both Investing Activities and Financing Activities. In addition, we have eliminated AFUDC and any accrual of construction costs that had been included in the Operating Activities and Investing Activities sections of the Statements of Cash Flows. The resulting revised classifications have no effect on Net Increase (Decrease) in Cash and Cash Equivalents during either period. For additional information please see the Utility Plant section of Footnote 1.
NEW ACCOUNTING PRONOUNCEMENTS - In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” The Interpretation clarifies the accounting for a conditional asset retirement obligation as identified in FAS No. 143, “Accounting for Asset Retirement Obligations.” Interpretation No. 47 is effective for our 2006 fiscal year. We believe there will be no material effect on the Company’s financial position or results of operations upon adoption of this Interpretation.
In December 2004, the FASB issued SFAS No. 123(R) “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after December 15, 2005, and will be effective for the Company in its first quarter of 2006.
SFAS 123(R) permits public companies to choose between the following two adoption methods:
1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. Valuation of employee stock options under SFAS 123(R) is similar to SFAS 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS 123, please see the discussion under the heading “Stock Based Compensation” in Note 1 to our Consolidated Financial Statements. Accordingly, the adoption of SFAS 123(R)’s fair value method will not have a significant impact on our results of operations, or on our overall financial position. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is currently assessing its valuation options allowed under FAS 123(R), however, we expect FAS 123(R) to impact earnings in fiscal 2006 by approximately $35,000 before taxes using the modified prospective method of adoption.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which is effective for our 2006 fiscal year. This statement amends previous guidance as it relates to inventory valuation to clarify that abnormal amounts of idle facility, expense, freight, handling costs, and spoilage should be recorded as a current period charge. We do not anticipate a significant effect on financial position or operations upon adoption of this statement.
In June 2005, the FASB issued SFAS 154 “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements.
NOTE 2: SALE OF BARNSTABLE WATER COMPANY ASSETS – DISCONTINUED OPERATIONS
On May 20, 2005, the Company completed the sale of the assets of one of its Massachusetts’ subsidiaries, the Barnstable Water Company (“BWC”), to the Town of Barnstable, Massachusetts. Upon completion of the sale, the Town of Barnstable and BWC entered into a one year management contract for BWC to provide the Town with full operating and management services for the water system’s operations. Under the terms of the one year management contract, BWC was paid $130,000 a month for operating and management services performed by BWC for the Town of Barnstable. This management contract could be terminated within the 12 month period by 30 days written notice by either party. In January 2006, the Company received notice of termination. The last day of the operating contract was February 7, 2006.
The Company received $10.0 million in gross proceeds from the sale of its water utility assets, advances, and contribution in aid of construction. The gain, net of income taxes of $1.6 million was $3.0 million in 2005 and has been included in Net Income from Discontinued Operations.
The sale of Barnstable’s assets has been classified as ‘Discontinued Operations’ in the Consolidated Statements of Income as there will be no continuing involvement due to the termination of the management contract with the Town of Barnstable. All of the results of BWC, including current and prior years and the gain on the sale of the utility’s assets, have been reclassified and are included as ‘Discontinued Operations’. At December 31, 2005, assets held for sale of approximately $300,000 remain relating to BARLACO, which was sold in February 2006.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Discontinued Operations for the years ended December 31, 2005, 2004 and 2003 was comprised of the following:

(in thousands)	Year ended December 31,
	2005	2004	2003
Water Activities:
Operating Revenues	$802	$2,485	$2,517
Income Taxes	$(9)	$191	$96
Utility Operating Income	$(11)	$155	$279

Services and Rentals:
Revenues	$1,067	$163	$115
Income Taxes	$132	$47	$27
Income from Services and Rentals	$213	$76	$41

Gain on Sale of Assets:
Gross Proceeds	$10,000	$—	$—
Income Taxes	$1,597	$—	$—
Gain on Sale of Assets	$2,956	$—	$—

Total Net Income from Discontinued Operations	$3,158	$231	$320

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 3: INCOME TAX EXPENSE
Income Tax Expense from Continuing Operations for the years ended December 31, is comprised of the following:

(in thousands)	2005	2004	2003

Federal Classified as Operating Expense from Continuing Operations	$2,400	$2,401	$1,666
Federal Classified as Other Income from Continuing Operation:
Land Sales	132	—	(11)
Land Donation	87	(280)	(246)
Non-Water Sales	467	411	330
Other	179	(74)	(66)

Total Federal Income Tax Expense from Continuing Operations	3,265	2,458	1,673

State Classified as Operating Expense from Continuing Operations	(62)	193	246
State Classified as Other Income from Continuing Operations:
Land Sales	31	—	(3)
Land Donation	225	(965)	(733)
Non-Water Sales	119	118	86
Other	34	31	22

Total State Income Tax Expense (Benefit) from Continuing Operations	347	(623)	(382)

Total Income Tax Expense from Continuing Operations	$3,612	$1,835	$1,291

The components of the Federal and State income tax provisions from Continuing Operations are:

(in thousands)	2005	2004	2003

Current from Continuing Operations:
Federal	$1,758	$1,817	$(181)
State	(377)	240	460

Total Current from Continuing Operations	1,381	2,057	279

Deferred Income Taxes from Continuing Operations, Net:
Federal
Investment Tax Credit	(62)	(64)	(62)
Capitalized Interest and AFUDC	37	3	25
Depreciation	721	868	2,187
Other	810	(167)	(296)

Total Federal from Continuing Operations	1,506	640	1,854

State from Continuing Operations
Depreciation	—	1	8
Other	725	(863)	(850)

Total State from Continuing Operations	725	(862)	(842)

Total Deferred Income Taxes from Continuing Operations, Net	2,231	(222)	1,012

Total from Continuing Operations	3,612	$1,835	$1,291

Deferred income tax (assets) and liabilities are categorized as follows on the Consolidated Balance Sheet:

(in thousands)	2005	2004

Unrecovered Income Taxes	$(12,986)	$(16,173)
Deferred Federal and State Income Taxes	24,915	24,249
Unfunded Future Income Taxes	11,273	13,096
Unamortized Investment Tax Credit	1,686	1,823
Other	(68)	(9)

Net Deferred Income Tax Liability	$24,820	$22,986

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Deferred income tax (assets) and liabilities are comprised of the following:

(in thousands)	2005	2004

Charitable Contribution Carryforward (1)	$290	$(1,108)
Tax Credit Carryforward (2)	(1,335)	(1,292)
Alternative Minimum Tax Carryforward	(225)	(285)
Prepaid Income Taxes on CIAC	(128)	(179)
Prepaid FIT on Services	(126)	(107)
Other Comprehensive Income	188	58
Accelerated Depreciation	24,628	24,247
Net of AFUDC and Capitalized Interest	225	161
Unamortized Investment Tax Credit	1,686	1,823
Other	(383)	(332)

Net Deferred Income Tax Liability	$24,820	$22,986

(1)	2005 charitable contribution carryover expires beginning in 2006 and ending in 2009.

(2)	State tax credit carry-forwards expire beginning 2016 and ending in 2019.
The calculation of Pre-Tax Income from Continuing Operations is as follows:

(in thousands)	2005	2004	2003

Pre-Tax Income
Income from Continuing Operations	$7,166	$9,163	$8,890
Income Taxes	3,612	1,835	1,291

Total Pre-Tax Income from Continuing Operations	$10,778	$10,998	$10,181

In accordance with required regulatory treatment, deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate. The differences between the effective income tax rate recorded by the Company and the statutory federal tax rate are as follows:

	2005	2004	2003

Federal Statutory Income Tax Rate	34.0%	34.0%	34.0%
Tax Effect of Differences:
State Income Taxes Net of Federal Benefit:
State Income Tax Excluding Land Donation Credit	0.7%	2.1%	2.3%
Land Donation Credit	1.4%	(5.8%)	(4.8%)
Depreciation	1.6%	1.7%	0.3%
Charitable Contribution – Land Donation	0.8%	(5.5%)	(4.9%)
Pension Costs	(3.3%)	(2.7%)	(0.3%)
Debt Refinancing Costs	0.7%	(3.7%)	(4.6%)
Allowance for Funds Used During Construction	(1.4%)	(1.2%)	(1.3%)
Change in Estimate of Prior Year Income Tax Expense	(2.5%)	(1.4%)	(12.1%)
Common Stock Equivalents	(0.4%)	0.4%	1.0%
Other	1.9%	(1.2%)	3.1%

Effective Income Tax Rate for Continuing Operations	33.5%	16.7%	12.7%

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 4: COMMON STOCK
The Company has 15,000,000 authorized shares of common stock, no par value. A summary of the changes in the common stock accounts for the period January 1, 2003 through December 31, 2005, appears below:

		Issuance
(in thousands, except share data)	Shares	Amount	Expense	Total
Balance, January 1, 2003	7,939,713	$54,661	$(1,592)	$53,069

Stock and equivalents issued through Performance Stock Program	8,347	305	—	305
Stock Options Exercised	19,319	394	(2)	392

Balance, December 31, 2003	7,967,379	$55,360	$(1,594)	$53,766

Stock and equivalents issued through Performance Stock Program	6,893	138	—	138
Dividend Reinvestment Plan	60,927	1,622	(3)	1,619
Tax adjustment on prior year stock options exercised	—	(9)	—	(9)

Balance, December 31, 2004	8,035,199	$57,111	$(1,597)	$55,514

Stock and equivalents issued through Performance Stock Program	29,379	99	—	99
Dividend Reinvestment Plan	60,486	1,529	—	1,529
Stock Options Exercised	44,563	865	(2)	863

Balance, December 31, 2005(1)	8,169,627	$59,604	$(1,599)	$58,005

(1)	Includes 22,376 restricted shares and 49,931 common stock equivalent shares issued through the Performance Stock Programs through December 31, 2005.
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
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 5: ANALYSIS OF RETAINED EARNINGS
The summary of the changes in Retained Earnings for the period January 1, 2003 through December 31, 2005, appears below:

(in thousands, except per share data)	2005	2004	2003

Balance, Beginning of Year	$32,264	$29,549	$26,906
Net Income	10,324	9,394	9,210

	42,588	38,943	36,116

Dividends Declared:
Cumulative Preferred Stock, Series A, $.80 Per Share	12	12	12
Cumulative Preferred Stock, Series $.90, $.90 Per Share	26	26	26

Common Stock:
2005 $0.845 Per Share	6,773	—	—
2004 $0.835 Per Share	—	6,641	—
2003 $0.825 Per Share	—	—	6,529

	6,811	6,679	6,567

Balance, End of Year	$35,777	$32,264	$29,549

NOTE 6: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each of the following financial instruments.
CASH AND CASH EQUIVALENTS — Cash equivalents consist of highly liquid instruments with original maturities at the time of purchase of three months or less. The carrying amount approximates fair value.
LONG-TERM DEBT — The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company. As of December 31, 2005 and 2004, the estimated fair value of the Company’s long-term debt was $75,609,000 and $59,149,000, respectively, as compared to the carrying amounts of $77,404,000 and $66,399,000, respectively.
The fair values shown above have been reported to meet the disclosure requirements of FAS No. 107, “Disclosures About Fair Values of Financial Instruments” and do not purport to represent the amounts at which those obligations would be settled.
INTEREST RATE SWAP — In 2004, the Connecticut Water Company entered into a five-year interest rate swap associated with its $12.5 million 2004 series variable rate unsecured water facilities revenue refinancing bonds. This was done to manage the Company’s exposure to fluctuations in prevailing interest rates. The swap agreement qualifies for hedge treatment under FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The fair value of the interest rate swap included in the Company’s Consolidated Balance sheet in “Deferred Charges and Other Costs” was approximately $482,000 and $145,000 at December 31, 2005 and December 31, 2004, respectively. Changes in the fair value of this derivative instrument are recorded in “Accumulated Other Comprehensive Income” in Common Stockholders’ Equity.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 7: LONG-TERM DEBT
Long-Term Debt at December 31, consisted of the following:

(in thousands)		2005	2004

Unsecured Water Facilities Revenue Bonds
5.05%	1998 Series A, Due 2028	$9,640	$9,640
5.125%	1998 Series B, Due 2028	7,685	7,685
4.40%	2003A Series, Due 2020	8,000	8,000
5.00%	2003C Series, Due 2022	14,930	14,930
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B. Due 2028	4,550	4,550
5.00%	2005 A Series, Due 2040	10,000	—

	Total Connecticut Water Company	72,305	62,305

Crystal Water Utilities Corporation
8.0%	Westbank, Due 2017	105	111

Crystal Water Company of Danielson
7.82%	Connecticut Development Authority, Due 2020	—	455
5.00%	Unsecured Water Facilities Revenue Bonds 2005 A Series, Due 2040	5,000	—

Total Crystal Water Company of Danielson		5,000	455

Chester Realty
6%	Note Payable, Due 2006	12	35

Barnstable Water Company
10.2%	Indianapolis Life Insurance, Due 2011	—	1,325

Unionville Water Company
8.125%	Farmington Savings Bank, Due 2011	842	963
3.56%	State of Connecticut, Due 2023	1,471	1,531

	Total Unionville Water Company	2,313	2,494

Total Connecticut Water Service, Inc.		79,735	66,725

Less Current Portion		(2,331)	(326)

Total Long-Term Debt		$77,404	$66,399

The Company’s principal payments required for years 2006 — 2010 are as follows:

(In thousands)
2006	—	$2,331
2007	—	$7
2008	—	$7
2009	—	$8
2010	—	$8
At December 31, 2005 a portion of the Company’s utility plant was pledged as collateral for long-term debt.
In November 2005, Connecticut Water borrowed $10 million through the issuance of Water Facilities Revenue Bonds by the Connecticut Development Authority sold in one series with an interest rate of five percent maturing on October 1, 2040. The proceeds from the sale of the bonds have been used to finance construction and installation of various capital improvements to the Company’s existing water system.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

In November 2005, Crystal borrowed $5 million through the issuance of Water Facilities Revenue Bonds by the Connecticut Development Authority sold in a single series with an interest rate of five percent maturing on October 1, 2040. The proceeds of the sale of the bonds have been and will be used to finance the construction of a water treatment plant in the Town of Killingly, CT and to facilitate the interconnection of two systems in the Town of Killingly.
A portion of the proceeds of the Crystal bond issuance mentioned above are held in trust and will be released to the Company after it completes the projects for which the bond issuance was granted. The Company expects to complete the projects before the end of 2006. The December 31, 2005 $2.6 million fund balance is classified as Restricted Cash on the Balance Sheet.
Barnstable Water Company’s note payable was paid off in 2005 in connection with the sale of Barnstable Water’s assets. As a result of the prepayment, the Company paid the lender a prepayment fee of $322,000.
During the first quarter of 2004, Connecticut Water refinanced a portion of its long-term debt through the issuance of $12,500,000 of variable rate, taxable debenture bonds Series 2004 with a maturity date of January 4, 2029. The bonds have been secured by an irrevocable direct pay letter of credit issued by a financial institution, with a five-year term expiring in March 2009. The proceeds of the sale of the bonds, which are general debt obligations of Connecticut Water, were used to redeem the $12,050,000 aggregate principal amount of Connecticut Water’s First Mortgage Bonds (Series V) and to pay a portion of the expenses associated with the bonds’ refunding.
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
In June 2004, Unionville secured $1.6 million through the Drinking Water State Revolving Fund for costs incurred in developing a water interconnection with a neighboring water supplier. The funds were used to pay off a portion of the balances outstanding under bank lines of credit. As of December 31, 2005 the Company intends to prepay this debt in 2006.
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
The outstanding Unsecured Water Facility Revenue Bonds of Connecticut Water may be initially called for redemption at the following dates and prices — 1998 Series A and B, March 1, 2008 at 100% plus accrued interest; 2003 Series A, December 15, 2008 at 100% plus accrued interest; 2003 Series C, September 1, 2008 at 100% plus accrued interest; and 2005 A Series, October 1, 2009 at 100% plus accrued interest.
The Crystal Water Company Series A Water Facility Revenue Bonds may be initially called for redemption on October 1, 2009 at 100% plus accrued interest.
Unionville Water Company’s term note with Farmington Savings Bank requires monthly payments of principal and interest. The note bears a fluctuating interest rate. The interest rate is adjusted on each 60-month anniversary date from the effective date of May 1, 1996. On the anniversary date (Interest Change Date) the interest rate shall be increased or decreased to a rate determined by adding 2.5 percentage points to the most recent Federal Home Loan Bank of Boston Long-Term, Regular, 5 year, Fixed Rate Mortgage Rate (Index), available 45 days prior to the Interest Change Date, rounded to the next highest one-eighth of one percentage point. Unionville may prepay the principal balance
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

outstanding under the note without penalty for the thirty days preceding each Interest Change Date upon 30 days prior written notice to the bank. Prepayment made at any other time requires a prepayment penalty, which is 110% of the present value of the difference between the interest on the amount prepaid for the remaining term to the next Interest Change Date, as determined by the Current Index and the interest on the same amount for the remaining term to the next Interest Change Date, as determined by the Index in effect for that maturity on the day the prepayment is made. As of December 31, 2005 the Company intends to prepay this debt in 2006.
NOTE 8: PREFERRED STOCK
The Company’s Preferred Stock at December 31, consisted of the following:

(in thousands, except share data)	2005	2004

Connecticut Water Service, Inc.
Cumulative Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares	$300	$300
Cumulative Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares, Issued and Outstanding 29,499 Shares	472	472

	772	772

Barnstable Water Company
6% Cumulative, $100 Par Value; Authorized, Issued and Outstanding 750 Shares	75	75

Total Preferred Stock	$847	$847

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
Barnstable Water Company paid Preferred Dividends of $4,500 in each of 2005, 2004 and 2003. These dividends are included in the Other category of the Other Income (Deductions) section of the Consolidated Statements of Income. These preferred shareholders have 1/10 of a common vote for matters related to Barnstable Water Company.
NOTE 9: BANK LINES OF CREDIT
The Company’s total available lines of credit totaled $15,500,000 at December 31, 2005 and 2004, respectively. All of the lines have one year lives and will expire at different dates in 2006. The Company expects the lines of credit to be renewed in 2006. As of December 31, 2005 and 2004, the outstanding bank lines of credit were $4,750,000 and $5,650,000 respectively. Bank commitment fees associated with the lines of credit were approximately $37,500, $37,500, and $30,000 in 2005, 2004, and 2003 respectively.
At December 31, 2005 and 2004, the weighted average interest rates on short-term borrowings outstanding were 4.62% and 2.83%, respectively.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 10: UTILITY PLANT AND CONSTRUCTION PROGRAM
     The components of utility plant and equipment at December 31, were as follows:

(in thousands)	2005	2004

Land	$9,139	$9,652
Source of Supply	24,423	20,724
Pumping	23,650	25,348
Water Treatment	46,812	47,726
Transmission and Distribution	216,513	209,887
General	19,800	20,228
Held for Future Use	418	420

Total	$340,755	$333,985

The amounts of depreciable utility plant at December 31, 2005 and 2004 included in total utility plant were $295,105,000 and $291,641,000, respectively.
Barnstable Water Company had Utility Plant of $11,519,000 as of December 31, 2004 that was sold during 2005.
NOTE 11: TAXES OTHER THAN INCOME TAXES
Taxes Other than Income Taxes consist of the following:

(in thousands)	2005	2004	2003

Municipal Property Taxes	$4,708	$4,527	$4,374
Payroll Taxes	677	652	648

Total	$5,385	$5,179	$5,022

NOTE 12: PENSION AND OTHER POST-RETIREMENT EMPLOYEE BENEFITS
GENERAL — As of December 31, 2005, Connecticut Water had 167 employees, Crystal 11, Barnstable Water 6 , and Unionville 7 for a total of 191 employees. The Company’s officers are employees of Connecticut Water. Employee expenses are charged between companies as appropriate.
Investment Strategy — The Pension Trust and Finance Committee (the Committee) reviews and approves the investment strategy of the investments made on behalf of various pension and post-retirement benefit plans existing under the Company and certain of its subsidiaries.
The targeted asset allocation ratios for those plans as set by the Committee at December 31, 2005 and 2004 were:

	2005	2004
Equity	65%	65%
Fixed Income	35%	35%

Total	100%	100%
The Committee recognizes that a variation of up to 5% in either direction from its targeted asset allocation mix is acceptable due to market fluctuations.
Our expected long-term rate of return on the various benefit plan assets is based upon the plan’s expected asset allocation, expected returns on various classes of plan assets as well as historical returns. The expected long-term rates of return on the Company’s pension plan is 8%.
PENSION
Defined Contribution Plan — Through 2003, one of the Company’s subsidiaries, Unionville, had a noncontributory defined contribution pension plan which covered all employees who had completed one year of service. Unionville provided a contribution to the plan based upon 10% of the participant’s annual pay. The Unionville contribution charged to expense under this plan for the twelve months ended December 31, 2003 was $31,000. Effective December 31, 2003 the Unionville pension plan was terminated. Effective January 1, 2004, the employees of Unionville are covered by the Company’s noncontributory defined benefit pension plan.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Defined Benefit Plans — The Company and certain of its subsidiaries have noncontributory defined benefit pension plans covering qualified employees. In general, the Company’s policy is to fund accrued pension costs as permitted by federal income tax and Employee Retirement Income Security Act of 1974 regulations. A contribution of $2,009,000 was made in 2005 for 2004 plan year. A contribution of approximately $2,450,000 is expected to be made in 2006 for plan year 2005.
The following tables set forth the funded status of the Company’s retirement plans at December 31, the latest valuation date:

	Pension Benefits
(in thousands)	2005	2004

Change in Benefit Obligation:
Benefit obligation, beginning of year	$27,049	$23,812
Service Cost	1,050	951
Interest Cost	1,552	1,458
Actuarial loss/(gain)	2,008	1,807
Benefits paid	(1,150)	(979)

Benefit obligation, end of year	$30,509	$27,049

Change in Plan Assets:
Fair Value, beginning of year	$22,250	$20,311
Actual return on plan assets	1,737	2,004
Employer contribution	2,009	914
Benefits paid	(1,150)	(979)

Fair Value, end of year	$24,846	$22,250

Funded Status	$(5,663)	$(4,799)
Unrecognized net actuarial (gain) loss	3,171	1,577
Unrecognized transition obligation	13	24
Unrecognized prior service cost	730	827

Accrued Cost	$(1,749)	$(2,371)

     The accumulated benefit obligation for all defined benefit pension plans was approximately $24,031,000 and $21,195,000 at December 31, 2005 and 2004, respectively.

	2005	2004
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.50%	5.75%
Rate of compensation increase	4.50%	4.50%

	2005	2004
Weighted-average assumptions used to determine net periodic cost for years ended December 31:
Discount rate	5.75%	6.25%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%
The discount rate is based on interest rates for long-term, high quality, fixed income investments. The Company looks at the general trend of several different bond indices.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

	Pension Benefits
(in thousands)	2005	2004	2003

Components of net periodic benefit costs
Service cost	$1,050	$951	$843
Interest cost	1,552	1,458	1,390
Expected return on plan assets	(1,645)	(1,572)	(1,544)

Amortization of:
Unrecognized net transition asset	10	12	12
Unrecognized net (gain)/loss	322	95	(2)
Unrecognized prior service cost	98	108	108

Net Periodic Pension Benefit Costs	$1,387	$1,052	$807

Plan Assets
The Company’s pension plan weighted-average asset allocations at December 31, 2005, and 2004 by asset category were as follows:

	2005	2004

Equity Securities	65%	67%
Fixed Income	35	33

Total	100%	100%

The Plan’s expected future benefit payments are:

Year	Amount
2006	$1,137,000
2007	1,238,000
2008	1,566,000
2009	1,593,000
2010	1,847,000
Years 2011-2015	12,337,000
POST-RETIREMENT BENEFITS OTHER THAN PENSION (PBOP) - In addition to providing pension benefits, a subsidiary company, Connecticut Water Company, provides certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust that has been approved by the DPUC. Substantially all of Connecticut Water’s employees may become eligible for these benefits if they retire on or after age 55 with 10 years of service. The contribution for calendar years 2005 and 2004 was $473,100 for each year.
A regulatory asset has been recorded to reflect the amount which represents the future FAS 106 costs expected to be recovered in customer rates. In 1997, Connecticut Water requested and received approval from the DPUC to include FAS 106 costs in customer rates. The DPUC’s 1997 limited reopener of Connecticut Water’s general rate proceeding allowed it to increase customer rates $208,000 annually for FAS 106 costs. Connecticut Water’s current rates now allow for recovery of $473,100 annually for post-retirement benefit costs other than pension.
The Company uses no corridor, as permitted by FAS 106, when recognizing actuarial gains and losses.
Connecticut Water has elected to recognize the transition obligation on a delayed basis over a period equal to the plan participants’ 21.6 years of average future service.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The Company has concluded that the postretirement welfare plan’s benefits will be considered actuarially equivalent to the benefits provided by Medicare Part D. The Company does not intend to apply for the government subsidy for postretirement prescription drug benefits, even though it expects to be eligible. Therefore, the impact of the subsidy on the plan’s liabilities are not reflected in the December 31, 2005 disclosure.
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
The following tables set forth the funded status of the Company’s post-retirement health care benefits at December 31, the latest valuation date:

	Connecticut Water		Barnstable Water
(in thousands)	2005	2004	2005	2004

Change in Benefit Obligation:

Benefit obligation, beginning of year	$6,605	$5,234	$100	$94
Service Cost	460	311	2	2
Interest Cost	405	323	5	6
Plan Participant Contributions	83	75	—	—
Actuarial loss/(gain)	1,186	1,067	(3)	2
Benefits paid	(486)	(405)	(5)	(4)

Benefit obligation, end of year	$8,253	$6,605	$99	$100

Change in Plan Assets:
Fair Value, beginning of year	$3,566	$3,179	$—	$—
Actual return on plan assets	209	244	—	—
Employer contribution	473	473	5	4
Participants’ contributions	83	75	—	—
Benefits paid	(486)	(405)	(5)	(4)

Fair Value, end of year	$3,845	$3,566	$—	$—

Funded Status	$(4,408)	$(3,039)	$(99)	$(100)
Unrecognized net actuarial (gain) loss	1,969	988	(42)	(40)
Unrecognized transition obligation	843	963	53	58

Accrued Cost	$(1,596)	$(1,088)	$(88)	$(82)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.50%	5.75%	5.50%	5.75%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.75%	6.25%	5.75%	6.25%
Expected long-term return on plan assets	5.00%	5.00%	—	—
Rate of compensation increase	4.50%	4.50%	—	—
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The discount rate is based on interest rates for long-term, high quality, fixed income investments. The Company looks at the general trend of several different bond indices.

	Connecticut Water			Barnstable Water
(in thousands)	2005	2004	2003	2005	2004	2003

Components of net periodic benefit costs
Service cost	$460	$311	$270	$2	$2	$2
Interest cost	405	323	314	5	6	6
Expected return on plan assets	(168)	(158)	(145)	—	—	—

Amortization of:
Unrecognized net transition asset	120	121	165	6	6	6
Recognized net (gain)/loss	164	18	(31)	(2)	(3)	(4)

Net Periodic Pension and Post Retirement Benefit Costs	$981	$615	$573	$11	$11	$10

Assumed health care cost trend rates at December 31:

	2005		2004
	Medical	Dental	Medical	Dental

Health care cost trend rate assumed for next year	8.5%	8.5%	8.5%	8.5%

Rate to which the cost trend rate is assumed to decline	4.0%	4.0%	4.0%	4.0%

Year that the rate reaches the ultimate trend rate	2015	2015	2014	2014
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on Connecticut Water’s plan and would have no impact on the Barnstable Water plan:

	1-Percentage-Point	1-Percentage-Point
(in thousands)	Increase	Decrease

Effect on total of service and interest cost components	$139	$(113)
Effect on post-retirement benefit obligation	$1,078	$(901)

Plan Assets
Barnstable Water’s other post-retirement benefit plan has no assets. Connecticut Water’s other postretirement benefit plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category were as follows:

	2005	2004

Equity Securities	63%	57%
Fixed Income	37	43

Total	100%	100%

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Cash Flows
Connecticut Water contributed $473,100 to its other post-retirement benefit plan in 2005 for plan year 2005 and expects to contribute $473,100 in 2006 for plan year 2006.
Expected future benefit payments are:

Year	Connecticut Water	Barnstable
2006	$310,000	$8,000
2007	338,000	8,000
2008	354,000	7,000
2009	390,000	7,000
2010	416,000	7,000
Years 2011 – 2015	2,750,000	38,000
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN — Connecticut Water and Barnstable Water provide additional pension benefits to senior management through supplemental executive retirement contracts. At December 31, 2005 and 2004 the actuarial present value of the projected benefit obligation of these contracts were $1,530,000 and $1,301,000, respectively. Expense associated with these contracts was approximately $194,000 for 2005, $105,000 for 2004, and $152,000 for 2003.
SAVINGS PLAN — The Company and certain of its subsidiaries maintain an employee savings plan which allows participants to contribute from 1% to 15% of pre-tax compensation plus for those age 50 and older catch-up contributions as allowed by law. The Company matches 50 cents for each dollar contributed by the employee up to 4% of the employee’s compensation. The Company contribution charged to expense in 2005, 2004 and 2003 was $168,000, $174,000, and $166,000, respectively.
The Plan creates the possibility for an “incentive bonus” contribution to the 401(k) plan tied to the attainment of a specific goal or goals to be identified each year. If the specific goal or goals are attained by the end of the year, all eligible employees, except officers and certain key employees, may receive up to an additional 1% of their annual base salary as a direct contribution to their 401(k) account. An incentive bonus of .6% of base pay, or a total of $50,000 was accrued for 2005, to be paid in 2006. An incentive bonus of .6% of base pay, or a total of $51,000 was awarded in 2005 for 2004. No incentive bonus was awarded in 2003.
NOTE 13: STOCK-BASED COMPENSATION PLANS
The Company’s 2004 Performance Stock Program (2004 PSP), approved by shareholders in 2004, authorizes the issuance of up to 700,000 shares of Company Common Stock. As of December 31, 2005 there were 665,728 shares available for grant. In total under the original Plans (1994 Plans) there were 700,000 shares authorized and 225,218 shares available for grant at December 31, 2005. There are four forms of awards under the 2004 PSP. Stock options are one form of award. The Company has not issued any stock options since 2003, and does not anticipate issuing any more for the foreseeable future. The other three forms of award which the Company has continued to issue are: Restricted Stock, Performance Shares and Cash Units.
STOCK OPTIONS — The Company issued stock options between 1999 and 2003 and accounts for those options under APB Opinion No. 25, under which no compensation cost has been recognized in the Consolidated Statements of Income. On a pro forma basis, the Company’s net income and earnings per share are shown in Note 1. Beginning January 1, 2006, compensation expense will be recognized when FAS 123(R) becomes effective.
For purposes of this calculation, the Company arrived at the fair value of each stock grant at the date of grant by using the Black Scholes Option Pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Expected life (years)	—	—	5.00
Risk-free interest rate (percentage)	—	—	2.79
Volatility (percentage)	—	—	30.00
Dividend yield	—	—	2.91
Options begin to become exercisable one year from the date of grant. Vesting periods range from one to five years. The maximum term ranges from five to ten years.
The per share weighted average fair value of stock options granted during 2003 was $6.42. No stock options were granted in 2004 and 2005.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

	For the Years Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options:
Outstanding, beginning of year	251,835	$22.85	251,835	$22.85	235,101	$21.41
Granted	—	—	—	—	36,053	29.05
Terminated	(5,001)	25.78	—	—	—	—
Exercised	(44,563)	17.11	—	—	(19,319)	16.91

Outstanding, end of year	202,271	24.04	251,835	22.85	251,835	22.85

Exercisable, end of year	175,685	$23.44	196,731	$21.48	119,992	$21.35

No options were exercised during 2004. The following table summarizes the price ranges of the options outstanding and options exercisable as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
	Shares	(years)	Price	Shares	Price

Range of prices:
$12.00 - $14.99	19,305	3.3	$14.83	19,305	$14.83
$15.00 - $17.99	—	—	—	—	—
$18.00 - $20.99	31,314	4.9	20.42	31,314	20.42
$21.00 - $23.99	47,596	3.9	22.33	47,596	22.33
$24.00 - $26.99	34,253	6.9	25.78	25,690	25.78
$27.00 - $29.99	69,803	6.6	28.52	51,780	28.33

	202,271	5.5	$24.04	175,685	$23.44

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
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

					Interest		Income
			Other		Expense		from
			Operating	Other Income	(net of	Income	Continuing
(in thousands)	Revenues	Depreciation	Expenses	(Deductions)	AFUDC)	Taxes	Operations

For the year ended December 31, 2005
Water Activities	$47,453	$5,724	$29,899	$276	$3,274	$2,550	$6,282
Real Estate Transactions	495	—	81	—	—	475	(61)
Services and Rentals	4,123	36	2,555	—	—	587	945

Total	$52,071	$5,760	$32,535	$276	$3,274	$3,612	$7,166

For the year ended December 31, 2004
Water Activities	$46,008	$5,570	$27,549	$111	$3,321	$2,551	$7,128
Real Estate Transactions	(12)	—	27	—	—	(1,245)	1,206
Services and Rentals	4,655	33	3,264	—	—	529	829

Total	$50,651	$5,603	$30,840	$111	$3,321	$1,835	$9,163

For the year ended December 31, 2003
Water Activities	$44,598	$5,483	$26,108	$26	$4,030	$1,868	$7,169
Real Estate Transactions	170	—	133	(1)	—	(993)	1,029
Services and Rentals	3,717	23	2,583	—	—	416	692

Total	$48,485	$5,506	$28,824	$25	$4,030	$1,291	$8,890

At December 31 (in thousands)	2005	2004

Total Plant and Other Investments:
Water	$251,511	$245,085
Non-Water	733	989

	252,244	246,074

Other Assets:
Water	46,746	39,897
Non-Water	7,045	4,969

	53,791	44,866

Total Assets	$306,035	$290,940

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
RATE RELIEF – Our three Connecticut operating subsidiaries, Connecticut Water, Crystal, and Unionville, are regulated public utilities which provide water services to their customers. The rates that these companies charge their water customers are subject to the jurisdiction of the regulatory authority of the Connecticut DPUC, which sets water rates for each company independently because the systems are not interconnected.
The DPUC may authorize the Company’s operating subsidiaries to charge rates which the DPUC consider to be sufficient to recover the normal operating expenses of our operating subsidiaries, to provide funds for adding new or replacing water infrastructure, and to allow our operating subsidiaries to earn what the DPUC consider to be a fair and reasonable return on our invested capital.
The Company has filed with the DPUC to merge all of its Connecticut subsidiaries into Connecticut Water in February 2006. On March 20, 2006, the DPUC issued a Draft Decision which would approve this merger. Further, the Company believes that it will apply for a rate increase for Connecticut Water during the summer of 2006.
LAND DISPOSITIONS – Starting with its first land donation in 2000, the Company has engaged in a program of land donations to municipalities in Connecticut, which has resulted in net income (tax benefits) to the Company of approximately $3.9 million. As previously disclosed, the land donation program under the Company’s agreement with the Town of Killingly, CT was completed in January 2004 with the donation of the remaining parcel to the Town. The donation of this final parcel resulted in a net profit (tax benefit) to the Company of $706,000 during the first quarter of 2004. The donation of land to the Town of Plymouth, CT in December 2004 resulted in an additional $498,000 of net income.
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
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

During 2005, the Company had one significant land transaction. Connecticut Water sold 74 acres of land in Bristol, Connecticut for $475,000 resulting in a net profit of $256,000 on the transaction.
During 2003 and 2004, the Company donated approximately 370 acres of land to municipalities in Connecticut for public and/or open space purposes. These donations contributed approximately $1.0 million and $1.2 million, respectively to net income in those years, as a result of favorable tax treatment under federal and Connecticut tax laws. The Company currently anticipates that it will continue to pursue selected land sales and/or donations during fiscal years 2006, 2007 and 2008, but at a reduced level. The Company currently does not project completing any material land transactions in 2006 except for the sale of the BARLACO land. The Company is unable to predict if and when any sales or donations of some or all of these parcels may occur in the future and, if so, what amount of net income (tax benefits) may result from any such sales or donations.
Amounts taken as tax benefits in prior years are subject to challenge by the taxing agencies. In 2005, the Company increased its tax reserves by approximately $400,000 for land valuation allowances.
TAXES – Due to the current environment of state budget deficits, the Company and its subsidiaries may be subject to a higher tax burden through changes in state legislation. Also, the Company’s future property tax burden may increase as state aid to towns is decreased.
On August 18, 2005, the Company was notified by the Internal Revenue Service (IRS) that they would be conducting an audit of the Company’s 2003 Federal Income Tax Return. The field work portion of the audit is complete and the IRS has summarized its proposed adjustments. Other than a proposed change to the value of donated land, none of the other changes are material. The Company continues to believe that the value of donated land included in its 2003 Federal Income Tax Return is correct. Discussions between the Company and the IRS are continuing. The Company does not believe that IRS proposed changes would materially affect financial results.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 16: QUARTERLY FINANCIAL DATA (Unaudited)
Selected quarterly financial data for the years ended December 31, 2005 and 2004 appears below:
(in thousands, except for per share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2005	2004	2005	2004	2005	2004	2005	2004

Operating Revenues	$10,924	$10,389	$10,986	$11,368	$14,088	$13,148	$11,455	$11,103

Utility Operating Income	2,231	1,851	1,712	2,699	3,793	4,185	1,756	1,594

Income from Continuing Operations	1,998	1,948	1,184	2,100	3,279	3,568	705	1,547

Discontinued Operations	(13)	33	2,904	33	48	172	219	(7)

Net Income	1,985	1,981	4,088	2,133	3,327	3,740	924	1,540

Basic Earnings per Common Share – Continuing Operations	0.25	0.24	0.15	0.26	0.40	0.45	0.09	0.20

Basic Earnings per Common Share – Discontinued Operations	—	—	0.35	0.01	0.01	0.01	0.02	—

Basic Earnings per Common Share	0.25	0.24	0.50	0.27	0.41	0.47	0.11	0.20
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Exhibit
Number	Description
3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999. (Exhibit 3.2 to Form 10-K for the year ended 12/31/99).

3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.4	Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001. (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended 3/31/04).

4.1	Loan Agreement dated as of February 9, 1996 between New London Trust, F.S.B. and The Crystal Water Company of Danielson. (Exhibit 4.10 to Form 10-K for the year ended 12/31/99).

4.2	Loan Agreement dated as of April 11, 1991 between Farmington Savings Bank and The Unionville Water Company. (Exhibit 4.11 to Form 10-K for the year ended 12/31/02).

4.3	Loan Agreement dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.12 to Form 10-K for the year ended 12/31/03).

4.4	Indenture of Trust dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.13 to Form 10-K for the year ended 12/31/03).

4.5	Loan Agreement dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.14 to Form 10-K for the year ended 12/31/03).

4.6	Indenture of Trust dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.15 to Form 10-K for the year ended 12/31/03).

4.7	Bond Purchase Agreement dated as of October 10, 2003 among Connecticut Development Authority, The Connecticut Water Company and A.G. Edwards and Sons, Inc. (Exhibit 4.16 to Form 10-K for the year ended 12/31/03).

Exhibit
Number	Description
4.8	Line of Credit Agreement dated as of March 12, 2004 between Webster Bank and Connecticut Water Service, Inc. (Exhibit 4.17 to Form 10-Q for the quarter ended 3/31/04).

4.9	Bond Purchase Agreement dated as of March 12, 2004, among The Connecticut Water Company and A.G. Edwards & Sons, Inc. (Exhibit 4.18 to Form 10-Q for the quarter ended 3/31/04).

4.10	Indenture of Trust, dated as of March 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee. (Exhibit 4.19 to Form 10-Q for the quarter ended 3/31/04).

4.11	Reimbursement and Credit Agreement, dated as of March 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island. (Exhibit 4.20 to Form 10-Q for the quarter ended 3/31/04).

4.12	Letter of Credit issued by Citizen’s Bank of Rhode Island, dated as of March 4, 2004. (Exhibit 4.21 to Form 10-Q for the quarter ended 3/31/04).

4.13	Agreement No. DWSRF 200103-C Project Loan Agreement between the State of Connecticut and Unionville Water Company under the Drinking Water State Revolving Fund (DWSRF) Program, dated as of April 19, 2004. (Exhibit 4.22 to Form 10-Q for the quarter ended 6/30/04).

4.14	Collateral Assignment of Water Service Charges and Right to Receive Water ervice Expense Assessments and Security Agreement between Unionville ater Company and the State of Connecticut, dated as of June 3, 2004. Exhibit 4.23 to Form 10-Q for the quarter ended 6/30/04).

4.15	Bond Purchase Agreement, dated September 1, 2004, among The Connecticut ater Company, Connecticut Development Authority, and A.G. Edwards & Sons, nc. (Exhibit 4.24 to Form 10-Q for the quarter ended 9/30/04).

4.16	Indenture of Trust, dated August 1, 2004, between The Connecticut Water ompany and U.S. Bank National Association, as Trustee, 2004A Series. Exhibit 4.25 to Form 10-Q for the quarter ended 9/30/04).

4.17	Indenture of Trust, dated August 1, 2004, between The Connecticut Water ompany and U.S. Bank National Association, as Trustee, 2004B Series. Exhibit 4.26 to Form 10-Q for the quarter ended 9/30/04).

4.18	Loan Agreement, dated August 1, 2004, between The Connecticut Water ompany and Connecticut Development Authority for 2004 Series. (Exhibit .27 to Form 10-Q for the quarter ended 9/30/04).

4.19	Loan Agreement, dated August 1, 2004, between The Connecticut Water ompany and Connecticut Development Authority for 2004B Series. (Exhibit .28 to Form 10-Q for the quarter ended 9/30/04).

Exhibit
Number	Description
4.20	Reimbursement and Credit Agreement, dated as of August 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004A Series. (Exhibit 4.29 to Form 10-Q for the quarter ended 9/30/04).

4.21	Reimbursement and Credit Agreement, dated as of August 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004B Series. (Exhibit 4.30 to Form 10-Q for the quarter ended 9/30/04).

4.22	Letters of Credit, each dated September 2, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, with respect to each of the 2004A and 2004B Series Bonds. (Exhibit 4.31 to Form 10-Q for the quarter ended 9/30/04).

4.24*	Bond Purchase Agreement, dated October 28, 2005, among The Connecticut Water Company, Connecticut Development Authority and A.G. Edwards & Sons, Inc., Connecticut Water 2005A Series.

4.25*	Loan Agreement, dated October 1, 2005, between The Connecticut Water Company and Connecticut Development Authority, Connecticut Water 2005A Series.

4.26*	Indenture of Trust, dated October 1, 2005, between Connecticut Development Authority and U.S. Bank National Association, as Trustee, Connecticut Water 2005A Series.

4.27*	Insurance Agreement, dated November 30, 2005, between The Connecticut Water Company and Financial Guaranty Insurance Company, as Insurer for the Connecticut Water 2005A Series.

4.28*	Bond Purchase Agreement, dated November 16, 2005, among The Crystal Water Company of Danielson, Connecticut Water Service, Inc., Connecticut Development Authority and A.G. Edwards & Sons, Inc., Crystal Water 2005A Series.

4.29*	Guaranty dated as of October 1, 2005 from Connecticut Water Service, Inc. to U.S. Bank National Association, as Trustee, Crystal Water 2005A Series.

4.30*	Loan Agreement, dated October 1, 2005, between The Crystal Water Company of Danielson and Connecticut Development Authority, Crystal Water 2005A Series.

4.31*	Indenture of Trust, dated October 1, 2005, between Connecticut Development Authority and U.S. Bank National Association, as Trustee, Crystal Water 2005A Series.

4.32*	Insurance Agreement, dated November 30, 2005, between The Crystal Water Company of Danielson and Financial Guaranty Insurance Company, as Insurer for the Crystal Water 2005A Series.

Exhibit
Number	Description
10.1	Pension Plan Fiduciary Liability Insurance for The Connecticut Water Company Employees’ Retirement Plan and Trust, The Connecticut Water Company Tax Credit Employee Stock Ownership Plan, as Amended and Restated, Savings Plan of The Connecticut Water Company and The Connecticut Water Company VEBA Trust Fund. (Exhibit 10.1 to Registration Statement No. 2-74938).

10.2	Directors and Officers Liability and Corporation Reimbursement Insurance. (Exhibit 10.2 to Registration Statement No. 2-74938).

10.3	Directors Deferred Compensation Plan, effective as of January 1, 1980, as amended as of April 22, 1994. (Exhibit 10.3 to Form 10-K for the year ended 12/31/02).

10.4	The Connecticut Water Company Amended and Restated Deferred Compensation Agreement dated May 14, 1999. (Exhibit 10.5 to Form 10-K for the year ended 12/31/99).
a.	Marshall T. Chiaraluce

b.	David C. Benoit

c.	James R. McQueen

d.	Kenneth W. Kells

10.5a	The Connecticut Water Company Amended and Restated Deferred Compensation Agreement with Thomas R. Marston, dated December 2, 2004. (Exhibit 10.5.a to Form 10-K for the year ended 12/31/04).

10.6	The Connecticut Water Company Supplemental Executive Retirement Agreement with William C. Stewart. (Exhibit 10.6a to Form 10-K for year ended 12/31/91).

10.7	The Connecticut Water Company Supplemental Executive Retirement Agreement with Marshall T. Chiaraluce dated December 16, 1991. (Exhibit 10.6b to the Form 10-K for year ended 12/31/91).

10.7.1	The Connecticut Water Company First Amended Supplemental Executive Retirement Agreement with Marshall T. Chiaraluce dated August 1, 1999. (Exhibit 10.7.2 to Form 10-K for the year ended 12/31/99).

10.7.1a	The Connecticut Water Company Second Amended Supplemental Executive Retirement Agreement with Marshall T. Chiaraluce dated December 17, 2003. (Exhibit 10.7.1a to Form 10-K for the year ended 12/31/03).

10.7.2	The Connecticut Water Company Supplemental Executive Retirement Agreement with Michele G. DiAcri dated February 28, 2000. (Exhibit 10.7.2 to Form 10-K for the year ended 12/31/01).

10.7.2a	The Connecticut Water Company Second Amended Supplemental Executive Retirement Agreement with Michele G. DiAcri dated December 17, 2003. (Exhibit 10.7.2a to Form 10-K for the year ended 12/31/03).

Exhibit
Number	Description
10.8	The Connecticut Water Company Supplemental Executive Retirement Agreement – standard form for other officers, dated December 4, 1991. (Exhibit 10.6b to Form 10-K for the year ended 12/31/91).

10.8a	The Connecticut Water Company Supplemental Executive Retirement Agreement with Thomas R. Marston dated December 2, 2004. (Exhibit 10.8.a to Form 10-K for the year ended 12/31/04).

10.8.1	The Connecticut Water Company First Amended Supplemental Executive Retirement Agreement — standard form for other officers, dated August 1, 1999. (Exhibit 10.8.2 to Form 10-K for the year ended 12/31/99).

10.8.2	The Connecticut Water Company Second Amended Supplemental Executive Retirement Agreement – standard form for other officers, dated December 17, 2003. (Exhibit 10.8.2 to Form 10-K for the year ended 12/31/03).
a)	David C. Benoit

b)	Peter J. Bancroft

c)	James R. McQueen

d)	Terrance P. O’Neill

e)	Maureen P. Westbrook

10.9	Amended and restated employment agreement between The Connecticut Water Company and Connecticut Water Service, Inc. with officers, amended and restated as of May 9, 2001. (Exhibit 10.9 to Form 10-K for the year ended 12/31/01).
a)	Marshall T. Chiaraluce

b)	Michele G. DiAcri

c)	James R. McQueen

d)	David C. Benoit

e)	Peter J. Bancroft

f)	Maureen P. Westbrook

g)	Terrance P. O’Neill

10.9.1	Employment agreement between The Connecticut Water Company and Connecticut Water Service, Inc. with Kevin T. Walsh, amended and restated as of January 9, 2002. (Exhibit 10.9.1 to Form 10-K for the year ended 12/31/02).

10.9.2	Employment agreement between The Connecticut Water Company and Connecticut Water Service, Inc. with Thomas R. Marston, amended and restated as of December 2, 2004. (Exhibit 10.9.2 to Form 10-K for the year ended 12/31/04).

10.10	Employment and Consulting Agreement between Richard L. Mercier and Gallup Water Service, Inc. dated April 15, 1999. (Exhibit 10.10 to Form 10-K for the year ended 12/31/99).

Exhibit
Number	Description
10.11	Employment and Consulting Agreement between Roger Engle and Crystal Water Company of Danielson dated September 29, 1999. (Exhibit 10.11 to Form 10-K for the year ended 12/31/99).

10.11.1	Employment and Consulting Agreement between James R. McQueen and The Connecticut Water Company dated December 10, 2004. (Exhibit 10.11.1 to Form 10-K for the year ended 12/31/04).

10.12	Savings Plan of The Connecticut Water Company, amended and restated effective as of October 1, 2000. (Exhibit 10.12 to Form 10-K for the year ended 12/31/01).

10.12.1	Trust Agreement between Connecticut Water Company and Riggs Bank N.A., Trustee, dated as of June 1, 2002. (Exhibit 10.12.1 to Form 10-K for the year ended 12/31/03).

10.12.2	Post-EGTRRA Amendment to the Savings Plan of The Connecticut Water Company, effective January 1, 2002. (Exhibit 10.12.2 to Form 10-K for the year ended 12/31/03).

10.12.3	Supplemental Participation Agreement to the Savings Plan of The Connecticut Water Company between The Unionville Water Company and Connecticut Water Company, dated December 30, 2003. (Exhibit 10.12.3 to Form 10-K for the year ended 12/31/03).

10.12.4	Supplemental Participation Agreement to the Savings Plan of The Connecticut Water Company between The Crystal Water Company of Danielson and Connecticut Water Company, dated December 30, 2003. (Exhibit 10.12.4 to Form 10-K for the year ended 12/31/03).

10.12.5	Supplemental Participation Agreement to the Savings Plan of The Connecticut Water Company between Unionville Water Company and Connecticut Water Company, dated February 23, 2004. (Exhibit 10.12.5 to Form 10-K for the year ended 12/31/04).

10.13	The Connecticut Water Company Employees’ Retirement Plan as amended and restated as of January 1, 1997. (Exhibit 10.11 to Form 10-K for the year ended 12/31/98).

10.13.1	First Amendment, dated August 16, 2000 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.1 to Form 10-K for the year ended 12/31/02).

10.13.2	Second Amendment, dated November 14, 2000 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.2 to Form 10-K for the year ended 12/31/02).

Exhibit
Number	Description
10.13.3	Third Amendment, dated November 14, 2001 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.3 to Form 10-K for the year ended 12/31/02).

10.13.4	Fourth Amendment, dated August 14, 2002 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.4 to Form 10-K for the year ended 12/31/02).

10.13.5	Fifth Amendment, dated August 14, 2002 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.5 to Form 10-K for the year ended 12/31/02).

10.13.6	Sixth Amendment, dated November 10, 2003 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective November 12, 2003. (Exhibit 10.13.6 to Form 10-K for the year ended 12/31/03).

10.13.7	Seventh Amendment, dated May 12, 2004 to the amended and restated Connecticut Water Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.7 to Form 10-K for the year ended 12/31/04).

10.14	November 4, 1994 Amendment to Agreement dated December 11, 1957 between he Connecticut Water Company (successor to the Thomaston Water Company) nd the City of Waterbury. (Exhibit 10.16 to Form 10-K for year ended 2/31/94).

10.15	Agreement dated August 13, 1986 between The Connecticut Water Company and he Metropolitan District. (Exhibit 10.14 to Form 10-K for the year ended 2/31/86).

10.16	Report of the Commission to Study the Feasibility of Expanding the Water upply Services of the Metropolitan District. (Exhibit 14 to Registration tatement No. 2-61843).

10.17	Bond Exchange Agreements between Connecticut Water Service, Inc., The onnecticut Water Company Bankers Life Company and Connecticut Mutual Life nsurance Company dated October 23, 1978. (Exhibit 14 to Form 10-K for the ear ended 12/31/78).

10.18	Dividend Reinvestment and Common Stock Purchase Plan, amended and restated s of November 15, 2001. (Exhibit 99.1 to post-effective amendment filed n December 5, 2001 to Form S-3, Registration Statement No. 33-53211).

10.19	Contract for Supplying Bradley International Airport. (Exhibit 10.21 to orm 10-K for the year ended 12/31/84).

10.20	Report of South Windsor Task Force. (Exhibit 10.23 to Form 10-K for the ear ended 12/31/87).

Exhibit
Number	Description
10.21	Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. (Exhibit 10.21 to Form 10-K for year ended 12/31/89).

10.22	1994 Performance Stock Program, as amended and restated as of April 26, 2002. (Exhibit A to Proxy Statement dated 3/19/02).

10.22a*	First Amendment to the Connecticut Water Service, Inc. Performance Stock Program Amended and Restated as of April 26, 2002 (the “Plan”) dated December 1, 2005.

10.23	2004 Performance Stock Program, as of April 23, 2004. (Appendix A to Proxy Statement dated 3/12/04).

10.23a	Connecticut Water Service, Inc. Performance Stock Program Incentive Stock Option Grant Form. (Exhibit 10.1 to Form 10-Q for the quarter ended 9/30/04).

10.23b	Connecticut Water Service, Inc. Performance Stock Program Non-Qualified Stock Option Grant Form. (Exhibit 10.2 to Form 10-Q for the quarter ended 9/30/04).

10.23c	Restricted Stock Agreement, standard form for officers, dated December 1, 2005 (Exhibit 10.1 to Form 8-K dated 1/13/06).

10.23d	Long-Term Performance Award Agreement, standard form for officers, dated January 11, 2006 (Exhibit 10.2 to Form 8-K dated 1/13/06).

10.23e	Performance Award Agreement, standard form for officers, dated January 11, 2006 (Exhibit 10.3 to Form 8-K dated 1/13/06).

10.23f*	First Amendment to the Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 7, 2004.

10.24	Loan Agreement dated as of February 15, 1991 between Indianapolis Life Insurance Company and The Barnstable Water Company. (Exhibit 10.26 to Form 10-K for the year ended 12/31/01).

10.25	Guaranty Agreement by Connecticut Water Service, Inc. and Second Amendment to Note Agreement of Barnstable Water Company dated as of February 23, 2001. (Exhibit 10.27 to Form 10-K for the year ended 12/31/01).

10.26*	Letter Agreement and Terms between Eric Thornburg and The Connecticut Water Company dated January 6, 2006.

10.27*	Employment Agreement between The Connecticut Water Company and Connecticut Water Service, Inc. with Thomas R. Roberts, amended and restated as of November 9, 2005.

Exhibit
Number	Description
10.28*	Employment Agreement between The Connecticut Water Company and Connecticut Water Service, Inc. with Daniel J. Meaney, amended and restated as of January 12, 2006.

10.29	Employment Agreement dated March 20, 2006 between Connecticut Water Service, Inc., The Connecticut Water Company and Eric W. Thornburg (Exhibit 10.1 to Form 8-K dated 3/24/06).

10.30	Deferred Compensation Agreement dated March 20, 2006 between Connecticut Water Service, Inc., The Connecticut Water Company and Eric W. Thornburg (Exhibit 10.2 to Form 8-K dated 3/24/06).

10.31	Supplemental Executive Retirement Agreement dated March 20, 2006 between Connecticut Water Service, Inc., The Connecticut Water Company and Eric W. Thornburg (Exhibit 10.3 to Form 8-K dated 3/24/06).

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14 Certification of Marshall T. Chiaraluce, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32.1*	Certification of Marshall T. Chiaraluce, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* S	Certification of David C. Benoit, Chief Financial Officer, pursuant to ection 906 of the Sarbanes-Oxley Act of 2002.

*	= filed herewith
Note:	Exhibits 10.1 through 10.13.7, 10.22, 10.23, 10.26 through 10.31 set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTICUT WATER SERVICE, INC.
Registrant

	By	/s/ Eric W. Thornburg

March 31, 2006		Eric W. Thornburg
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Connecticut Water Service, Inc. in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric W. Thornburg

Eric W. Thornburg	President, Director,	March 31, 2006
(Principal Executive Officer)	and Chief Executive Officer

/s/ David C. Benoit

David C. Benoit	Vice President – Finance,	March 31, 2006
(Principal Financial and Accounting Officer)	Chief Financial Officer and Treasurer

Signature	Title	Date

/s/ Marshall T. Chiaraluce	Director and Chairman	March 14, 2006

Marshall T. Chiaraluce	of the Board

/s/ Roger Engle	Director	March 11, 2006

Roger Engle

/s/ Mary Ann Hanley	Director	March 10, 2006

Mary Ann Hanley

/s/ Marcia Hincks	Director	March 14, 2006

Marcia Hincks

/s/ Mark G. Kachur	Director	March 8, 2006

Mark G. Kachur

/s/ David A. Lentini	Director	March 14, 2006

David A. Lentini

/s/ Ronald D. Lengyel	Director	March 14, 2006

Ronald D. Lengyel

/s/ Robert F. Neal	Director	March 10, 2006

Robert F. Neal

/s/ Arthur C. Reeds	Director	March 10, 2006

Arthur C. Reeds

/s/ Lisa J. Thibdaue	Director	March 12, 2006

Lisa J. Thibdaue

/s/ Carol P. Wallace	Director	March 10, 2006

Carol P. Wallace

/s/ Donald B. Wilbur	Director	March 15, 2006

Donald B. Wilbur

S-1
CONNECTICUT WATER SERVICE, INC. and SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance	Additions	Deductions	Balance
(in thousands)	Beginning	Charged to	From	End of
Description	of Year	Income	Reserves (1)	Year
Allowance for Uncollectible Accounts
Year Ended December 31, 2005	$212	$156	$112	$256

Year Ended December 31, 2004	$271	$61	$120	$212

Year Ended December 31, 2003	$240	$186	$155	$271

(1) Amounts charged off as uncollectible after deducting recoveries.