Form 10-Q
period 2006-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2006-05-10
CIK 276209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”.
Large accelerated filer ☐            Accelerated Filer ☑           Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
8,205,424
Number of shares of common stock outstanding, March 31, 2006
(Includes 56,007 common stock equivalent shares awarded under the Performance Stock Program)
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Financial Report

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
March 31, 2006 and 2005

Part I, Item 1: Financial Statements

Consolidated Balance Sheets at March 31, 2006 and December 31, 2005	Page 3

Consolidated Statements of Capitalization at March 31, 2006 and December 31, 2005	Page 4

Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005	Page 5

Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2006 and 2005	Page 6

Consolidated Statements of Retained Earnings for the Three Months Ended March 31, 2006 and 2005	Page 7

Consolidated Statements of Cash Flows for Three Months Ended March 31, 2006 and 2005	Page 8

Notes to Consolidated Financial Statements	Page 9

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 14

Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk	Page 17

Part I, Item 4: Controls and Procedures	Page 18

Part II, Item 1: Legal Proceedings	Page 18

Part II, Item 1A: Risk Factors	Page 18

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	Page 18

Part II, Item 5: Other Items	Page 19

Part II, Item 6: Exhibits	Page 20

Signatures Page	Page 21
EX-10.1: FIRST AMENDMENT TO REIMBURSEMENT AND CREDIT AGREEMENT
EX-10.2: FIRST AMENDMENT TO REIMBURSEMENT AND CREDIT AGREEMENT
EX-10.3: FIRST AMENDMENT TO REIMBURSEMENT AND CREDIT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
At March 31, 2006 and December 31, 2005
(In thousands)

	March 31,	Dec. 31,
	2006	2005
	(Unaudited)	(Unaudited)
ASSETS
Utility Plant	$342,841	$340,755
Construction Work in Progress	7,215	5,505
Utility Plant Acquisition Adjustments	(1,273)	(1,273)

	348,783	344,987

Accumulated Provision for Depreciation	(98,733)	(97,284)

Net Utility Plant	250,050	247,703

Other Property and Investments	4,489	4,542

Cash and Cash Equivalents	4,444	4,439
Restricted Cash	2,655	2,628
Accounts Receivable (Less Allowance, 2006 — $275; 2005 — $256)	4,839	5,888
Accrued Unbilled Revenues	3,797	3,918
Materials and Supplies, at Average Cost	923	860
Prepayments and Other Current Assets	1,916	1,274
Short-Term Investments	6,863	6,815
Barlaco Assets Held for Sale	—	324

Total Current Assets	25,437	26,146

Unamortized Debt Issuance Expense	7,709	7,823
Unrecovered Income Taxes	14,437	12,986
Post-retirement Benefits Other Than Pension	1,877	1,595
Goodwill	3,608	3,608
Deferred Charges and Other Costs	1,960	1,632

Total Regulatory and Other Long-Term Assets	29,591	27,644

Total Assets	$309,567	$306,035

CAPITALIZATION AND LIABILITIES

Common Stockholders’ Equity	$94,663	$94,076
Preferred Stock	847	847
Long-Term Debt	77,352	77,404

Total Capitalization	172,862	172,327

Current Portion of Long Term Debt	2,284	2,331
Interim Bank Loans Payable	7,500	4,750
Accounts Payable and Accrued Taxes, Interest and Other Expenses	3,099	5,629
Other Current Liabilities	443	519

Total Current Liabilities	13,326	13,229

Advances for Construction	30,488	29,355
Contributions in Aid of Construction	45,718	45,709
Deferred Federal and State Income Taxes	25,213	24,915
Unfunded Future Income Taxes	12,224	11,273
Long-term Compensation Arrangements	8,066	7,541
Unamortized Investment Tax Credits	1,670	1,686
Commitments and Contingencies

Total Long-Term Liabilities	123,379	120,479

Total Capitalization and Liabilities	$309,567	$306,035

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CAPITALIZATION
At March 31, 2006 and December 31, 2005
(In thousands, except share data)

	March 31,	Dec. 31,
	2006	2005
	(Unaudited)	(Unaudited)
Common Stockholders’ Equity
Common Stock Without Par Value Authorized — 15,000,000 Shares;	$60,144	$59,604
Shares Issued and Outstanding: 2006 — 8,205,424 ; 2005 — 8,169,627
Stock Issuance Expense	(1,599)	(1,599)
Retained Earnings	35,764	35,777
Accumulated Other Comprehensive Income	354	294

Total Common Stockholders’ Equity	94,663	94,076

Preferred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472

Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Cumulative Preferred Stock of Barnstable Water Company
Voting, $100 Par Value; Authorized, Issued and Outstanding 750 shares. Redeemable at $105 per share.	75	75

Total Preferred Stock	847	847

Long-Term Debt
The Connecticut Water Company
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,640	9,640
5.125% 1998 Series B, due 2028	7,635	7,685
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,930	14,930
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550
5.00% 2005 A Series, due 2040	10,000	10,000

Total Connecticut Water Company	72,255	72,305

Crystal Water Utilities Corporation
8.0% New London Trust, Due 2017	104	105

Crystal Water Company of Danielson
5.00% Unsecured Water Facilities Revenue Bonds 2005 A Series, Due 2040	5,000	5,000

Chester Realty
6% Note Payable, Due 2006	12	12

Unionville Water Company
8.125% Farmington Savings Bank, Due 2011	810	842
3.56% State of Connecticut, Due 2023	1,455	1,471

Total Unionville	2,265	2,313

Total Connecticut Water Service, Inc.	79,636	79,735

Less Current Portion	(2,284)	(2,331)

Total Long-Term Debt	77,352	77,404

Total Capitalization	$172,862	$172,327

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2006 and 2005
(In thousands, except per share amounts)

	2006	2005
	(Unaudited)	(Unaudited)
Operating Revenues	$10,458	$10,924

Operating Expenses
Operation and Maintenance	6,121	5,158
Depreciation	1,464	1,435
Income Taxes	106	771
Taxes Other Than Income Taxes	1,384	1,329

Total Operating Expenses	9,075	8,693

Utility Operating Income	1,383	2,231

Other Income, Net of Taxes
Gain on Property Transactions	924	261
Non-Water Sales Earnings	272	220
Allowance for Funds Used During Construction	148	121
Other	144	39

Total Other Income, Net of Taxes	1,488	641

Interest and Debt Expense
Interest on Long-Term Debt	914	670
Other Interest Charges	166	117
Amortization of Debt Expense	94	88

Total Interest and Debt Expense	1,174	875

Income from Continuing Operations	1,697	1,997
Discontinued Operations, Net of Tax of $13, and $ (3) in 2006 and 2005 respectively	19	(12)

Net Income	1,716	1,985

Preferred Stock Dividend Requirement	9	9

Net Income Applicable to Common Stock	$1,707	$1,976

Weighted Average Common Shares Outstanding:
Basic	8,183	8,047
Diluted	8,201	8,084

Earnings Per Common Share:
Basic-Continuing Operations	$0.21	$0.25
Basic-Discontinued Operations	0.00	0.00

Basic-Total	$0.21	$0.25

Diluted-Continuing Operations	$0.21	$0.25
Diluted-Discontinued Operations	0.00	0.00

Diluted-Total	$0.21	$0.25

Dividends Per Common Share	$0.2125	$0.2100
The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2006 and 2005
(In thousands)

	2006	2005
	(Unaudited)	(Unaudited)
Net Income Applicable to Common Stock	$1,707	$1,976

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Benefit, net of tax expense of $47 in 2006; $115 in 2005	60	172

Comprehensive Income	$1,767	$2,148

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended March 31, 2006 and 2005
(In thousands, except per share amounts)

	2006	2005
	(Unaudited)	(Unaudited)
Balance at Beginning of Period	$35,777	$32,264
Net Income Before Preferred Dividends of Parent	1,716	1,985

	37,493	34,249

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	3	3
Cumulative Preferred, Series $.90, $.225 per share	6	6
Common Stock - 2006 $.2125 per share; 2005 $.21 per share	1,720	1,678

	1,729	1,687

Balance at End of Period	$35,764	$32,562

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(In thousands)

	2006	2005
	(Unaudited)	(Unaudited)
Operating Activities:
Net Income	$1,716	$1,985
Discontinued Operations	19	(12)

Income from Continuing Operations	1,697	1,997

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Gain on Sale of Barlaco Assets Held for Sale	(921)	—
Allowance for Funds Used During Construction	(181)	(134)
Depreciation (including $68 in 2006, $46 in 2005 charged to other accounts)	1,532	1,482
Change in Assets and Liabilities:
Decrease in Accounts Receivable and Accrued Unbilled Revenues	1,170	257
(Increase) Decrease in Other Current Assets	(460)	2,336
Decrease in Other Non-Current Items	52	90
Decrease in Accounts Payable, Accrued Expenses and Other Current Liabilities	(1,469)	(4,966)
Increase in Deferred Income Taxes and Investment Tax Credits, Net	(218)	143

Total Adjustments	(495)	(792)

Net Cash and Cash Equivalents Provided by (Used in) Continuing Operations	1,202	1,206
Net Cash and Cash Equivalents Provided by (Used in) Discontinued Operations	19	145

Net Cash and Cash Equivalents Provided by (Used in) Operating Activities	1,222	1,351

Investing Activities:
Company Financed Additions to Utility Plant	(3,687)	(2,239)
Advances from Others for Construction	(735)	(127)

Net Additions to Utility Plant Used in Continuing Operations	(4,422)	(2,366)
Proceeds from Sale of Barlaco Assets Held for Sale (Net of $3 in Transaction Costs)	997	—

Net Cash and Cash Equivalents Used in Investing Activities in Continuing Operations	(3,425)	(2,366)
Net Cash and Cash Equivalents Used in Investing Activities in Discontinued Operations	—	(34)

Net Cash Used in Investing Activities	(3,425)	(2,400)

Financing Activities:
Net Proceeds from Interim Bank Loans	7,500	8,650
Net Repayment of Interim Bank Loans	(4,750)	(5,650)
Proceeds from Issuance of Common Stock	540	604
Repayment of Long-Term Debt Including Current Portion	(99)	(49)
Costs Incurred to Issue Long-Term Debt and Common Stock	20	43
Advances from Others for Construction	735	127
Cash Dividends Paid	(1,737)	(1,688)

Net Cash and Cash Equivalents Provided by Financing Activities in Continuing Operations	2,209	2,037
Net Cash and Cash Equivalents (Used in) Financing Activities in Discontinued Operations	—	(77)

Net Cash and Cash Equivalents Provided by Financing Activities in Financing Activities	2,209	1,960

Net Increase in Cash and Cash Equivalents	5	910
Cash and Cash Equivalents at Beginning of Year	4,439	707

Cash and Cash Equivalents at End of Year	$4,444	$1,617

Non-Cash Investing and Financing Activities
Non-Cash Contributed Utility Plant	$426	$42
Short-term Investment of Bond Proceeds Held in Restricted Cash	$28	$—

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Continuing Operations During the Year for:
Interest	$1,471	$1,218
State and Federal Income Taxes	$124	$116
Cash Paid for Discontinued Operations During the Year for:
Interest	$—	$67
State and Federal Income Taxes	$1	$15
The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the period ended December 31, 2005.
     The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.
     Certain reclassifications have been made to conform previously reported data to the current presentation.
     Within the Statements of Cash Flows we have revised the classification of certain items to more clearly reflect the Developer Advances and Contributions that regularly occurred within the regulated water subsidiaries for 2005. The non-cash contribution of completed utility plant by developers to the Company has been eliminated from both Investing Activities and Financing Activities. In addition, we have eliminated AFUDC and any accrual of construction costs that had been included in the Operating Activities and Investing Activities sections of the Statements of Cash Flows. The resulting revised classifications have no effect on Net Increase (Decrease) in Cash and Cash Equivalents during the period.
2. Stock-Based Compensation
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaces SFAS No. 123, ‘Accounting for Stock-Based Compensation” and supersedes Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted the provisions of SFAS 123R as of January 1, 2006 using the modified prospective transition method, which does not require restatement of prior year results. The resulting impact on the income statement for the period ended March 31, 2006 is approximately $15,000, net of taxes of $12,000. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized as compensation expense in the financial statements based on their fair value.
     Prior to January 1, 2006, the Company followed APB 25 and the disclosure requirements for SFAS 123(R) with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting as defined in SFAS 123 has been applied. The Company’s consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting SFAS 123(R). The total compensation cost related to non-vested stock option awards not yet recognized is an expense of approximately $80,000, net of tax. These costs are expected to be recognized over the next two years.
     The Company’s 2004 Performance Stock Program (2004 PSP), approved by shareholders in 2004, authorizes the issuance of up to 700,000 shares of Company Common stock. As of March 31, 2006, there were 644,270 shares available for grant. In total, under the original Plans (1994 Plans) there were 700,000 shares authorized. There are no shares available for grant under the original plan. There are four forms of awards under the 2004 PSP. Stock Options are one form of award. The Company has not issued any stock options since 2003, and does not anticipate issuing any more for the foreseeable future. The other three forms of award which the Company has continued to issue are: Restricted Stock, Performance Shares and Cash Units.
     For purposes of calculating the fair value of each stock grant at the date of grant, the Company used the Black Scholes Option Pricing model. Under the plan, options begin to become exercisable one year from the date of grant. Vesting periods range from one to five years. The maximum term ranges from

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
five to ten years.
     The following table illustrates the effect on Net Income and Earnings Per Share if the Company had applied the fair value recognition provisions of SFAS 123(R) to the stock-based employee compensation for the three months ended March 31, 2005.

Three Months Ended
March 31,
2005
(in thousands, except for per share data)
Net income available to common shareholders	$1,976
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of $126 in related tax effects	84
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $160 in related tax effects	(107)

Pro forma net income	$1,953

Earnings per share:
Basic — Total, as reported	$0.25
Basic — Total, pro forma	$0.24

Diluted — Total, as reported	$0.24
Diluted — Total, pro forma	$0.24
     A summary of option activity under the Company’s Stock Option Program as of March 31, 2006, and changes during the period ended March 31, 2006 were as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at January 1, 2006	202,271	$24.04
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at March 31, 2006	202,271	$24.04	5.2 years	$601,725

Exercisable at March 31, 2006	175,685	$23.44	5.0 years	$597,957

     A summary of the status of the Company’s non-vested shares as of March 31, 2006 is presented below:

		Weighted
		Average
		Grant-Date
Non-vested Shares	Shares	Price
Non-vested at January 1, 2006	97,346	$27.90
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2006	97,346	$27.90

3. Pension and Other Postretirement Benefits

Pension Benefits
Components of Net Periodic Cost
Three months ended March 31	2006	2005
Service Cost	$307	$274
Interest Cost	420	381

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Pension Benefits
Components of Net Periodic Cost
Three months ended March 31	2006	2005
Expected Return on Plan Assets	(459)	(411)
Amortization of Transition Obligation	1	3
Amortization of Prior Service Cost	19	24
Amortization of Net (Gain) Loss	122	68

Net Periodic Benefit Cost	$410	$339

     The Company plans to make in the third quarter its expected contribution of $2,450,000 for plan year 2005. In 2007, the Company anticipates it will make a contribution of approximately $3,000,000 for plan year 2006.

Other Postretirement Benefits
Components of Net Periodic Cost	Connecticut Water		Barnstable Water
Three months ended March 31	2006	2005	2006	2005
Service Cost	$135	$100	$—	$—
Interest Cost	111	93	1	2
Expected Return on Plan Assets	(45)	(43)	—	—
Amortization of Transition Obligation	30	30	—	2
Recognized Net (Gain) Loss	51	28	(1)	(1)

Net Periodic Benefit Cost, Prior to FAS 88 Event	282	208	—	3
Additional Amount Recognized Due to Settlement or Curtailment	—	—	30	—

Net Periodic Benefit Cost	$282	$208	$30	$3

     The Company has concluded that the postretirement welfare plan’s benefits will be considered actuarially equivalent to the benefits provided by Medicare Part D. The Company does not intend to apply for the government subsidy for postretirement prescription drug benefits, even though it expects to be eligible. Therefore, the impact of the subsidy on the plan’s liabilities is not reflected in the March 31, 2006 disclosure.
4. Earnings per Share
     Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

	3 Months Ended
	03/31/06	03/31/05
Common Shares Outstanding:

End of period:	8,205,424	8,067,704

Weighted Average Shares Outstanding:

Days outstanding basis
Basic	8,183,193	8,047,016

Diluted	8,201,260	8,084,124

5. Accounting Pronouncements
     In November 2005, the FASB released FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. FAS 123(R)-3 provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Specifically, FSP No. 123(R)-3 allows an entity to apply either the accounting treatment of the tax effects of share-based payment awards to employees as prescribed by SFAS No. 123(R) or the alternative transition method prescribed by FSP No. 123(R)-3. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of FSP No. FAS 123(R)-3 to evaluate its available transition alternatives and make a one-time

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
election. Until and unless an entity elects the transition method described in FSP No. FAS 123(R)-3, the entity should follow the transition method described in SFAS No. 123(R). We are in the process of evaluating these available transition alternatives.
     In February 2006, the FASB released FSP No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. FSP No. 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS No. 123(R). SFAS 123(R) requires all entities to recognize the fair value of share-based payment awards classified in equity, unless they are unable to reasonably estimate the fair value of the award. We use the fair value method for share-based payment awards and therefore the provisions of SFAS No. 123(R)-4 will have no impact on the Consolidated Financial Statements.
     In February 2006, the FASB released SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. Additionally, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 also amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument. We believe that there will be no material effect on the Company’s financial position or results of operations upon the adoption of this interpretation.
     In March 2006, the FASB released SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practible. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. We believe that there will be no material effect on the Company’s financial position or results of operations upon the adoption of this interpretation.
6. Segment Reporting
     The Company operates principally in three business segments: water activities, real estate transactions, and services and rentals. Financial data for the segments is as follows in thousands of dollars:
Three Months Ended March 31, 2006

				Income from
		Pre-tax		Continuing
Segment	Revenues	Income	Income Tax	Operations
Water Activities	$10,458	$639	$138	$501
Real Estate Transactions	1,005	594	(330)	924
Services & Rentals	1,160	453	181	272

Total	$12,623	$1,686	$(11)	$1,697

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Three Months Ended March 31, 2005

				Income from
		Pre-tax		Continuing
Segment	Revenues	Income	Income Tax	Operations
Water Activities	$10,924	$2,288	$772	$1,516
Real Estate Transactions	475	427	166	261
Services & Rentals	937	361	141	220

Total	$12,336	$3,076	$1,079	$1,997

7. Sale of Barnstable Water Company Assets – Discontinued Operations
     On May 20, 2005, the Company completed the sale of the assets of one of its Massachusetts’ subsidiaries, the Barnstable Water Company (“BWC”), to the Town of Barnstable, Massachusetts. Upon the closing of the deal, the Town of Barnstable and BWC entered into a one year management contract for BWC to provide the Town with full operating and management services for the water system’s operations. Under the terms of the one year management contract, BWC was paid $130,000 a month for operating and management services performed by BWC for the Town of Barnstable. This management contract could be terminated within the 12 month period by 30 days written notice by either party. In January 2006, the Company received notice of termination. The management contract was terminated on February 7, 2006.
     The Company received $10.0 million in gross proceeds from the sale of its water utility assets, advances, and contribution in aid of construction. The gain, net of income taxes of $1.6 million, was $3.0 million in 2005 and has been included in Net Income from Discontinued Operations.
     The sale of BWC’s assets has been classified as ‘Discontinued Operations’ in the Consolidated Statements of Income as there will be no continuing involvement due to the termination of the management contract with the Town of Barnstable. All of the results of BWC, including current and prior years and the gain on the sale of the utility’s assets, have been reclassified and are included as ‘Discontinued Operations’.
8. Sale of Barlaco Assets
     The agreement the Town entered into with the Company to purchase the BWC assets also included a provision whereby the Town would acquire all the land owned by BARLACO, another of our Massachusetts subsidiaries, for an additional $1,000,000. The BARLACO land was sold in February. The land has been valued at approximately $6.9 million. The Company intends to file its corporate income tax return with a charitable contribution related to the bargain sale. As such the Company has recorded a net tax benefit relating to the bargain sale of approximately $330,000 and an after tax profit of approximately $900,000.
Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Regulatory Matters and Inflation
     During the three months ended March 31, 2006, there were no material changes under this subheading to any items previously disclosed by the Company

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
in its Annual Report on Form 10-K for the period ended December 31, 2005.
     In February 2006, the Company filed an application with the DPUC to merge all of its Connecticut subsidiaries into Connecticut Water. On April 20, 2006, the DPUC approved these mergers. The Company intends to complete these mergers on or before June 30, 2006. The Company anticipates it will apply for a rate increase for Connecticut Water during the summer of 2006.
Critical Accounting Policies and Estimates
     The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the regulatory commissions to which the Company’s subsidiaries are subject. Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K.
     Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations. The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions. The Company’s most critical accounting policies pertain to public utility regulation related to Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (FAS 71), revenue recognition, and pension plan accounting. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There were no significant changes in the application of critical accounting policies or estimates during the first quarter of 2006.
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
Outlook
     The following modifies and updates the “Outlook” section of the Company’s 2005 Form 10-K filing on March 31, 2006.
     The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels. The Company’s earnings and profitability in current and future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at lower levels, customer growth in the Company’s core regulated water utility business, growth in revenues attributable to non-water sales operations, and the timing and adequacy of rate relief when requested, from time to time by our regulated water companies.
     The Company believes that the factors described above, as well as those described in “Commitments and Contingencies” in Item 7 of its Annual Report on Form 10-K may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2006 and beyond. Please also review carefully the risks and uncertainties described below under the heading “Forward Looking Information”.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
     Based upon the Company’s current projections, it believes that its Net Income from Continuing Operations for the year 2006, excluding the gain from the sale of BARLACO assets in February 2006, will be materially reduced from the income levels reported for the years 2003, 2004 and 2005. This reduction will likely be primarily attributable to lower net income (in the form of reduced tax benefits) related to the Company’s land disposition program, excluding the BARLACO land sale. Since the sale of the assets of BWC, the results of operations for BWC have been included in discontinued operations, including any income earned under the management contract which terminated on February 7, 2006. In addition, the regulated water company subsidiaries increased operating costs, including depreciation on their investments in utility plant, will require the Company’s primary subsidiary, The Connecticut Water Company, to seek rate relief in 2006. Based upon appropriate recovery of these costs in a timely manner based upon a rate increase application expected to be filed in the summer of 2006, and taking into account the other factors discussed impacting the profitability and earnings, the Company believes that its net income should return to levels achieved in recent years. However, there can be no assurance that the Company will be able to recover costs in an appropriate and timely manner in this rate proceeding.
Liquidity and Capital Resources
     The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of capital resources.
     Interim Bank Loans Payable at March 31, 2006 were $7,500,000.
     We consider the current $15,500,000 lines of credit with four banks adequate to finance any expected short-term borrowing requirements that may arise during the next twelve months. All the line have one-year lives and will expire on different dates in 2006. We expect to renew the lines in 2006. Interest expense charged on interim bank loans will fluctuate based on market interest rates.
Results of Operations
     The following factors had a significant effect upon the Company’s net income for the three months ended March 31, 2006 as compared with the net income for the same period last year.
     Income from continuing operations for the three months ended March 31, 2006 decreased from that of the prior year by $300,000, which reduced earnings from continuing operations per basic average common share by $0.04 to $0.21. This decrease in income is broken down by business segment as follows:

Increase
(Decrease)
Business Segment	Income
Water Activities	$(1,015,000)
Real Estate Transactions	663,000
Services and Rentals	52,000

Total	$(300,000)

     The $1,015,000 decrease in the Water Activity segment’s net income was

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
primarily due to the net effects of variances listed below.
     - a $465,000 decrease in Operating Revenue primarily due to lower billed consumption in 2006 as compared to the same period last year.
-	a $962,000 increase in Operation and Maintenance expense due primarily due to the following expense increases:

Employee Benefit Costs	$300
Labor	285
Adjustments related to changes in the Company’s stock price	161
Utility Costs	118
Other	98

Total	$962

     - a $300,000 increase in Interest and Debt Expense due primarily to two new long-term debt issuances in the fourth quarter of 2005 and higher interest rates on the variable rate debt.
     - partially offset by a $665,000 decrease in Operating Income Tax Expense primarily due to lower pretax net income and a lower effective tax rate due to flow though accounting related to book/tax timing differences.
     The $663,000 increase in the Real Estate Segment is primarily due to the sale of the Barlaco land that was sold to the Town of Barnstable in February 2006.
     The $52,000 increase in the Services and Rentals segment’s net income was primarily due to higher revenues from the Company’s Linebacker® Service Line Maintenance program and antenna site leases.
Commitments and Contingencies
     There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2005.
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
     Our water companies are subject to various federal and state regulatory agencies concerning water quality and environmental standards. Generally, the water industry is materially dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant. The ability to maintain our operating costs at the lowest possible level, while providing good quality water service, is beneficial to customers and stockholders. Profitability is also dependent on the timeliness and amount of rate relief, when necessary, and numerous factors over which we have little or no control, such as the quantity of rainfall and temperature, industrial demand, financing costs, energy rates, tax rates, stock market trends which may affect the return earned on pension assets, and compliance with environmental and water quality regulations. The profitability of our other revenue sources is subject to the amount of land we have available for sale and/or donation, the demand for the land, the continuation of the current state tax benefits relating to the donation of land for open space purposes, regulatory approval of land dispositions, the demand for telecommunications antenna site leases and the successful extensions and expansion of our service contract work. We undertake no obligation to update or revise forward-looking statements, whether

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
as a result of new information, future events, or otherwise.
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
     The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries and its use of the interest rate swap agreement discussed below. The Company has $15,500,000 of variable rate lines of credit with four banks, under which interim bank loans payable at March 31, 2006 were $7,500,000.
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
Part I, Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of March 31, 2006, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 13a-15(e)). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure to be made within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Because of its inherent limitations, internal control over financial

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
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
Part II, Item 1A: Risk Factors
     Information regarding risk factors appeared in Item 1A of Part I of our Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes to our risk factors from those disclosed in our Annual Report of Form 10-K for the fiscal year ended December 31, 2005.
Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     No stock repurchases were made during the quarter ended March 31, 2006.
Part II, Item 5: Other Information
     On November 2, 2005, the Company announced an interim agreement with the University of Connecticut (the “University”) where the Company, through its wholly owned subsidiary New England Water Utility Services, Inc., will operate and manage the University’s water systems at the Storrs, CT campus through May 1, 2006. Under the terms of the agreement, the Company will provide an on-site project manager to direct the operation of the water system at the Storrs’ campus to meet regulatory compliance. The Company will provide guidance and direction on the water system operations including a review of the University’s water system, recommendations on capital improvements and major maintenance projects, and conducting a leak detection survey of the water systems. This agreement has been extended until July 1, 2006. This agreement expands upon services that the Company has been providing to the University over the past two years.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Part II, Item 6: Exhibits

Exhibit
Number	Description
3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999. (Exhibit 3.2 to Form 10-K for the year ended 12/31/99).

3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.4	Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended March 31, 2003.)

10.1*	First Amendment to Reimbursement and Credit Agreement, dated as of April 28, 2006, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004A Series.

10.2*	First Amendment to Reimbursement and Credit Agreement, dated as of April 28, 2006, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004B Series.

10.3*	First Amendment to Reimbursement and Credit Agreement, dated as of April 28, 2006, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004 Series Variable Rate, due 2029.

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32*	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc.
(Registrant)

Date: May 10, 2006	By:	/s/ David C. Benoit

David C. Benoit
Vice President – Finance, and
Chief Financial Officer

Date: May 10, 2006	By:	/s/ Peter J. Bancroft

Peter J. Bancroft
Assistant Treasurer