Form 10-Q
period 2006-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2006-08-09
CIK 276209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
Commission File Number 0-8084
Connecticut Water Service, Inc.
(Exact name of registrant as specified in its charter)

Connecticut	06-0739839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

93 West Main Street, Clinton, CT	06413-1600
(Address of principal executive offices)	(Zip Code)
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
8,238,779
Number of shares of common stock outstanding, June 30, 2006
(Includes 56,473 common stock equivalent shares awarded under the Performance Stock Programs)
Financial Report
June 30, 2006 and 2005

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
At June 30, 2006 and December 31, 2005
(In thousands)

	June 30,	Dec. 31,
	2006	2005
	(Unaudited)	(Unaudited)
ASSETS

Utility Plant	$349,845	$340,755
Construction Work in Progress	3,574	5,505
Utility Plant Acquisition Adjustments	(1,273)	(1,273)

	352,146	344,987
Accumulated Provision for Depreciation	(99,966)	(97,284)

Net Utility Plant	252,180	247,703

Other Property and Investments	4,501	4,542

Cash and Cash Equivalents	6,248	4,439
Restricted Cash	307	2,628
Accounts Receivable (Less Allowance, 2006 - $242; 2005 - $256)	6,016	5,888
Accrued Unbilled Revenues	3,742	3,918
Materials and Supplies, at Average Cost	966	860
Prepayments and Other Current Assets	1,441	1,274
Short-Term Investments	—	6,815
Barlaco Assets Held for Sale	—	324

Total Current Assets	18,720	26,146

Unamortized Debt Issuance Expense	7,550	7,823
Unrecovered Income Taxes	14,602	12,986
Post-retirement Benefits Other Than Pension	2,159	1,595
Goodwill	3,608	3,608
Deferred Charges and Other Costs	2,218	1,632

Total Regulatory and Other Long-Term Assets	30,137	27,644

Total Assets	$305,538	$306,035

CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity	$94,586	$94,076
Preferred Stock	847	847
Long-Term Debt	77,350	77,404

Total Capitalization	172,783	172,327

Current Portion of Long Term Debt	7	2,331
Interim Bank Loans Payable	4,750	4,750
Accounts Payable and Accrued Taxes, Interest and Other Expenses	3,933	5,629
Other Current Liabilities	646	519

Total Current Liabilities	9,336	13,229

Advances for Construction	29,755	29,355
Contributions in Aid of Construction	45,738	45,709
Deferred Federal and State Income Taxes	25,486	24,915
Unfunded Future Income Taxes	12,247	11,273
Long-term Compensation Arrangements	8,538	7,541
Unamortized Investment Tax Credits	1,655	1,686
Commitments and Contingencies

Total Long-Term Liabilities	123,419	120,479

Total Capitalization and Liabilities	$305,538	$306,035

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CAPITALIZATION
At June 30, 2006 and December 31, 2005
(In thousands, except share data)

	June 30,	Dec. 31,
	2006	2005
	(Unaudited)	(Unaudited)
Common Stockholders’ Equity
Common Stock Without Par Value Authorized - 15,000,000 Shares;	$60,795	$59,604
Shares Issued and Outstanding: 2006 - 8,238,779 ; 2005 - 8,169,627
Stock Issuance Expense	(1,600)	(1,599)
Retained Earnings	35,001	35,777
Accumulated Other Comprehensive Income	390	294

Total Common Stockholders’ Equity	94,586	94,076

Preferrred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472

Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Cumulative Preferred Stock of Barnstable Water Company Voting, $100 Par Value; Authorized, Issued and Outstanding 750 shares. Redeemable at $105 per share.	75	75

Total Preferred Stock	847	847

Long-Term Debt
Regulated Water Companies
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,640	9,640
5.125% 1998 Series B, due 2028	7,635	7,685
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,930	14,930
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550
5.00% 2005 A Series, due 2040	15,000	15,000
Secured Bonds
8.125% Farmington Savings Bank, Due 2011	—	842
3.56% State of Connecticut, Due 2023	—	1,471

Total Regulated Water Companies	77,255	79,618

Unregulated Secured
8.0% New London Trust, Due 2017	102	105

Unregulated Note Payable
6% Note Payable, Due 2006	—	12

Total Connecticut Water Service, Inc.	77,357	79,735
Less Current Portion	(7)	(2,331)

Total Long-Term Debt	77,350	77,404

Total Capitalization	$172,783	$172,327

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2006 and 2005
(In thousands, except per share amounts)

	2006	2005
	(Unaudited)	(Unaudited)
Operating Revenues	$11,428	$10,986

Operating Expenses
Operation and Maintenance	6,805	6,225
Depreciation	1,465	1,436
Income Taxes	117	299
Taxes Other Than Income Taxes	1,273	1,315

Total Operating Expenses	9,660	9,275

Utility Operating Income	1,768	1,711

Other Income, Net of Taxes
Gain (Loss) on Property Transactions	(20)	—
Non-Water Sales Earnings	252	240
Allowance for Funds Used During Construction	103	150
Other	202	36

Total Other Income, Net of Taxes	537	426

Interest and Debt Expense
Interest on Long-Term Debt	992	729
Other Interest Charges	195	138
Amortization of Debt Expense	141	87

Total Interest and Debt Expense	1,328	954

Income from Continuing Operations	977	1,183
Discontinued Operations, Net of Tax of $4 and $1,794 in 2006 and 2005 respectively	6	2,905

Net Income	983	4,088

Preferred Stock Dividend Requirement	10	10

Net Income Applicable to Common Stock	$973	$4,078

Weighted Average Common Shares Outstanding:
Basic	8,225	8,078
Diluted	8,236	8,118

Earnings Per Common Share:
Basic-Continuing Operations	$0.12	$0.15
Basic-Discontinued Operations	—	0.35

Basic-Total	$0.12	$0.50

Diluted-Continuing Operations	$0.12	$0.15
Diluted-Discontinued Operations	—	0.35

Diluted-Total	$0.12	$0.50

Dividends Per Common Share	$0.2125	$0.2100
The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2006 and 2005
(In thousands, except per share amounts)

	2006	2005
	(Unaudited)	(Unaudited)
Operating Revenues	$21,886	$21,910

Operating Expenses
Operation and Maintenance	12,926	11,383
Depreciation	2,929	2,871
Income Taxes	223	1,070
Taxes Other Than Income Taxes	2,657	2,644

Total Operating Expenses	18,735	17,968

Utility Operating Income	3,151	3,942

Other Income, Net of Taxes
Gain on Property Transactions	904	261
Non-Water Sales Earnings	524	460
Allowance for Funds Used During Construction	251	271
Other	346	75

Total Other Income, Net of Taxes	2,025	1,067

Interest and Debt Expense
Interest on Long-Term Debt	1,906	1,397
Other Interest Charges	361	255
Amortization of Debt Expense	235	175

Total Interest and Debt Expense	2,502	1,827

Income from Continuing Operations	2,674	3,182
Discontinued Operations, Net of Tax of $17 and $1,791 in 2006 and 2005 respectively	25	2,891

Net Income	2,699	6,073

Preferred Stock Dividend Requirement	19	19

Net Income Applicable to Common Stock	$2,680	$6,054

Weighted Average Common Shares Outstanding:
Basic	8,204	8,063
Diluted	8,216	8,102

Earnings Per Common Share:
Basic-Continuing Operations	$0.33	$0.40
Basic-Discontinued Operations	—	0.35

Basic-Total	$0.33	$0.75

Diluted-Continuing Operations	$0.33	$0.40
Diluted-Discontinued Operations	—	0.35

Diluted-Total	$0.33	$0.75

Dividends Per Common Share	$0.4250	$0.4200
The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2006 and 2005
(In thousands)

	2006	2005
	(Unaudited)	(Unaudited)
Net Income Applicable to Common Stock	$973	$4,078

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Benefit (Expense), net of tax expense (benefit) of $24 in 2006; $(88) in 2005	36	(124)

Comprehensive Income	$1,009	$3,954

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2006 and 2005
(In thousands)

	2006	2005
	(Unaudited)	(Unaudited)
Net Income Applicable to Common Stock	$2,680	$6,054

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Benefit, net of tax expense of $72 in 2006; $27 in 2005	96	48

Comprehensive Income	$2,776	$6,102

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended June 30, 2006 and 2005
(In thousands, except per share amounts)

	2006	2005
	(Unaudited)	(Unaudited)
Balance at Beginning of Period	$35,764	$32,562
Net Income Before Preferred Dividends of Parent	983	4,088

	36,747	36,650

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	3	3
Cumulative Preferred, Series $.90, $.225 per share	7	7
Common Stock — 2006 $.2125 per share; 2005 $.21 per share	1,736	1,685

	1,746	1,695

Balance at End of Period	$35,001	$34,955

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Six Months Ended June 30, 2006 and 2005
(In thousands, except per share amounts)

	2006	2005
	(Unaudited)	(Unaudited)
Balance at Beginning of Period	$35,777	$32,264
Net Income Before Preferred Dividends of Parent	2,699	6,073

	38,476	38,337

Dividends Declared:
Cumulative Preferred, Class A, $.40 per share	6	6
Cumulative Preferred, Series $.90, $.45 per share	13	13
Common Stock — 2006 $.425 per share; 2005 $.42 per share	3,456	3,363

	3,475	3,382

Balance at End of Period	$35,001	$34,955

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(In thousands)

	2006	2005
	(Unaudited)	(Unaudited)
Operating Activities:
Net Income	$2,699	$6,073
Discontinued Operations	25	2,891

Income from Continuing Operations	2,674	3,182

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Gain on Sale of Barlaco Assets Held for Sale	(921)	—
Allowance for Funds Used During Construction	(286)	(318)
Depreciation (including $135 in 2006, $92 in 2005 charged to other accounts)	3,064	2,963
Change in Assets and Liabilities:
Decrease in Accounts Receivable and Accrued Unbilled Revenues	48	344
(Increase) Decrease in Other Current Assets	(87)	2,878
Decrease in Other Non-Current Items	152	518
Decrease in Accounts Payable, Accrued Expenses and Other Current Liabilities	(1,113)	(5,762)
Increase (Decrease) in Deferred Income Taxes and Investment Tax Credits, Net	(102)	271

Total Adjustments	755	894

Net Cash and Cash Equivalents Provided by Continuing Operations	3,429	4,076
Net Cash and Cash Equivalents Provided by Discontinued Operations	25	1,380

Net Cash and Cash Equivalents Provided by Operating Activities	3,454	5,456

Investing Activities:
Net Additions to Utility Plant Used in Continuing Operations	(7,037)	(5,978)
Proceeds from Sale of Barnstable Water Company Assets (Net of $55 in Transaction Costs)	—	9,945
Sale (Purchase) of Short-term Investments	6,814	(6,713)
Release of Restricted Cash	2,464	—
Proceeds from Sale of Barlaco Assets Held for Sale (Net of $3 in Transaction Costs)	997	—
Net Cash and Cash Equivalents Provided by (Used in) Investing Activities in Continuing Operations	3,238	(2,746)
Net Cash and Cash Equivalents Provided by (Used in) Investing Activities in Discontinued Operations	—	171

Net Cash Provided by (Used in) Investing Activities	3,238	(2,575)

Financing Activities:
Net Proceeds from Interim Bank Loans	4,750	7,750
Net Repayment of Interim Bank Loans	(4,750)	(5,650)
Proceeds from Issuance of Common Stock	1,043	1,290
Proceeds from Exercise of Stock Options	148	—
Repayment of Long-Term Debt Including Current Portion	(2,378)	(558)
Costs Incurred to Issue Long-Term Debt and Common Stock	(1)	(1)
Advances from (Refunds to) Others for Construction	(212)	279
Cash Dividends Paid	(3,483)	(3,386)

Net Cash and Cash Equivalents Used in Financing Activities in Continuing Operations	(4,883)	(276)
Net Cash and Cash Equivalents Used in Financing Activities in Discontinued Operations	—	(3,210)

Net Cash and Cash Equivalents Used in Financing Activities	(4,883)	(3,486)

Net Increase (Decrease) in Cash and Cash Equivalents	1,809	(605)
Cash and Cash Equivalents at Beginning of Year	4,439	707

Cash and Cash Equivalents at End of Period	$6,248	$102

Non-Cash Investing and Financing Activites
Non-Cash Contributed Utility Plant	$661	$663
Supplemental Disclosures of Cash Flow Information:
Cash Paid for Continuing Operations During the Year for:
Interest	$2,087	$1,703
State and Federal Income Taxes	$803	$3,512
Cash Paid for Discontinued Operations During the Year for:
Interest	$—	$106
State and Federal Income Taxes	$73	$410
The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the period ended December 31, 2005 and as updated in the Company’s March 31, 2006 Form 10-Q.
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
2. Stock-Based Compensation
     The Company’s 2004 Performance Stock Program (2004 PSP), approved by shareholders in 2004, authorizes the issuance of up to 700,000 shares of Company Common Stock. As of June 30, 2006, there were 644,270 shares available for grant. In total, under the original Plan (1994 Plan) there were 700,000 shares authorized. (There are no shares available for grant under the original Plan.) There are four forms of awards under the 2004 PSP. Stock Options are one form of award. The Company has not issued any stock options since 2003, and does not anticipate issuing any more for the foreseeable future. The other three forms of award which the Company has continued to issue are: Restricted Stock, Performance Shares and Cash Units.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”
     STOCK OPTIONS — The Company adopted the provisions of SFAS 123R as of January 1, 2006 using the modified prospective transition method, which does not require restatement of prior year results. The resulting impact on the income statement for the three month period ended June 30, 2006 was an expense of approximately $14,000, net of taxes of $12,000. The resulting impact on the income statement for the six month period ended June 30, 2006 was an expense of approximately $29,000, net of taxes of $24,000. SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized as compensation expense in the financial statements based on their fair value.
     Prior to January 1, 2006, the Company followed APB 25 and the disclosure requirements for SFAS 123(R) with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting as defined in SFAS 123 has been applied. The Company’s consolidated financial statements

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
as of and for the first and second quarters of 2006 reflect the impact of adopting SFAS 123(R). The total compensation cost related to non-vested stock option awards not yet recognized is approximately $40,000, net of tax. These costs are expected to be recognized over the next two years.
     For purposes of calculating the fair value of each stock grant at the date of grant, the Company used the Black Scholes Option Pricing model. Under the Plans, options begin to become exercisable one year from the date of grant. Vesting periods range from one to five years. The maximum term ranges from five to ten years.
     The following table illustrates the effect on Net Income and Earnings Per Share if the Company had applied the fair value recognition provisions of SFAS 123(R) to the stock-based employee compensation for the three and six months ended June 30, 2005.

Three Months Ended
June 30,
(in thousands, except for per share data)	2005
Net income available to common shareholders	$4,078
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of $43 in related tax effects	65
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $52 in related tax effects	(78)

Pro forma net income	$4,065

Earnings per share:
Basic — Total, as reported	$0.50
Basic — Total, pro forma	$0.50

Diluted — Total, as reported	$0.50
Diluted — Total, pro forma	$0.50

Six Months Ended
June 30,
(in thousands, except for per share data)	2005
Net income available to common shareholders	$6,054
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of $99 in related tax effects	149
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $123 in related tax effects	(185)

Pro forma net income	$6,018

Earnings per share:
Basic — Total, as reported	$0.75
Basic — Total, pro forma	$0.75

Diluted — Total, as reported	$0.74
Diluted — Total, pro forma	$0.74
          A summary of option activity under the Company’s Stock Option Program as of June 30, 2006, and changes during the six month period ended June 30, 2006 were as follows:

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at January 1, 2006	202,271	$24.04
Granted	—	—
Forfeited	—	—
Exercised	(16,962)	16.76

Outstanding at June 30, 2006	185,309	$24.70	5.1 years	$198,686

Exercisable at June 30, 2006	158,723	$24.15	5.2 years	$198,686

     A summary of the status of the Company’s non-vested option shares as of June 30, 2006 is presented below:

Weighted
Average
	Number of	Grant-Date
Non—vested Shares	Shares	Price
Non—vested at January 1, 2006	97,346	$27.90
Granted	—	—
Vested	—	—
Forfeited	—	—

Non—vested at June 30, 2006	97,346	$27.90

     RESTRICTED STOCK – The Company has granted restricted shares of Common Stock and Performance Shares to key members of management under the 2004 PSP. These Common Stock share awards provide the grantee with the rights of a shareholder, including the right to receive dividends and to vote such shares, but not the right to sell or otherwise transfer the shares during the restriction period. The value of these restricted shares is based on the market price of the Company’s Common Stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods. The adoption of SFAS No. 123R had no impact on the Company’s recognition of stock-based compensation expense associated with the restricted stock awards. The Company expects future forfeitures of restricted stock to be de minimus. There were no forfeitures during the six months ended June 30, 2006 nor have there been forfeitures prior to the adoption of SFAS No. 123R for the grants that were under restriction as of January 1, 2006.
     RESTRICTED STOCK (non-performance-based awards) – The following tables summarize the non-performance-based restricted stock amounts and activity (in thousands, except for per share data):

		Weighted
	Number of	Average Fair
Non—vested Shares	Shares	Value
Non—vested at January 1, 2006	21,988	$25.24
Granted	4,507	$25.00
Vested	—	—
Forfeited	—	—

Non—vested at June 30, 2006	26,495	$25.20

     There were no vested restricted stock shares as of June 30, 2006. The shares start vesting in 2007.
     Total stock-based compensation recorded in the statement of income related to the non-performance-based restricted stock awards was $16,000 and $33,000 during the three and six months ended June 30, 2006, respectively. There was no expense recognized in the first six months of 2005 because the program was initiated in the fourth quarter of 2005.
     As of June 30, 2006, $618,977 of unrecognized compensation costs related to restricted stock is expected to be recognized over a straight-line basis for a period of 6 years. The aggregate intrinsic value of restricted stock as of June 30, 2006 was $620,000. The aggregate intrinsic value of restricted stock is based on the number of shares of restricted stock and the market value of the Company’s common stock as of the period end date.
     RESTRICTED STOCK (performance-based) – In 2006, 10,875 shares of restricted stock were issued to certain key members of management. The Company is estimating a forfeiture rate of 30%. Upon meeting specific performance targets, 5,510 shares will vest in a one year period and the remaining shares will vest over four years. The cost is being recognized ratably over the vesting period.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
3. Pension and Other Postretirement Benefits
Pension Benefits
Components of Net Periodic Cost
Three months ended June 30

	2006	2005
Service Cost	$307	$251
Interest Cost	421	395
Expected Return on Plan Assets	(532)	(412)
Amortization of Transition Obligation	—	2
Amortization of Prior Service Cost	19	25
Amortization of Net (Gain) Loss	123	93

Net Periodic Benefit Cost	$338	$354

Pension Benefits
Components of Net Periodic Cost
Six months ended June 30

	2006	2005
Service Cost	$614	$525
Interest Cost	841	776
Expected Return on Plan Assets	(991)	(823)
Amortization of Transition Obligation	1	5
Amortization of Prior Service Cost	38	49
Amortization of Net (Gain) Loss	245	161

Net Periodic Benefit Cost	$748	$693

     The Company plans to make its expected contribution of $2,450,000 for plan year 2005 in the third quarter of 2006. In 2006, the Company also anticipates it will make a contribution of approximately $3,600,000 for plan year 2006.
Other Postretirement Benefits
Components of Net Periodic Cost
Three months ended June 30

	Connecticut Water		Barnstable Water
	2006	2005	2006	2005
Service Cost	$135	$100	$—	$1
Interest Cost	112	93	1	1
Expected Return on Plan Assets	(45)	(43)	—	—
Amortization of Transition Obligation	30	30	—	1
Recognized Net (Gain) Loss	50	27	—	—

Net Periodic Benefit Cost, Prior to FAS 88 Event	282	207	1	3
Additional Amount Recognized Due to Settlement or Curtailment	—	—	—	—

Net Periodic Benefit Cost	$282	$207	$1	$3

Other Postretirement Benefits
Components of Net Periodic Cost
Six months ended June 30

	Connecticut Water		Barnstable Water
	2006	2005	2006	2005
Service Cost	$270	$200	$—	$1
Interest Cost	223	186	2	3
Expected Return on Plan Assets	(90)	(86)	—	—
Amortization of Transition Obligation	60	60	—	3
Recognized Net (Gain) Loss	101	55	(1)	(1)

Net Periodic Benefit Cost, Prior to FAS 88 Event	564	415	1	6
Additional Amount Recognized Due to Settlement or Curtailment	—	—	30	—

Net Periodic Benefit Cost	$564	$415	$31	$6

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
4. Earnings per Share
     Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

	3 Months Ended		6 Months Ended
	06/30/06	06/30/05	06/30/06	06/30/05
Common Shares Outstanding:

End of period:	8,238,779	8,096,542	8,238,779	8,096,542

Weighted Average Shares Outstanding:

Days outstanding basis
Basic	8,224,776	8,078,100	8,204,100	8,062,649

Fully Diluted	8,236,002	8,117,728	8,215,996	8,101,729

Basic Earnings Per Share from Continuing Operations	$0.12	$0.15	$0.33	$0.40

Dilutive Effect of Unexercised Stock Options	$0.00	$0.00	$0.00	$0.00

Diluted Earnings Per Share	$0.12	$0.15	$0.33	$0.40
5. Accounting Pronouncements
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
     In March 2006, the FASB issued Exposure Draft No. 1025-300, Proposed Statement of Financial Accounting Standards Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R). The purpose of this proposed statement is to require employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan on the statement of financial position, recognize certain actuarial gains and losses that are not recognized as components of net periodic benefit cost in comprehensive income, recognize any

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
transition asset or obligation remaining from the initial adoption of FAS 87 or FAS 106 as an adjustment to retained earnings, measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position, and disclose additional information in the notes to financial statements about the effects of delaying recognition of the actuarial gains and losses and the prior service costs and credits. The FASB expected comments on this exposure draft by May 31, 2006. The Company is in the process of determining the impact, if any, the adoption of the proposed SFAS would have on our consolidated financial statements and related disclosures.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes which prescribes a recognition measurement and threshold process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, as such we will be required to adopt this interpretation in the first quarter of 2007. We are in the process of determining the impact, if any, the adoption of FIN 48 will have on our consolidated financial statements and related disclosures.
6. Segment Reporting
     The Company operates principally in three business segments: water activities, real estate transactions, and services and rentals. Financial data for the segments is as follows in thousands of dollars:
Three Months Ended June 30, 2006

				Income
		Pre-tax		(Loss) from
		Income		Continuing
Segment	Revenues	(Loss)	Income Tax	Operations
Water Activities	$11,428	$798	$53	$745
Real Estate Transactions	—	(20)	—	(20)
Services & Rentals	1,538	424	172	252

Total	$12,966	$1,202	$225	$977

Three Months Ended June 30, 2005

				Income from
		Pre-tax		Continuing
Segment	Revenues	Income	Income Tax	Operations
Water Activities	$10,986	$1,273	$330	$943
Real Estate Transactions	—	—	—	—
Services & Rentals	1,163	390	150	240

Total	$12,149	$1,663	$480	$1,183

Six Months Ended June 30, 2006

				Income from
		Pre-tax		Continuing
Segment	Revenues	Income	Income Tax	Operations
Water Activities	$21,886	$1,437	$191	$1,246
Real Estate Transactions	1,005	574	(330)	904
Services & Rentals	2,698	877	353	524

Total	$25,589	$2,888	$214	$2,674

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Six Months Ended June 30, 2005

				Income from
		Pre-tax		Continuing
Segment	Revenues	Income	Income Tax	Operations
Water Activities	$21,910	$3,563	$1,102	$2,461
Real Estate Transactions	475	427	166	261
Services & Rentals	2,100	750	290	460

Total	$24,485	$4,740	$1,558	$3,182

	June 30, 2006	December 31, 2005
Total Plant and Other Investments:
Water	$256,048	$251,511
Non-Water	633	733
	256,681	252,244

Other Assets:
Water	36,895	46,746
Non-Water	11,962	7,045

	48,857	53,791

Total Assets	$305,538	$306,035

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
8. Sale of Barlaco Assets
     The agreement the Town of Barnstable entered into with the Company to purchase the BWC assets also included a provision whereby the Town of Barnstable would acquire, through a bargain purchase, all the land owned by BARLACO, another of our Massachusetts subsidiaries, for an additional $1,000,000. The BARLACO land was sold in February 2006. The Company currently estimated the gain on the bargain land sale for 2006 as approximately $900,000.

Part I, Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Regulatory Matters and Inflation
     In February 2006, the Company filed an application with the DPUC to merge all of its Connecticut subsidiaries into Connecticut Water. On April 20, 2006, the DPUC approved these mergers. The Company completed these mergers on May 31, 2006. On July 18, 2006, the Company filed a rate application with the DPUC for the newly merged Connecticut Water requesting an increase in rates of approximately $14.6 million or 30%. No assurance can be given that the DPUC will approve all of the rate relief requested by the Company. The Company expects a decision in this rate case by January 2007.
     In November 2005, the Company announced its plans to acquire South Coventry Water Supply Company, a water company with 131 customers. On June 30, 2006 the Company filed an application with the DPUC for approval of the acquisition. A decision is expected in October 2006.
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
     Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations. The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions. The Company’s most critical accounting policies pertain to public utility regulation related to Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (FAS 71), revenue recognition, and pension plan accounting. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and first quarter Form 10-Q. There were no significant changes in the application of critical accounting policies or estimates during the second quarter of 2006.
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
Outlook
     The following modifies and updates the “Outlook” sections of the Company’s 2005 Form 10-K filed on March 31, 2006 and first quarter Form 10-Q filed on May 10, 2006.
     The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels. The Company’s earnings and profitability in current and future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at lower levels, customer growth in the Company’s core regulated water utility business, growth in revenues attributable to non-water sales operations, and the timing and adequacy of rate relief when requested, from time to time by our regulated water companies, including the outcome of our rate application to the DPUC which was filed on July 18, 2006. The Company expects a decision in this rate case by January 2007.
     The Company believes that the factors described above, as well as those described in “Commitments and Contingencies” in Item 7 of its Annual Report on Form 10-K may have significant impact, either alone or in the aggregate, on the

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Company’s earnings and profitability in fiscal years 2006 and beyond. Please also review carefully the risks and uncertainties described below under the heading “Forward Looking Information”.
     Based upon the Company’s current projections, it believes that its Net Income from Continuing Operations for the year 2006, excluding the gain from the sale of BARLACO assets in February 2006, will be materially reduced from the income levels reported for the years 2003, 2004 and 2005. This reduction will likely be primarily attributable to lower net income (in the form of reduced tax benefits) related to the Company’s land disposition program, excluding the BARLACO land sale. Since the sale of the assets of BWC, the results of operations for BWC have been included in discontinued operations, including any income earned under the management contract which terminated on February 7, 2006. In addition, the regulated water company subsidiaries increased operating costs, including depreciation on their investments in utility plant, has required the Company’s primary subsidiary, The Connecticut Water Company, to seek rate relief on July 18, 2006. Based upon appropriate recovery of these costs in a timely manner based upon the recent rate increase application filed, and taking into account the other factors discussed impacting the profitability and earnings, the Company believes that its net income should return to levels achieved in recent years. However, there can be no assurance that the Company will be able to recover costs in an appropriate and timely manner in this rate proceeding.
Liquidity and Capital Resources
     The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of capital resources.
     Interim Bank Loans Payable at June 30, 2006 were $4.75 million.
     We consider the current $15 million lines of credit with three banks adequate to finance any expected short-term borrowing requirements that may arise during the next twelve months. All the lines have one-year lives and will expire on different dates in 2006. We expect to renew the lines in 2006 and 2007. Interest expense charged on interim bank loans will fluctuate based on market interest rates.
     The Company’s 2005 year end balances that were in Short-Term Investments of approximately $6.8 million, and Restricted Cash of approximately $2.6 million, have been liquidated with the exception of $307,000 remaining in Restricted Cash. The funds were used to decrease the amount of Interim Bank Loans Payable which otherwise would have increased due to the Company’s investment in new Utility Plant.
Results of Operations
     The following factors had a significant effect upon the Company’s net income for the three months ended June 30, 2006 as compared with the net income for the same period last year.
     Income from continuing operations for the three months ended June 30, 2006 decreased from that of the prior year by $206,000, which reduced earnings from continuing operations per basic average common share by $0.03 to $0.12. This decrease in income is broken down by business segment as follows:

Increase
(Decrease)
Business Segment	Income
Water Activities	$(198,000)
Real Estate Transactions	(20,000)
Services and Rentals	12,000

Total	$(206,000)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
     The $198,000 decrease in the Water Activity segment’s net income was due primarily to the net effects of variances listed below.
–	a $580,000 increase in Operation and Maintenance expense due primarily to the following expense increases (decreases) (in thousands):

Employee Benefit Costs	$488
Labor	320
Utility Costs	78
Outside Services	(326)
Other	20

Total	$580

     – a $374,000 increase in Interest and Debt Expense due primarily to two new long-term debt issuances in the fourth quarter of 2005 and higher interest rates on the variable rate debt.
Partially offset by the following:
     – a $182,000 decrease in Operating Income Tax Expense primarily due to lower pretax net income and a lower effective tax rate due to flow though accounting related to book/tax timing differences. Our effective tax rate was 21.0% in 2006 compared to 28.3% in 2005. The decline in the effective rate is primarily due to a larger pension contribution in 2006 than in 2005.
     – a $442,000 increase in Operating Revenue primarily due to increased rates in 2006 charged to customers of the Company’s Crystal division following the December 2005 rate decision as well as an increase in fire protection charges and increased customer base as compared to the same period last year.
     The following factors had a significant effect upon the Company’s net income for the six months ended June 30, 2006 as compared with the net income for the same period last year.
     Income from continuing operations for the six months ended June 30, 2006 decreased from that of the prior year by $508,000, which reduced earnings from continuing operations per basic average common share by $0.07 to $0.33. This decrease in income is broken down by business segment as follows:

Increase
(Decrease)
Business Segment	Income
Water Activities	$(1,215,000)
Real Estate Transactions	643,000
Services and Rentals	64,000

Total	$(508,000)

     The $1,215,000 decrease in the Water Activity segment’s net income was due primarily to the net effects of variances listed below.
–	a $1,543,000 increase in Operation and Maintenance expense due primarily to the following expense increases (decreases) (in thousands):

Employee Benefit Costs	$788
Labor	605
Utility Costs	196
Other	(46)

Total	$1,543

     – a $675,000 increase in Interest and Debt Expense due primarily to two new long-term debt issuances in the fourth quarter of 2005 and higher interest rates on the variable rate debt.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
     – a $24,000 decrease in Operating Revenue primarily due to lower consumption in the first six months of 2006 as compared to the same period last year.
     – partially offset by a $847,000 decrease in Operating Income Tax Expense primarily due to lower pretax net income and a lower effective tax rate due to flow though accounting related to book/tax timing differences. The effective tax rate was 25.6% in 2006 compared to 33.5% in 2005. The decline in the effective rate is primarily due to a larger pension contribution in 2006 than in 2005.
     The $643,000 increase in the Real Estate Segment was primarily due to the sale of the Barlaco land that was sold to the Town of Barnstable in February 2006.
     The $64,000 increase in the Services and Rentals segment’s net income was primarily due to higher revenues from the Company’s Linebacker® Service Line Maintenance program.
Commitments and Contingencies
     There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2005 and as updated in the Company’s March 31, 2006 Form 10-Q, other that the items mentioned below.
     On July 18, 2006, Connecticut Water Company filed a rate application with the DPUC, requesting an increase in rates of $14.6 million or approximately 30%. The need for the rate increase is, in part, based upon an investment of approximately $130 million in Utility Plant since 1991, the time of the Company’s last rate increase. In addition, increased operating costs for power, labor and general operating needs is being requested. No assurance can be given that the DPUC will approve all of the rate relief requested by the Company. The Company expects a decision in this rate case by January 2007.
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
     Our water companies are subject to various federal and state regulatory agencies concerning water quality and environmental standards. Generally, the water industry is materially dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant. The ability to maintain our operating costs at the lowest possible level, while providing good quality water service, is beneficial to customers and stockholders. Profitability is also dependent on the timeliness and amount of rate relief, including the rate relief sought in the Company’s rate case application to the DPUC filed on July 18, 2006, and numerous factors over which we have little or no control, such as the quantity of rainfall and temperature, industrial demand, financing costs, energy rates, tax rates, stock market trends which may affect the return earned on pension assets, and compliance with environmental and water quality regulations. The profitability of our other revenue sources is subject to the amount of land we have available for sale and/or donation, the demand for the land, the continuation of the current state tax benefits relating to the donation of land for open space purposes, regulatory approval of land dispositions, the demand for telecommunications antenna site leases and the successful extensions and expansion of our service contract work. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.
Part I, Item 3: Quantitative and Qualitative Disclosure About Market Risk
     The primary market risk faced by the Company is interest rate risk. The Company has exposure to derivative financial instruments through an interest

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
rate swap agreement. The Company has no other financial instruments with significant credit risk or off-balance sheet risks and is not subject in any material respect to any currency or other commodity risk.
     The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries and its use of the interest rate swap agreement discussed below. The Company has $15,000,000 of variable rate lines of credit with three banks, under which interim bank loans payable at June 30, 2006 were $4,750,000.
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
Part I, Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2006, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 13a-15(e)). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure to be made within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
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
Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     No stock repurchases were made during the quarter ended June 30, 2006.
Part II, Item 5: Other Information
     On August 4, 2006, the Company announced that New England Water Utility Services, a wholly owned subsidiary, would provide the total operation, management and maintenance of the University of Connecticut’s (the University) water systems at two campuses. The Company and the University have signed an operating agreement for a two-year term with an option to extend the agreement for two additional one-year terms. If extended for both additional terms, the total agreement’s value will exceed $1.75 million. The Company has been providing operating services to the University’s water systems on an interim basis since November 2005. This new agreement is an extension of the interim agreement. The Company anticipates that it will be able to assist the University in providing needed capital improvements to the water systems over the length of the agreement.
     In May 2006, the Company filed with the DPUC a supply contract application to purchase water from the Regional Water Authority and to treat this purchased water as a regulatory asset on which the Company may earn a return. The purpose of the supply contract is to allow the Company to meet future supply needs in a cost-effective manner. The DPUC is currently reviewing this application and a hearing was held on August 7, 2006. The Company expects a decision on this application by early October 2006.
     In November 2005, the Company announced its plans to acquire South Coventry Water Supply Company, a water company with 131 customers. On June 30, 2006, the Company filed an application with the DPUC for approval of the acquisition. A decision is expected in October 2006.
     On August 8, 2006, to gain operating efficiencies, the following wholly owned subsidiary companies were merged: Connecticut Water Emergency Services, Inc. into New England Water Utility Services, Inc. and Crystal Water Utilities Corporation into Chester Realty.

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

Connecticut Water Service, Inc.
(Registrant)

Date: August 9, 2006	By:	/s/ David C. Benoit David C. Benoit
Vice President – Finance, and Chief Financial Officer

Date: August 9, 2006	By:	/s/ Trudie M. Edwards

Trudie M. Edwards
Controller