Form 10-Q
period 2006-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 2006-11-08
CIK 276209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006 or

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
8,254,816
Number of shares of common stock outstanding, September 30, 2006 (Includes 57,070 common stock equivalent shares awarded under the Performance Stock Programs)

Financial Report
September 30, 2006 and 2005
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
At September 30, 2006 and December 31, 2005
(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
ASSETS
Utility Plant	$355,664	$340,755
Construction Work in Progress	1,727	5,505
Utility Plant Acquisition Adjustments	(1,273)	(1,273)

	356,118	344,987
Accumulated Provision for Depreciation	(101,327)	(97,284)

Net Utility Plant	254,791	247,703

Other Property and Investments	4,374	4,542

Cash and Cash Equivalents	3,257	4,439
Restricted Cash	311	2,628
Accounts Receivable (Less Allowance, 2006 - $257; 2005 - $256)	6,261	5,888
Accrued Unbilled Revenues	4,145	3,918
Materials and Supplies, at Average Cost	978	860
Prepayments and Other Current Assets	2,768	1,274
Short-Term Investments	—	6,815
Barlaco Assets Held for Sale	—	324

Total Current Assets	17,720	26,146

Unamortized Debt Issuance Expense	7,437	7,823
Unrecovered Income Taxes	17,323	12,986
Post-retirement Benefits Other Than Pension	2,569	1,595
Goodwill	3,608	3,608
Deferred Charges and Other Costs	2,010	1,632

Total Regulatory and Other Long-Term Assets	32,947	27,644

Total Assets	$309,832	$306,035

CAPITALIZATION AND LIABILITIES

Common Stockholders’ Equity	$96,791	$94,076
Preferred Stock	847	847
Long-Term Debt	77,349	77,404

Total Capitalization	174,987	172,327

Current Portion of Long Term Debt	7	2,331
Interim Bank Loans Payable	6,250	4,750
Accounts Payable and Accrued Taxes, Interest and Other Expenses	2,711	5,629
Other Current Liabilities	542	519

Total Current Liabilities	9,510	13,229

Advances for Construction	31,298	29,355
Contributions in Aid of Construction	45,795	45,709
Deferred Federal and State Income Taxes	25,651	24,915
Unfunded Future Income Taxes	13,948	11,273
Long-term Compensation Arrangements	7,004	7,541
Unamortized Investment Tax Credits	1,639	1,686
Commitments and Contingencies

Total Long-Term Liabilities	125,335	120,479

Total Capitalization and Liabilities	$309,832	$306,035

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CAPITALIZATION
At September 30, 2006 and December 31, 2005
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Common Stockholders’ Equity
Common Stock Without Par Value Authorized - 15,000,000 Shares;	$61,182	$59,604
Shares Issued and Outstanding: 2006 - 8,254,816; 2005 - 8,169,627
Stock Issuance Expense	(1,600)	(1,599)
Retained Earnings	36,946	35,777
Accumulated Other Comprehensive Income	263	294

Total Common Stockholders’ Equity	96,791	94,076

Preferrred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472

Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Cumulative Preferred Stock of Barnstable Water Company Voting, $100 Par Value; Authorized, Issued and Outstanding 750 shares. Redeemable at $105 per share	75	75

Total Preferred Stock	847	847

Long-Term Debt
Regulated Water Companies
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,640	9,640
5.125% 1998 Series B, due 2028	7,635	7,685
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,930	14,930
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550
5.00% 2005 A Series, due 2040	15,000	15,000
Secured Bonds
8.125% Farmington Savings Bank, Due 2011	—	842
3.56% State of Connecticut, Due 2023	—	1,471

Total Regulated Water Companies	77,255	79,618

Unregulated Secured
8.0% New London Trust, Due 2017	101	105

Unregulated Note Payable
6% Note Payable, Due 2006	—	12

Total Connecticut Water Service, Inc.	77,356	79,735
Less Current Portion	(7)	(2,331)

Total Long-Term Debt	77,349	77,404

Total Capitalization	$174,987	$172,327

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2006 and 2005
(In thousands, except per share amounts)

	2006	2005
	(Unaudited)	(Unaudited)
Operating Revenues	$13,346	$14,088

Operating Expenses
Operation and Maintenance	6,759	6,506
Depreciation	1,464	1,434
Income Taxes	509	1,029
Taxes Other Than Income Taxes	1,396	1,325

Total Operating Expenses	10,128	10,294

Utility Operating Income	3,218	3,794

Other Income, Net of Taxes
Gain (Loss) on Property Transactions	976	45
Non-Water Sales Earnings	223	186
Allowance for Funds Used During Construction	104	179
Other	84	103

Total Other Income, Net of Taxes	1,387	513

Interest and Debt Expense
Interest on Long-Term Debt	841	767
Other Interest Charges	168	171
Amortization of Debt Expense	93	87

Total Interest and Debt Expense	1,102	1,025

Income from Continuing Operations	3,503	3,282

Income from Discontinued Operations, Net of Tax (Benefit) Expense of $(253) and $57 in 2006 and 2005 respectively	215	46

Net Income	3,718	3,328

Preferred Stock Dividend Requirement	10	10

Net Income Applicable to Common Stock	$3,708	$3,318

Weighted Average Common Shares Outstanding:
Basic	8,243	8,108
Diluted	8,250	8,141

Earnings Per Common Share:
Basic-Continuing Operations	$0.42	$0.40
Basic-Discontinued Operations	0.03	0.01

Basic-Total	$0.45	$0.41

Diluted-Continuing Operations	$0.42	$0.40
Diluted-Discontinued Operations	0.03	0.01

Diluted-Total	$0.45	$0.41

Dividends Per Common Share	$0.2150	$0.2125
The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2006 and 2005
(In thousands, except per share amounts)

	2006	2005
	(Unaudited)	(Unaudited)
Operating Revenues	$35,232	$35,999

Operating Expenses
Operation and Maintenance	19,685	17,890
Depreciation	4,393	4,304
Income Taxes	732	2,099
Taxes Other Than Income Taxes	4,053	3,969

Total Operating Expenses	28,863	28,262

Utility Operating Income	6,369	7,737

Other Income, Net of Taxes
Gain on Property Transactions	1,880	306
Non-Water Sales Earnings	747	644
Allowance for Funds Used During Construction	355	450
Other	430	177

Total Other Income, Net of Taxes	3,412	1,577

Interest and Debt Expense
Interest on Long-Term Debt	2,747	2,166
Other Interest Charges	529	426
Amortization of Debt Expense	328	260

Total Interest and Debt Expense	3,604	2,852

Income from Continuing Operations	6,177	6,462
Income from Discontinued Operations, Net of Tax (Benefit)
Expense of $(236), and $1,847 in 2006 and 2005 respectively	240	2,939

Net Income	6,417	9,401

Preferred Stock Dividend Requirement	29	29

Net Income Applicable to Common Stock	$6,388	$9,372

Weighted Average Common Shares Outstanding:
Basic	8,217	8,078
Diluted	8,227	8,123

Earnings Per Common Share:
Basic-Continuing Operations	$0.75	$0.80
Basic-Discontinued Operations	0.03	0.36

Basic-Total	$0.78	$1.16

Diluted-Continuing Operations	$0.75	$0.79
Diluted-Discontinued Operations	0.03	0.36

Diluted-Total	$0.78	$1.15

Dividends Per Common Share	$0.6400	$0.6325
The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2006 and 2005
(In thousands)

	2006	2005
	(Unaudited)	(Unaudited)
Net Income Applicable to Common Stock	$3,708	$3,318

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument (Expense) Benefit, net of tax expense (benefit) of $(85) in 2006; $78 in 2005	(127)	122

Comprehensive Income	$3,581	$3,440

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2006 and 2005
(In thousands)

	2006	2005
	(Unaudited)	(Unaudited)
Net Income Applicable to Common Stock	$6,388	$9,372

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument (Expense) Benefit, net of tax expense (benefit) of $(13) in 2006; $105 in 2005	(31)	170

Comprehensive Income	$6,357	$9,542

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended September 30, 2006 and 2005
(In thousands, except per share amounts)

	2006	2005
	(Unaudited)	(Unaudited)
Balance at Beginning of Period	$35,001	$34,955
Net Income Before Preferred Dividends of Parent	3,718	3,328

	38,719	38,283

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	3	3
Cumulative Preferred, Series $.90, $.225 per share	7	7
Common Stock - 2006 $.215 per share; 2005 $.2125 per share	1,763	1,713

	1,773	1,723

Balance at End of Period	$36,946	$36,560

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Nine Months Ended September 30, 2006 and 2005
(In thousands, except per share amounts)

	2006	2005
	(Unaudited)	(Unaudited)
Balance at Beginning of Period	$35,777	$32,264
Net Income Before Preferred Dividends of Parent	6,417	9,401

	42,194	41,665

Dividends Declared:
Cumulative Preferred, Class A, $.60 per share	9	9
Cumulative Preferred, Series $.90, $.675 per share	20	20
Common Stock - 2006 $.64 per share; 2005 $.6325 per share	5,219	5,076

	5,248	5,105

Balance at End of Period	$36,946	$36,560

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(In thousands)

	2006	2005
	(Unaudited)	(Unaudited)
Operating Activities:
Net Income	$6,417	$9,401
Discontinued Operations	240	2,939

Income from Continuing Operations	6,177	6,462

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Gain on Sale of Barlaco Assets Held for Sale	(921)	—
Allowance for Funds Used During Construction	(418)	(547)
Depreciation (including $203 in 2006, $140 in 2005 charged to other accounts)	4,596	4,444
Change in Assets and Liabilities:
Decrease in Accounts Receivable and Accrued Unbilled Revenues	(600)	(1,321)
(Increase) Decrease in Other Current Assets	(1,329)	1,714
Decrease in Other Non-Current Items	(1,502)	(1,186)
Decrease in Accounts Payable, Accrued Expenses and Other Current Liabilities	(1,732)	(4,811)
Increase (Decrease) in Deferred Income Taxes and Investment Tax Credits, Net	(973)	559

Total Adjustments	(2,879)	(1,148)

Net Cash and Cash Equivalents Provided by Continuing Operations	3,298	5,314
Net Cash and Cash Equivalents Provided by Discontinued Operations	240	1,399

Net Cash and Cash Equivalents Provided by Operating Activities	3,538	6,713

Investing Activities:
Net Additions to Utility Plant Used in Continuing Operations	(10,782)	(11,215)
Proceeds from Sale of Barnstable Water Company Assets (Net of $78 in Transaction Costs)	—	9,922
Sale (Purchase) of Short-term Investments	6,815	(6,724)
Release of Restricted Cash	2,373	—
Proceeds from Sale of Barlaco Assets Held for Sale (Net of $3 in Transaction Costs)	998	—

Net Cash and Cash Equivalents Used in Investing Activities in Continuing Operations	(596)	(8,017)
Net Cash and Cash Equivalents Provided by Investing Activities in Discontinued Operations	—	(62)

Net Cash Used in Investing Activities	(596)	(8,079)

Financing Activities:
Net Proceeds from Interim Bank Loans	6,250	12,500
Net Repayment of Interim Bank Loans	(4,750)	(5,650)
Proceeds from Issuance of Common Stock	1,430	1,654
Proceeds from Exercise of Stock Options	148	—
Repayment of Long-Term Debt Including Current Portion	(2,380)	(606)
Costs Incurred to Issue Long-Term Debt and Common Stock	(1)	394
Advances from (Refunds to) Others for Construction	432	1,488
Cash Dividends Paid	(5,253)	(5,105)

Net Cash and Cash Equivalents (Used in) Provided by Financing Activities in Continuing Operations	(4,124)	4,675
Net Cash and Cash Equivalents Used in Financing Activities in Discontinued Operations	—	(3,181)

Net Cash and Cash Equivalents Used in Financing Activities	(4,124)	1,494

Net Increase (Decrease) in Cash and Cash Equivalents	(1,182)	128
Cash and Cash Equivalents at Beginning of Year	4,439	707

Cash and Cash Equivalents at End of Period	$3,257	$835

Non-Cash Investing and Financing Activities Non-Cash Contributed Utility Plant	$1,658	$2,236

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Continuing Operations During the Year for:
Interest	$3,663	$3,035
State and Federal Income Taxes	$876	$3,922
Cash Paid for Discontinued Operations During the Year for:
Interest	$—	$106
State and Federal Income Taxes	$73	$410
The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the period ended December 31, 2005 and as updated in the Company’s March 31, 2006 and June 30, 2006 Form 10-Qs.
     The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.
     Certain reclassifications have been made to conform previously reported data to the current presentation.
     Within the Statements of Cash Flows we have revised the classification of certain items to more clearly reflect the Developer Advances and Contributions that regularly occurred within the regulated water subsidiaries for 2005. The non-cash contribution of completed utility plant by developers to the Company has been eliminated from both Investing Activities and Financing Activities. In addition, we have eliminated AFUDC and any accrual of construction costs that had been included in the Operating Activities and Investing Activities sections of the Statements of Cash Flows. The resulting revised classifications have no effect on Net Increase (Decrease) in Cash and Cash Equivalents during the three and nine months ended September 30, 2005.
2. Stock-Based Compensation
     The Company’s 2004 Performance Stock Program (2004 PSP), approved by shareholders in 2004, authorizes the issuance of up to 700,000 shares of Company Common Stock. As of September 30, 2006, there were 644,270 shares available for grant. There are four forms of awards under the 2004 PSP. Stock Options are one form of award. The Company has not issued any stock options since 2003, and does not anticipate issuing any more for the foreseeable future. The other three forms of award which the Company has continued to issue are: Restricted Stock, Performance Shares and Cash Units.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) replaces SFAS No. 123, ‘Accounting for Stock-Based Compensation” and supersedes Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”
     STOCK OPTIONS — The Company adopted the provisions of SFAS 123(R) as of January 1, 2006 using the modified prospective transition method, which does not require restatement of prior year results. The resulting impact on the income statement for the three month period ended September 30, 2006 was an expense of approximately $14,500, net of taxes of $12,000. The resulting impact on the income statement for the nine month period ended September 30, 2006 was an expense of approximately $43,500, net of taxes of $36,000. SFAS 123(R) requires that all share-based payments to employees, including grants of stock options, be recognized as compensation expense in the financial statements based on their fair value.
     Prior to January 1, 2006, the Company followed APB 25 and the disclosure requirements for SFAS 123 with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting as defined in SFAS 123 has been applied. The Company’s consolidated financial statements as of and for the first, second and third quarters of 2006 reflect the impact of adopting SFAS 123(R). The total compensation cost related to non-vested stock option awards not yet recognized is approximately $25,500, net of tax. These costs are expected to be recognized over the next two years.
     For purposes of calculating the fair value of each stock grant at the date of grant, the Company used the Black Scholes Option

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Pricing model. Under the Plans, options begin to become exercisable one year from the date of grant. Vesting periods range from one to five years. The maximum term ranges from five to ten years.
     The following table illustrates the effect on Net Income and Earnings Per Share if the Company had applied the fair value recognition provisions of SFAS 123(R) to the stock-based employee compensation for the three and nine months ended September 30, 2005.

Three Months Ended
September 30,
(in thousands, except for per share data)	2005
Net income available to common shareholders	$3,318
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of $18 in related tax effects	26
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $22 in related tax effects	(32)

Pro forma net income	$3,312

Earnings per share:
Basic – Total, as reported	$0.41
Basic – Total, pro forma	$0.41

Diluted – Total, as reported	$0.41
Diluted – Total, pro forma	$0.41

Nine Months Ended
September 30,
(in thousands, except for per share data)	2005
Net income available to common shareholders	$9,372
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of $117 in related tax effects	175
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $145 in related tax effects	(217)

Pro forma net income	$9,330

Earnings per share:
Basic – Total, as reported	$1.16
Basic – Total, pro forma	$1.15

Diluted – Total, as reported	$1.15
Diluted – Total, pro forma	$1.15
     A summary of option activity under the Company’s Stock Option Program as of September 30, 2006, and changes during the nine month period ended September 30, 2006 were as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at January 1, 2006	202,271	$24.04
Granted	—	—
Forfeited	—	—
Exercised	(16,962)	16.76

Outstanding at September 30, 2006	185,309	$24.70	4.9 years	$100,991

Exercisable at September 30, 2006	158,723	$24.15	4.7 years	$100,991

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
     A summary of the status of the Company’s non-vested option shares as of September 30, 2006 is presented below:

Weighted
Average
	Number of	Grant-Date
Non-vested Shares	Shares	Price
Non-vested at January 1, 2006	26,586	$28.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2006	26,586	$28.00

     RESTRICTED STOCK – The Company has granted restricted shares of Common Stock and Performance Shares to key members of management under the 2004 PSP. These Common Stock share awards provide the grantee with the rights of a shareholder, including the right to receive dividends and to vote such shares, but not the right to sell or otherwise transfer the shares during the restriction period. The value of these restricted shares is based on the market price of the Company’s Common Stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods. The adoption of SFAS No. 123(R) had no impact on the Company’s recognition of stock-based compensation expense associated with the restricted stock awards. The Company expects future forfeitures of restricted stock to be de minimus. There were no forfeitures during the nine months ended September 30, 2006 nor have there been forfeitures prior to the adoption of SFAS No. 123(R) for the grants that were under restriction as of January 1, 2006.
     RESTRICTED STOCK (non-performance-based awards) – The following tables summarize the non-performance-based restricted stock amounts and activity (in thousands, except for per share data):

		Weighted
	Number of	Average Fair
Non-vested Shares	Shares	Value
Non-vested at January 1, 2006	21,988	$25.24
Granted	4,507	$25.00
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2006	26,495	$25.20

     There were no vested restricted stock shares as of September 30, 2006. The shares start vesting in 2007.
     Total stock-based compensation recorded in the statement of income related to the non-performance-based restricted stock awards was $16,974 and $49,794 during the three and nine months ended September 30, 2006, respectively. There was no expense recognized in the first nine months of 2005 because the program was initiated in the fourth quarter of 2005.
     As of September 30, 2006, $613,255 of unrecognized compensation costs related to restricted stock is expected to be recognized over a straight-line basis for a period of 6 years. The aggregate intrinsic value of restricted stock as of September 30, 2006 was $585,000. The aggregate intrinsic value of restricted stock is based on the number of shares of restricted stock and the market value of the Company’s common stock as of the period end date.
     RESTRICTED STOCK (performance-based) – In 2006, 10,875 shares of restricted stock were issued to certain key members of management. The Company is estimating a forfeiture rate of 30%. Upon meeting specific performance targets, 5,510 shares, reduced for actual performance targets achieved in 2006, will begin vesting in the first quarter of 2007 and the remaining earned shares will vest over four years. The cost is being recognized ratably over the vesting period. Total stock-based compensation recorded in the Statements of Income related to the performance-based restricted stock awards was $29,589 and $88,751 during the three and nine months ended September 30, 2006, respectively.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
3. Pension and Other Postretirement Benefits
Pension Benefits
Components of Net Periodic Cost
Three months ended September 30

	2006	2005
Service Cost	$307	$262
Interest Cost	420	388
Expected Return on Plan Assets	(386)	(411)
Amortization of Transition Obligation	1	3
Amortization of Prior Service Cost	18	24
Amortization of Net (Gain) Loss	123	81

Net Periodic Benefit Cost	$483	$347

Pension Benefits
Components of Net Periodic Cost
Nine months ended September 30

	2006	2005
Service Cost	$921	$787
Interest Cost	1,261	1,164
Expected Return on Plan Assets	(1,377)	(1,234)
Amortization of Transition Obligation	2	8
Amortization of Prior Service Cost	56	73
Amortization of Net (Gain) Loss	368	242

Net Periodic Benefit Cost	$1,231	$1,040

     The Company made a contribution of $2,450,000 in September 2006 for plan year 2005. In 2007, the Company also anticipates it will make a contribution of approximately $3,600,000 for plan year 2006.
Other Postretirement Benefits
Components of Net Periodic Cost
Three months ended September 30

	Connecticut Water		Barnstable Water
	2006	2005	2006	2005
Service Cost	$179	$145	$—	$1
Interest Cost	141	118	1	1
Expected Return on Plan Assets	(44)	(40)	—	—
Amortization of Transition Obligation	30	30	1	1
Recognized Net (Gain) Loss	104	68	(1)	(1)

Net Periodic Benefit Cost, Prior to FAS 88 Event	410	321	1	2
Additional Amount Recognized Due to Settlement or Curtailment	—	—	—	—

Net Periodic Benefit Cost	$410	$321	$1	$2

Other Postretirement Benefits
Components of Net Periodic Cost
Nine months ended September 30

	Connecticut Water		Barnstable Water
	2006	2005	2006	2005
Service Cost	$449	$345	$—	$2
Interest Cost	364	304	3	4
Expected Return on Plan Assets	(134)	(126)	—	—
Amortization of Transition Obligation	90	90	1	4
Recognized Net (Gain) Loss	205	123	(2)	(2)

Net Periodic Benefit Cost, Prior to FAS 88 Event	974	736	2	8
Additional Amount Recognized Due to Settlement or Curtailment	—	—	30	—

Net Periodic Benefit Cost	$974	$736	$32	$8

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
4. Earnings per Share
     Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

	3 Months Ended		9 Months Ended
	09/30/06	09/30/05	09/30/06	09/30/05
Common Shares Outstanding:

End of period:	8,254,816	8,124,886	8,254,816	8,124,886

Weighted Average Shares Outstanding:

Days outstanding basis
Basic	8,243,136	8,107,567	8,217,255	8,077,786

Fully Diluted	8,249,745	8,140,603	8,227,465	8,122,544

Basic Earnings Per Share from Continuing Operations	$0.42	$0.40	$0.75	$0.80

Dilutive Effect of Unexercised Stock Options	$0.00	$0.00	$0.00	$0.01

Diluted Earnings Per Share From Continuing Operations	$0.42	$0.40	$0.75	$0.79
5. Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes which prescribes a recognition and measurement threshold process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, as such we will be required to adopt this interpretation in the first quarter of 2007. We are in the process of determining the impact, if any, the adoption of FIN 48 will have on our consolidated financial statements and related disclosures.
     In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions for SAB 108 in connection with the preparation of our audited financial statements for the fiscal year ending December 31, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe that there will be any impact.
     In September 2006, The FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and as such will be adopted by the Company in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.
     In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements Nos. 87, 88, 106, and 132(R)” (SFAS 158). A portion of SFAS 158 will be effective as of December 31, 2006, and requires companies that have defined benefit pension plans and other postretirement benefit plans to recognize the funded status of those plans on the balance sheet on a prospective basis from the effective date. The funded status of these plans is determined as of the plans’ measurement dates and represents the difference between the amount of the obligations owed to participants under each plan (including the effects of future salary increases for defined benefit plans) and the fair value of each plans’ assets dedicated to paying those obligations. To record the funded status of those plans, unrecognized prior service costs, the unrecognized transition obligation and net actuarial gains or losses experienced by the plans will likely be recorded as a regulatory asset, reflecting the appropriate accounting under SFAS 71. We are currently consulting with our actuaries to determine the impact SFAS 158 will have on our December 31, 2006 Balance Sheets.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
6. Segment Reporting
     The Company operates principally in three business segments: water activities, real estate transactions, and services and rentals. Financial data for the segments was as follows in thousands of dollars:
Three Months Ended September 30, 2006

		Pre-tax		Income from
		Income		Continuing
Segment	Revenues	(Loss)	Income Tax	Operations
Water Activities	$13,346	$2,803	$499	$2,304
Real Estate Transactions	—	(1)	(977)	976
Services & Rentals	1,043	370	147	223

Total	$14,389	$3,172	$(331)	$3,503

Three Months Ended September 30, 2005

				Income from
		Pre-tax		Continuing
Segment	Revenues	Income	Income Tax	Operations
Water Activities	$14,088	$4,150	$1,099	$3,051
Real Estate Transactions	—	—	(45)	45
Services & Rentals	1,000	322	136	186

Total	$15,088	$4,472	$1,190	$3,282

Nine Months Ended September 30, 2006

				Income from
		Pre-tax		Continuing
Segment	Revenues	Income	Income Tax	Operations
Water Activities	$35,232	$4,240	$690	$3,550
Real Estate Transactions	1,005	573	(1,307)	1,880
Services & Rentals	3,741	1,247	500	747

Total	$39,978	$6,060	$(117)	$6,177

Nine Months Ended September 30, 2005

				Income from
		Pre-tax		Continuing
Segment	Revenues	Income	Income Tax	Operations
Water Activities	$35,999	$7,734	$2,222	$5,512
Real Estate Transactions	475	427	121	306
Services & Rentals	2,945	1,076	432	644

Total	$39,419	$9,237	$2,775	$6,462

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
     Assets (by segment) at:

	September 30,	December 31,
	2006	2005

Total Plant and Other Investments:
Water	$258,548	$251,511
Non-Water	617	733

	259,165	252,244

Other Assets:
Water	37,389	46,746
Non-Water	13,278	7,045

	50,667	53,791

Total Assets	$309,832	$306,035

7. Income Tax
     In the third quarter of 2006, the Company reversed $976,335 of reserves related to its Real Estate Segment. The reserves were initially recorded in relation to an examination by the Internal Revenue Service (IRS) of the Company’s Federal Income Tax Returns for the years 2002 – 2004, which focused primarily on the value of land donated by the Company. The Company does not expect to make similar reversals related to tax reserves in future years.
8. Sale of Barnstable Water Company Assets – Discontinued Operations
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
9. Sale of Barlaco Assets
     The agreement the Town of Barnstable entered into with the Company to purchase the BWC assets also included a provision whereby the Town of Barnstable would acquire, through a bargain purchase, all the land owned by BARLACO, another of our Massachusetts subsidiaries, for an additional $1,000,000. The BARLACO land was sold in February 2006. The Company has recorded a gain on the bargain land sale for 2006 of $921,000.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Regulatory Matters and Inflation
     In February 2006, the Company filed an application with the DPUC to merge all of its Connecticut subsidiaries into Connecticut Water. On April 20, 2006, the DPUC approved these mergers. The Company completed these mergers on May 31, 2006. On July 18, 2006, the Company filed a rate application with the Connecticut Department of Utility Control (DPUC) for the newly merged Connecticut Water requesting an increase in rates of approximately $14.6 million or 30%. No assurance can be given that the DPUC will approve all of the rate relief requested by the Company. The Company expects a decision in this rate case in mid-January 2007.
     In November 2005, the Company announced its plans to acquire South Coventry Water Supply Company, a water company with 131 customers. On June 30, 2006 the Company filed an application with the DPUC for approval of the acquisition. The DPUC approved the merger in September 2006. The acquisition was completed on October 6, 2006.
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
     Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations. The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions. The Company’s most critical accounting policies pertain to public utility regulation related to Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (FAS 71), revenue recognition, and pension plan accounting. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and first and second quarter Forms 10-Q. There were no significant changes in the application of critical accounting policies or estimates during the third quarter of 2006.
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
Outlook
     The following modifies and updates the “Outlook” sections of the Company’s 2005 Form 10-K filed on March 31, 2006, the first quarter Form 10-Q filed on May 10, 2006 and the second quarter Form 10-Q filed on August 9, 2006.
     The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels. The Company’s earnings and profitability in current and future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at lower levels, customer growth in the Company’s core regulated water utility business, growth in revenues attributable to non-water sales operations, and the timing and adequacy of rate relief when requested, from time to time by our regulated water companies, including the outcome of our rate application to the DPUC which was filed on July 18, 2006. The Company expects a decision in this rate case in mid-January 2007.
     The Company believes that the factors described above, as well as those described in “Commitments and Contingencies” in Item 7 of its Annual Report on Form 10-K may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
in fiscal years 2006 and beyond. Please also review carefully the risks and uncertainties described below under the heading “Forward Looking Information”.
     The projected decline in the Company’s 2006 Net Income for Continuing Operations, excluding the gain from the sale of BARLACO assets in February 2006, is primarily attributable to lower net income from the Company’s Water Activities segment. The decline in the Water Activities segment is due primarily to increased operating costs, including depreciation on its investment in utility plant, and has required the Company’s primary subsidiary, The Connecticut Water Company, to seek rate relief. Based upon appropriate recovery of these costs in a timely manner through DPUC approval of the recent rate increase application, and taking into account the other factors discussed impacting the profitability and earnings, the Company believes that its net income should return to levels achieved in recent years. However, there can be no assurance that the Company will be able to recover costs in an appropriate and timely manner in the DPUC rate proceeding.
Liquidity and Capital Resources
     The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of capital resources.
     Interim Bank Loans Payable at September 30, 2006 was $6.25 million.
     We consider the current $15 million lines of credit with three banks adequate to finance any expected short-term borrowing requirements that may arise during the next twelve months. We expect to renew the lines in 2007 and 2008, as appropriate. Interest expense charged on interim bank loans will fluctuate based on market interest rates.
     The Company’s 2005 year end balances that were in Short-Term Investments of approximately $6.8 million, and Restricted Cash of approximately $2.6 million, have been liquidated with the exception of $311,000 remaining in Restricted Cash. The funds were used to decrease the amount of Interim Bank Loans Payable which otherwise would have increased due to the Company’s investment in new Utility Plant.
Results of Operations
     The following factors had a significant effect upon the Company’s net income for the three months ended September 30, 2006 as compared with the net income for the same period last year.
     Income from continuing operations for the three months ended September 30, 2006 increased from that of the prior year by $221,000, which led to an increase in earnings from continuing operations per basic average common share of $0.02 to $0.42. This increase in income is broken down by business segment as follows:

Increase
(Decrease)
Business Segment	Income
Water Activities	$(747,000)
Real Estate	931,000
Services and Rentals	37,000

Total	$221,000

     Water Activities
     - a $742,000 decrease in Operating Revenue primarily due to a large decrease in residential revenue due to a decline in consumption directly associated with an unusually hot and dry summer in 2005. Partially off-setting the decrease in residential revenue was an increase in commercial and fire protection revenues.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
     - a $253,000 increase in Operation and Maintenance expense due primarily to the following expense increases (decreases) (in thousands):

Employee Benefit Costs	$342
Labor	286
Utility Costs	51
Outside Services	(356)
Other	(70)

Total	$253

     - a $77,000 increase in Interest and Debt Expense due primarily to two new long-term debt issuances in the fourth quarter of 2005 and higher interest rates on the variable rate debt.
Partially offset by the following:
     - a $600,000 decrease in Operating Income Tax Expense primarily due to lower pretax net income and a lower effective tax rate due to flow through accounting related to book/tax timing differences.
     Real Estate
     The $931,000 increase in the Real Estate Segment’s Net Income was due to the completion of the Internal Revenue Service (IRS) examination of the Company’s 2002 – 2004 Federal Income Tax Returns. The Company had recorded reserves for items relating to its Real Estate Segment. The completion of the IRS examination required no adjustment to the Company’s 2002 – 2004 tax liability, as a result, those reserves were eliminated. The impact of this tax benefit has been reported in this quarter’s financial results and will not impact future years.
     The following factors had a significant effect upon the Company’s net income for the nine months ended September 30, 2006 as compared with the net income for the same period last year.
     Income from continuing operations for the nine months ended September 30, 2006 decreased from that of the prior year by $285,000, or $0.05 per basic average common share. This decrease in income is broken down by business segment as follows:

Increase
(Decrease)
Business Segment	Income
Water Activities	$(1,962,000)
Real Estate	1,574,000
Services and Rentals	103,000

Total	$(285,000)

     Water Activities
     - a $1,795,000 increase in Operation and Maintenance expense due primarily to the following expense increases (decreases) (in thousands):

Employee Benefit Costs	$1,130
Labor	891
Utility Costs	247
Outside Services	(681)
Other	208

Total	$1,795

     - a $752,000 increase in Interest and Debt Expense due primarily to two new long-term debt issuances in the fourth quarter of 2005 and higher interest rates on the variable rate debt.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
     - a $767,000 decrease in Operating Revenue primarily due to an unusually hot and dry summer in 2005 which led to lower residential consumption in the first nine months of 2006 as compared to the same period last year. Partially off-setting the decrease in residential revenue was an increase in commercial and fire protection revenues.
     - partially offset by a $1,532,000 decrease in Operating Income Tax Expense primarily due to lower pretax net income and a lower effective tax rate due to flow though accounting related to book/tax timing differences.
     Real Estate
     The $1,574,000 increase in the Real Estate Segment was primarily due to the sale of the Barlaco land that was sold to the Town of Barnstable in February 2006 and the completion of the IRS examination of the 2002 – 2004 tax years resulting in the elimination of tax reserves associated with the Real Estate Segment. The impact of this tax benefit has been reported in this period’s financial results and will not impact future years.
     Services and Rentals
     The $103,000 increase in the Services and Rentals segment’s net income was primarily due to higher revenues from the Company’s Linebacker® Service Line Maintenance program and revenues received through the partnership with the University of Connecticut.
Commitments and Contingencies
     There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2005 and as updated in the Company’s March 31, 2006 and June 30, 2006 Form 10-Qs, other that the item mentioned below.
     On July 18, 2006, Connecticut Water Company filed a rate application with the DPUC, requesting an increase in rates of $14.6 million or approximately 30%. The need for the rate increase is, in part, based upon an investment of approximately $130 million in Utility Plant since 1991, the time of the Company’s last rate increase. In addition, increased operating costs for power, labor and general operating needs are being requested. No assurance can be given that the DPUC will approve all of the rate relief requested by the Company. The Company expects a decision on this rate case in mid-January 2007.
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
     The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries and its use of the interest rate swap agreement discussed below. The Company has $15,000,000 of variable rate lines of credit with three banks, under which interim bank loans payable at September 30, 2006 were $6,250,000.
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
Part I, Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2006, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure to be made within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     No stock repurchases were made during the quarter ended September 30, 2006.
Part II, Item 5: Other Information
     In May 2006, the Company filed with the DPUC a supply contract application to purchase water from the Regional Water Authority and to treat this purchased water as a receivable from customers, a regulatory asset on which the Company may earn a return. The purpose of the supply contract is to allow the Company to meet future supply needs in a cost-effective manner. On October 25, 2006, the DPUC approved the supply contract, including the treatment of the purchased water as a regulatory asset. It is expected that the contract will become effective in 2008 after securing necessary permits from other state agencies.
     In October 2006, the Company announced an agreement with the Avery Heights Water Association (AHWA) to transfer ownership of AHWA’s assets and customers to The Connecticut Water Company. The Company intends to interconnect AHWA with the Northern Region. The Company is required to submit a letter of intent with the DPUC outlining the details of the transfer. It will likely take several months before final approval of the transfer is given.
     In November 2005, the Company announced its plans to acquire South Coventry Water Supply Company, a water company with 131 customers. On June 30, 2006, the Company filed an application with the DPUC for approval of the acquisition. The DPUC approved the merger in September 2006. The acquisition was completed on October 6, 2006.

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

Connecticut Water Service, Inc.
(Registrant)

Date: November 8, 2006	By:	/s/ David C. Benoit
David C. Benoit
Vice President – Finance, and
Chief Financial Officer

Date: November 8, 2006	By:	/s/ Trudie M. Edwards
Trudie M. Edwards
Controller