Form 10-K
period 2006-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2007-03-16
CIK 276209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☑	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006
or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 0-8084
Connecticut Water Service, Inc.
(Exact name of registrant as specified in its charter)

Connecticut	06-0739839
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

93 West Main Street, Clinton, CT	06413
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code (860) 669-8636
Registrant’s website: www.ctwater.com
Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, without par value	The Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12 (g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2006, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was $190,026,920 based on the closing sale price as reported on the NASDAQ.
Number of shares of Common Stock, no par value, outstanding as of March 1, 2007 was 8,222,706, excluding 70,793 common stock equivalent shares.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Document is Incorporated
Definitive Proxy Statement, dated March 26, 2007, for Annual Meeting of Shareholders to be held on May 8, 2007.	Part III

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
PART I
ITEM 1. BUSINESS
The Company
The Registrant, Connecticut Water Service, Inc. (referred to as “the Company”, “we” or “our”) was incorporated in 1974, with The Connecticut Water Company (Connecticut Water) as its largest subsidiary which was organized in 1956. Connecticut Water Service, Inc. is a non-operating holding company, whose income is derived from the earnings of its six wholly-owned subsidiary companies. In 2006, approximately 62% of the Company’s earnings from continuing operations were attributable to water activities carried out within its regulated water company, Connecticut Water. Connecticut Water supplies water to 83,247 customers in 41 towns throughout Connecticut. As a regulated water company Connecticut Water is subject to state regulation regarding financial issues, rates, and operating issues, and to various other state and federal regulatory agencies concerning water quality and environmental standards.
In addition to its regulated utility, the Company owns five unregulated companies, two of which are currently active and three of which were inactive as of December 31, 2006. In 2006, these unregulated companies, together with real estate transactions within Connecticut Water, contributed the remaining 38% of the Company’s earnings from continuing operations through real estate transactions as well as services and rentals. The two active companies are Chester Realty, Inc., a real estate company in Connecticut; and New England Water Utility Services, Inc., which provides contract water and sewer operations and other water related services.
The three inactive companies are The Barnstable Holding Company, a holding company which owns BARLACO Inc. (BARLACO) and Barnstable Water Company (Barnstable Water); BARLACO, a real estate company in Massachusetts whose entire inventory of land was sold in 2006; and Barnstable Water, a company that was a public service company until its assets were sold to the Town of Barnstable, Massachusetts in 2005. As a result of the sale of the assets of Barnstable Water, results of its operations have been classified as discontinued operations. We expect that the three inactive companies will be merged or dissolved during 2007.
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

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these documents will be made available free of charge through the “INVESTOR INFO (SEC Filings)” section of the Company’s Internet website (http://www.ctwater.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC). The following documents are also available through the “CORPORATE GOVERNANCE” section of our website:
•	Code of Conduct – Board of Directors

•	Code of Conduct – Employees

•	Audit Committee Charter

•	Compensation Committee Charter

•	Corporate Governance Committee Charter
Copies of each of the Company’s SEC filings (without exhibits) and corporate governance documents mentioned above will also be mailed to investors, upon request by contacting the Company’s Corporate Secretary at Connecticut Water, 93 West Main Street, Clinton, CT 06413.
Our Regulated Business
In April 2006, the Connecticut Department of Utility Control (DPUC) approved the Company’s application to merge Unionville Water Company (Unionville) and Crystal Water Company (Crystal) into Connecticut Water. The Company completed these mergers on May 31, 2006. We currently treat each of the prior companies as divisions of Connecticut Water. In July, the Company filed a rate application with the DPUC for the newly merged Connecticut Water requesting an increase in rates of approximately $14.6 million, or 30%. On January 16, 2007, the DPUC issued its final decision and approved a Settlement Agreement; negotiated with the Office of Consumer Counsel and the DPUC’s Prosecutorial Staff; that allowed Connecticut Water an increase of revenues of approximately $10,940,000, or 22.3%. The Settlement Agreement allowed Connecticut Water to defer part of the revenues on its books as it recognizes the increase in two phases through customer rate changes. As part of the Settlement Agreement, Connecticut Water will also be able to recover carrying and operating costs related to a maximum of $15.5 million of capital investments made in 2007, upon a determination by the DPUC that the investments were made in the best interests of our customers. Additionally, Connecticut Water agreed not to apply for a general rate increase that would become effective prior to January 1, 2010.
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

Costs to comply with environmental and water quality regulations are substantial. Since the 1974 enactment of the Safe Drinking Water Act, we have spent approximately $57,383,000 in constructing facilities and conducting aquifer mapping necessary to comply with the requirements of the Safe Drinking Water Act, and other federal and state regulations, of which $7,412,000 was expended in the last five years. We are presently in compliance with current regulations, but the regulations are subject to change at any time. The costs to comply with future changes in state or federal regulations, which could require us to modify existing filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.
Connecticut Water derives its rights and franchises to operate from special state acts that are subject to alteration, amendment or repeal and do not grant us exclusive rights to our service areas. Our franchises are free from burdensome restrictions, are unlimited as to time, and authorize us to sell potable water in all the towns we now serve. There is the possibility that the State of Connecticut could attempt to revoke our franchises and allow a governmental entity to take over some or all of our systems. While we would vigorously oppose any such attempts, from time to time such legislation is contemplated.
The rates we charge our water customers are established under the jurisdiction of and are approved by the DPUC. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. As noted above, on January 16, 2007, the DPUC approved an increase of revenues of approximately $10,940,000, or 22.3%, for Connecticut Water effective January 1, 2007. Connecticut Water’s new allowed Return on Equity and Return on Rate base are 10.125% and 8.07%, respectively. The following table shows information related to each of our divisions’ prior to the Connecticut Water’s 2007 rate decision.

	Year of Prior	Allowed	Allowed
	Rate	Return on	Return on
	Decision	Equity	Rate Base
Connecticut Water	1991	12.7%	10.74%
Crystal	2005	10.0%	7.55%
Unionville	1999 **	12.35%	N/A *

*	Unionville’s rates were based on a return on equity methodology, not a rate base methodology.

**	Beginning mid-2003, Unionville began imposing a 30% surcharge on its customers’ water bills to recover financing and operating costs related to the construction and use of a water interconnection with a neighboring water supplier.
Our Water Systems
Our water infrastructure consists of 28 noncontiguous water systems in the State of Connecticut. Our system, in total, consists of approximately 1,400 miles of water main and reservoir storage capacity of 7.0 billion gallons. The safe, dependable yield from our 121 active wells and 18 reservoirs is approximately 49 million gallons per day. Water sources vary among the individual systems, but overall approximately 35% of the total dependable yield comes from reservoirs and 65% from wells.

We supply water, and in most cases, fire protection to all or portions of 41 towns in Connecticut. In 2006, Connecticut Water’s 83,247 customers consumed approximately 6,918 million gallons of water generating $46,945,000 in revenue.
The following table breaks down the above total figures by customer class as of December 31, 2006, 2005 and 2004:

	2006	2005	2004
Customers:
Residential	74,253	72,968	71,877
Commercial	5,485	5,333	5,248
Industrial	429	428	430
Public Authority	587	580	586
Fire Protection	1,562	1,526	1,494
Other (including non- metered accounts)	931	928	928

Total	83,247	81,763	80,563

Water Revenues ($000’s)
Residential	$29,067	$29,980	$28,974
Commercial	5,652	5,619	5,479
Industrial	1,589	1,538	1,635
Public Authority	1,507	1,625	1,430
Fire Protection	8,708	8,267	8,087
Other (including non- metered accounts)	422	424	403

Total	$46,945	$47,453	$46,008

Customer Water Consumption (millions of gallons)
Residential	4,933	5,260	5,008
Commercial	1,198	1,188	1,172
Industrial	424	423	453
Public Authority	363	405	348
Fire Protection	—	—	—
Other (including non- metered accounts)	—	—	—

Total	6,918	7,276	6,981

Connecticut Water owns various small, discrete parcels of land that are no longer required for water supply purposes. At December 31, 2006, this land totaled approximately 370 acres. Over the past several years, we have been slowly disposing of such excess land. For more information, please refer to Segments of Our Business below.
Additional information on land dispositions can be found in Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Commitments and Contingencies.

Competition
Connecticut Water faces competition, presently not material, from a few private water systems operating within, or adjacent to, our franchise areas and from municipal and public authority systems whose service areas in some cases overlap portions of our franchise areas.
Employees
As of December 31, 2006, we employed a total of 200 persons. Our employees are not covered by collective bargaining agreements.
Segments of Our Business
For management and financial reporting purposes we divide our business into three segments: Water Activities, Real Estate Transactions, and Services and Rentals.
As a result of the DPUC’s final decision issued January 16, 2007, the Company has reclassified certain items on the Consolidated Statements of Income in order to reflect the requirements of the DPUC’s final decision. These reclassifications had no effect on Income from Continuing Operations; however, there was an effect on income from our reportable business segments. Certain revenues and costs associated with antenna leases previously reported as Non-Water Sales Earnings have been reclassified to Other Utility Income. Additionally, certain costs associated with compensation of key employees are now shown in the Other category of Other Income (Deductions) rather than Operation and Maintenance Expense, as previously reported. These reclassifications had no effect on the overall Income from Continuing Operations, but they allow the reader to compare results between years in a more meaningful manner. These reclassifications have increased income from Water Activities and decreased income from Services and Rentals by approximately $482,000 and $449,000 in 2005 and 2004, respectively.
The Water Activities segment is comprised of our core regulated water activities to supply public drinking water to our customers. This segment encompasses all transactions of our regulated water company with the exception of its real estate transactions. For additional information, please see “Reclassifications and Revisions” in Footnote 1 of the Consolidated Financial Statements, found on page F-10.
Our Real Estate Transactions segment involves the sale or donation for income tax benefits of our real estate holdings. These transactions can be effected by any of our subsidiary companies. In February 2006, the Company sold 109 acres of land that were owned by BARLACO to the Town of Barnstable, Massachusetts for $1.0 million. The Company has recorded a gain on the bargain land sale of $980,000.
During 2005, the Company had one significant land transaction. Connecticut Water sold 74 acres of land in Bristol, Connecticut for $475,000 resulting in a net profit of $256,000.

During 2005, the Company reduced after-tax profit by $353,000 by recording a reserve for income taxes. This was due to an examination by the Internal Revenue Service (IRS), which was examining the fair market value of the property reflected on the Company’s 2002, 2003 and 2004 tax returns. The IRS completed its examination during 2006 and no adjustment to the Company’s 2002 – 2004 tax liability was needed. As a result, the reserve of $353,000, along with an additional $623,000 in reserves was reversed in 2006. The Company does not expect to make similar reversals related to tax reserves in future periods.
From 2002 to 2004, Crystal donated land to the Town of Killingly, Connecticut for protected open space purposes. In January 2004, the last parcel of land was donated to the Town of Killingly for a reduction of income tax expense of approximately $707,000.
In December 2004, Connecticut Water made a donation of 59 acres of land to the Town of Plymouth, Connecticut for a new school. As a result of legislation passed in 2004, this donation was eligible for the Connecticut corporate tax credit in the same manner as a donation for open space purposes. The reduction of income tax expense from this transaction was $498,000. In 2005, this amount was increased by $37,000 primarily due to a higher valuation reflected on the Company’s tax return as a result of an updated appraisal.
A breakdown of the net income of this segment between our regulated and unregulated companies for the past three years is as follows:

	Income (Loss) from Real Estate Transactions from
	Continuing Operations
	Regulated	Unregulated	Total
2004	$1,206,000	$—	$1,206,000
2005	$(69,000)	$8,000	$(61,000)
2006	$1,083,000	$980,000	$2,063,000
Our Services and Rentals segment provides contracted services to water and wastewater utilities and other clients and also leases certain of our properties to third parties through our unregulated companies. The types of services provided include contract operations of water and wastewater facilities; Linebacker®, our service line protection plan for public drinking water customers; and providing bulk deliveries of emergency drinking water to businesses and residences via tanker truck. Our lease and rental income comes primarily from the renting of residential and commercial property.
Some of the services listed above, including the service line protection plan, have little or no competition. But there can be considerable competition for contract operations of large water and wastewater facilities and systems. However, we have sought to develop a niche market by seeking to serve smaller facilities and systems in our service areas where there is less competition. The services and rentals segment, while relatively new and a small portion of our overall business, has grown significantly over the past five years and now provides approximately 8 percent of our overall net income in 2006. Net income generated by this segment of our business was $515,000, $463,000 and $380,000 for the years 2006, 2005 and 2004, respectively.

ITEM 1A. RISK FACTORS
Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Forward Looking Information” in Item 7 below – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” at pages F-7 to F-29.
Because we incur significant capital expenditures annually, we depend on the rates we charge our customers.
The water utility business is capital intensive. On an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. Our ability to maintain and meet our financial objectives is dependent upon the rates we charge our customers. These rates are subject to approval by the DPUC. The Company is entitled to file rate increase requests, from time to time, to recover our investments in utility plant and expenses; however as part of our recent Settlement Agreement with the DPUC, we have agreed not to request rate relief that would become effective prior to January 2010. Once a rate increase petition is filed with the DPUC, the ensuing administrative and hearing process may be lengthy and costly. The timing of our future rate increase requests are dependent on terms of our rate case decision on January 16, 2007 and also partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase to the extent approved. We can provide no assurances that any future rate increase request will be approved by the DPUC; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase. Additionally, the DPUC may rule that a company must reduce its rates.
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
In addition to the potential pollution of our water supply as described above, in the wake of the September 11, 2001 terrorist attacks and the ongoing threats to the nation’s health and security, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. These costs may be significant. We are currently not aware of any specific threats to our facilities, operations or supplies; however, it is possible that we would not be in a position to control the outcome of terrorist events should they occur.
Key employee turnover may adversely affect our operating results.
Our success depends significantly on the continued individual and collective contributions of our management team. The loss of the services of any member of our management team or the inability to hire and retain experienced management personnel could harm our operating results.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
The properties of our water company consist of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water. In certain cases, our water company may be a party to limited contractual arrangements for the provision of water supply from neighboring utilities. We believe that our properties are in good operating condition. Water mains are located, for the most part, in public streets and, in a few instances, are located on land that we own in fee simple and/or land utilized pursuant to easement right, most of which are perpetual and adequate for the purpose for which they are held.
The net utility plant of the Company at December 31, 2006 was solely owned by Connecticut Water. Connecticut Water’s net utility plant balance as of December 31, 2006 was $263,187,000.
Sources of water supply owned, maintained, and operated by Connecticut Water include eighteen reservoirs and fifty-two well fields. In addition, Connecticut Water has an agreement with the Metropolitan District Commission (MDC) (a public water and sewer authority presently serving the City of Hartford and portions of surrounding towns), which provides, among other things, for the operation and maintenance by MDC of a filtration plant to supply up to 650,000 gallons of treated water per day for Connecticut Water’s Collinsville System. Collectively, these sources have the capacity to deliver approximately forty-seven million gallons of potable water daily to the fourteen major operating systems in the following table. In addition to the principal systems identified, Connecticut Water owns, maintains, and operates fourteen small, non-interconnected satellite and consecutive water systems that, combined have the ability to deliver about one million gallons of additional water per day to their respective systems. For some small consecutive water systems, purchased water may comprise substantially all of the total available supply of the system. During 2006, the Company entered into, and the DPUC approved, a purchased water agreement with the South Central Connecticut Regional Water Authority (RWA) to purchase up to one million gallons per day billed at the RWA’s wholesale rate, pending the approval of all necessary diversion permits. As part of the DPUC’s decision to allow the purchased water, the Company will be allowed to treat any purchased water as a regulatory asset.
Connecticut Water owns and operates sixteen water filtration facilities, having a combined treatment capacity of approximately 29.33 million gallons per day.
The Company’s estimated available water supply, not including water purchases or non-principal systems, is as follows:

ESTIMATED
AVAILABLE SUPPLY
(MILLION GALLONS PER DAY)
Chester System	1.69
Collinsville System	0.65
Danielson System	3.76
Gallup System	0.60
Guilford System	9.31
Naugatuck System	6.91
Northern Western System	16.16
Plainfield System	1.01
Somers System	0.28
Stafford System	1.00
Terryville System	0.94
Thomaston System	0.73
Thompson System	0.29
Unionville System	3.88

Total	47.21

As of December 31, 2006, the transmission and distribution systems of Connecticut Water consisted of approximately 1,400 miles of main. On that date, approximately 76 percent of our mains were eight-inch diameter or larger. Substantially all new main installations are cement-lined ductile iron pipe of eight-inch diameter or larger.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CTWS”. Our quarterly high and low stock prices as reported by NASDAQ and the cash dividends we paid during 2006 and 2005 are listed as follows:

	Price		Dividends
Period	High	Low	Paid
2006
First Quarter	$26.43	$23.81	$.2125
Second Quarter	27.71	20.29	.2125
Third Quarter	24.39	21.90	.2150
Fourth Quarter	23.18	21.35	.2150
2005
First Quarter	$27.53	$24.75	.2100
Second Quarter	25.87	21.91	.2100
Third Quarter	28.17	24.27	.2125
Fourth Quarter	26.32	22.69	.2125
As of March 1, 2007, there were approximately 4,300 holders of record of our common stock.
We presently intend to pay quarterly cash dividends in 2007 on March 15, June 15, September 17 and December 17 subject to our earnings and financial condition, regulatory requirements and other factors our Board of Directors may deem relevant.
Purchases of Equity Securities by the Company – In May 2005, the Company adopted a common stock repurchase program (Share Repurchase Program). The Share Repurchase Program allows the Company to repurchase up to 10% of its outstanding common stock, at a price or prices that are deemed appropriate. As of December 31, 2006, no shares have been repurchased. Currently, the Company has no plans to repurchase shares under the Share Repurchase Program.
Performance Graph – Set forth below is a line graph comparing the cumulative total shareholder return for each of the years 2001 – 2006 on the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies in the Standard & Poor’s 500 Index and the Standard and Poor’s 500 Utility Index.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

	2001	2002	2003	2004	2005	2006
Connecticut Water Service, Inc.	100	87.97	99.35	98.19	93.92	90.45
Standard & Poor’s 500 Index	100	77.90	100.25	111.15	116.61	135.03
Standard & Poor’s 500 Utilities Index	100	70.01	88.39	109.85	128.35	155.29
(Source: Standard & Poor’s Institutional Market Service)

ITEM 6. SELECTED FINANCIAL INFORMATION
SUPPLEMENTAL INFORMATION (Unaudited)
SELECTED FINANCIAL DATA

Years Ended December 31, (thousands of dollars except per share amounts and where otherwise indicated)	2006	2005	2004	2003	2002

CONSOLIDATED STATEMENTS OF INCOME
Continuing Operations
Operating Revenues	$46,945	$47,453	$46,008	$44,598	$43,278
Operating Expenses	$39,962	$37,486	$35,487	$33,380	$31,917
Other Utility Income, Net of Taxes	$542	$571	$520	$465	$316
Total Utility Operating Income	$7,525	$10,538	$11,041	$11,683	$11,677
Interest and Debt Expense	$4,461	$3,583	$3,451	$4,369	$4,241
Income from Continuing Operations	$6,708	$7,166	$9,163	$8,890	$8,318
Cash Common Stock Dividends Paid	$7,014	$6,773	$6,641	$6,529	$6,277
Dividend Payout Ratio from Continuing Operations	105%	95%	72%	73%	75%
Weighted Average Common Shares Outstanding	8,227,953	8,094,346	7,999,318	7,956,426	7,717,608
Basic Earnings Per Common Share from Continuing Operations	$0.81	$0.89	$1.15	$1.12	$1.08
Number of Shares Outstanding at Year End	8,270,394	8,169,627	8,035,199	7,967,379	7,939,713
ROE on Year End Common Equity	7.0%	7.6%	10.4%	10.7%	10.4%
Declared Common Dividends Per Share	$0.855	$0.845	$0.835	$0.825	$0.814

CONSOLIDATED BALANCE SHEET
Common Stockholders’ Equity	$95,938	$94,076	$87,865	$83,315	$79,975
Long-Term Debt	77,347	77,404	66,399	64,754	64,734
Preferred Stock (Consolidated, Excluding Current Maturities)	772	847	847	847	847

Total Capitalization	$174,057	$172,327	$155,111	$148,916	$145,556
Stockholders’ Equity (Includes Preferred Stock)	56%	55%	57%	57%	56%
Long-Term Debt	44%	45%	43%	43%	44%
Net Utility Plant	$263,187	$247,703	$241,776	$235,098	$229,097
Total Assets	$315,193	$306,035	$290,940	$281,345	$264,799
Book Value — Per Common Share	$11.60	$11.52	$10.94	$10.46	$10.07

OPERATING REVENUES BY REVENUE CLASS
Residential	$29,067	$29,980	$28,974	$27,831	$27,310
Commercial	5,652	5,619	5,479	5,327	5,141
Industrial	1,589	1,538	1,635	1,616	1,709
Public Authority	1,507	1,625	1,430	1,302	1,245
Fire Protection	8,708	8,267	8,087	8,026	7,355
Other (Including Non-Metered Accounts)	422	424	403	496	518

Total Operating Revenues	$46,945	$47,453	$46,008	$44,598	$43,278

Number of Customers (Average)	82,552	81,211	87,259	86,145	82,119
Billed Consumption (Millions of Gallons)	6,918	7,276	7,801	7,640	7,418
Number of Employees	200	191	193	195	191

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
Overview
The Company is a non-operating holding company, whose income is derived from the earnings of its six wholly-owned subsidiary companies: The Connecticut Water Company (Connecticut Water), New England Water Utility Services, Inc. (NEWUS), Chester Realty Company (Chester Realty), Barnstable Holding Company, Barnstable Water Company (Barnstable Water) and BARLACO, Inc. (BARLACO).
On May 31 2006, The Crystal Water Company (Crystal) and Unionville Water Company (Unionville), previously wholly owned subsidiaries of the Company, were merged into Connecticut Water. On August 8, 2006, Connecticut Water Emergency Services, Inc., and Crystal Water Utilities Corporation, previously wholly owned subsidiaries of the Company, were merged into NEWUS, and Chester Realty, respectively.
In 2006, approximately 62% of the Company earnings from continuing operations were attributable to water activities of its largest subsidiary, Connecticut Water, a regulated water utility with 83,247 customers throughout 41 Connecticut towns. The rates charged for service by Connecticut Water are subject to review and approval by the Connecticut Department of Public Utility Control (DPUC).
On July 18, 2006, Connecticut Water applied to the DPUC to amend its rates for the first time in 15 years, requesting approximately $62.1 million in revenues, an increase of $14.6 million, or 30%. On January 16, 2007, the DPUC issued its final decision and approved a Settlement Agreement; negotiated with the Office of Consumer Counsel and the DPUC’s Prosecutorial Staff; that allowed Connecticut Water an increase of revenues of approximately $10,940,000, or 22.3%. The Settlement Agreement allowed Connecticut Water to defer part of the revenues on its books as it recognizes the increase in two phases through customer rate changes. As part of the Settlement Agreement, Connecticut Water will also be able to recover carrying and operating costs related to a maximum of $15.5 million of capital investments made in 2007, upon a determination by the DPUC that the investments were made in the best interests of our customers. Additionally, Connecticut Water agreed not to apply for a general rate increase that would become effective prior to January 1, 2010.
In the future, Connecticut Water plans to file for smaller but more frequent rate increases.
The Company’s growth strategy continues to focus on the following:
•	Investing in our water infrastructure and seeking timely recovery of that investment;

•	Marketing our services to private well owners who live near Connecticut Water’s water mains;

•	Working with local developers to encourage public water use for new construction in Connecticut Water’s service area;

•	Securing and retaining profitable Operations & Maintenance contracts;

•	Acquisition of water and wastewater utilities; and

•	Expanding enrollments in Linebacker®, the Company’s service line repair program.

On a year-to-year basis Connecticut Water’s earnings are primarily influenced by weather patterns that affect our customers’ water usage and thereby our revenues. Our revenues may fluctuate by as much as $1.5 million (or 3.0%) above or below a normal year because customers use more water in hot, dry growing seasons and less water in cool, rainy growing seasons.
Regulatory Matters and Inflation
The Company, like all other businesses, is affected by inflation, most notably by the continually increasing costs required to maintain, improve, and expand its service capabilities. The cumulative effect of inflation over time results in significantly higher operating costs and facility replacement costs, which must be recovered from future cash flows.
Connecticut Water is also subject to environmental and water quality regulations. Costs to comply with environmental and water quality regulations are substantial. We are currently in compliance with current regulations, but the regulations are subject to change at any time. The costs to comply with future changes in state or federal regulations, which could require us to modify current filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.
Connecticut Water’s ability to recover its increased expenses and/or investment in utility plant is dependent on the regulatory rates we charge our customers. Changes to these rates must be approved by the appropriate regulatory authority through formal rate proceedings. The rates Connecticut Water charges its customers are regulated by the DPUC. Due to the subjectivity of certain items involved in the process of establishing rates such as future customer growth, inflation, and allowed return on investment, we have no assurance that we will be able to raise our rates to a level we consider appropriate, or to raise rates at all, through any future rate proceeding.
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
Public Utility Regulation – Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71), requires cost based, rate-regulated enterprises such as Connecticut Water to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which costs would be charged to expense by an unregulated enterprise. The balance sheet includes regulatory assets and liabilities as appropriate, primarily related to income taxes and post-retirement benefit costs. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of SFAS 71. Material regulatory assets are earning a return.

Revenue Recognition – Revenue from metered customers includes billings to customers based on quarterly or monthly meter readings plus an estimate of water used between the customer’s last meter reading and the end of the accounting period. The unbilled revenue amount is listed as a current asset on the balance sheet. The amount recorded as unbilled revenue is generally higher during the summer months when water sales are higher. Based upon historical experience, management believes the Company’s estimate of unbilled revenues is reasonable. Beginning in 2007, the Company will begin to record deferred revenues in the amount of $3.8 million a year (for a total deferral of approximately $4.8 million). The deferral will stop in April 2008 when the Company will begin receiving a portion of the $4.8 million deferral in rates, over a twenty year amortization period, and a return on the uncollected balance through rate base treatment.
Benefit Plan Accounting – Management evaluates the appropriateness of the discount rate through the modeling of a bond portfolio which approximates the pension and postretirement plan liabilities. Management further considers rates of high quality corporate bonds of approximate maturities as published by nationally recognized rating agencies consistent with the duration of the Company’s pension and postretirement plans.
The discount rate assumption we use to value our pension and postretirement benefit obligations has a material impact on the amount of expense we record in a given period. Our 2006 and 2005 pension and postretirement expense was calculated using assumed discount rates of 5.50% and 5.75%, respectively. In 2007, our pension and postretirement expense will be calculated using an assumed discount rate of 5.75%. The following table shows how much a one percent change in our assumed discount rate would have changed our reported 2006 pension and postretirement expense:

	Increase	Increase
	(Decrease)	(Decrease)
	in pension	in postretirement
	expense	expense
A 1% increase in the discount rate	$(332,000)	$(168,000)
A 1% decrease in the discount rate	$387,000	$204,000
Outlook
The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels. The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at lower levels, customer growth in the Company’s core regulated water utility business, growth in revenues attributable to non-water sales operations, and the timing and adequacy of rate relief when requested, from time to time, by our regulated water company.
The Company believes that the factors described above and those described in detail below under the heading “Commitments and Contingencies” may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2007 and beyond.

Please also review carefully the risks and uncertainties described in Item 1A – Risk Factors and those described below under the heading “Forward Looking Information”.
Based on the Company’s current projections, the Company believes that its Net Income from Continuing Operations for the year 2007 will increase from the levels reported for 2006, primarily as a result of Connecticut Water’s 22.3% rate increase that was approved by the DPUC effective January 1, 2007. During 2007 and subsequent years, the ability of the Company to maintain and increase its Net Income from Continuing Operations will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the section entitled “Commitments and Contingencies” and the risks and uncertainties described in “Forward Looking Information.”
FINANCIAL CONDITION
Liquidity and Capital Resources
In recent years, we have relied on both internally generated funds and periodic debt issuances in order to fund our construction budget. However, in the future, we expect construction expenditures will be in excess of cash generated from operations and funds generated from the Company’s dividend reinvestment plan; therefore, we will require additional external debt financings. We expect that this funding will initially come in the form of interim bank loans, with refinancing into long-term debt as the aggregate balance on the interim loans accumulate. While the Company considers both market interest rates and the availability of tax-exempt financing opportunities through the Connecticut Development Authority, we cannot be assured that the interest rates will be favorable to the Company or that any new debt issuances will be tax exempt.
The following table shows the total construction expenditures excluding non-cash contributed utility plant for each of the last three years and what we expect to invest on construction projects in 2007.

		Construction
	Gross	Funded by	Construction
	Construction	Developers &	Funded by
	Expenditures	Others	Company
2004	$11,045,000	$2,647,000	$8,398,000
2005	$16,957,000	$2,701,000	$14,256,000
2006	$17,792,000	$1,593,000	$16,199,000

2007 (Projected)	$20,750,000	$4,500,000	$16,250,000
We currently fund our working capital requirements through our lines of credit with three banks, which provide liquidity to satisfy ongoing cash needs. We consider the current aggregate $15,000,000 lines of credit to be adequate to finance any expected short-term borrowing requirements that may arise in 2007. If additional funding is needed during 2007, the Company does not foresee any obstacles to obtaining new short-term financing arrangements. The lines of credit have lives that range from 12 to 29 months, which expire during 2007 and 2008. We expect to renew the lines as they expire. The interest rates payable are variable and fluctuate over time based on financial conditions. The weighted average interest rate on the $5,250,000 aggregate balance outstanding at December 31, 2006 was 5.735%.
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
In November 2005, Connecticut Water borrowed $10 million through the issuance of Water Facilities Revenue Bonds by the Authority sold in one series with an interest rate of five percent maturing on October 1, 2040. The proceeds from the sale of the bonds were used to finance construction and installation of various capital improvements to Connecticut Water’s existing water systems.
In November 2005, Crystal borrowed $5 million through the issuance of Water Facilities Revenue Bonds by the Authority sold in a single series with an interest rate of five percent maturing on October 1, 2040. The proceeds from the sale of the bonds are being used to finance the construction of a water treatment plant in the Town of Killingly, CT and to facilitate the interconnection of two systems in the Town of Killingly. As a result of the merger of Crystal into Connecticut Water, this debt issuance became a liability of Connecticut Water.
Barnstable Water Company’s note payable was paid off in 2005 in connection with the sale of Barnstable Water’s assets. As a result of the prepayment, the Company paid the lender a prepayment fee of $322,000.

Off-Balance Sheet Arrangements and Contractual Obligations
We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities (other than the interest rate swap agreement discussed above) and does not have material transactions involving related persons.
The following table summarizes the Company’s future contractual cash obligations as of December 31, 2006:
Payments due by Periods
(in thousands of dollars)

		Less			More
		than 1	Years	Years	than 5
Contractual Obligations	Total	year	2 and 3	4 and 5	years
Long-Term Debt (LTD)	$77,354	$7	$15	$16	$77,316
Interest on LTD	77,700	3,437	6,872	6,871	60,520
Operating Lease Obligations	912	306	431	175	—
Purchase Obligations(1)(2)	103,097	2,202	1,744	1,786	97,365
Long-Term Compensation Agreement(3)	43,663	3,373	6,079	6,084	28,127

Total (4) (5) (6)	$302,726	$9,325	$15,141	$14,932	$263,328

(1)	Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (RWA) to purchase water from RWA. The agreement was signed on May 13, 2005 and will remain in effect for a minimum of ten (10) years from that date. Connecticut Water has agreed to purchase at least three million (3,000,000) gallons of water per calendar year from RWA. Water sales to Connecticut Water are billed monthly at the most current RWA retail rate.

(2)	Connecticut Water has an agreement with The Metropolitan District (MDC) to purchase water from MDC. The agreement became effective on October 6, 2000 for a term of fifty (50) years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service.

(3)	Pension and post retirement contributions cannot be reasonably estimated beyond 2006 and may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.

(4)	Advances for Construction are non-interest bearing.

(5)	We pay refunds on Advances for Construction over a specific period of time based on operating revenues related to developer-installed water mains or as new customers are connected to and take service from such mains. After all refunds are paid, any remaining balance is transferred to Contributions in Aid of Construction. The refund amounts are not included in the above table because the refund amounts and timing are dependent upon several variables, including new customer connections, customer consumption levels and future rate increases, which cannot be accurately estimated. Portions of these refund amounts are payable annually through 2020 and amounts not paid by the contract expiration dates become non-refundable.

(6)	We intend to fund these contractual obligations with cash flows from operations and liquidity sources held by or available to us.
Interim Bank Loans Payable at year-end 2006 was $5,250,000, which was $500,000 higher than at the end of 2005.
During 2006, the Company incurred approximately $17.8 million of construction expenditures. The Company financed the expenditures through internally generated funds, long-term debt issuances, proceeds from its dividend reinvestment plan, customers’ advances, contributions in aid of construction and short-term borrowings.

The Board of Directors has approved a $16.25 million construction budget for 2007, net of amounts to be financed by customer advances and contributions in aid of construction. Funds primarily provided by operating activities and short-term borrowings are expected to finance this entire construction program given normal weather patterns and related operating revenue billings.
RESULTS OF OPERATIONS
Overview of 2006 Results from Continuing Operations
The Company has reclassified certain expenses and revenues on the 2005 Consolidated Statement of Income to different sections as a result of the rate treatment called for in Connecticut Water’s 2006 rate case and the subsequent January 2007 rate decision. Expenses that were not allowed for rate making purposes have been reclassified from utility Operating Expenses to Other Income (Deductions). Revenues and certain interest income which were previously considered revenues for rate making purposes have been reclassified from Non-Water Sales and interest income to Other Utility Income. These reclassifications had no effect on the overall Income from Continuing Operations, but they allow the reader to compare results between years in a more meaningful manner.
Overall the reclassifications had the following impact on previously reported Consolidated Statements of Income line items:
Increase (Decrease) to Segment Earnings

2005
Water Activities Segment
Operation and Maintenance Expense	$654,000
Income Taxes	(179,000)
Other Utility Income, Net of Taxes	571,000
Other Income (Deductions), Net of Taxes – Allowance for Funds Used During Construction	(117,000)
Other Income (Deductions), Net of Taxes – Other	(881,000)
Interest on Long-Term Debt	8,000
Other Interest Charges	426,000

Total Water Activities Segment	$482,000
Services and Rental Segment
Other Income (Deductions), Net of Taxes – Non-Water Sales Earnings	$(482,000)

Total Services and Rental Segment	$(482,000)

Net Effect on Continuing Operations	$0
Income from Continuing Operations for 2006 was $6,708,000, or $0.81 per basic share, a decrease of $458,000, or $0.08 per basic share, compared to 2005. The decrease in earnings was due to lower net income in our Water Activities segment partially offset by increases in net income in our Real Estate segment. Changes in net income for our segments were as follows:

Increase (Decrease)
Business Segment	In Net Income
Water Activities	$(2,634,000)
Real Estate	2,124,000
Services and Rentals	52,000

Net (Decrease)	$(458,000)
Water Activities
The decrease in net income from Water Activities in 2006 was $2,634,000, or $ 0.34 per share, lower than it was in 2005. A breakdown of the components of this decrease was as follows:

Increase
(Decrease)
Operating Revenues	$(508,000)
Operation and Maintenance expense	2,591,000
Depreciation expense	157,000
Income Taxes	(462,000)
Taxes Other than Income Taxes	190,000
Other Utility Income	(29,000)
Other Income	1,320,000
Interest and Debt Expense (net of AFUDC)	941,000

Total (Decrease)	$(2,634,000)

The 1.0% decrease in Operating Revenues was primarily due to the following:
-	a $947,000, or 2.4%, decrease in revenues from metered customers in 2006 due to decreased customer water consumption of approximately 4.9%, due to unfavorable weather conditions, despite an increase in the number of customers served of 1.8%;

-	off-setting the decrease from metered revenues was a $439,000, or 5.1%, increase in non-metered revenues which was primarily due to increased fire protection charges related to the expansion of our water system which increased the number of fire hydrants and revenue generating mains upon which these charges are based.
The $2,591,000, or 10.9%, increase in Operation and Maintenance expense was primarily due to the following expenses:

Increase
(Decrease)
Labor	$1,464,000
Other employee benefit costs	1,142,000
Utility Costs	412,000
Pension expense	254,000
Other outside services	(486,000)
Legal services	(185,000)
Maintenance	(112,000)
Other	102,000

Total Increase	$2,591,000

The increase in Labor over 2005 levels was due to a non-recurring wage adjustment for a majority of hourly employees made early in 2006. Other employee benefits increased primarily due to increased costs associated with medical benefits offered to employees and retirees of the Company. Utility costs have increased as our power providers continue to increase the rates they charge to customers. Offsetting these increases was a decrease to Other outside services due to a decrease in audit fees and general consulting fees.
The decrease in Income Tax expense associated with the Water Activities segment of $462,000 was due primarily to lower pre-tax net income in 2006, and by flow through accounting related to book/tax timing differences.
The increase in Taxes Other Than Income Taxes was primarily due to increased payroll taxes related to increased salaries.
The decrease in Other Utility Operating Income was due to a reduction of income generated from antenna sites leased to telecommunication companies on our utility property.
The increase in Other Income was primarily due to the regulatory treatment of income taxes related to certain compensation and directors fees (disallowed costs) based on the outcome of the Company’s Settlement Agreement issued by the DPUC in January 2007. This change resulted in a reversal of a regulatory liability of $986,000.
The increase in Interest and Debt Expense was due to the following:
-	Higher interest expense on long-term debt primarily due to the issuance of $15.0 million in new bonds in November 2005, resulting in a full year’s worth of expense in 2006 compared to a partial year in 2005;

-	Higher other interest charges on interim bank loans with higher interest rates; and

-	Amortization of the debt issuance costs of the bonds issued in 2005.

Real Estate
The net income generated by the Real Estate segment increased $2,124,000, or $0.26 per share, in 2006 due to the sale of land from BARLACO to the Town of Barnstable, Massachusetts during 2006. The agreement the Town of Barnstable entered into with the Company to purchase Barnstable Water’s assets also included a provision whereby the Town of Barnstable would acquire, through a bargain sale purchase, all of the land owned by BARLACO for an additional $1 million. The BARLACO land was sold in February 2006. The Company recorded a gain on the bargain land sale for 2006 of $980,000. This gain is reported on the Gain (Loss) on Property Transactions line of the Consolidated Statements of Income.
Additionally, the Company reversed $976,000 of reserves related to an examination by the Internal Revenue Service (IRS) of the Company’s Federal Income Tax Returns for the years 2002 – 2004, which focused primarily on the value of land donated by the Company. The IRS completed its examination in 2006 without adjustment to the previously filed tax returns. We do not expect to make similar reversals related to tax reserves in future years.
Income from this business segment is largely dependent on the tax deductions received on donations/sales of available land. This typically occurs when utility-owned land is deemed to be not necessary to protect water sources. The Company currently does not project completing any material land transactions in 2007.
Services and Rentals
Net income generated from the Services and Rental segment in 2006 increased $52,000, over 2005 levels, with no impact on earnings per share. The increased net income was primarily due to increases in the prices we charge our customers and in customer enrollment in our service line maintenance program.
Overview of 2005 Results from Continuing Operations
The Company has reclassified certain expenses and revenues on the 2005 Consolidated Statement of Income to different sections as a result of the rate treatment called for in Connecticut Water’s 2006 rate case and the subsequent January 2007 rate decision. Expenses that were not allowed for rate making purposes have been reclassified from utility Operating Expenses to Other Income (Deductions). Revenues and certain interest income which were previously considered revenues for rate making purposes have been reclassified from Non-Water Sales and interest income to Other Utility Income. These reclassifications had no effect on the overall Income from Continuing Operations, but they allow the reader to compare results between years in a more meaningful manner.
Overall the reclassifications had the following impact on previously reported Income Statement line items:

Increase (Decrease) to Segment Earnings

	2005	2004
Water Activities Segment
Operation and Maintenance Expense	$654,000	$283,000
Income Taxes	(179,000)	(91,000)
Other Utility Income, Net of Taxes	571,000	520,000
Other Income (Deductions), Net of Taxes – Allowance for Funds Used During Construction	(117,000)	(11,000)
Other Income (Deductions), Net of Taxes – Other	(881,000)	(543,000)
Interest on Long-Term Debt	8,000	9,000
Other Interest Charges	426,000	282,000

Total Water Activities Segment	$482,000	$449,000
Services and Rental Segment
Other Income (Deductions), Net of Taxes – Non-Water Sales Earnings	$(482,000)	$(449,000)

Total Services and Rental Segment	$(482,000)	$(449,000)

Net Effect on Continuing Operations	$0	$0
On May 20, 2005, the Company completed the sale of the assets of Barnstable Water to the Town of Barnstable, Massachusetts. The sale of Barnstable Water’s assets has been classified as “Discontinued Operations” in the Consolidated Statements of Income due to the loss of a management contract with the Town of Barnstable in January 2006. All of the results of Barnstable Water, including current and prior years and the gain on the sale of the utility’s assets, have been reclassified and are included as “Discontinued Operations”.
Net Income from Continuing Operations for 2005 was $7,166,000, or $0.89 per basic share, a decrease of $1,997,000, or $0.26 per basic share, when compared to 2004. The decrease in earnings was due to lower net income in Water Activities and Real Estate segments partially offset by an increase in net income in the Services and Rentals segment.

Increase
(Decrease)
Business Segment	In Net Income
Water Activities	$(813,000)
Real Estate	(1,267,000)
Services and Rentals	83,000

Net (Decrease)	$(1,997,000)

Water Activities
The decrease in net income from Water Activities in 2005 was $813,000, or $ 0.11 per share, from 2004. A breakdown of the components of this decrease is as follows:

Increase
(Decrease)
Operating Revenues	$1,445,000
Operation and Maintenance expense	1,807,000
Depreciation expense	154,000
Income Taxes	(168,000)
Taxes Other than Income Taxes	206,000
Other Utility Income	51,000
Other Income	(289,000)
Interest and Debt Expense (net of AFUDC)	21,000

Total (Decrease)	$(813,000)
The 3.1% increase in Operating Revenues was primarily due to the following:
•	a $1,244,000, or 3.3%, increase in metered revenues in 2005 which was due to increased customer water consumption attributable to a hotter summer and a 1.5% increase in the number of customers served; and

•	a $201,000, or 2.4%, increase in non-metered revenues which was primarily due to increased fire protection charges related to the expansion of our water system which increased the number of fire hydrants and revenue generating mains upon which these charges are based.
The $1,807,000 or 8.2% increase in Operation and Maintenance expense was primarily due to the following expense increases:

Increase
Utility Costs	$491,000
Pension expense	335,000
Other employee benefit costs	80,000
Legal services	274,000
Other outside services	119,000
Maintenance	185,000
Labor	148,000
Other	175,000

Total Increase	$1,807,000

The increase in Depreciation expense was due to the Company’s investment in new utility plant.
The decrease in Income Tax expense was due primarily to lower pre-tax net income in 2005, partially offset by flow through accounting related to book/tax timing differences.
The increase in Taxes Other Than Income Taxes was primarily due to increased municipal taxes related to our increased investment in utility plant.

The increase in Other Utility Income was due to increased number of leases and higher lease rates charged to the telecommunications companies that lease space on our water storage tanks for their antenna sites.
The increase in Interest and Debt Expense was due to the following:
•	Higher interest expense on long-term debt primarily due to the issuance of $15.0 million in new bonds in 2005;

•	Higher other interest charges due primarily to increased commitment fees on the letters of credit associated with bonds issued in 2004 plus higher interest expense on interim bank loans with higher interest rates; and

•	Amortization of the debt issuance costs of the bonds issued in 2004 and 2005.
Real Estate
The net income generated by the Real Estate segment decreased $1,267,000, or $0.16 per share, in 2005 because there were no large sales or donations of land compared with the two donations of land we made in 2004 and in 2005 the Company increased its tax reserves related to prior year land donations.
Services and Rentals
Net income generated from the Services and Rental segment in 2005 increased $83,000, or $0.01 per share, over 2004 levels. The increased net income is primarily due to a 15% increase in customer enrollment in our service line repair program which increased our income from Linebacker® by approximately $49,000.
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
Reverse Privatization – Connecticut Water derives its rights and franchises to operate from state laws that are subject to alteration, amendment or repeal, and do not grant permanent exclusive rights to our service areas. Our franchises are free from burdensome restrictions, are unlimited as to time, and authorize us to sell potable water in all towns we now serve. There is the possibility that states could revoke our franchises and allow a governmental entity to take over some or all of our systems. From time to time such legislation is contemplated.
On May 20, 2005, the Company completed the sale of the assets of Barnstable Water to the Town of Barnstable, Massachusetts. The Company received $10.0 million in gross proceeds from the sale of its water utility assets, advances, and contribution in aid of construction which was recorded in 2005. The gain on the sale of these assets, net of income taxes of $1.6 million, was $3.0 million and has been classified as ‘Discontinued Operations’ in the Consolidated Statements of Income. All of the results of Barnstable Water, including current and prior years and the gain on the sale of the utility’s assets, have been reclassified and were included as ‘Discontinued Operations’ for 2004, 2005 and 2006.
A separate real estate transaction for the BARLACO land was completed in February 2006 with additional proceeds of $1 million. The sale of the BARLACO land has been classified as Continuing Operations because BARLACO was initially formed with the sole purpose of selling land.
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
Rate Relief – Connecticut Water is a regulated public utility, which provides water services to its customers. The rates that regulated companies charge their water customers are subject to the jurisdiction of the regulatory authority of the DPUC.
In July, the Company filed a rate application with the DPUC for the newly merged Connecticut Water requesting an increase in rates of approximately $14.6 million or 30%. On January 16, 2007, the DPUC issued its final decision and approved a Settlement Agreement, negotiated with the Office of Consumer Counsel and the DPUC’s Prosecutorial Staff, that allowed Connecticut Water an increase of revenues of approximately $10,940,000, or 22.3%. The Settlement Agreement allowed Connecticut Water to defer part of the revenues on its books as it recognizes the increase in two phases through customer rate changes. As part of the Settlement Agreement, Connecticut Water will also be able to recover carrying and operating costs related to a maximum of $15.5 million of capital investments made in 2007, upon a determination by the DPUC that the investments were made in the best interests of our customers. Additionally, Connecticut Water agreed not to apply for a general rate increase that would become effective prior to January 1, 2010.
In any future rate proceedings, the DPUC may authorize Connecticut Water to charge rates which the DPUC considers to be sufficient to recover the normal operating expenses, to provide funds for adding new or replacing water infrastructure, and to allow Connecticut Water an opportunity to earn what the DPUC considers to be a fair and reasonable return on our invested capital.
Land Dispositions – The Company and its subsidiaries own additional parcels of land in Connecticut, which may be suitable in the future for disposition, either by sale or by donation to municipalities, other local governments or private charitable entities. These additional parcels would include certain Class I and II parcels previously identified by the Connecticut DEP, which have restrictions on development and resale.

In previous years, the Company generated a substantial portion of its net income in land donations and sales. However, land donations are not expected to generate income at historical levels in future periods. Currently, there are no material donations planned for 2007.
Taxes – The Company and its subsidiaries may be subject to a higher tax burden through changes in state legislation. Also, the Company’s future property tax burden may increase if state aid to towns is decreased.
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
Regulated water companies, including Connecticut Water, are subject to various federal and state regulatory agencies concerning water quality and environmental standards. Generally, the water industry is materially dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant. The ability to maintain our operating costs at the lowest possible level, while providing good quality water service, is beneficial to customers and stockholders. Profitability is also dependent on the timeliness of rate relief to be sought from, and granted by, the DPUC, when necessary, and numerous factors over which we have little or no control, such as the quantity of rainfall and temperature, industrial demand, financing costs, energy rates, tax rates, and stock market trends which may affect the return earned on pension assets, and compliance with environmental and water quality regulations. The profitability of our other revenue sources is subject to the amount of land we have available for sale and/or donation, the demand for the land, the continuation of the current state tax benefits relating to the donation of land for open space purposes, regulatory approval of land dispositions, the demand for telecommunications antenna site leases and the successful extensions and expansion of our service contract work. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The primary market risk faced by the Company is interest rate risk. As of December 31, 2006, the Company had no exposure to derivative financial instruments or financial instruments with significant credit risk or off-balance-sheet risks. In addition, the Company is not subject in any material respect to any currency or other commodity risk.
The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries and the use of the interest rate swap agreement discussed below. The Company has $15,000,000 current lines of credit with three banks, under which interim bank loans payable at December 31, 2006 were $5,250,000.

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
Management believes that changes in interest rates will not have a material effect on income or cash flow during 2007, although there can be no assurances that interest rates will not significantly change.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Connecticut Water Service, Inc., and the Notes to Consolidated Financial Statements together with the report of PricewaterhouseCoopers LLP are included herein on pages F-2 through F-29.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures – As of December 31, 2006, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting – Internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. We have used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in conducting our evaluation of the effectiveness of the internal control over financial reporting. Based on our evaluation, we concluded that the Company’s internal control over financial reporting is effective as of December 31, 2006. Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of

December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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
ITEM 9B. OTHER INFORMATION
None

PART III
Pursuant to General Instruction G(3), the information called for by Items 10, (except for information concerning the executive officers of the Company) 11, 12, 13 and 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed on EDGAR on or about March 31, 2007. Certain information concerning the executive officers of the Company is included as Item 10 of this report.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following is a list of the executive officers of the Company:

				Period Held or	Term of Office
Name	Age in 2007		Office	Prior Position	Expires
M. T. Chiaraluce	64	Chairman of the Board and Executive Officer		Held position of President since January 1992 and position of Chief Executive Officer since July 1992 until his retirement as of March 1, 2006	2007 Annual Meeting

E. W. Thornburg	47	President, Chief Executive Officer		Held position since March 1, 2006	2007 Annual Meeting

D. C. Benoit	49	Vice President – Finance, Chief Financial Officer and Treasurer		Held current position or other executive position with the company since April 1996	2007 Annual Meeting

T. P. O’Neill	53	Vice President – Operations & Engineering		Held current position or other engineering position with the Company since February 1980	2007 Annual Meeting

M. P. Westbrook	47	Vice President – Administration and Government Affairs		Held current position or other management position with the Company since September 1988	2007 Annual Meeting

				Period Held or	Term of Office
Name	Age in 2007		Office	Prior Position	Expires
T. R. Marston	54	Vice President – Planning & Treatment		Held current position or other management position with the Company since June 1974.	2007 Annual Meeting

D. J. Meaney	47	Corporate Secretary		Held current position or other communications position with the Company since August 1994	2007 Annual Meeting
For further information regarding the executive officers see the Company’s Proxy Statement dated March 31, 2007.
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) 1. Financial Statements:
The report of independent registered public accounting firm and the Company’s Consolidated Financial Statements listed in the Index to Consolidated Financial Statements on page F-1 hereof are filed as part of this report, commencing on page F-2.
2.	Financial Statement Schedule:

The following schedule of the Company is included on the attached page as indicated:

Schedule II Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2006, 2005, and 2004	S-1
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:
We have completed integrated audits of Connecticut Water Service, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of comprehensive income present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
PricewaterhouseCoopers LLP
Boston, Massachusetts
March 15, 2007

Connecticut Water service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, (in thousands, except per share data)	2006	2005	2004
Operating Revenues	$46,945	$47,453	$46,008

Operating Expenses
Operation and Maintenance	26,451	23,860	22,053
Depreciation	5,881	5,724	5,570
Income Taxes	2,055	2,517	2,685
Taxes Other Than Income Taxes	5,575	5,385	5,179

Total Operating Expenses	39,962	37,486	35,487

Net Operating Revenues	6,983	9,967	10,521

Other Utility Income, Net of Taxes	542	571	520

Total Utility Operating Income	7,525	10,538	11,041

Other Income (Deductions), Net of Taxes
Gain (Loss) on Property Transactions	2,063	(61)	1,206
Non-Water Sales Earnings	515	463	380
Allowance for Funds Used During Construction	458	521	410
Other	608	(712)	(423)

Total Other Income, Net of Taxes	3,644	211	1,573

Interest and Debt Expenses
Interest on Long-Term Debt	3,526	2,929	2,909
Other Interest Charges	514	294	204
Amortization of Debt Expense	421	360	338

Total Interest and Debt Expenses	4,461	3,583	3,451

Income from Continuing Operations	6,708	7,166	9,163
Discontinued Operations, Net of Tax of $(244), $1,720 and $238 in 2006, 2005 and 2004, respectively	243	3,158	231

Net Income	6,951	10,324	9,394

Preferred Stock Dividend Requirement	38	38	38

Total Net Income Applicable to Common Stock	$6,913	$10,286	$9,356

Weighted Average Common Shares Outstanding:
Basic	8,188	8,094	7,999
Diluted	8,237	8,143	8,039

Earnings Per Common Share:
Basic — Continuing Operations	$0.81	$0.89	$1.15
Basic — Discontinued Operations	0.03	0.38	0.02

Basic	$0.84	$1.27	$1.17

Diluted — Continuing Operations	$0.81	$0.88	$1.14
Diluted — Discontinued Operations	0.03	0.38	0.02

Diluted	$0.84	$1.26	$1.16

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (in thousands)	2006	2005	2004
Net Income	$6,913	$10,286	$9,356

Other Comprehensive Income, net of tax
Qualified cash flow hedging instrument net of tax of $(22), $129, and $58 in 2006, 2005, and 2004, respectively	(45)	207	87
Adjustment to initially apply FASB 158, net of tax of $(103) in 2006	(152)	—	—

Comprehensive Income	$6,716	$10,493	$9,443

The accompanying notes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except share amounts)	2006	2005
ASSETS
Utility Plant	$364,057	$340,755
Construction Work in Progress	2,755	5,505
Utility Plant Acquisition Adjustments	(1,220)	(1,273)

	365,592	344,987
Accumulated Provision for Depreciation	(102,405)	(97,284)

Net Utility Plant	263,187	247,703

Other Property and Investments	4,905	4,542

Cash and Cash Equivalents	1,377	4,439
Restricted Cash	—	2,628
Accounts Receivable (Less Allowance, 2006 - $285; 2005 - $256)	5,305	5,888
Accrued Unbilled Revenues	4,233	3,918
Materials and Supplies, at Average Cost	900	860
Prepayments and Other Current Assets	2,335	1,274
Short-Term Investment	—	6,815
Barlaco Assets Held for Sale	—	324

Total Current Assets	14,150	26,146

Unamortized Debt Issuance Expense	7,398	7,823
Unrecovered Income Taxes	11,425	12,986
Post-Retirement Benefits Other Than Pension	6,023	1,595
Goodwill	3,608	3,608
Deferred Charges and Other Costs	4,497	1,632

Total Regulatory and Other Long-Term Assets	32,951	27,644

Total Assets	$315,193	$306,035

CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value:
Authorized - 25,000,000 Shares — Issued and Outstanding:
2006 - 8,270,394; 2005 - 8,169,627	$60,165	$58,005
Retained Earnings	35,676	35,777
Accumulated Other Comprehensive Income	97	294

Common Stockholders’ Equity	95,938	94,076
Preferred Stock	772	847
Long-Term Debt	77,347	77,404

Total Capitalization	174,057	172,327

Interim Bank Loans Payable	5,250	4,750
Current Portion of Long-Term Debt	7	2,331
Accounts Payable and Accrued Expenses	6,048	4,776
Accrued Taxes	464	154
Accrued Interest	887	699
Other Current Liabilities	314	519

Total Current Liabilities	12,970	13,229

Advances for Construction	32,183	29,355

Contributions in Aid of Construction	47,217	45,709

Deferred Federal and State Income Taxes	26,002	24,915

Unfunded Future Income Taxes	7,208	11,273

Long-Term Compensation Arrangements	13,933	7,541

Unamortized Investment Tax Credits	1,623	1,686

Commitments and Contingencies

Total Capitalization and Liabilities	$315,193	$306,035

The accompanying notes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (in thousands)	2006	2005	2004
Operating Activities:
Net Income	$6,951	$10,324	$9,394
Discontinued Operations	243	3,158	231

Income from Continuing Operations	6,708	7,166	9,163

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Sale of BARLACO Assets Sold	(980)	—	—
Allowance for Funds Used During Construction	(491)	(575)	(418)
Depreciation (including $396 in 2006, $188 in 2005, and $253 in 2004 charged to other accounts)	6,277	5,912	5,763
Change in Assets and Liabilities:
(Increase) in Accounts Receivable and Accrued Unbilled Revenues	268	(342)	(769)
(Increase) Decrease in Other Current Assets	(805)	2,600	288
(Increase) in Other Non-Current Items	(549)	(556)	(469)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	690	(3,603)	1,674
(Decrease) Increase in Deferred Income Taxes and Investment Tax Credits, Net	(1,492)	2,332	996

Total Adjustments	2,918	5,768	7,065

Net Cash and Cash Equivalents Provided by (Used In) Continuing Operations	9,626	12,934	16,228
Net Cash and Cash Equivalents Provided by (Used In) Discontinued Operations	243	(185)	497

Net Cash and Cash Equivalents Provided by (Used In) Operating Activities	9,869	12,749	16,725

Investing Activities:
Company Financed Additions to Utility Plant	(16,199)	(14,256)	(8,398)
Advances from Others for Construction	(1,102)	(1,955)	(2,057)

Net Additions to Utility Plant Used in Continuing Operations	(17,301)	(16,211)	(10,455)
Proceeds from Sale of BARLACO Assets Sold (Net of $35 in Transaction Costs)	965	—	—
Proceeds from Sale of Barnstable Water Company Assets (Net of $114 in Transaction Costs)	—	9,885	—
Release of Restricted Cash	2,686	—	—
Sale (Purchase) of Short Term Investments	6,922	(6,713)	—

Net Cash and Cash Equivalents Used in Investing Activities in Continuing Operations	(6,728)	(13,039)	(10,455)
Net Cash and Cash Equivalents Used in Investing Activities in Discontinued Operations	—	(171)	(172)

Net Cash Used in Investing Activities	(6,728)	(13,210)	(10,627)

Financing Activities:
Net Proceeds from Interim Bank Loans	5,250	4,750	5,650
Net Repayment of Interim Bank Loans	(4,750)	(5,650)	(9,700)
Proceeds from Issuance of Common Stock	1,401	2,038	1,751
Proceeds from Issuance of Long-Term Debt	—	12,282	23,581
Redemption of Preferred Stock	(75)	—	—
Repayment of Long-Term Debt Including Current Portion	(2,381)	(665)	(21,764)
Costs Incurred to Issue Long-Term Debt and Common Stock	(4)	(934)	(1,309)
Advances from Others for Construction	1,102	1,955	2,057
Proceeds from Exercise of Stock Options	284	455	—
Cash Dividends Paid	(7,030)	(6,838)	(6,525)

Net Cash and Cash Equivalents Provided by (Used in) Financing Activities in Continuing Operations	(6,203)	7,393	(6,259)
Net Cash and Cash Equivalents Provided by (Used in) Financing Activities in Discontinued Operations	—	(3,200)	(254)

Net Cash and Cash Equivalents Provided by (Used in) Financing Activities	(6,203)	4,193	(6,513)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,062)	3,732	(415)
Cash and Cash Equivalents at Beginning of Year	4,439	707	1,122

Cash and Cash Equivalents at End of Year	$1,377	$4,439	$707

Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant (see Note 1 for details)	$3,295	$1,231	$2,337
Short-term Investment of Bond Proceeds Held in Trust	$—	$2,628	$—
Supplemental Disclosures of Cash Flow Information:
Cash Paid for Continuing Operations During the Year for:
Interest	$4,159	$3,511	$3,440
State and Federal Income Taxes	$1,176	$3,515	$1,383

Cash Paid for Discontinued Operations During the Year for:
Interest	$—	$106	$141
State and Federal Income Taxes	$73	$410	$31
The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated financial statements include the operations of Connecticut Water Service, Inc. (the Company), an investor-owned holding company and its six wholly owned subsidiaries, listed below:
The Connecticut Water Company (Connecticut Water)
Chester Realty, Inc. (Chester Realty)
New England Water Utility Services, Inc. (NEWUS)
The Barnstable Holding Company
The Barnstable Water Company (Barnstable Water)
BARLACO, Inc. (BARLACO)
Connecticut Water is our sole public water utility company serving 83,247 customers in 41 towns throughout Connecticut. During 2006, The Crystal Water Company of Danielson (Crystal) and The Unionville Water Company (Unionville) were merged into Connecticut Water.
Chester Realty is a real estate company whose net profits from rental of property are included in the Other Income (Deductions), Net of Taxes section of the Consolidated Statements of Income in the Non-Water Sales Earnings category. During 2006, Crystal Water Utilities Corporation was merged into Chester Realty.
NEWUS is engaged in water-related services, including the Linebacker® program, emergency drinking water, pool water and contract operations. Its earnings are included in the Non-Water Sales Earnings category in the Other Income (Deductions), Net of Taxes section of the Consolidated Statements of Income. During 2006, Connecticut Water Emergency Services, Inc. was merged into NEWUS.
Barnstable Holding Company is an inactive holding company, owning the stock of two other inactive companies, Barnstable Water and BARLACO. Barnstable Water was a public water utility company serving customers in Barnstable, Massachusetts, until the Company sold the assets of Barnstable Water to the Town of Barnstable, Massachusetts in May 2005. After the sale and through February 2006, Barnstable Water operated the system under a management contract for the Town of Barnstable, Massachusetts. In February 2006, the Town of Barnstable, Massachusetts terminated the management contract with Barnstable Water. BARLACO is a real estate company which held real estate for sale. In February 2006, BARLACO sold all of its real estate holdings to the Town of Barnstable. We expect that these three inactive companies will be merged or dissolved during 2007.
Intercompany accounts and transactions have been eliminated.
PUBLIC UTILITY REGULATION – Our public water utility company is subject to regulation for rates and other matters by the Connecticut Department of Public Utility Control (DPUC) and follows accounting policies prescribed by the DPUC. The Company prepares its financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP), which includes the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation,” (SFAS 71). SFAS 71 requires cost-based, rate-regulated enterprises, such as Connecticut Water, to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which the costs would be charged to expense by an unregulated enterprise. The balance sheets include regulatory assets and liabilities as appropriate, primarily related to income taxes and post-retirement benefit costs. In accordance with SFAS 71, costs which benefit future periods, such as tank painting, are expensed over the periods they benefit. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of SFAS 71. Material regulatory assets are earning a return.
USE OF ESTIMATES – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
REVENUES – Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as public fire protection customers who are billed monthly. Most customers, except fire protection customers are metered. Revenues from metered customers are based on their usage multiplied by approved, regulated rates. Public fire protection charges are based on the length of the water main and number of hydrants in service. Private fire protection charges are based on the diameter of the connection to the water main. Our water companies accrue an estimate for the amount of revenues relating to sales earned but unbilled at the end of each quarter.
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
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Allowance For Funds Used During Construction – Allowance for Funds Used During Construction (AFUDC) is the cost of debt and equity funds used to finance the construction of utility plant. The amount shown on the Consolidated Statements of Income relates to the equity portion. The debt portion is included in Other Interest Charges. Generally, utility plant under construction is not recognized as part of rate base for ratemaking purposes until facilities are placed into service, and accordingly, AFUDC is charged to the construction cost of utility plant. Capitalized AFUDC, which does not represent current cash income, is recovered through rates over the service lives of the facilities.
In order for certain water system acquisitions made in and after 1995 to not degrade earnings, Connecticut Water has received DPUC approval to record AFUDC on certain of its investments in these systems. Through December 31, 2006, Connecticut Water has capitalized approximately $3.9 million of AFUDC relating to financing these acquisitions. As part of the Company’s most recent rate decision, approved on January 16, 2007 and effective as of January 1, 2007, the DPUC has approved the inclusion of this capitalized amount in rate base.
Connecticut Water’s allowed rate of return on rate base is used to calculate its AFUDC.
Customers’ Advances For Construction, Contributed Plant and Contributions In Aid Of Construction –Under the terms of construction contracts with real estate developers and others, Connecticut Water periodically receives either advances for the costs of new main installations or title to the main after it is constructed and financed by the developer. Refunds are made, without interest, as services are connected to the main, over periods not exceeding fifteen years and not in excess of the original advance. Unrefunded balances, at the end of the contract period, are credited to contributions in aid of construction (CIAC) and are no longer refundable.
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
The components that comprise Net Additions to Utility Plant during the last three years are as follows:
in thousands

	2006	2005	2004
Additions to Utility Plant:
Company Financed	$16,199	$14,256	$8,398
Allowance for Funds Used During Construction	491	575	418

Subtotal – Utility Plant Increase to Rate Base	16,690	14,831	8,816
Non-Cash Contributed Plant	3,295	1,231	2,337
Advances from Others for Construction	1,102	1,955	2,057

Subtotal – Gross Additions to Utility Plant	21,087	18,017	13,210
Less: Non-Cash Contributed Plant	3,295	1,231	2,337

Net Additions to Utility Plant – Continuing Operations	17,792	16,786	10,873
Plus: Discontinued Operations	—	171	172

Net Additions to Utility Plant	$17,792	$16,957	$11,045
Depreciation – Over 99% of the Company’s depreciable plant is owned by Connecticut Water. Depreciation is computed on a straight-line basis at various rates as approved by the state regulators on a company by company basis. Depreciation allows the utility to recover the investment in utility plant over its useful life. The overall consolidated company depreciation rate, based on the average balances of depreciable property, was 2.0% for 2006, 2005, and 2004.
INCOME TAXES – The Company provides income tax expense for its utility operations in accordance with the regulatory accounting policies of the applicable jurisdictions. The Connecticut DPUC requires the flow-through method of accounting for most state tax temporary differences as well as for certain federal temporary differences.
The Company computed deferred tax liabilities for all temporary book-tax differences using the liability method prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. Deferred tax liabilities that have not been reflected in tax expense due to regulatory treatment are described as unfunded future income taxes, and are expected to be recoverable in future years’ rates.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

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
STOCK OPTIONS – In the past, the Company has issued stock options to certain employees; but has not done so since 2003. For more information regarding stock based compensation, please see Note 14, Stock Based Compensation Plans.
UNAMORTIZED DEBT ISSUANCE EXPENSE – The issuance costs of long-term debt, including the remaining balance of issuance costs on long-term debt issues that have been refinanced prior to maturity, and related call premiums, are amortized over the respective lives of the outstanding debt, as approved by the state regulators.
GOODWILL – The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that goodwill no longer be amortized on a ratable basis. In accordance with SFAS 142, goodwill must be allocated to reporting units and reviewed for impairment at least annually. The Company utilized a net income valuation approach in the performance of the annual goodwill impairment test. As of December 31, 2006, there was no impairment of the Company’s goodwill.
EARNINGS PER SHARE – The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the years ended December 31, 2006, 2005, and 2004.

Years ended December 31,	2006	2005	2004

Basic earnings per share from Continuing Operations	$0.81	$0.89	$1.15
Dilutive effect of unexercised stock options	—	0.01	0.01

Diluted earnings per share	$0.81	$0.88	$1.14

Numerator (in thousands):

Basic income from Continuing Operations	$6,708	$7,166	$9,163
Diluted income from Continuing Operations	$6,708	$7,166	$9,163

Denominator (in thousands):

Basic weighted average shares outstanding	8,188	8,094	7,999
Dilutive effect of unexercised stock options	49	19	40

Diluted weighted average shares outstanding	8,237	8,113	8,039

RECLASSIFICATIONS AND REVISIONS – Certain reclassifications have been made to conform previously reported data to the current presentation.
Within the Consolidated Statements of Income, the Company has reclassified certain expenses and revenues to different sections of the income statement as a result of the rate treatment called for in Connecticut Water’s 2006 rate case and the subsequent January 2007 rate decision. Expenses that were not allowed for rate making purposes have been reclassified from utility operating expenses to Other Income (Deductions). Revenues and certain Interest Income which were previously considered revenues for rate making purposes have been reclassified from Non-Water Sales and Interest Income to Other Utility Income.
These reclassifications had no effect on the overall Income from Continuing Operations, but they allow the reader to compare results between years in a more meaningful manner. Overall the reclassifications had the following impact on previously reported Income Statement line items:
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Increase (Decrease) to Segment Earnings

	2005	2004
Water Activities Segment
Operation and Maintenance Expense	$654,000	$283,000
Income Taxes	(179,000)	(91,000)
Other Utility Income, Net of Taxes	571,000	520,000
Other Income (Deductions), Net of Taxes – Allowance for Funds Used During Construction	(117,000)	(11,000)
Other Income (Deductions), Net of Taxes – Other	(881,000)	(543,000)
Interest on Long-Term Debt	8,000	9,000
Other Interest Charges	426,000	282,000

Total Water Activities Segment	$482,000	$449,000
Services and Rental Segment
Other Income (Deductions), Net of Taxes – Non-Water Sales Earnings	$(482,000)	$(449,000)

Total Services and Rental Segment	$(482,000)	$(449,000)

Net Effect on Continuing Operations	$0	$0
For additional information please see Footnote 15, Segment Reporting.
NEW ACCOUNTING PRONOUNCEMENTS – In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which prescribes a recognition and measurement threshold process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006; as such we will be required to adopt this interpretation in the first quarter of 2007. The Company is in the process of determining the impact, if any, the adoption of FIN 48 will have on our consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces Accounting Principals Board (APB) No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for years beginning after December 15, 2006; as such we will be required to adopt this SFAS in the first quarter of 2007. The Company currently does not believe that there will be a material impact on our consolidated financial statement upon adoption.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 provides a single definition of fair value, a framework for measuring fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2006; as such we will be required to adopt this SFAS in the first quarter of 2007. The Company is currently evaluating the impact the adoption of SFAS 157 will have on our consolidated financial statements and does not expect the impact of implementation to be material.
NOTE 2: SALE OF BARNSTABLE WATER COMPANY ASSETS – DISCONTINUED OPERATIONS
On May 20, 2005, the Company completed the sale of the assets of one of its Massachusetts’ subsidiaries, Barnstable Water, to the Town of Barnstable, Massachusetts. Upon completion of the sale, the Town of Barnstable and Barnstable Water entered into a one year management contract for Barnstable Water to provide the Town with full operating and management services for the water system’s operations. Under the terms of the one year management contract, Barnstable Water was paid $130,000 a month for operating and management services performed by Barnstable Water for the Town of Barnstable. This management contract could be terminated within the 12 month period by 30 days written notice by either party. In January 2006, the Company received notice of termination. The last day of the operating contract was February 7, 2006.
The Company received $10.0 million in gross proceeds from the sale of its water utility assets, advances, and contribution in aid of construction. The gain, net of income taxes of $1.6 million was $3.0 million in 2005 and has been included in Net Income from Discontinued Operations.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The sale of Barnstable Water’s assets has been classified as ‘Discontinued Operations’ in the Consolidated Statements of Income as there will be no continuing involvement due to the termination of the management contract with the Town of Barnstable. All of the results of Barnstable Water, including current and prior years and the gain on the sale of the utility’s assets, have been reclassified and are included as ‘Discontinued Operations’.
Discontinued Operations for the years ended December 31, 2006, 2005 and 2004 was comprised of the following:

	Year ended December 31,
(in thousands)	2006	2005	2004
Water Activities:
Operating Revenues	$—	$802	$2,485
Income Taxes	(244)	(9)	191
Utility Operating Income	$243	$(11)	$155

Services and Rentals:
Revenues	$12	$1,067	$168
Income Taxes	12	132	47
Income from Services and Rentals	$—	$213	$76

Gain on Sale of Assets:
Gross Proceeds	$—	$10,000	$—
Income Taxes	—	1,597	—
Gain on Sale of Assets	$—	$2,956	$—

Total Net Income from Discontinued Operations	$243	$3,158	$231

NOTE 3: SALE OF BARLACO ASSETS
The agreement the Town of Barnstable entered into with the Company to purchase Barnstable Water’s assets also included a provision whereby the Town of Barnstable would acquire, through a bargain sale purchase, all of the land owned by BARLACO for an additional $1 million. The BARLACO land was sold in February 2006. The Company has recorded a gain on the bargain land sale for 2006 of $980,000. This gain is reported on the Gain (Loss) on Property Transactions line of the Consolidated Statements of Income.
NOTE 4: INCOME TAX EXPENSE
Income Tax Expense from Continuing Operations for the years ended December 31, is comprised of the following:

(in thousands)	2006	2005	2004

Federal Classified as Operating Expense from Continuing Operations	$2,080	$2,400	$2,401
Federal Classified as Other Utility Income from Continuing Operations	232	251	221
Federal Classified as Other Income from Continuing Operation:
Land Sales	287	132	—
Land Donation	(892)	87	(280)
Non-Water Sales	264	216	190
Other	(981)	179	(74)

Total Federal Income Tax Expense from Continuing Operations	990	3,265	2,458

State Classified as Operating Expense from Continuing Operations	(26)	(62)	193
State Classified as Other Utility Income from Continuing Operations	68	60	67
State Classified as Other Income from Continuing Operations:
Land Sales	89	31	—
Land Donation	(902)	225	(965)
Non-Water Sales	79	59	51
Other	(191)	34	31

Total State Income Tax Expense (Benefit) from Continuing Operations	(883)	347	(623)

Total Income Tax Expense from Continuing Operations	$107	$3,612	$1,835

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The components of the Federal and State income tax provisions from Continuing Operations are:

(in thousands)	2006	2005	2004

Current from Continuing Operations:
Federal	$1,165	$1,758	$1,817
State	221	(377)	240

Total Current from Continuing Operations	1,386	1,381	2,057

Deferred Income Taxes from Continuing Operations, Net:
Federal
Investment Tax Credit	(63)	(62)	(64)
Land Donations	(501)	388	(94)
Depreciation	1,173	721	868
Other	(784)	459	(70)

Total Federal from Continuing Operations	(175)	1,506	640

State from Continuing Operations
Land Donations	(134)	(25)	(724)
Other	(970)	750	(138)

Total State from Continuing Operations	(1,104)	725	(862)

Total Deferred Income Taxes from Continuing Operations, Net	(1,279)	2,231	(222)

Total from Continuing Operations	$107	$3,612	$1,835

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Deferred income tax (assets) and liabilities are categorized as follows on the Consolidated Balance Sheets:

(in thousands)	2006	2005

Unrecovered Income Taxes	$(11,425)	$(12,986)
Deferred Federal and State Income Taxes	26,002	24,915
Unfunded Future Income Taxes	7,208	11,273
Unamortized Investment Tax Credit	1,623	1,686
Other	(80)	(68)

Net Deferred Income Tax Liability	$23,328	$24,820

Deferred income tax (assets) and liabilities are comprised of the following:

(in thousands)	2006	2005

Charitable Contribution Carryforward (1)	$(1,326)	$290
Tax Credit Carryforward (2)	(1,349)	(1,335)
Alternative Minimum Tax Carryforward	(4)	(225)
Prepaid Income Taxes on CIAC	(72)	(128)
Prepaid FIT on Services	(171)	(126)
Other Comprehensive Income	63	188
Accelerated Depreciation	25,822	24,628
Net of AFUDC and Capitalized Interest	186	225
Unamortized Investment Tax Credit	1,623	1,686
Other	(1,444)	(383)

Net Deferred Income Tax Liability	$23,328	$24,820

(1)	2006 charitable contribution carryover expires beginning in 2007 and ending in 2011.
(2)	State tax credit carry-forwards expire beginning 2016 and ending in 2019.
The calculation of Pre-Tax Income from Continuing Operations is as follows:

(in thousands)	2006	2005	2004

Pre-Tax Income
Income from Continuing Operations	$6,708	$7,166	$9,163
Income Taxes	107	3,612	1,835

Total Pre-Tax Income from Continuing Operations	$6,815	$10,778	$10,998

In accordance with required regulatory treatment, deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate. The differences between the effective income tax rate recorded by the Company and the statutory federal tax rate are as follows:

	2006	2005	2004

Federal Statutory Income Tax Rate	34.0%	34.0%	34.0%
Tax Effect of Differences:
State Income Taxes Net of Federal Benefit:
State Income Tax Excluding Land Donation Benefit	0.6%	0.7%	2.1%
Land Donation Benefit	(0.7%)	1.4%	(5.8%)
Reversal of Regulatory Liability	(14.4%)	—	—
Adjustment to Taxes Due to Closed IRS Examination	(14.3%)	—	—
Depreciation	2.6%	1.6%	1.7%
Charitable Contribution – Land Donation	(7.7%)	0.8%	(5.5%)
Pension Costs	7.7%	(3.3%)	(2.7%)
Allowance for Funds Used During Construction	(2.9%)	(1.4%)	(1.2%)
Change in Estimate of Prior Year Income Tax Expense	0.6%	(2.5%)	(1.4%)
Rate Case Expense	(3.6%)	—	—
Other	(0.3%)	2.2%	(4.5%)

Effective Income Tax Rate for Continuing Operations	1.6%	33.5%	16.7%

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 5: COMMON STOCK
The Company has 25,000,000 authorized shares of common stock, no par value. A summary of the changes in the common stock accounts for the period January 1, 2004 through December 31, 2006, appears below:

		Issuance
(in thousands, except share data)	Shares	Amount	Expense	Total

Balance, January 1, 2004	7,967,379	$55,360	$(1,594)	$53,766

Stock and equivalents issued through Performance Stock Program	6,893	138	—	138
Dividend Reinvestment Plan	60,927	1,622	(3)	1,619
Tax adjustment on prior year stock options exercised	—	(9)	—	(9)

Balance, December 31, 2004	8,035,199	$57,111	$(1,597)	$55,514

Stock and equivalents issued through Performance Stock Program	29,379	99	—	99
Dividend Reinvestment Plan	60,486	1,529	—	1,529
Stock Options Exercised	44,563	865	(2)	863

Balance, December 31, 2005	8,169,627	$59,604	$(1,599)	$58,005

Stock and equivalents issued through Performance Stock Program	23,058	323	—	323
Dividend Reinvestment Plan	60,747	1,401	—	1,401
Stock Options Exercised	16,962	441	(2)	439
Other Paid in Capital	—	(3)	—	(3)

Balance, December 31, 2006(1)	8,270,394	$61,766	$(1,601)	$60,165

(1)	Includes 37,370 restricted shares and 57,607 common stock equivalent shares issued through the Performance Stock Programs through December 31, 2006.
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
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 6: ANALYSIS OF RETAINED EARNINGS
The summary of the changes in Retained Earnings for the period January 1, 2004 through December 31, 2006, appears below:

(in thousands, except per share data)	2006	2005	2004

Balance, Beginning of Year	$35,777	$32,264	$29,549
Net Income	6,951	10,324	9,394

	42,728	42,588	38,943

Dividends Declared:
Cumulative Preferred Stock, Series A, $.80 Per Share	12	12	12
Cumulative Preferred Stock, Series $.90, $.90 Per Share	26	26	26

Common Stock:
2006 $0.855 Per Share	7,014	—	—
2005 $0.845 Per Share	—	6,773	—
2004 $0.835 Per Share	—	—	6,641

	7,052	6,811	6,679

Balance, End of Year	$35,676	$35,777	$32,264

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each of the following financial instruments.
CASH AND CASH EQUIVALENTS – Cash equivalents consist of highly liquid instruments with original maturities at the time of purchase of three months or less. The carrying amount approximates fair value.
LONG-TERM DEBT – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company. As of December 31, 2006 and 2005, the estimated fair value of the Company’s long-term debt was $78,574,000 and $75,609,000, respectively, as compared to the carrying amounts of $77,347,000 and $77,404,000, respectively.
The fair values shown above have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Values of Financial Instruments” and do not purport to represent the amounts at which those obligations would be settled.
INTEREST RATE SWAP – In 2004, Connecticut Water entered into a five-year interest rate swap associated with its $12.5 million 2004 series variable rate unsecured water facilities revenue refinancing bonds. This was done to manage the Company’s exposure to fluctuations in prevailing interest rates. The swap agreement qualifies for hedge treatment under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The fair value of the interest rate swap included in the Company’s Consolidated Balance sheet in “Deferred Charges and Other Costs” was approximately $414,000 and $482,000 at December 31, 2006 and December 31, 2005, respectively. Changes in the fair value of this derivative instrument are recorded in “Accumulated Other Comprehensive Income” in Common Stockholders’ Equity.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 8: LONG-TERM DEBT
Long-Term Debt at December 31, consisted of the following:

(in thousands)	2006	2005

Connecticut Water Company
Unsecured Water Facilities Revenue Bonds
5.05% 1998 Series A, Due 2028	$9,640	$9,640
5.125% 1998 Series B, Due 2028	7,635	7,685
4.40% 2003A Series, Due 2020	8,000	8,000
5.00% 2003C Series, Due 2022	14,930	14,930
Var. 2004 Series Variable Rate, Due 2029	12,500	12,500
Var. 2004 Series A, Due 2028	5,000	5,000
Var. 2004 Series B. Due 2028	4,550	4,550
5.00% 2005 A Series, Due 2040	15,000	15,000
Secured Bonds
8.125% Farmington Savings Bank, Due 2011	—	842
3.56% State of Connecticut, Due 2023	—	1,471

Total Connecticut Water Company	77,255	79,618

Chester Realty
Regulated Secured
5.45% Westbank, Due 2017	99	105
Unregulated Notes Payable
6% Note Payable, Due 2006	—	12

Total Chester Realty	99	117

Total Connecticut Water Service, Inc.	77,354	79,735

Less Current Portion	(7)	(2,331)

Total Long-Term Debt	$77,347	$77,404

The Company’s principal payments required for years 2007 — 2011 are as follows:

(in thousands)
2007 -	$7
2008 -	$7
2009 -	$8
2010 -	$8
2011 -	$8
As a result of the merger of Unionville into Connecticut Water, the outstanding Secured Bonds as of December 31, 2005 were paid off during 2006. Additionally, bonds that were issued by Crystal or Unionville are now shown under Connecticut Water in the table above.
In November 2005, Connecticut Water borrowed $10 million through the issuance of Water Facilities Revenue Bonds by the Connecticut Development Authority (Authority) sold in one series with an interest rate of five percent maturing on October 1, 2040. The proceeds from the sale of the bonds have been used to finance construction and installation of various capital improvements to the Company’s existing water system.
In November 2005, Crystal borrowed $5 million through the issuance of Water Facilities Revenue Bonds by the Authority sold in a single series with an interest rate of five percent maturing on October 1, 2040. The Crystal Water Company Series A Water Facility Revenue Bonds may be initially called for redemption on October 1, 2009 at 100% plus accrued interest. The proceeds of the sale of the bonds have been used to finance the construction of a water treatment plant in the Town of Killingly, CT and to facilitate the interconnection of two systems in the Town of Killingly. In the table above, the $5 million Water Facilities Revenue Bonds has been combined with Connecticut Water $10 million Water Facilities Revenue Bonds to show a total of $15 million.
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
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

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
There are no mandatory sinking fund payments required on Connecticut Water’s outstanding Unsecured Water Facilities Revenue Refinancing Bonds. However, the 1998 Series A and B and the 2003 Series A and C Unsecured Water Facilities Revenue Refinancing Bonds provide for an estate redemption right whereby the estate of deceased bondholders or surviving joint owners may submit bonds to the Trustee for redemption at par, subject to a $25,000 per individual holder and a 3% annual aggregate limitation.
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
NOTE 9: PREFERRED STOCK
The Company’s Preferred Stock at December 31, consisted of the following:

(in thousands, except share data)	2006	2005

Connecticut Water Service, Inc.
Cumulative Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares	$300	$300
Cumulative Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares, Issued and Outstanding 29,499 Shares	472	472

	772	772

Barnstable Water Company
6% Cumulative, $100 Par Value; Authorized, Issued and Outstanding 750 Shares	—	75

Total Preferred Stock	$772	$847

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
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

On September 29, 2006, the Board of Directors of Barnstable Water approved the redemption of all 750 issued and outstanding shares of Barnstable Water’s 6% Cumulative Preferred Stock, effective November 1, 2006, at $105. Barnstable Water paid Preferred Dividends of $4,500 in each of 2006, 2005 and 2004. These dividends are included in the Other category of the Other Income (Deductions) section of the Consolidated Statements of Income. These preferred shareholders had 1/10 of a common vote for matters related to Barnstable Water.
NOTE 10: BANK LINES OF CREDIT
The Company’s total available lines of credit totaled $15,000,000 and $15,500,000 at December 31, 2006 and 2005, respectively. The lines have lives that range from 12 to 29 months, which expire during 2007 and 2008. The Company expects the lines of credit to be renewed upon their expiration. As of December 31, 2006 and 2005, the outstanding bank lines of credit were $5,250,000 and $4,750,000 respectively. Bank commitment fees associated with the lines of credit were approximately $37,500 in 2006, 2005, and 2004 respectively.
At December 31, 2006 and 2005, the weighted average interest rates on short-term borrowings outstanding were 5.735% and 4.62%, respectively.
NOTE 11: UTILITY PLANT AND CONSTRUCTION PROGRAM
The components of utility plant and equipment at December 31, were as follows:

(in thousands)	2006	2005

Land	$9,443	$9,139
Source of Supply	25,132	24,423
Pumping	24,531	23,650
Water Treatment	52,785	46,812
Transmission and Distribution	230,252	216,513
General	21,486	19,800
Held for Future Use	428	418

Total	$364,057	$340,755

The amounts of depreciable utility plant at December 31, 2006 and 2005 included in total utility plant were $313,736,000 and $295,105,000, respectively. Non-depreciable plant is primarily funded through CIAC.
NOTE 12: TAXES OTHER THAN INCOME TAXES
Taxes Other than Income Taxes consist of the following:

(in thousands)	2006	2005	2004

Municipal Property Taxes	$4,743	$4,708	$4,527
Payroll Taxes	832	677	652

Total	$5,575	$5,385	$5,179

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 13: PENSION AND OTHER POST-RETIREMENT EMPLOYEE BENEFITS (PBOP)
GENERAL – The Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS 158) as of December 31, 2006, which requires that the funded status of defined benefit pension and other postretirement plans be fully recognized in the balance sheet. The incremental effects of applying SFAS 158 on individual line items in the balance sheet as of that date are as follows:

Line Item
(in thousands)	Balance Before	SFAS 158 Pension	SFAS 158 PBOP	Balance After
	Application	Adjustments	Adjustments	Application
Assets
Unrecovered Income Taxes	$11,323	$117	$(15)	$11,425
Post-Retirement Benefits Other Than Pension	2,422	0	3,601	6,023
Deferred Charges and Other Costs	2,803	2,294	0	4,497
Total Assets	$309,196	$2,411	$3,586	$315,193

Capitalization and Liabilities
Common Stockholders’ Equity	$(96,091)	$174	$(21)	$(95,938)
Long-Term Compensation Arrangements	(7,783)	(2,585)	(3,565)	(13,933)
Total Capitalization and Liabilities	$(309,196)	$(2,411)	$(3,586)	$(315,193)
As of December 31, 2006, Connecticut Water had a total of 200 employees. The Company’s officers are employees of Connecticut Water. Employee expenses are charged between companies as appropriate.
Investment Strategy – The Pension Trust and Finance Committee (the Committee) reviews and approves the investment strategy of the investments made on behalf of various pension and post-retirement benefit plans existing under the Company and certain of its subsidiaries.
The targeted asset allocation ratios for those plans as set by the Committee at December 31, 2006 and 2005 were:

	2006	2005
Equity	65%	65%
Fixed Income	35%	35%

Total	100%	100%
The Committee recognizes that a variation of up to 5% in either direction from its targeted asset allocation mix is acceptable due to market fluctuations.
Our expected long-term rate of return on the various benefit plan assets is based upon the plan’s expected asset allocation, expected returns on various classes of plan assets as well as historical returns. The expected long-term rate of return on the Company’s pension plan is 8%.
PENSION
Defined Benefit Plans – The Company and certain of its subsidiaries have noncontributory defined benefit pension plans covering qualified employees. In general, the Company’s policy is to fund accrued pension costs as permitted by federal income tax and Employee Retirement Income Security Act of 1974 regulations. A contribution of $2,450,000 was made in 2006 for the 2005 plan year. A contribution of approximately $45,000 is expected to be made in 2007 for plan year 2006.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The following tables set forth the funded status of the Company’s retirement plans at December 31, the latest valuation date:

	Pension Benefits
(in thousands)	2006	2005

Change in Benefit Obligation:
Benefit obligation, beginning of year	$30,509	$27,049
Service Cost	1,228	1,050
Interest Cost	1,681	1,552
Actuarial loss/(gain)	(208)	2,008
Benefits paid	(1,671)	(1,150)

Benefit obligation, end of year	$31,539	$30,509

Change in Plan Assets:
Fair Value, beginning of year	$24,846	$22,250
Actual return on plan assets	2,390	1,737
Employer contribution	2,450	2,009
Benefits paid	(1,671)	(1,150)

Fair Value, end of year	$28,015	$24,846

The accumulated benefit obligation for all defined benefit pension plans was approximately $24,593,000 and $24,031,000 at December 31, 2006 and 2005, respectively.

	2006	2005
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	5.50%
Rate of compensation increase	4.50%	4.50%

	2006	2005
Weighted-average assumptions used to determine net periodic cost for years ended December 31:
Discount rate	5.50%	5.75%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%
The discount rate is based on interest rates for long-term, high quality, fixed income investments. The Company looks at the general trend of several different bond indices.

	Pension Benefits
(in thousands)	2006	2005	2004

Components of net periodic benefit costs
Service cost	$1,228	$1,050	$951
Interest cost	1,681	1,552	1,458
Expected return on plan assets	(1,836)	(1,645)	(1,572)

Amortization of:
Net transition asset	2	10	12
Net (gain)/loss	75	322	95
Prior service cost	491	98	108

Net Periodic Pension Benefit Costs	$1,641	$1,387	$1,052

Plan Assets
The Company’s pension plan weighted-average asset allocations at December 31, 2006, and 2005 by asset category were as follows:

	2006	2005

Equity Securities	66%	65%
Fixed Income	34	35

Total	100%	100%

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The Plan’s expected future benefit payments are:

(in thousands)
2007	$1,329
2008	$1,786
2009	$1,640
2010	$1,898
2011	$1,693
Years 2012 – 2016	$13,388
POST-RETIREMENT BENEFITS OTHER THAN PENSION (PBOP) – In addition to providing pension benefits, a subsidiary company, The Connecticut Water Company, provides certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust that has been approved by the DPUC. Substantially all of Connecticut Water’s employees may become eligible for these benefits if they retire on or after age 55 with 10 years of service. The contribution for calendar years 2006 and 2005 was $473,100 for each year.
A regulatory asset has been recorded to reflect the amount which represents the future SFAS 106 costs expected to be recovered in customer rates. In 1997, Connecticut Water requested and received approval from the DPUC to include FAS 106 costs in customer rates. The DPUC’s 1997 limited reopener of Connecticut Water’s general rate proceeding allowed it to increase customer rates $208,000 annually for SFAS 106 costs. Prior to the January 2007 rate decision, Connecticut Water’s rates allowed for recovery of $473,100 annually for post-retirement benefit costs other than pension. As a result of the January 2007 rate decision, the Company will follow the provisions of SFAS 158 for regulated companies that allows the creation of a regulatory asset for costs that will be recovered in the future under provisions of SFAS 71.
Connecticut Water has elected to recognize the transition obligation on a delayed basis over a period equal to the plan participants’ 21.6 years of average future service.
The Company has concluded that the postretirement welfare plan’s benefits will be considered actuarially equivalent to the benefits provided by Medicare Part D. The Company does not intend to apply for the government subsidy for postretirement prescription drug benefits, even though it expects to be eligible. Therefore, the impact of the subsidy on the plan’s liabilities are not reflected in the December 31, 2006 disclosure.
Another subsidiary company, Barnstable Water, also provides certain health care benefits to eligible retired employees. Substantially all Barnstable Water employees may become eligible for these benefits if they retire on or after age 65 with at least 15 years of service. Post-65 medical coverage is provided for employees up to a maximum coverage of $500 per quarter. Barnstable Water’s PBOP currently is not funded. Barnstable Water no longer has any employees, therefore, no new participants will be entering Barnstable Water’s PBOP.
The following tables set forth the funded status of the Company’s post-retirement health care benefits at December 31, the latest valuation date:

	Connecticut Water		Barnstable Water
(in thousands)	2006	2005	2006	2005

Change in Benefit Obligation:

Benefit obligation, beginning of year	$8,253	$6,605	$99	$100
Service Cost	599	460	—	2
Interest Cost	485	405	4	5
Plan Participant Contributions	99	83	—	—
Actuarial loss/(gain)	1,343	1,186	(3)	(3)
Benefits paid	(496)	(486)	(4)	(5)

Curtailments, settlements, special termination benefits	—	—	(16)	—

Benefit obligation, end of year	$10,283	$8,253	$80	$99

Change in Plan Assets:
Fair Value, beginning of year	$3,845	$3,566	$—	$—
Actual return on plan assets	339	209	—	—
Employer contribution	473	473	4	5
Participants’ contributions	99	83	—	—
Benefits paid	(496)	(486)	(4)	(5)

Fair Value, end of year	$4,260	$3,845	$0	$0

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	5.50%	5.75%	5.50%
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

	Connecticut Water		Barnstable Water
(in thousands)	2006	2005	2006	2005

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.50%	5.75%	5.50%	5.75%
Expected long-term return on plan assets	5.00%	5.00%	—	—
Rate of compensation increase	4.50%	4.50%	—	—
The discount rate is based on interest rates for long-term, high quality, fixed income investments. The Company looks at the general trend of several different bond indices.

	Connecticut Water			Barnstable Water
(in thousands)	2006	2005	2004	2006	2005	2004

Components of net periodic benefit costs
Service cost	$599	$460	$311	$—	$2	$2
Interest cost	485	405	323	4	5	6
Expected return on plan assets	(178)	(168)	(158)	—	—	—

Amortization of:
Net transition asset	120	120	121	1	6	6
Recognized net (gain)/loss	273	164	18	(3)	(2)	(3)

Net Periodic Pension and Post Retirement Benefit Costs, prior to settlement or curtailment	$1,299	$981	$615	$2	$11	$11

Additional amount recognized due to settlement or curtailment	—	—	—	30	—	—

Net Periodic Pension and Post Retirement Benefit Costs	$1,299	$981	$615	$32	$11	$11

Assumed health care cost trend rates at December 31:

	2006		2005
	Medical	Dental	Medical	Dental

Health care cost trend rate assumed for next year	9.0%	9.0%	8.5%	8.5%

Rate to which the cost trend rate is assumed to decline	4.5%	4.5%	4.0%	4.0%

Year that the rate reaches the ultimate trend rate	2016	2016	2015	2015
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.
A one-percentage-point change in assumed health care cost trend rates would have the following effects on Connecticut Water’s plan and would have no impact on the Barnstable Water plan:

	1-Percentage-Point	1-Percentage-Point
(in thousands)	Increase	Decrease

Effect on total of service and interest cost components	$177	$(144)
Effect on post-retirement benefit obligation	$1,333	$(1,116)

Plan Assets
Barnstable Water’s other post-retirement benefit plan has no assets. Connecticut Water’s other postretirement benefit plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category were as follows:

	2006	2005

Equity Securities	63%	63%
Fixed Income	37	37

Total	100%	100%

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Cash Flows
Connecticut Water contributed $473,100 to its other post-retirement benefit plan in 2006 for plan year 2006 and expects to contribute $1,492,100 in 2007 for plan year 2007.
Expected future benefit payments are:

(in thousands)	Connecticut Water	Barnstable
2007	$416	$8
2008	$441	$8
2009	$487	$7
2010	$516	$7
2011	$559	$7
Years 2012 – 2016	$3,581	$30
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (SERP) – The Company and certain of its subsidiaries provide additional pension benefits to senior management through supplemental executive retirement contracts. At December 31, 2006 and 2005, the actuarial present value of the projected benefit obligation of these contracts were $2,870,000 and $2,633,000, respectively. Expense associated with these contracts was approximately $460,000 for 2006, $194,000 for 2005, and $105,000 for 2004.
SAVINGS PLAN – The Company and certain of its subsidiaries maintain an employee savings plan which allows participants to contribute from 1% to 15% of pre-tax compensation plus for those aged 50 years and older catch-up contributions as allowed by law. The Company matches 50 cents for each dollar contributed by the employee up to 4% of the employee’s compensation. The Company contribution charged to expense in 2006, 2005 and 2004 was $186,000, $168,000, and $174,000, respectively.
The Plan creates the possibility for an “incentive bonus” contribution to the 401(k) plan tied to the attainment of a specific goal or goals to be identified each year. If the specific goal or goals are attained by the end of the year, all eligible employees, except officers and certain key employees, may receive up to an additional 1% of their annual base salary as a direct contribution to their 401(k) account. No incentive bonus was awarded in 2006. An incentive bonus of .6% of base pay, or a total of $50,000 was accrued for 2005 and paid in 2006. An incentive bonus of .6% of base pay, or a total of $51,000 was awarded in 2005 for 2004.
NOTE 14: STOCK BASED COMPENSATION PLANS
The Company adopted the provisions of Statement of Financial Standards No. 123(R) “Share Based Payments” (SFAS 123(R)) as of January 1, 2006 using the modified prospective transition method, which does not require restatement of prior year results. The resulting impact on the income statement for the fiscal year ended December 31, 2006 was an expense of approximately $32,000, net of tax benefits of $75,000. SFAS 123(R) requires that all share-based payments to employees, including grants of stock options, be recognized as compensation expense in the financial statements based on their fair value.
Prior to January 1, 2006, the Company followed APB 25 and the disclosure requirements for SFAS 123(R) with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting as defined in SFAS 123(R) has been applied. The Company’s consolidated financial statements as of and for the year ending December 31, 2006 reflect the impact of adopting SFAS 123(R). The total compensation cost related to non-vested stock option awards not yet recognized is approximately $53,000. These costs are expected to be recognized over the next two years.
For purposes of calculating the fair value of each stock grant at the date of grant, the Company used the Black Scholes Option Pricing model. Under the Plans, options begin to become exercisable one year from the date of grant. Vesting periods range from one to five years. The maximum term ranges from five to ten years.
The following table illustrates the effect on Net Income and Earnings Per Share if the Company had applied the fair value recognition provisions of SFAS 123(R) to the stock-based employee compensation for the years ending December 31, 2005 and 2004.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

	Year Ended December 31
	2005	2004
(in thousands, except for per share data)
Net income, applicable to common stockholders as reported	$10,286	$9,356
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	233	137
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(232)	(408)

Pro forma net income, applicable to common stockholders	$10,287	$9,085

Earnings per share:
Basic – as reported	$1.27	$1.17

Basic – pro forma	$1.27	$1.14

Diluted – as reported	$1.26	$1.16

Diluted – pro forma	$1.26	$1.13

Under the Company’s Performance Stock Plan (PSP), restricted shares of Common Stock, common stock equivalents or cash units may be awarded annually to officers and key employees. Based upon the occurrence of certain events, including the achievement of goals established by the Compensation Committee, the restrictions on the stock can be removed. Amounts charged to expense on account of restricted shares of Common Stock, common stock equivalents or cash units pursuant to the PSP were $702,000, $265,000 and $228,000, for 2006, 2005 and 2004, respectively. These amounts are included in Net Income, as reported.
The Company’s 2004 Performance Stock Program (2004 PSP), approved by shareholders in 2004, authorizes the issuance of up to 700,000 shares of Company Common Stock. As of December 31, 2006 there were 640,943 shares available for grant. In total, under the original Plans (1994 Plans) there were 700,000 shares authorized and 223,652 shares available for payment of dividend equivalents on shares already awarded under the 1994 Plan as performance shares at December 31, 2006. There are four forms of awards under the 2004 PSP. Stock options are one form of award. The Company has not issued any stock options since 2003, and does not anticipate issuing any more for the foreseeable future. The other three forms of award which the Company has continued to issue are: Restricted Stock, Performance Shares and Cash Units.
STOCK OPTIONS – The Company issued stock options between 1999 and 2003 and accounted for those options under APB Opinion No. 25 through December 31, 2005, under which no compensation cost has been recognized in the Consolidated Statements of Income. Beginning January 1, 2006, compensation expense was recognized when SFAS 123(R) became effective.
For purposes of this calculation, the Company arrived at the fair value of each stock grant at the date of grant by using the Black Scholes Option Pricing model. Options began to become exercisable one year from the date of grant. Vesting periods ranged from one to five years. The maximum term ranged from five to ten years.
No stock options were awarded or issued during 2004, 2005 or 2006.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

	For the Years Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options:
Outstanding, beginning of year	202,271	$24.04	251,835	$22.85	251,835	$22.85
Granted	—	—	—	—	—	—
Terminated	(4,456)	27.95	(5,001)	25.78	—	—
Exercised	(16,962)	16.76	(44,563)	17.11	—	—

Outstanding, end of year	180,853	24.62	202,271	24.04	251,835	22.85

Exercisable, end of year	171,840	$24.39	175,685	$23.44	196,731	$21.48

The intrinsic value of options exercised during the year ended December 31, 2006 was $148,000. No options were exercised during 2004. The following table summarizes the price ranges of the options outstanding and options exercisable as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
	Shares	(years)	Price	Shares	Price

Range of prices:
$12.00 - $14.99	7,223	2.3	$14.83	7,223	$14.83
$15.00 - $17.99	—	—	—	—	—
$18.00 - $20.99	29,292	3.9	20.42	29,292	20.42
$21.00 - $23.99	44,738	2.9	22.33	44,738	22.33
$24.00 - $26.99	34,253	5.9	25.78	34,253	25.78
$27.00 - $29.99	65,347	5.7	28.55	56,334	28.48

	180,583	4.6	$24.62	171,840	$24.39

The intrinsic value of exercisable options as of December 31, 2006 was approximately $134,000. The average remaining contractual term of exercisable options as of December 31, 2006 was approximately 4.6 years.
RESTRICTED STOCK AND COMMON STOCK EQUIVALENTS – The Company has granted restricted shares of Common Stock and Performance Shares to key members of management under the 2004 PSP. These Common Stock share awards provide the grantee with the rights of a shareholder, including the right to receive dividends and to vote such shares, but not the right to sell or otherwise transfer the shares during the restriction period. The value of these restricted shares is based on the market price of the Company’s Common Stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods. The adoption of SFAS No. 123(R) had no impact on the Company’s recognition of stock-based compensation expense associated with the restricted stock awards.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

RESTRICTED STOCK (Non-Performance-Based Awards) – The following tables summarize the non-performance-based restricted stock amounts and activity (in thousands, except for per share data):

		Grant Date
		Weighted Average
Non-vested Shares	Number of Shares	Fair Value
Non-vested at January 1, 2006	21,988	$25.24
Granted	4,507	$25.00
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2006	26,495	$25.20

There were no vested restricted stock shares as of December 31, 2006. The shares start vesting in 2007. There have been no forfeitures of non-performance-based restricted stock for the year December 31, 2006. We expect approximately 2,000 shares to be forfeited in the first quarter 2007.
Total stock-based compensation recorded in the statement of income related to the non-performance-based restricted stock awards was $187,000 during the year ended December 31, 2006, including accelerated vesting for an approved retirement. The Compensation Committee of the Board of Directors may approve retirements of key employees that trigger accelerated vesting. There was no expense recognized in the first nine months of 2005 because the program was initiated in the fourth quarter of 2005. Total expense for 2005 was $5,000.
As of December 31, 2006, $476,000 of unrecognized compensation costs related to non-performance-based restricted stock is expected to be recognized over a straight-line basis for a period of 6 years.
RESTRICTED STOCK AND COMMON STOCK EQUIVALENTS (Performance-Based) – The following tables summarize the performance-based restricted stock amounts and activity (in thousands, except for per share data):

		Grant Date
		Weighted Average
Non-vested Shares	Number of Shares	Fair Value
Non-vested at January 1, 2006	7,667	$26.73
Granted	18,059	$24.93
Vested	(6,087)	$24.51
Forfeited	(1,580)	$24.51

Non-vested at December 31, 2006	18,059	$25.90

The fair value of performance-based restricted shares vested during the year ended December 31, 2006 was $151,000.
Total stock based compensation recorded in the Consolidated Statements of Income related to performance-based restricted stock awards was $515,000 for the year ended December 31, 2006.
The Company is estimating a forfeiture rate of 25%. Upon meeting specific performance targets, 9,872 shares, reduced for actual performance targets achieved in 2006, will begin vesting in the first quarter of 2007 and the remaining earned shares will vest over four years. The cost is being recognized ratably over the vesting period. The aggregate intrinsic value of performance-based restricted stock as of December 31, 2006 was $309,000.
NOTE 15: SEGMENT REPORTING
Our Company operates principally in three segments: water activities, real estate transactions, and services and rentals. The water segment is comprised of our core regulated water activities to supply water to our customers. Our real estate transactions segment involves selling or donating for income tax benefits our limited excess real estate holdings. Our services and rentals segment provides services on a contract basis and also leases certain of our properties to third parties. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies. Within the Consolidated Statements of Income, the Company has reclassified certain expenses and revenues to different sections of the income statement as a result of the rate treatment allowed in Connecticut Water’s 2006 rate case and the subsequent January 2007 rate decision. Expenses that were not allowed for rate making purposes have been reclassified from utility operating expenses to Other Income (Deductions). Revenues and certain Interest Income which were previously considered revenues for rate making purposes have been reclassified from Non-Water Sales and Interest Income to Other Utility Income. These reclassifications had no effect on the overall Income from Continuing Operations, but they allow the reader to compare results between years in a more meaningful manner. Please see Note 1 for the impact of the reclassifications on our financial statements.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial data for reportable segments is as follows:

					Interest		Income
			Other		Expense		(Loss) from
			Operating	Other Income	(net of	Income	Continuing
(in thousands)	Revenues	Depreciation	Expenses	(Deductions)	AFUDC)	Taxes	Operations

For the year ended December 31, 2006
Water Activities	$47,927	$5,881	$32,166	$(598)	$3,969	$1,183	$4,130
Real Estate Transactions	1,002	—	359	—	—	(1,420)	2,063
Services and Rentals	4,092	36	3,189	—	8	344	515

Total	$53,021	$5,917	$35,714	$(598)	$3,977	$107	$6,708

For the year ended December 31, 2005
Water Activities	$48,441	$5,724	$29,351	$(481)	$3,266	$2,855	$6,764
Real Estate Transactions	495	—	81	—	—	475	(61)
Services and Rentals	3,244	36	2,463	—	—	282	463

Total	$52,180	$5,760	$31,895	$(481)	$3,266	$3,612	$7,166

For the year ended December 31, 2004
Water Activities	$46,921	$5,570	$27,331	$(309)	$3,297	$2,837	$7,577
Real Estate Transactions	(12)	—	27	—	—	(1,245)	1,206
Services and Rentals	3,838	33	3,173	—	9	243	380

Total	$50,747	$5,603	$30,531	$(309)	$3,306	$1,835	$9,163
The Revenues shown in Water Activities above consist of revenues from water customers of $46,945, $47,453 and $46,008 in the years 2006, 2005 and 2004, respectively. Additionally, there were revenues associated with utility plant leased to others of $982, $988 and $913 in the years 2006, 2005 and 2004, respectively.

At December 31 (in thousands)	2006	2005

Total Plant and Other Investments:
Water	$267,395	$251,511
Non-Water	697	733

	268,092	252,244

Other Assets:
Water	43,716	46,746
Non-Water	3,385	7,045

	47,101	53,791

Total Assets	$315,193	$306,035

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 16: COMMITMENTS AND CONTINGENCIES
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
Reverse Privatization – Connecticut Water derives its rights and franchises to operate from state laws that are subject to alteration, amendment or repeal, and do not grant permanent exclusive rights to our service areas. Our franchises are free from burdensome restrictions, are unlimited as to time, and authorize us to sell potable water in all towns we now serve. There is the possibility that states could revoke our franchises and allow a governmental entity to take over some or all of our systems. From time to time such legislation is contemplated.
On May 20, 2005, the Company completed the sale of the assets of Barnstable Water to the Town of Barnstable, Massachusetts. The Company received $10.0 million in gross proceeds from the sale of its water utility assets, advances, and contribution in aid of construction which was recorded in 2005. The gain on the sale of these assets, net of income taxes of $1.6 million, was $3.0 million and has been classified as ‘Discontinued Operations’ in the Consolidated Statements of Income. All of the results of Barnstable Water, including current and prior years and the gain on the sale of the utility’s assets, have been reclassified and were included as ‘Discontinued Operations’ for 2004, 2005 and 2006.
A separate real estate transaction for the BARLACO land was completed in February 2006 with additional proceeds of $1 million. The sale of the BARLACO land has been classified as Continuing Operations because BARLACO was initially formed with the sole purpose of selling land.
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
Rate Relief – Connecticut Water is a regulated public utility, which provides water services to its customers. The rates that regulated companies charge their water customers are subject to the jurisdiction of the regulatory authority of the DPUC.
In July, the Company filed a rate application with the DPUC for the newly merged Connecticut Water requesting an increase in rates of approximately $14.6 million or 30%. On January 16, 2007, the DPUC issued its final decision and approved a Settlement Agreement, negotiated with the Office of Consumer Counsel and the DPUC’s Prosecutorial Staff, that allowed Connecticut Water an increase of revenues of approximately $10,940,000, or 22.3%. The Settlement Agreement allowed Connecticut Water to defer part of the revenues on its books as it recognizes the increase in two phases through customer rate changes. As part of the Settlement Agreement, Connecticut Water will also be able to recover carrying and operating costs related to a maximum of $15.5 million of capital investments made in 2007, upon a determination by the DPUC that the investments were made in the best interests of our customers. Additionally, Connecticut Water agreed not to apply for a general rate increase that would become effective prior to January 1, 2010.
In any future rate proceedings, the DPUC may authorize Connecticut Water to charge rates which the DPUC considers to be sufficient to recover the normal operating expenses, to provide funds for adding new or replacing water infrastructure, and to allow Connecticut Water an opportunity to earn what the DPUC considers to be a fair and reasonable return on our invested capital.
Land Dispositions – The Company and its subsidiaries own additional parcels of land in Connecticut, which may be suitable in the future for disposition, either by sale or by donation to municipalities, other local governments or private charitable entities. These additional parcels would include certain Class I and II parcels previously identified by the Connecticut DEP, which have restrictions on development and resale.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

In previous years, the Company generated a substantial portion of its net income in land donations and sales. However, land donations are not expected to generate income at historical levels in future periods. Currently, there are no material donations planned for 2007.
Taxes – The Company and its subsidiaries may be subject to a higher tax burden through changes in state legislation. Also, the Company’s future property tax burden may increase if state aid to towns is decreased.
NOTE 17: QUARTERLY FINANCIAL DATA (Unaudited)
Selected quarterly financial data for the years ended December 31, 2006 and 2005 appears below:
(in thousands, except for per share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2006	2005	2006	2005	2006	2005	2006	2005

Operating Revenues	$10,458	$10,924	$11,428	$10,986	$13,346	$14,088	$11,713	$11,455

Total Utility Operating Income	1,581	2,387	2,092	1,911	3,513	3,951	339	2,289

Income from Continuing Operations	1,697	1,997	977	1,183	3,503	3,282	531	704

Discontinued Operations	19	(12)	6	2,905	215	46	3	219

Net Income	1,716	1,985	983	4,088	3,718	3,328	534	923

Basic Earnings per Common Share – Continuing Operations	0.21	0.25	0.12	0.15	0.42	0.40	0.06	0.09

Basic Earnings per Common Share – Discontinued Operations	—	—	—	0.35	0.03	0.01	—	0.02

Basic Earnings per Common Share	0.21	0.25	0.12	0.50	0.45	0.41	0.06	0.11
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Exhibit
Number	Description

3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999. (Exhibit 3.2 to Form 10-K for the year ended 12/31/99).

3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.4	Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001. (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended 3/31/04).

4.1	Loan Agreement dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.12 to Form 10-K for the year ended 12/31/03).

4.2	Indenture of Trust dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.13 to Form 10-K for the year ended 12/31/03).

4.3	Loan Agreement dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.14 to Form 10-K for the year ended 12/31/03).

4.4	Indenture of Trust dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.15 to Form 10-K for the year ended 12/31/03).

4.5	Bond Purchase Agreement dated as of October 10, 2003 among Connecticut Development Authority, The Connecticut Water Company and A.G. Edwards and Sons, Inc. (Exhibit 4.16 to Form 10-K for the year ended 12/31/03).

4.6	Line of Credit Agreement dated as of March 12, 2004 between Webster Bank and Connecticut Water Service, Inc. (Exhibit 4.17 to Form 10-Q for the quarter ended 3/31/04).

4.7	Bond Purchase Agreement dated as of March 12, 2004, among The Connecticut Water Company and A.G. Edwards & Sons, Inc. (Exhibit 4.18 to Form 10-Q for the quarter ended 3/31/04).

Exhibit
Number	Description

4.8	Indenture of Trust, dated as of March 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee. (Exhibit 4.19 to Form 10-Q for the quarter ended 3/31/04).

4.9	Reimbursement and Credit Agreement, dated as of March 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island. (Exhibit 4.20 to Form 10-Q for the quarter ended 3/31/04).

4.10	Letter of Credit issued by Citizen’s Bank of Rhode Island, dated as of March 4, 2004. (Exhibit 4.21 to Form 10-Q for the quarter ended 3/31/04).

4.11	Agreement No. DWSRF 200103-C Project Loan Agreement between the State of Connecticut and Unionville Water Company under the Drinking Water State Revolving Fund (DWSRF) Program, dated as of April 19, 2004. (Exhibit 4.22 to Form 10-Q for the quarter ended 6/30/04).

4.12	Collateral Assignment of Water Service Charges and Right to Receive Water Service Expense Assessments and Security Agreement between Unionville Water Company and the State of Connecticut, dated as of June 3, 2004. (Exhibit 4.23 to Form 10-Q for the quarter ended 6/30/04).

4.13	Bond Purchase Agreement, dated September 1, 2004, among The Connecticut Water Company, Connecticut Development Authority, and A.G. Edwards & Sons, Inc. (Exhibit 4.24 to Form 10-Q for the quarter ended 9/30/04).

4.14	Indenture of Trust, dated August 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee, 2004A Series. (Exhibit 4.25 to Form 10-Q for the quarter ended 9/30/04).

4.15	Indenture of Trust, dated August 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee, 2004B Series. (Exhibit 4.26 to Form 10-Q for the quarter ended 9/30/04).

4.16	Loan Agreement, dated August 1, 2004, between The Connecticut Water Company and Connecticut Development Authority for 2004 Series. (Exhibit 4.27 to Form 10-Q for the quarter ended 9/30/04).

4.17	Loan Agreement, dated August 1, 2004, between The Connecticut Water Company and Connecticut Development Authority for 2004B Series. (Exhibit 4.28 to Form 10-Q for the quarter ended 9/30/04).

4.18	Reimbursement and Credit Agreement, dated as of August 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004A Series. (Exhibit 4.29 to Form 10-Q for the quarter ended 9/30/04).

4.19	Reimbursement and Credit Agreement, dated as of August 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004B Series. (Exhibit 4.30 to Form 10-Q for the quarter ended 9/30/04).

Exhibit
Number	Description

4.20	Letters of Credit, each dated September 2, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, with respect to each of the 2004A and 2004B Series Bonds. (Exhibit 4.31 to Form 10-Q for the quarter ended 9/30/04).

4.21	Bond Purchase Agreement, dated October 28, 2005, among The Connecticut Water Company, Connecticut Development Authority and A.G. Edwards & Sons, Inc., Connecticut Water 2005A Series. (Exhibit 4.24 to Form 10-K for the year ended 12/31/05).

4.22	Loan Agreement, dated October 1, 2005, between The Connecticut Water Company and Connecticut Development Authority, Connecticut Water 2005A Series. (Exhibit 4.25 to Form 10-K for the year ended 12/31/05).

4.23	Indenture of Trust, dated October 1, 2005, between Connecticut Development Authority and U.S. Bank National Association, as Trustee, Connecticut Water 2005A Series. (Exhibit 4.26 to Form 10-K for the year ended 12/31/05).

4.24	Insurance Agreement, dated November 30, 2005, between The Connecticut Water Company and Financial Guaranty Insurance Company, as Insurer for The Connecticut Water 2005A Series. (Exhibit 4.27 to Form 10-K for the year ended 12/31/05).

4.25	Bond Purchase Agreement, dated November 16, 2005, among The Crystal Water Company of Danielson, Connecticut Water Service, Inc., Connecticut Development Authority and A.G. Edwards & Sons, Inc., Crystal Water 2005A Series. (Exhibit 4.28 to Form 10-K for the year ended 12/31/05).

4.26	Guaranty dated as of October 1, 2005 from Connecticut Water Service, Inc. to U.S. Bank National Association, as Trustee, Crystal Water 2005A Series. (Exhibit 4.29 to Form 10-K for the year ended 12/31/05).

4.27	Loan Agreement, dated October 1, 2005, between The Crystal Water Company of Danielson and Connecticut Development Authority, Crystal Water 2005A Series. (Exhibit 4.30 to Form 10-K for the year ended 12/31/05).

4.28	Indenture of Trust, dated October 1, 2005, between Connecticut Development Authority and U.S. Bank National Association, as Trustee, Crystal Water 2005A Series. (Exhibit 4.31 to Form 10-K for the year ended 12/31/05).

4.29	Insurance Agreement, dated November 30, 2005, between The Crystal Water Company of Danielson and Financial Guaranty Insurance Company, as Insurer for the Crystal Water 2005A Series. (Exhibit 4.32 to Form 10-K for the year ended 12/31/05).

4.30	First Amendment to Reimbursement and Credit Agreement, dated as of April 28, 2006, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004A Series. (Exhibit 10.1 to Form 10-Q for the period ending 3/31/06).

Exhibit
Number	Description

4.31	First Amendment to Reimbursement and Credit Agreement, dated as of April 28, 2006, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004B Series. (Exhibit 10.2 to Form 10-Q for the period ending 3/31/06).

4.32	First Amendment to Reimbursement and Credit Agreement, dated as of April 28, 2006, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004 Series Variable Rate, due 2029. (Exhibit 10.3 to Form 10-Q for the period ending 3/31/06).

10.1	Pension Plan Fiduciary Liability Insurance for The Connecticut Water Company Employees’ Retirement Plan and Trust, The Connecticut Water Company Tax Credit Employee Stock Ownership Plan, as Amended and Restated, Savings Plan of The Connecticut Water Company and The Connecticut Water Company VEBA Trust Fund. (Exhibit 10.1 to Registration Statement No. 2-74938).

10.2	Directors and Officers Liability and Corporation Reimbursement Insurance. (Exhibit 10.2 to Registration Statement No. 2-74938).

10.3	Directors Deferred Compensation Plan, effective as of January 1, 1980, as amended as of April 22, 1994. (Exhibit 10.3 to Form 10-K for the year ended 12/31/02).
10.4	The Connecticut Water Company Amended and Restated Deferred Compensation Agreement dated May 14, 1999. (Exhibit 10.5 to Form 10-K for the year ended 12/31/99).
a. Marshall T. Chiaraluce
b. David C. Benoit
c. James R. McQueen
d. Kenneth W. Kells

10.4a	Amended and Restated Deferred Compensation Agreement between The Connecticut Water Company and Marshall T. Chiaraluce, dated January 2, 2007. (Exhibit 10.3 to Form 8-K dated 1/5/07).

10.5	The Connecticut Water Company Amended and Restated Deferred Compensation Agreement with Thomas R. Marston, dated December 2, 2004. (Exhibit 10.5.a to Form 10-K for the year ended 12/31/04).

10.6	Deferred Compensation Agreement between Connecticut Water Service, Inc., The Connecticut Water Company and Eric W. Thornburg dated March 20, 2006. (Exhibit 10.2 to Form 8-K dated 3/24/06).

10.6a	Amended and Restated Supplemental Executive Retirement Agreement between The Connecticut Water Company and Marshall T. Chiaraluce dated January 2, 2007. (Exhibit 10.2 to Form 8-K dated 1/5/07).

10.6b	The Connecticut Water Company Second Amended Supplemental Executive Retirement Agreement with Marshall T. Chiaraluce dated December 17, 2003. (Exhibit 10.7.1a to Form 10-K for the year ended 12/31/03).

Exhibit
Number	Description

10.7	The Connecticut Water Company Supplemental Executive Retirement Agreement with Michele G. DiAcri dated February 28, 2000. (Exhibit 10.7.2 to Form 10-K for the year ended 12/31/01).

10.7a	The Connecticut Water Company Second Amended Supplemental Executive Retirement Agreement with Michele G. DiAcri dated December 17, 2003. (Exhibit 10.7.2a to Form 10-K for the year ended 12/31/03).

10.8	The Connecticut Water Company Supplemental Executive Retirement Agreement – standard form for other officers, dated December 4, 1991. (Exhibit 10.6b to Form 10-K for the year ended 12/31/91).

10.8a	The Connecticut Water Company Supplemental Executive Retirement Agreement with Thomas R. Marston dated December 2, 2004. (Exhibit 10.8.a to Form 10-K for the year ended 12/31/04).

10.8b	The Connecticut Water Company First Amended Supplemental Executive Retirement Agreement - standard form for other officers, dated August 1, 1999. (Exhibit 10.8.2 to Form 10-K for the year ended 12/31/99).

10.8c	The Connecticut Water Company Second Amended Supplemental Executive Retirement Agreement – standard form for other officers, dated December 17, 2003. (Exhibit 10.8.2 to Form 10-K for the year ended 12/31/03).
a) David C. Benoit
b) Peter J. Bancroft
c) Terrance P. O’Neill
d) Maureen P. Westbrook

10.8d	The Connecticut Water Company Standard Form of Third Amended Supplemental Executive Retirement Agreement – standard form for specified officers. (Exhibit 10.4 to Form 8-K dated 1/5/07).

10.8e	Supplemental Executive Retirement Agreement between Connecticut Water Service, Inc., The Connecticut Water Company and Eric W. Thornburg dated March 20, 2006. (Exhibit 10.3 to Form 8-K dated 3/24/06).

10.9	Amended and restated employment agreement between The Connecticut Water Company and Connecticut Water Service, Inc. with officers, amended and restated as of May 9, 2001. (Exhibit 10.9 to Form 10-K for the year ended 12/31/01).
a) Michele G. DiAcri
b) David C. Benoit
c) Peter J. Bancroft
d) Maureen P. Westbrook
e) Terrance P. O’Neill

Exhibit
Number	Description

10.9a	Amended and restated employment agreement between The Connecticut Water Company and Marshall T. Chiaraluce, dated January 2, 2007. (Exhibit 10.1 to Form 8-K dated 1/5/07).

10.9b	Employment agreement between The Connecticut Water Company and Connecticut Water Service, Inc. with Thomas R. Marston, amended and restated as of December 2, 2004. (Exhibit 10.9.2 to Form 10-K for the year ended 12/31/04).
10.10	Savings Plan of The Connecticut Water Company, amended and restated effective as of October 1, 2000. (Exhibit 10.12 to Form 10-K for the year ended 12/31/01).

10.10a	Trust Agreement between Connecticut Water Company and Riggs Bank N.A., Trustee, dated as of June 1, 2002. (Exhibit 10.12.1 to Form 10-K for the year ended 12/31/03).

10.10b	Post-EGTRRA Amendment to the Savings Plan of The Connecticut Water Company, effective January 1, 2002. (Exhibit 10.12.2 to Form 10-K for the year ended 12/31/03).

10.10c	Supplemental Participation Agreement to the Savings Plan of The Connecticut Water Company between The Unionville Water Company and Connecticut Water Company, dated December 30, 2003. (Exhibit 10.12.3 to Form 10-K for the year ended 12/31/03).

10.10d	Supplemental Participation Agreement to the Savings Plan of The Connecticut Water Company between The Crystal Water Company of Danielson and Connecticut Water Company, dated December 30, 2003. (Exhibit 10.12.4 to Form 10-K for the year ended 12/31/03).

10.10e	Supplemental Participation Agreement to the Savings Plan of The Connecticut Water Company between Unionville Water Company and Connecticut Water Company, dated February 23, 2004. (Exhibit 10.12.5 to Form 10-K for the year ended 12/31/04).

10.11	The Connecticut Water Company Employees’ Retirement Plan as amended and restated as of January 1, 1997. (Exhibit 10.11 to Form 10-K for the year ended 12/31/98).

10.11a	First Amendment, dated August 16, 2000 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.1 to Form 10-K for the year ended 12/31/02).

10.11b	Second Amendment, dated November 14, 2000 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.2 to Form 10-K for the year ended 12/31/02).

Exhibit
Number	Description

10.11c	Third Amendment, dated November 14, 2001 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.3 to Form 10-K for the year ended 12/31/02).

10.11d	Fourth Amendment, dated August 14, 2002 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.4 to Form 10-K for the year ended 12/31/02).

10.11e	Fifth Amendment, dated August 14, 2002 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.5 to Form 10-K for the year ended 12/31/02).

10.11f	Sixth Amendment, dated November 10, 2003 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective November 12, 2003. (Exhibit 10.13.6 to Form 10-K for the year ended 12/31/03).

10.11g	Seventh Amendment, dated May 12, 2004 to the amended and restated Connecticut Water Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.7 to Form 10-K for the year ended 12/31/04).

10.12	November 4, 1994 Amendment to Agreement dated December 11, 1957 between The Connecticut Water Company (successor to the Thomaston Water Company) and the City of Waterbury. (Exhibit 10.16 to Form 10-K for year ended 12/31/94).

10.13	Agreement dated August 13, 1986 between The Connecticut Water Company and the Metropolitan District. (Exhibit 10.14 to Form 10-K for the year ended 12/31/86).

10.14	Report of the Commission to Study the Feasibility of Expanding the Water Supply Services of the Metropolitan District. (Exhibit 14 to Registration Statement No. 2-61843).

10.15	Bond Exchange Agreements between Connecticut Water Service, Inc., The Connecticut Water Company Bankers Life Company and Connecticut Mutual Life Insurance Company dated October 23, 1978. (Exhibit 14 to Form 10-K for the year ended 12/31/78).

10.16	Dividend Reinvestment and Common Stock Purchase Plan, amended and restated as of November 15, 2001. (Exhibit 99.1 to post-effective amendment filed on December 5, 2001 to Form S-3, Registration Statement No. 33-53211).

10.17	Contract for Supplying Bradley International Airport. (Exhibit 10.21 to Form 10-K for the year ended 12/31/84).

10.18	Report of South Windsor Task Force. (Exhibit 10.23 to Form 10-K for the year ended 12/31/87).

Exhibit
Number	Description

10.19	Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. (Exhibit 10.21 to Form 10-K for year ended 12/31/89).

10.20	1994 Performance Stock Program, as amended and restated as of April 26, 2002. (Exhibit A to Proxy Statement dated 3/19/02).

10.20a	First Amendment to The Connecticut Water Service, Inc. Performance Stock Program Amended and Restated as of April 26, 2002 (the “Plan”) dated December 1, 2005. (Exhibit 10.22a to Form 10-K for the year ended 12/31/05).

10.21	2004 Performance Stock Program, as of April 23, 2004. (Appendix A to Proxy Statement dated 3/12/04).

10.21a	Connecticut Water Service, Inc. Performance Stock Program Incentive Stock Option Grant Form. (Exhibit 10.1 to Form 10-Q for the quarter ended 9/30/04).

10.21b	Connecticut Water Service, Inc. Performance Stock Program Non-Qualified Stock Option Grant Form. (Exhibit 10.2 to Form 10-Q for the quarter ended 9/30/04).

10.21c	Restricted Stock Agreement, standard form for officers, dated December 1, 2005 (Exhibit 10.1 to Form 8-K dated 1/13/06).

10.21d	Long-Term Performance Award Agreement, standard form for officers, dated January 11, 2006 (Exhibit 10.2 to Form 8-K dated 1/13/06).

10.21e	Performance Award Agreement, standard form for officers, dated January 11, 2006 (Exhibit 10.3 to Form 8-K dated 1/13/06).

10.21f	First Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 7, 2004. (Exhibit 10.23f to Form 10-K for the year ended 12/31/05).

10.23	Letter Agreement and Terms between Eric Thornburg and The Connecticut Water Company dated January 6, 2006. (Exhibit 10.26 to Form 10-K for the year ended 12/31/05).

10.24	Employment agreement between Eric Thornburg and The Connecticut Water Company dated March 20, 2006. (Exhibit 10.1 to Form 8-K dated 3/24/06).

10.25	Employment agreement between The Connecticut Water Company and Connecticut Water Service, Inc. with Daniel J. Meaney, amended and restated as of January 12, 2006. (Exhibit 10.28 to Form 10-K for the year ended 12/31/05).

10.26	Settlement Agreement between Connecticut Water Company, Mary J. Healey, Office of Consumer Counsel of the State of Connecticut, and the Prosecutorial Staff of the DPUC, dated December 4, 2006. (Exhibit 10.1 to Form 8-K dated 12/6/06).

Exhibit
Number	Description

10.26a	Revised Settlement Agreement between Connecticut Water Company, Mary J. Healey, Office of Consumer Counsel of the State of Connecticut, and the Prosecutorial Staff of the DPUC, dated December 20, 2006. (Exhibit 99.1 to Form 8-K dated 1/18/07).

10.26b	Final Decision of the Connecticut DPUC, Docket No. 06-07-08, dated January 16, 2007. (Exhibit 99.2 to Form 8-K dated 1/18/07).

10.27*	Connecticut Water Service, Inc. and Subsidiaries Employee Code of Conduct, January 1, 2007.

21*	Connecticut Water Service, Inc. Subsidiary Listing

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32.1*	Certification of Eric W. Thornburg, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	= filed herewith

Note:	Exhibits 10.1 through 10.11g, 10.19 through 10.21f, and 10.23 through 10.25 set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTICUT WATER SERVICE, INC.
Registrant

	By	/s/ Eric W. Thornburg

March 15, 2007		Eric W. Thornburg
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Connecticut Water Service, Inc. in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric W. Thornburg

Eric W. Thornburg	President, Director,	March 15, 2007
(Principal Executive Officer)	and Chief Executive Officer

/s/ David C. Benoit

David C. Benoit	Vice President – Finance,	March 15, 2007
(Principal Financial and Accounting Officer)	Chief Financial Officer and Treasurer

Signature	Title	Date

/s/ Marshall T. Chiaraluce	Director and Chairman	March 13, 2007

Marshall T. Chiaraluce	of the Board

/s/ Mary Ann Hanley	Director	March 14, 2007

Mary Ann Hanley

/s/ Marcia L. Hincks	Director	March 13, 2007

Marcia Hincks

/s/ Heather Hunt	Director	March 14, 2007

Heather Hunt

/s/ Mark G. Kachur	Director	March 13, 2007

Mark G. Kachur

/s/ Ronald D. Lengyel	Director	March 13, 2007

Ronald D. Lengyel

/s/ Robert F. Neal	Director	March 13, 2007

Robert F. Neal

/s/ Arthur C. Reeds	Director	March 13, 2007

Arthur C. Reeds

/s/ Lisa J. Thibdaue	Director	March 13, 2007

Lisa J. Thibdaue

/s/ Carol P. Wallace	Director	March 13, 2007

Carol P. Wallace

/s/ Donald B. Wilbur	Director	March 13, 2007

Donald B. Wilbur

S-1

CONNECTICUT WATER SERVICE, INC. and SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance	Additions	Deductions	Balance
in thousands)	Beginning	Charged to	From	End of
Description	of Year	Income	Reserves (1)	Year
Allowance for Uncollectible Accounts
Year Ended December 31, 2006	$256	$225	$196	$285

Year Ended December 31, 2005	$212	$156	$112	$256

Year Ended December 31, 2004	$271	$61	$120	$212

(1)	Amounts charged off as uncollectible after deducting recoveries.