Form 10-Q
period 2007-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2007-05-07
CIK 276209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 0-8084
Connecticut Water Service, Inc.
(Exact name of registrant as specified in its charter)

Connecticut	06-0739839
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

93 West Main Street, Clinton, CT	06413
(Address of principal executive offices)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
8,304,492
Number of shares of common stock outstanding, March 31, 2007
(Includes 70,507 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Financial Report
March 31, 2007 and 2006

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
At March 31, 2007 and December 31, 2006
(Unaudited)
(In thousands)

	March 31, 2007	Dec. 31, 2006
ASSETS
Utility Plant	$365,988	$364,057
Construction Work in Progress	3,374	2,755
Utility Plant Acquisition Adjustments	(1,220)	(1,220)

	368,142	365,592
Accumulated Provision for Depreciation	(104,112)	(102,405)

Net Utility Plant	264,030	263,187

Other Property and Investments	4,869	4,905

Cash and Cash Equivalents	69	1,377
Accounts Receivable (Less Allowance, 2007 - $268; 2006 - $285)	5,739	5,305
Accrued Unbilled Revenues	4,585	4,233
Materials and Supplies, at Average Cost	938	900
Prepayments and Other Current Assets	4,053	2,335

Total Current Assets	15,384	14,150

Unamortized Debt Issuance Expense	7,284	7,398
Unrecovered Income Taxes	11,803	11,425
Post-retirement Benefits Other Than Pension	5,922	6,023
Goodwill	3,608	3,608
Deferred Charges and Other Costs	5,868	4,497

Total Regulatory and Other Long-Term Assets	34,485	32,951

Total Assets	$318,768	$315,193

CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity	$96,049	$95,938
Preferred Stock	772	772
Long-Term Debt	77,345	77,347

Total Capitalization	174,166	174,057

Current Portion of Long Term Debt	7	7
Interim Bank Loans Payable	9,080	5,250
Accounts Payable and Accrued Expenses	5,198	6,048
Accrued Taxes	1,021	464
Accrued Interest	312	887
Other Current Liabilities	157	314

Total Current Liabilities	15,775	12,970

Advances for Construction	32,274	32,183
Contributions in Aid of Construction	47,221	47,217
Deferred Federal and State Income Taxes	26,218	26,002
Unfunded Future Income Taxes	7,576	7,208
Long-term Compensation Arrangements	13,930	13,933
Unamortized Investment Tax Credits	1,608	1,623

Total Long-Term Liabilities	128,827	128,166

Commitments and Contingencies

Total Capitalization and Liabilities	$318,768	$315,193

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CAPITALIZATION
At March 31, 2007 and December 31, 2006
(Unaudited)
(In thousands, except share data)

	March 31,	Dec. 31,
	2007	2006
Common Stockholders’ Equity
Common Stock Without Par Value Authorized - 25,000,000 Shares;	$62,223	$61,766
Shares Issued and Outstanding: 2007 - 8,304,492 ; 2006 - 8,270,394
Stock Issuance Expense	(1,601)	(1,601)
Retained Earnings	35,373	35,676
Accumulated Other Comprehensive Income	54	97

Total Common Stockholders’ Equity	96,049	95,938

Preferred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc. Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472

Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Long-Term Debt
The Connecticut Water Company
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,640	9,640
5.125% 1998 Series B, due 2028	7,635	7,635
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,930	14,930
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550
5.00% 2005 A Series, due 2040	15,000	15,000

Total The Connecticut Water Company	77,255	77,255

Unregulated Secured
8.0% New London Trust, Due 2017	97	99

Total Connecticut Water Service, Inc.	77,352	77,354
Less Current Portion	(7)	(7)

Total Long-Term Debt	77,345	77,347

Total Capitalization	$174,166	$174,057

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In thousands, except per share amounts)

	2007	2006
Operating Revenues	$13,162	$10,458

Operating Expenses
Operation and Maintenance	7,154	6,037
Depreciation	1,577	1,464
Income Taxes	674	143
Taxes Other Than Income Taxes	1,451	1,385

Total Operating Expenses	10,856	9,029

Net Operating Revenues	2,306	1,429

Other Utility Income, Net of Taxes	106	152

Total Utility Operating Income	2,412	1,581

Other Income (Deductions), Net of Taxes
Gain on Property Transactions	41	924
Non-Water Sales Earnings	142	167
Allowance for Funds Used During Construction	12	125
Other	(46)	(19)

Total Other Income, Net of Taxes	149	1,197

Interest and Debt Expense
Interest on Long-Term Debt	877	912
Other Interest Charges	115	75
Amortization of Debt Expense	94	94

Total Interest and Debt Expense	1,086	1,081

Income from Continuing Operations	1,475	1,697
Discontinued Operations, Net of Tax of $13 in 2006	—	19

Net Income	1,475	1,716

Preferred Stock Dividend Requirement	9	9

Net Income Applicable to Common Stock	$1,466	$1,707

Weighted Average Common Shares Outstanding:
Basic	8,232	8,152
Diluted	8,250	8,183

Earnings Per Common Share:
Basic-Continuing Operations	$0.18	$0.21
Basic-Discontinued Operations	—	—

Basic-Total	$0.18	$0.21

Diluted-Continuing Operations	$0.18	$0.21
Diluted-Discontinued Operations	—	—

Diluted-Total	$0.18	$0.21

Dividends Per Common Share	$0.2150	$0.2125
The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006
Net Income Applicable to Common Stock	$1,466	$1,707

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Benefit, net of tax expense (benefit) of ($34) in 2007; $47 in 2006	(43)	60

Comprehensive Income	$1,423	$1,767

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In thousands, except per share amounts)

	2007	2006
Balance at Beginning of Period	$35,676	$35,777
Net Income Before Preferred Dividends of Parent	1,475	1,716

	37,151	37,493

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	3	3
Cumulative Preferred, Series $.90, $.225 per share	6	6
Common Stock - 2007 $.215 per share; 2006 $.2125 per share	1,769	1,720

	1,778	1,729

Balance at End of Period	$35,373	$35,764

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006
Operating Activities:
Net Income	$1,475	$1,716
Discontinued Operations	—	19

Income from Continuing Operations	1,475	1,697

Adjustments to Reconcile Net Income to Net Cash Operating Activities:
Gain on Sale of BARLACO Assets Held for Sale	—	(921)
Allowance for Funds Used During Construction	(19)	(141)
Depreciation (including $85 in 2007, $68 in 2006 charged to other accounts)	1,721	1,532
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues	(785)	1,170
(Increase) in Other Current Assets	(1,759)	(460)
(Increase) Decrease in Other Non-Current Items	(1,062)	52
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	796	(1,469)
(Decrease) Increase in Deferred Income Taxes and Investment Tax Credits, Net	190	(218)

Total Adjustments	(918)	(455)

Net Cash and Cash Equivalents Provided by Continuing Operations	557	1,242
Net Cash and Cash Equivalents Provided by Discontinued Operations	—	19

Net Cash and Cash Equivalents Provided by Operating Activities	557	1,261

Investing Activities:
Company Financed Additions to Utility Plant	(4,256)	(3,727)
Refunds to (Advances from) Others for Construction	76	(735)

Net Additions to Utility Plant Used in Continuing Operations	(4,180)	(4,462)
Release of Restricted Cash	1	—
Proceeds from Sale of BARLACO Assets Held for Sale (Net of $3 in Transaction Costs)	—	997

Net Cash and Cash Equivalents Used in Investing Activities	(4,179)	(3,465)

Financing Activities:
Net Proceeds from Interim Bank Loans	9,080	7,500
Net Repayment of Interim Bank Loans	(5,250)	(4,750)
Proceeds from Issuance of Common Stock	337	540
Repayment of Long-Term Debt Including Current Portion	(2)	(99)
Costs Incurred to Issue Long-Term Debt and Common Stock	—	20
(Refunds to) Advances from Others for Construction	(76)	735
Cash Dividends Paid	(1,775)	(1,737)

Net Cash and Cash Equivalents Provided by Financing Activities	2,314	2,209

Net Increase (Decrease) in Cash and Cash Equivalents	(1,308)	5
Cash and Cash Equivalents at Beginning of Period	1,377	4,439

Cash and Cash Equivalents at End of Period	$69	$4,444

Non-Cash Investing and Financing Activities
Non-Cash Contributed Utility Plant	$172	$426
Short-term Investment of Bond Proceeds Held in Restricted Cash	$—	$28

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Continuing Operations During the Year for:
Interest	$1,512	$1,471
State and Federal Income Taxes	$50	$124
Cash Paid for Discontinued Operations During the Year for:
Interest	$—	$—
State and Federal Income Taxes	$—	$1
The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES	9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The balance sheet at December 31, 2006 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the period ended December 31, 2006.
The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.
Within the Consolidated Statements of Income, the Company has reclassified certain expenses and revenues within the income statement to reflect the rate treatment included in Connecticut Water’s 2006 rate case. Expenses that were excluded for rate making purposes have been included in Other Income (Deductions). Revenues and certain interest income have been reclassified from Non-Water Sales Earnings and interest income to Other Utility Income.
These reclassifications had no effect on the income from Continuing Operations or Net Income, but they allow the reader to compare results between years in a more meaningful manner.
2. Pension and Other Post-Retirement Benefits
The following tables set forth the components of pension and other postretirement benefit costs for the three months ended March 31, 2007 and 2006.
Pension Benefits
Components of Net Periodic Cost (in thousands):

Three Months ended March 31	2007	2006
Service Cost	$319	$307
Interest Cost	447	420
Expected Return on Plan Assets	(504)	(459)
Amortization of:
Transition Obligation	1	1
Prior Service Cost	17	19
Net Loss	86	122

Net Periodic Benefit Cost	$366	$410

The Company plans to make its expected contribution of $45,000 for plan year 2006 in the third quarter of 2007.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES	10
Other Postretirement Benefits
Components of Net Periodic Cost (in thousands):

	Connecticut Water		Barnstable Water
Three months ended March 31	2007	2006	2007	2006
Service Cost	$172	$135	$—	$—
Interest Cost	145	111	1	1
Expected Return on Plan Assets	(47)	(45)	—	—
Amortization of Transition Obligation	30	30	—	—
Recognized Net (Gain) Loss	71	51	(1)	(1)

Net Periodic Benefit Cost, Prior to FAS 88 Event	$371	$282	$0	$0
Additional Amount Recognized Due to Settlement or Curtailment	—	—	—	30

Net Periodic Benefit Cost	$371	$282	$0	$30

The Company has concluded that the postretirement welfare plan’s benefits will be considered actuarially equivalent to the benefits provided by Medicare Part D. The Company does not intend to apply for the government subsidy for postretirement prescription drug benefits, even though it expects to be eligible. Therefore, the impact of the subsidy on the plan’s liabilities is not reflected in the March 31, 2007 disclosure.
3. Earnings per Share
Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended March 31	2007	2006
Common Shares Outstanding
End of Period:	8,304,492	8,205,424

Weighted Average Shares Outstanding:
Days Outstanding Basis
Basic	8,232,427	8,151,666

Diluted	8,250,494	8,183,193

Basic Earnings per Share from Continuing Operations	$0.18	$0.21
Dilutive Effect of Unexercised Stock Options	—	—
Diluted Earnings per Share from Continuing Operations	$0.18	$0.21
4. New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 provides a single definition of fair value, a framework for measuring fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007; as such we will be required to adopt SFAS 157 in the first quarter of 2008. The Company is currently evaluating the impact the adoption of SFAS 157 will have on our consolidated financial statements and does not expect the impact of implementation to be material.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES	11
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for fiscal years beginning after November 15, 2007; as such we will be required to adopt SFAS 159 in the first quarter of 2008. We are currently in the process of assessing the provisions of SFAS 159 and determining how the elective application of these fair value measurements would affect our current accounting policies and procedures. We have not determined whether we will elect to measure items subject to SFAS 159 at fair value and, as a result, have not assessed any potential impact of adoption on our consolidated financial statements.
5. Segment Reporting
The Company operates principally in three business segments: water activities, real estate transactions, and services and rentals. Financial data for the segments is as follows (in thousands):
Three Months Ended March 31, 2007

				Income from
		Pre-tax		Continuing
Segment	Revenues	Income	Income Tax	Operations
Water Activities	$13,390	$1,992	$700	$1,292
Real Estate Transactions	92	68	27	41
Services & Rentals	904	234	92	142

Total	$14,386	$2,294	$819	$1,475

Three Months Ended March 31, 2006

				Income from
		Pre-tax		Continuing
Segment	Revenues	Income	Income Tax	Operations
Water Activities	$10,693	$792	$186	$606
Real Estate Transactions	1,787	594	(330)	924
Services & Rentals	946	278	111	167

Total	$13,426	$1,664	$(33)	$1,697

The Revenues shown in Water Activities above consist of revenues from water customers of $13,162,000 and $10,458,000 in the years 2007 and 2006, respectively. Additionally, there were revenues associated with utility plant leased to others of $228,000 and $235,000 in the years 2007 and 2006, respectively.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES	12
Assets (by segment):

Total Plant and Other Investments:
(in thousands)	March 31, 2007	December 31, 2006
Water	$268,239	$267,395
Non-Water	660	697

	$268,899	$268,092

Other Assets:
Water	47,467	43,716
Non-Water	2,402	3,385

	49,869	47,101

Total Assets	$318,768	$315,193

6. Income Taxes
In June 2006, the Financial Accounting Standards Board issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which became effective for the Company as of January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The reassessment of our tax positions in accordance with FIN 48 did not have an impact on our results of operations, financial condition or liquidity. From time to time, the Company is assessed interest and penalties by taxing authorities, in those cases the charges would appear on the Other line item on the Income Statement, there were no such charges for the period ended March 31, 2007. Additionally, there were no accruals relating to interest or penalties as of March 31, 2007. The Company remains subject to examination by federal authorities for the 2005 and 2006 tax years and by state authorities for the tax years 2003 through 2006.
Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Regulatory Matters and Inflation
During the three months ended March 31, 2007, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2006.
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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES	13
Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations. The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions. The Company’s most critical accounting policies pertain to public utility regulation related to Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulations” (SFAS 71), revenue recognition, and pension plan accounting. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes in the application of critical accounting policies or estimates, other than new accounting pronouncements, during the first quarter of 2007.
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
Outlook
The following modifies and updates the “Outlook” section of the Company’s 2006 Form 10-K annual report filed on March 16, 2007.
The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels. The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at lower levels, customer growth in the Company’s core regulated water utility business, additional growth in revenues attributable to non-water sales operations, and the timing and adequacy of rate relief when requested, from time to time, by our regulated water company.
The Company believes that these factors and those described in detail in “Commitments and Contingencies” in Item 7 of its Annual Report on Form 10-K may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2007 and beyond. Please also review carefully the risks and uncertainties described below under the heading “Forward Looking Information.”
Based on the Company’s current projections, the Company believes that its Net Income from Continuing Operations for the year 2007 will increase from the levels reported for 2006, primarily as a result of Connecticut Water’s 22.3% rate increase that was approved by the Connecticut Department of Utility Control (DPUC) effective January 1, 2007. During 2007 and subsequent years, the ability of the Company to maintain and increase its Net Income from Continuing Operations will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the section entitled “Commitments and Contingencies” in Item 7 of the Company’s Annual Report on Form 10-K and the risks and uncertainties described in “Forward Looking Information” below.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES	14
Liquidity and Capital Resources
The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of capital resources.
Interim Bank Loans Payable at March 31, 2007 were approximately $9,080,000.
We consider the current $15,000,000 lines of credit with three banks to be adequate. We are exploring an option to expand these lines because of an increased construction spending program. Also, we are in the first stages of securing additional long-term financing. The Connecticut Development Authority has recently approved our application for tax exempt long-term financing for up to $15 million. The lines of credit have lives that range from 12 to 29 months, which expire throughout 2007 and 2008. We expect to renew the lines as they expire. Interest expense charged on interim bank loans will fluctuate based on market interest rates.
Results of Operations
The following factors had a significant effect upon the Company’s Net Income for the three months ended March 31, 2007 as compared with the Net Income for the same period last year.
Income from Continuing Operations for the three months ended March 31, 2007 decreased from that of the prior year by $222,000, which reduced earnings from continuing operations per basic average common share by $0.03 to $0.18.
This decrease in income was broken down by business segment as follows:

Increase/(Decrease)
Business Segment	in Income
Water Activities	$686,000
Real Estate Transactions	(883,000)
Services and Rentals	(25,000)

Total	$(222,000)

The increase in the Water Activity segment’s net income was primarily due to the net effects of variances listed below:
–	an increase of approximately $2.7 million in Operating Revenue primarily due to an increase of $1.2 million in revenues from residential customers, approximately $1.0 million in deferred revenues allowed under our current rate structure that was not allowed in previous years, and smaller increases to each other customer class, which was attributable to the 22.3% rate increase that was approved by the DPUC and became effective January 1, 2007. The offset to the deferred revenues appears on the Deferred Charges and Other Costs line item of the balance sheet. Revenues increased despite a decrease in daily average consumption of approximately 3.7% compared to the three month period ended March 31, 2006.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES	15
–	a $1.1 million increase in Operation and Maintenance expense primarily due to the following expense increases:

Labor	$282,000
Employee Benefit Costs	208,000
Utility Costs	132,000
Investor Relations	93,000
Vehicle	74,000
Chemicals	64,000
Maintenance	53,000
Outside Services	51,000
Other	160,000

Total	$1,117,000

–	an increase in operating income tax expense of $531,000 due to higher effective income tax rate due to flow through accounting related to book/tax timing differences.
In February 2006, all of the land owned by BARLACO, one of our Massachusetts subsidiaries, was sold to the Town of Barnstable, Massachusetts (the Town) under the terms of the agreement to sell the assets of Barnstable Water Company to the Town. The land was valued at approximately $6.9 million and was sold for $1.0 million. The Company intends to file its 2006 corporate income tax return with a charitable contribution related to the bargain sale. As such, the Company recorded a net tax benefit relating to the bargain sale of approximately $330,000 and an after tax profit of approximately $900,000 for the period ended March 31, 2006. In 2007, there was only a minor transaction generating approximately $41,000 of income during the quarter. The Company does not expect its Real Estate Segment to generate as much income as in years past in 2007 and in future years.
Commitments and Contingencies
There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2006.
Forward-Looking Information
This report, including management’s discussion and analysis, contains certain forward-looking statements regarding the Company’s results of operation and financial position. These forward-looking statements are based on current information and expectation, and are subject to risks and uncertainties, which could cause the Company’s actual results to differ materially from expected results.
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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES	16
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
The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries and its use of the interest rate swap agreement discussed below. The Company has $15,000,000 of variable rate lines of credit with three banks, under which the interim bank loans payable at March 31, 2007 were approximately $9,080,000.
During March 2004, The Connecticut Water Company entered into a five-year interest rate swap transaction in connection with the refunding of its First Mortgage Bonds (Series V). The swap agreement provides for The Connecticut Water Company’s exchange of floating rate interest payment obligations for fixed rate interest payment obligations on a notional principal amount of $12,500,000. The purpose of the interest rate swap is to manage the Company’s exposure to fluctuation in prevailing interest rates. The Company does not enter into derivative financial contract for trading or speculative purposes and does not use leveraged instruments.
Management does not believe that changes in interest rates will have a material effect on income or cash flow during the next twelve months, although there can be no assurances that interest rates will not significantly change.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES	17
Part I, Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2007, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure to be made within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Part II, Item 1: Legal Proceedings
We are involved in various legal proceedings from time to time. Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our properties is the subject that presents a reasonable likelihood of a material adverse impact on the Company.
Part II, Item 1A: Risk Factors
Information regarding risk factors appeared in Item 1A of Part I of our Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
No stock repurchases were made during the quarter ended March 31, 2007.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES	18
Part II, Item 6: Exhibits

Exhibit
Number	Description
3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	By Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999. (Exhibit 3.2 to Form 10-K for the year ended 12/31/99).

3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.4	Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended March 31, 2003).

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32*	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES	19
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)
Date: May 7, 2007	By:	/s/ David C. Benoit
David C. Benoit
Vice President – Finance and Chief Financial Officer

Date: May 7, 2007	By:	/s/ Trudie M. Edwards
Trudie M. Edwards
Controller