Form 10-Q
period 2007-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2007-08-08
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM          TO
Commission File Number 0-8084
Connecticut Water Service, Inc.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0739839 (I.R.S. Employer Identification No.)

93 West Main Street, Clinton, CT (Address of principal executive offices)	06413 (Zip Code)
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
8,312,806
Number of shares of common stock outstanding, June 30, 2007
(Includes 69,167 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Financial Report
June 30, 2007 and 2006

Part II, Item 6: Exhibits	Page 22

Signatures Page	Page 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
At June 30, 2007 and December 31, 2006
(Unaudited)
(In thousands)

	June 30,	Dec. 31,
	2007	2006
ASSETS

Utility Plant	$369,156	$364,057
Construction Work in Progress	5,244	2,755
Utility Plant Acquisition Adjustments	(1,219)	(1,220)

	373,181	365,592
Accumulated Provision for Depreciation	(105,545)	(102,405)

Net Utility Plant	267,636	263,187

Other Property and Investments	4,868	4,905

Cash and Cash Equivalents	191	1,377
Accounts Receivable (Less Allowance, 2007 - $223; 2006 - $285)	6,337	5,305
Accrued Unbilled Revenues	5,186	4,233
Materials and Supplies, at Average Cost	961	900
Prepayments and Other Current Assets	3,115	2,335

Total Current Assets	15,790	14,150

Unamortized Debt Issuance Expense	7,170	7,398
Unrecovered Income Taxes	11,356	11,425
Post-retirement Benefits Other Than Pension	5,792	6,023
Goodwill	3,608	3,608
Deferred Charges and Other Costs	6,558	4,497

Total Regulatory and Other Long-Term Assets	34,484	32,951

Total Assets	$322,778	$315,193

CAPITALIZATION AND LIABILITIES

Common Stockholders’ Equity	$96,584	$95,938
Preferred Stock	772	772
Long-Term Debt	77,343	77,347

Total Capitalization	174,699	174,057

Current Portion of Long Term Debt	7	7
Interim Bank Loans Payable	9,175	5,250
Accounts Payable and Accrued Expenses	6,974	6,048
Accrued Taxes	639	464
Accrued Interest	777	887
Other Current Liabilities	340	314

Total Current Liabilities	17,912	12,970

Advances for Construction	32,791	32,183
Contributions in Aid of Construction	47,376	47,217
Deferred Federal and State Income Taxes	27,223	26,002
Unfunded Future Income Taxes	7,101	7,208
Long-term Compensation Arrangements	14,084	13,933
Unamortized Investment Tax Credits	1,592	1,623

Total Long-Term Liabilities	130,167	128,166

Commitments and Contingencies

Total Capitalization and Liabilities	$322,778	$315,193

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CAPITALIZATION
At June 30, 2007 and December 31, 2006
(Unaudited)
(In thousands, except share data)

	June 30,	Dec. 31,
	2007	2006
Common Stockholders’ Equity
Common Stock Without Par Value Authorized - 25,000,000 Shares;	$62,653	$61,766
Shares Issued and Outstanding: 2007 - 8,312,806 ; 2006 - 8,270,394
Stock Issuance Expense	(1,601)	(1,601)
Retained Earnings	35,462	35,676
Accumulated Other Comprehensive Income	70	97

Total Common Stockholders’ Equity	96,584	95,938

Preferrred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472

Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Long-Term Debt
The Connecticut Water Company
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,640	9,640
5.125% 1998 Series B, due 2028	7,635	7,635
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,930	14,930
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550
5.00% 2005 A Series, due 2040	15,000	15,000

Total The Connecticut Water Company	77,255	77,255

Unregulated Secured
8.0% New London Trust, Due 2017	95	99

Total Connecticut Water Service, Inc.	77,350	77,354
Less Current Portion	(7)	(7)

Total Long-Term Debt	77,343	77,347

Total Capitalization	$174,699	$174,057

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands, except per share amounts)

	2007	2006
Operating Revenues	$14,446	$11,428

Operating Expenses
Operation and Maintenance	7,673	6,607
Depreciation	1,576	1,465
Income Taxes	966	157
Taxes Other Than Income Taxes	1,393	1,273

Total Operating Expenses	11,608	9,502

Net Operating Revenues	2,838	1,926

Other Utility Income, Net of Taxes	131	166

Total Utility Operating Income	2,969	2,092

Other Income (Deductions), Net of Taxes
Gain (Loss) on Property Transactions	—	(20)
Non-Water Sales Earnings	181	136
Allowance for Funds Used During Construction	14	100
Other	(85)	(129)

Total Other Income, Net of Taxes	110	87

Interest and Debt Expense
Interest on Long-Term Debt	905	991
Other Interest Charges	219	70
Amortization of Debt Expense	93	141

Total Interest and Debt Expense	1,217	1,202

Income from Continuing Operations	1,862	977
Discontinued Operations, Net of Tax of $4 in 2006	—	6

Net Income	1,862	983

Preferred Stock Dividend Requirement	10	10

Net Income Applicable to Common Stock	$1,852	$973

Weighted Average Common Shares Outstanding:
Basic	8,249	8,182
Diluted	8,260	8,236

Earnings Per Common Share:
Basic-Continuing Operations	$0.22	$0.12
Basic-Discontinued Operations	—	—

Basic-Total	$0.22	$0.12

Diluted-Continuing Operations	$0.22	$0.12
Diluted-Discontinued Operations	—	—

Diluted-Total	$0.22	$0.12

Dividends Per Common Share	$0.2150	$0.2125
The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands, except per share amounts)

	2007	2006
Operating Revenues	$27,608	$21,886

Operating Expenses
Operation and Maintenance	14,827	12,645
Depreciation	3,153	2,929
Income Taxes	1,640	300
Taxes Other Than Income Taxes	2,844	2,657

Total Operating Expenses	22,464	18,531

Net Operating Revenues	5,144	3,355

Other Utility Income, Net of Taxes	237	318

Total Utility Operating Income	5,381	3,673

Other Income (Deductions), Net of Taxes
Gain (Loss) on Property Transactions	41	904
Non-Water Sales Earnings	323	303
Allowance for Funds Used During Construction	26	225
Other	(131)	(148)

Total Other Income, Net of Taxes	259	1,284

Interest and Debt Expense
Interest on Long-Term Debt	1,782	1,903
Other Interest Charges	334	145
Amortization of Debt Expense	187	235

Total Interest and Debt Expense	2,303	2,283

Income from Continuing Operations	3,337	2,674
Discontinued Operations, Net of Tax of $17 in 2006	—	25

Net Income	3,337	2,699

Preferred Stock Dividend Requirement	19	19

Net Income Applicable to Common Stock	$3,318	$2,680

Weighted Average Common Shares Outstanding:
Basic	8,241	8,167
Diluted	8,251	8,216

Earnings Per Common Share:
Basic-Continuing Operations	$0.40	$0.33
Basic-Discontinued Operations	—	—

Basic-Total	$0.40	$0.33

Diluted-Continuing Operations	$0.40	$0.33
Diluted-Discontinued Operations	—	—

Diluted-Total	$0.40	$0.33

Dividends Per Common Share	$0.4300	$0.4250
The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006
Net Income Applicable to Common Stock	$1,852	$973

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Benefit, net of tax expense of $11 in 2007; $24 in 2006	18	36
Minimum Pension Liability Adjustment, net of tax benefit of $1 in 2007	(1)	—

Comprehensive Income	$1,869	$1,009

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006
Net Income Applicable to Common Stock	$3,318	$2,680

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Benefit, net of tax expense (benefit) of ($23) in 2007; $72 in 2006	(25)	96
Minimum Pension Liability Adjustment, net of tax benefit of $1 in 2007	(1)	—

Comprehensive Income	$3,292	$2,776

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands, except per share amounts)

	2007	2006
Balance at Beginning of Period	$35,373	$35,764
Net Income Before Preferred Dividends of Parent	1,862	983

	37,235	36,747

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	3	3
Cumulative Preferred, Series $.90, $.225 per share	7	7
Common Stock - 2007 $.215 per share; 2006 $.2125 per share	1,763	1,736

	1,773	1,746

Balance at End of Period	$35,462	$35,001

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands, except per share amounts)

	2007	2006
Balance at Beginning of Period	$35,676	$35,777
Net Income Before Preferred Dividends of Parent	3,337	2,699

	39,013	38,476

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	6	6
Cumulative Preferred, Series $.90, $.225 per share	13	13
Common Stock - 2007 $.43 per share; 2006 $.425 per share	3,532	3,456

	3,551	3,475

Balance at End of Period	$35,462	$35,001

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006
Operating Activities:
Net Income	$3,337	$2,699

Adjustments to Reconcile Net Income to Net Cash
Operating Activities:
Earnings from Discontinued Operations	—	(25)
Gain on Sale of BARLACO Assets Held for Sale	—	(921)
Non-Cash Benefit Associated with Deferred Revenues	(1,912)	—
Allowance for Funds Used During Construction	(49)	(244)
Depreciation (including $169 in 2007, $135 in 2006 charged to other accounts)	3,382	3,064
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues	(1,985)	48
Increase in Other Current Assets	(841)	(87)
Decrease in Other Non-Current Items	725	152
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	1,598	(1,113)
Increase (Decrease) in Deferred Income Taxes and Investment Tax Credits, Net	1,152	(102)

Total Adjustments	2,070	772

Net Cash and Cash Equivalents Provided by Continuing Operations	5,407	3,471
Net Cash and Cash Equivalents Provided by Discontinued Operations	—	25

Net Cash and Cash Equivalents Provided by Operating Activities	5,407	3,496

Investing Activities:
Company Financed Additions to Utility Plant	(7,554)	(7,291)
(Advances from) Refunds to Others for Construction	(230)	212

Net Additions to Utility Plant Used in Continuing Operations	(7,784)	(7,079)
Release of Restricted Cash	1	2,464
Sale of Short-term Investments	—	6,814
Proceeds from Sale of BARLACO Assets Held for Sale (Net of $3 in Transaction Costs)	—	997

Net Cash and Cash Equivalents (Used in) Provided by Investing Activities	(7,783)	3,196

Financing Activities:
Net Proceeds from Interim Bank Loans	9,175	4,750
Net Repayment of Interim Bank Loans	(5,250)	(4,750)
Proceeds from Issuance of Common Stock	593	1,043
Proceeds from Exercise of Stock Options	—	148
Repayment of Long-Term Debt Including Current Portion	(3)	(2,378)
Costs Incurred to Issue Long-Term Debt and Common Stock	—	(1)
Advances from (Refunds to) Others for Construction	230	(212)
Cash Dividends Paid	(3,555)	(3,483)

Net Cash and Cash Equivalents Provided by (Used in) Financing Activities	1,190	(4,883)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,186)	1,809
Cash and Cash Equivalents at Beginning of Period	1,377	4,439

Cash and Cash Equivalents at End of Period	$191	$6,248

Non-Cash Investing and Financing Activites
Non-Cash Contributed Utility Plant	$558	$661
Short-term Investment of Bond Proceeds Held in Restricted Cash	$—	$307

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Continuing Operations During the Year for:
Interest	$2,047	$2,087
State and Federal Income Taxes	$453	$803
Cash Paid for Discontinued Operations During the Year for:
Interest	$—	$—
State and Federal Income Taxes	$—	$73
The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the period ended December 31, 2006 and as updated in the Company’s March 31, 2007 Form 10-Q.
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
The Company’s accounting policies regarding revenue recognition by segment are as follows:
Water Activities – Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as public and private fire protection customers who are billed monthly. Most customers, except fire protection customers, are metered. Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and earned when water is delivered. Public fire protection charges are based on the length of the water main, and number of hydrants in service and earned on a monthly basis. Private fire protection charges are based on the diameter of the connection to the water main. Our water companies accrue an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter.
Real Estate Transactions – Revenues are recorded when a sale or other transaction has been completed and title to the real estate has been transferred.
Services and Rentals – Revenues are recorded when the Company has delivered the services called for by contractual obligation.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
2. Pension and Other Post-Retirement Benefits
The following tables set forth the components of pension and other postretirement benefit costs for the three and six months ended June 30, 2007 and 2006.
Pension Benefits
Components of Net Periodic Cost (in thousands):

	3 Months		6 Months
Period ended June 30	2007	2006	2007	2006
Service Cost	$320	$307	$639	$614
Interest Cost	447	421	894	841
Expected Return on Plan Assets	(504)	(532)	(1,008)	(991)
Amortization of:
Transition Obligation	—	—	1	1
Prior Service Cost	17	19	34	38
Net Loss	86	123	172	245

Net Periodic Benefit Cost	$366	$338	$732	$748

The Company plans to make its expected contribution of $45,000 for plan year 2006 in the third quarter of 2007.
Other Postretirement Benefits
Components of Net Periodic Cost (in thousands):

	3 Months		6 Months
Three months ended June 30	2007	2006	2007	2006
Service Cost	$153	$135	$325	$270
Interest Cost	161	112	306	223
Expected Return on Plan Assets	(48)	(45)	(95)	(90)
Amortization of Transition Obligation	30	30	60	60
Recognized Net (Gain) Loss	100	50	171	101

Net Periodic Benefit Cost	$396	$282	$767	$564

In its 2006 Form 10-K filed with the SEC on March 16, 2007, the Company misapplied Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) related to recognition of the funded status of the pension and post-retirement medical plans related to certain former employees. The Company reported its adjustment to initially apply SFAS 158 of $152,000 in its Consolidated Statements of Comprehensive Income. It should have only been reported directly to Accumulated Other Comprehensive Income in the Capitalization and Liabilities section of the Balance Sheets; where it was correctly reported.
The Company has concluded that the postretirement welfare plan’s benefits will be considered actuarially equivalent to the benefits provided by Medicare Part D. The Company does not intend to apply for the government subsidy for postretirement prescription drug benefits, because the costs associated with the administration of Medicare Part D would have outweighed the benefits received by the Company. Therefore, the impact of the subsidy on the plan’s liabilities is not reflected in the June 30, 2007 disclosure.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
3. Earnings per Share
Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended June 30	2007	2006
Common Shares Outstanding
End of Period:	8,312,806	8,238,779

Weighted Average Shares Outstanding:
Days Outstanding Basis
Basic	8,249,113	8,181,802

Diluted	8,259,976	8,236,002

Basic Earnings per Share from Continuing Operations	$0.22	$0.12
Dilutive Effect of Unexercised Stock Options	—	—
Diluted Earnings per Share from Continuing Operations	$0.22	$0.12

Six months ended June 30	2007	2006
Weighted Average Shares Outstanding:
Days Outstanding Basis
Basic	8,240,816	8,166,817

Diluted	8,251,285	8,215,995

Basic Earnings per Share from Continuing Operations	$0.40	$0.33
Dilutive Effect of Unexercised Stock Options	—	—
Diluted Earnings per Share from Continuing Operations	$0.40	$0.33
4. New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 provides a single definition of fair value, a framework for measuring fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007; as such we will be required to adopt SFAS 157 in the first quarter of 2008. The Company is currently evaluating the impact the adoption of SFAS 157 will have on our consolidated financial statements.
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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
5. Segment Reporting
The Company operates principally in three business segments: water activities, real estate transactions, and services and rentals. Financial data for the segments is as follows (in thousands):
Three Months Ended June 30, 2007

				Income from
		Pre-tax		Continuing
Segment	Revenues	Income	Income Tax	Operations
Water Activities	$14,698	$2,604	$923	$1,681
Real Estate Transactions	—	—	—	—
Services & Rentals	1,083	298	117	181

Total	$15,781	$2,902	$1,040	$1,862

Three Months Ended June 30, 2006

				Income
		Pre-tax		(Loss) from
		Income		Continuing
Segment	Revenues	(Loss)	Income Tax	Operations
Water Activities	$11,653	$983	$122	$861
Real Estate Transactions	—	(20)	—	(20)
Services & Rentals	1,109	227	91	136

Total	$12,762	$1,190	$213	$977

Six Months Ended June 30, 2007

				Income from
		Pre-tax		Continuing
Segment	Revenues	Income	Income Tax	Operations
Water Activities	$28,088	$4,596	$1,623	$2,973
Real Estate Transactions	92	68	27	41
Services & Rentals	1,987	532	209	323

Total	$30,167	$5,196	$1,859	$3,337

Six Months Ended June 30, 2006

				Income from
		Pre-tax		Continuing
Segment	Revenues	Income	Income Tax	Operations
Water Activities	$22,345	$1,775	$308	$1,467
Real Estate Transactions	1,002	574	(330)	904
Services & Rentals	2,055	505	202	303

Total	$25,402	$2,854	$180	$2,674

The Revenues shown in Water Activities above consist of revenues from water customers of $14,446,000 and $11,428,000 for the three months ended June 30, in the years 2007 and 2006, respectively. Additionally, there were revenues associated with utility plant leased to others of $252,000 and $225,000 for the three months ended June 30, in the years 2007 and 2006, respectively. The Revenues shown in Water Activities above consist of revenues from water customers of $27,608,000 and $21,886,000 for the six months ended June 30, in the years 2007 and 2006, respectively. Additionally, there were revenues associated with utility plant leased to

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
others of $480,000 and $459,000 for the six months ended June 30, in the years 2007 and 2006, respectively.
Assets (by segment):
Total Plant and Other Investments:

(in thousands)	June 30, 2007	December 31, 2006
Water	$271,850	$267,395
Non-Water	654	697

	272,504	268,092

Other Assets:
Water	46,052	43,716
Non-Water	4,222	3,385

	50,274	47,101

Total Assets	$322,778	$315,193

6. Income Taxes
In June 2006, the Financial Accounting Standards Board issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which became effective for the Company as of January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The reassessment of our tax positions in accordance with FIN 48 did not have an impact on our results of operations, financial condition or liquidity. From time to time, the Company is assessed interest and penalties by taxing authorities. In those cases, the charges would appear on the Other line item on the Income Statement. There were no such charges for the period ended June 30, 2007. Additionally, there were no accruals relating to interest or penalties as of June 30, 2007. The Company remains subject to examination by federal authorities for the 2005 and 2006 tax years and by state authorities for the tax years 2003 through 2006.
The Company’s effective income tax rate for the first six months of 2007 and 2006 were 35.8% and 6.0%, respectively. The statutory income tax rates during the same periods were 39%. In determining its effective income tax rate for interim periods the Company projects its book and tax timing differences for the complete year and reflects the expected impact on its overall effective income tax rate. The primary timing difference causing the effective rate to be lower than the statutory rate during 2007 is the planned pension contribution that is greater than its FAS 87 pension expense. The primary timing difference causing the effective rate to be lower than the statutory rate during 2006 was the bargain sale of land.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Regulatory Matters and Inflation
During the three months ended June 30, 2007, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2006.
On June 19, 2007, the State of Connecticut adopted legislation which permits regulated water companies to recapture money spent on eligible infrastructure improvements without a full rate case proceeding. The DPUC may authorize regulated water companies to use a rate adjustment mechanism, such as a water infrastructure and conservation adjustment (WICA), for eligible projects completed and in service for the benefit of the customers. Regulated water companies may only charge customers such an adjustment to the extent allowed by the DPUC based on a water company’s infrastructure assessment report, as approved by the DPUC and upon semiannual filings which reflect plant additions consistent with such report. The Company does not expect to be able to take advantage of the WICA mechanism until at least the first quarter of 2009.
On June 29, 2007, the Company announced that its principal operating subsidiary, The Connecticut Water Company (CWC) and its unregulated subsidiary, New England Water Utility Services, Inc. have entered into definitive purchase agreements to acquire the regulated water utility assets of Eastern Connecticut Regional Water Company, Inc. (Eastern) and the unregulated assets of Birmingham H20 Services Inc. (H20). The agreements call for CWC and NEWUS to pay a combined $3.5 million for the assets acquired. Eastern, H20 and Birmingham Utilities, Inc. (Birmingham) are wholly-owned subsidiaries of BIW Ltd. (AMEX: BIW), a water utility holding company based in Ansonia, Connecticut. On July 13, CWC, Birmingham, and Eastern filed a joint application with the DPUC for approval of these transactions. The Company expects that these transactions will be completed in the fourth quarter of 2007 or the first quarter of 2008.
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
Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations. The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions. The Company’s most critical accounting policies pertain to public utility regulation related to Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulations” (SFAS 71), revenue recognition, and pension plan accounting. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes in the application of critical accounting policies or estimates, other than new accounting pronouncements, during the second quarter of 2007.
Management must use informed judgments and best estimates to properly apply these critical accounting policies. Because of the uncertainty in these estimates, actual results could differ from

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
estimates used in applying the critical accounting policies. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.
Outlook
The following modifies and updates the “Outlook” section of the Company’s 2006 Form 10-K annual report filed on March 16, 2007 and first quarter Form 10-Q filed on May 7, 2007.
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
Interim Bank Loans Payable at June 30, 2007 were approximately $9,175,000.
The Company currently maintains $15,000,000 lines of credit with three banks. We are planning to increase these lines because of an increased construction spending program and recently announced acquisitions. Also, we are in the first stages of securing additional long-term financing. The Connecticut Development Authority has recently approved our application for tax exempt long-term financing for up to $15 million. The lines of credit have lives that range from 12 to 29 months, which expire throughout 2007 and 2008. We expect to renew the lines as they expire. Interest expense charged on interim bank loans will fluctuate based on market interest rates.
The Company is currently in the process of negotiating additional fixed-rate, long-term borrowings from the Connecticut Development Authority (CDA) to fund ongoing and planned capital

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
improvement projects. The Company plans to submit applications to the DPUC with respect to these anticipated borrowings in August or September. The ability of the Company to complete these borrowing transactions will depend upon the receipt of a final decision of the DPUC with terms acceptable to the Company, which has not yet been issued, and the successful completion of negotiations with the CDA and the execution of definitive borrowing agreements.
Results of Operations
The following factors had a significant effect upon the Company’s Net Income for the three months ended June 30, 2007 as compared with the Net Income for the same period last year.
Income from Continuing Operations for the three months ended June 30, 2007 increased from that of the prior year by $885,000, which increased earnings from continuing operations per basic average common share by $0.10 to $0.22.
This increase in income was broken down by business segment as follows:

Increase/(Decrease)
Business Segment	in Income
Water Activities	$820,000
Real Estate Transactions	20,000
Services and Rentals	45,000

Total	$885,000

The increase in the Water Activity segment’s net income was primarily due to the net effects of variances listed below:
–	an increase of approximately $3.0 million in Operating Revenue primarily due to an increase of $1.5 million in revenues from residential customers, approximately $0.9 million in revenues allowed under our current rate structure that was not allowed in previous years, and smaller increases in each other customer class, which was attributable to the 22.3% rate increase that was approved by the DPUC and became effective January 1, 2007.

–	a $1.1 million increase in Operation and Maintenance expense primarily due to the following expense increases:

Labor	$249,000
Purchased Water	216,000
Employee Benefit Costs	121,000
Utility Costs	119,000
Vehicle	102,000
Outside Services	67,000
Other	192,000

Total	$1,066,000

–	Labor and Employee Benefit Costs increased in 2007 by a combined $370,000 due to normal wage increases and an adjustment to hourly employees in during 2006. Since the increase to

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
hourly employees was not in effect for the full year for 2006, the increase is more fully seen in 2007. Employee Benefit Costs have increased due to higher costs associated with the pension and health and welfare plans offered to employees.

–	an increase in operating income tax expense of $809,000 primarily due to higher pre-tax income and a higher effective income tax rate in 2007.
The following factors had a significant effect upon the Company’s Net Income for the six months ended June 30, 2007 as compared with the Net Income for the same period last year.
Income from Continuing Operations for the six months ended June 30, 2007 increased from that of the prior year by $663,000, which increased earnings from continuing operations per basic average common share by $0.07 to $0.40.
This increase in income was broken down by business segment as follows:

Increase/(Decrease)
Business Segment	in Income
Water Activities	$1,506,000
Real Estate Transactions	(863,000)
Services and Rentals	20,000

Total	$663,000

The increase in the Water Activity segment’s net income was primarily due to the net effects of variances listed below:
–	an increase of approximately $5.7 million in Operating Revenue primarily due to an increase of $2.7 million in revenues from residential customers, approximately $1.9 million in revenues allowed under our current rate structure that was not allowed in previous years, and smaller increases in each other customer class, which was attributable to the 22.3% rate increase that was approved by the DPUC and became effective January 1, 2007.

–	a 2.2 million increase in Operation and Maintenance expense primarily due to the following expense increases:

Labor	$531,000
Employee Benefit Costs	329,000
Utility Costs	251,000
Purchased Water	241,000
Vehicle	176,000
Rate Case Amortization Expense	149,000
Outside Services	118,000
Maintenance	65,000
Other	322,000

Total	$2,182,000

–	Labor and Employee Benefit Costs increased in 2007 by a combined $860,000 due to normal wage increases and an adjustment to hourly employees in during 2006. Since the increase to hourly employees was not in effect for the full year for 2006, the increase is more fully seen in

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
2007. Employee Benefit Costs have increased due to higher costs associated with the pension and health and welfare plans offered to employees.

–	an increase in operating income tax expense of $1,340,000 primarily due to higher pre-tax income and a higher effective income tax rate in 2007.
In the first half of 2006, the Company sold land for $1.0 million. A portion of land sales were treated as charitable contributions. The Company intends to file its 2006 corporate income tax return with a charitable contribution related to the bargain sale. As such, the Company recorded both a net tax benefit relating to the bargain sale and an after tax profit on the sale of the land for the period ended June 30, 2006. The total profit on the land sale and tax benefit associated with the bargain sale was approximately $900,000. In 2007, there was only a minor transaction generating approximately $41,000 of income during six months ended June 30. The Company does not expect its Real Estate Transactions segment to generate as much income in the remainder of 2007 and in future years as it did in years past.
Commitments and Contingencies
There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2006 and as updated in the Company’s March 31, 2007 Form 10-Q.
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
Regulated water companies, including Connecticut Water, are subject to various federal and state regulatory agencies concerning water quality and environmental standards. Generally, the water industry is materially dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant. The ability to maintain our operating costs at the lowest possible level, while providing good quality water service, is beneficial to customers and stockholders. Profitability is also dependent on the timeliness of rate relief to be sought from, and granted by, the DPUC, when necessary, and numerous factors over which we have little or no control, such as the quantity of rainfall and temperature, industrial demand, financing costs, energy rates, tax rates, and stock market trends which may affect the return earned on pension assets, and compliance with environmental and water quality regulations. From time to time, the Company may acquire other regulated and/or unregulated water companies. Profitability on these acquisitions is often dependant on the successful integration of these companies, including the announced acquisition of Eastern Connecticut Regional Water Company, Inc. and Birmingham H20 Services Inc. The profitability of our other revenue sources is subject to the amount of land we have available for sale and/or donation, the demand for the land, the continuation of the current state tax benefits relating to the donation of land for open space purposes, regulatory approval of land dispositions, the demand for telecommunications antenna site leases and the successful extensions and expansion of our service contract work. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

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
The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries and its use of the interest rate swap agreement discussed below. The Company has $15,000,000 of variable rate lines of credit with three banks, under which the interim bank loans payable at June 30, 2007 were approximately $9,175,000.
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
Part I, Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2007, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure to be made within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
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
Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
No stock repurchases were made during the quarter ended June 30, 2007.
Part II, Item 4: Submission of Matters to a Vote of Security Holders
On May 8, 2007, at its annual meeting, the stockholders of Connecticut Water Service, Inc. elected the following directors to serve three-year terms expiring at the annual meeting to be held in 2010 by the following votes:

	For	Withheld
Heather Hunt	7,007,278	149,678
Arthur C. Reeds	7,003,603	153,353
Eric W. Thornburg	7,009,354	147,602
     Directors whose term of office continues until the 2008 annual meeting are Mary Ann Hanley, Mark G. Kachur, Ronald D. Lengyel, and David A. Lentini.
     Directors whose term of office continues until the 2009 annual meeting are Lisa J. Thibdaue, Carol P. Wallace, and Donald B. Wilbur.
     The appointment of PricewaterhouseCoopers, LLP, independent public accountants, as independent auditors for the Company for the fiscal year ending December 31, 2007 was ratified by the stockholders by the following vote:

	For	Negative	Abstain
PricewaterhouseCoopers LLP	7,059,858	67,339	29,759

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Part II, Item 6: Exhibits

Exhibit
Number	Description
3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	By Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999. (Exhibit 3.2 to Form 10-K for the year ended 12/31/99).

3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.4	Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended March 31, 2003).

10.1	Asset Purchase Agreement between The Connecticut Water Company and the Eastern Connecticut Regional Water Company, Inc., dated as of June 29, 2007 (Exhibit 99.1 to Form 8-K filed on July 3, 2007).

10.2	Asset Purchase Agreement between New England Water Utility Services, Inc. and Birmingham H2O Services Inc., dated as of June 29, 2007 (Exhibit 99.2 to Form 8-K filed on July 3, 2007).

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32*	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)
Date: August 8, 2007	By:	/s/ David C. Benoit
David C. Benoit
Vice President – Finance and Chief Financial Officer