Form 10-Q
period 2007-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 2007-11-07
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007 or

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
8,358,436
Number of shares of common stock outstanding, September 30, 2007
(Includes 67,812 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Financial Report
September 30, 2007 and 2006

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
At September 30, 2007 and December 31, 2006
(Unaudited)
(In thousands)

	September, 30,	December 31,
	2007	2006
ASSETS
Utility Plant	$376,320	$364,057
Construction Work in Progress	3,113	2,755
Utility Plant Acquisition Adjustments	(1,220)	(1,220)

	378,213	365,592
Accumulated Provision for Depreciation	(107,107)	(102,405)

Net Utility Plant	271,106	263,187

Other Property and Investments	4,890	4,905

Cash and Cash Equivalents	299	1,377
Accounts Receivable (Less Allowance, 2007 - $254; 2006 - $285)	7,744	5,305
Accrued Unbilled Revenues	5,406	4,233
Materials and Supplies, at Average Cost	1,072	900
Prepayments and Other Current Assets	4,125	2,335

Total Current Assets	18,646	14,150

Unamortized Debt Issuance Expense	7,056	7,398
Unrecovered Income Taxes	11,147	11,425
Post-retirement Benefits Other Than Pension	5,677	6,023
Goodwill	3,608	3,608
Deferred Charges and Other Costs	7,808	4,497

Total Regulatory and Other Long-Term Assets	35,296	32,951

Total Assets	$329,938	$315,193

CAPITALIZATION AND LIABILITIES

Common Stockholders’ Equity	$99,737	$95,938
Preferred Stock	772	772
Long-Term Debt	77,342	77,347

Total Capitalization	177,851	174,057

Current Portion of Long Term Debt	7	7
Interim Bank Loans Payable	11,486	5,250
Accounts Payable and Accrued Expenses	7,133	6,048
Accrued Taxes	1,254	464
Accrued Interest	723	887
Other Current Liabilities	347	314

Total Current Liabilities	20,950	12,970

Advances for Construction	33,351	32,183
Contributions in Aid of Construction	47,353	47,217
Deferred Federal and State Income Taxes	27,738	26,002
Unfunded Future Income Taxes	6,668	7,208
Long-term Compensation Arrangements	14,451	13,933
Unamortized Investment Tax Credits	1,576	1,623

Total Long-Term Liabilities	131,137	128,166

Commitments and Contingencies

Total Capitalization and Liabilities	$329,938	$315,193

The accompanying notes are an integral part of these financial statement.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CAPITALIZATION
At September 30, 2007 and December 31, 2006
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
Common Stockholders’ Equity
Common Stock Without Par Value Authorized - 25,000,000 Shares;	$63,829	$61,766
Shares Issued and Outstanding: 2007 - 8,358,436 ; 2006 - 8,270,394 Stock Issuance Expense	(1,606)	(1,601)
Retained Earnings	37,551	35,676
Accumulated Other Comprehensive Income	(37)	97

Total Common Stockholders’ Equity	99,737	95,938

Preferred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472

Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Long-Term Debt
The Connecticut Water Company
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,640	9,640
5.125% 1998 Series B, due 2028	7,635	7,635
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,930	14,930
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550
5.00% 2005 A Series, due 2040	15,000	15,000

Total The Connecticut Water Company	77,255	77,255

Unregulated Secured
8.0% New London Trust, Due 2017	94	99

Total Connecticut Water Service, Inc.	77,349	77,354
Less Current Portion	(7)	(7)

Total Long-Term Debt	77,342	77,347

Total Capitalization	$177,851	$174,057

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands, except per share amounts)

	2007	2006
Operating Revenues	$16,951	$13,346

Operating Expenses
Operation and Maintenance	7,464	6,626
Depreciation	1,600	1,464
Income Taxes	1,525	541
Taxes Other Than Income Taxes	1,478	1,396

Total Operating Expenses	12,067	10,027

Net Operating Revenues	4,884	3,319

Other Utility Income, Net of Taxes	137	194

Total Utility Operating Income	5,021	3,513

Other Income (Deductions), Net of Taxes
Gain on Property Transactions	20	976
Non-Water Sales Earnings	149	94
Allowance for Funds Used During Construction	25	109
Other	(366)	(200)

Total Other (Deductions) Income, Net of Taxes	(172)	979

Interest and Debt Expense
Interest on Long-Term Debt	848	840
Other Interest Charges	9	56
Amortization of Debt Expense	93	93

Total Interest and Debt Expense	950	989

Income from Continuing Operations	3,899	3,503
Discontinued Operations, Net of Tax of $(253) in 2006	—	215

Net Income	3,899	3,718

Preferred Stock Dividend Requirement	10	10

Net Income Applicable to Common Stock	$3,889	$3,708

Weighted Average Common Shares Outstanding:
Basic	8,285	8,200
Diluted	8,293	8,250

Earnings Per Common Share:
Basic-Continuing Operations	$0.47	$0.42
Basic-Discontinued Operations	—	0.03

Basic-Total	$0.47	$0.45

Diluted-Continuing Operations	$0.47	$0.42
Diluted-Discontinued Operations	—	0.03

Diluted-Total	$0.47	$0.45

Dividends Per Common Share	$0.2175	$0.2150
The accompanying notes are an integral part of these financial statement.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands, except per share amounts)

	2007	2006

Operating Revenues	$44,559	$35,232

Operating Expenses
Operation and Maintenance	22,291	19,271
Depreciation	4,753	4,393
Income Taxes	3,165	841
Taxes Other Than Income Taxes	4,322	4,053

Total Operating Expenses	34,531	28,558

Net Operating Revenues	10,028	6,674

Other Utility Income, Net of Taxes	374	512

Total Utility Operating Income	10,402	7,186

Other Income (Deductions), Net of Taxes
Gain on Property Transactions	61	1,880
Non-Water Sales Earnings	472	397
Allowance for Funds Used During Construction	51	334
Other	(497)	(348)

Total Other Income, Net of Taxes	87	2,263

Interest and Debt Expense
Interest on Long-Term Debt	2,630	2,743
Other Interest Charges	343	201
Amortization of Debt Expense	280	328

Total Interest and Debt Expense	3,253	3,272

Income from Continuing Operations	7,236	6,177
Discontinued Operations, Net of Tax of $(236) in 2006	—	240

Net Income	7,236	6,417

Preferred Stock Dividend Requirement	29	29

Net Income Applicable to Common Stock	$7,207	$6,388

Weighted Average Common Shares Outstanding:
Basic	8,256	8,178
Diluted	8,266	8,227

Earnings Per Common Share:
Basic-Continuing Operations	$0.87	$0.75
Basic-Discontinued Operations	—	0.03

Basic-Total	$0.87	$0.78

Diluted-Continuing Operations	$0.87	$0.75
Diluted-Discontinued Operations	—	0.03

Diluted-Total	$0.87	$0.78

Dividends Per Common Share	$0.6475	$0.6400
The accompanying notes are an integral part of these financial statement.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006
Net Income Applicable to Common Stock	$3,889	$3,708

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Expense, net of tax benefit of $68 in 2007; $85 in 2006	(107)	(127)
Minimum Pension Liability Adjustment, net of tax benefit of $1 in 2007	(1)	—

Comprehensive Income	$3,781	$3,581

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006
Net Income Applicable to Common Stock	$7,207	$6,388
Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Expense, net of tax benefit of $91 in 2007; $13 in 2006	(132)	(31)
Minimum Pension Liability Adjustment, net of tax benefit of $1 in 2007	(2)	—

Comprehensive Income	$7,073	$6,357

The accompanying notes are an integral part of these financial statement.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands, except per share amounts)

	2007	2006
Balance at Beginning of Period	$35,462	$35,001
Net Income Before Preferred Dividends of Parent	3,899	3,718

	39,361	38,719

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	3	3
Cumulative Preferred, Series $.90, $.225 per share	7	7
Common Stock - 2007 $.2175 per share; 2006 $.215 per share	1,800	1,763

	1,810	1,773

Balance at End of Period	$37,551	$36,946

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands, except per share amounts)

	2007	2006
Balance at Beginning of Period	$35,676	$35,777
Net Income Before Preferred Dividends of Parent	7,236	6,417

	42,912	42,194

Dividends Declared:
Cumulative Preferred, Class A, $.60 per share	9	9
Cumulative Preferred, Series $.90, $.675 per share	20	20
Common Stock - 2007 $.6475 per share; 2006 $.64 per share	5,332	5,219

	5,361	5,248

Balance at End of Period	$37,551	$36,946

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006
Operating Activities:
Net Income	$7,236	$6,417

Adjustments to Reconcile Net Income to Net Cash
Operating Activities:
Earnings from Discontinued Operations	—	(240)
Gain on Sale of BARLACO Assets Held for Sale	—	(921)
Deferred Revenues	(2,867)	—
Allowance for Funds Used During Construction	(101)	(360)
Depreciation (including $314 in 2007, $203 in 2006 charged to other accounts)	5,067	4,596
Change in Assets and Liabilities:
Increase in Accounts Receivable and Accrued Unbilled Revenues	(3,612)	(600)
Increase in Other Current Assets	(1,962)	(1,329)
Decrease (Increase) in Other Non-Current Items	1,007	(1,502)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	2,738	(1,732)
Increase (Decrease) in Deferred Income Taxes and Investment Tax Credits, Net	1,427	(973)

Total Adjustments	1,697	(3,061)

Net Cash and Cash Equivalents Provided by Continuing Operations	8,933	3,356
Net Cash and Cash Equivalents Provided by Discontinued Operations	—	240

Net Cash and Cash Equivalents Provided by Operating Activities	8,933	3,596

Investing Activities:
Company Financed Additions to Utility Plant	(12,512)	(10,408)
Advances from Others for Construction	(606)	(432)

Net Additions to Utility Plant Used in Continuing Operations	(13,118)	(10,840)
Release of Restricted Cash	1	2,373
Sale of Short-term Investments	—	6,815
Proceeds from Sale of BARLACO Assets Held for Sale (Net of $3 in Transaction Costs)	—	998

Net Cash and Cash Equivalents Used in Investing Activities	(13,117)	(654)

Financing Activities:
Net Proceeds from Interim Bank Loans	11,486	6,250
Net Repayment of Interim Bank Loans	(5,250)	(4,750)
Proceeds from Issuance of Common Stock	911	1,430
Proceeds from Exercise of Stock Options	729	148
Repayment of Long-Term Debt Including Current Portion	(5)	(2,380)
Costs Incurred to Issue Long-Term Debt and Common Stock	(5)	(1)
Advances from Others for Construction	606	432
Cash Dividends Paid	(5,366)	(5,253)

Net Cash and Cash Equivalents Provided by (Used in) Financing Activities	3,106	(4,124)

Net Decrease in Cash and Cash Equivalents	(1,078)	(1,182)
Cash and Cash Equivalents at Beginning of Period	1,377	4,439

Cash and Cash Equivalents at End of Period	$299	$3,257

Non-Cash Investing and Financing Activities
Non-Cash Contributed Utility Plant	$723	$1,658
Short-term Investment of Bond Proceeds Held in Trust	$—	$311

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Continuing Operations During the Year for:
Interest	$3,300	$3,663
State and Federal Income Taxes	$1,682	$876
Cash Paid for Discontinued Operations During the Year for:
Interest	$—	$—
State and Federal Income Taxes	$15	$73
The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2006 and as updated in the Company’s March 31, 2007 and June 30, 2007 Forms 10-Q.
The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.
Reclassifications
Within the Consolidated Statements of Income, the Company has reclassified certain expenses and revenues to reflect the rate treatment included in Connecticut Water’s 2006 rate case. Expenses that were excluded for rate making purposes have been included in Other Income (Deductions). Revenues and certain interest income have been reclassified from Non-Water Sales Earnings and interest income to Other Utility Income. These reclassifications had no effect on the Income from Continuing Operations or Net Income, but they allow the reader to compare results between years in a more meaningful manner.
The Company’s accounting policies regarding revenue recognition by segment are as follows:
Water Activities — Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as public and private fire protection customers who are billed monthly. Most customers, except fire protection customers, are metered. Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and are earned when water is delivered. Public fire protection revenues are based on the length of the water main, and number of hydrants in service and are earned on a monthly basis. Private fire protection charges are based on the diameter of the connection to the water main. Our water companies accrue an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter.
Real Estate Transactions — Revenues are recorded when a sale or other transaction has been completed and title to the real estate has been transferred.
Services and Rentals — Revenues are recorded when the Company has delivered the services called for by contractual obligation.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
2. Pension and Other Post-Retirement Benefits
The following tables set forth the components of pension and other postretirement benefit costs for the three and nine months ended September 30, 2007 and 2006.
Pension Benefits
Components of Net Periodic Cost (in thousands):

	3 Months		9 Months
Period ended September 30	2007	2006	2007	2006
Service Cost	$319	$307	$958	$921
Interest Cost	447	420	1,341	1,261
Expected Return on Plan Assets	(504)	(386)	(1,512)	(1,377)
Amortization of:
Transition Obligation	1	1	2	2
Prior Service Cost	18	18	52	56
Net Loss	86	123	258	368

Net Periodic Benefit Cost	$367	$483	$1,099	$1,231

The Company made a contribution of $45,000 for plan year 2006 during the third quarter of 2007.
Other Postretirement Benefits
Components of Net Periodic Cost (in thousands):

	3 Months		9 Months
Period ended September 30	2007	2006	2007	2006
Service Cost	$163	$179	$488	$449
Interest Cost	152	141	458	364
Expected Return on Plan Assets	(47)	(44)	(142)	(134)
Amortization of Transition Obligation	30	30	90	90
Recognized Net (Gain) Loss	85	104	256	205

Net Periodic Benefit Cost	$383	$410	$1,150	$974

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
The Company has concluded that the postretirement welfare plan’s benefits will be considered actuarially equivalent to the benefits provided by Medicare Part D. The Company does not intend to apply for the government subsidy for postretirement prescription drug benefits, because the costs associated with the administration of Medicare Part D would have outweighed the benefits received by the Company. Therefore, the impact of the subsidy on the plan’s liabilities is not reflected in the September 30, 2007 disclosure.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
3. Earnings per Share
Earnings per average common share are calculated by dividing net income applicable to common stock by the average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended September 30	2007	2006
Common Shares Outstanding
End of Period:	8,358,436	8,254,816

Weighted Average Shares Outstanding:
Days Outstanding Basis
Basic	8,284,883	8,200,162

Diluted	8,293,133	8,249,745

Basic Earnings per Share from Continuing Operations	$0.47	$0.42
Dilutive Effect of Unexercised Stock Options	—	—

Diluted Earnings per Share from Continuing Operations	$0.47	$0.42

Nine months ended September 30	2007	2006
Weighted Average Shares Outstanding:
Days Outstanding Basis
Basic	8,255,788	8,178,054

Diluted	8,265,547	8,227,464

Basic Earnings per Share from Continuing Operations	$0.87	$0.75
Dilutive Effect of Unexercised Stock Options	—	—

Diluted Earnings per Share from Continuing Operations	$0.87	$0.75

4. New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 provides a single definition of fair value, a framework for measuring fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007; as such we will be required to adopt SFAS 157 in the first quarter of 2008. The Company is currently evaluating the impact the adoption of SFAS 157 will have on our consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for fiscal years beginning after November 15, 2007; as such we will be required to adopt SFAS 159 in the first quarter of 2008. We are currently in the process of assessing the provisions of SFAS 159 and determining how the elective application of these fair value measurements would affect our current accounting policies and procedures. While we are still evaluating the impact this statement will have on our consolidated financial statements, we currently believe that the impact will not be material.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
5. Segment Reporting
The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals. Financial data for the segments is as follows (in thousands):
Three Months Ended September 30, 2007

			Income Tax	Income from
		Pre-tax	Expense	Continuing
Segment	Revenues	Income	(Benefit)	Operations
Water Activities	$17,218	$5,224	$1,494	$3,730
Real Estate Transactions	—	—	(20)	20
Services and Rentals	1,210	238	89	149

Total	$18,428	$5,462	$1,563	$3,899

Three Months Ended September 30, 2006

		Pre-tax	Income Tax	Income from
		Income	Expense	Continuing
Segment	Revenues	(Loss)	(Benefit)	Operations
Water Activities	$13,624	$3,045	$612	$2,433
Real Estate Transactions	—	(1)	(977)	976
Services and Rentals	1,012	165	71	94

Total	$14,636	$3,209	$(294)	$3,503

Nine Months Ended September 30, 2007

				Income from
		Pre-tax	Income Tax	Continuing
Segment	Revenues	Income	Expense	Operations
Water Activities	$45,306	$9,820	$3,117	$6,703
Real Estate Transactions	92	68	7	61
Services and Rentals	3,197	770	298	472

Total	$48,595	$10,658	$3,422	$7,236

Nine Months Ended September 30, 2006

			Income Tax	Income from
		Pre-tax	Expense	Continuing
Segment	Revenues	Income	(Benefit)	Operations
Water Activities	$35,969	$4,820	$920	$3,900
Real Estate Transactions	1,002	573	(1,307)	1,880
Services and Rentals	3,067	670	273	397

Total	$40,038	$6,063	$(114)	$6,177

The Revenues shown in Water Activities above consist of revenues from water customers of $16,951,000 and $13,346,000 for the three months ended September 30, 2007 and 2006, respectively. Additionally, there were revenues associated with utility plant leased to others of $267,000 and $278,000 for the three months ended September 30, 2007 and 2006, respectively. The Revenues shown in Water Activities above consist of revenues from water customers of $44,559,000 and $35,232,000 for the nine months ended September 30, 2007 and 2006,

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
respectively. Additionally, there were revenues associated with utility plant leased to others of $747,000 and $737,000 for the nine months ended September 30, 2007 and 2006, respectively.
Assets (by segment):
Total Plant and Other Investments:

(in thousands)	September 30, 2007	December 31, 2006
Water	$275,347	$267,395
Non-Water	649	697

	275,996	268,092

Other Assets:
Water	49,009	43,716
Non-Water	4,933	3,385

	53,942	47,101

Total Assets	$329,938	$315,193

6. Income Taxes
In June 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which became effective for the Company as of January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The reassessment of our tax positions in accordance with FIN 48 did not have an impact on our results of operations, financial condition or liquidity. From time to time, the Company is assessed interest and penalties by taxing authorities. In those cases, the charges would appear on the Other line item on the Income Statement. There were no such charges for the nine month period ended September 30, 2007. Additionally, there were no accruals relating to interest or penalties as of September 30, 2007. The Company remains subject to examination by federal authorities for the 2005 and 2006 tax years and by state authorities for the tax years 2003 through 2006.
The Company’s effective income tax rates for the first nine months of 2007 and 2006 were 32.1% and negative 1.9%, respectively. The statutory income tax rates during the same periods were 39%. In determining its effective income tax rate for interim periods the Company projects its book and tax timing differences for the complete year and reflects the expected impact on its overall effective income tax rate. The primary timing difference causing the effective rate to be lower than the statutory rate during 2007 is the planned pension contribution that is greater than its FAS 87 pension expense. The primary timing difference causing the effective rate to be lower than the statutory rate during 2006 was the bargain sale of land and the favorable outcome of an Internal Revenue Service audit of federal tax returns for fiscal years 2002 — 2004 which allowed the Company to reverse tax reserves related to land sales completed during those years.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Regulatory Matters and Inflation
During the three months ended September 30, 2007, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2006.
On June 19, 2007, the State of Connecticut adopted legislation which permits regulated water companies to recapture money spent on eligible infrastructure improvements without a full rate case proceeding. The Connecticut Department of Utility Control (DPUC) may authorize regulated water companies to use a rate adjustment mechanism, such as a water infrastructure and conservation adjustment (WICA), for eligible projects completed and in service for the benefit of the customers. Regulated water companies may only charge customers such an adjustment to the extent allowed by the DPUC based on a water company’s infrastructure assessment report, as approved by the DPUC and upon semiannual filings which reflect plant additions consistent with such report. The Company does not expect to be able to take advantage of the WICA mechanism until at least the first quarter of 2009.
On June 29, 2007, the Company announced that its principal operating subsidiary, The Connecticut Water Company (CWC) and its unregulated subsidiary, New England Water Utility Services, Inc. (NEWUS) have entered into definitive purchase agreements to acquire the regulated water utility assets of Eastern Connecticut Regional Water Company, Inc. (Eastern), a wholly-owned subsidiary of Birmingham Utilities, Inc. (Birmingham), and the unregulated assets of Birmingham H20 Services Inc. (H20). The agreements call for CWC and NEWUS to pay a combined $3.5 million for the assets acquired. Eastern, H20 and Birmingham are wholly-owned subsidiaries of BIW Ltd. (AMEX: BIW), a water utility holding company based in Ansonia, Connecticut. On July 13, CWC, Birmingham, and Eastern filed a joint application with the DPUC for approval of these transactions. A draft decision approving these transactions was issued by the DPUC on October 23, 2007; the final decision is scheduled for release on November 14, 2007. The Company expects that these transactions will be completed in the first quarter of 2008.
Critical Accounting Policies and Estimates
The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the DPUC to which the Company’s regulated water utility subsidiary is subject. Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K.
Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations. The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions. The Company’s most critical accounting policies pertain to public utility regulation related to Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulations” (SFAS 71), revenue recognition, and pension plan accounting. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31,

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
2006. There were no significant changes in the application of critical accounting policies or estimates during the third quarter of 2007.
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
Outlook
The following modifies and updates the “Outlook” section of the Company’s 2006 Form 10-K annual report filed on March 16, 2007, first quarter Form 10-Q filed on May 7, 2007 and second quarter Form 10-Q filed on August 8, 2007.
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
Based on the Company’s current projections, the Company believes that its Net Income from Continuing Operations for the year 2007 will increase from the levels reported for 2006, primarily as a result of Connecticut Water’s 22.3% rate increase that was approved by the Connecticut DPUC effective January 1, 2007. During 2007 and subsequent years, the ability of the Company to maintain and increase its Net Income from Continuing Operations will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the section entitled “Commitments and Contingencies” in Item 7 of the Company’s Annual Report on Form 10-K and the risks and uncertainties described in “Forward Looking Information” below.
Liquidity and Capital Resources
The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of capital resources.
Interim Bank Loans Payable at September 30, 2007 were approximately $11,486,000. The Company currently maintains an aggregate of $21 million in lines of credit with three banks. The Company recently increased these lines because of an increased construction spending program and recently announced acquisitions. The lines of credit have lives that range from 12 to 29 months, which expire throughout 2008 and 2009. We expect to renew the lines as they expire. Interest expense charged on interim bank loans will fluctuate based on market interest rates.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
The Company is currently in the process of negotiating additional fixed-rate, long-term borrowings from the Connecticut Development Authority (CDA) to fund ongoing and planned capital improvement projects. The Company is finalizing the specifics of the offering, which is anticipated to be completed during the fourth quarter of 2007.
The Company offers a dividend reinvestment plan (DRIP) to all shareholders, whereby shareholders can opt to have dividends directly reinvested into additional shares of the Company. During the nine months ended September 30, 2007 and 2006, the shareholders reinvested $911,000 and $1,430,000, respectively, as part of the DRIP.
From 1999 through 2003, the Company issued stock options to certain employees of the Company. For the nine months ended September 30, 2007 and 2006, the Company received $729,000 and $148,000 in proceeds related to stock options that were exercised.
Results of Operations
The following factors had a significant effect upon the Company’s Net Income for the three months ended September 30, 2007 as compared with the Net Income for the same period last year.
Income from Continuing Operations for the three months ended September 30, 2007 increased from that of the prior year by $396,000, which increased earnings from continuing operations per basic and diluted average common share by $0.05 to $0.47.
This increase in income was broken down by business segment as follows:

Increase/(Decrease)
Business Segment	in Income
Water Activities	$1,297,000
Real Estate Transactions	(956,000)
Services and Rentals	55,000

Total	$396,000

The increase in the Water Activity segment’s net income was primarily due to the net effects of variances listed below:
–	an increase of approximately $3.6 million in Operating Revenue primarily due to the rate increase effective as of January 1, 2007. The largest driver of the increase in Operating Revenue was an increase of $2.0 million in revenues from residential customers.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
–	a $0.8 million increase in Operation and Maintenance expense primarily due to the following expense increases:

Labor	$199,000
Purchased Water	163,000
Employee Benefit Costs	104,000
Vehicle	98,000
Outside Services	85,000
Rate Case Costs Amortization	60,000
Chemicals	47,000
Utility Costs	46,000
Other	36,000

Total	$838,000

–	Labor and Employee Benefit Costs increased in 2007 by a combined $303,000 due to normal wage increases. Employee Benefit Costs have also increased due to higher costs related to the health and welfare plan offered to employees and retirees. Additionally, the Company’s purchased water costs have increased primarily due to increases in the rates charged to the Company by other water utilities.

–	an increase in operating income tax expense of $984,000 primarily due to higher pre-tax income and a higher effective income tax rate in 2007.
During the third quarter of 2006, the Company received a benefit in its Real Estate Segment from the reversal of tax reserves of $976,000 upon the completion of an Internal Revenue Service (IRS) audit of the Company’s 2002 — 2004 tax years. As a result of the audit, there was no need to adjust the Company’s 2002 — 2004 tax liability and, consequently, the Company eliminated tax reserves related to those tax years. Upon completion of the 2006 tax return in September 2007, the Company received an additional tax benefit relating to the 2006 BARLACO land sale transaction of approximately $20,000. While there will continue to be Real Estate transactions during 2007 and beyond, the Company does not expect its Real Estate Transactions segment to generate as much income in the remainder of 2007 as it had in years past.
The following factors had a significant effect upon the Company’s Net Income for the nine months ended September 30, 2007 as compared with the Net Income for the same period last year.
Income from Continuing Operations for the nine months ended September 30, 2007 increased from that of the prior year by $1,059,000, which increased earnings from continuing operations per basic and diluted average common share by $0.12 to $0.87.
This increase in income was broken down by business segment as follows:

Increase/(Decrease)
Business Segment	in Income
Water Activities	$2,803,000
Real Estate Transactions	(1,819,000)
Services and Rentals	75,000

Total	$1,059,000

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
The increase in the Water Activity segment’s net income was primarily due to the net effects of variances listed below:
–	an increase of approximately $9.3 million in Operating Revenue primarily due the rate increase effective as of January 1, 2007. The largest driver of the increase in Operating Revenue was an increase of $4.7 million in revenues from residential customers.

–	a $3.0 million increase in Operation and Maintenance expense primarily due to the following expense increases:

Labor	$730,000
Employee Benefit Costs	433,000
Purchased Water	404,000
Utility Costs	297,000
Vehicle	274,000
Rate Case Cost Amortization	209,000
Outside Services	203,000
Employee Training	73,000
Office Space Rental	71,000
Other	326,000

Total	$3,020,000

–	Labor and Employee Benefit Costs increased in 2007 by a combined $1,163,000 due to normal wage increases and a compensation adjustment for hourly employees during 2006. Since the increase to hourly employees was not in effect for the full year for 2006, the increase is more fully seen in 2007. Employee Benefit Costs have also increased due to higher costs related to the health and welfare plan offered to employees and retirees. Additionally, the Company’s purchased water costs have increased primarily due to increases in the rates charged to the Company by other water utilities.

–	an increase in operating income tax expense of $2,324,000 primarily due to higher pre-tax income and a higher effective income tax rate in 2007.
In 2006, the Company sold land for $1.0 million. A portion of land sales were treated as charitable contributions. The Company filed its 2006 corporate income tax return with a charitable contribution related to the bargain sale. As such, the Company recorded both a net tax benefit relating to the bargain sale and an after tax profit on the sale of the land for the period ended June 30, 2006. The total profit on the land sale and tax benefit associated with the bargain sale was approximately $900,000. Additionally, during the third quarter of 2006, the Company received a benefit from the reversal of tax reserves of $976,000 upon the completion of an IRS audit of the Company’s 2002 — 2004 tax years. As a result of the audit, there was no need to adjust the Company’s 2002 — 2004 tax liability and, consequently, the Company eliminated tax reserves related to those tax years. In 2007, there was a minor transaction generating approximately $41,000 of income during the nine months ended September 30, 2007. Additionally, upon completion of the 2006 tax return, the Company received an additional tax benefit relating to the 2006 BARLACO land sale transaction of approximately $20,000 during the nine months ending September 30, 2007. While there will continue to be Real Estate transactions during 2007 and beyond, the Company does not expect its Real Estate Transactions segment to generate as much income in the remainder of 2007 as it had in years past.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Commitments and Contingencies
There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2006 and as updated in the Company’s March 31, 2007 and June 30, 2007 Forms 10-Q.
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
Regulated water companies, including The Connecticut Water Company, are subject to various federal and state regulatory agencies concerning water quality and environmental standards. Generally, the water industry is materially dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant. The ability to maintain our operating costs at the lowest possible level, while providing good quality water service, is beneficial to customers and stockholders. Profitability is also dependent on the timeliness of rate relief to be sought from, and granted by, the DPUC, when necessary, and numerous factors over which we have little or no control, such as the quantity of rainfall and temperature, customer demand and related conservation efforts, financing costs, energy rates, tax rates, and stock market trends which may affect the return earned on pension assets, and compliance with environmental and water quality regulations. From time to time, the Company may acquire other regulated and/or unregulated water companies. Profitability on these acquisitions is often dependant on the successful integration of these companies, including the previously announced acquisition of Eastern Connecticut Regional Water Company, Inc. and Birmingham H20 Services Inc. The profitability of our other revenue sources is subject to the amount of land we have available for sale and/or donation, the demand for the land, the continuation of the current state tax benefits relating to the donation of land for open space purposes, regulatory approval of land dispositions, the demand for telecommunications antenna site leases, and the successful extensions and expansion of our service contract work. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.
Part I, Item 3: Quantitative and Qualitative Disclosure About Market Risk
The primary market risk faced by the Company is interest rate risk. The Company has exposure to derivative financial instruments through an interest rate swap agreement. The Company has no other financial instruments with significant credit risk or off-balance sheet risks and is not subject, in any material respect, to any currency or other commodity risk.
The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries and its use of the interest rate swap agreement discussed below. The Company has $21,000,000 of variable rate lines of credit with three banks, under which the interim bank loans payable at September 30, 2007 were approximately $11,486,000.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
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
Part I, Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2007, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure to be made within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
No stock repurchases were made during the quarter ended September 30, 2007.
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
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)

Date: November 7, 2007	By:	/s/ David C. Benoit David C. Benoit Vice President — Finance and Chief Financial Officer, on behalf the Registrant and as Principal Financial Officer