Form 10-K
period 2007-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2008-03-17
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☑	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007
or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from           to
Commission File Number 0-8084
Connecticut Water Service, Inc.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0739839 (I.R.S. Employer Identification No.)

93 West Main Street, Clinton, CT (Address of principal executive office)	06413 (Zip Code)
Registrant’s telephone number, including area code (860) 669-8636
Registrant’s website: www.ctwater.com
Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class Common Stock, without par value	Name of each exchange on which registered The Nasdaq Stock Market, Inc.
Securities registered pursuant to Section 12 (g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐       Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2007, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was $198,764,170 based on the closing sale price on such date as reported on the NASDAQ.
Number of shares of Common Stock, no par value, outstanding as of March 1, 2008 was 8,351,867, excluding 49,679 common stock equivalent shares.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Document is Incorporated
Definitive Proxy Statement, dated	Part III
March 18, 2008, for Annual Meeting of Shareholders to be held on May 15, 2008.

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
PART I
ITEM 1. BUSINESS
The Company
The Registrant, Connecticut Water Service, Inc. (referred to as “the Company”, “we” or “our”) was incorporated in 1974, with The Connecticut Water Company (Connecticut Water) as its largest subsidiary which was organized in 1956. Connecticut Water Service, Inc. is a non-operating holding company, whose income is derived from the earnings of its four wholly-owned subsidiary companies. In 2007, approximately 91% of the Company’s earnings from continuing operations were attributable to water activities carried out within its regulated water company, Connecticut Water. As of December 31, 2007, Connecticut Water supplied water to 84,418 customers in 41 towns throughout Connecticut. As a regulated water company Connecticut Water is subject to state regulation regarding financial issues, rates, and operating issues, and to various other state and federal regulatory agencies concerning water quality and environmental standards.
In addition to its regulated utility, the Company owns three unregulated companies, two of which were active and one of which was inactive as of December 31, 2007. In 2007, these unregulated companies, together with real estate transactions within Connecticut Water, contributed the remaining 9% of the Company’s earnings from continuing operations through real estate transactions as well as services and rentals. The two active companies are Chester Realty, Inc., a real estate company in Connecticut; and New England Water Utility Services, Inc. (NEWUS), which provides contract water and sewer operations and other water related services.
The inactive company is The Barnstable Holding Company (Barnstable Holding), a holding company which previously owned BARLACO Inc. (BARLACO) and Barnstable Water Company (Barnstable Water). BARLACO, a real estate company in Massachusetts whose entire inventory of land was sold in 2006; and Barnstable Water, a company that was a public service company until its assets were sold to the Town of Barnstable, Massachusetts in 2005; were each merged with and into Barnstable Holding during 2007. As a result of the sale of the assets of Barnstable Water, results of its operations have been classified as discontinued operations.
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
The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these documents will be made available free of charge through the “INVESTOR INFORMATION” section of the Company’s internet website (http://www.ctwater.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC). The following documents are also available through the “CORPORATE GOVERNANCE” section of our website:
•	Code of Conduct – Board of Directors

•	Code of Conduct – Employees

•	Audit Committee Charter

•	Compensation Committee Charter

•	Corporate Governance Committee Charter
Copies of each of the Company’s SEC filings (without exhibits) and corporate governance documents mentioned above will also be mailed to investors, upon request, by contacting the Company’s Corporate Secretary at Connecticut Water, 93 West Main Street, Clinton, CT 06413.
Our Regulated Business
On June 29, 2007, the Company announced that its principal operating subsidiary, Connecticut Water, and its unregulated subsidiary, NEWUS, had entered into definitive purchase agreements to acquire the regulated water utility assets of Eastern Connecticut Regional Water Company, Inc. (Eastern), a wholly-owned subsidiary of Birmingham Utilities, Inc. (Birmingham) and the unregulated assets of Birmingham H2O Services, Inc. (H2O). The agreements called for Connecticut Water and NEWUS to pay a combined $3.5 million for the assets acquired, which had a book value of $9.9 million. On November 16, 2007, the Connecticut Department of Public Utility Control (DPUC) issued a final decision approving the transactions and the accounting treatment described in Note 17 of the Notes to Consolidated Financial Statements. The transaction was completed on January 16, 2008, at which point all of the former customers of Eastern became customers of Connecticut Water. The acquisition of Eastern added more than 2,300 residential customers residing in 14 towns across Connecticut, some only a few miles from existing Connecticut Water systems. The Company is currently integrating Eastern’s customers and employees into Connecticut Water’s operations. The Company expects the integration to be materially complete in the first quarter of 2008. For more information, please refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 of the Notes to Consolidated Financial Statements.
In April 2006, the DPUC approved the Company’s application to merge Unionville Water Company (Unionville) and Crystal Water Company (Crystal) into Connecticut Water. The Company completed these mergers on May 31, 2006. In July 2006, the Company filed a rate application with the DPUC for the newly merged Connecticut Water requesting an increase in rates of approximately $14.6 million, or 30%. On January 16, 2007, the DPUC issued its final decision and approved a Settlement Agreement; negotiated with the Office of Consumer Counsel and the DPUC’s Prosecutorial Staff; that allowed Connecticut Water an increase of revenues of approximately $10,940,000, or 22.3%. The Settlement Agreement allowed Connecticut Water to defer a portion of the approved rate increase, approximately $3.8 million. The Company recognized that increase through recording deferred revenues and a corresponding regulatory asset, as required by the decision. Through December 31, 2007, the Company has recorded approximately $3.8 million in deferred revenues. The second phase of the increase is expected to occur on April 1, 2008. On January 31, 2008, the Company filed to reopen the case, a procedure required by the Settlement Agreement, to implement the second phase. In addition to the approval for the inclusion in current rates of the previously approved deferred revenues of $3.8 million, the filing includes requested recovery of the costs associated with $15.5 million of additional capital investments made in 2007. This portion of the second phase of the increase was also called for in the Settlement Agreement.
The total increase associated with this second phase is a request of 12.6%, of which approximately 8.2% is for deferred revenues and 4.4% for the investment in additional capital in 2007. Additionally, Connecticut Water agreed not to apply for a general rate increase that would become effective prior to January 1, 2010.
A final decision on this second phase is expected by the end of March 2008.
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
Costs to comply with environmental and water quality regulations are substantial. Since the 1974 enactment of the Safe Drinking Water Act, we have spent approximately $57.6 million in constructing facilities and conducting aquifer mapping necessary to comply with the requirements of the Safe Drinking Water Act, and other federal and state regulations, of which $7.4 million was expended in the last five years. We are presently in compliance with current regulations, but the regulations are subject to change at any time. The costs to comply with future changes in state or federal regulations, which could require us to modify existing filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.
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
The rates we charge our water customers are established under the jurisdiction of and are approved by the DPUC. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. As noted above, on January 16, 2007, the DPUC approved an increase of revenues of approximately $10,940,000, or 22.3%, for Connecticut Water effective January 1,

2007. Connecticut Water’s allowed return on equity and return on rate base are 10.125% and 8.07%, respectively.
Our Water Systems
Our water infrastructure consists of 28 noncontiguous water systems in the State of Connecticut. Our system, in total, consists of approximately 1,400 miles of water main and reservoir storage capacity of 7.0 billion gallons. The safe, dependable yield from our 122 active wells and 18 reservoirs is approximately 49 million gallons per day. Water sources vary among the individual systems, but overall approximately 35% of the total dependable yield comes from reservoirs and 65% from wells.
As of December 31, 2007, Connecticut Water’s 84,418 customers consumed approximately 7.3 billion gallons of water generating $59,026,000 in revenue. We supply water, and in most cases, fire protection to all or portions of 41 towns in Connecticut.
The following table breaks down the above total figures by customer class as of December 31, 2007, 2006 and 2005:

	2007	2006	2005
Customers:
Residential	75,579	74,253	72,968
Commercial	5,532	5,485	5,333
Industrial	426	429	428
Public Authority	602	587	580
Fire Protection	1,599	1,562	1,526
Other (including non-metered accounts)	680	931	928

Total	84,418	83,247	81,763

Water Revenues ($000’s)
Residential(1)	$38,354	$29,067	$29,980
Commercial	6,762	5,652	5,619
Industrial	1,764	1,589	1,538
Public Authority	1,924	1,507	1,625
Fire Protection	9,482	8,708	8,267
Other (including non-metered accounts)	740	422	424

Total	$59,026	$46,945	$47,453

Customer Water Consumption
(millions of gallons)
Residential	5,186	4,933	5,260
Commercial	1,259	1,198	1,188
Industrial	423	424	423
Public Authority	389	363	405

Total	7,257	6,918	7,276

(1) Includes $3.8 million of deferred revenues in 2007 as allowed under the 2007 Rate Decision.

Connecticut Water owns various small, discrete parcels of land that are no longer required for water supply purposes. At December 31, 2007, this land totaled approximately 250 acres. Over the past several years, we have been disposing of these land parcels. For more information, please refer to Segments of Our Business below.
Additional information on land dispositions can be found in Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Commitments and Contingencies.
Competition
Connecticut Water faces competition from a few small privately-owned water systems operating within, or adjacent to, our franchise areas and from municipal and public authority systems whose service areas in some cases overlap portions of our franchise areas.
Employees
As of December 31, 2007, we employed a total of 206 persons. Our employees are not covered by collective bargaining agreements.
Segments of Our Business
For management and financial reporting purposes we divide our business into three segments: Water Activities, Real Estate Transactions, and Services and Rentals.
Water Activities – The Water Activities segment is comprised of our core regulated water activities to supply public drinking water to our customers. This segment encompasses all transactions of our regulated water company with the exception of certain real estate transactions.
Real Estate Transactions – Our Real Estate Transactions segment involves the sale or donation for income tax benefits of our real estate holdings. These transactions can be effected by any of our subsidiary companies. During 2007, the Company engaged in two land transactions totaling 33 acres and increased its valuation allowance, resulting in a net profit of $167,000.
In February 2006, the Company sold 109 acres of land that were owned by BARLACO to the Town of Barnstable, Massachusetts for $1.0 million.
In 2005, the Company sold 74 acres of land in Bristol, Connecticut for $475,000.
In 2005, the Company reduced after-tax profit by $353,000 by recording a reserve for income taxes. This was due to an examination by the Internal Revenue Service (IRS), which was examining the fair market value of the property reflected on the Company’s 2002, 2003 and 2004 tax returns. The IRS completed its examination during 2006 and no adjustment to the Company’s 2002 – 2004 tax liability was needed. As a result, the reserve of $353,000, along with an additional $623,000 in reserves was reversed in 2006.
A breakdown of the net income of this segment between our regulated and unregulated companies for the past three years is as follows:

	Income (Loss) from Real Estate Transactions from
	Continuing Operations
	Regulated	Unregulated	Total
2005	$(69,000)	$8,000	$(61,000)

2006	$1,083,000	$980,000	$2,063,000

2007	$199,000	$(32,000)	$167,000

Services and Rentals – Our Services and Rentals segment provides contracted services to water and wastewater utilities and other clients and also leases certain of our properties to third parties through our unregulated companies. The types of services provided include contract operations of water and wastewater facilities; Linebacker®, our service line protection plan for public drinking water customers; and providing bulk deliveries of emergency drinking water to businesses and residences via tanker truck. Our lease and rental income comes primarily from the renting of residential and commercial property.
Some of the services listed above, including the service line protection plan, have little or no competition. But there can be considerable competition for contract operations of large water and wastewater facilities and systems. However, we have sought to develop a niche market by seeking to serve smaller facilities and systems in our service areas where there is less competition. The Services and Rentals segment, while relatively new and a small portion of our overall business, has grown significantly over the past five years and now provides approximately 7% of our overall net income in 2007. Net income generated by this segment of our business was $651,000, $515,000 and $463,000 for the years 2007, 2006 and 2005, respectively.
ITEM 1A. RISK FACTORS
Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Forward Looking Information” in Item 7 below – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” at pages F-6 to F-27.
Because we incur significant capital expenditures annually, we depend on the rates we charge our customers.
The water utility business is capital intensive. On an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. Our ability to maintain and meet our financial objectives is dependent upon the rates we charge our customers. These rates are subject to approval by the DPUC. The Company is entitled to file rate increase requests, from time to time, to recover our investments in utility plant and expenses; however as part of our recent Settlement Agreement with the DPUC, we have agreed not to request rate relief that would become effective prior to January 2010. Once a rate increase petition is filed with the DPUC, the ensuing administrative and hearing process may be lengthy and costly. The timing of our future rate increase requests are dependent on the terms of our rate case decision on January 16, 2007 (including the second phase of the rate case filed in January 2008) and also partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase to the extent approved. We can provide no assurances that any future rate increase requests will be approved by the DPUC; and, if approved, we cannot guarantee that any such rate increase requests will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase. Additionally, the DPUC may rule that a company must reduce its rates.
Under a 2007 law, the DPUC may authorize regulated water companies to use a rate adjustment mechanism, such as a Water Infrastructure and Conservation Adjustment (WICA), for eligible projects completed and in service for the benefit of the customers. The Company does not expect to be able to take advantage of the WICA mechanism until the first quarter of 2009, at the earliest. For more information related to WICA, please refer to the “Executive Overview” found in Item 7 of this Form 10-K.
Our operating costs could be significantly increased because of state and federal environmental and health and safety laws and regulations.
Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws, and federal and state regulations issued under these laws by the U.S. Environmental Protection Agency and state environmental regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the United States and/or Connecticut. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. We cannot assure that we have been or will be at all times in full compliance with these laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.
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
Declining per customer residential water usage may reduce our revenues, financial condition and results of operations in future years.
A trend of declining per customer residential water usage in Connecticut has been observed, which we would attribute to the declining household size reported throughout the state, as well as increased water conservation, including the use of more efficient household fixtures and appliances among residential users. Our regulated business is heavily dependent on revenue generated from rates we charge to our residential customers for the volume of water they use. The rate we charge for our water is regulated by the DPUC and we may not unilaterally adjust our rates to reflect changes in demand. Declining volume of residential water usage may, thus, have a negative impact on our operating revenues in the future if regulators do not reflect any usage declines in the rate setting design process.
Potential drought conditions may impact our ability to serve our current and future customers’ demand for water and our financial results.
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
The failure of, or the requirement to repair, upgrade or dismantle, any of our dams may adversely affect our financial condition and results of operations.
We own 32 dams throughout the state of Connecticut. While the Company maintains robust dam maintenance and inspection programs, a failure of any of those dams could result in injuries and damage to residential and/or commercial property downstream for which we may be responsible, in whole or in part. The failure of a dam could also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition and results of operations. Any losses or liabilities incurred due to the failure of one of our dams might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.
Any failure of our reservoirs, storage tanks, mains or distribution networks could result in losses and damages that may affect our financial condition and reputation.
Connecticut Water distributes water through an extensive network of mains and stores water in reservoirs and storage tanks located across Connecticut. A failure of major mains, reservoirs, or tanks could result in injuries and damage to residential and/or commercial property for which we may be responsible, in whole or in part. The failure of major mains, reservoirs or tanks may also result in the need to shut down some facilities or parts of our water distribution network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water delivery requirements prescribed by governmental regulators, including the DPUC, and adversely affect our financial condition, results of operations, cash flow, liquidity and reputation. Any business interruption or other losses might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.
Any future acquisitions we may undertake may involve risks and uncertainties.
An important element of our growth strategy is the acquisition and integration of water systems in order to move into new service areas and to broaden our current service areas. Connecticut Water has completed three acquisitions since the beginning of 2007 through the filing of this report on Form 10-K on March 17, 2008. The acquisitions of Avery Heights, Hilldale Park Homeowner’s Association, and Birmingham’s Eastern Division water systems have increased the Company’s customer base by approximately 2,300 customers. Following these acquisitions, The Connecticut Water Company now serves more than 86,000 customers, or a population of nearly 300,000 people, in more than 50 Connecticut towns. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates. It is our intent, when practical, to integrate any businesses we acquire with our existing operations. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management’s time and resources. Future acquisitions by us could result in:
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
Our success depends significantly on the continued individual and collective contributions of our management team. The loss of the services of any member of our senior management team or the inability to hire and retain experienced management personnel could harm our operating results.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
The properties of our regulated water company consist of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water. In certain cases, our water company may be a party to limited contractual arrangements for the provision of water supply from neighboring utilities. We believe that our properties are in good operating condition. Water mains are located, for the most part, in public streets and, in a few instances, are located on land that we own in fee simple and/or land utilized pursuant to easement right, most of which are perpetual and adequate for the purpose for which they are held.
The net utility plant of the Company at December 31, 2007 was solely owned by Connecticut Water. Connecticut Water’s net utility plant balance as of December 31, 2007 was $277,662,000, nearly $15 million more than the balance of net utility plant as of December 31, 2006, due primarily to normal plant additions.

Sources of water supply owned, maintained, and operated by Connecticut Water include eighteen reservoirs and fifty-two well fields. In addition, Connecticut Water has an agreement with the Metropolitan District Commission (MDC) (a public water and sewer authority presently serving the City of Hartford and portions of surrounding towns), which provides, among other things, for the operation and maintenance by MDC of a filtration plant to supply up to 650,000 gallons of treated water per day for Connecticut Water’s Collinsville System. Collectively, these sources have the capacity to deliver approximately forty-seven million gallons of potable water daily to the fourteen major operating systems in the following table. In addition to the principal systems identified, Connecticut Water owns, maintains, and operates fourteen small, non-interconnected satellite and consecutive water systems that, combined have the ability to deliver about one million gallons of additional water per day to their respective systems. For some small consecutive water systems, purchased water may comprise substantially all of the total available supply of the system. During 2006, the Company entered into, and the DPUC approved, a purchased water agreement with the South Central Connecticut Regional Water Authority (RWA) to purchase up to one million gallons per day billed at the RWA’s wholesale rate. Activation of the interconnection will occur in 2008 on an as needed basis. As part of the DPUC’s decision approving the purchased water agreement, they allowed the Company to capitalize $75,000 per year as the cost to reimburse RWA for capital investments needed to provide for increased water sales. The Company will be allowed to treat these costs as a regulatory asset.
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

As of December 31, 2007, the transmission and distribution systems of Connecticut Water consisted of approximately 1,400 miles of main. On that date, approximately 76 percent of our mains were eight-inch diameter or larger. Substantially all new main installations are cement-lined ductile iron pipe of eight-inch diameter or larger.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CTWS”. Our quarterly high and low stock prices as reported by NASDAQ and the cash dividends we paid during 2007 and 2006 are listed as follows:

	Price		Dividends
Period	High	Low	Paid
2007
First Quarter	$25.09	$22.52	$.2150
Second Quarter	25.00	23.62	.2150
Third Quarter	25.61	23.10	.2175
Fourth Quarter	25.15	22.40	.2175
2006
First Quarter	$26.43	$23.81	$.2125
Second Quarter	27.71	20.29	.2125
Third Quarter	24.39	21.90	.2150
Fourth Quarter	23.18	21.35	.2150
As of March 1, 2008, there were approximately 4,200 holders of record of our common stock.
We presently intend to pay quarterly cash dividends in 2008 on March 17, June 16, September 15 and December 15 subject to our earnings and financial condition, regulatory requirements and other factors our Board of Directors may deem relevant.
Purchases of Equity Securities by the Company – In May 2005, the Company adopted a common stock repurchase program (Share Repurchase Program). The Share Repurchase Program allows the Company to repurchase up to 10% of its outstanding common stock, at a price or prices that are deemed appropriate. As of December 31, 2007, no shares have been repurchased. Currently, the Company has no plans to repurchase shares under the Share Repurchase Program.
Performance Graph – Set forth below is a line graph comparing the cumulative total shareholder return for each of the years 2002 – 2007 on the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies in the Standard & Poor’s 500 Index and the Standard and Poor’s 500 Utility Index.

	2002	2003	2004	2005	2006	2007

Connecticut Water Service, Inc.	100.00	112.95	111.62	106.76	102.83	110.43

Standard & Poor’s 500 Index	100.00	128.68	142.69	149.70	173.34	182.86

Standard & Poor’s 500 Utilities Index	100.00	126.26	156.91	183.34	221.82	264.87

(Source: Standard & Poor’s Institutional Market Service)

ITEM 6. SELECTED FINANCIAL INFORMATION
SELECTED FINANCIAL DATA

Years Ended December 31, (thousands of dollars except per share
amounts and where otherwise indicated)	2007	2006	2005	2004	2003

CONSOLIDATED STATEMENTS OF INCOME
Continuing Operations
Operating Revenues	$59,026	$46,945	$47,453	$46,008	$44,598
Operating Expenses	$46,324	$39,962	$37,486	$35,487	$33,380
Other Utility Income, Net of Taxes	$552	$542	$571	$520	$465
Total Utility Operating Income	$13,254	$7,525	$10,538	$11,041	$11,683
Interest and Debt Expense	$4,411	$4,461	$3,583	$3,451	$4,369
Income from Continuing Operations	$8,781	$6,708	$7,166	$9,163	$8,890
Cash Common Stock Dividends Paid	$7,146	$7,014	$6,773	$6,641	$6,529
Dividend Payout Ratio from Continuing Operations	81%	105%	95%	72%	73%
Weighted Average Common Shares Outstanding	8,270,494	8,227,953	8,094,346	7,999,318	7,956,426
Basic Earnings Per Common Share from Continuing Operations	$1.06	$0.81	$0.89	$1.15	$1.12
Number of Shares Outstanding at Year End	8,376,842	8,270,394	8,169,627	8,035,199	7,967,379
ROE on Year End Common Equity	8.8%	7.0%	7.6%	10.4%	10.7%
Declared Common Dividends Per Share	$0.865	$0.855	$0.845	$0.835	$0.825

CONSOLIDATED BALANCE SHEET
Common Stockholders’ Equity	$100,098	$95,938	$94,076	$87,865	$83,315
Long-Term Debt (Consolidated, Excluding Current Maturities)	92,285	77,347	77,404	66,399	64,754
Preferred Stock	772	772	847	847	847

Total Capitalization	$193,155	$174,057	$172,327	$155,111	$148,916
Stockholders’ Equity (Includes Preferred Stock)	52%	56%	55%	57%	57%
Long-Term Debt	48%	44%	45%	43%	43%
Net Utility Plant	$277,662	$263,187	$247,703	$241,776	$235,098
Total Assets	$360,813	$328,140	$306,035	$290,940	$281,345
Book Value — Per Common Share	$11.95	$11.60	$11.52	$10.94	$10.46

OPERATING REVENUES BY REVENUE CLASS
Residential	$38,354	$29,067	$29,980	$28,974	$27,831
Commercial	6,762	5,652	5,619	5,479	5,327
Industrial	1,764	1,589	1,538	1,635	1,616
Public Authority	1,924	1,507	1,625	1,430	1,302
Fire Protection	9,482	8,708	8,267	8,087	8,026
Other (Including Non-Metered Accounts)	740	422	424	403	496

Total Operating Revenues	$59,026	$46,945	$47,453	$46,008	$44,598

Number of Customers (Average)	84,023	82,552	81,211	87,259	86,145
Billed Consumption (Millions of Gallons)	7,257	6,918	7,276	7,801	7,640
Number of Employees	206	200	191	193	195

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
Executive Overview
The Company is a non-operating holding company, whose income is derived from the earnings of its four wholly-owned subsidiary companies: The Connecticut Water Company (Connecticut Water), New England Water Utility Services, Inc. (NEWUS), Chester Realty Company (Chester Realty), and Barnstable Holding Company (Barnstable Holding).
In 2007, approximately 91% of the Company earnings from continuing operations were attributable to the water activities of its largest subsidiary, Connecticut Water, a regulated water utility with 84,418 customers throughout 41 Connecticut towns, as of December 31, 2007. The rates charged for service by Connecticut Water are subject to review and approval by the Connecticut Department of Public Utility Control (DPUC).
After 15 years without filing rate cases, the Company’s 2007 financial results reflect operations under a new rate structure. The Company has spent considerable time and effort over the past 18 months to ensure that our corporate structure is aligned with our new strategy that will see us requesting rate relief on a more consistent basis in the future. This is important because of the Company’s renewed focus on its regulated business as the primary driver of earnings growth and to ensure that we are allowed a fair rate of return on the utility plant that we use to serve our customers.
In an effort to stimulate growth, the Company has stepped up its efforts to acquire water companies near our existing service territories. To that end, the Company announced in June 2007 that Connecticut Water entered into a definitive purchase agreement to acquire the regulated water utility assets of Eastern Connecticut Regional Water Company (Eastern), a regulated subsidiary of Birmingham Utilities, Inc. (Birmingham). The acquisition of Eastern, which closed on January 16, 2008, added more than 2,300 residential customers residing in 14 towns across Connecticut, some only a few miles from existing Connecticut Water systems. See Our Regulated Business, under Item 1 – “Business” and Note 17 to the “Notes to Consolidated Financial Statements” for more information on the acquisition of Eastern. In 2008 and beyond, the Company will continue to look for acquisition candidates that we would easily be able to “tuck-in” to existing service territories, as well as possible acquisitions outside of our service territories, including outside the State of Connecticut. Additionally, the Company plans to continue its efforts to tie in private well owners whose homes are in close proximity to our mains. In 2007, Connecticut Water added 303 customers in our existing service territories. Lastly, the Company will continue to work with developers to encourage public water use for new residential construction within Connecticut Water’s service areas.
Over the next twenty years, the Environmental Protection Agency expects water companies to spend over $275 billion in infrastructure costs nationwide to ensure compliance with existing and future water regulations. Recognizing the importance of timely infrastructure replacement and improvement, the Company, along with other investor-owned regulated water companies in the state, campaigned for the passage of the Water Infrastructure and Conservation Adjustment (WICA) Act in the Connecticut General Assembly in 2007. WICA allows the Company to add a surcharge to customers’ bills, subject to DPUC approval, to reflect the replacement of certain types of aging utility plant; principally water mains, meters, service lines and water conservation related investments; without a full rate proceeding. The signing of WICA into law in June 2007 will help to eliminate the regulatory lag from the time the Company invests in replacement, or certain qualified new, plant and when it can begin to recover that investment in the rates charged to customers. The Company, however, does not expect to be able to take advantage of the WICA mechanism until the first quarter of 2009.
While the Company plans to file more frequent rate cases, continue to make acquisitions and, in the future, utilize the WICA adjustment to increase its earnings through its regulated subsidiary, it will also look to NEWUS to increase its earnings in the unregulated business. As part of the Company’s January 2008 acquisition of Eastern, NEWUS acquired the operation and maintenance contracts of Birmingham H2O Services Inc., an unregulated business of Birmingham that has nearly 50 contracts for unregulated water systems in eastern Connecticut, totaling approximately $650,000 in revenues. The Company will continue to seek out maintenance and service contracts with new customers and renew existing contracts that have proven to be beneficial to the Company, as well as to continue the expansion of the Linebacker® program.
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
Connecticut Water’s ability to recover its increased expenses and/or investment in utility plant is dependent on the regulatory rates we charge our customers. Changes to these rates must be approved by the DPUC through formal rate proceedings. Due to the subjectivity of certain items involved in the process of establishing rates such as customer usage, future customer growth, inflation, and allowed return on investment, we have no assurance that we will be able to raise our rates to a level we consider appropriate, or to raise rates at all, through any future rate proceeding.
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and as directed by the regulatory commissions to which the Company’s subsidiaries are subject. (See Note 1 to the Consolidated Financial Statements for a discussion of our significant accounting policies). The

Company believes the following policies and estimates are critical to the presentation of its consolidated financial statements.
Public Utility Regulation – Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71), requires cost based, rate-regulated enterprises such as Connecticut Water to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which costs would be charged to expense by an unregulated enterprise. The balance sheet includes regulatory assets and liabilities as appropriate, primarily related to income taxes and post-retirement benefit costs. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of SFAS 71. Material regulatory assets, other than deferred revenue, are earning a return.
Revenue Recognition – The Company’s accounting policies regarding revenue recognition by segment are as follows:
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
The discount rate assumption we use to value our pension and postretirement benefit obligations has a material impact on the amount of expense we record in a given period. Our 2007 and 2006 pension and postretirement expense was calculated using assumed discount rates of 5.75% and 5.50%, respectively. In 2008, our pension and postretirement expense will be calculated using an assumed discount rate of 6.30%. The following table shows how much a one percent change in our assumed discount rate would have changed our reported 2007 pension and postretirement expense:

	Increase	Increase
	(Decrease) in	(Decrease) in
	pension expense	postretirement expense
1% Increase in the discount rate	$(327,000)	$(208,000)
1% Decrease in the discount rate	$380,000	$252,000
Outlook
The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels. The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at current or lower levels, customer growth in the Company’s core regulated water utility business, growth in revenues attributable to non-water sales operations, and the timing and adequacy of rate relief when requested, from time to time, by our regulated water company.
The Company believes that the factors described above and those described in detail below under the heading “Commitments and Contingencies” may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2008 and beyond. Please also review carefully the risks and uncertainties described in Item 1A – Risk Factors and those described below under the heading “Forward Looking Information”.
Based on the Company’s current projections, assuming normal weather patterns, the Company believes that its Net Income from Continuing Operations for the year 2009 will increase from the levels reported for 2008, primarily as a result of the second phase of the rate increase which we expect to be approved by the DPUC effective April 1, 2008. During 2009 and subsequent years, the ability of the Company to maintain and increase its Net Income from Continuing Operations will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the section entitled “Commitments and Contingencies” and the risks and uncertainties described in “Forward Looking Information”.
FINANCIAL CONDITION
Liquidity and Capital Resources
In recent years, we have relied on both internally generated funds and periodic debt and equity issuances in order to fund our construction budget. Looking forward, we expect construction expenditures will be in excess of cash generated from operations and funds generated from the Company’s dividend reinvestment plan; therefore, we will require additional external debt financings. We expect that this funding will initially come in the form of interim bank loans, with refinancing into long-term debt as the aggregate balance on the interim loans accumulates. The Company considers both market interest rates and the availability of tax-exempt financing opportunities through the Connecticut Development Authority. Although the Company believes it will be able to secure such funding when and as it is needed, we cannot be assured that funding with favorable interest rates will be available to the Company or that any new debt issuances will be tax exempt.

The following table shows the total construction expenditures excluding non-cash contributed utility plant for each of the last three years and what we expect to invest on construction projects in 2008.

		Construction
	Gross	Funded by	Construction
	Construction	Developers &	Funded by
	Expenditures	Others	Company
2005	$16,957,000	$2,701,000	$14,256,000
2006	$17,792,000	$1,593,000	$16,199,000
2007	$19,841,000	$1,092,000	$18,749,000

2008 (Projected)	$23,400,000	$5,000,000	$18,400,000
During 2007, the Company incurred approximately $19.8 million of construction expenditures. The Company financed the expenditures through internally generated funds, long-term debt issuances, proceeds from its dividend reinvestment plan, customers’ advances, contributions in aid of construction and short-term borrowings.
The Board of Directors has approved an $18.4 million construction budget for 2008, net of amounts to be financed by customer advances and contributions in aid of construction. Funds primarily provided by operating activities, short-term borrowings and long-term debt issuances are expected to finance this entire construction program given normal weather patterns and related operating revenue billings.
We currently fund our working capital requirements through our lines of credit with three banks, which provide liquidity to satisfy ongoing cash needs. We consider the current aggregate $21,000,000 lines of credit to be adequate to finance any expected short-term borrowing requirements that may arise in 2008. If additional funding is needed during 2008, the Company does not foresee any obstacles to obtaining new short-term financing arrangements. The lines of credit have lives that range from 12 to 29 months, which expire during 2008 and 2009. We expect to renew the lines as they expire. The interest rates payable are variable and fluctuate over time based on financial conditions. The weighted average interest rate on the $6,459,000 aggregate balance outstanding at December 31, 2007 was 5.47%.
In connection with the 2004 issuance of the $12.5 million variable rate bonds, Connecticut Water entered into an interest rate swap transaction with a counterparty in the notional principal amount of $12,500,000. The interest rate swap agreement provides that, beginning in April 2004 and thereafter on a monthly basis, Connecticut Water will pay the counterparty a fixed interest rate of 3.73% on the notional amount for a period of five years. In exchange, the counterparty began in April 2004 and thereafter on a monthly basis, paying Connecticut Water a floating interest rate (based on 105% of the U.S. Dollar one-month LIBOR rate) on the notional amount for a period of five years. The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in prevailing interest rates.
In November 2005, Connecticut Water borrowed $10 million through the issuance of Water Facilities Revenue Bonds by the Authority sold in a single series with an interest rate of five percent maturing on October 1, 2040. The proceeds from the sale of the bonds were used to finance construction and installation of various capital improvements to Connecticut Water’s existing water systems.
In November 2005, Crystal borrowed $5 million through the issuance of Water Facilities Revenue Bonds by the Authority sold in a single series with an interest rate of five percent maturing on October 1, 2040. The proceeds from the sale of the bonds were used to finance the construction of a water treatment plant in the Town of Killingly, CT and to facilitate the interconnection of two systems in the Town of Killingly. As a result of the merger of Crystal into Connecticut Water, this debt issuance became a liability of Connecticut Water.
In December 2007, Connecticut Water borrowed $15 million through the issuance of Water Facilities Revenue Bonds by the Authority sold in a single series with an interest rate of five percent maturing on December 1, 2037. The proceeds from the sale of the bonds are being used to finance construction and installation of various capital improvements to the Company’s existing water system.

Off-Balance Sheet Arrangements and Contractual Obligations
We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities (other than the interest rate swap agreement discussed above) and does not have material transactions involving related persons.
The following table summarizes the Company’s future contractual cash obligations as of December 31, 2007:
Payments due by Periods
(in thousands of dollars)

		Less			More
		than 1	Years	Years	than 5
Contractual Obligations	Total	year	2 and 3	4 and 5	years
Long-Term Debt (LTD)	$92,292	$7	$16	$17	$92,252
Interest on LTD	96,687	4,184	8,366	8,365	75,772
Operating Lease Obligations	996	302	458	236	—
Purchase Obligations (1) (2)	101,572	999	1,881	1,977	96,715
Long-Term Compensation Agreement(3)	48,525	5,341	6,649	6,654	29,881
Total (4) (5)	$340,072	$10,833	$17,370	$17,249	$294,620

(1)	Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (RWA) to purchase water from RWA. The agreement was signed on May 13, 2005 and will remain in effect for a minimum of ten (10) years from that date. Connecticut Water has agreed to purchase at least three million (3,000,000) gallons of water per calendar year from RWA. Water sales to Connecticut Water are billed monthly at the most current RWA retail rate.

(2)	Connecticut Water has an agreement with The Metropolitan District (MDC) to purchase water from MDC. The agreement became effective on October 6, 2000 for a term of fifty (50) years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service.

(3)	Pension and post retirement contributions cannot be reasonably estimated beyond 2008 and may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases. The amounts included for pension and post retirement contributions are management’s best estimate.

(4)	We pay refunds on Advances for Construction over a specific period of time based on operating revenues related to developer-installed water mains or as new customers are connected to and take service from such mains. After all refunds are paid, any remaining balance is transferred to Contributions in Aid of Construction. The refund amounts are not included in the above table because the refund amounts and timing are dependent upon several variables, including new customer connections, customer consumption levels and future rate increases, which cannot be accurately estimated. Portions of these refund amounts are payable annually through 2020 and amounts not paid by the contract expiration dates become non-refundable.

(5)	We intend to fund these contractual obligations with cash flows from operations and liquidity sources held by or available to us.

RESULTS OF OPERATIONS
Overview of 2007 Results from Continuing Operations
Income from Continuing Operations for 2007 was $8,781,000, or $1.06 per basic share, an increase of $2,073,000, or $0.25 per basic share, compared to 2006. The increase in earnings was due to higher net income in our Water Activities segment partially offset by decreases in net income in our Real Estate Transactions segment. Changes in net income for our segments were as follows:

	2007 Net	2006 Net	Increase
Business Segment	Income	Income	(Decrease)
Water Activities	$7,963,000	$4,130,000	$3,833,000
Real Estate	167,000	2,063,000	(1,896,000)
Services and Rentals Transactions	651,000	515,000	136,000

Total	$8,781,000	$6,708,000	$2,073,000
Water Activities
The increase in net income from Water Activities in 2007, over 2006 results was $3,833,000, or $0.46 per share. A breakdown of the components of this increase was as follows:

			Increase
	2007	2006	(Decrease)
Operating Revenues	$59,026,000	$46,945,000	$12,081,000
Operation and Maintenance	29,864,000	26,451,000	3,413,000
Depreciation	6,525,000	5,881,000	644,000
Income Taxes	4,195,000	2,055,000	2,140,000
Taxes Other than Income Taxes	5,740,000	5,575,000	165,000
Other Utility Income	552,000	542,000	10,000
Other (Deductions) Income	(972,000)	608,000	(1,580,000)
Interest and Debt Expense (net of AFUDC)	4,319,000	4,003,000	316,000

Total Income from Water Activities	$7,963,000	$4,130,000	$3,833,000
The 25.7% increase in Operating Revenues was primarily due to the rate increase effective January 1, 2007, specifically:
-	an increase of $9,287,000, or 32.0%, in revenues from residential customers in 2007, including $3,823,000 in deferred revenues;
-	a $1,701,000, or 19.4%, increase in all other metered customers, including commercial, industrial and public authority customers; and
-	a $1,092,000, or 12.0%, increase in non-metered revenues which was primarily due to increased fire protection charges related to the expansion of our water system which increased the number of fire hydrants and revenue generating mains upon which these charges are based.
The $3,413,000, or 12.9%, increase in Operation and Maintenance expense was due to the following changes in expenses:

			Increase
	2007	2006	(Decrease)
Post-retirement medical expense	$1,759,000	$473,000	$1,286,000
Labor	10,842,000	10,240,000	602,000
Outside services	1,480,000	998,000	482,000
Purchased water	1,291,000	866,000	425,000
Utility costs	3,282,000	2,947,000	335,000
Vehicle	1,214,000	942,000	272,000
Rate case cost amortization	270,000	35,000	235,000
Maintenance	1,632,000	1,526,000	106,000
Customer	709,000	606,000	103,000
Other employee benefit costs	2,768,000	3,697,000	(929,000)
Other	4,617,000	4,121,000	496,000

Total Operation and Maintenance Expense	$29,864,000	$26,451,000	$3,413,000
Post-retirement medical expense increased over the prior year due to the accounting treatment under the January 2007 rate decision. Prior to 2007, the Company was able to recover approximately $473,000 in post-retirement medical expense while deferring any remaining Statement of Financial Accounting Standards No. 106 (SFAS 106) costs on the balance sheet as a regulatory asset. Beginning in 2007, the Company fully expensed the costs determined under SFAS 106. The increase in Labor over 2006 levels was due to normal wage increases and a non-recurring wage adjustment for a majority of hourly employees made early in 2006. Outside services increased over the prior year due to increases in audit, legal and other consulting related costs. Purchased water costs have increased primarily due to increases in the rates charged to the Company by other water utilities. The Company has seen an increase in its Vehicle costs due to rising gas prices, increased insurance rates and higher repair costs. Despite efforts to keep our Utility expense down, such as signing commodity contracts directly with suppliers, Utility costs have increased as our electric providers continue to increase the rates they charge to customers. When filing for a rate increase, the DPUC allows companies to defer costs associated with the filing and then to amortize these expenses through Operation and Maintenance expense. The Company is now seeing an increase in Rate case cost amortization since it has begun to amortize the costs to file the 2006 rate case during 2007. Offsetting these increases was a decrease to Other employee benefit costs due to a reduction in stock based compensation expense and a decrease in pension costs.
The Company saw an increase in Depreciation of $644,000, or 11.0%, due to the Company’s increased capital spending during 2007 in advance of the second phase of the 2006 rate case, filed in January 2008. The Company expects that this line item will continue to increase as the Company looks to replace aging infrastructure in order to take advantage of WICA in future years.
The increase in Income Tax expense associated with the Water Activities segment of $2,140,000 was due primarily to higher pre-tax net income in 2007.
The increase in Taxes Other Than Income Taxes was primarily due to higher property taxes due to towns charging higher property tax rates on our ever increasing property balances.

The increase in Other Utility Operating Income was due to higher income generated from antenna sites on our utility property leased to telecommunication companies.
The decrease in Other Income was primarily due to the regulatory treatment of income taxes related to certain compensation and directors fees (disallowed costs) based on the outcome of the Company’s Settlement Agreement approved by the DPUC in January 2007. This change resulted in a reversal of a regulatory liability of $986,000 in 2006. There was no similar reversal in 2007, and there are none expected in future years.
Interest and Debt Expense remained relatively flat year over year due to the relatively similar capital structure during most of 2007 when compared to 2006. In 2008, the Company expects that Interest and Debt Expense will increase due to the $15 million bond issuance in December 2007.
Real Estate Transactions
The net income generated by the Real Estate Transactions segment decreased $1,896,000, or $0.23 per share, from 2006 due to the sale of land from BARLACO to the Town of Barnstable, Massachusetts and the reversal of reserves during 2006 compared to limited real estate activity during 2007. During 2007, the Company sold 33 acres, in two separate transactions, generating approximately $201,000 in net income. Additionally, upon completion of the 2006 tax return in the third quarter of 2007, the Company received an additional tax benefit relating to the 2006 BARLACO land sale transaction of approximately $20,000. Offsetting these gains, the Company increased its valuation allowance by approximately $54,000 generating an overall net gain in the Real Estate Transactions segment of $167,000.
The agreement the Town of Barnstable entered into with the Company to purchase Barnstable Water’s assets also included a provision whereby the Town of Barnstable would acquire, through a bargain sale purchase, all of the land owned by BARLACO for an additional $1 million. The BARLACO land was sold in February 2006. The Company recorded a gain on the bargain land sale for 2006 of $980,000. This gain is reported on the Gain (Loss) on Property Transactions line of the 2006 Consolidated Statements of Income.
Additionally in 2006, the Company reversed $976,000 of reserves related to an examination by the Internal Revenue Service (IRS) of the Company’s Federal Income Tax Returns for the years 2002 – 2004, which focused primarily on the value of land donated by the Company. The IRS completed its examination in 2006 without adjustment to the previously filed tax returns.
Income from this business segment is largely dependent on the tax deductions received on donations/sales of available land. This typically occurs when utility-owned land is deemed to be not necessary to protect water sources. The Company plans to continue to utilize land donations and sales in 2008 to generate income for this segment of our business.
Services and Rentals
Net income generated from the Services and Rental segment in 2007 increased $136,000, over 2006 levels, with a $0.02 increase to basic earnings per share. The increased net income was primarily due to increases in the prices we charge our customers and in customer enrollment in our service line maintenance program.
Overview of 2006 Results from Continuing Operations
Income from Continuing Operations for 2006 was $6,708,000, or $0.81 per basic share, a decrease of $458,000, or $0.08 per basic share, compared to 2005. The decrease in earnings was due to lower net income in our Water Activities segment partially offset by increases in net income in our Real Estate segment. Changes in net income for our segments were as follows:

Increase
(Decrease)
Business Segment	In Net Income
Water Activities	$(2,634,000)
Real Estate	2,124,000
Services and Rentals	52,000

Net (Decrease)	$(458,000)
Water Activities
The decrease in net income from Water Activities in 2006 was $2,634,000, or $ 0.34 per share, lower than it was in 2005. A breakdown of the components of this decrease was as follows:

Increase
(Decrease)
Operating Revenues	$(508,000)
Operation and Maintenance	2,591,000
Depreciation	157,000
Income Taxes	(462,000)
Taxes Other than Income Taxes	190,000
Other Utility Income	(29,000)
Other Income	1,320,000
Interest and Debt Expense (net of AFUDC)	941,000

Total (Decrease)	$(2,634,000)
The 1.0% decrease in Operating Revenues was primarily due to the following:
-	a $947,000, or 2.4%, decrease in revenues from metered customers in 2006 due to decreased customer water consumption of approximately 4.9%, due to unfavorable weather conditions, despite an increase in the number of customers served of 1.8%;
-	off setting the decrease from metered revenues was a $439,000, or 5.1%, increase in non-metered revenues which was primarily due to increased fire protection charges related to the expansion of our water system which increased the number of fire hydrants and revenue generating mains upon which these charges are based.

The $2,591,000, or 10.9%, increase in Operation and Maintenance expense was primarily due to the following expenses:

Increase
(Decrease)
Labor	$1,464,000
Other employee benefit costs	1,142,000
Utility costs	412,000
Pension expense	254,000
Other outside services	(486,000)
Legal services	(185,000)
Maintenance	(112,000)
Other	102,000

Total Increase	$2,591,000
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
The decrease in Other Utility Operating Income was due to a reduction of income generated from antenna sites on our utility property leased to telecommunication companies.
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

Real Estate Transactions
The net income generated by the Real Estate Transactions segment increased $2,124,000, or $0.26 per share, in 2006 due to the sale of land from BARLACO to the Town of Barnstable, Massachusetts during 2006. The agreement the Town of Barnstable entered into with the Company to purchase Barnstable Water’s assets also included a provision whereby the Town of Barnstable would acquire, through a bargain sale purchase, all of the land owned by BARLACO for an additional $1 million. The BARLACO land was sold in February 2006. The Company recorded a gain on the bargain land sale for 2006 of $980,000. This gain is reported on the Gain (Loss) on Property Transactions line of the Consolidated Statements of Income.
Additionally, the Company reversed $976,000 of reserves related to an examination by the IRS of the Company’s Federal Income Tax Returns for the years 2002 – 2004, which focused primarily on the value of land donated by the Company. The IRS completed its examination in 2006 without adjustment to the previously filed tax returns.
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
Investment in security-related improvements is a continuing process and management believes that the costs associated with any such improvements will be eligible for recovery in future rate proceedings.
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
In July 2006, the Company filed a rate application with the DPUC for Connecticut Water requesting an increase in rates of approximately $14.6 million or 30%. On January 16, 2007, the DPUC issued its final decision and approved a Settlement Agreement, negotiated with the Office of Consumer Counsel and the DPUC’s Prosecutorial Staff, that allowed Connecticut Water an increase of revenues of approximately $10,940,000, or 22.3%. The Settlement Agreement allowed Connecticut Water to defer a portion of the approved rate increase, approximately $3.8 million. The Company recognized that increase through recording deferred revenues and a corresponding regulatory asset, as required by the decision. Through December 31, 2007, the Company has recorded approximately $3.8 million in deferred revenues. The second phase of the increase is expected to occur on April 1, 2008. On January 31, 2008, the Company filed to reopen the case, a procedure required by the Settlement Agreement, to implement the second phase. In addition to the approval for the inclusion in current rates of the previously approved deferred revenues of $3.8 million, the filing includes requested recovery of the costs associated with $15.5 million of additional capital investments made in 2007. This portion of the second phase of the increase was also called for in the Settlement Agreement.
The total increase associated with this second phase is a request of 12.6%, of which approximately 8.2% is for deferred revenues and 4.4% for the investment in additional capital in 2007. Additionally, Connecticut Water agreed not to apply for a general rate increase that would become effective prior to January 1, 2010.
A final decision on this second phase is expected by the end of March 2008.
In June 2007, the State of Connecticut adopted legislation which permits regulated water companies to recapture money spent on eligible infrastructure improvements without a full rate case proceeding. The DPUC may authorize regulated water companies to use a rate adjustment mechanism, such as a Water Infrastructure and Conservation Adjustment (WICA), for eligible projects completed and in service for the benefit of the customers. Regulated water companies may only charge customers such an adjustment to the extent allowed by the DPUC based on a water company’s infrastructure assessment report, as approved by the DPUC and upon semiannual filings which reflect plant additions consistent with such report. The Company does not expect to be able to take advantage of the WICA mechanism until at least the first quarter of 2009.
In any future rate proceedings, the DPUC may authorize Connecticut Water to charge rates which the DPUC considers to be sufficient to recover the normal operating expenses and to allow Connecticut Water an opportunity to earn what the DPUC considers to be a fair and reasonable return on our invested capital.

Land Dispositions – The Company and its subsidiaries own additional parcels of land in Connecticut, which may be suitable in the future for disposition, either by sale or by donation to municipalities, other local governments or private charitable entities. These additional parcels would include certain Class I and II parcels previously identified for long term conservation by the Connecticut DEP, which have restrictions on development and resale based on provisions of the Connecticut General Statutes.
In previous years, the Company generated a substantial portion of its net income in land donations and sales. However, land donations are not expected to generate income at historical levels in future periods. The Company plans to continue to utilize land donations and sales in 2008 to generate income for this segment of our business.
Capital Expenditures – The Company has received approval from its Board of Directors to spend $18.4 million on capital expenditures in 2008.
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
Regulated water companies, including Connecticut Water, are subject to various federal and state regulatory agencies concerning water quality and environmental standards. Generally, the water industry is materially dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant. The ability to maintain our operating costs at the lowest possible level, while providing good quality water service, is beneficial to customers and stockholders. Profitability is also dependent on the timeliness of rate relief to be sought from, and granted by, the DPUC, when necessary, and numerous factors over which we have little or no control, such as the quantity of rainfall and temperature, customer demand and related conservation efforts, financing costs, energy rates, tax rates, and stock market trends which may affect the return earned on pension assets, and compliance with environmental and water quality regulations. From time to time, the Company may acquire other regulated and/or unregulated water companies. Profitability is often dependent on identification and consummation of business acquisitions and the profitable integration of these acquired businesses into the Company’s operations. The profitability of our other revenue sources is subject to the amount of land we have available for sale and/or donation, the demand for the land, the continuation of the current state tax benefits relating to the donation of land for open space purposes, regulatory approval of land dispositions, the demand for telecommunications antenna site leases and the successful extensions and expansion of our service contract work. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The primary market risk faced by the Company is interest rate risk. As of December 31, 2007, the Company had no exposure to derivative financial instruments or financial instruments with significant credit risk or off-balance-sheet risks. In addition, the Company is not subject in any material respect to any currency or other commodity risk.
The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries and the use of the interest rate swap agreement discussed below. The Company has $21,000,000 current lines of credit with three banks, under which interim bank loans payable at December 31, 2007 were $6,459,000.
During the first quarter of 2004, Connecticut Water entered into a five-year interest rate swap transaction in connection with the refunding of its First Mortgage Bonds (Series V). The swap agreement provides for Connecticut Water’s exchange of floating rate interest payment obligations for fixed rate interest payment obligations on a notional principal amount of $12,500,000. The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in prevailing interest rates. See the “Liquidity and Capital Resources” section of Item 7 – “Management’s Discussion and Analysis and Results of Operations” above for further information. The Company does not enter into derivative financial contracts for trading or speculative purposes and does not use leveraged instruments.
Management believes that changes in interest rates will not have a material effect on income or cash flow during 2008, although there can be no assurances that interest rates will not significantly change.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Connecticut Water Service, Inc., and the Notes to Consolidated Financial Statements together with the report of PricewaterhouseCoopers LLP, independent registered public accounting firm are included herein on pages F-2 through F-27.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures – As of December 31, 2007, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting – Internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. We have used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in conducting our evaluation of the effectiveness of the internal control over financial reporting. Based on our evaluation, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None
PART III
Pursuant to General Instruction G(3), the information called for by Items 10, (except for information concerning the executive officers of the Company) 11, 12, 13 and 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed on EDGAR on or about March 31, 2008. Certain information concerning the executive officers of the Company is included as Item 10 of this report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following is a list of the executive officers of the Company:

	Age in		Period Held or	Term of Office
Name	2008*	Office	Prior Position	Expires
E. W. Thornburg	47	President, Chief	Held position since	2008 Annual Meeting
		Executive Officer	March 2006

D. C. Benoit	51	Vice President -	Held current	2008 Annual Meeting
		Finance, Chief	position or other
		Financial Officer	executive position
		and Treasurer	with the Company
			since April 1996

T. P. O’Neill	53	Vice President -	Held current	2008 Annual Meeting
		Operations &	position or other
		Engineering	engineering
			position with the
			Company since
			February 1980

M. P. Westbrook	49	Vice President -	Held current	2008 Annual Meeting
		Administration and	position or other
		Government Affairs	management position
			with the Company
			since September
			1988

T. R. Marston	55	Vice President -	Held current	2008 Annual Meeting
		Business	position or other
		Development	position with the
			Company since June
			1974

D. J. Meaney	47	Corporate Secretary	Held current	2008 Annual Meeting
			position or other
			communications
			position with the
			Company since
			August 1994

K. A. Johnson	41	Vice President -	Held current	2008 Annual Meeting
		Human Resources	position or other
			human resources
			position with the Company
			since May 2007

*	- Age shown is as of filing date of March 17, 2008.
For further information regarding the executive officers see the Company’s Proxy Statement dated March 31, 2008.
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1.	Financial Statements:

The report of independent registered public accounting firm and the Company’s Consolidated Financial Statements listed in the Index to Consolidated Financial Statements on page F-1 hereof are filed as part of this report, commencing on page F-2.

Page
	Index to Consolidated Financial Statements and Schedule	F-1

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Statements of Income for the years Ended December 31, 2007, 2006, and 2005	F-3

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006, and 2005	F-3

	Consolidated Balance Sheets at December 31, 2007 and 2006	F-4

	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005	F-5

	Notes to Consolidated Financial Statements	F-6

2.	Financial Statement Schedule:

The following schedule of the Company is included on the attached page as indicated:

	Schedule II Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2007, 2006, and 2005	S-1

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of comprehensive income present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Stamford, Connecticut
March 17, 2008

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, (in thousands, except per share data)	2007	2006	2005

Operating Revenues	$59,026	$46,945	$47,453

Operating Expenses
Operation and Maintenance	29,864	26,451	23,860
Depreciation	6,525	5,881	5,724
Income Taxes	4,195	2,055	2,517
Taxes Other Than Income Taxes	5,740	5,575	5,385

Total Operating Expenses	46,324	39,962	37,486

Net Operating Revenues	12,702	6,983	9,967

Other Utility Income, Net of Taxes	552	542	571

Total Utility Operating Income	13,254	7,525	10,538

Other Income (Deductions), Net of Taxes
Gain (Loss) on Real Estate Transactions	167	2,063	(61)
Non-Water Sales Earnings	651	515	463
Allowance for Funds Used During Construction	92	458	521
Other	(972)	608	(712)

Total Other (Deductions) Income, Net of Taxes	(62)	3,644	211

Interest and Debt Expenses
Interest on Long-Term Debt	3,500	3,526	2,929
Other Interest Charges	537	514	294
Amortization of Debt Expense	374	421	360

Total Interest and Debt Expenses	4,411	4,461	3,583

Income from Continuing Operations	8,781	6,708	7,166
Discontinued Operations, Net of Tax of $(244) and $1,720 in 2006 and 2005, respectively	—	243	3,158

Net Income	8,781	6,951	10,324

Preferred Stock Dividend Requirement	38	38	38

Total Net Income Applicable to Common Stock	$8,743	$6,913	$10,286

Weighted Average Common Shares Outstanding:
Basic	8,270	8,188	8,094
Diluted	8,333	8,237	8,143

Earnings Per Common Share:
Basic — Continuing Operations	$1.06	$0.81	$0.89
Basic — Discontinued Operations	—	0.03	0.38

Basic — Net Income Applicable to Common Stock	$1.06	$0.84	$1.27

Diluted — Continuing Operations	$1.05	$0.81	$0.88
Diluted — Discontinued Operations	—	0.03	0.38

Diluted — Net Income Applicable to Common Stock	$1.05	$0.84	$1.26

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (in thousands)	2007	2006	2005

Net Income Applicable to Common Stock	$8,743	$6,913	$10,286

Other Comprehensive Income, net of tax
Qualified cash flow hedging instrument net of tax of $(148), $(22), and $129 in 2007, 2006, and 2005, respectively	(222)	(45)	207
Adjustment to pension and post-retirement benefits other than pension, net of tax of $56 in 2007	143	—	—

Comprehensive Income	$8,664	$6,868	$10,493

The accompanying notes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except share amounts)	2007	2006
ASSETS
Utility Plant	$384,421	$362,837
Construction Work in Progress	1,407	2,755

	385,828	365,592
Accumulated Provision for Depreciation	(108,166)	(102,405)

Net Utility Plant	277,662	263,187

Other Property and Investments	6,652	4,905

Cash and Cash Equivalents	337	1,377
Restricted Cash	8,220	—
Accounts Receivable (Less Allowance, 2007 - $352; 2006 - $285)	6,507	5,305
Accrued Unbilled Revenues	4,545	4,233
Materials and Supplies, at Average Cost	987	900
Prepayments and Other Current Assets	2,375	2,335

Total Current Assets	22,971	14,150

Unamortized Debt Issuance Expense	7,685	7,398
Unrecovered Income Taxes	30,278	24,372
Post-Retirement Benefits Other Than Pension	6,410	6,023
Goodwill	3,608	3,608
Deferred Charges and Other Costs	5,547	4,497

Total Regulatory and Other Long-Term Assets	53,528	45,898

Total Assets	$360,813	$328,140

CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value:
Authorized - 25,000,000 Shares — Issued and Outstanding: 2007 — 8,376,842; 2006 — 8,270,394	$62,808	$60,165
Retained Earnings	37,272	35,676
Accumulated Other Comprehensive Income	18	97

Common Stockholders’ Equity	100,098	95,938
Preferred Stock	772	772
Long-Term Debt	92,285	77,347

Total Capitalization	193,155	174,057

Interim Bank Loans Payable	6,459	5,250
Current Portion of Long-Term Debt	7	7
Accounts Payable and Accrued Expenses	5,984	6,048
Accrued Taxes	1,316	464
Accrued Interest	810	887
Other Current Liabilities	337	314

Total Current Liabilities	14,913	12,970

Advances for Construction	34,583	32,183

Contributions in Aid of Construction	47,865	47,217

Deferred Federal and State Income Taxes	28,616	26,002

Unfunded Future Income Taxes	25,404	20,155

Long-Term Compensation Arrangements	14,717	13,933

Unamortized Investment Tax Credits	1,560	1,623

Commitments and Contingencies

Total Capitalization and Liabilities	$360,813	$328,140

The accompanying notes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (in thousands)	2007	2006	2005

Operating Activities:
Net Income	$8,781	$6,951	$10,324

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Revenues	(3,823)	—	—
Gain on Sale of BARLACO Assets Sold	—	(980)	—
Earnings from Discontinued Operations	—	(243)	(3,158)
Allowance for Funds Used During Construction	(131)	(491)	(575)
Depreciation (including $338 in 2007, $396 in 2006, and $188 in 2005 charged to other accounts)	7,173	6,277	5,912
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues	(1,513)	268	(342)
(Increase) Decrease in Other Current Assets	(129)	(805)	2,600
Decrease (Increase) in Other Non-Current Items	2,072	(549)	(556)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	1,258	690	(3,603)
Increase (Decrease) in Deferred Income Taxes and Investment Tax Credits, Net	1,893	(1,492)	2,332

Total Adjustments	6,800	2,675	2,610

Net Cash and Cash Equivalents Provided by Continuing Operations	15,581	9,626	12,934
Net Cash and Cash Equivalents Provided by (Used In) Discontinued Operations	—	243	(185)

Net Cash and Cash Equivalents Provided by Operating Activities	15,581	9,869	12,749

Investing Activities:
Company Financed Additions to Utility Plant	(18,749)	(16,199)	(14,256)
Advances from Others for Construction	(961)	(1,102)	(1,955)

Net Additions to Utility Plant Used in Continuing Operations	(19,710)	(17,301)	(16,211)
Release of Restricted Cash	—	2,686	—
Proceeds from Sale of BARLACO Assets Sold (Net of $35 in Transaction Costs)	—	965	—
Proceeds from Sale of Barnstable Water Company Assets (Net of $114 in Transaction Costs)	—	—	9,885
Sale (Purchase) of Short Term Investments	—	6,922	(6,713)

Net Cash and Cash Equivalents Used in Investing Activities in Continuing Operations	(19,710)	(6,728)	(13,039)
Net Cash and Cash Equivalents Used in Investing Activities in Discontinued Operations	—	—	(171)

Net Cash Used in Investing Activities	(19,710)	(6,728)	(13,210)

Financing Activities:
Net Proceeds from Interim Bank Loans	6,459	5,250	4,750
Net Repayment of Interim Bank Loans	(5,250)	(4,750)	(5,650)
Repayment of Long-Term Debt Including Current Portion	(62)	(2,381)	(665)
Proceeds from Issuance of Long-Term Debt	6,482	—	12,282
Proceeds from Issuance of Common Stock	1,238	1,401	2,038
Proceeds from Exercise of Stock Options	809	284	455
Redemption of Preferred Stock	—	(75)	—
Costs Incurred to Issue Long-Term Debt and Common Stock	(367)	(4)	(934)
Advances from Others for Construction	961	1,102	1,955
Cash Dividends Paid	(7,181)	(7,030)	(6,838)

Net Cash and Cash Equivalents Provided by (Used in) Financing Activities in Continuing Operations	3,089	(6,203)	7,393
Net Cash and Cash Equivalents Used in Financing Activities in Discontinued Operations	—	—	(3,200)

Net Cash and Cash Equivalents Provided by (Used in) Financing Activites	3,089	(6,203)	4,193

Net (Decrease) Increase in Cash and Cash Equivalents	(1,040)	(3,062)	3,732
Cash and Cash Equivalents at Beginning of Year	1,377	4,439	707

Cash and Cash Equivalents at End of Year	$337	$1,377	$4,439

Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant (see Note 1 for details)	$2,116	$3,295	$1,231
Short-term Investment of Bond Proceeds Held in Trust	$8,220	$—	$2,628
Supplemental Disclosures of Cash Flow Information:
Cash Paid for Continuing Operations During the Year for:
Interest	$4,398	$4,159	$3,511
State and Federal Income Taxes	$2,096	$1,176	$3,515

Cash Paid for Discontinued Operations During the Year for:
Interest	$—	$—	$106
State and Federal Income Taxes	$—	$73	$410
The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION — The consolidated financial statements include the operations of Connecticut Water Service, Inc. (the Company), an investor-owned holding company and its four wholly-owned subsidiaries, listed below:
The Connecticut Water Company (Connecticut Water)
Chester Realty, Inc. (Chester Realty)
New England Water Utility Services, Inc. (NEWUS)
Barnstable Holding Company (Barnstable Holding)
Connecticut Water is our sole public water utility company, which served 84,418 customers in 41 towns throughout Connecticut as of December 31, 2007. During 2006, The Crystal Water Company of Danielson (Crystal) and The Unionville Water Company (Unionville) subsidiaries were merged with and into Connecticut Water.
Chester Realty is a real estate company whose net profits from rental of property are included in the Other Income (Deductions), Net of Taxes section of the Consolidated Statements of Income in the Non-Water Sales Earnings category.
NEWUS is engaged in water-related services, including the Linebacker® program, emergency drinking water, pool water and contract operations. Its earnings are included in the Non-Water Sales Earnings category the Consolidated Statements of Income.
Barnstable Holding is an inactive holding company, which previously owned the stock of two other inactive companies, Barnstable Water Company (Barnstable Water) and BARLACO, Inc. (BARLACO) prior to their merger with and into Barnstable Holding. BARLACO was a real estate company which held real estate for sale. In February 2006, BARLACO sold all of its real estate holdings to the Town of Barnstable, as disclosed in Note 2.
Intercompany accounts and transactions have been eliminated.
PUBLIC UTILITY REGULATION - Our public water utility company is subject to regulation for rates and other matters by the Connecticut Department of Public Utility Control (DPUC) and follows accounting policies prescribed by the DPUC. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP), which includes the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation,” (SFAS 71). SFAS 71 requires cost-based, rate-regulated enterprises, such as Connecticut Water, to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which the costs would be charged to expense by an unregulated enterprise. The balance sheets include regulatory assets and liabilities as appropriate, primarily related to income taxes and post-retirement benefit costs. In accordance with SFAS 71, costs which benefit future periods, such as tank painting, are expensed over the periods they benefit. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of SFAS 71. Material regulatory assets are earning a return.
Regulatory assets and liabilities are comprised of the following:

	December 31,
(in thousands)	2007	2006
Assets
Postretirement benefits	$6,136	$8,317
Unrecovered income taxes and other	25,404	20,155
Deferred revenue (included in deferred charges)	3,823	—
Other (included in deferred charges)	1,806	1,819

	$37,169	$30,291

Liabilities
Investment Tax Credits	$1,560	$1,623
Unfunded future income taxes and other	25,404	20,155

	$26,964	$21,778

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Postretirement benefits include pension and other postretirement benefit costs. The costs include actuarially determined pension and post-retirement benefit costs in excess of amounts funded. Connecticut Water believes these costs will be recoverable in future years, through rates, as funding is required. The recovery period is dependent on contributions made to the plans and the discount rate used to value the obligations.
Certain items giving rise to deferred state income taxes, as well as a portion of deferred federal income taxes related primarily to differences between book and tax depreciation expense, are recognized for ratemaking purposes on a cash or flow-through basis and will be recovered in rates as they reverse.
Deferred revenue represents a portion of the rate increase granted in Connecticut Water’s 2007 rate decision. The regulator’s decision required the Company to defer for future collection, beginning in 2008, a portion of the increase.
Regulatory liabilities include deferred investment tax credits. These liabilities will be given back to customers in rates as tax deductions occur in the future.
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
REVENUES - The Company’s accounting policies regarding revenue recognition by segment are as follows:
Water Activities - Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as public and private fire protection customers who are billed monthly. Most customers, except fire protection customers, are metered. Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and are earned when water is delivered. Public fire protection revenues are based on the length of the water main, and number of hydrants in service and are earned on a monthly basis. Private fire protection charges are based on the diameter of the connection to the water main. Our water companies accrue an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter, which is reflected as Accrued Unbilled Revenues in the accompanying balance sheets.
Real Estate Transactions - Revenues are recorded when a sale or other transaction has been completed and title to the real estate has been transferred.
Services and Rentals - Revenues are recorded when the Company has delivered the services called for by contractual obligation.
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
Allowance For Funds Used During Construction — Allowance for Funds Used During Construction (AFUDC) is the cost of debt and equity funds used to finance the construction of utility plant. The amount shown on the Consolidated Statements of Income relates to the equity portion. The debt portion is included as an off set to Other Interest Charges. Generally, utility plant under construction is not recognized as part of rate base for ratemaking purposes until facilities are placed into service, and accordingly, AFUDC is charged to the construction cost of utility plant. Capitalized AFUDC, which does not represent current cash income, is recovered through rates over the service lives of the facilities.
In order for certain water system acquisitions made in and after 1995 to not degrade earnings, Connecticut Water has received DPUC approval to record AFUDC on certain of its investments in these systems. Through December 31, 2006, Connecticut Water has capitalized approximately $3.9 million of AFUDC relating to financing these acquisitions. As part of the Company’s most recent rate decision, approved on January 16, 2007 and effective as of January 1, 2007, the DPUC has approved the inclusion of this capitalized amount in rate base. The Company did not record any AFUDC on water system acquisitions in 2007.
Connecticut Water’s allowed rate of return on rate base is used to calculate its AFUDC.
Customers’ Advances For Construction, Contributed Plant and Contributions In Aid Of Construction -Under the terms of construction contracts with real estate developers and others, Connecticut Water periodically receives either advances for the costs of new main installations or title to the main after it is constructed and
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

financed by the developer. Refunds are made, without interest, as services are connected to the main, over periods not exceeding fifteen years and not in excess of the original advance. Unrefunded balances, at the end of the contract period, are credited to contributions in aid of construction (CIAC) and are no longer refundable.
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
The components that comprise Net Additions to Utility Plant during the last three years are as follows:

in thousands	2007	2006	2005
Additions to Utility Plant:
Company Financed	$18,749	$16,199	$14,256
Allowance for Funds Used During Construction	131	491	575

Subtotal — Utility Plant Increase to Rate Base	18,880	16,690	14,831
Advances from Others for Construction	961	1,102	1,955

Net Additions to Utility Plant — Continuing Operations	19,841	17,792	16,786
Plus: Discontinued Operations	—	—	171

Net Additions to Utility Plant	$19,841	$17,792	$16,957

Depreciation - Depreciation is computed on a straight-line basis at various rates as approved by the state regulator on a company by company basis. Depreciation allows the Company to recover the investment in utility plant over its useful life. The overall consolidated company depreciation rate, based on the average balances of depreciable property, was 2.0% for 2007, 2006, and 2005.
INCOME TAXES - The Company provides income tax expense for its utility operations in accordance with the regulatory accounting policies of the applicable jurisdictions. The Connecticut DPUC requires the flow-through method of accounting for most state tax temporary differences as well as for certain federal temporary differences.
The Company computed deferred tax liabilities for all temporary book-tax differences using the liability method prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. Deferred tax liabilities that have not been reflected in tax expense due to regulatory treatment are reflected as Unfunded Future Income Taxes, and are expected to be recoverable in future years’ rates.
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
The Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” in 2007. See Note 4.
MUNICIPAL TAXES - Municipal taxes which are reflected as Taxes Other than Income Taxes are generally expensed over the twelve-month period beginning on July 1 following the lien date, corresponding with the period in which the municipal services are provided.
STOCK OPTIONS - In the past, the Company has issued stock options to certain employees; but has not done so since 2003. For more information regarding stock based compensation, please see Note 14, Stock Based Compensation Plans.
UNAMORTIZED DEBT ISSUANCE EXPENSE - The issuance costs of long-term debt, including the remaining balance of issuance costs on long-term debt issues that have been refinanced prior to maturity, and related call premiums, are amortized over the respective lives of the outstanding debt, as approved by the state regulator.
GOODWILL - As part of the purchase of the Unionville Water Company in October 2002, the Company recorded goodwill of $3.6 million representing the amount of the purchase price over net book value of the assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

In accordance with SFAS 142, goodwill must be allocated to reporting units and reviewed for impairment at least annually. The Company utilized a net income valuation approach in the performance of the annual goodwill impairment test. As of December 31, 2007, there was no impairment of the Company’s goodwill.
EARNINGS PER SHARE — The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the years ended December 31, 2007, 2006, and 2005.

Years ended December 31,	2007	2006	2005
Basic Earnings per Share from Continuing Operations	$1.06	$0.81	$0.89
Dilutive Effect of Stock Awards	0.01	—	0.01

Diluted Earnings per Share	$1.05	$0.81	$0.88

Numerator (in thousands)
Basic Income from Continuing Operations	$8,781	$6,708	$7,166
Diluted Income from Continuing Operations	$8,781	$6,708	$7,166
Denominator (in thousands)
Basic Weighted Average Shares Outstanding	8,270	8,188	8,094
Dilutive Effect of Stock Awards	63	49	49

Diluted Weighted Average Shares Outstanding	8,333	8,237	8,143

RECLASSIFICATIONS AND REVISIONS — Certain reclassifications have been made to conform previously reported data to the current presentation. Included in these reclassifications are amounts for deferred income tax liabilities and regulatory assets.
NEW ACCOUNTING PRONOUNCEMENTS - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective in fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 157 and believes that the adoption of this standard will not have a material effect on its financial position and results of operations.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial position and results of operations.
In December, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) will have on its financial position and results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (SFAS 160), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for business combinations for which the
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 160 will have on its financial position and results of operations.
NOTE 2: SALE OF BARNSTABLE WATER COMPANY ASSETS — DISCONTINUED OPERATIONS
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
The Company received $10.0 million in gross proceeds from the sale of its water utility assets, advances, and contributions in aid of construction. The gain, net of income taxes of $1.6 million was $3.0 million in 2005 and has been included in Net Income from Discontinued Operations.
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
There were no Discontinued Operations during the year ending December 31, 2007. The Net Income from Discontinued Operations for the years ending December 31, 2006 and 2005 would have been presented in the 2006 and 2005 financial statements, as follows:

	Year ended December 31,
(in thousands)	2006	2005
Water Activities:
Operating Revenues	$—	$802
Income Taxes	(244)	(9)
Net Income from Water Activites	243	(11)

Services and Rentals:
Revenues	$—	$1,067
Income Taxes	(12)	132
Net Income from Services and Rentals	—	213

Gain on Sale of Assets:
Income Taxes	$—	$1,597
Gain on Sale of Assets	—	2,956

Total Net Income from Discontinued Operations	$243	$3,158

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
NOTE 4: INCOME TAX EXPENSE
In June 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which became effective for the Company as of January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The reassessment of our tax positions in accordance with FIN 48 did not have an impact on our results of operations, financial condition or liquidity. From time to time, the Company is assessed interest and penalties by taxing authorities. In those cases, the charges would appear on the Other line item on the Income Statement. During 2007, the Company was charged approximately $2,000 in interest relating to the 2003 federal tax examination. There were no such charges for the years ending December 31, 2006 and 2005. Additionally, there were no accruals relating to interest or penalties as of December 31, 2007 and 2006. The Company remains subject to examination by federal authorities for the 2005 through 2007 tax years and by state authorities for the tax years 2003 through 2007.
Income Tax Expense from Continuing Operations for the years ended December 31, is comprised of the following:

(in thousands)	2007	2006	2005
Federal Classified as Operating Expense from Continuing Operations	$3,834	$2,080	$2,400
Federal Classified as Other Utility Income from Continuing Operations	238	232	251
Federal Classified as Other Income from Continuing Operations
Land Sales	61	287	132
Land Donations	83	(892)	87
Non-Water Sales	332	264	216
Other	(529)	(981)	179

Total Federal Income Tax Expense from Continuing Operations	4,019	990	3,265

State Classified as Operating Expense from Continuing Operations	361	(26)	(62)
State Classified as Other Utility Income from Continuing Operations	57	68	60
State Classified as Other Income from Continuing Operations
Land Sales	14	89	31
Land Donations	(199)	(902)	225
Non-Water Sales	79	79	59
Other	(101)	(191)	34

Total State Income Tax Expense from Continuing Operations	211	(883)	347

Total Income Tax Expense from Continuing Operations	$4,230	$107	$3,612

The components of the Federal and State income tax provisions from Continuing Operations are:

(in thousands)	2007	2006	2005
Current from Continuing Operations
Federal	$1,938	$1,165	$1,758
State	158	221	(377)

Total Current from Continuing Operations	2,096	1,386	1,381

Deferred Income Taxes from Continuing Operations, Net
Federal
Investment Tax Credit	(63)	(63)	(62)
Deferred Revenue	1,202	—	—
Land Donations	260	(501)	388
Depreciation	1,206	1,173	721
Other	(524)	(784)	459

Total Federal from Continuing Operations	2,081	(175)	1,506

State
Land Donations	(108)	(134)	(25)
Other	161	(970)	750

Total State from Continuing Operations	53	(1,104)	725

Total Deferred Income Taxes from Continuing Operations	2,134	(1,279)	2,231

Total from Continuing Operations	$4,230	$107	$3,612

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Deferred income tax (assets) and liabilities are categorized as follows on the Consolidated Balance Sheets:

(in thousands)	2007	2006
Unrecovered Income Taxes	$(30,278)	$(24,372)
Deferred Federal and State Income Taxes	28,616	26,002
Unfunded Future Income Taxes	25,404	20,155
Unamortized Investment Tax Credit	1,560	1,623
Other	(80)	(80)

Net Deferred Income Tax Liability	$25,222	$23,328

Deferred income tax (assets) and liabilities are comprised of the following:

(in thousands)	2007	2006
Charitable Contribution Carryforward (1)	$(2,977)	$(3,048)
Valuation Allowance	1,888	1,722
Tax Credit Carryforward (2)	(1,436)	(1,349)
Alternative Minimum Tax Carryforward	—	(4)
Prepaid Income Taxes on CIAC	(209)	(72)
Prepaid FIT on Services	(174)	(171)
Other Comprehensive Income	(29)	63
Accelerated Depreciation	26,975	25,822
Net of AFUDC and Capitalized Interest	211	186
Unamortized Investment Tax Credit	1,560	1,623
Other	(587)	(1,444)

Net Deferred Income Tax Liability	$25,222	$23,328

(1)	2007 charitable contribution carryover expires beginning in 2008 and ending in 2011.

(2)	State tax credit carry-forwards expire beginning 2016 and ending in 2019.
The calculation of Pre-Tax Income from Continuing Operations is as follows:

(in thousands)	2007	2006	2005
Pre-Tax Income
Income From Continuing Operations	$8,781	$6,708	$7,166
Income Taxes	4,230	107	3,612

Total Pre-Tax Income From Continuing Operations	$13,011	$6,815	$10,778

In accordance with required regulatory treatment, deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate. The differences between the effective income tax rate recorded by the Company and the statutory federal tax rate are as follows:

	2007	2006	2005
Federal Statutory Tax Rate	34.0%	34.0%	34.0%
Tax Effect Differences:
State Income Taxes Net of Federal Benefit	1.1%	(0.1%)	2.1%
Reversal of Regulatory Liability	—	(14.4%)	—
Adjustment to Taxes Due to Closed IRS Examination	—	(14.3%)	—
Depreciation	1.7%	2.6%	1.6%
Charitable Contributions — Land Donation (Net of Valuation Allowance)	0.4%	(7.7%)	0.8%
Pension Costs	(5.3%)	7.7%	(3.3%)
Allowance for Funds Used During Construction	(0.3%)	(2.9%)	(1.4%)
Change in Estimate of Prior Year Income Tax Expense	0.2%	0.6%	(2.5%)
Rate Case Expense	0.6%	(3.6%)	—
Other	0.1%	(0.3%)	2.2%

Effective Income Tax Rate for Continuing Operations	32.5%	1.6%	33.5%

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 5: COMMON STOCK
The Company has 25,000,000 authorized shares of common stock, no par value. A summary of the changes in the common stock accounts for the period January 1, 2005 through December 31, 2007, appears below:

		Issuance
(in thousands, except share data)	Shares	Amount	Expense	Total
Balance, January 1, 2005	8,035,199	$57,111	$(1,597)	$55,514
Stock and equivalents issued through Performance Stock Program	29,379	99	—	99
Dividend Reinvestment Plan	60,486	1,529	—	1,529
Stock Options Exercised and Expensed	44,563	865	(2)	863

Balance, December 31, 2005	8,169,627	$59,604	$(1,599)	$58,005
Stock and equivalents issued through Performance Stock Program	23,058	323	—	323
Dividend Reinvestment Plan	60,747	1,401	—	1,401
Stock Options Exercised and Expensed	16,962	441	(2)	439
Other Paid in Capital	—	(3)	—	(3)

Balance, December 31, 2006	8,270,394	$61,766	$(1,601)	$60,165
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	13,975	420	—	420
Dividend Reinvestment Plan	54,567	1,326	—	1,326
Stock Options Exercised and Expensed	37,906	902	(5)	897

Balance, December 31, 2007 [1]	8,376,842	$64,414	$(1,606)	$62,808

[1]	Includes 36,279 restricted shares and 68,425 common stock equivalent shares issued through the Performance Stock Programs through December 31, 2007.
The Company’s Shareholder Rights Plan was authorized by the Board of Directors on August 12, 1998. Pursuant to the Plan, the Board authorized a dividend distribution of one Right to purchase one one-hundredth of a share of Series A Junior Participating Preference Stock of the Company for each outstanding share of the Company’s common stock. The distribution was effected October 11, 1998.
Upon the terms of the Shareholder Rights Plan, each Right will entitle shareholders to buy one one-hundredth of a share of Series A Junior Participating Preference Stock at a purchase price of $90, and the Rights will expire October 11, 2008. The Company is considering whether to extend or let terminate its Shareholder Rights Plan in 2008. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock, or announces a tender or exchange offer for 15% or more of the Company’s common stock. The Board will be entitled to redeem the Rights at $0.01 per Right at any time before such acquisition occurs, and upon certain conditions after such a position has been acquired.
Additionally, upon the acquisition of 15% or more of the Company’s common stock by any person or group, each Right will entitle its holder to purchase, at the Right’s purchase price, a number of shares of the Company’s common stock having a market value equal to twice the Right’s purchase price. In such event, Rights held by the acquiring person will not be allowed to purchase any of the Company’s common stock or other securities of the Company. If, after the acquisition of 15% or more of the Company’s common stock by any person or group, the Company should consolidate with or merge with and into any person and the Company should not be the surviving company, or if the Company should be the surviving company and all or part of its common stock should be exchanged for the securities of any other person, or if more than 50% of the assets or earning power of the Company were sold, each Right (other than Rights held by the acquiring person, which will become void) will entitle its holder to purchase, at the Right’s purchase price, a number of shares of the acquiring Company’s common stock having a market value at that time equal to twice the Right’s purchase price.
The Company may not pay any dividends on its common stock unless full cumulative dividends to the preceding dividend date for all outstanding shares of Preferred Stock of the Company have been paid or set aside for payment. All such Preferred Stock dividends have been paid.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 6: RETAINED EARNINGS
The summary of the changes in Retained Earnings for the period January 1, 2005 through December 31, 2007, appears below:

(in thousands, except per share data)	2007	2006	2005
Balance, beginning of year	$35,676	$35,777	$32,264
Net Income	8,781	6,951	10,324

Sub-total	44,457	42,728	42,588
Dividends declared:
Cumulative Preferred Stock, Series A, $0.80 per share	12	12	12
Cumulative Preferred Stock, Series $0.90, $0.90 per share	26	26	26
Common Stock:
2007 $0.865 per Common Share	7,147	—	—
2006 $0.855 per Common Share	—	7,014	—
2005 $.0845 per Common Share	—	—	6,773

Total Dividends Declared	7,185	7,052	6,811

Balance, end of year	$37,272	$35,676	$35,777

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each of the following financial instruments.
CASH AND CASH EQUIVALENTS — Cash equivalents consist of highly liquid instruments with original maturities at the time of purchase of three months or less. The carrying amount approximates fair value.
RESTRICTED CASH - As part of the December 2007 bond offering, described in Note 8 to the Notes to the Consolidated Financial Statements, the Company recorded unused proceeds from this bond issuance as restricted cash as the funds can only be used for certain capital expenditures. The Company expects to use the proceeds during 2008.
LONG-TERM DEBT - The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company. As of December 31, 2007 and 2006, the estimated fair value of the Company’s long-term debt was $91,109,000 and $78,574,000, respectively, as compared to the carrying amounts of $92,285,000 and $77,347,000, respectively.
The fair values shown above have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Values of Financial Instruments” and do not purport to represent the amounts at which those obligations would be settled.
INTEREST RATE SWAP — In 2004, Connecticut Water entered into a five-year interest rate swap associated with its $12.5 million 2004 series variable rate unsecured water facilities revenue refinancing bonds to manage the Company’s exposure to fluctuations in prevailing interest rates. The swap agreement qualifies for hedge treatment under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The fair value of the interest rate swap included in the Company’s Consolidated Balance sheet in “Deferred Charges and Other Costs” was approximately $45,000 and $414,000 at December 31, 2007 and December 31, 2006, respectively. Changes in the fair value of this derivative instrument are recorded in “Other Comprehensive Income” in Common Stockholders’ Equity.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 8: LONG-TERM DEBT
Long-Term Debt at December 31, consisted of the following:

(in thousands)		2007	2006
Connecticut Water Company
Unsecured Water Facilities Revenue Bonds
5.05%	1998 Series A, Due 2028	$9,640	$9,640
5.125%	1998 Series B, Due 2028	7,635	7,635
4.40%	2003A Series, Due 2020	8,000	8,000
5.00%	2003C Series, Due 2022	14,915	14,930
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.00%	2005 A Series, Due 2040	14,960	15,000
5.00%	2007 A Series, Due 2037	15,000	—

	Total Connecticut Water Company	92,200	77,255
Chester Realty
Regulated Secured
5.45%	Westbank, Due 2017	92	99

	Total Chester Realty	92	99

Total Connecticut Water Service, Inc.		92,292	77,354
	Less Current Portion	(7)	(7)

	Total Long-Term Debt	$92,285	$77,347

The Company’s principal payments required for years 2008 — 2012 are as follows:

(in thousands)
2008	$7
2009	$8
2010	$8
2011	$8
2012	$9
In December 2007, Connecticut Water borrowed $15 million through the issuance of Water Facilities Revenue Bonds by the Connecticut Development Authority (Authority) sold in a single series with an interest rate of five percent maturing on December 1, 2037. The proceeds from the sale of the bonds have been used to finance construction and installation of various capital improvements to the Company’s existing water system.
In November 2005, Connecticut Water borrowed $10 million through the issuance of Water Facilities Revenue Bonds by the Authority sold in a single series with an interest rate of five percent maturing on October 1, 2040. The proceeds from the sale of the bonds have been used to finance construction and installation of various capital improvements to the Company’s existing water system.
In November 2005, Crystal borrowed $5 million through the issuance of Water Facilities Revenue Bonds by the Authority sold in a single series with an interest rate of five percent maturing on October 1, 2040. The Crystal Water Company Series A Water Facility Revenue Bonds may be initially called for redemption on October 1, 2009 at 100% plus accrued interest. The proceeds of the sale of the bonds have been used to finance the construction of a water treatment plant in the Town of Killingly, CT and to facilitate the interconnection of two systems in the Town of Killingly. In the table above, the $5 million Water Facilities Revenue Bonds has been combined with Connecticut Water $10 million Water Facilities Revenue Bonds. The $14.96 million shown in the table above for 2007 includes a partial pay-down of the debt during 2007.
In connection with the 2004 issuance of the $12.5 million variable rate bonds, Connecticut Water entered into an interest rate swap transaction with a counterparty in the notional principal amount of $12,500,000. The interest rate swap agreement provides that, beginning in April 2004 and thereafter on a monthly basis, Connecticut Water will pay the counterparty a fixed interest rate of 3.73% on the notional amount for a period of five years. In exchange, the counterparty will, beginning in April 2004 and thereafter on a monthly basis, pay Connecticut Water a floating interest rate (based on 105% of the U.S. Dollar one-month LIBOR rate) on the notional amount for a period of five years. The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in prevailing interest rates. See Note 7.
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
Financial Covenants - The Company is required to comply with certain covenants in connection with various long term loan agreements. The covenants are normal and customary in bank and loan agreements. The Company is in compliance with the covenants at December 31, 2007.
NOTE 9: PREFERRED STOCK
The Company’s Preferred Stock at December 31, consisted of the following:

(in thousands, except share data)	2007	2006
Connecticut Water Service, Inc.
Cumulative Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares	$300	$300
Cumulative Series $0.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares, Issued and Outstanding 29,999	472	472

Total Preferred Stock	$772	$772

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
NOTE 10: BANK LINES OF CREDIT
The Company’s total available lines of credit totaled $21,000,000 and $15,000,000 at December 31, 2007 and 2006, respectively. The Company increased these lines because of an increased construction spending program and to partially fund previously announced acquisitions. The lines of credit have lives that range from 12 to 29 months, which will expire throughout 2008 and 2009. The Company expects the lines of credit to be renewed upon their expiration. As of December 31, 2007 and 2006, the outstanding bank lines of credit were $6,459,000 and $5,250,000 respectively.
At December 31, 2007 and 2006, the weighted average interest rates on these short-term borrowings outstanding were 5.47% and 5.735%, respectively.
NOTE 11: UTILITY PLANT AND CONSTRUCTION PROGRAM
The components of utility plant and equipment at December 31, were as follows:

(in thousands)	2007	2006
Land	$9,507	$9,443
Source of supply	25,876	25,132
Pumping	24,999	24,531
Water treatment	52,919	52,785
Transmission and distribution	246,676	230,252
General	25,235	21,486
Held for future use	429	428
Acquisition Adjustment	(1,220)	(1,220)

Total	$384,421	$362,837

The amounts of depreciable utility plant at December 31, 2007 and 2006 included in total utility plant were $336,204,000 and $313,736,000, respectively. Non-depreciable plant is primarily funded through CIAC.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 12: TAXES OTHER THAN INCOME TAXES
Taxes Other than Income Taxes consist of the following:

(in thousands)	2007	2006	2005
Municipal Property Taxes	$4,903	$4,743	$4,708
Payroll Taxes	837	832	677

Total Taxes Other than Income Taxes	$5,740	$5,575	$5,385

NOTE 13: LONG-TERM COMPENSATION ARRANGEMENTS
The Company has accrued for the following long-term compensation arrangements as of December 31, 2007 and 2006:

(in thousands)	2007	2006
Defined Benefit Pension Plan	$2,199	$3,524
Post Retirement Benefit Other than Pension	6,464	6,107
Supplemental Executive Retirement	4,055	2,414
Deferred Officers’ Wages	1,325	1,239
Other Long-Term Compensation	674	649

Long-Term Compensation Arrangements	$14,717	$13,933

The Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS 158) as of December 31, 2006, which requires that the funded status of defined benefit pension and other postretirement plans be fully recognized in the balance sheet. The supplemental executive retirement, deferred officers' wages and other long-term compensation arrangements do not follow APB 12.
In its 2006 Form 10-K filed with the SEC on March 16, 2007, the Company misapplied SFAS 158 related to the recognition of the funded status of the pension and post-retirement medical plans related to certain former employees. The Company reported its adjustment to initially apply SFAS 158 of $152,000 in its Consolidated Statements of Comprehensive Income. It should have only been reported directly to Accumulated Other Comprehensive Income in the Capitalization and Liabilities section of the Balance Sheets, where it was correctly presented. The misapplication had no impact on the Consolidated Statements of Net Income, Balance Sheets or Statements of Cash Flows. The Company has updated its 2006 Consolidated Statement of Comprehensive Income in order to correct the misapplication of SFAS 158.
Investment Strategy - The Pension Trust and Finance Committee (the Committee) reviews and approves the investment strategy of the investments made on behalf of various pension and post-retirement benefit plans existing under the Company and certain of its subsidiaries.
The targeted asset allocation ratios for those plans as set by the Committee at December 31, 2007 and 2006 were:

	2007	2006
Equity	65%	65%
Fixed Income	35%	35%

Total	100%	100%

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
PENSION
Defined Benefit Plans - The Company and certain of its subsidiaries have noncontributory defined benefit pension plans covering qualified employees. In general, the Company’s policy is to fund accrued pension costs as permitted by federal income tax and Employee Retirement Income Security Act of 1974 regulations. The Company amortizes actuarial gains and losses over the average remaining service period of active participants, without regard to a specified corridor of a percentage of the greater of the obligation or market-related value of assets. A contribution of $45,000 was made in 2007 for the 2006 plan year. A contribution of approximately $3,500,000 is expected to be made in 2008 for plan year 2007.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The following tables set forth the benefit obligation and fair value of the assets of the Company’s retirement plans at December 31, the latest valuation date:
Pension Benefits

(in thousands)	2007	2006
Change in benefit obligation:
Benefit obligation, beginning of year	$31,539	$30,509
Service cost	1,277	1,228
Interest cost	1,789	1,681
Actuarial gain	(2,415)	(208)
Benefits paid	(1,825)	(1,671)

Benefit obligation, end of year	$30,365	$31,539

Change in plan assets:
Fair value, beginning of year	$28,015	$24,846
Actual return on plan assets	1,931	2,390
Employer contributions	45	2,450
Benefits paid	(1,825)	(1,671)

Fair value, end of year	$28,166	$28,015

Funded Status	$(2,199)	$(3,524)

Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$—	$—
Current liability	—	—
Non-current liability	(2,199)	(3,524)

Net amount recognized	$(2,199)	$(3,524)

The accumulated benefit obligation for all defined benefit pension plans was approximately $23,934,000 and $24,593,000 at December 31, 2007 and 2006, respectively.

	2007	2006
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.30%	5.75%
Rate of compensation increase	4.50%	4.50%
Weighted-average assumptions used to determine net periodic cost for years ended December 31:
Discount rate	5.75%	5.50%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%
The discount rate is based on interest rates for long-term, high quality, fixed income investments. The Company looks at the general trends of several different bond indices.
The following table shows the components of periodic benefit costs:
Pension Benefits

(in thousands)	2007	2006	2005
Components of net periodic benefit costs
Service cost	$1,277	$1,228	$1,050
Interest cost	1,789	1,681	1,552
Expected return on plan assets	(2,017)	(1,836)	(1,645)

Amortization of:
Net transition obligation	2	2	10
Net loss	69	75	322
Prior service cost	345	491	98

Net Periodic Pension Benefit Costs	$1,465	$1,641	$1,387

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset (liability):
Pension Benefits

(in thousands)	2007	2006
Change in net (gain)	$(2,329)	—
Amortization of transition obligation	(2)	—
Amortization of prior service cost	(69)	—
Amortization of net loss (gain)	(345)	2,585

Total changes recognized to Regulatory Asset (Liability)	(2,745)	2,585

	2007	2006
Amounts Recognized as a Regulatory Asset (Liability) at December 31:
Transition obligation	$9	$11
Prior service cost	585	655
Net (gain) loss	(754)	1,919

Total Recognized as a Regulatory Asset (Liability)	$(160)	$2,585

2008
Estimated Net Periodic Benefit Cost Amortizations for the periods January 1 - December 31,:
Amortization of transition obligation	$2
Amortization of prior service cost	69
Amortization of net loss (gain)	101

Total Estimated Net Periodic Benefit Cost Amortizations	$172
Plan Assets
The Company’s pension plan weighted-average asset allocations at December 31, 2007, and 2006 by asset category were as follows:

	2007	2006
Equity	64%	66%
Fixed Income	36%	34%

Total	100%	100%

The Plan’s expected future benefit payments are:

(in thousands)
2008	$1,651
2009	$1,621
2010	$1,853
2011	$1,642
2012	$2,592
Years 2013 - 2017	$14,745
POST-RETIREMENT BENEFITS OTHER THAN PENSION (PBOP) - In addition to providing pension benefits, Connecticut Water, provides certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust that has been approved by the DPUC. Substantially all of Connecticut Water’s employees may become eligible for these benefits if they retire on or after age 55 with 10 years of service. The contribution for calendar years 2007 and 2006 was $1,758,600 and $473,100, respectively.
A regulatory asset has been recorded to reflect the amount which represents the future SFAS 106 costs expected to be recovered in customer rates. In 1997, Connecticut Water requested and received approval from the DPUC to include SFAS 106 costs in customer rates. The DPUC’s 1997 limited reopener of Connecticut Water’s general rate proceeding allowed it to increase customer rates $208,000 annually for SFAS 106 costs. Prior to the January 2007 rate decision, Connecticut Water’s rates allowed for recovery of $473,100 annually for post-retirement benefit costs other than pension. As a result of the January 2007 rate decision, the Company will follow the provisions of SFAS 158 for regulated companies that allows the creation of a regulatory asset for costs that will be recovered in the future under provisions of SFAS 71.
The Company amortizes actuarial gains and losses over the average remaining service period of active participants, without regard to a specified corridor of a percentage of the greater of the obligation or market-related value of assets. Connecticut Water has elected to recognize the transition obligation on a delayed basis over a period equal to the plan participants’ 21.6 years of average future service.
The Company has concluded that the postretirement welfare plan’s benefits will be considered actuarially equivalent to the benefits provided by Medicare Part D. The Company does not intend to apply for the government subsidy for postretirement prescription drug benefits, because the costs associated with the administration of Medicare Part D would have outweighed the benefits received by the Company. Therefore, the impact of the subsidy on the plan’s liabilities is not reflected in the December 31, 2007 disclosure.
Another subsidiary company, Barnstable Water, also provides certain health care benefits to eligible retired employees. Substantially all Barnstable Water employees may become eligible for these benefits if they retire on or after age 65 with at least 15 years of service. Post-65 medical coverage is provided for employees up to a maximum coverage of $500 per quarter. Barnstable Water’s PBOP currently is not funded. Barnstable Water no longer has any employees; therefore, no new participants will be entering Barnstable Water’s PBOP.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The following tables set forth the benefit obligation and fair value of the assets of the Company’s post-retirement health care benefits at December 31, the latest valuation date:
PBOP Benefits

(in thousands)	2007	2006
Change in benefit obligation:
Benefit obligation, beginning of year	$10,283	$8,253
Service cost	651	599
Interest cost	610	485
Plan participant contributions	138	99
Actuarial loss	1,083	1,343
Benefits paid	(449)	(496)

Benefit obligation, end of year	$12,316	$10,283

Change in plan assets:
Fair value, beginning of year	$4,260	$3,845
Actual return on plan assets	198	339
Employer contributions	1,759	473
Participants’ contributions	138	99
Benefits paid	(449)	(496)

Fair value, end of year	$5,906	$4,260

Funded Status	$6,410	$6,023

Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$—	$—
Current liability	—	—
Non-current liability	6,410	6,023

Net amount recognized	6,410	$6,023

	2007	2006
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.30%	5.75%
Weighted-average assumptions used to determine net periodic cost for years ended December 31:
Discount rate	5.75%	5.50%
Expected long-term return on plan assets	5.00%	5.00%
The discount rate is based on interest rates for long-term, high quality, fixed income investments. The Company looks at the general trends of several different bond indices.
The following table shows the components of periodic benefit costs:
PBOP Benefits

(in thousands)	2007	2006	2005
Components of net periodic benefit costs
Service cost	$651	$599	$460
Interest cost	610	485	405
Expected return on plan assets	(189)	(178)	(168)
Other	225	—	—

Amortization of:
Net transition obligation	120	120	120
Recognized net loss	342	273	164

Net Periodic Post Retirement Benefit Costs	$1,759	$1,299	$981

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

	2007	2006
Amounts Recognized as a Regulatory Asset at December 31:
Transition obligation	$602	$723
Prior service cost	—	—
Net (gain) loss	3,611	2,878

Total Recognized as a Regulatory Asset	$4,213	$3,601

There were no other changes in plan assets and benefit obligations recognized as a regulatory asset.

2008
Estimated Benefit Cost Amortizations for the periods January 1 - December 31,:
Amortization of transition obligation	$121
Amortization of prior service cost	—
Amortization of net loss (gain)	360

Total Estimated Net Periodic Benefit Cost Amortizations	$481

Assumed health care cost trend rates at December 31:

	2007		2006
	Medical	Dental	Medical	Dental
Health care cost trend rate assumed for next year	10.0%	10.0%	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2017	2017	2016	2016
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on Connecticut Water’s plan and would have no impact on the Barnstable Water plan:

	1 Percentage-Point
(in thousands)	Increase	Decrease
Effect on total of service and interest cost components	$216	$(176)
Effect on post-retirement benefit obligation	$1,648	$(1,380)
Plan Assets
Barnstable Water’s other post-retirement benefit plan has no assets. Connecticut Water’s other post-retirement benefit plan weighted-average asset allocations at December 31, 2007 and 2006 by asset category were as follows:

	2007	2006
Equity	44%	63%
Fixed Income	56%	37%

Total	100%	100%

The Company made a contribution of $1,758,600 on December 28, 2007. In the table above, this contribution is classified as fixed income as there was not enough time for these funds to be invested in line with the plan’s target allocation.
Cash Flows
Connecticut Water contributed $1,758,600 to its other post-retirement benefit plan in 2007 for plan year 2007 and expects to contribute $1,954,000 in 2008 for plan year 2008.
Expected future benefit payments are:

(in thousands)
2008	$446
2009	$505
2010	$547
2011	$599
2012	$669
Years 2013 - 2017	$4,513
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (SERP) - The Company and certain of its subsidiaries provide additional pension benefits to senior management through supplemental executive retirement contracts. At December 31, 2007 and 2006, the actuarial present value of the projected benefit obligation of these contracts were $3,109,000 and $2,870,000, respectively. Expense associated with these contracts was approximately $1,363,000 for 2007, $503,000 for 2006, and $194,000 for 2005 and is reflected in Other Income (Deductions) in the Statements of Income.
Included in Other Property and Investments at December 31, 2007 and 2006 is $3,513,000 and $1,836,000 of marketable securities purchased by the Company to fund these obligations.
SAVINGS PLAN (401(k)) - The Company and certain of its subsidiaries maintain an employee savings plan which allows participants to contribute from 1% to 15% of pre-tax compensation plus for those aged 50 years and older catch-up contributions as allowed by law. The Company matches 50 cents for each dollar contributed by the employee up to 4% of the employee’s compensation. The Company contribution charged to expense in 2007, 2006 and 2005 was $213,000, $186,000, and $168,000, respectively.
The Plan creates the possibility for an “incentive bonus” contribution to the 401(k) plan tied to the attainment of a specific goal or goals to be identified each year. If the specific goal or goals are attained by the end of the year, all eligible employees, except officers and certain key employees, may receive up to an additional 1% of their annual base salary as a direct contribution to their 401(k) account. No incentive bonus was awarded in 2007 or 2006. An incentive bonus of .6% of base pay, or a total of $50,000 was accrued for 2005 and paid in 2006.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTE 14: STOCK BASED COMPENSATION PLANS
The Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) “Share Based Payments” (SFAS 123(R)) as of January 1, 2006 using the modified prospective transition method, which does not require restatement of prior year results. The resulting impact on the income statement for the fiscal year ended December 31, 2006 was an expense of approximately $32,000, net of tax benefits of $75,000. SFAS 123(R) requires that all share-based payments to employees, including grants of stock options, be recognized as compensation expense in the financial statements based on their fair value.
Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25 (APB No. 25) and the disclosure requirements for SFAS 123(R) with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting as defined in SFAS 123(R) had been applied. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting SFAS 123(R). The total compensation cost related to non-vested stock option awards recognized during 2007 was approximately $25,000. There are no stock option costs to be recognized in future years.
For purposes of calculating the fair value of each stock grant at the date of grant, the Company used the Black Scholes Option Pricing model. Under the Plans, options begin to become exercisable one year from the date of grant. Vesting periods range from one to five years. The maximum term ranges from five to ten years.
Under the Company’s Performance Stock Plan (PSP), restricted shares of Common Stock, common stock equivalents or cash units may be awarded annually to officers and key employees. Based upon the occurrence of certain events, including the achievement of goals established by the Compensation Committee, the restrictions on the stock can be removed. Amounts charged to expense on account of restricted shares of Common Stock, common stock equivalents or cash units pursuant to the PSP were $542,000, $702,000 and $265,000, for 2007, 2006 and 2005, respectively.
The Company’s 2004 Performance Stock Program (2004 PSP), approved by shareholders in 2004, authorizes the issuance of up to 700,000 shares of Company Common Stock. As of December 31, 2007, there were 626,711 shares available for grant. In total, under the original Plans (1994 Plans) there were 700,000 shares authorized and 222,033 shares available for payment of dividend equivalents on shares already awarded under the 1994 Plan as performance shares at December 31, 2007. There are four forms of awards under the 2004 PSP. Stock options are one form of award. The Company has not issued any stock options since 2003, and does not anticipate issuing any for the foreseeable future. The other three forms of award which the Company has continued to issue are: Restricted Stock, Performance Shares and Cash Units.
STOCK OPTIONS - The Company issued stock options between 1999 and 2003 and accounted for those options under APB No. 25 through December 31, 2005, under which no compensation cost has been recognized in the Consolidated Statements of Income. Beginning January 1, 2006, compensation expense was recognized when SFAS 123(R) became effective. If SFAS 123(R) had been followed for 2005, the impact on Net Income and Earnings per Share would have been negligible.
For purposes of this calculation, the Company arrived at the fair value of each stock grant at the date of grant by using the Black Scholes Option Pricing model. Options began to become exercisable one year from the date of grant. Vesting periods ranged from one to five years. The maximum term ranged from five to ten years.
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

No stock options were awarded or issued during 2007, 2006 or 2005.

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

For the Years Ended December 31:
Options:
Outstanding, beginning of year	180,853	$24.62	202,271	$24.04	251,835	$22.85
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Terminated	(36,286)	27.71	(4,456)	27.95	(5,001)	25.78
Exercised	(37,906)	21.33	(16,962)	16.76	(44,563)	17.11

Outstanding, end of year	106,661	$24.74	180,853	$24.62	202,271	$24.04

Exercisable, end of year	106,661	$24.74	171,840	$24.39	175,685	$23.44

The intrinsic value of options exercised during the year ended December 31, 2007 was $120,000. The following table summarizes the price ranges of the options outstanding and options exercisable as of December 31, 2007:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
	Shares	Life (years)	Price

Range of prices:
$12.00 - $14.99	6,059	1.3	$14.83
$15.00 - $17.99	—	—	—
$18.00 - $20.99	14,074	2.9	20.42
$21.00 - $23.99	23,214	1.9	22.33
$24.00 - $26.99	22,535	4.9	25.78
$27.00 - $29.99	40,779	4.9	28.51

	106,661	3.8	$24.74

The intrinsic value of exercisable options as of December 31, 2007 was approximately $130,000. The average remaining contractual term of exercisable options as of December 31, 2007 was approximately 3.8 years.
RESTRICTED STOCK AND COMMON STOCK EQUIVALENTS - The Company has granted restricted shares of Common Stock and Performance Shares to key members of management under the 2004 PSP. These Common Stock share awards provide the grantee with the rights of a shareholder, including the right to receive dividends and to vote such shares, but not the right to sell or otherwise transfer the shares during the restriction period. The value of these restricted shares is based on the market price of the Company’s Common Stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods. The adoption of SFAS No. 123(R) had no impact on the Company’s recognition of stock-based compensation expense associated with the restricted stock awards.
RESTRICTED STOCK (Non-Performance-Based Awards) - The following tables summarize the non-performance-based restricted stock amounts and activity:

	2007		2006
		Grant Date		Grant Date
		Weighted		Weighted
	Number of	Average Fair	Number of	Average
For the years ended December 31,	Shares	Value	Shares	Fair Value
Non-vested at beginning of year	26,495	$25.20	21,988	$25.24
Granted	—	—	4,507	25.00
Vested	(9,359)	25.24	—	—
Forfeited	(2,044)	25.24	—	—

Non-vested at end of year	15,092	$25.17	26,495	$25.20

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

There were no vested restricted stock shares as of December 31, 2006. The shares began vesting during 2007. There have been 2,044 forfeitures of non-performance-based restricted stock for the year ended December 31, 2007. We do not expect any shares to be forfeited in the first quarter of 2008.
Total stock-based compensation recorded in the statement of income related to the non-performance-based restricted stock awards was $48,000 and $187,000 during the years ended December 31, 2007 and 2006, respectively, including accelerated vesting for an approved retirement during 2006. The Compensation Committee of the Board of Directors may approve retirements of key employees that trigger accelerated vesting. There was no expense recognized in the first nine months of 2005 because the program was initiated in the fourth quarter of 2005. Total expense for 2005 was $5,000.
As of December 31, 2007, $380,000 of unrecognized compensation costs related to non-performance-based restricted stock is expected to be recognized over a straight-line basis for a period of 6 years.
RESTRICTED STOCK AND COMMON STOCK EQUIVALENTS (Performance-Based) - The following tables summarize the performance-based restricted stock amounts and activity:

	2007		2006
		Grant Date		Grant Date
		Weighted		Weighted
	Number of	Average	Number of	Average
For the years ended December 31,	Shares	Fair Value	Shares	Fair Value
Non-vested at beginning of year	18,059	$25.90	7,667	$26.73
Granted	13,186	$22.38	18,059	$24.93
Vested	(7,666)	$24.26	(6,087)	$24.51
Forfeited	(4,780)	$24.93	(1,580)	$24.51

Non-vested at end of year	18,799	$25.11	18,059	$25.90

The fair value of performance-based restricted shares vested during the year ended December 31, 2007 was $151,000.
Total stock based compensation recorded in the Consolidated Statements of Income related to performance-based restricted stock awards was $484,000 and $515,000 for the year ended December 31, 2007 and 2006, respectively.
The Company is estimating a forfeiture rate of 30%. Upon meeting specific performance targets, 17,100 shares, reduced for actual performance targets achieved in 2007, will begin vesting in the first quarter of 2008 and the remaining earned shares will vest over four years. The cost is being recognized ratably over the vesting period. The aggregate intrinsic value of performance-based restricted stock as of December 31, 2007 was $263,000.
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
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial data for reportable segments is as follows:

					Interest		Income
			Other		Expense		(Loss) from
			Operating	Other Income	(net of	Income	Continuing
(in thousands)	Revenues	Depreciation	Expenses	(Deductions)	AFUDC)	Taxes	Operations

For the year ended December 31, 2007
Water Activities	$60,025	$6,525	$35,755	$(1,641)	$4,281	$3,860	$7,963
Real Estate Transactions	227	—	101	—	—	(41)	167
Services and Rentals	4,411	25	3,304	—	20	411	651

Total	$64,663	$6,550	$39,160	$(1,641)	$4,301	$4,230	$8,781

For the year ended December 31, 2006
Water Activities	$47,927	$5,881	$32,166	$(598)	$3,969	$1,183	$4,130
Real Estate Transactions	1,002	—	359	—	—	(1,420)	2,063
Services and Rentals	4,092	36	3,189	—	8	344	515

Total	$53,021	$5,917	$35,714	$(598)	$3,977	$107	$6,708

For the year ended December 31, 2005
Water Activities	$48,441	$5,724	$29,351	$(481)	$3,266	$2,855	$6,764
Real Estate Transactions	495	—	81	—	—	475	(61)
Services and Rentals	3,244	36	2,463	—	—	282	463

Total	$52,180	$5,760	$31,895	$(481)	$3,266	$3,612	$7,166

The Revenues shown in Water Activities above consist of revenues from water customers of $59,026,000, $46,945,000 and $47,453,000 in the years 2007, 2006 and 2005, respectively. Additionally, there were revenues associated with utility plant leased to others of $999,000, $982,000 and $988,000 in the years 2007, 2006 and 2005, respectively.

At December 31 (in thousands):	2007	2006
Total Plant and Other Investments:
Water	$283,641	$267,395
Non-Water	673	697

Total Plant and Other Investments	284,314	268,092

Other Assets:
Water	75,441	56,663
Non-Water	1,058	3,385

Total Other Assets	76,499	60,048

Total Assets	$360,813	$328,140

NOTE 16: COMMITMENTS AND CONTINGENCIES
Security — The Bioterrorism Response Act of 2001 required every public water system serving over 3,300 people to prepare Vulnerability Assessments (VA) of their critical utility assets. The last of these assessments required to be filed by our companies were submitted to the U.S. Environmental Protection Agency in June 2004 and was followed by updated Emergency Response Plans in December 2004, per statutory requirements. The information within the VA is not subject to release to the public and is protected from Freedom of Information Act inquiries.
Investment in security-related improvements is a continuing process and management believes that the costs associated with any such improvements will be eligible for recovery in future rate proceedings.
Reverse Privatization — Connecticut Water derives its rights and franchises to operate from state laws that are subject to alteration, amendment or repeal, and do not grant permanent exclusive rights to our service areas. Our franchises are free from burdensome restrictions, are unlimited as to time, and authorize us to sell potable water in all towns we now serve. There is the possibility that states could revoke our franchises and allow a governmental entity to take over some or all of our systems. From time to time such legislation is contemplated.
Environmental and Water Quality Regulation — The Company is subject to environmental and water quality regulations. Costs to comply with environmental and water quality regulations are substantial. We are presently in compliance with current regulations, but the regulations are subject to change at any time. The costs to comply with
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

future changes in state or federal regulations, which could require us to modify current filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.
Rate Relief - Connecticut Water is a regulated public utility, which provides water services to its customers. The rates that regulated companies charge their water customers are subject to the jurisdiction of the regulatory authority of the DPUC.
In July 2006, the Company filed a rate application with the DPUC for Connecticut Water requesting an increase in rates of approximately $14.6 million or 30%. On January 16, 2007, the DPUC issued its final decision and approved a Settlement Agreement, negotiated with the Office of Consumer Counsel and the DPUC’s Prosecutorial Staff, that allowed Connecticut Water an increase of revenues of approximately $10,940,000, or 22.3%. The Settlement Agreement allowed Connecticut Water to defer a portion of the approved rate increase, approximately $3.8 million. The Company recognized that increase through recording deferred revenues and a corresponding regulatory asset, as required by the decision. Through December 31, 2007, the Company has recorded approximately $3.8 million in deferred revenues. The second phase of the increase is expected to occur on April 1, 2008. On January 31, 2008, the Company filed to reopen the case, a procedure required by the Settlement Agreement, to implement the second phase. In addition to the approval for the inclusion in current rates of the previously approved deferred revenues of $3.8 million, the filing includes requested recovery of the costs associated with $15.5 million of additional capital investments made in 2007. This portion of the second phase of the increase was also called for in the Settlement Agreement.
The total increase associated with this second phase is a request of 12.6%, of which approximately 8.2% is for deferred revenues and 4.4% for the investment in additional capital in 2007. Additionally, Connecticut Water agreed not to apply for a general rate increase that would become effective prior to January 1, 2010.
A final decision on this second phase is expected by the end of March 2008.
In June 2007, the State of Connecticut adopted legislation which permits regulated water companies to recapture money spent on eligible infrastructure improvements without a full rate case proceeding. The DPUC may authorize regulated water companies to use a rate adjustment mechanism, such as a Water Infrastructure and Conservation Adjustment (WICA), for eligible projects completed and in service for the benefit of the customers. Regulated water companies may only charge customers such an adjustment to the extent allowed by the DPUC based on a water company’s infrastructure assessment report, as approved by the DPUC and upon semiannual filings which reflect plant additions consistent with such report. The Company does not expect to be able to take advantage of the WICA mechanism until at least the first quarter of 2009.
In any future rate proceedings, the DPUC may authorize Connecticut Water to charge rates which the DPUC considers to be sufficient to recover the normal operating expenses and to allow Connecticut Water an opportunity to earn what the DPUC considers to be a fair and reasonable return on our invested capital.
Land Dispositions - The Company and its subsidiaries own additional parcels of land in Connecticut, which may be suitable in the future for disposition, either by sale or by donation to municipalities, other local governments or private charitable entities. These additional parcels would include Class I and II parcels previously identified for long term conservation by the Connecticut DEP, which have restrictions on development and resale based on provisions of the Connecticut General Statutes.
In previous years, the Company generated a substantial portion of its net income in land donations and sales. However, land donations are not expected to generate income at historical levels in future periods. The Company plans to continue to utilize land donations and sales in 2008 to generate income for this segment of our business.
Capital Expenditures - The Company has received approval from its Board of Directors to spend $18.4 million on capital expenditures in 2008.
NOTE 17: SUBSEQUENT EVENTS
ACQUISITIONS - On June 29, 2007, the Company announced that its principal operating subsidiary, Connecticut Water, and its unregulated subsidiary, NEWUS, have entered into definitive purchase agreements to acquire the regulated water utility assets of Eastern Connecticut Regional Water Company, Inc. (Eastern), a wholly-owned subsidiary of Birmingham Utilities, Inc. (Birmingham) and the unregulated assets of Birmingham H2O Services, Inc. (H2O). The agreements called for Connecticut Water and NEWUS to pay a combined $3.5 million for the assets
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

acquired, which had a book value of $9.9 million. On November 16, 2007, the DPUC issued a final decision approving the transactions. The transaction was completed January 16, 2008, at which point all of the former customers of Eastern became customers of Connecticut Water.
NOTE 18: QUARTERLY FINANCIAL DATA (Unaudited)
Selected quarterly financial data for the years ended December 31, 2007 and 2006 appears below:
(in thousands, except for per share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2007	2006	2007	2006	2007	2006	2007	2006

Operating Revenues	$13,162	$10,458	$14,446	$11,428	$16,951	$13,346	$14,467	$11,713
Total Utility Operating Income	2,412	1,581	2,969	2,092	5,021	3,513	2,852	339
Income from Continuing Operations	1,475	1,697	1,862	977	3,899	3,503	1,545	531
Discontinued Operations	—	19	—	6	—	215	—	3
Net Income	1,475	1,716	1,862	983	3,899	3,718	1,545	534
Basic Earnings per Common Share - Continuing Operations	0.18	0.21	0.22	0.12	0.47	0.42	0.19	0.06
Basic Earnings per Common Share - Discontinued Operations	—	—	—	—	—	0.03	—	—
Basic Earnings per Common Share	0.18	0.21	0.22	0.12	0.47	0.45	0.19	0.06
CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Exhibit
Number	Description

3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 17, 2007. (Exhibit 3.1 to Form 8-K filed on August 21, 2007).

3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.4	Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001. (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended 3/31/03).

4.1	Loan Agreement dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.12 to Form 10-K for the year ended 12/31/03).

4.2	Indenture of Trust dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.13 to Form 10-K for the year ended 12/31/03).

4.3	Loan Agreement dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.14 to Form 10-K for the year ended 12/31/03).

4.4	Indenture of Trust dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.15 to Form 10-K for the year ended 12/31/03).

4.5	Bond Purchase Agreement dated as of October 10, 2003 among Connecticut Development Authority, The Connecticut Water Company and A.G. Edwards and Sons, Inc. (Exhibit 4.16 to Form 10-K for the year ended 12/31/03).

4.6	Line of Credit Agreement dated as of March 12, 2004 between Webster Bank and Connecticut Water Service, Inc. (Exhibit 4.17 to Form 10-Q for the quarter ended 3/31/04).

4.7	Bond Purchase Agreement dated as of March 12, 2004, among The Connecticut Water Company and A.G. Edwards & Sons, Inc. (Exhibit 4.18 to Form 10-Q for the quarter ended 3/31/04).

Exhibit
Number	Description

4.8	Indenture of Trust, dated as of March 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee. (Exhibit 4.19 to Form 10-Q for the quarter ended 3/31/04).

4.9	Reimbursement and Credit Agreement, dated as of March 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island. (Exhibit 4.20 to Form 10-Q for the quarter ended 3/31/04).

4.10	Letter of Credit issued by Citizen’s Bank of Rhode Island, dated as of March 4, 2004. (Exhibit 4.21 to Form 10-Q for the quarter ended 3/31/04).

4.11	Agreement No. DWSRF 200103-C Project Loan Agreement between the State of Connecticut and Unionville Water Company under the Drinking Water State Revolving Fund (DWSRF) Program, dated as of April 19, 2004. (Exhibit 4.22 to Form 10-Q for the quarter ended 6/30/04).

4.12	Collateral Assignment of Water Service Charges and Right to Receive Water Service Expense Assessments and Security Agreement between Unionville Water Company and the State of Connecticut, dated as of June 3, 2004. (Exhibit 4.23 to Form 10-Q for the quarter ended 6/30/04).

4.13	Bond Purchase Agreement, dated September 1, 2004, among The Connecticut Water Company, Connecticut Development Authority, and A.G. Edwards & Sons, Inc. (Exhibit 4.24 to Form 10-Q for the quarter ended 9/30/04).

4.14	Indenture of Trust, dated August 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee, 2004A Series. (Exhibit 4.25 to Form 10-Q for the quarter ended 9/30/04).

4.15	Indenture of Trust, dated August 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee, 2004B Series. (Exhibit 4.26 to Form 10-Q for the quarter ended 9/30/04).

4.16	Loan Agreement, dated August 1, 2004, between The Connecticut Water Company and Connecticut Development Authority for 2004 Series. (Exhibit 4.27 to Form 10-Q for the quarter ended 9/30/04).

4.17	Loan Agreement, dated August 1, 2004, between The Connecticut Water Company and Connecticut Development Authority for 2004B Series. (Exhibit 4.28 to Form 10-Q for the quarter ended 9/30/04).

4.18	Reimbursement and Credit Agreement, dated as of August 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004A Series. (Exhibit 4.29 to Form 10-Q for the quarter ended 9/30/04).

4.19	Reimbursement and Credit Agreement, dated as of August 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004B Series. (Exhibit 4.30 to Form 10-Q for the quarter ended 9/30/04).

Exhibit
Number	Description

4.20	Letters of Credit, each dated September 2, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, with respect to each of the 2004A and 2004B Series Bonds. (Exhibit 4.31 to Form 10-Q for the quarter ended 9/30/04).

4.21	Bond Purchase Agreement, dated October 28, 2005, among The Connecticut Water Company, Connecticut Development Authority and A.G. Edwards & Sons, Inc., Connecticut Water 2005A Series. (Exhibit 4.24 to Form 10-K for the year ended 12/31/05).

4.22	Loan Agreement, dated October 1, 2005, between The Connecticut Water Company and Connecticut Development Authority, Connecticut Water 2005A Series. (Exhibit 4.25 to Form 10-K for the year ended 12/31/05).

4.23	Indenture of Trust, dated October 1, 2005, between Connecticut Development Authority and U.S. Bank National Association, as Trustee, Connecticut Water 2005A Series. (Exhibit 4.26 to Form 10-K for the year ended 12/31/05).

4.24	Insurance Agreement, dated November 30, 2005, between The Connecticut Water Company and Financial Guaranty Insurance Company, as Insurer for The Connecticut Water 2005A Series. (Exhibit 4.27 to Form 10-K for the year ended 12/31/05).

4.25	Bond Purchase Agreement, dated November 16, 2005, among The Crystal Water Company of Danielson, Connecticut Water Service, Inc., Connecticut Development Authority and A.G. Edwards & Sons, Inc., Crystal Water 2005A Series. (Exhibit 4.28 to Form 10-K for the year ended 12/31/05).

4.26	Guaranty dated as of October 1, 2005 from Connecticut Water Service, Inc. to U.S. Bank National Association, as Trustee, Crystal Water 2005A Series. (Exhibit 4.29 to Form 10-K for the year ended 12/31/05).

4.27	Loan Agreement, dated October 1, 2005, between The Crystal Water Company of Danielson and Connecticut Development Authority, Crystal Water 2005A Series. (Exhibit 4.30 to Form 10-K for the year ended 12/31/05).

4.28	Indenture of Trust, dated October 1, 2005, between Connecticut Development Authority and U.S. Bank National Association, as Trustee, Crystal Water 2005A Series. (Exhibit 4.31 to Form 10-K for the year ended 12/31/05).

4.29	Insurance Agreement, dated November 30, 2005, between The Crystal Water Company of Danielson and Financial Guaranty Insurance Company, as Insurer for the Crystal Water 2005A Series. (Exhibit 4.32 to Form 10-K for the year ended 12/31/05).

4.30	First Amendment to Reimbursement and Credit Agreement, dated as of April 28, 2006, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004A Series. (Exhibit 10.1 to Form 10-Q for the period ending 3/31/06).

Exhibit
Number	Description

4.31	First Amendment to Reimbursement and Credit Agreement, dated as of April 28, 2006, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004B Series. (Exhibit 10.2 to Form 10-Q for the period ending 3/31/06).

4.32	First Amendment to Reimbursement and Credit Agreement, dated as of April 28, 2006, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004 Series Variable Rate, due 2029. (Exhibit 10.3 to Form 10-Q for the period ending 3/31/06).

4.33*	Bond Purchase Agreement, dated December 5, 2007, among The Connecticut Water Company, Connecticut Development Authority, and Edward Jones and Company, L.P. water facilities Revenue Bonds – 2007A Series (AMT).

4.34*	Loan Agreement dated as of December 5, 2007, among The Connecticut Water Company, and Connecticut Development Authority, Water Facilities Revenue Bonds – 2007A Series (AMT).

4.35*	Indenture of Trust dated as of December 5, 2007, among The Connecticut Water Company, and Connecticut Development Authority, Water Facilities Revenue Bonds – 2007A Series (AMT).

10.1	Pension Plan Fiduciary Liability Insurance for The Connecticut Water Company Employees’ Retirement Plan and Trust, The Connecticut Water Company Tax Credit Employee Stock Ownership Plan, as Amended and Restated, Savings Plan of The Connecticut Water Company and The Connecticut Water Company VEBA Trust Fund. (Exhibit 10.1 to Registration Statement No. 2-74938).

10.2	Directors and Officers Liability and Corporation Reimbursement Insurance. (Exhibit 10.2 to Registration Statement No. 2-74938).

10.3	Directors Deferred Compensation Plan, effective as of January 1, 1980, as amended as of January 1, 2008. (Exhibit 10.7 to Form 8-K filed on January 30, 2008).

10.4	Savings Plan of The Connecticut Water Company, amended and restated effective as of October 1, 2000. (Exhibit 10.12 to Form 10-K for the year ended 12/31/01).

10.4a	Trust Agreement between Connecticut Water Company and Riggs Bank N.A., Trustee, dated as of June 1, 2002. (Exhibit 10.12.1 to Form 10-K for the year ended 12/31/03).

10.4b	Post-EGTRRA Amendment to the Savings Plan of The Connecticut Water Company, effective January 1, 2002. (Exhibit 10.12.2 to Form 10-K for the year ended 12/31/03).

10.4c	Supplemental Participation Agreement to the Savings Plan of The Connecticut Water Company between The Unionville Water Company and Connecticut Water Company, dated December 30, 2003. (Exhibit 10.12.3 to Form 10-K for the year ended 12/31/03).

Exhibit
Number	Description

10.4d	Supplemental Participation Agreement to the Savings Plan of The Connecticut Water Company between The Crystal Water Company of Danielson and Connecticut Water Company, dated December 30, 2003. (Exhibit 10.12.4 to Form 10-K for the year ended 12/31/03).

10.4e	Supplemental Participation Agreement to the Savings Plan of The Connecticut Water Company between Unionville Water Company and Connecticut Water Company, dated February 23, 2004. (Exhibit 10.12.5 to Form 10-K for the year ended 12/31/04).

10.5	The Connecticut Water Company Employees’ Retirement Plan as amended and restated as of January 1, 1997. (Exhibit 10.11 to Form 10-K for the year ended 12/31/98).

10.5a	First Amendment, dated August 16, 2000 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.1 to Form 10-K for the year ended 12/31/02).

10.5b	Second Amendment, dated November 14, 2000 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.2 to Form 10-K for the year ended 12/31/02).

10.5c	Third Amendment, dated November 14, 2001 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.3 to Form 10-K for the year ended 12/31/02).

10.5d	Fourth Amendment, dated August 14, 2002 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.4 to Form 10-K for the year ended 12/31/02).

10.5e	Fifth Amendment, dated August 14, 2002 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.5 to Form 10-K for the year ended 12/31/02).

10.5f	Sixth Amendment, dated November 10, 2003 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective November 12, 2003. (Exhibit 10.13.6 to Form 10-K for the year ended 12/31/03).

10.5g	Seventh Amendment, dated May 12, 2004 to the amended and restated Connecticut Water Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.7 to Form 10-K for the year ended 12/31/04).

10.5h*	Eighth Amendment, effective March 28, 2005, to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997.

Exhibit
Number	Description

10.5i*	Ninth Amendment, effective August 9, 2006, to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997.

10.6	November 4, 1994 Amendment to Agreement dated December 11, 1957 between The Connecticut Water Company (successor to the Thomaston Water Company) and the City of Waterbury. (Exhibit 10.16 to Form 10-K for year ended 12/31/94).

10.7	Agreement dated August 13, 1986 between The Connecticut Water Company and the Metropolitan District. (Exhibit 10.14 to Form 10-K for the year ended 12/31/86).

10.8	Report of the Commission to Study the Feasibility of Expanding the Water Supply Services of the Metropolitan District. (Exhibit 14 to Registration Statement No. 2-61843).

10.9	Bond Exchange Agreements between Connecticut Water Service, Inc., The Connecticut Water Company Bankers Life Company and Connecticut Mutual Life Insurance Company dated October 23, 1978. (Exhibit 14 to Form 10-K for the year ended 12/31/78).

10.10	Dividend Reinvestment and Common Stock Purchase Plan, amended and restated as of November 15, 2001. (Exhibit 99.1 to post-effective amendment filed on December 5, 2001 to Form S-3, Registration Statement No. 33-53211).

10.11	Contract for Supplying Bradley International Airport. (Exhibit 10.21 to Form 10-K for the year ended 12/31/84).

10.12	Report of South Windsor Task Force. (Exhibit 10.23 to Form 10-K for the year ended 12/31/87).

10.13	Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. (Exhibit 10.21 to Form 10-K for year ended 12/31/89).

10.14	1994 Performance Stock Program, as amended and restated as of April 26, 2002. (Exhibit A to Proxy Statement dated 3/19/02).

10.14a	First Amendment to The Connecticut Water Service, Inc. Performance Stock Program Amended and Restated as of April 26, 2002 (the “Plan”) dated December 1, 2005. (Exhibit 10.22a to Form 10-K for the year ended 12/31/05).

10.14b	Second Amendment to The Connecticut Water Service, Inc. Performance Stock Program Amended and Restated as of April 26, 2002 (the “Plan”) dated January 1, 2008. (Exhibit 10.5 to 8-K filed on 1/30/08).

Exhibit
Number	Description

10.15	2004 Performance Stock Program, as of April 23, 2004. (Appendix A to Proxy Statement dated 3/12/04).

10.15a	First Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 7, 2004. (Exhibit 10.23f to Form 10-K for the year ended 12/31/05).

10.15b	Second Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 1, 2008. (Exhibit 10.6 to Form 8-K filed on 1/30/08).

10.15c	Connecticut Water Service, Inc. Performance Stock Program Incentive Stock Option Grant Form. (Exhibit 10.1 to Form 10-Q for the quarter ended 9/30/04).

10.15d	Connecticut Water Service, Inc. Performance Stock Program Non-Qualified Stock Option Grant Form. (Exhibit 10.2 to Form 10-Q for the quarter ended 9/30/04).

10.15e	Restricted Stock Agreement, standard form for officers, dated December 1, 2005 (Exhibit 10.1 to Form 8-K dated 1/13/06).

10.15f	Long-Term Performance Award Agreement, standard form for officers, dated January 11, 2006 (Exhibit 10.2 to Form 8-K dated 1/13/06).

10.15g	Performance Award Agreement, standard form for officers, dated January 11, 2006 (Exhibit 10.3 to Form 8-K dated 1/13/06).

10.16	Settlement Agreement between Connecticut Water Company, Mary J. Healey, Office of Consumer Counsel of the State of Connecticut, and the Prosecutorial Staff of the DPUC, dated December 4, 2006. (Exhibit 10.1 to Form 8-K dated 12/6/06).

10.16a	Revised Settlement Agreement between Connecticut Water Company, Mary J. Healey, Office of Consumer Counsel of the State of Connecticut, and the Prosecutorial Staff of the DPUC, dated December 20, 2006. (Exhibit 99.1 to Form 8-K dated 1/18/07).

10.16b	Final Decision of the Connecticut DPUC, Docket No. 06-07-08, dated January 16, 2007. (Exhibit 99.2 to Form 8-K dated 1/18/07).

10.17	Connecticut Water Service, Inc. and Subsidiaries Employee Code of Conduct, January 1, 2007.

10.18	Asset Purchase Agreement between The Connecticut Water Company and the Eastern Connecticut Regional Water Company, Inc., dated as of June 29, 2007 (Exhibit 99.1 to Form 8-K filed on July 3, 2007).

10.19	Asset Purchase Agreement between New England Water Utility Services, Inc. and Birmingham H2O Services Inc., dated as of June 29, 2007 (Exhibit 99.2 to Form 8-K filed on July 3, 2007).

Exhibit
Number	Description

10.20	Employment agreement between The Connecticut Water Company and Connecticut Water Service, Inc. with Nicholas A. Rinaldi amended and restated as of November 5, 2007 (Exhibit 10.1 to Form 8-K dated on November 9, 2007).

10.21	Form of Amended Restated Employment Agreement with the Company’s executive officers (Exhibit 10.1 to Form 8-K filed on January 30, 2008, including:

a) Peter J. Bancroft

b) David C. Benoit

c) Kristen A. Johnson

d) Thomas R. Marston

e) Daniel J. Meaney

f) Terrance P. O’Neill

g) Nicholas A. Rinaldi

h) Eric W. Thornburg

i) Maureen P. Westbrook

10.22	Form of Amended and Restated Supplemental Executive Retirement Agreement with the Company’s executive officers (Exhibit 10.2 to Form 8-K filed on January 30, 2008), including:

a) Peter J. Bancroft

b) David C. Benoit

c) Kristen A. Johnson

d) Thomas R. Marston

e) Daniel J. Meaney

f) Terrance P. O’Neill

g) Nicholas A. Rinaldi

h) Eric W. Thornburg

i) Maureen P. Westbrook

10.23	Form of Amended and Restated Deferred Compensation Agreement with the Company’s executive officer (Exhibit 10.3 to Form 8-K filed on January 30, 2008), including:

a) Peter J. Bancroft

b) David C. Benoit

c) Kristen A. Johnson

d) Thomas R. Marston

e) Daniel J. Meaney

f) Terrance P. O’Neill

g) Nicholas A. Rinaldi

h) Eric W. Thornburg

i) Maureen P. Westbrook

Exhibit
Number	Description

10.24	Employment agreement between The Connecticut Water Company and Connecticut Water Service, Inc. with Kristen A. Johnson amended and restated as of January 24, 2008 (Exhibit 10.1 and 10.2 to Form 8-K dated on January 30, 2008).

10.25	Employment agreement between The Connecticut Water Company and Connecticut Water Service, Inc. with Thomas R. Marston amended and restated as of January 24, 2008 (Exhibit 10.1 and 10.2 to Form 8-K dated on January 30, 2008).

21*	Connecticut Water Service, Inc. Subsidiaries Listing

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32.1*	Certification of Eric W. Thornburg, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* = filed herewith

Note:	Exhibits 10.1 through 10.5i, 10.13 through 10.15g, and 10.20 through 10.25 set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTICUT WATER SERVICE, INC. Registrant
	By	/s/ Eric W. Thornburg
March 17, 2008		Eric W. Thornburg
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Connecticut Water Service, Inc. in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric W. Thornburg

Eric W. Thornburg (Principal Executive Officer)	President, Director, and Chief Executive Officer	March 17, 2008

/s/ David C. Benoit

David C. Benoit	Vice President — Finance,	March 17, 2008
(Principal Financial and Accounting Officer)	Chief Financial Officer and Treasurer

Signature	Title	Date

/s/ Mary Ann Hanley	Director	March 10, 2008

Mary Ann Hanley

/s/ Heather Hunt	Director	March 12, 2008

Heather Hunt

/s/ Mark G. Kachur	Director	March 7, 2008

Mark G. Kachur

/s/ Ronald D. Lengyel	Director	March 10, 2008

Ronald D. Lengyel

/s/ David A. Lentini	Director	March 10, 2008

David A. Lentini

/s/ Arthur C. Reeds	Director	March 8, 2008

Arthur C. Reeds

/s/ Lisa J. Thibdaue	Director	March 10, 2008

Lisa J. Thibdaue

/s/ Carol P. Wallace	Director	March 12, 2008

Carol P. Wallace

/s/ Donald B. Wilbur	Director	March 7, 2008

Donald B. Wilbur

 S-1
CONNECTICUT WATER SERVICE, INC. and SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance	Additions	Deductions	Balance
(in thousands)	Beginning	Charged to	From	End of
Description	of Year	Income	Reserves(1)	Year
Allowance for Uncollectible Accounts
Year Ended December 31, 2007	$285	$265	$198	$352

Year Ended December 31, 2006	$256	$225	$196	$285

Year Ended December 31, 2005	$212	$156	$112	$256

(1)	Amounts charged off as uncollectible after deducting recoveries.