Form 10-Q
period 2008-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2008-05-12
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2008
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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
8,410,911
Number of shares of common stock outstanding, March 31, 2008
(Includes 50,983 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Financial Report
March 31, 2008 and 2007

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
At March 31, 2008 and December 31, 2007
(Unaudited)
(In thousands)

	March 31,	December 31,
ASSETS	2008	2007

Utility Plant	$391,391	$384,421
Construction Work in Progress	3,780	1,407

	395,171	385,828
Accumulated Provision for Depreciation	(110,922)	(108,166)

Net Utility Plant	284,249	277,662

Other Property and Investments	6,629	6,652

Cash and Cash Equivalents	175	337
Restricted Cash	8,220	8,220
Accounts Receivable (Less Allowance, 2008 — $407; 2007 — $352)	5,318	6,507
Accrued Unbilled Revenues	4,582	4,545
Materials and Supplies, at Average Cost	951	987
Prepayments and Other Current Assets	4,477	2,375

Total Current Assets	23,723	22,971

Unamortized Debt Issuance Expense	7,592	7,685
Unrecovered Income Taxes	30,224	30,278
Post-retirement Benefits Other Than Pension	6,290	6,410
Goodwill	3,608	3,608
Deferred Charges and Other Costs	6,528	5,547

Total Regulatory and Other Long-Term Assets	54,242	53,528

Total Assets	$368,843	$360,813

CAPITALIZATION AND LIABILITIES

Common Stockholders’ Equity	$100,314	$100,098
Preferred Stock	772	772
Long-Term Debt	92,284	92,285

Total Capitalization	193,370	193,155

Current Portion of Long Term Debt	7	7
Interim Bank Loans Payable	12,698	6,459
Accounts Payable and Accrued Expenses	4,846	5,984
Accrued Taxes	1,430	1,316
Accrued Interest	522	810
Other Current Liabilities	135	337

Total Current Liabilities	19,638	14,913

Advances for Construction	35,869	34,583
Contributions in Aid of Construction	49,005	47,865
Deferred Federal and State Income Taxes	29,217	28,616
Unfunded Future Income Taxes	25,352	25,404
Long-Term Compensation Arrangements	14,537	14,717
Unamortized Investment Tax Credits	1,545	1,560
Other Long-Term Liabilities	310	—

Total Long-Term Liabilities	155,835	152,745

Commitments and Contingencies

Total Capitalization and Liabilities	$368,843	$360,813

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CAPITALIZATION
At March 31, 2008 and December 31, 2007
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2008	2007

Common Stockholders’ Equity
Common Stock Without Par Value Authorized — 25,000,000 Shares;	$64,886	$64,414
Shares Issued and Outstanding: 2008 — 8,410,911; 2007 — 8,376,842
Stock Issuance Expense	(1,606)	(1,606)
Retained Earnings	37,142	37,272
Accumulated Other Comprehensive (Loss) Income	(108)	18

Total Common Stockholders’ Equity	100,314	100,098

Preferrred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472

Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Long-Term Debt
The Connecticut Water Company
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,640	9,640
5.125% 1998 Series B, due 2028	7,635	7,635
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,915	14,915
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550
5.00% 2005 A Series, due 2040	14,960	14,960
5.00% 2007 A Series, due 2037	15,000	15,000

Total The Connecticut Water Company	92,200	92,200

Unregulated Secured
8.0% New London Trust, Due 2017	91	92

Total Connecticut Water Service, Inc.	92,291	92,292
Less Current Portion	(7)	(7)

Total Long-Term Debt	92,284	92,285

Total Capitalization	$193,370	$193,155

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
(In thousands, except per share amounts)

	2008	2007

Operating Revenues	$13,569	$13,162

Operating Expenses
Operation and Maintenance	7,198	7,154
Depreciation	1,596	1,577
Income Taxes	618	674
Taxes Other Than Income Taxes	1,466	1,451

Total Operating Expenses	10,878	10,856

Net Operating Revenues	2,691	2,306

Other Utility Income, Net of Taxes	121	106

Total Utility Operating Income	2,812	2,412

Other Income (Deductions), Net of Taxes Gain on Property Transactions	—	41
Non-Water Sales Earnings	190	142
Allowance for Funds Used During Construction	15	12
Other	(22)	(46)

Total Other Income, Net of Taxes	183	149

Interest and Debt Expense
Interest on Long-Term Debt	1,056	877
Other Interest Charges	135	115
Amortization of Debt Expense	99	94

Total Interest and Debt Expense	1,290	1,086

Net Income	1,705	1,475

Preferred Stock Dividend Requirement	9	9

Net Income Applicable to Common Stock	$1,696	$1,466

Weighted Average Common Shares Outstanding:
Basic	8,350	8,232
Diluted	8,401	8,250

Earnings Per Common Share:
Basic	$0.20	$0.18
Diluted	$0.20	$0.18

Dividends Per Common Share	$0.2175	$0.2150
The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Net Income Applicable to Common Stock	$1,696	$1,466

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Expense, net of tax benefit of ($80) in 2008; ($34) in 2007	(125)	(43)
Adjustment to Pension and Post-Retirement Benefits Other Than Pension, net of tax benefit of ($1) in 2008	(1)	—

Comprehensive Income	$1,570	$1,423

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
(In thousands, except per share amounts)

	2008	2007

Balance at Beginning of Period	$37,272	$35,676
Net Income Before Preferred Dividends of Parent	1,705	1,475

	38,977	37,151

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	3	3
Cumulative Preferred, Series $.90, $.225 per share	6	6
Common Stock — 2008 $.2175 per share; 2007 $.215 per share	1,826	1,769

	1,835	1,778

Balance at End of Period	$37,142	$35,373

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007
Operating Activities:
Net Income	$1,705	$1,475

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Revenues	(956)	(956)
Allowance for Funds Used During Construction	(24)	(19)
Depreciation (including $132 in 2008, $85 in 2007 charged to other accounts)	1,880	1,721
Change in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable and Accrued Unbilled Revenues	1,152	(785)
Increase in Other Current Assets	(2,044)	(1,759)
Decrease (Increase) in Other Non-Current Items	449	(106)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	(527)	796
Increase in Deferred Income Taxes and Investment Tax Credits, Net	587	190

Total Adjustments	517	(918)

Net Cash and Cash Equivalents Provided by Operating Activities	2,222	557

Investing Activities:
Company Financed Additions to Utility Plant	(3,535)	(4,256)
Refunds to Others for Construction	28	76

Net Additions to Utility Plant Used in Continuing Operations	(3,507)	(4,180)
Purchase of Eastern and H2O Services Assets	(3,500)	—
Release of Restricted Cash	—	1

Net Cash and Cash Equivalents Used in Investing Activities	(7,007)	(4,179)

Financing Activities:
Net Proceeds from Interim Bank Loans	12,698	9,080
Net Repayment of Interim Bank Loans	(6,459)	(5,250)
Proceeds from Issuance of Common Stock	245	337
Repayment of Long-Term Debt Including Current Portion	(1)	(2)
Costs Incurred to Issue Long-Term Debt and Common Stock	(5)	—
Refunds to Others for Construction	(28)	(76)
Cash Dividends Paid	(1,827)	(1,775)

Net Cash and Cash Equivalents Provided by Financing Activities	4,623	2,314

Net Decrease in Cash and Cash Equivalents	(162)	(1,308)
Cash and Cash Equivalents at Beginning of Period	337	1,377

Cash and Cash Equivalents at End of Period	$175	$69

Non-Cash Investing and Financing Activites
Non-Cash Contributed Utility Plant	$1,320	$172
Short-term Investment of Bond Proceeds Held in Restricted Cash	$8,220	$—

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$1,540	$1,512
State and Federal Income Taxes	$432	$50
The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2007.
The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.
Reclassifications
Certain reclassifications have been made to conform previously reported data to the current presentation.
2. Pension and Other Post-Retirement Benefits
The following tables set forth the components of pension and other postretirement benefit costs for the three months ended March 31, 2008 and 2007.
Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31	2008	2007
Service Cost	$306	$319
Interest Cost	465	447
Expected Return on Plan Assets	(528)	(504)
Amortization of:
Transition Obligation	1	1
Prior Service Cost	17	17
Net Loss	25	86

Net Periodic Benefit Cost	$286	$366

The Company plans to make a contribution of approximately $3,500,000 for plan year 2007 during 2008.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Other Postretirement Benefits
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31	2008	2007
Service Cost	$186	$172
Interest Cost	191	145
Expected Return on Plan Assets	(68)	(47)
Amortization of Transition Obligation	30	30
Recognized Net Loss	90	71

Net Periodic Benefit Cost	$429	$371

The Company has concluded that the postretirement welfare plan’s benefits will be considered actuarially equivalent to the benefits provided by Medicare Part D. The Company does not intend to apply for the government subsidy for postretirement prescription drug benefits, because it believes the costs associated with the administration of Medicare Part D would have outweighed the benefits received by the Company. Therefore, the impact of the subsidy on the plan’s liabilities is not reflected in the March 31, 2008 disclosure.
3. Earnings per Share
Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended March 31,	2008	2007
Common Shares Outstanding
End of Period:	8,410,911	8,304,492

Weighted Average Shares Outstanding:
Days Outstanding Basis
Basic	8,349,885	8,232,427

Diluted	8,400,868	8,250,494

Basic Earnings per Share	$0.20	$0.18
Dilutive Effect of Unexercised Stock Options	—	—

Diluted Earnings per Share	$0.20	$0.18

Total unrecognized compensation expense for all stock awards was approximately $1,270,000 as of March 31, 2008.
4. New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 provides a single definition of fair value, a framework for measuring fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007; as such we partially adopted SFAS 157 in the first quarter of 2008. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, (SFP 157-2), which delays the effective date of

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
SFAS 157 for non-financial assets and liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. We have not applied the provisions of SFAS 157 to our non-financial assets and non-financial liabilities in accordance with FSP 157-2. Please see Note 5 for additional disclosures regarding fair value.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its existing financial instruments and has not determined whether or not to elect this option for financial instruments it may acquire in the future.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how the acquiring company shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired company and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) will have on its financial position and results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (SFAS 160), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as non-controlling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 160 will have on its financial position and results of operations.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact SFAS 161 will have on its financial position and results of operations.
5. Fair Value Disclosures
The Company partially adopted SFAS 157 as of January 1, 2008, which among other things requires enhanced disclosures for assets and liabilities that are measured and reported at fair value and establishes a framework for measuring fair value. SFAS 157 applies to accounting

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
pronouncements that already require or permit fair value measures and does not require any new fair value measurements.
SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three broad levels, as follows:
Level 1 — Quoted market prices in active markets for identical assets or liabilities
Level 2 — Inputs other than Level 1 that are either directly or indirectly observable
Level 3 — Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that the Company believes market participants would use.
The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2008:

(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	$—	$160	$—
In February 2008, the FASB issued FSP No. 157-2 which allows companies to elect a one year deferral of adoption of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has elected the deferral option permitted by FSP No. 157-2 for its non-recurring non-financial assets and non-financial liabilities. Non-recurring non-financial assets and non-financial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing.
6. Segment Reporting
The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals. Financial data for the segments is as follows (in thousands):

Three Months Ended March 31, 2008
		Pre-tax	Income Tax
Segment	Revenues	Income	Expense	Net Income
Water Activities	$13,815	$2,205	$690	$1,515
Real Estate Transactions	—	—	—	—
Services and Rentals	1,067	307	117	190

Total	$14,882	$2,512	$807	$1,705

Three Months Ended March 31, 2007
		Pre-tax	Income Tax
Segment	Revenues	Income	Expense	Net Income
Water Activities	$13,390	$1,992	$700	$1,292
Real Estate Transactions	92	68	27	41
Services and Rentals	904	234	92	142

Total	$14,386	$2,294	$819	$1,475

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
The Revenues shown in Water Activities above consist of revenues from water customers of $13,569,000 and $13,162,000 for the three months ended March 31, 2008 and 2007, respectively. Additionally, there were revenues associated with utility plant leased to others of $246,000 and $228,000 for the three months ended March 31, 2008 and 2007, respectively.
Assets (by segment):

(in thousands)	March 31, 2008	December 31, 2007
Total Plant and Other Investments:
Water	$290,234	$283,641
Non-Water	644	673

	290,878	284,314

Other Assets:
Water	75,600	73,421
Non-Water	2,365	3,078

	77,965	76,499

Total Assets	$368,843	$360,813

7. Income Taxes
In June 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which became effective for the Company as of January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The reassessment of our tax positions in accordance with FIN 48 did not have an impact on our results of operations, financial condition or liquidity. From time to time, the Company is assessed interest and penalties by taxing authorities. In those cases, the charges would appear on the Other line item on the Income Statement. There were no such charges for the three month periods ended March 31, 2008 and 2007. Additionally, there were no accruals relating to interest or penalties as of March 31, 2008 and December 31, 2007. The Company remains subject to examination by federal authorities for the 2005 through 2007 tax years and by state authorities for the tax years 2003 through 2007.
The Company’s effective income tax rates for the first three months of 2008 and 2007 were 32.1% and 35.6%, respectively. The statutory income tax rates during the same periods were 39%. In determining its effective income tax rate for interim periods, the Company projects its book and tax timing differences for the complete year and reflects the expected impact on its overall effective income tax rate. The primary timing difference causing the effective rate to be lower than the statutory rate for both periods is the planned pension contribution that is greater than the SFAS 87 pension expense.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our 2007 Annual Report on Form 10-K.
Regulatory Matters and Inflation
During the three months ended March 31, 2008, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2007.
In April 2006, the DPUC approved the Company’s application to merge Unionville Water Company (Unionville) and Crystal Water Company (Crystal) into The Connecticut Water Company (Connecticut Water). The Company completed these mergers on May 31, 2006. In July 2006, the Company filed a rate application with the Connecticut Department of Utility Control (DPUC) for the newly merged Connecticut Water requesting an increase in rates of approximately $14.6 million, or 30%. On January 16, 2007, the DPUC issued its final decision and approved a Settlement Agreement; negotiated with the Office of Consumer Counsel and the DPUC’s Prosecutorial Staff; that allowed Connecticut Water an increase of revenues of approximately $10,940,000, or 22.3%. The Settlement Agreement allowed Connecticut Water to defer a portion of the approved rate increase. The Company recognized that increase through recording deferred revenues and a corresponding regulatory asset, as required by the decision. From January 1, 2007 through March 31, 2008, the Company has recorded approximately $4.8 million in deferred revenues. On January 31, 2008, the Company filed to reopen the case, a procedure required by the Settlement Agreement, to implement the second phase. In addition to the approval for the inclusion in current rates of the previously approved deferred revenues of $4.8 million, the filing included requested recovery of the costs associated with $15.5 million of additional capital investments made in 2007. This portion of the second phase of the increase (“re-opener”) was also called for in the Settlement Agreement.
The total increase associated with the re-opener was a request of 12.6%, of which approximately 8.2% is for deferred revenues and 4.4% for the investment in additional capital in 2007. Additionally, Connecticut Water agreed not to apply for a general rate increase that would become effective prior to January 1, 2010.
The final decision on the re-opener was issued on March 28, 2008. The decision allowed an increase of revenues of 11.95% or $6.7 million, effective April 1, 2008. The Company will begin to see the effects of this increase in the second quarter of 2008.
Acquisition of the assets of Eastern Connecticut Regional Water Company and Birmingham H20 Services
On January 16, 2008, the Company, through two of its wholly owned subsidiaries, Connecticut Water and New England Water Utility Services, Inc. (NEWUS), completed the acquisition of the regulated water utility assets of Eastern Connecticut Regional Water Company, Inc. (Eastern) and the unregulated assets of Birmingham H2O Services, Inc. (H20) for aggregate cash consideration of $3.5 million. Eastern brings approximately 2,300 customers in 14 Connecticut towns to the Company.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Critical Accounting Policies and Estimates
The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the DPUC to which Connecticut Water, the Company’s regulated water utility subsidiary, is subject. Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K.
Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations. The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions. The Company’s most critical accounting policies pertain to public utility regulation related to Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulations” (SFAS 71), revenue recognition, and pension plan accounting. Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There were no significant changes in the application of critical accounting policies or estimates during the first quarter of 2008. Please see Note 4 of the financial statements for newly adopted and recently announced financial standards.
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
Outlook
The following modifies and updates the “Outlook” section of the Company’s 2007 Form 10-K annual report filed on March 17, 2008.
The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels. The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at or near historical levels, customer growth in the Company’s core regulated water utility business, additional growth in revenues attributable to non-water sales operations, and the timing and adequacy of rate relief when requested, from time to time, by our regulated water company.
The Company believes that these factors and those described in detail in “Commitments and Contingencies” in Item 7 of its Annual Report on Form 10-K may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2008 and beyond. Please also review carefully the risks and uncertainties described below under the heading “Forward-Looking Information.”
Based on the Company’s current projections, the Company believes that its Net Income for the year 2008 will increase from the levels reported for 2007, primarily as a result of the second phase of Connecticut Water’s rate increase that was approved by the DPUC effective April 1, 2008.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
During 2008 and subsequent years, the ability of the Company to maintain and increase its Net Income will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the section entitled “Commitments and Contingencies” in Item 7 of the Company’s Annual Report on Form 10-K and the risks and uncertainties described in “Forward-Looking Information” sections below.
Liquidity and Capital Resources
The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of capital resources.
Interim Bank Loans Payable at March 31, 2008 were approximately $12.7 million. The Company currently maintains an aggregate of $21 million in lines of credit with three banks. During 2007, the Company increased these lines because of expected increased construction spending and recently completed acquisitions. The lines of credit have lives that range from 12 to 29 months, which expire throughout 2008 and 2009. We expect to renew the lines as they expire. Interest expense charged on interim bank loans will fluctuate based on market interest rates.
The Company offers a dividend reinvestment plan (DRIP) to all shareholders, whereby shareholders can opt to have dividends directly reinvested into additional shares of the Company. During the three months ended March 31, 2008 and 2007, the shareholders reinvested $245,000 and $248,000, respectively, as part of the DRIP.
From 1999 through 2003, the Company issued stock options to certain employees of the Company. No stock options were exercised in the three months ended March 31, 2008 and March 31, 2007.
Results of Operations
Net Income for the three months ended March 31, 2008 increased from that of the prior year by $230,000, which increased earnings per basic and diluted average common share by $0.02, to $0.20.
This increase in Net Income is broken down by business segment as follows:

			Increase/(Decrease)
Business Segment	March 31, 2008	March 31, 2007	in Income
Water Activities	$1,515,000	$1,292,000	$223,000
Real Estate Transactions	—	41,000	(41,000)
Services and Rentals	190,000	142,000	48,000

Total	$1,705,000	$1,475,000	$230,000

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of variances listed below:
•	An increase of approximately $407,000 in Operating Revenue primarily due to the acquisition of Eastern in January 2008, partially off-set by a decrease in per customer consumption. The largest driver of the increase in Operating Revenue was an increase of $318,000 in revenue from residential customers. Additionally, the Company received approximately $107,000 in “make-whole” payments from the South Central Regional Water Authority as part of the

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
agreement to acquire Eastern. Off-setting these residential revenue increases were minor decreases from commercial, industrial and public authority customers.

•	Operation and Maintenance expense increased by $44,000 primarily due to the following components:

	March 31, 2008	March 31, 2007	Increase/(Decrease)
Employee benefit costs	$1,310,000	$1,162,000	$148,000
Labor	2,755,000	2,610,000	145,000
Customer	218,000	132,000	86,000
Water treatment (including chemical costs)	402,000	378,000	24,000
Utility costs	858,000	887,000	(29,000)
Maintenance	287,000	325,000	(38,000)
Investor relations	131,000	202,000	(71,000)
Purchased water	22,000	153,000	(131,000)
Other	1,215,000	1,305,000	(90,000)

Total	$7,198,000	$7,154,000	$44,000

•	Labor and employee benefit costs increased in 2008 by a combined $293,000 due to an increase in employee levels due to the Eastern acquisition and higher medical costs associated with the Company’s health and welfare plan. Customer costs increased over the prior year primarily due to an increase in uncollectible accounts. The Company saw a decrease in investor relations costs primarily due to a decrease in expenses associated with the preparation and printing of our 2007 annual report, due to the timing of the distribution of the 2007 annual report when compared to the distribution of the 2006 annual report. The decrease in purchased water costs stemmed from a negotiated reduction in the Company’s purchased water rate from a neighboring water utility.

•	A decrease in operating income tax expense of $56,000 primarily due to a lower effective income tax rate. This lower rate is due primarily to the effect of the planned pension contribution in 2008 exceeding the expected SFAS 87 pension expense. Although circumstances were similar in 2007, the excess contribution is greater in 2008.
Commitments and Contingencies
There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2007.
19 Perry Street Litigation
Connecticut Water’s Unionville division has for many years operated a well field located at 19 Perry Street, Farmington, Connecticut, pursuant to a 99-year lease entered into in 1975 with the property owner. This well field provides approximately half of the daily water supply requirements to the customers of the Unionville division. In 2004, the original property owner ceased business operations. The property is now owned by 19 Perry Street, LLC, which obtained the property through a foreclosure proceeding. In June 2007, the new owner commenced a lawsuit in Hartford Superior Court (Housing Section), asserting that Connecticut Water is in unlawful possession of the property under several theories, including that the lease is invalid and that Connecticut Water has failed to pay rent when due. A trial before a judge was held in November

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
2007, and a decision was issued on April 30, 2008. In its decision, the Court ruled that the lease is valid. However, in deciding the parties’ contentions regarding the proper form and amount of rental payments due, the Court ruled that Connecticut Water is in breach of its obligation to pay rent on the property and therefore entered an order of eviction.
On May 5, 2008, Connecticut Water filed a timely appeal of the decision in the Connecticut Appellate Court. This appeal stays the eviction order until the Appellate Court rules on Connecticut Water’s claims that the trial court erred. At this time, the outcome of the appeal is uncertain. The Company intends, however, to maintain its use of the property to provide water to customers of its Unionville division while the appeal is pending. In addition, Connecticut Water will consider all other options with respect to its well field use of the property, including (i) negotiations with the property owner for a new lease agreement, (ii) the outright purchase of the property or (iii) the exercise of Connecticut Water’s right to take the property by initiating eminent domain proceedings under applicable law.
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
Regulated water companies, including The Connecticut Water Company, are subject to various federal and state regulatory agencies concerning water quality and environmental standards. Generally, the water industry is materially dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant. The ability to maintain our operating costs at the lowest possible level, while providing good quality water service, is beneficial to customers and stockholders. Profitability is also dependent on the timeliness of rate relief to be sought from, and granted by, the DPUC, when necessary, and numerous factors over which we have little or no control, such as the quantity of rainfall and temperature, customer demand and related conservation efforts, financing costs, energy rates, tax rates, and stock market trends which may affect the return earned on pension assets, compliance with environmental and water quality regulations and the outcome of litigation matters, including the Unionville division well field dispute. From time to time, the Company may acquire other regulated and/or unregulated water companies. Profitability on these acquisitions is often dependent on the successful integration of these companies, including the January 2008 acquisition of Eastern Connecticut Regional Water Company, Inc. and Birmingham H20 Services Inc. The profitability of our other revenue sources is subject to the amount of land we have available for sale and/or donation, the demand for the land, the continuation of the current state tax benefits relating to the donation of land for open space purposes, regulatory approval of land dispositions, the demand for telecommunications antenna site leases, and the successful extensions and expansion of our service contract work. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.
Part I, Item 3: Quantitative and Qualitative Disclosure About Market Risk
The primary market risk faced by the Company is interest rate risk. The Company has exposure to derivative financial instruments through an interest rate swap agreement. The Company has no

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
other financial instruments with significant credit risk or off-balance sheet risks and is not subject, in any material respect, to any currency or other commodity risk.
The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries and its use of the interest rate swap agreement discussed below. The Company has $21,000,000 of variable rate lines of credit with three banks, under which the interim bank loans payable at March 31, 2008 were approximately $12,700,000.
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
Part I, Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Part II, Item 1: Legal Proceedings
We are involved in various legal proceedings from time to time. Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our properties is the subject that presents a reasonable likelihood of a material adverse impact on the Company. Certain other legal proceedings that relate to specific segments of the Company’s business are discussed in Item 2, Part I, of this Form 10-Q under the heading “Commitments and Contingencies”.
Part II, Item 1A: Risk Factors
Information regarding risk factors appeared in Item 1A of Part I of our Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
No stock repurchases were made during the quarter ended March 31, 2008.
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

10.1	Asset Purchase Agreement between The Connecticut Water Company and the Eastern Connecticut Regional Water Company, Inc., dated as of June 29, 2007 (Exhibit 99.1 to Form 8-K filed on July 3, 2007).

10.2	Asset Purchase Agreement between New England Water Utility Services, Inc. and Birmingham H2O Services Inc., dated as of June 29, 2007 (Exhibit 99.2 to Form 8-K filed on July 3, 2007).

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Exhibit
Number	Description

10.3	Connecticut Department of Public Utility Control Decision on Limited Rate Case Re-opener, dated March 28, 2008 (Exhibit 99.1 to Form 8-K filed on April 3, 2008).

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32*	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)
Date: May 12, 2008	By:	/s/ David C. Benoit
David C. Benoit
Vice President — Finance and Chief Financial Officer

Date: May 12, 2008	By:	/s/ Nicholas A. Rinaldi
Nicholas A. Rinaldi
Controller