Form 10-Q
period 2008-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2008-08-08
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2008 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

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
Yes ☒                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One).

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

8,430,354

Number of shares of common stock outstanding, June 30, 2008
(Includes 48,318 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
June 30, 2008 and 2007

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
At June 30, 2008 and December 31, 2007
(Unaudited)
(In thousands)

ASSETS	June 30, 2008	December 31, 2007

Utility Plant	$394,383	$384,421
Construction Work in Progress	6,747	1,407
	401,130	385,828
Accumulated Provision for Depreciation	(112,737)	(108,166)
Net Utility Plant	288,393	277,662

Other Property and Investments	6,674	6,652

Cash and Cash Equivalents	181	337
Restricted Cash	8,361	8,220
Accounts Receivable (Less Allowance, 2008 - $452; 2007 - $352)	6,876	6,507
Accrued Unbilled Revenues	5,812	4,545
Materials and Supplies, at Average Cost	1,319	987
Prepayments and Other Current Assets	3,431	2,375
Total Current Assets	25,980	22,971

Unamortized Debt Issuance Expense	7,471	7,685
Unrecovered Income Taxes	29,411	30,278
Post-retirement Benefits Other Than Pension	6,249	6,410
Goodwill	3,608	3,608
Deferred Charges and Other Costs	6,426	5,547
Total Regulatory and Other Long-Term Assets	53,165	53,528

Total Assets	$374,212	$360,813

CAPITALIZATION AND LIABILITIES

Common Stockholders' Equity	$101,996	$100,098
Preferred Stock	772	772
Long-Term Debt	92,256	92,285
Total Capitalization	195,024	193,155

Current Portion of Long Term Debt	7	7
Interim Bank Loans Payable	14,175	6,459
Accounts Payable and Accrued Expenses	6,060	5,984
Accrued Taxes	1,123	1,316
Accrued Interest	854	810
Other Current Liabilities	276	337
Total Current Liabilities	22,495	14,913

Advances for Construction	36,851	34,583
Contributions in Aid of Construction	49,178	47,865
Deferred Federal and State Income Taxes	29,549	28,616
Unfunded Future Income Taxes	24,553	25,404
Long-Term Compensation Arrangements	14,841	14,717
Unamortized Investment Tax Credits	1,529	1,560
Other Long-Term Liabilities	192	--
Total Long-Term Liabilities	156,693	152,745

Commitments and Contingencies

Total Capitalization and Liabilities	$374,212	$360,813

The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At June 30, 2008 and December 31, 2007
(Unaudited)
(In thousands, except share data)

	June 30, 2008	December 31, 2007

Common Stockholders' Equity
Common Stock Without Par Value Authorized - 25,000,000 Shares;	$65,387	$64,414
Shares Issued and Outstanding: 2008 - 8,430,354 ; 2007 - 8,376,842
Stock Issuance Expense	(1,607)	(1,606)
Retained Earnings	38,265	37,272
Accumulated Other Comprehensive (Loss) Income	(49)	18
Total Common Stockholders' Equity	101,996	100,098

Preferrred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and
Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472
Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Long-Term Debt
The Connecticut Water Company
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,640	9,640
5.125% 1998 Series B, due 2028	7,635	7,635
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,915	14,915
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550
5.00% 2005 A Series, due 2040	14,935	14,960
5.00% 2007 A Series, due 2037	15,000	15,000
Total The Connecticut Water Company	92,175	92,200

Unregulated Secured
8.0% New London Trust, Due 2017	88	92

Total Connecticut Water Service, Inc.	92,263	92,292
Less Current Portion	(7)	(7)
Total Long-Term Debt	92,256	92,285

Total Capitalization	$195,024	$193,155

The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands, except per share amounts)

	2008	2007

Operating Revenues	$16,020	$14,446

Operating Expenses
Operation and Maintenance	8,023	7,673
Depreciation	1,523	1,576
Income Taxes	1,166	966
Taxes Other Than Income Taxes	1,481	1,393
Total Operating Expenses	12,193	11,608

Net Operating Revenues	3,827	2,838

Other Utility Income, Net of Taxes	155	131

Total Utility Operating Income	3,982	2,969

Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	204	181
Allowance for Funds Used During Construction	19	14
Other	(21)	(85)
Total Other Income, Net of Taxes	202	110

Interest and Debt Expense
Interest on Long-Term Debt	1,029	905
Other Interest Charges	105	219
Amortization of Debt Expense	99	93
Total Interest and Debt Expense	1,233	1,217

Net Income	2,951	1,862

Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$2,941	$1,852

Weighted Average Common Shares Outstanding:
Basic	8,368	8,249
Diluted	8,421	8,260

Earnings Per Common Share:
Basic	$0.35	$0.22
Diluted	$0.35	$0.22

Dividends Per Common Share	$0.2175	$0.2150

The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands, except per share amounts)

	2008	2007

Operating Revenues	$29,589	$27,608

Operating Expenses
Operation and Maintenance	15,221	14,827
Depreciation	3,119	3,153
Income Taxes	1,784	1,640
Taxes Other Than Income Taxes	2,947	2,844
Total Operating Expenses	23,071	22,464

Net Operating Revenues	6,518	5,144

Other Utility Income, Net of Taxes	276	237

Total Utility Operating Income	6,794	5,381

Other Income (Deductions), Net of Taxes
Gain on Property Transactions	--	41
Non-Water Sales Earnings	394	323
Allowance for Funds Used During Construction	34	26
Other	(43)	(131)
Total Other Income, Net of Taxes	385	259

Interest and Debt Expense
Interest on Long-Term Debt	2,085	1,782
Other Interest Charges	240	334
Amortization of Debt Expense	198	187
Total Interest and Debt Expense	2,523	2,303

Net Income	4,656	3,337

Preferred Stock Dividend Requirement	19	19
Net Income Applicable to Common Stock	$4,637	$3,318

Weighted Average Common Shares Outstanding:
Basic	8,359	8,241
Diluted	8,411	8,251

Earnings Per Common Share:
Basic	$0.55	$0.40
Diluted	$0.55	$0.40

Dividends Per Common Share	$0.4350	$0.4300

The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Net Income Applicable to Common Stock	$2,941	$1,852

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Expense,
net of tax expense of $38 in 2008; $11 in 2007	59	18
Adjustment to Pension and Post-Retirement Benefits Other
Than Pension, net of tax benefit of $0 and $1 in 2008 and 2007	--	(1)

Comprehensive Income	$3,000	$1,869

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Net Income Applicable to Common Stock	$4,637	$3,318

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Benefit,
net of tax (benefit) of ($42) in 2008; ($23) in 2007	(66)	(25)
Adjustment to Pension and Post-Retirement Benefits Other
Than Pension, net of tax benefit of $1 and $1 in 2008 and 2007	(1)	(1)

Comprehensive Income	$4,570	$3,292

The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands, except per share amounts)

	2008	2007

Balance at Beginning of Period	$37,142	$35,373
Net Income Before Preferred Dividends of Parent	2,951	1,862
	40,093	37,235

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	3	3
Cumulative Preferred, Series $.90, $.225 per share	7	7
Common Stock - 2008 $.2175 per share; 2007 $.215 per share	1,818	1,763
	1,828	1,773

Balance at End of Period	$38,265	$35,462

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands, except per share amounts)

	2008	2007

Balance at Beginning of Period	$37,272	$35,676
Net Income Before Preferred Dividends of Parent	4,656	3,337
	41,928	39,013

Dividends Declared:
Cumulative Preferred, Class A, $.40 per share	6	6
Cumulative Preferred, Series $.90, $.45 per share	13	13
Common Stock - 2008 $.435 per share; 2007 $.43 per share	3,644	3,532
	3,663	3,551

Balance at End of Period	$38,265	$35,462

The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007
Operating Activities:
Net Income	$4,656	$3,337

Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Revenues	(896)	(1,912)
Allowance for Funds Used During Construction	(56)	(49)
Depreciation (including $318 in 2008, $169 in 2007 charged to other accounts)	3,437	3,382
Change in Assets and Liabilities:
Decrease in Accounts Receivable and Accrued Unbilled Revenues	(1,637)	(1,985)
Increase in Other Current Assets	(1,507)	(841)
Decrease in Other Non-Current Items	1,003	725
(Decrease) Increase in Accounts Payable, Accrued Expenses and
Other Current Liabilities	(45)	1,598
Increase in Deferred Income Taxes and
Investment Tax Credits, Net	919	1,152
Total Adjustments	1,218	2,070
Net Cash and Cash Equivalents Provided by Operating Activities	5,874	5,407

Investing Activities:
Company Financed Additions to Utility Plant	(7,136)	(7,554)
Advances from Others for Construction	(171)	(230)
Net Additions to Utility Plant Used in Continuing Operations	(7,307)	(7,784)
Purchase of Eastern and H2O Services Assets	(3,500)	--
Release of Restricted Cash	--	1
Net Cash and Cash Equivalents Used in Investing Activities	(10,807)	(7,783)

Financing Activities:
Net Proceeds from Interim Bank Loans	14,175	9,175
Net Repayment of Interim Bank Loans	(6,459)	(5,250)
Proceeds from Issuance of Common Stock	484	593
Proceeds from the Exercise of Stock Options	90	--
Repayment of Long-Term Debt Including Current Portion	(28)	(3)
Costs Incurred to Issue Long-Term Debt and Common Stock	(1)	--
Advances from Others for Construction	171	230
Cash Dividends Paid	(3,655)	(3,555)
Net Cash and Cash Equivalents Provided by Financing Activities	4,777	1,190
Net Decrease in Cash and Cash Equivalents	(156)	(1,186)
Cash and Cash Equivalents at Beginning of Period	337	1,377
Cash and Cash Equivalents at End of Period	$181	$191

Non-Cash Investing and Financing Activites
Non-Cash Contributed Utility Plant	$2,317	$558
Short-term Investment of Bond Proceeds Held in Restricted Cash	$8,361	$--

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$2,357	$2,047
State and Federal Income Taxes	$1,410	$453

The accompanying notes are an integral part of these financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2007 and as updated in the Company’s March 31, 2008 Form 10-Q.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

Reclassifications

Certain reclassifications have been made to conform previously reported data to the current presentation.

2. Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and six months ended June 30, 2008 and 2007.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30	2008	2007	2008	2007
Service Cost	$324	$320	$630	$639
Interest Cost	488	447	953	894
Expected Return on Plan Assets	(532)	(504)	(1,060)	(1,008)
Amortization of:
Transition Obligation	--	--	1	1
Prior Service Cost	17	17	34	34
Net Loss	46	86	71	172
Net Periodic Benefit Cost	$343	$366	$629	$732

The Company plans to make a contribution of approximately $3,500,000 for plan year 2007 during the third quarter of 2008.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Other Post-Retirement Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30	2008	2007	2008	2007
Service Cost	$130	$153	$316	$325
Interest Cost	138	161	329	306
Expected Return on Plan Assets	(68)	(48)	(136)	(95)
Amortization of Transition Obligation	30	30	60	60
Recognized Net Loss	11	100	101	171
Net Periodic Benefit Cost	$241	$396	$670	$767

The Company has concluded that the post-retirement welfare plan’s benefits will be considered actuarially equivalent to the benefits provided by Medicare Part D.  The Company does not intend to apply for the government subsidy for post-retirement prescription drug benefits, because it believes the costs associated with the administration of Medicare Part D would have outweighed the benefits received by the Company.  Therefore, the impact of the subsidy on the plan’s liabilities is not reflected in the June 30, 2008 disclosure.

3. Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended June 30,	2008	2007
Common Shares Outstanding
End of Period:	8,430,354	8,312,806
Weighted Average Shares Outstanding:
Days Outstanding Basis
Basic	8,367,559	8,249,113
Diluted	8,421,149	8,259,976

Basic Earnings per Share	$0.35	$0.22
Dilutive Effect of Unexercised Stock Options	--	--
Diluted Earnings per Share	$0.35	$0.22

Six months ended June 30,
Weighted Average Shares Outstanding:
Days Outstanding Basis
Basic	8,358,722	8,240,816
Diluted	8,411,012	8,251,285

Basic Earnings per Share	$0.55	$0.40
Dilutive Effect of Unexercised Stock Options	--	--
Diluted Earnings per Share	$0.55	$0.40

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Total unrecognized compensation expense for all stock awards was approximately $1,098,000 as of June 30, 2008.

4. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157).  SFAS 157 provides a single definition of fair value, a framework for measuring fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS 157 is effective for fiscal years beginning after November 15, 2007; as such we partially adopted SFAS 157 in the first quarter of 2008.  In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, (SFP 157-2), which delays the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  We have not applied the provisions of SFAS 157 to our non-financial assets and non-financial liabilities in accordance with FSP 157-2.  Please see Note 5 for additional disclosures regarding fair value.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 was effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option for any of its existing financial instruments and has not determined whether or not to elect this option for financial instruments it may acquire in the future.

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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently assessing the impact of SFAS 161.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in preparation of financial statements presented in conformity with generally accepted accounting principles (GAAP).  SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of GAAP from the auditing standards.  The Company does not expect SFAS 162 to have a material impact on its financial condition or results of operations.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 (EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  EITF 03-6-1 states that unvested awards of share-based payments with rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share.  As a result, these participating securities will be included in the weighted average number of shares outstanding as disclosed on the face of the income statement.  EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented in financial reports after the effective date shall be adjusted retrospectively to conform to the provisions of EITF 03-6-1.  Early application is not permitted.  The Company does not expect EITF 03-6-1 to have a material impact on its reported earnings per share.

5. Fair Value Disclosures

The Company partially adopted SFAS 157 as of January 1, 2008, which among other things requires enhanced disclosures for assets and liabilities that are measured and reported at fair value and establishes a framework for measuring fair value.  SFAS 157 applies to accounting pronouncements that already require or permit fair value measures and does not require any new fair value measurements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three broad levels, as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities
Level 2 – Inputs other than Level 1 that are either directly or indirectly observable
Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that the Company believes market participants would use.

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2008:

(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	$-	$64	$-

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

6. Segment Reporting

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals.  Financial data for the segments is as follows (in thousands):

Three Months Ended June 30, 2008
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$16,259	$3,985	$1,238	$2,747
Real Estate Transactions	--	--	--	--
Service and Rentals	1,270	339	135	204
Total	$17,529	$4,324	$1,373	$2,951

Three Months Ended June 30, 2007
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$14,698	$2,604	$923	$1,681
Real Estate Transactions	--	--	--	--
Service and Rentals	1,083	298	117	181
Total	$15,781	$2,902	$1,040	$1,862

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Six Months Ended June 30, 2008
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$30,074	$6,190	$1,928	$4,262
Real Estate Transactions	--	--	--	--
Service and Rentals	2,337	646	252	394
Total	$32,411	$6,836	$2,180	$4,656

Six Months Ended June 30, 2007
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$28,088	$4,596	$1,623	$2,973
Real Estate Transactions	92	68	27	41
Service and Rentals	1,987	532	209	323
Total	$30,167	$5,196	$1,859	$3,337

The Revenues shown in Water Activities above consist of revenues from water customers of $16,020,000 and $14,446,000 for the three months ended June 30, 2008 and 2007, respectively.  Additionally, there were revenues associated with utility plant leased to others of $239,000 and $252,000 for the three months ended June 30, 2008 and 2007, respectively.  The Water Activities revenues for the six months ended June 30, 2008 and 2007 consist of revenues from water customers of $29,589,000 and $27,608,000, respectively.  Additionally, there were revenues associated with utility plant leased to others of $485,000 and $480,000 for the six months ended June 30, 2008 and 2007, respectively.

Assets by segment (in thousands):

	June 30, 2008	December 31, 2007
Total Plant and Other Investments:
Water	$294,400	$283,641
Non-Water	666	673
	295,066	284,314
Other Assets:
Water	76,124	73,421
Non-Water	3,022	3,078
	79,146	76,499
Total Assets	$374,212	$360,813

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

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

From time to time, the Company is assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  There were no such charges for the six month periods ended June 30, 2008 and 2007.  Additionally, there were no accruals relating to interest or penalties as of June 30, 2008 and December 31, 2007.  The Company remains subject to examination by federal authorities for the 2005 through 2007 tax years and by state authorities for the tax years 2003 through 2007.

The Company’s effective income tax rates for the first six months of 2008 and 2007 were 31.9% and 35.8%, respectively.  The statutory income tax rates during the same periods were 39%.  In determining its effective income tax rate for interim periods, the Company projects its book and tax timing differences for the complete year and reflects the expected impact on its overall effective income tax rate.  The primary timing difference causing the effective rate to be lower than the statutory rate for both periods is the planned pension contribution that is greater than the SFAS 87 pension expense.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our 2007 Annual Report on Form 10-K.

Regulatory Matters and Inflation

During the three months ended June 30, 2008, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2007.

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

The final decision on the re-opener was issued on March 28, 2008.  The decision allowed an increase of water rates charged to customers of 11.95% or $6.7 million, effective April 1, 2008.  The Company began to see the effects of this increase in the second quarter of 2008.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

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

Announcement of acquisition of Ellington Acres Company
On July 23, 2008, the Company announced that it had reached a definitive agreement with Ellington Acres Company (EAC) to purchase all of EAC’s outstanding stock for approximately $1.5 million.  EAC is a regulated water company serving approximately 750 customers in Ellington, Connecticut.  EAC is situated between two systems in the Company’s Northern Region that the Company had planned to interconnect.  With this acquisition, the Company will be able to interconnect the two current systems with EAC, saving the ratepayers of Connecticut Water and EAC significant capital expenditures.  The acquisition of EAC is dependent upon regulatory approval from the DPUC.  A decision is expected late in the fourth quarter of 2008 or early in the first quarter of 2009.  A copy of the stock purchase agreement is filed as an exhibit to this Form 10-Q as Exhibit 10.1.

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

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulations” (SFAS 71), revenue recognition, and pension plan accounting.  Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  There were no significant changes in the application of critical accounting policies or estimates during the first six months of 2008.  Please see Note 4 of the financial statements for newly adopted and recently announced accounting standards.

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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Outlook

The following modifies and updates the “Outlook” section of the Company’s 2007 Form 10-K annual report filed on March 17, 2008 and first quarter Form 10-Q filed on May 12, 2008.

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

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources.

As of June 30, 2008, the Company had approximately $8.4 million in restricted cash related to the issuance of the 2007 A Series Revenue Bonds, due 2037.  This amount represents cash that has not yet been spent on approved projects as part of the issuance of the debt in December 2007.  The Company expects to spend all of the restricted cash on approved projects by the end of 2008.

Interim Bank Loans Payable at June 30, 2008 were approximately $14.2 million.  The Company currently maintains an aggregate of $21 million in lines of credit with three banks.  During 2007, the Company increased these lines because of expected increased construction spending and recently completed acquisitions.  The lines of credit have lives that range from 12 to 29 months, which expire throughout 2008 and 2009.  We expect to renew the lines as they expire.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

The Company offers a dividend reinvestment plan (DRIP) to all shareholders, whereby shareholders can opt to have dividends directly reinvested into additional shares of the Company.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

During the six months ended June 30, 2008 and 2007, the shareholders reinvested $484,000 and $496,000, respectively, as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the six months ended June 30, 2008, 6,059 options were exercised resulting in approximately $90,000 in proceeds to the Company.  No stock options were exercised in the six months ended June 30, 2007.

Results of Operations

Three Months Ended June 30
Net Income for the three months ended June 30, 2008 increased from that of the prior year by $1,089,000, which increased earnings per basic and diluted average common share by $0.13, to $0.35.

This increase in Net Income is broken down by business segment as follows:

Business Segment	June 30, 2008	June 30, 2007	Increase/(Decrease)
Water Activities	$2,747,000	$1,681,000	$1,066,000
Real Estate Transactions	--	--	--
Services and Rentals	204,000	181,000	23,000
Total	$2,951,000	$1,862,000	$1,089,000

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of variances listed below:

-
An increase of approximately $1,574,000 in Operating Revenue primarily due to new rates approved by the DPUC that became effective on April 1, 2008 and the acquisition of Eastern in January 2008, partially off-set by a decrease in per-customer consumption.  The largest component of the increase in Operating Revenue was an increase of $268,000 in revenue from residential customers.  Additionally, the Company received approximately $144,000 in payments from the South Central Regional Water Authority.  In addition to these residential revenue increases, there were minor increases from commercial, industrial and public authority customers, due primarily to the rate increase effective April 1, 2008.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

-	Operation and Maintenance expense increased by $350,000 primarily due to the following components:

Expense Components	June 30, 2008	June 30, 2007	Increase/(Decrease)
Labor	$3,058,000	$2,786,000	$272,000
Customer	249,000	175,000	74,000
Outside Services	327,000	256,000	71,000
Investor Relations	205,000	134,000	71,000
Utility costs	859,000	789,000	70,000
Water treatment (including chemical costs)	453,000	406,000	47,000
Subscriptions & dues	52,000	12,000	40,000
Purchased water	281,000	452,000	(171,000)
Employee benefit costs	1,043,000	1,241,000	(198,000)
Other	1,496,000	1,422,000	74,000
Total	$8,023,000	$7,673,000	$350,000

-
Labor and employee benefit costs increased in 2008 by a net $74,000 due to an increase in employee levels due to the Eastern acquisition, regular wage increases effective as of April 1, 2008 and higher medical costs associated with the Company’s health and welfare plan, partially off-set by pension, post-retirement medical and other benefit cost decreases.  Customer costs increased over the prior year period primarily due to an increase in uncollectible accounts.  Outside services have increased primarily due to audit and information technology consulting fees, partially off-set by lower legal costs.  The Company saw an increase in investor relations costs primarily due to the timing of the distribution of the 2007 annual report when compared to the distribution of the 2006 annual report. Utility costs have increased despite the Company’s efforts to lock in lower negotiated rates from energy suppliers due to higher electric costs in the state.  The decrease in purchased water costs stemmed from a negotiated reduction in the Company’s purchased water rate from a neighboring water utility.

-
An increase in operating income tax expense of $200,000 primarily due to higher pretax income partially off-set by a lower effective income tax rate.  This lower rate is due primarily to the effect of the planned pension contribution in 2008 exceeding the expected SFAS 87 pension expense.

Six Months Ended June 30
Net Income for the six months ended June 30, 2008 increased from that of the prior year by $1,319,000, which increased earnings per basic and diluted average common share by $0.15, to $0.55.
This increase in Net Income is broken down by business segment as follows:

Business Segment	June 30, 2008	June 30, 2007	Increase/(Decrease)
Water Activities	$4,262,000	$2,973,000	$1,289,000
Real Estate Transactions	--	41,000	(41,000)
Services and Rentals	394,000	323,000	71,000
Total	$4,656,000	$3,337,000	$1,319,000

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of variances listed below:

-
An increase of approximately $1,981,000 in Operating Revenue primarily due to the acquisition of Eastern in January 2008 and new rates approved by the DPUC that became effective on April 1, 2008, partially off-set by a decrease in per-customer consumption.  The largest component of the increase in Operating Revenue was an increase of $450,000 in revenue from residential customers.  Additionally, the Company received approximately $250,000 in payments from the South Central Regional Water Authority.  In addition to these residential revenue increases, there were minor increases from commercial, industrial and public authority customers, due primarily to the rate increase effective April1, 2008.

-	Operation and Maintenance expense increased by $394,000 primarily due to the following components:

Expense Components	June 30, 2008	June 30, 2007	Increase/(Decrease)
Labor	$5,813,000	$5,396,000	$417,000
Customer	467,000	307,000	160,000
Outside services	652,000	577,000	75,000
Water treatment (including chemical costs)	855,000	784,000	71,000
Utility costs	1,717,000	1,676,000	41,000
Maintenance	747,000	782,000	(35,000)
Employee benefit costs	2,353,000	2,403,000	(50,000)
Purchased water	303,000	605,000	(302,000)
Other	2,314,000	2,297,000	17,000
Total	$15,221,000	$14,827,000	$394,000

-
Labor and employee benefit costs increased in 2008 by a net $367,000 due to an increase in employee levels due to the Eastern acquisition, regular wage increases effective as of April 1, 2008 and higher medical costs associated with the Company’s health and welfare plan.  These increases in Labor and employee benefit costs were partially off-set due to reduced pension costs and post-retirement medical costs.  Customer costs increased over the prior year primarily due to an increase in uncollectible accounts.  Outside services have increased primarily due to audit and information technology consulting fees, partially off-set by lower legal costs.  The decrease in purchased water costs stemmed from a negotiated reduction in the Company’s purchased water rate from a neighboring water utility.

-
An increase in operating income tax expense of $144,000 primarily due to higher pretax income partially off-set by a lower effective income tax rate.  This lower rate is due primarily to the effect of the planned pension contribution in 2008 exceeding the expected SFAS 87 pension expense.

Commitments and Contingencies

There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2007.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

19 Perry Street Litigation
Connecticut Water’s Unionville division has for many years operated a well field located at 19 Perry Street, Farmington, Connecticut, pursuant to a 99-year lease entered into in 1975 with the property owner.  This well field provides approximately half of the daily water supply requirements to the customers of the Unionville division.  In 2004, the original property owner ceased business operations.  The property is now owned by 19 Perry Street, LLC, which obtained the property through a foreclosure proceeding.  In June 2007, the new owner commenced a lawsuit in Hartford Superior Court (Housing Section), asserting that Connecticut Water is in unlawful possession of the property under several theories, including that the lease is invalid and that Connecticut Water has failed to pay rent when due.  A trial before a judge was held in November 2007, and a decision was issued on April 30, 2008.  In its decision, the Court ruled that the lease is valid.  However, in deciding the parties’ contentions regarding the proper form and amount of rental payments due, the Court ruled that Connecticut Water was in breach of its obligation to pay rent on the property and therefore entered an order of eviction.

On May 5, 2008, Connecticut Water filed a timely appeal of the decision in the Connecticut Appellate Court.  This appeal stays the eviction order until the Appellate Court rules on Connecticut Water’s claims that the trial court erred.  At this time, the outcome of the appeal is uncertain.  On August 5, 2008, Connecticut Water was served with a related lawsuit in which 19 Perry Street, LLC seeks the payment of back rent with respect to the property.  The Company intends  to maintain its use of the property to provide water to customers of its Unionville division while the appeal is pending.  In addition, Connecticut Water will consider all other options with respect to its well field use of the property, including (i) negotiations with the property owner for a new lease agreement, (ii) the outright purchase of the property or (iii) the exercise of Connecticut Water’s right to take the property by initiating eminent domain proceedings under applicable law.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries and its use of the interest rate swap agreement discussed below.  The Company has $21.0 million of variable rate lines of credit with three banks, under which the interim bank loans payable at June 30, 2008 were approximately $14.2 million.

During March 2004, The Connecticut Water Company entered into a five-year interest rate swap transaction in connection with the refunding of its First Mortgage Bonds (Series V).  The swap agreement provides for The Connecticut Water Company’s exchange of floating rate interest payment obligations for fixed rate interest payment obligations on a notional principal amount of $12.5 million.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in prevailing interest rates.  The Company does not enter into derivative financial contracts for trading or speculative purposes and does not use leveraged instruments.

As of June 30, 2008, the Company had $22.05 million of variable-rate debt outstanding, of which $12.5 million have been fixed by operation of the interest rate swap described above.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.1 million.

Although there can be no assurances that interest rates will not significantly change during the next twelve months, management does not believe that changes in interest rates will have a material effect on income or cash flow.

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

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No stock repurchases were made during the quarter ended June 30, 2008.

Part II, Item 4: Submission of Matters to a Vote of Security Holders

On May 15, 2008, at its annual meeting, the stockholders of Connecticut Water Service, Inc. elected the following directors to serve three-year terms expiring at the annual meeting to be held in 2011 by the following votes:

	For	Withheld
Mary Ann Hanley	20,241,457	446,289
Mark G. Karchur	20,221,827	465,919
David A. Lentini	20,211,497	476,249

Directors whose term of office continues until the 2009 annual meeting are Lisa J. Thibdaue, Carol P. Wallace, and Donald B. Wilbur.

Directors whose term of office continues until the 2010 annual meeting are Heather Hunt, Arthur C. Reeds, and Eric W. Thornburg.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The appointment of PricewaterhouseCoopers, LLP, as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2008 was ratified by the stockholders by the following vote:

	For	Withheld	Abstain
PricewaterhouseCoopers, LLP	20,417,894	183,696	86,156

Part II, Item 6: Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	By Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999. (Exhibit 3.2 to Form 10-K for the year ended 12/31/99).

3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.4	Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).

3.5
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004.  (Exhibit 3.5 to Form 10-Q for the quarter ended March 31, 2003).

10.1*	Stock Purchase Agreement, dated July 21, 2008, between The Connecticut Water Company, Ellington Acres Company, and the shareholders of EAC.

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32*	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)
Date: August 8, 2008	By: /s/ David C. Benoit David C. Benoit Vice President – Finance and Chief Financial Officer
Date: August 8, 2008	By: /s/ Nicholas A. Rinaldi Nicholas A. Rinaldi Controller