Form 10-Q
period 2008-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 2008-11-07
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

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

8,448,855

Number of shares of common stock outstanding, September 30, 2008
(Includes 48,734 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
September 30, 2008 and 2007

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
At September 30, 2008 and December 31, 2007
(Unaudited)
(In thousands)

ASSETS	September 30, 2008	December 31, 2007

Utility Plant	$402,265	$384,421
Construction Work in Progress	5,230	1,407
	407,495	385,828
Accumulated Provision for Depreciation	(114,584)	(108,166)
Net Utility Plant	292,911	277,662

Other Property and Investments	6,699	6,652

Cash and Cash Equivalents	354	337
Restricted Cash	3,399	8,220
Accounts Receivable (Less Allowance, 2008 - $393; 2007 - $352)	8,017	6,507
Accrued Unbilled Revenues	5,729	4,545
Materials and Supplies, at Average Cost	1,338	987
Prepayments and Other Current Assets	4,422	2,375
Total Current Assets	23,259	22,971

Unamortized Debt Issuance Expense	7,350	7,685
Unrecovered Income Taxes	29,308	30,278
Post-retirement Benefits Other Than Pension	5,999	6,410
Goodwill	3,608	3,608
Deferred Charges and Other Costs	5,934	5,547
Total Regulatory and Other Long-Term Assets	52,199	53,528

Total Assets	$375,068	$360,813

CAPITALIZATION AND LIABILITIES

Common Stockholders' Equity	$103,695	$100,098
Preferred Stock	772	772
Long-Term Debt	92,229	92,285
Total Capitalization	196,696	193,155

Current Portion of Long Term Debt	7	7
Interim Bank Loans Payable	15,423	6,459
Accounts Payable and Accrued Expenses	5,365	5,984
Accrued Taxes	1,397	1,316
Accrued Interest	950	810
Other Current Liabilities	390	337
Total Current Liabilities	23,532	14,913

Advances for Construction	38,309	34,583
Contributions in Aid of Construction	49,175	47,865
Deferred Federal and State Income Taxes	30,006	28,616
Unfunded Future Income Taxes	24,554	25,404
Long-Term Compensation Arrangements	11,172	14,717
Unamortized Investment Tax Credits	1,513	1,560
Other Long-Term Liabilities	111	--
Total Long-Term Liabilities	154,840	152,745

Commitments and Contingencies

Total Capitalization and Liabilities	$375,068	$360,813

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At September 30, 2008 and December 31, 2007
(Unaudited)
(In thousands, except share data)

	September 30, 2008	December 31, 2007

Common Stockholders' Equity
Common Stock Without Par Value Authorized - 25,000,000 Shares;	$66,092	$64,414
Shares Issued and Outstanding: 2008 - 8,448,855 ; 2007 - 8,376,842
Stock Issuance Expense	(1,608)	(1,606)
Retained Earnings	39,224	37,272
Accumulated Other Comprehensive (Loss) Income	(13)	18
Total Common Stockholders' Equity	103,695	100,098

Preferrred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and
Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472
Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Long-Term Debt
The Connecticut Water Company
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,635	9,640
5.125% 1998 Series B, due 2028	7,615	7,635
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,915	14,915
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550
5.00% 2005 A Series, due 2040	14,935	14,960
5.00% 2007 A Series, due 2037	15,000	15,000
Total The Connecticut Water Company	92,150	92,200

Unregulated Secured
6.39% NewAlliance Bank, Due 2017	86	92

Total Connecticut Water Service, Inc.	92,236	92,292
Less Current Portion	(7)	(7)
Total Long-Term Debt	92,229	92,285

Total Capitalization	$196,696	$193,155

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands, except per share amounts)

	2008	2007

Operating Revenues	$17,040	$16,951

Operating Expenses
Operation and Maintenance	8,528	7,464
Depreciation	1,588	1,600
Income Taxes	1,601	1,525
Taxes Other Than Income Taxes	1,491	1,478
Total Operating Expenses	13,208	12,067

Net Operating Revenues	3,832	4,884

Other Utility Income, Net of Taxes	162	137

Total Utility Operating Income	3,994	5,021

Other Income (Deductions), Net of Taxes
Gain on Property Transactions	--	20
Non-Water Sales Earnings	136	149
Allowance for Funds Used During Construction	29	25
Other	(46)	(366)
Total Other Income (Deductions), Net of Taxes	119	(172)

Interest and Debt Expense
Interest on Long-Term Debt	1,067	848
Other Interest Charges	112	9
Amortization of Debt Expense	99	93
Total Interest and Debt Expense	1,278	950

Net Income	2,835	3,899

Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$2,825	$3,889

Weighted Average Common Shares Outstanding:
Basic	8,388	8,285
Diluted	8,442	8,293

Earnings Per Common Share:
Basic	$0.34	$0.47
Diluted	$0.34	$0.47

Dividends Per Common Share	$0.2225	$0.2175

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands, except per share amounts)

	2008	2007

Operating Revenues	$46,629	$44,559

Operating Expenses
Operation and Maintenance	23,749	22,291
Depreciation	4,707	4,753
Income Taxes	3,385	3,165
Taxes Other Than Income Taxes	4,438	4,322
Total Operating Expenses	36,279	34,531

Net Operating Revenues	10,350	10,028

Other Utility Income, Net of Taxes	438	374

Total Utility Operating Income	10,788	10,402

Other Income (Deductions), Net of Taxes
Gain on Property Transactions	--	61
Non-Water Sales Earnings	530	472
Allowance for Funds Used During Construction	63	51
Other	(89)	(497)
Total Other Income, Net of Taxes	504	87

Interest and Debt Expense
Interest on Long-Term Debt	3,152	2,630
Other Interest Charges	352	343
Amortization of Debt Expense	297	280
Total Interest and Debt Expense	3,801	3,253

Net Income	7,491	7,236

Preferred Stock Dividend Requirement	29	29
Net Income Applicable to Common Stock	$7,462	$7,207

Weighted Average Common Shares Outstanding:
Basic	8,369	8,256
Diluted	8,422	8,266

Earnings Per Common Share:
Basic	$0.89	$0.87
Diluted	$0.89	$0.87

Dividends Per Common Share	$0.6575	$0.6475

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Net Income Applicable to Common Stock	$2,825	$3,889

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Expense,
net of tax expense (benefit) of $23 in 2008; $(68) in 2007	37	(107)
Adjustment to Pension and Post-Retirement Benefits Other
Than Pension, net of tax benefit of $0 and $1 in 2008 and 2007	--	(1)

Comprehensive Income	$2,862	$3,781

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Net Income Applicable to Common Stock	$7,462	$7,207

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Benefit,
net of tax (benefit) of $(19) in 2008; $(91) in 2007	(30)	(132)
Adjustment to Pension and Post-Retirement Benefits Other
Than Pension, net of tax benefit of $1 and $1 in 2008 and 2007	(1)	(2)

Comprehensive Income	$7,431	$7,073

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands, except per share amounts)

	2008	2007

Balance at Beginning of Period	$38,265	$35,462
Net Income Before Preferred Dividends of Parent	2,835	3,899
	41,100	39,361

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	3	3
Cumulative Preferred, Series $.90, $.225 per share	7	7
Common Stock - 2008 $.2225 per share; 2007 $.2175 per share	1,866	1,800
	1,876	1,810

Balance at End of Period	$39,224	$37,551

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands, except per share amounts)

	2008	2007

Balance at Beginning of Period	$37,272	$35,676
Net Income Before Preferred Dividends of Parent	7,491	7,236
	44,763	42,912

Dividends Declared:
Cumulative Preferred, Class A, $.60 per share	9	9
Cumulative Preferred, Series $.90, $.675 per share	20	20
Common Stock - 2008 $.6575 per share; 2007 $.6475 per share	5,510	5,332
	5,539	5,361

Balance at End of Period	$39,224	$37,551

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007
Operating Activities:
Net Income	$7,491	$7,236

Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Revenues	(836)	(2,867)
Allowance for Funds Used During Construction	(103)	(101)
Depreciation (including $479 in 2008, $314 in 2007 charged to other accounts)	5,186	5,067
Change in Assets and Liabilities:
Decrease in Accounts Receivable and Accrued Unbilled Revenues	(2,694)	(3,612)
Increase in Other Current Assets	(2,542)	(1,962)
(Increase) Decrease in Other Non-Current Items	(1,620)	1,007
Increase in Accounts Payable, Accrued Expenses and
Other Current Liabilities	333	2,738
Increase in Deferred Income Taxes and
Investment Tax Credits, Net	1,463	1,427
Total Adjustments	(813)	1,697
Net Cash and Cash Equivalents Provided by Operating Activities	6,678	8,933

Investing Activities:
Company Financed Additions to Utility Plant	(12,469)	(12,512)
Advances from Others for Construction	(525)	(606)
Net Additions to Utility Plant Used in Continuing Operations	(12,994)	(13,118)
Purchase of Eastern and H2O Services Assets	(3,500)	--
Release of Restricted Cash	--	1
Net Cash and Cash Equivalents Used in Investing Activities	(16,494)	(13,117)

Financing Activities:
Net Proceeds from Interim Bank Loans	15,423	11,486
Net Repayment of Interim Bank Loans	(6,459)	(5,250)
Proceeds from Issuance of Common Stock	728	911
Proceeds from the Exercise of Stock Options	218	729
Proceeds from the Issuance of Long-Term Debt	4,987	--
Repayment of Long-Term Debt Including Current Portion	(55)	(5)
Costs Incurred to Issue Long-Term Debt and Common Stock	(2)	(5)
Advances from Others for Construction	525	606
Cash Dividends Paid	(5,532)	(5,366)
Net Cash and Cash Equivalents Provided by Financing Activities	9,833	3,106
Net Increas (Decrease) in Cash and Cash Equivalents	17	(1,078)
Cash and Cash Equivalents at Beginning of Period	337	1,377
Cash and Cash Equivalents at End of Period	$354	$299

Non-Cash Investing and Financing Activites
Non-Cash Contributed Utility Plant	$3,420	$723
Short-term Investment of Bond Proceeds Held in Restricted Cash	$3,399	$--

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$3,465	$3,300
State and Federal Income Taxes	$2,773	$1,682

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2007 and as updated in the Company’s March 31, 2008 and June 30, 2008 Forms 10-Q.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

Reclassifications

Certain reclassifications have been made to conform previously reported data to the current presentation.

2. Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and nine months ended September 30, 2008 and 2007.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30	2008	2007	2008	2007
Service Cost	$314	$319	$944	$958
Interest Cost	476	447	1,429	1,341
Expected Return on Plan Assets	(530)	(504)	(1,590)	(1,512)
Amortization of:
Transition Obligation	1	1	2	2
Prior Service Cost	18	18	52	52
Net Loss	36	86	107	258
Net Periodic Benefit Cost	$315	$367	$944	$1,099

Year to date, assets in the pension plan produced a return of -13.2%.  Despite this underperformance, which is 21.2% less than its assumed return of 8%, the Company’s pension plan still remained approximately 90% funded as of September 30, 2008.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

During the third quarter of 2008, the Company made a contribution to the pension plan of $3,500,000 for the 2007 plan year.

Other Post-Retirement Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30	2008	2007	2008	2007
Service Cost	$158	$163	$474	$488
Interest Cost	164	152	493	458
Expected Return on Plan Assets	(68)	(47)	(204)	(142)
Amortization of Transition Obligation	30	30	90	90
Recognized Net Loss	51	85	152	256
Net Periodic Benefit Cost	$335	$383	$1,005	$1,150

The Company has concluded that the post-retirement welfare plan’s benefits will be considered actuarially equivalent to the benefits provided by Medicare Part D.  The Company does not intend to apply for the government subsidy for post-retirement prescription drug benefits, because it believes the costs associated with the administration of Medicare Part D would have outweighed the benefits received by the Company.  Therefore, the impact of the subsidy on the plan’s liabilities is not reflected in the September 30, 2008 disclosure.

3. Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended September 30,	2008	2007
Common Shares Outstanding
End of Period:	8,448,855	8,358,436
Weighted Average Shares Outstanding:
Days Outstanding Basis
Basic	8,388,134	8,284,883
Diluted	8,442,004	8,293,133

Basic Earnings per Share	$0.34	$0.47
Dilutive Effect of Unexercised Stock Options and Performance Shares	--	--
Diluted Earnings per Share	$0.34	$0.47

Nine Months ended September 30,
Weighted Average Shares Outstanding:
Days Outstanding Basis
Basic	8,368,598	8,255,788
Diluted	8,421,528	8,265,547

Basic Earnings per Share	$0.89	$0.87
Dilutive Effect of Unexercised Stock Options and Performance Shares	--	--
Diluted Earnings per Share	$0.89	$0.87

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Total unrecognized compensation expense for all stock awards was approximately $924,000 as of September 30, 2008 over the next four years.

4. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157).  SFAS 157 provides a single definition of fair value, a framework for measuring fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS 157 is effective for fiscal years beginning after November 15, 2007; as such we partially adopted SFAS 157 in the first quarter of 2008.  In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, (FSP No. 157-2), which delays the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  We have not applied the provisions of SFAS 157 to our non-financial assets and non-financial liabilities in accordance with FSP No. 157-2.  Please see Note 5 for additional disclosures regarding fair value.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 was effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option for any of its existing financial instruments and has not yet determined whether or not to elect this option for financial instruments it may acquire in the future.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how the acquiring company shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired company and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect that the adoption of SFAS 141(R) will have a material effect on its financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (SFAS 160), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as non-controlling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not expect that the adoption of SFAS 160 will have a material effect on its financial position and results of operations.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2008:

(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	$-	$4	$-

In February 2008, the FASB issued FSP No. 157-2 which allows companies to elect a one year deferral of adoption of SFAS 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company has elected the deferral option permitted by FSP No. 157-2 for its non-recurring non-financial assets and non-financial liabilities.  Non-recurring non-financial assets and non-financial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing.

6. Segment Reporting

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals.  Financial data for the segments is as follows (in thousands):

Three Months Ended September 30, 2008
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$17,325	$4,371	$1,672	$2,699
Real Estate Transactions	--	--	--	--
Service and Rentals	1,201	223	87	136
Total	$18,526	$4,594	$1,759	$2,835

Three Months Ended September 30, 2007
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$17,218	$5,224	$1,494	$3,730
Real Estate Transactions	--	--	(20)	20
Service and Rentals	1,210	238	89	149
Total	$18,428	$5,462	$1,563	$3,899

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2008
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$47,399	$10,561	$3,600	$6,961
Real Estate Transactions	--	--	--	--
Service and Rentals	3,538	869	339	530
Total	$50,937	$11,430	$3,939	$7,491

Nine Months Ended September 30, 2007
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$45,306	$9,820	$3,117	$6,703
Real Estate Transactions	92	68	7	61
Service and Rentals	3,197	770	298	472
Total	$48,595	$10,658	$3,422	$7,236

The Revenues shown in Water Activities above consist of revenues from water customers of $17,040,000 and $16,951,000 for the three months ended September 30, 2008 and 2007, respectively.  Additionally, there were revenues associated with utility plant leased to others of $285,000 and $267,000 for the three months ended September 30, 2008 and 2007, respectively.  The Water Activities revenues for the nine months ended September 30, 2008 and 2007 consist of revenues from water customers of $46,629,000 and $44,559,000, respectively.  Additionally, there were revenues associated with utility plant leased to others of $770,000 and $747,000 for the nine months ended September 30, 2008 and 2007, respectively.

Assets by segment (in thousands):

	September 30, 2008	December 31, 2007
Total Plant and Other Investments:
Water	$298,944	$283,641
Non-Water	666	673
	299,610	284,314
Other Assets:
Water	72,770	73,421
Non-Water	2,688	3,078
	75,458	76,499
Total Assets	$375,068	$360,813

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

From time to time, the Company is assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  There were no such charges for the nine month periods ended September 30, 2008 and 2007.  Additionally, there were no accruals relating to interest or penalties as of September 30, 2008 and December 31, 2007.  The Company remains subject to examination by federal authorities for the 2005 through 2007 tax years and by state authorities for the tax years 2003 through 2007.

The Company’s effective income tax rates for the first nine months of 2008 and 2007 were 34.5% and 32.1%, respectively.  The statutory income tax rates during the same periods were 39%.  In determining its effective income tax rate for interim periods, the Company projects its book and tax timing differences for the complete year and reflects the expected impact on its overall effective income tax rate.  The primary timing difference causing the effective rate to be lower than the statutory rate for both periods is the pension contribution that is greater than the SFAS 87 pension expense in accordance with required regulatory treatment.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our 2007 Annual Report on Form 10-K.

Regulatory Matters and Inflation

During the nine months ended September 30, 2008, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2007.

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

The total increase associated with the re-opener was a request of 12.6%, of which approximately 8.2% was for deferred revenues and 4.4% for the investment in additional capital in 2007.  Additionally, Connecticut Water agreed not to apply for a general rate increase that would become effective prior to January 1, 2010.

The final decision on the re-opener was issued on March 28, 2008.  The decision allowed an increase of water rates charged to customers of 11.95% or $6.7 million, effective April 1, 2008.  The Company began to see the effects of this increase in the second quarter of 2008.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Acquisition of the assets of Eastern Connecticut Regional Water Company and Birmingham H20 Services
On January 16, 2008, the Company, through two of its wholly owned subsidiaries, Connecticut Water and New England Water Utility Services, Inc. (NEWUS), completed the acquisition of the regulated water utility assets of Eastern Connecticut Regional Water Company, Inc. (Eastern) and the unregulated assets of Birmingham H2O Services, Inc. (H20) for aggregate cash consideration of $3.5 million.  The acquisition has added approximately 2,300 customers in 14 Connecticut towns to the Company.

Pending Acquisition of Ellington Acres Company
On July 23, 2008, the Company announced that it had reached a definitive agreement with Ellington Acres Company (EAC) to purchase all of EAC’s outstanding stock for approximately $1.5 million.  EAC is a regulated water company serving approximately 750 customers in Ellington, Connecticut.  EAC is situated between two systems in the Company’s Northern Region that the Company had planned to interconnect.  With this acquisition, the Company will be able to interconnect the two current systems with EAC, saving the ratepayers of Connecticut Water and EAC significant capital expenditures.  The acquisition of EAC is dependent upon regulatory approval from the DPUC, which began its review and approval process of the acquisition in the third quarter.  A decision from the DPUC is expected late in the fourth quarter of 2008 or early in the first quarter of 2009.

Water Infrastructure and Conservation Adjustment Filing
On October 10, 2008, the Company filed its Infrastructure Assessment Report (IAR) under the Water Infrastructure and Conservation Adjustment (WICA) Act which was passed into law in 2007.  WICA allows the Company to add a surcharge to customers’ bills, subject to DPUC approval, to reflect the replacement of certain types of aging utility plant without a full rate proceeding.  The purpose of the IAR is to clearly define the criteria for determining the priority of future replacement projects.  The first public hearing on the Company’s IAR is scheduled for January 16, 2009.  The Company expects a ruling from the DPUC on its IAR in the first quarter of 2009, after which the Company would be eligible to file for its first surcharge under WICA.

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

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulations” (SFAS 71), revenue recognition, and pension plan accounting.  Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  There were no significant changes in the application of critical accounting policies or estimates during the first nine months of 2008.  Please see Note 4 of the financial statements for newly adopted and recently announced accounting standards.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

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

Outlook

The following modifies and updates the “Outlook” section of the Company’s 2007 Annual Report on Form 10-K filed on March 17, 2008 and first and second quarterly filings on Form 10-Q filed on May 12, and August 8, 2008, respectively.

The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.  During the 2008 summer season, Connecticut experienced abnormally high rainfalls, which significantly decreased our water sales to our residential customers.  The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at or near historical levels, customer growth in the Company’s core regulated water utility business, additional growth in revenues attributable to non-water sales operations, and the timing and adequacy of rate relief when requested, from time to time, by our regulated water company.

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

The Company has three variable rate bonds with principle values totaling $22.05 million. They are secured by irrevocable direct pay letters of credit issued by a financial institution.  These bonds are currently remarketed on a weekly basis.  On October 7, 2008, the Company was notified that there was a combined remarketing failure of $2.6 million on two of these bonds.  We believe the increased volatility of the credit markets during the last several months was the primary cause.

As a result of the remarketing failure, the remarketing agent drew upon the letters of credit issued by the financial institution in the amount of $2.6 million.  These loan amounts are subject to interest rates at 5.09%, which is 100 basis points over the one month LIBOR rate. In addition, the letters of credit are reduced by the amounts of these loans, until such time as the bonds can be successfully remarketed.  As of the filing of this Form 10-Q, these bonds have yet to be remarketed and the bonds remain held by the financial institution that issued the letter of credit.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

As of September 30, 2008, the Company had approximately $3.4 million in restricted cash related to the issuance by Connecticut Water of its 2007 A Series Revenue Bonds, due 2037.  This amount represents cash that has not yet been spent on approved projects as part of the issuance of the debt in December 2007.  The Company expects to spend all of the restricted cash on approved projects by the end of 2008.

Interim Bank Loans Payable at September 30, 2008 were approximately $15.4 million.  The Company currently maintains an aggregate of $21 million in lines of credit with three banks.  During 2007, the Company increased these lines because of expected increased construction spending and recently completed acquisitions.  The largest line was renewed and increased in the fourth quarter of 2007 and does not have an expiration date.  The two other lines of credit, of which one renewed in the second quarter of 2008, the other in the third quarter of 2007, have terms of 12 and 24 months, respectively.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.  The Company is currently defining its expected 2009 capital expenditures and additional short term access to capital may be needed.  The Company is currently discussing these needs with the banks providing the existing lines of credit.  The Company also anticipates a permanent long term bond financing in 2009 or 2010.

Standard and Poor’s recently affirmed their 'A' corporate credit rating on the Company with a stable outlook. The affirmation of the corporate credit rating follows their annual review of the Company and incorporates their expectation of adequate and timely rate relief and maintenance of our current financial risk profile. The stable outlook reflects improving regulation and timely rate relief in Connecticut.

The Company offers a dividend reinvestment plan (DRIP) to all registered shareholders, whereby shareholders can opt to have dividends directly reinvested into additional shares of the Company.

During the nine months ended September 30, 2008 and 2007, shareholders reinvested $728,000 and $911,000, respectively, as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the nine months ended September 30, 2008, 11,775 options were exercised resulting in approximately $218,000 in proceeds to the Company.  For the same period in 2007, the Company received approximately $729,000 in proceeds from exercised stock options.

Results of Operations

Three Months Ended September 30
Net Income for the three months ended September 30, 2008 decreased from that of the prior year by $1,064,000, which decreased earnings per basic and diluted average common share by $0.13, to $0.34.

This decrease in Net Income is broken down by business segment as follows:

Business Segment	September 30, 2008	September 30, 2007	Increase/(Decrease)
Water Activities	$2,699,000	$3,730,000	$(1,031,000)
Real Estate Transactions	--	20,000	(20,000)
Services and Rentals	136,000	149,000	(13,000)
Total	$2,835,000	$3,899,000	$(1,064,000)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The decrease in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

-
An increase of approximately $89,000 in Operating Revenue primarily due to increased fire protection charges and revenues from its Eastern acquisition in January of 2008, which includes payments received from the South Central Regional Water Authority.  In addition, new rates approved by the DPUC that became effective April 1, 2008 also added to the increase in the third quarter. Off-setting these increases was a significant decrease in residential revenues directly related to the unusually wet weather in the third quarter of 2008 versus the same period in 2007. In the Company’s northern service area, which is its largest service area, at least a trace of rain was recorded on 43 days during the quarter, including 10 of 13 weekends, and rainfall totaled 23.95 inches. In the same period in 2007, 6.69 inches of rain were recorded, while normal rainfall is 11.8 inches. The additional rainfall led to a nearly 10 percent reduction in billed water consumption per customer for the third quarter of 2008 versus the same period in 2007.

-	Operation and Maintenance expense increased by $1,064,000 primarily due to the following components:

Expense Components	September 30, 2008	September 30, 2007	Increase/(Decrease)
Labor	$3,045,000	$2,637,000	$408,000
Water treatment (including chemical costs)	665,000	535,000	130,000
Utility costs	945,000	816,000	129,000
Outside Services	420,000	323,000	97,000
Vehicles	399,000	318,000	81,000
Maintenance	448,000	370,000	78,000
Employee benefit costs	1,209,000	1,146,000	63,000
Customer	120,000	146,000	(26,000)
Purchased water	390,000	494,000	(104,000)
Other	887,000	679,000	208,000
Total	$8,528,000	$7,464,000	$1,064,000

-
Labor costs increased in 2008 by approximately $408,000 due to an increase in employee levels due to the Eastern acquisition and regular wage increases effective as of April 1, 2008. Water treatment costs increased primarily due to an increase in the cost of key chemicals. Utility costs increased over the prior year, primarily due to an upgrade to our communication networks and higher costs for power and partially due to the acquisition of Eastern.  Outside services have increased primarily due to audit, human resources and information technology consulting fees, and higher legal costs.  Employee benefits costs increased due to higher medical and post-retirement medical costs associated with the Company’s health and welfare plan, partially off-set by pension and other benefit cost decreases.  The decrease in purchased water costs stemmed from a negotiated reduction in the Company’s purchased water rate from a neighboring water utility.

-	Despite an increase in Utility Plant, the Company saw a slight decrease in its Depreciation expense due to the amortization of the acquisition adjustment resulting from the Eastern acquisition.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Nine Months Ended September 30
Net Income for the nine months ended September 30, 2008 increased from that of the prior year by $255,000, which increased earnings per basic and diluted average common share by $0.02, to $0.89.

This increase in Net Income is broken down by business segment as follows:

Business Segment	September 30, 2008	September 30, 2007	Increase/(Decrease)
Water Activities	$6,961,000	$6,703,000	$258,000
Real Estate Transactions	--	61,000	(61,000)
Services and Rentals	530,000	472,000	58,000
Total	$7,491,000	$7,236,000	$255,000

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of variances listed below:

-
An increase of approximately $2,070,000 in Operating Revenue primarily due to increases in fire protection charges, unmetered revenues due to the acquisition of Eastern in January 2008 and payments received from the South Central Regional Water Authority.  Additionally, the Company saw modest gains in residential revenues primarily due to new rates approved by the DPUC that became effective on April 1, 2008, partially off-set by weather-related decreases in per-customer consumption.  In addition to the fire protection and residential revenue increases, there were minor increases from commercial, industrial and public authority customers, due primarily to the April 2008 rate increase.

-	Operation and Maintenance expense increased by $1,458,000 primarily due to the following components:

Expense Components	September 30, 2008	September 30, 2007	Increase/(Decrease)
Labor	$8,858,000	$8,033,000	$825,000
Water treatment (including chemical costs)	1,520,000	1,319,000	201,000
Outside services	1,072,000	900,000	172,000
Utility costs	2,662,000	2,492,000	170,000
Customer	587,000	453,000	134,000
Vehicles	1,027,000	951,000	76,000
Maintenance	1,195,000	1,152,000	43,000
Employee benefit costs	3,562,000	3,549,000	13,000
Purchased water	693,000	1,099,000	(406,000)
Other	2,573,000	2,343,000	230,000
Total	$23,749,000	$22,291,000	$1,458,000

-
Labor and employee benefit costs increased in 2008 by a combined $838,000 due to an increase in employee levels due to the Eastern acquisition, regular wage increases effective as of April 1, 2008 and higher medical costs associated with the Company’s health and welfare plan.  These increases in labor and employee benefit costs were partially off-set by reduced pension costs.  Customer costs increased over the prior year primarily due to an increase in uncollectible accounts and communication with customers, including postage.  Outside services have increased primarily due to increased audit fees, consultants related to information technology and human resources projects, and higher legal costs, partially off-set by decreased actuarial fees.  The decrease in purchased water costs stemmed from a negotiated reduction in the Company’s purchased water rate from a neighboring water utility.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

-	Despite an increase in Utility Plant, the Company saw a slight decrease in its Depreciation expense due to the amortization of the acquisition adjustment resulting from the Eastern acquisition.

-	An increase in operating income tax expense of $220,000 primarily due to higher pretax income.

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

On May 5, 2008, Connecticut Water filed a timely appeal of the decision in the Connecticut Appellate Court.  This appeal stays the eviction order until the Appellate Court rules on Connecticut Water’s claims that the trial court erred.  At this time, the outcome of the appeal is uncertain.  On August 5, 2008, Connecticut Water was served with a related lawsuit in which 19 Perry Street, LLC seeks the payment of back rent with respect to the property.  The Company intends to maintain its use of the property to provide water to customers of its Unionville division while the appeal is pending.  In addition, Connecticut Water will consider all other options with respect to its well field use of the property, including the outright purchase of the property or the exercise of Connecticut Water’s right to take the property by initiating eminent domain proceedings under applicable law.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries and its use of the interest rate swap agreement discussed below.  The Company has $21.0 million of variable rate lines of credit with three banks, under which the interim bank loans payable at September 30, 2008 were approximately $15.4 million.

During March 2004, The Connecticut Water Company entered into a five-year interest rate swap transaction in connection with the refunding of its First Mortgage Bonds (Series V).  The swap expires in March 2009.  The swap agreement provides for The Connecticut Water Company’s exchange of floating rate interest payment obligations for fixed rate interest payment obligations on a notional principal amount of $12.5 million.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in prevailing interest rates.  The Company does not enter into derivative financial contracts for trading or speculative purposes and does not use leveraged instruments.

As of September 30, 2008, the Company had $22.05 million of variable-rate debt outstanding, of which $12.5 million have been fixed by operation of the interest rate swap described above.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.1 million.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II, Item 1A: Risk Factors

Information regarding risk factors appeared in Item 1A of Part I of our Report on Form 10-K for the fiscal year ended December 31, 2007.  The following risk factors are being added to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Credit market volatility may affect our ability to refinance our existing debt, borrow funds under our existing lines of credit or incur additional debt.

The credit markets have been experiencing extreme volatility and disruption for more than 12 months.  In recent weeks, the volatility and disruption have reached unprecedented levels.  In many cases, the markets have limited credit capacity for certain issuers, and lenders have requested shorter terms.  The market for new debt financing is extremely limited and in some cases not available at all.  In addition, the markets have increased the uncertainty that lenders will be able to comply with their previous commitments.  If current levels of market disruption and volatility continue or worsen, we may not be able to refinance our existing debt when it comes due, draw upon our existing lines of credit or incur additional debt, which may require us to seek other funding sources to meet our liquidity needs or to fund our capital expenditures budget.  We cannot assure you that we will be able to obtain debt or other financing on reasonable terms, or at all.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Failure to maintain our existing credit ratings could affect our cost of funds and related margins and liquidity position

Since 2003, Standard & Poor's Ratings Services has rated our outstanding debt and has given credit ratings to us and our subsidiary The Connecticut Water Company.  Their evaluations are based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting.  On August 26, 2008, Standard & Poor's Ratings Services raised the senior unsecured rating on us to 'A' from 'A-' and affirmed the 'A' rating of the Connecticut Water Company, our subsidiary, both with an outlook of "stable".  In light of the difficulties in the financial services industry and the difficult financial markets, however, there can be no assurance that we will be able to maintain our current strong credit ratings.  Failure to do so could adversely affect our cost of funds and related margins and liquidity position.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended September 30, 2008.

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

10.1	Stock Purchase Agreement, dated July 21, 2008, between The Connecticut Water Company, Ellington Acres Company, and the shareholders of EAC. (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2008).

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32*	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)
Date: November 7, 2008	By: /s/ David C. Benoit David C. Benoit Vice President – Finance and Chief Financial Officer
Date: November 7, 2008	By: /s/ Nicholas A. Rinaldi Nicholas A. Rinaldi Controller