Form 10-K
period 2008-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2009-03-13
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-8084

Connecticut Water Service, Inc.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0739839 (I.R.S. Employer Identification No.)

93 West Main Street, Clinton, CT (Address of principal executive office)	06413 (Zip Code)

Registrant's telephone number, including area code (860) 669-8636
Registrant’s website:  www.ctwater.com

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class Common Stock, without par value	Name of each exchange on which registered The Nasdaq Stock Market, Inc.

Securities registered pursuant to Section 12 (g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer and large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2008, the aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was $186,392,551 based on the closing sale price on such date as reported on the NASDAQ.

Number of shares of Common Stock, no par value, outstanding as of March 1, 2009 was 8,417,504 excluding 75,358 common stock equivalent shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Document is Incorporated

Definitive Proxy Statement, dated March 31, 2009, for Annual Meeting of Shareholders to be held on May 13, 2009.	Part III

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

PART I

ITEM 1.  BUSINESS

The Company

The Registrant, Connecticut Water Service, Inc. (referred to as “the Company”, “we” or “our”) was incorporated in 1974, with The Connecticut Water Company (Connecticut Water) as its largest subsidiary which was organized in 1956. Connecticut Water Service, Inc. is a non-operating holding company, whose income is derived from the earnings of its four wholly-owned subsidiary companies.  In 2008, approximately 93% of the Company’s earnings from continuing operations were attributable to water activities carried out within its regulated water company, Connecticut Water.  As of December 31, 2008, Connecticut Water supplied water to 87,361 customers in 54 towns throughout Connecticut.  As a regulated water company, Connecticut Water is subject to state regulation regarding financial issues, rates, and operating issues, and to various other state and federal regulatory agencies concerning water quality and environmental standards.

In addition to its regulated utility, the Company owns three unregulated companies, two of which were active and one of which was inactive as of December 31, 2008.  In 2008, these unregulated companies, together with real estate transactions within Connecticut Water, contributed the remaining 7% of the Company’s earnings from continuing operations through real estate transactions as well as services and rentals.  The two active companies are Chester Realty, Inc., a real estate company in Connecticut; and New England Water Utility Services, Inc. (NEWUS), which provides contract water and sewer operations and other water related services.

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

Our mission is to provide high quality water service to our customers at a fair return to our shareholders while maintaining a work environment that attracts, retains and motivates our employees to achieve a high level of performance.

Our corporate headquarters are located at 93 West Main Street, Clinton, Connecticut 06413.  Our telephone number is (860) 669-8636, and our internet address is www.ctwater.com.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these documents will be made available free of charge through the “INVESTOR INFORMATION” menu of the Company’s internet website (http://www.ctwater.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The following documents are also available through the “CORPORATE GOVERNANCE” section of our website:

•	Employee Code of Conduct
•	Audit Committee Charter
•	Board of Directors Code of Conduct
•	Compensation Committee Charter
•	Corporate Governance Committee Charter
•	Amended and Restated Bylaws of Connecticut Water Service, Inc.
•	2008 Annual Meeting of Shareholders (Annual Report and Proxy)

Copies of each of the Company’s SEC filings (without exhibits) and corporate governance documents mentioned above will also be mailed to investors, upon request, by contacting the Company’s Corporate Secretary at Connecticut Water, 93 West Main Street, Clinton, CT 06413.

Our Regulated Business

On July 23, 2008, the Company announced that it had reached a definitive purchase agreement with Ellington Acres Company (Ellington Acres) to purchase all of Ellington Acres’ outstanding stock for approximately $1.5 million.  Ellington Acres is a regulated water company serving approximately 750 customers in Ellington and Somers, Connecticut, situated between two systems in the Company’s Northern Region that the Company had planned to interconnect.  The Company will be able to interconnect the two systems in the Northern Region with Ellington Acres, saving ratepayers of both Connecticut Water and Ellington Acres significant capital expenditures.  The Department of Utility Control (DPUC) approved the acquisition in December 2008 and the Company completed the transaction on January 16, 2009.  The Company expects the integration to be materially complete in the second quarter of 2009.  For more information, please refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 of the Notes to Consolidated Financial Statements.

On January 16, 2008, Connecticut Water and NEWUS acquired the regulated water utility assets of Eastern Connecticut Regional Water Company, Inc. (Eastern), a wholly-owned subsidiary of Birmingham Utilities, Inc. (Birmingham) and the unregulated assets of Birmingham H2O Services, Inc. (H2O) for $3.5 million, at which point all of the former customers of Eastern became customers of Connecticut Water.  The acquisition of Eastern added more than 2,300 residential customers residing in 14 towns across Connecticut, some only a few miles from existing Connecticut Water systems.  The operations of Birmingham have been fully integrated as of December 31, 2008.

In July 2006, the Company filed a rate application with the DPUC for Connecticut Water requesting an increase in rates of approximately $14.6 million, or 30%.  On January 16, 2007, the DPUC issued its final decision and approved a Settlement Agreement; negotiated with the Office of Consumer Counsel and the DPUC’s Prosecutorial Staff; that allowed Connecticut Water an increase in revenues of approximately $10,940,000, or 22.3%.  The Settlement Agreement allowed Connecticut Water to defer a portion of the approved rate increase, approximately $3.8 million through December 31, 2007 and $4.8 million through March 31, 2008. The Company recognized that increase through recording deferred revenues and a corresponding regulatory asset, as required by the decision.  On January 31, 2008, the Company filed to reopen the case, a procedure required by the Settlement Agreement, to implement the second phase. In addition to the approval for the inclusion in current rates of the previously approved deferred revenues of $4.8 million, the filing includes requested recovery and a return on a $15.5 million of additional capital investments made in 2007.  On March 28, 2008 an 11.95% increase was approved.  The approved rates became effective on April 1, 2008.

Our business is subject to seasonal fluctuations and weather variations.  The demand for water is generally greater during the warmer months than the cooler months due to customers’ incremental water consumption related to cooling systems and various outdoor uses such as private and public swimming pools and lawn sprinklers. Demand will vary with rainfall and temperature levels from year to year and season to season, particularly during the warmer months.

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

Costs to comply with environmental and water quality regulations are substantial.  Since the 1974 enactment of the Safe Drinking Water Act, we have spent approximately $58.2 million in constructing facilities and conducting aquifer mapping necessary to comply with the requirements of the Safe Drinking Water Act, and other federal and state regulations, of which $7.4 million was expended in the last five years.  The Company expects to spend approximately $1.2 million in 2009 on Safe Water Drinking Act projects, primarily to bring newly acquired systems up to the Company’s standards.  The Company believes that we are presently in compliance with current regulations, but the regulations are subject to change at any time.  The costs to comply with future changes in state or federal regulations, which could require us to modify existing filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.

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

The rates we charge our water customers are established under the jurisdiction of and are approved by the DPUC.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. As noted above, on March 28, 2008, the DPUC approved an increase of revenues for Connecticut Water effective April 1, 2008.  Connecticut Water’s allowed return on equity and return on rate base are 10.125% and 8.07%, respectively.

On October 10, 2008, the Company filed its Infrastructure Assessment Report (IAR) under the Water Infrastructure and Conservation Adjustment (WICA) Act which was passed into law in 2007.  WICA allows the Company to add a surcharge to customers’ bills, subject to an expedited review and approval by the DPUC, to reflect the costs of replacement of certain types of aging utility plant.  The purpose of the IAR is to clearly define the criteria for determining the priority of future replacement projects.  The first public hearing on the Company’s IAR took place on January 16, 2009.  The Company expects a decision from the DPUC on its IAR in the first quarter of 2009.  The Company does not expect to file for a surcharge under the WICA mechanism until the second quarter of 2009.  Approximately 90 days after the surcharge filing, customers would begin to see an increase in their bills.

Our Water Systems

Our water infrastructure consists of 60 noncontiguous water systems in the State of Connecticut.  Our system, in total, consists of approximately 1,500 miles of water main and reservoir storage capacity of 7.0 billion gallons. The safe, dependable yield from our 201 active wells and 18 reservoirs is approximately 50 million gallons per day.  Water sources vary among the individual systems, but overall approximately 35% of the total dependable yield comes from reservoirs and 65% from wells.

As of December 31, 2008, Connecticut Water’s 87,361 customers consumed approximately 6.9 billion gallons of water generating $61,270,000 in revenue.  We supply water, and in most cases, fire protection to all or portions of 54 towns in Connecticut.

The following table breaks down the above total figures by customer class as of December 31, 2008, 2007 and 2006:

	2008	2007	2006
Customers:
Residential	78,254	75,579	74,253
Commercial	5,646	5,532	5,485
Industrial	425	426	429
Public Authority	606	602	587
Fire Protection	1,648	1,599	1,562
Other (including non-metered accounts)	782	680	931
Total	87,361	84,418	83,247

Water Revenues (in thousands):
Residential	$37,963	$38,354	$29,067
Commercial	7,150	6,762	5,652
Industrial	1,822	1,764	1,589
Public Authority	2,027	1,924	1,507
Fire Protection	10,606	9,482	8,708
Other (including non-metered accounts)	1,702	740	422
Total	$61,270	$59,026	$46,945

Customer Water Consumption (millions of gallons):
Residential	4,954	5,186	4,933
Commercial	1,180	1,259	1,198
Industrial	396	423	424
Public Authority	365	389	363
Total	6,895	7,257	6,918

Connecticut Water owns various small, discrete parcels of land that are no longer required for water supply purposes. At December 31, 2008, this land totaled approximately 490 acres.  Over the past several years, we have been disposing of these land parcels. For more information, please refer to Segments of Our Business below.

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

Employees

As of December 31, 2008, we employed a total of 226 persons, an increase of 20 employees over December 31, 2007.  Eight of these employees were added as a result of the Birmingham acquisition.  Our employees are not covered by collective bargaining agreements.

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

Real Estate Transactions – Our Real Estate Transactions segment involves the sale or donation for income tax benefits of our real estate holdings. These transactions can be effected by any of our subsidiary companies.  During 2008, the Company did not engage in any land transactions.  Currently, the Company plans to complete one land transaction during 2009, additional information can be found on page 24 of this Form 10-K.

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

A breakdown of the net income of this segment between our regulated and unregulated companies for the past three years is as follows:

	Income (Loss) from Real Estate Transactions from Continuing Operations
	Regulated	Unregulated	Total

2008	$(160,000)	$--	$(160,000)
2007	$199,000	$(32,000)	$167,000
2006	$1,083,000	$980,000	$2,063,000

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

Linebacker® is an optional service line protection program offered by the Company to eligible residential and commercial customers through NEWUS covering the cost of repairs for leaking or broken water service lines which provide the drinking water to a customer’s home or business.  For customers who enroll in this program, the Company will repair or replace a leaking or broken water service line, curb box, curb box cover, meter pit, meter pit cover, meter pit valve plus in-home water main shut off valve before the meter.  The program does not cover non-standard items such as pressure reducing valves, booster pumps, and lawn and/or fire sprinkler protection systems.  The Linebacker® program costs $70 per year for residential customers and $96 per year for commercial customers.  The program has no deductible or limits on number or cost of leaks repaired each year.  As of December 31, 2008 and 2007, the Company had 21,670 and 21,375 customers enrolled in its Linebacker® protection program, respectively.

Some of the services listed above, including the service line protection plan, have little or no competition.  But there can be considerable competition for contract operations of large water and wastewater facilities and systems.  However, we have sought to develop a niche market by seeking to serve smaller facilities and systems in our service areas where there is less competition.  The Services and Rentals segment, while still a relatively small portion of our overall business, has grown significantly over the past five years and now provides approximately 8% of our overall net income in 2008.  Net income generated by this segment of our business was $790,000, $651,000 and $515,000 for the years 2008, 2007 and 2006, respectively.

ITEM 1A.  RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Forward Looking Information” in Item 7 below – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements.”

Because we incur significant capital expenditures annually, we depend on the rates we charge our customers.

The water utility business is capital intensive. On an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. Our ability to maintain and meet our financial objectives is dependent upon the rates we charge our customers. These rates are subject to approval by the DPUC. The Company is entitled to file rate increase requests, from time to time, to recover our investments in utility plant and expenses; however as part of our 2007 Settlement Agreement with the DPUC, we have agreed not to request rate relief that would become effective prior to January 2010. Once a rate increase petition is filed with the DPUC, the ensuing administrative and hearing process may be lengthy and costly. The timing of our future rate increase requests are dependent on the terms of our rate case decision on January 16, 2007 and also partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase to the extent approved. We can provide no assurances that any future rate increase requests will be approved by the DPUC; and, if approved, we cannot guarantee that any such rate increase requests will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.  Additionally, the DPUC may rule that a company must reduce its rates.

Under a 2007 law, the DPUC may authorize regulated water companies to use a rate adjustment mechanism, known as a Water Infrastructure and Conservation Adjustment (WICA), for eligible projects completed and in service for the benefit of the customers.  The Company has filed its IAR and expects a ruling from the DPUC on its IAR in the first quarter of 2009.  The Company does not expect to file for a surcharge under the WICA mechanism until the second quarter of 2009.  Approximately 90 days after the surcharge filing, customers would begin to see an increase in their bills.  For more information related to WICA, please refer to the “Executive Overview” found in Item 7 of this Form 10-K.

If we are unable to pay the principal and interest on our indebtedness as it comes due, or we default under certain other provisions of our loan documents, our indebtedness could be accelerated and our results of operations and financial condition could be adversely affected.

Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance.  Our performance is affected by many factors, some of which are beyond our control.  We believe that our cash generated from operations, and, if necessary, borrowing under our existing and planned credit facilities, will be sufficient to enable us to make our debt payments as they become due.  If, however, we do not generate sufficient cash, we may be required to refinance our obligations or sell additional equity, which may be on terms that are not favorable to the Company as current terms.

No assurance can be given that any refinancing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms.  In addition, our failure to comply with certain provisions contained in our trust indentures and loan agreements relating to our outstanding indebtedness could lead to a default on these documents, which could result in an acceleration of our indebtedness.

Credit market volatility may affect our ability to refinance our existing debt, borrow funds under our existing lines of credit or incur additional debt.

The credit markets have been experiencing extreme volatility and disruption for more than 12 months.  In recent months, the volatility and disruption have reached unprecedented levels.  In many cases, the markets have limited credit capacity for certain issuers, and lenders have requested shorter terms.  The market for new debt financing is limited and in some cases not available at all.  In addition, the markets have increased the uncertainty that lenders will be able to comply with their previous commitments.  If current levels of market disruption and volatility continue or worsen, we may not be able to refinance our existing debt when it comes due, draw upon our existing lines of credit or incur additional debt, which may require us to seek other funding sources to meet our liquidity needs or to fund our capital expenditures budget.  We cannot assure you that we will be able to obtain debt or other financing on reasonable terms, or at all.

Failure to maintain our existing credit ratings could affect our cost of funds and related margins and liquidity position.

Since 2003, Standard & Poor's Ratings Services has rated our outstanding debt and has given credit ratings to us and our subsidiary The Connecticut Water Company.  Their evaluations are based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting.  On August 26, 2008, Standard & Poor's Ratings Services raised the senior unsecured rating on Connecticut Water Service to 'A' from 'A-' and affirmed the 'A' rating of The Connecticut Water Company, our subsidiary, both with an outlook of "stable".  In light of the difficulties in the financial services industry and the difficult financial markets, however, there can be no assurance that we will be able to maintain our current strong credit ratings.  Failure to do so could adversely affect our cost of funds and related margins and liquidity position.

Market disruptions caused by the worldwide financial crisis could affect our ability to meet our liquidity needs at reasonable cost and our ability to meet long-term commitments, which could adversely affect our financial condition and results of operations.

We rely on our revolving credit facility and the capital markets to satisfy our liquidity needs. Further disruptions in the credit markets or further deterioration of the banking industry’s financial condition, may discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt securities in the capital markets.  The Company has received approval from its Board of Directors to increase its line of credit to $40 million from its current $21 million.  The Company expects to secure access to increased lines of credit by the end of the second quarter of 2009.

Our inability to comply with debt covenants under our credit facilities could result in prepayment obligations.

We are obligated to comply with debt covenants under some of our loan and debt agreements. Failure to comply with covenants under our credit facilities could result in an event of default, which if not cured or waived, could result in us being required to repay or finance these borrowings before their due date, could limit future borrowings, and result in cross default issues and increase borrowing costs.  The covenants are normal and customary in bank and loan agreements.  The Company was in compliance with the covenants at December 31, 2008.

Market conditions may unfavorably impact the value of our benefit plan assets and liabilities which then could require significant additional funding.

The performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations under the Company’s pension and postretirement benefit plans and could significantly impact our results of operations and financial position.  As detailed in the Notes to Consolidated Financial Statements, the Company has significant obligations in these areas and the Company holds significant assets in these trusts. These assets are subject to market fluctuations, which may affect investment returns, which may fall below the Company’s projected return rates. A decline in the market value of the pension and postretirement benefit plan assets, as was experienced in 2008, will increase the funding requirements under the Company’s pension and postretirement benefit plans if the actual asset returns do not recover these declines in value. Additionally, the Company’s pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit expense and funding requirements. Further, changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions may also increase the funding requirements of the obligations related to the pension and other postretirement benefit plans. Also, future increases in pension and other postretirement costs as a result of reduced plan assets may not be fully recoverable from our customers, and our the results of operations and financial position of the Company could be negatively affected.

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

Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. In the event that temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease and adversely affect our revenues.  In 2008, the Company’s Northern region experienced approximately double the rainfall when compared to 2007, reducing per customer residential consumption.

Declining per customer residential water usage may reduce our revenues, financial condition and results of operations in future years.

A trend of declining per customer residential water usage in Connecticut has been observed for the last several years, which we would attribute to the declining household size reported throughout the state, as well as increased water conservation, including the use of more efficient household fixtures and appliances among residential users.  Our regulated business is heavily dependent on revenue generated from rates we charge to our residential customers for the volume of water they use.  The rate we charge for our water is regulated by the DPUC and we may not unilaterally adjust our rates to reflect changes in demand.  Declining volume of residential water usage may, thus, have a negative impact on our operating revenues in the future if regulators do not reflect any usage declines in the rate setting design process.

Potential regulatory changes or drought conditions may impact our ability to serve our current and future customers’ demand for water and our financial results.

We depend on an adequate water supply to meet the present and future demands of our customers.  Changes in regulatory requirements could affect our ability to utilize existing supplies and/or secure new sources, as required.  Insufficient supplies or an interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Although not occurring in 2008, drought conditions could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers. An interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Moreover, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions, which may adversely affect our revenues and earnings.

The failure of, or the requirement to repair, upgrade or dismantle, any of our dams may adversely affect our financial condition and results of operations.

We own and operate 32 dams throughout the state of Connecticut.  While the Company maintains robust dam maintenance and inspection programs, a failure of any of those dams could result in injuries and damage to residential and/or commercial property downstream for which we may be responsible, in whole or in part.  The failure of a dam could also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition and results of operations.  Any losses or liabilities incurred due to the failure of one of our dams might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

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

An important element of our growth strategy is the acquisition and integration of water systems in order to move into new service areas and to broaden our current service areas. Connecticut Water has completed two acquisitions since the beginning of 2008 through the filing of this report on Form 10-K on March 13, 2009. The acquisitions of Birmingham’s Eastern Division and Ellington Acres water systems have increased the Company’s customer base by approximately 3,000 customers. Following these acquisitions, The Connecticut Water Company now serves more than 88,000 customers, or a population of over 300,000 people, in more than 54 Connecticut towns.  We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates. It is our intent, when practical, to integrate any businesses we acquire with our existing operations. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management's time and resources. Future acquisitions by us could result in:

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

In addition to the potential pollution of our water supply as described above, in the wake of the September 11, 2001 terrorist attacks and the ongoing threats to the nation's health and security, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. These costs may be significant. We are currently not aware of any specific threats to our facilities, operations or supplies; however, it is possible that we would not be in a position to control the outcome of terrorist events should they occur.

The accuracy of our judgments and estimates about financial and accounting matters will impact our operating results and financial condition.

We make certain estimates and judgments in preparing our financial statements regarding, among others:
•	the number of years to depreciate certain assets;
•	amounts to set aside for uncollectible accounts receivable, inventory obsolesces and uninsured losses;
•	our legal exposure and the appropriate accrual for claims, including medical and workers’ compensation claims;
•	future costs for pensions and other post-retirement benefits, and;
•	possible tax allowances.

The quality and accuracy of those estimates and judgments will have an impact on our operating results and financial condition.

In addition, we must estimate unbilled revenues and costs at the end of each accounting period.  If our estimates are not accurate, we will be required to make an adjustment in a future period.

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

The net utility plant of the Company at December 31, 2008 was solely owned by Connecticut Water.  Connecticut Water’s net utility plant balance as of December 31, 2008 was $299,233,000, over $21 million more than the balance of net utility plant as of December 31, 2007, due primarily to normal plant additions, the acquisition of Birmingham and construction spending related to WICA.

Sources of water supply owned, maintained, and operated by Connecticut Water include eighteen reservoirs and eighty-seven well fields.  In addition, Connecticut Water has agreements with various neighboring water utilities to provide water, at negotiated rates, to our water systems.  Collectively, these sources have the capacity to deliver approximately forty-eight million gallons of potable water daily to the fourteen major operating systems in the following table. In addition to the principal systems identified, Connecticut Water owns, maintains, and operates forty-six small, non-interconnected satellite and consecutive water systems that, combined have the ability to deliver about two million gallons of additional water per day to their respective systems. For some small consecutive water systems, purchased water may comprise substantially all of the total available supply of the system.  During 2008, the Company entered into a purchased water agreement with the Avon Water Company to purchase up to one million gallons of water per day, which purchases are planned to supplement the Company’s Collinsville System.  Activation of the interconnection is expected to occur in 2009 on an as needed basis.

Connecticut Water owns and operates 20 water filtration facilities, having a combined treatment capacity of approximately 29.54 million gallons per day.

The Company’s estimated available water supply, not including water purchases or non-principal systems, is as follows:

System	Estimated Available Supply (million gallons per day)
Chester System	1.69
Collinsville System	0.65
Danielson System	3.76
Gallup System	0.60
Guilford System	10.31
Naugatuck System	6.91
Northern Western System	16.37
Plainfield System	1.01
Somers System	0.28
Stafford System	1.00
Terryville System	0.94
Thomaston System	0.73
Thompson System	0.29
Unionville System	3.88
Total	48.42

As of December 31, 2008, the transmission and distribution systems of Connecticut Water consisted of approximately 1,500 miles of main.  On that date, approximately 76 percent of our mains were eight-inch diameter or larger.  Substantially all new main installations are cement-lined ductile iron pipe of eight-inch diameter or larger.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CTWS”.  Our quarterly high and low stock prices as reported by NASDAQ and the cash dividends we paid during 2008 and 2007 are listed as follows:

	Price		Dividends
Period	High	Low	Paid
2008
First Quarter	$25.48	$23.00	$.2175
Second Quarter	24.98	21.82	.2175
Third Quarter	28.95	22.28	.2225
Fourth Quarter	28.71	19.26	.2225

2007
First Quarter	$25.09	$22.52	$.2150
Second Quarter	25.00	23.62	.2150
Third Quarter	25.61	23.10	.2175
Fourth Quarter	25.15	22.40	.2175

As of March 1, 2009, there were approximately 4,000 holders of record of our common stock.

We presently intend to pay quarterly cash dividends in 2009 on March 16, June 15, September 15 and December 15, subject to our earnings and financial condition, regulatory requirements and other factors our Board of Directors may deem relevant.

The Company’s Annual Meeting of Shareholders is scheduled for May 13, 2009 in Westbrook, Connecticut.

Purchases of Equity Securities by the Company – In May 2005, the Company adopted a common stock repurchase program (Share Repurchase Program).  The Share Repurchase Program allows the Company to repurchase up to 10% of its outstanding common stock, at a price or prices that are deemed appropriate.  As of December 31, 2008, no shares have been repurchased.  Currently, the Company has no plans to repurchase shares under the Share Repurchase Program.

Performance Graph – Set forth below is a line graph comparing the cumulative total shareholder return for each of the years 2003 – 2008 on the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies in the Standard & Poor’s 500 Index and the Standard and Poor’s 500 Utility Index.

	2003	2004	2005	2006	2007	2008
Connecticut Water Service, Inc.	$100.00	$98.82	$94.53	$91.04	$97.77	$101.43
Standard & Poor’s 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
Standard & Poor’s 500 Utilities Index	100.00	124.28	145.21	175.69	209.73	148.95

(Source:  Standard & Poor’s Institutional Market Service)

ITEM 6. SELECTED FINANCIAL INFORMATION

SUPPLEMENTAL INFORMATION (Unaudited)

SELECTED FINANCIAL DATA

Years Ended December 31, (thousands of dollars except per share
amounts and where otherwise indicated)	2008	2007	2006	2005	2004
CONSOLIDATED STATEMENTS OF INCOME
Continuing Operations
Operating Revenues	$61,270	$59,026	$46,945	$47,453	$46,008
Operating Expenses	$47,874	$46,324	$39,962	$37,486	$35,487
Other Utility Income, Net of Taxes	$579	$552	$542	$571	$520
Total Utility Operating Income	$13,975	$13,254	$7,525	$10,538	$11,041
Interest and Debt Expense	$5,198	$4,411	$4,461	$3,583	$3,451
Income from Continuing Operations	$9,424	$8,781	$6,708	$7,166	$9,163
Cash Common Stock Dividends Paid	$7,373	$7,146	$7,014	$6,773	$6,641
Dividend Payout Ratio from Continuing Operations	78%	81%	105%	95%	72%
Weighted Average Common Shares Outstanding	8,377,428	8,270,494	8,187,801	8,094,346	7,999,318
Basic Earnings Per Common Share from Continuing Operations	$1.12	$1.06	$0.81	$0.89	$1.15
Number of Shares Outstanding at Year End	8,463,269	8,376,842	8,270,394	8,169,627	8,035,199
ROE on Year End Common Equity	9.1%	8.8%	7.0%	7.6%	10.4%
Declared Common Dividends Per Share	$0.880	$0.865	$0.855	$0.845	$0.835

CONSOLIDATED BALANCE SHEET
Common Stockholders' Equity	$103,476	$100,098	$95,938	$94,076	$87,865
Long-Term Debt (Consolidated, Excluding Current Maturities)	92,227	92,285	77,347	77,404	66,399
Preferred Stock	772	772	772	847	847
Total Capitalization	$196,475	$193,155	$174,057	$172,327	$155,111
Stockholders' Equity (Includes Preferred Stock)	53%	52%	56%	55%	57%
Long-Term Debt	47%	48%	44%	45%	43%
Net Utility Plant	$299,233	$277,662	$263,187	$247,703	$241,776
Total Assets	$372,431	$360,813	$328,140	$306,035	$290,940
Book Value - Per Common Share	$12.23	$11.95	$11.60	$11.52	$10.94

OPERATING REVENUES BY
REVENUE CLASS
Residential	$37,963	$38,354	$29,067	$29,980	$28,974
Commercial	7,150	6,762	5,652	5,619	5,479
Industrial	1,822	1,764	1,589	1,538	1,635
Public Authority	2,027	1,924	1,507	1,625	1,430
Fire Protection	10,606	9,482	8,708	8,267	8,087
Other (Including Non-Metered Accounts)	1,702	740	422	424	403
Total Operating Revenues	$61,270	$59,026	$46,945	$47,453	$46,008

Number of Customers (Average)	87,028	84,023	82,552	81,211	87,259
Billed Consumption (Millions of Gallons)	6,895	7,257	6,918	7,276	7,801
Number of Employees	226	206	200	191	193

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

In 2008, approximately 93% of the Company earnings from continuing operations were attributable to the water activities of its largest subsidiary, Connecticut Water, a regulated water utility with 87,361 customers throughout 54 Connecticut towns, as of December 31, 2008.  The rates charged for service by Connecticut Water are subject to review and approval by the Connecticut Department of Public Utility Control (DPUC).

In the mid 1990’s, Connecticut Water made a conscious decision to minimize its reliance on rate increase requests to drive its financial performance.  Instead, it relied upon unregulated operations and cost containment to grow the earnings of the Company without seeking higher rates.  After a successful extended period of meeting these objectives, it became clear in 2006 that a rate increase was needed to continue to provide shareholder value through increased earnings.  The Company decided to return to the more traditional model of recurring rate increase filings to efficiently collect its cost of both annual expenses and its investment in the infrastructure of the regulated business.  In 2006, the Connecticut Water communicated to its customers, regulators and shareholders that it expected to seek rate relief on a more recurring basis for amounts less than the 30% that was requested in the 2006 filing.  Currently, the Company is precluded from increasing its customers’ base rates prior to January 1, 2010.  The Company has not determined when it will file for its next general rate increase.

Over the next twenty years, the Environmental Protection Agency expects water companies to spend over $275 billion in infrastructure costs nationwide to ensure compliance with existing and future water regulations.  Recognizing the importance of timely infrastructure replacement and improvement, the Company, along with other investor-owned regulated water companies in the state, campaigned for the passage of the Water Infrastructure and Conservation Adjustment (WICA) Act in the Connecticut General Assembly in 2007.  WICA allows the Company to add a surcharge to customers’ bills, subject to an expedited review and approval by the DPUC and no more than twice a year, to reflect the replacement of certain types of aging utility plant; principally water mains, meters, service lines and water conservation related investments.  The Company, however, does not expect to be able to file for a surcharge under the WICA mechanism until the second quarter of 2009.

The passage of the WICA legislation will help augment the Company’s current strategy of seeking to collect its costs of operating the regulated utility on a timely basis through a mechanism even more efficient than a general rate filing with the DPUC.  The use of WICA will help to eliminate the regulatory lag from the time the Company invests in infrastructure replacement, or certain qualified new, plant and when it can begin to recover that investment in the rates charged to customers.  In October 2008, the Company filed with the DPUC its Infrastructure Assessment Report (IAR) required under the WICA legislation.  The purpose of the IAR is to clearly define the criteria for determining the priority of future replacement projects.  The first public hearing on the Company’s IAR was held on January 16, 2008.  The Company expects a ruling on its IAR from the DPUC in the first quarter of 2009, after which the Company would be eligible to file for its first surcharge under WICA.  Approximately 90 days after the surcharge filing, customers would begin to see an increase in their bills.

The Company has and will continue to focus on minimizing operating costs that are passed along to its customers without sacrificing the quality service it values and the customers demand.  At the same time, the Company will continue to employ its current strategy of timely collection of appropriate costs and a fair rate of return for its shareholders through appropriate rates for its regulated water service.

Following our successful acquisition and integration of the water utility assets of Eastern Connecticut Regional Water Company (Eastern), which added over 2,300 customers, the Company announced on July 23, 2008 that it had reached a definitive purchase agreement with Ellington Acres Company (Ellington Acres) to purchase all of Ellington Acres’ outstanding stock for approximately $1.5 million.  Ellington Acres is a regulated water company serving approximately 750 customers in Ellington and Somers, Connecticut, situated between two systems in the Company’s Northern Region that the Company had planned to interconnect.  The Company will be able to interconnect the two systems in the Northern Region with Ellington Acres, saving ratepayers of both Connecticut Water and Ellington Acres significant capital expenditures.  The DPUC approved the acquisition in December 2008 and the Company completed the transaction on January 16, 2009.

In 2009 and beyond, the Company will continue to look for acquisition candidates that we would easily be able to “tuck-in” to existing service territories, as well as possible acquisitions outside of our service territories, including outside the State of Connecticut.  Additionally, the Company plans to continue its efforts to tie-in private well owners whose homes are in close proximity to our mains.  In 2008, Connecticut Water added 89 private well owners in our existing service territories.  Lastly, the Company will continue to work with developers to encourage public water use for new residential construction within Connecticut Water’s service areas.

While the Company plans to file timely rate cases, continue to make acquisitions and, in the future, utilize the WICA adjustment to increase its earnings through its regulated subsidiary, it will also look to NEWUS to increase its earnings in the unregulated business.  As part of the Company’s January 2008 acquisition of Eastern, NEWUS acquired the operation and maintenance contracts of Birmingham H2O Services Inc., an unregulated business of Birmingham that has nearly 50 contracts for unregulated water systems in eastern Connecticut, totaling approximately $500,000 in annual revenues.  The Company will continue to seek out maintenance and service contracts with new customers and renew existing contracts that have proven to be beneficial to the Company, as well as to continue the expansion of the Linebacker® program.

In 2008, the Company entered into negotiations with the town of Windsor Locks, Connecticut to sell a conservation easement on a well field property no longer needed as a source of supply for $2.16 million. Windsor Locks was awarded a grant from the Connecticut Department of Environmental Protection to assist in purchasing the conservation easement in order to permanently protect the approximate 200-acre property from development and guarantee public access to the land for passive recreation.  The Purchase and Sale Agreement between the Company and the Town has not been executed as of the date of this filing.  The Company expects to file an application with the DPUC and will submit the draft agreement and the form of Conservation Easement to the DPUC in March 2009.  DPUC approval is expected in the second half of 2009.  Subject to successful receipt of DPUC approval, and of final authorization for the town to proceed with the transaction, the Company expects the transaction to be completed in 2009.  If the transaction closes, the Company estimates that it will generate approximately $1.0 million in net income in the Real Estate segment.  The Company currently has no other specific plans for land transactions in 2009 and beyond.

Regulatory Matters and Inflation

The Company, like all other businesses, is affected by inflation, most notably by the continually increasing costs required to maintain, improve, and expand its service capabilities.  The cumulative effect of inflation over time results in significantly higher operating costs and facility replacement costs, which must be recovered from future cash flows.

Connecticut Water’s ability to recover its increased expenses and/or investment in utility plant is dependent on the rates we charge our customers.  Changes to these rates must be approved by the DPUC through formal rate proceedings.  Due to the subjectivity of certain items involved in the process of establishing rates such as customer usage, future customer growth, inflation, and allowed return on investment, we have no assurance that we will be able to raise our rates to a level we consider appropriate, or to raise rates at all, through any future rate proceeding.

Connecticut Water is also subject to environmental and water quality regulations, which are continually modified and refined to ensure the safety of the Company’s water sources and, ultimately, the public’s health.  Costs to comply with environmental and water quality regulations are substantial.  The costs to comply with future changes in state or federal regulations, which could require us to modify current filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.  While there can be no guarantee that all expenditures related to increased regulation will be recoverable in rate proceedings, the Company believes that the regulatory environment in Connecticut would allow prudent expenditures to be recovered in rates.  To date, the Company has never had any costs associated with water quality and environmental spending refused in a general rate proceeding.  The Company believes that it is in compliance with current regulations, but the regulations are subject to change at any time.  During 2008, the Company incurred approximately $0.6 million in capital expenditures on Safe Drinking Water Act projects.  The Company expects to spend approximately $1.2 million on Safe Water Drinking Act projects in 2009, primarily to bring newly acquired systems up to the Company’s standards.

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

Public Utility Regulation – Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71), requires cost-based, rate-regulated enterprises such as Connecticut Water to reflect the impact of regulatory decisions in their financial statements.  The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which costs would be charged to expense by an unregulated enterprise.  The balance sheet includes regulatory assets and liabilities as appropriate, primarily related to income taxes and post-retirement benefit costs.  The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of SFAS 71.  Material regulatory assets, other than deferred revenue, are earning a return.

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

Employee Benefit Plan Accounting – Management evaluates the appropriateness of the discount rate through the modeling of a bond portfolio which approximates the pension and postretirement plan liabilities.  Management further considers rates of high quality corporate bonds of approximate maturities as published by nationally recognized rating agencies consistent with the duration of the Company’s pension and postretirement plans.

The discount rate assumption we use to value our pension and postretirement benefit obligations has a material impact on the amount of expense we record in a given period. Our 2008 and 2007 pension and postretirement expense was calculated using assumed discount rates of 6.30% and 5.75%, respectively. In 2009, our pension and postretirement expense will be calculated using an assumed discount rate of 6.25% and 6.20%, respectively.  The following table shows how much a one percent change in our assumed discount rate would have changed our reported 2008 pension and postretirement expense:

	Increase (Decrease) in Pension Expense	Increase (Decrease) in Postretirement Expense
1% Increase in the discount rate	$(317,000)	$(210,000)
1% Decrease in the discount rate	$366,000	$254,000

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

The Company believes that the factors described above and those described in detail below under the heading “Commitments and Contingencies” may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2009 and beyond.  Please also review carefully the risks and uncertainties described in Item 1A – Risk Factors and those described below under the heading “Forward Looking Information”.

Based on the Company’s current projections, assuming normal weather patterns and appropriate regulatory treatment on recovery of infrastructure improvement, and the completion of the Windsor Locks land sale, the Company believes that its Net Income from Continuing Operations for the year 2009 will increase from the levels reported for 2008, primarily as a result of the second phase of the rate increase which was approved by the DPUC in March 2008.  During 2009 and subsequent years, the ability of the Company to maintain and increase its Net Income from Continuing Operations will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the section entitled “Commitments and Contingencies” and the risks and uncertainties described in “Forward Looking Information” and Item 1A – Risk Factors.

FINANCIAL CONDITION
Liquidity and Capital Resources

The Company has three variable rate bonds with principle values totaling $22.05 million. They are secured by irrevocable direct pay letters of credit issued by a financial institution.  These bonds are currently remarketed on a weekly basis.  On October 7, 2008, the Company was notified that there was a combined remarketing failure of $2.6 million on two of these bonds.  We believe the increased volatility of the credit markets that began in September 2008 was the primary cause.

As a result of the remarketing failure, the remarketing agent drew upon the letters of credit issued by the financial institution in the amount of $2.6 million.  These loan amounts were subject to interest rates at 5.09%, which were 100 basis points over the one month LIBOR rate.  In addition, the letters of credit are reduced by the amounts of these loans, until such time as the bonds can be successfully remarketed.  As of December 31, 2008 these bonds have been, and continue to be, successfully remarketed.

The Company currently maintains an aggregate of $21 million in lines of credit with three banks.  During 2007, the Company increased these lines because of expected increased construction spending and recently completed acquisitions.  The largest line, representing $12 million of our total available line of credit, was renewed and increased in the fourth quarter of 2007 and is due upon demand from the bank.  The two other lines of credit, of which one renewed in the second quarter of 2008, the other in the third quarter of 2007, have terms of 12 and 24 months, respectively.  Interim Bank Loans Payable at December 31, 2008 was approximately $12.1 million and represents the outstanding balance on these lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.  The weighted average interest rate on the $12.1 million aggregate balance outstanding at December 31, 2008 was 1.96%.  After defining the Company’s expected 2009 capital expenditures, discussed below, the Company determined that additional access to short term capital arrangements may be needed.  In November 2008, the Company was authorized by the Board of Directors to increase the available lines of credit to $40 million.  The Company expects to finalize the increased lines in the second quarter of 2009.

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

The Company offers a dividend reinvestment plan (DRIP) to all registered shareholders, whereby shareholders can elect to have cash dividends directly reinvested into additional shares of the Company’s common stock.  During the years ended December 31, 2008 and 2007, shareholders reinvested $1,281,000 and $1,313,000, respectively, as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the year ended December 31, 2008, 11,775 options were exercised resulting in approximately $218,000 in proceeds to the Company.  For the same period in 2007, the Company received approximately $809,000 in proceeds from exercised stock options.

The following table shows the total construction expenditures excluding non-cash contributed utility plant for each of the last three years and what we expect to invest on construction projects in 2009.

	Gross Construction Expenditures	Construction Funded by Developers & Others	Construction Funded by Company
2008	$20,737,000	$860,000	$19,877,000
2007	$19,841,000	$1,092,000	$18,749,000
2006	$17,792,000	$1,593,000	$16,199,000

2009 (Projected)	$31,400,000	$5,000,000	$26,400,000

During 2008, the Company incurred approximately $20.7 million of construction expenditures, including approximately $900,000 funded by developers and others.  The Company financed the expenditures through internally generated funds, long-term debt issuances, proceeds from its dividend reinvestment plan, customers’ advances, contributions in aid of construction and short-term borrowings.

The Board of Directors has approved a $26.4 million construction budget for 2009, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company is increasing its construction budget in 2009 and beyond primarily in response to the WICA legislation discussed above.  The Company will use a combination of its internally generated funds, borrowing under its available lines of credit and, depending on capital market conditions, a long term debt issuance.  The Company anticipates utilization of private activity bonds issued through the Connecticut Development Authority (CDA), for long term debt issuance in 2009 and beyond, as approved by the Board of Directors.

In December 2007, Connecticut Water borrowed $15 million through the issuance of Water Facilities Revenue Bonds by the CDA sold in a single series with an interest rate of five percent maturing on December 1, 2037.  The proceeds from the sale of the bonds have been used to finance construction and installation of various capital improvements to the Company’s existing water system.

In connection with the 2004 issuance of the $12.5 million variable rate bonds, Connecticut Water entered into an interest rate swap transaction with a counterparty in the notional principal amount of $12,500,000.  The interest rate swap agreement provides that, beginning in April 2004 and thereafter on a monthly basis, Connecticut Water paid J.P. Morgan, the counterparty, a fixed interest rate of 3.73% on the notional amount for a period of five years, which expired on March 3, 2009.  In exchange, the counterparty began in April 2004 and thereafter on a monthly basis, paying Connecticut Water a floating interest rate (based on 105% of the U.S. Dollar one-month LIBOR rate) on the notional amount for a period of five years.  The purpose of the interest rate swap was to manage the Company’s exposure to fluctuations in prevailing interest rates.  The Company notes that J.P. Morgan has maintained an investment grade rating by the three major credit rating agencies.  We are evaluating whether or not to enter into a new interest rate swap agreement on our variable rate bonds.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities (other than the interest rate swap agreement discussed above) and does not have material transactions involving related persons.

The following table summarizes the Company’s future contractual cash obligations as of December 31, 2008:

Payments due by Periods
(in thousands)
Contractual Obligations	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 years
Long-Term Debt (LTD)	$92,235	$8	$16	$18	$92,193
Interest on LTD	96,633	4,182	8,362	8,361	75,728
Operating Lease Obligations	731	309	347	75	--
Purchase Obligations (1) (2)	100,006	1,192	2,103	2,180	94,531
Long-Term Compensation Agreement(3)	47,735	4,461	6,685	6,690	29,899
Total (4) (5)	$337,340	$10,152	$17,513	$17,324	$292,351

(1) Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (RWA) to purchase water from RWA.  The agreement was signed on April 24, 2006 and will remain in effect for a minimum of fifty (50) years from that date.  Connecticut Water has agreed to purchase a maximum of one million (1,000,000) gallons of water per day year from RWA.  The Company is required to pay $75,000 per year for access to this water.
(2) Connecticut Water has an agreement with The Metropolitan District (MDC) to purchase water from MDC.  The agreement became effective on October 6, 2000 for a term of fifty (50) years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service.
(3) Pension and post retirement contributions cannot be reasonably estimated beyond 2009 and may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.  The amounts included for pension and post retirement contributions are management’s best estimate.
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

RESULTS OF OPERATIONS

Overview of 2008 Results from Continuing Operations

Income from Continuing Operations for 2008 was $9,424,000, or $1.12 per basic share, an increase of $643,000, or $0.06 per basic share, compared to 2007.  The increase in earnings was due to higher net income in our Water Activities and Services and Rentals segments partially offset by decreases in net income in our Real Estate segment.  Changes in net income for our segments were as follows:

Business Segment	2008 Net Income (Loss)	2007 Net Income	Increase (Decrease)
Water Activities	$8,794,000	$7,963,000	$831,000
Real Estate	(160,000)	167,000	(327,000)
Services and Rentals	790,000	651,000	139,000
Total	$9,424,000	$8,781,000	$643,000

Water Activities

The increase in net income from Water Activities in 2008, over 2007 results was $831,000, or $0.09 per share. A breakdown of the components of this increase was as follows:

	2008	2007	Increase (Decrease)
Operating Revenues	$61,270,000	$59,026,000	$2,244,000
Operation and Maintenance	31,877,000	29,864,000	2,013,000
Depreciation	6,438,000	6,525,000	(87,000)
Income Taxes	3,518,000	4,195,000	(677,000)
Taxes Other than Income Taxes	6,041,000	5,740,000	301,000
Other Utility Income	579,000	552,000	27,000
Other (Deductions) Income	(143,000)	(972,000)	829,000
Interest and Debt Expense (net of AFUDC)	5,038,000	4,319,000	719,000
Total Income from Water Activities	$8,794,000	$7,963,000	$831,000

The 3.8% increase in Operating Revenues was primarily due to the January 2008 acquisition of Eastern and the second phase of the 2006 rate case, partially offset by a decrease in consumption among all customer classes, due primarily to unfavorable weather conditions in 2008.  Significant rainfall in 2008 reduced residential demand for water.  This was a stark contrast to 2007 when extremely dry weather was experienced in much of our service territory.  Specific details are as follows:
-	The Eastern acquisition added approximately $1.7 million in new revenues from both the additional customers served and the make whole payments received from the RWA.
-	The second phase of the 2006 rate case, which became effective April 1, 2008, contributed approximately $2.0 million in additional revenues over 2007 levels.
-
The weather impact was most notable in the Company’s northern service area, which is the Company’s largest service area, where there were 96 days during the period May 1, 2008 through October 31, 2008 with at least a trace of rain, totaling 34.8 inches of rain in the aggregate, compared to 17.4 inches during the same period in 2007.  The change in weather conditions between years resulted in an approximate $1.5 million revenue disparity between years.  The impact of the unfavorable weather can be seen in Operating Revenues from residential customers.  Despite increasing the customer count in this class of customer by over 2,600 additional customers (or 3.5%), consumption decreased by approximately 232 million gallons (or -4.5%).  In fact, despite a decrease in consumption across all customer classes, only the residential class saw a decrease in Operating Revenues.

The $2,013,000, or 6.7%, increase in Operation and Maintenance (O&M) expense was due to the following changes in expenses:

Components of O&M	2008	2007	Increase (Decrease)
Labor	$11,935,000	$10,842,000	$1,093,000
Medical expense	1,477,000	1,097,000	380,000
Water treatment (including chemicals)	2,051,000	1,754,000	297,000
Utility costs	3,534,000	3,282,000	252,000
Vehicle	1,442,000	1,214,000	228,000
Customer	826,000	709,000	117,000
Outside services	1,556,000	1,480,000	76,000
Other employee benefit costs	269,000	206,000	63,000
Purchased water	993,000	1,291,000	(298,000)
Pension costs	1,258,000	1,465,000	(207,000)
Post-retirement medical costs	1,565,000	1,759,000	(194,000)
Other	4,971,000	4,765,000	206,000
Total O&M Expense	$31,877,000	$29,864,000	$2,013,000

The Company saw an increase in its labor expense driven primarily by the addition of twenty additional employees hired, primarily due to the acquisition of the assets of Birmingham Utilities’ Eastern Division and due to annual wage increases.  Medical expenses increased primarily due to an increase in medical and dental claims filed by employees, partially offset by an increase in the amount contributed by employees.  Water treatment costs increased primarily due to the rising cost of chemicals during the year.  The Company saw an increase in utility costs primarily due to increased communication charges and an increase in electric costs.  The largest driver of increased vehicle costs during 2008 was an increase in gasoline costs.  Additionally, during 2007, the Company made the decision to purchase a majority of its vehicles rather than to lease them; this has caused the maintenance and repairs costs and depreciation on vehicles to increase during 2008 as the Company now typically keeps the vehicles in service longer than when they were leased, partially offset by a decrease in lease expense.  The Company saw an increase in its customer costs due to increases in customer communications, including increased postage costs, and to an increase in uncollectible accounts.  The increase in outside services used by the Company were primarily related to increased legal fees during 2008 and to a consultant hired to assist the Company in defining its information technology needs.  The increase in other employee benefits relates primarily to increases to executive compensation, including stock-based compensation, employee training and workers’ compensation insurance, offset by decreases in fringe benefits.  Purchased water costs decreased compared to 2007 levels due to a renegotiated rate with a neighboring water utility.  Pension expense decreased due to an increase in discount rates.  Post-retirement medical expense decreased due to lower claim history when comparing 2008 data to 2007.

Despite a higher utility plant in service balance and a large amount of capital projects during 2008, the Company saw a decrease in Depreciation expense of $87,000, or 1.3%.  The main driver of the decrease is the amortization of the acquisition adjustment, as allowed by the DPUC, related to the acquisition of Eastern.

The decrease in Income Tax expense associated with the Water Activities segment of $677,000 was due primarily to a lower effective income tax rate in 2008 when compared to 2007 as a result of the establishment of a deferred tax asset related to unused state tax credits.

The increase in Taxes Other Than Income Taxes was primarily due to higher property taxes due to towns charging higher property tax rates on our increasing property balances, as well as increased asset balances due to acquisitions.

The increase in Other Utility Operating Income was due to higher revenues generated from antenna sites on our utility property leased to telecommunication companies and the sale of timber cleared from Company owned land.

The decrease in Other Income was primarily due to lower executive employee benefit costs in 2008 than during the same period in 2007, due primarily to the retirement of a former executive during 2007.

Interest and Debt Expense increased due to the $15 million bond issuance in December 2007 and higher interest on interim bank loans payable.

Real Estate

While the Company did not complete any real estate transactions in 2008, an adjustment to the valuation allowances recorded in earlier years negatively impacted net income in 2008 by $160,000.  Through land donations and discount land sales in previous years, the Company earned tax credits to use in future years.  The Company is limited by time and the amount of taxable income when using these credits.  Each year, the Company assesses its ability to use these credits going forward and makes adjustments to its valuation allowances, accordingly.

During 2007, the Company sold 33 acres, in two separate transactions, generating approximately $201,000 in net income.  Additionally, upon completion of the 2006 tax return in the third quarter of 2007, the Company received an additional tax benefit relating to the 2006 BARLACO land sale transaction of approximately $20,000.  Offsetting these gains, the Company increased its valuation allowance by approximately $54,000, generating an overall net gain in the Real Estate Transactions segment of $167,000.  The Company does expect a land transaction with the Town of Windsor Locks, Connecticut during 2009.  For additional information on the planned 2009 transaction, see page 24 of this Form 10-K.

Income from this business segment is largely dependent on the tax deductions received on donations and, or, sales of available land.  This typically occurs when utility-owned land is deemed to be not necessary to protect water sources.  The Company plans to continue to utilize land donations and sales in 2009, and beyond, to generate income for this segment of our business.

Services and Rentals

Net income generated from the Services and Rental segment increased in 2008 by $139,000, over 2007 levels, with a $0.01 increase to basic earnings per share. The increased net income was primarily due to the acquisition of operation and maintenance contracts related to the acquisition of the unregulated assets of Birmingham H2O Services, Inc. and an increase in profit from Linebacker® customers.

Overview of 2007 Results from Continuing Operations

Income from Continuing Operations for 2007 was $8,781,000, or $1.06 per basic share, an increase of $2,073,000, or $0.25 per basic share, compared to 2006. The increase in earnings was due to higher net income in our Water Activities segment partially offset by decreases in net income in our Real Estate Transactions segment.  Changes in net income for our segments were as follows:

Business Segment	2007 Net Income	2006 Net Income	Increase (Decrease)
Water Activities	$7,963,000	$4,130,000	$3,833,000
Real Estate	167,000	2,063,000	(1,896,000)
Services and Rentals Transactions	651,000	515,000	136,000
Total	$8,781,000	$6,708,000	$2,073,000

Water Activities

The increase in net income from Water Activities in 2007, over 2006 results was $3,833,000, or $0.46 per share. A breakdown of the components of this increase was as follows:

	2007	2006	Increase (Decrease)
Operating Revenues	$59,026,000	$46,945,000	$12,081,000
Operation and Maintenance	29,864,000	26,451,000	3,413,000
Depreciation	6,525,000	5,881,000	644,000
Income Taxes	4,195,000	2,055,000	2,140,000
Taxes Other than Income Taxes	5,740,000	5,575,000	165,000
Other Utility Income	552,000	542,000	10,000
Other (Deductions) Income	(972,000)	608,000	(1,580,000)
Interest and Debt Expense (net of AFUDC)	4,319,000	4,003,000	316,000
Total Income from Water Activities	$7,963,000	$4,130,000	$3,833,000

The 25.7% increase in Operating Revenues was primarily due to the rate increase effective January 1, 2007, specifically:
-	an increase of $9,287,000, or 32.0%, in revenues from residential customers in 2007, including $3,823,000 in deferred revenues;
-	a $1,701,000, or 19.4%, increase in all other metered customers, including commercial, industrial and public authority customers; and
-
a $1,092,000, or 12.0%, increase in non-metered revenues which was primarily due to increased fire protection charges related to the expansion of our water system which increased the number of fire hydrants and revenue generating mains upon which these charges are based.

The $3,413,000, or 12.9%, increase in O&M expense was due to the following changes in expenses:

Components of O&M	2007	2006	Increase (Decrease)
Post-retirement medical expense	$1,759,000	$473,000	$1,286,000
Labor	10,842,000	10,240,000	602,000
Outside services	1,480,000	998,000	482,000
Purchased water	1,291,000	866,000	425,000
Utility costs	3,282,000	2,947,000	335,000
Vehicle	1,214,000	942,000	272,000
Rate case cost amortization	270,000	35,000	235,000
Maintenance	1,632,000	1,526,000	106,000
Customer	709,000	606,000	103,000
Other employee benefit costs	2,768,000	3,697,000	(929,000)
Other	4,617,000	4,121,000	496,000
Total O&M Expense	$29,864,000	$26,451,000	$3,413,000

Post-retirement medical expense increased over the prior year due to the accounting treatment under the January 2007 rate decision.  Prior to 2007, the Company was able to recover approximately $473,000 in post-retirement medical expense while deferring any remaining Statement of Financial Accounting Standards No. 106 (SFAS 106) costs on the balance sheet as a regulatory asset.  Beginning in 2007, the Company fully expensed the costs determined under SFAS 106.  The increase in Labor over 2006 levels was due to normal wage increases and a non-recurring wage adjustment for a majority of hourly employees made early in 2006.  Outside services increased over the prior year due to increases in audit, legal and other consulting related costs.  Purchased water costs have increased primarily due to increases in the rates charged to the Company by other water utilities.  The Company has seen an increase in its Vehicle costs due to rising gasoline prices, increased insurance rates and higher repair costs.  Despite efforts to keep our Utility expense down, such as signing commodity contracts directly with suppliers, Utility costs have increased as our electric providers continue to increase the rates they charge to customers.  When filing for a rate increase, the DPUC allows companies to defer costs associated with the filing and then to amortize these expenses through Operation and Maintenance expense.  The Company is now seeing an increase in Rate case cost amortization since it has begun to amortize the costs to file the 2006 rate case during 2007.  Offsetting these increases was a decrease to Other employee benefit costs due to a reduction in stock based compensation expense and a decrease in pension costs.

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

The decrease in Other Income was primarily due to the regulatory treatment of income taxes related to certain compensation and directors’ fees (disallowed costs) based on the outcome of the Company’s Settlement Agreement approved by the DPUC in January 2007.  This change resulted in a reversal of a regulatory liability of $986,000 in 2006.  There was no similar reversal in 2007, and there are none expected in future years.

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

On January 16, 2007, the DPUC issued its final decision and approved a Settlement Agreement; negotiated with the Office of Consumer Counsel and the DPUC’s Prosecutorial Staff; that allowed Connecticut Water an increase of revenues of approximately $10,940,000, or 22.3%.  The Settlement Agreement allowed Connecticut Water to defer a portion of the approved rate increase, approximately $3.8 million through December 31, 2007 and $4.8 million through March 31, 2008. The Company recognized that increase through recording deferred revenues and a corresponding regulatory asset, as required by the decision.  On January 31, 2008, the Company filed to reopen the case, a procedure required by the Settlement Agreement, to implement the second phase. In addition to the approval for the inclusion in current rates of the previously approved deferred revenues of $4.8 million, the filing includes requested recovery of the costs associated with $15.5 million of additional capital investments made in 2007.  On March 28, 2008 an 11.95% rate increase was approved.  The approved rates became effective on April 1, 2008.

In June 2007, the State of Connecticut adopted legislation which permits regulated water companies to recapture money spent on eligible infrastructure improvements without a full rate case proceeding.  The DPUC may authorize regulated water companies to use a rate adjustment mechanism, such as a Water Infrastructure and Conservation Adjustment (WICA), for eligible projects completed and in service for the benefit of the customers.  Regulated water companies may only charge customers such an adjustment to the extent allowed by the DPUC based on a water company’s infrastructure assessment report, as approved by the DPUC and upon semiannual filings which reflect plant additions consistent with such report.  The Company does not expect to file for a surcharge under the WICA mechanism until the second quarter of 2009, approximately 90 days after the surcharge filing; customers would begin to see an increase in their bills.

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

The Company made no land dispositions during the fiscal year ended December 31, 2008.  However, during 2008, the Company entered into negotiations with the town of Windsor Locks, Connecticut to sell a conservation easement on a well field property no longer needed as a source of supply for $2.16 million.  The Company plans to file an application with the DPUC in March 2009 and approval is expected in the second half of 2009.  Subject to successful receipt of DPUC approval, and of final authorization for the town to proceed with the transaction, the Company expects the transaction to be completed in 2009.  If the transaction closes, the Company estimates that it will generate approximately $1.0 million in net income in the Real Estate segment.  The Company currently has no other specific plans for land transactions in 2009 and beyond.  After the completion of the Windsor Locks land sale, the Company will have approximately 290 acres available for future land transactions.

19 Perry Street Litigation – Connecticut Water’s Unionville division has for many years operated a well field located at 19 Perry Street, Farmington, Connecticut, pursuant to a 99-year lease entered into in 1975 with the property owner.  This well field provides approximately half of the daily water supply requirements to the customers of the Unionville division.  In 2004, the original property owner ceased business operations.  The property is now owned by 19 Perry Street, LLC, which obtained the property through a foreclosure proceeding.  In June 2007, the new owner commenced a lawsuit in Hartford Superior Court (Housing Section), asserting that Connecticut Water is in unlawful possession of the property under several theories, including that the lease is invalid and that Connecticut Water has failed to pay rent when due.  A trial before a judge was held in November 2007, and a decision was issued on April 30, 2008.  In its decision, the Court ruled that the lease is valid.  However, in deciding the parties’ contentions regarding the proper form and amount of rental payments due, the Court ruled that Connecticut Water was in breach of its obligation to pay rent on the property and therefore entered an order of eviction.

On May 5, 2008, Connecticut Water filed a timely appeal of the decision in the Connecticut Appellate Court.  This appeal stays the eviction order until the Appellate Court rules on Connecticut Water’s claims that the trial court erred.  At this time, the outcome of the appeal is uncertain.  On August 5, 2008, Connecticut Water was served with a related lawsuit in which 19 Perry Street, LLC seeks the payment of back rent with respect to the property.  As of February 23, 2009, the lawsuit for back rent has been stayed pending the resolution of the appeal related to the eviction case.  The Company intends to maintain its use of the property to provide water to customers of its Unionville division while the appeal is pending.  In addition, Connecticut Water will consider all other options with respect to its well field use of the property, including the outright purchase of the property or the exercise of Connecticut Water’s right to take the property by initiating eminent domain proceedings under applicable law.

Capital Expenditures – The Company has received approval from its Board of Directors to spend $26.4 million on capital expenditures in 2009, in part due to increased spending in order to take advantage of the WICA legislation.

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

Regulated water companies, including Connecticut Water, are subject to various federal and state regulatory agencies concerning water quality and environmental standards.  Generally, the water industry is materially dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant.  The ability to maintain our operating costs at the lowest possible level, while providing good quality water service, is beneficial to customers and stockholders.  Profitability is also dependent on the timeliness of rate relief to be sought from, and granted by, the DPUC, when necessary, and numerous factors over which we have little or no control, such as the quantity of rainfall and temperature, customer demand and related conservation efforts, financing costs, energy rates, tax rates, and stock market trends which may affect the return earned on pension assets, compliance with environmental and water quality regulations, and the outcome of litigation matters, including the Unionville division well field dispute.  From time to time, the Company may acquire other regulated and/or unregulated water companies.  Profitability is often dependent on identification and consummation of business acquisitions and the profitable integration of these acquired businesses into the Company’s operations, including the January 2009 acquisition of Ellington Acres.  The profitability of our other revenue sources is subject to the amount of land we have available for sale and/or donation, the demand for the land, the continuation of the current state tax benefits relating to the donation of land for open space purposes, regulatory approval of land dispositions, the demand for telecommunications antenna site leases and the successful extensions and expansion of our service contract work.  We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary market risk faced by the Company is interest rate risk. As of December 31, 2008, the Company had no exposure to derivative financial instruments or financial instruments with significant credit risk or off-balance-sheet risks.  In addition, the Company is not subject in any material respect to any currency or other commodity risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries and the use of the interest rate swap agreement discussed below. The Company has $21,000,000 current lines of credit with three banks, under which interim bank loans payable at December 31, 2008 were $12,074,000.  The Company was authorized by the Board of Directors to increase the available lines of credit to approximately $40 million.  The Company expects to finalize the increased lines in the second quarter of 2009.

During the first quarter of 2004, Connecticut Water entered into a five-year interest rate swap transaction in connection with the refunding of its First Mortgage Bonds (Series V).   The swap agreement provides for Connecticut Water’s exchange of floating rate interest payment obligations for fixed rate interest payment obligations on a notional principal amount of $12,500,000.  The purpose of the interest rate swap was to manage the Company’s exposure to fluctuations in prevailing interest rates.  The interest rate swap expired on March 3, 2009.  The Company is evaluating whether or not to enter into a new interest rate swap agreement on our variable rate bonds.  See the “Liquidity and Capital Resources” section of Item 7 – “Management’s Discussion and Analysis and Results of Operations” above for further information.  The Company does not enter into derivative financial contracts for trading or speculative purposes and does not use leveraged instruments.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of December 31, 2008, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  We have used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in conducting our evaluation of the effectiveness of the internal control over financial reporting.  Based on our evaluation, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting – There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

Pursuant to General Instruction G(3), the information called for by Items 10, (except for information concerning the executive officers of the Company) 11, 12, 13 and 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed on EDGAR on or about March 31, 2009.  Certain information concerning the executive officers of the Company is included as Item 10 of this report.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of the executive officers of the Company:

Name	Age in 2009*	Office	Period Held or Prior Position	Term of Office Expires
E. W. Thornburg	48	Chairman, President, and Chief Executive Officer	Held position since March 2006	2009 Annual Meeting
D. C. Benoit	52	Vice President – Finance, Chief Financial Officer and Treasurer	Held current position or other executive position with the Company since April 1996	2009 Annual Meeting
T. P. O’Neill	54	Vice President – Service Delivery	Held current position or other engineering position with the Company since February 1980	2009 Annual Meeting
M. P. Westbrook	50	Vice President – Customer and Regulatory Affairs	Held current position or other management position with the Company since September 1988	2009 Annual Meeting
T. R. Marston	56	Vice President – Business Development	Held current position or other position with the Company since June 1974	2009 Annual Meeting
D. J. Meaney	48	Corporate Secretary	Held current position or other communications position with the Company since August 1994	2009 Annual Meeting
K. A. Johnson	42	Vice President – Human Resources	Held current position or other human resources position with the Company since May 2007	2009 Annual Meeting

* - Age shown is as of filing date of March 13, 2009.

For further information regarding the executive officers see the Company’s Proxy Statement dated March 31, 2009.

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:

The report of independent registered public accounting firm and the Company’s Consolidated Financial Statements listed in the Index to Consolidated Financial Statements on page F-1 hereof are filed as part of this report, commencing on page F-2

Page
		Index to Consolidated Financial Statements and Schedule	F-1

		Report of Independent Registered Pubic Accounting Firm	F-2

		Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006	F-3

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006	F-3

		Consolidated Balance Sheets at December 31, 2008 and 2007	F-4

		Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-5

		Notes to Consolidated Financial Statements	F-6

	2.	Financial Statement Schedule:

The following schedule of the Company is included on the attached page as indicated

		Schedule II Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2008, 2007 and 2006	S-1

All other schedules provided for in the applicable regulations of the Securities and Exchange Commission have been omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements or notes thereto.

(b)		Exhibits

		Exhibits for Connecticut Water Service Inc, are in the Index to Exhibits	E-1

Exhibits heretofore filed with the Securities and Exchange Commission as indicated below are incorporated herein by reference and made a part hereof as if filed herewith.  Exhibits marked by asterisk (*) are being filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of comprehensive income present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
March 13, 2009

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, (in thousands, except per share data)	2008	2007	2006

Operating Revenues	$61,270	$59,026	$46,945

Operating Expenses
Operation and Maintenance	31,877	29,864	26,451
Depreciation	6,438	6,525	5,881
Income Taxes	3,518	4,195	2,055
Taxes Other Than Income Taxes	6,041	5,740	5,575

Total Operating Expenses	47,874	46,324	39,962

Net Operating Revenues	13,396	12,702	6,983

Other Utility Income, Net of Taxes	579	552	542

Total Utility Operating Income	13,975	13,254	7,525

Other Income (Deductions), Net of Taxes
Gain (Loss) on Real Estate Transactions	(160)	167	2,063
Non-Water Sales Earnings	790	651	515
Allowance for Funds Used During Construction	160	92	458
Other	(143)	(972)	608

Total Other Income (Deductions), Net of Taxes	647	(62)	3,644

Interest and Debt Expenses
Interest on Long-Term Debt	4,241	3,500	3,526
Other Interest Charges	560	537	514
Amortization of Debt Expense	397	374	421

Total Interest and Debt Expenses	5,198	4,411	4,461

Income from Continuing Operations	9,424	8,781	6,708
Discontinued Operations, Net of Tax of $(244) in 2006	--	--	243
Net Income	9,424	8,781	6,951

Preferred Stock Dividend Requirement	38	38	38

Total Net Income Applicable to Common Stock	$9,386	$8,743	$6,913

Weighted Average Common Shares Outstanding:
Basic	8,377	8,270	8,188
Diluted	8,430	8,333	8,237

Earnings Per Common Share:
Basic - Continuing Operations	$1.12	$1.06	$0.81
Basic - Discontinued Operations	--	--	0.03
Basic - Net Income Applicable to Common Stock	$1.12	$1.06	$0.84

Diluted - Continuing Operations	$1.11	$1.05	$0.81
Diluted - Discontinued Operations	--	--	0.03
Diluted - Net Income Applicable to Common Stock	$1.11	$1.05	$0.84

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (in thousands)	2008	2007	2006

Net Income Applicable to Common Stock	$9,386	$8,743	$6,913

Other Comprehensive Income, net of tax
Qualified cash flow hedging instrument net of tax benefit
of $(52), $(148), and $(22) in 2008, 2007, and 2006, respectively	(81)	(222)	(45)
Adjustment to pension and post-retirement benefits other than pension,
net of tax (benefit) expense of $(189) and $56 in 2008 and 2007, respectively	(296)	143	--
Unrealized loss on investments, net of tax benefit of $(162)	(254)	--	--

Comprehensive Income	$8,755	$8,664	$6,868

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except share amounts)	2008	2007

ASSETS
Utility Plant	$410,471	$384,421
Construction Work in Progress	4,577	1,407
	415,048	385,828
Accumulated Provision for Depreciation	(115,815)	(108,166)
Net Utility Plant	299,233	277,662
Other Property and Investments	6,034	6,652
Cash and Cash Equivalents	684	337
Restricted Cash	--	8,220
Accounts Receivable (Less Allowance, 2008 - $376; 2007 - $352)	6,653	6,507
Accrued Unbilled Revenues	5,372	4,545
Materials and Supplies, at Average Cost	1,095	987
Prepayments and Other Current Assets	1,976	2,375
Total Current Assets	15,780	22,971
Unamortized Debt Issuance Expense	7,318	7,685
Unrecovered Income Taxes	22,856	30,278
Pension Benefits	8,911	--
Post-Retirement Benefits Other Than Pension	2,570	6,410
Goodwill	3,608	3,608
Deferred Charges and Other Costs	6,121	5,547
Total Regulatory and Other Long-Term Assets	51,384	53,528
Total Assets	$372,431	$360,813

CAPITALIZATION AND LIABILITIES
Common Stockholders' Equity:
Common Stock Without Par Value:
Authorized - 25,000,000 Shares - Issued and Outstanding:
2008 - 8,463,269; 2007 - 8,376,842	$64,804	$62,808
Retained Earnings	39,285	37,272
Accumulated Other Comprehensive Income	(613)	18
Common Stockholders' Equity	103,476	100,098
Preferred Stock	772	772
Long-Term Debt	92,227	92,285
Total Capitalization	196,475	193,155
Interim Bank Loans Payable	12,074	6,459
Current Portion of Long-Term Debt	8	7
Accounts Payable and Accrued Expenses	5,700	5,984
Accrued Taxes	--	1,316
Accrued Interest	870	810
Other Current Liabilities	418	337
Total Current Liabilities	19,070	14,913
Advances for Construction	38,928	34,583
Contributions in Aid of Construction	49,420	47,865
Deferred Federal and State Income Taxes	30,472	28,616
Unfunded Future Income Taxes	18,128	25,404
Long-Term Compensation Arrangements	18,331	14,717
Unamortized Investment Tax Credits	1,497	1,560
Other Long-Term Liabilities	110
Commitments and Contingencies
Total Capitalization and Liabilities	$372,431	$360,813

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (in thousands)	2008	2007	2006

Operating Activities:
Net Income	$9,424	$8,781	$6,951

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Deferred Revenues	(777)	(3,823)	--
Gain on Sale of BARLACO Assets Sold	--	--	(980)
Earnings from Discontinued Operations	--	--	(243)
Allowance for Funds Used During Construction	(123)	(131)	(491)
Depreciation (including $642 in 2008, $338 in 2007,
and $396 in 2006 charged to other accounts)	7,080	7,173	6,277
Change in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable and Accrued Unbilled Revenues	(974)	(1,513)	268
Decrease (Increase) in Other Current Assets	204	(129)	(805)
(Increase) Decrease in Other Non-Current Items, net	(146)	2,072	(549)
(Decrease) Increase in Accounts Payable, Accrued
Expenses and Other Current Liabilities	(879)	1,258	690
Increase (Decrease) in Deferred Income Taxes and
Investment Tax Credits, Net	1,878	1,893	(1,492)
Total Adjustments	6,263	6,800	2,675
Net Cash and Cash Equivalents Provided by Continuing Operations	15,687	15,581	9,626
Net Cash and Cash Equivalents Provided by Discontinued Operations	--	--	243
Net Cash and Cash Equivalents Provided by Operating Activities	15,687	15,581	9,869

Investing Activities:
Company Financed Additions to Utility Plant	(19,877)	(18,749)	(16,199)
Advances from Others for Construction	(737)	(961)	(1,102)
Net Additions to Utility Plant Used in Continuing Operations	(20,614)	(19,710)	(17,301)
Purchase of Eastern and H20 Services Assets	(3,500)	--	--
Release of Restricted Cash	8,393	--	2,686
Proceeds from Sale of BARLACO Assets Sold (Net of $35 in Transaction Costs)	--	--	965
Sale (Purchase) of Short Term Investments	--	--	6,922
Net Cash and Cash Equivalents Used in Investing Activities in Continuing Operations	(15,721)	(19,710)	(6,728)
Net Cash and Cash Equivalents Used in Investing Activities in Discontinued Operations	--	--	--
Net Cash Used in Investing Activities	(15,721)	(19,710)	(6,728)

Financing Activities:
Proceeds from Interim Bank Loans	12,074	6,459	5,250
Repayment of Interim Bank Loans	(6,459)	(5,250)	(4,750)
Repayment of Long-Term Debt Including Current Portion	(57)	(62)	(2,381)
Proceeds from Issuance of Long-Term Debt	--	6,482	--
Proceeds from Issuance of Common Stock	1,281	1,238	1,401
Proceeds from Exercise of Stock Options	218	809	284
Redemption of Preferred Stock	--	--	(75)
Costs Incurred to Issue Long-Term Debt and Common Stock	(2)	(367)	(4)
Advances from Others for Construction	737	961	1,102
Cash Dividends Paid	(7,411)	(7,181)	(7,030)
Net Cash and Cash Equivalents Provided by (Used in)
Financing Activities in Continuing Operations	381	3,089	(6,203)
Net Cash and Cash Equivalents Used in Financing Activities in Discontinued Operations	--	--	--
Net Cash and Cash Equivalents Provided by (Used in) Financing Activites	381	3,089	(6,203)

Net Increase (Decrease) in Cash and Cash Equivalents	347	(1,040)	(3,062)
Cash and Cash Equivalents at Beginning of Year	337	1,377	4,439
Cash and Cash Equivalents at End of Year	$684	$337	$1,377

Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant (see Note 1 for details)	$4,089	$2,116	$3,295
Short-term Investment of Bond Proceeds Held in Trust	$--	$8,220	$--
Supplemental Disclosures of Cash Flow Information:
Cash Paid for Continuing Operations During the Year for:
Interest	$4,876	$4,398	$4,159
State and Federal Income Taxes	$3,273	$2,096	$1,176

Cash Paid for Discontinued Operations During the Year for:
Interest	$--	$--	$--
State and Federal Income Taxes	$--	$--	$73

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

The Connecticut Water Company (Connecticut Water)
Chester Realty, Inc. (Chester Realty)
New England Water Utility Services, Inc. (NEWUS)
Barnstable Holding Company (Barnstable Holding)

Connecticut Water is our sole public water utility company, which served 87,361 customers in 54 towns throughout Connecticut as of December 31, 2008.  During 2006, The Crystal Water Company of Danielson (Crystal) and The Unionville Water Company (Unionville) subsidiaries were merged with and into Connecticut Water.

Chester Realty is a real estate company whose net profits from rental of property are included in the Other Income (Deductions), Net of Taxes section of the Consolidated Statements of Income in the Non-Water Sales Earnings category.

NEWUS is engaged in water-related services, including the Linebacker® program, emergency drinking water, pool water and contract operations.  Its earnings are included in the Non-Water Sales Earnings category of the Consolidated Statements of Income.

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

Regulatory assets and liabilities are comprised of the following:

(in thousands)	December 31
	2008	2007
Assets:
Postretirement benefits	$11,481	$6,136
Unrecovered income taxes and other	18,128	25,404
Deferred revenue (included in deferred charges)	4,600	3,823
Other (included in deferred charges)	1,363	1,806
Total regulatory assets	$35,572	$37,169

Liabilities:
Investment Tax Credits	$1,497	$1,560
Unfunded future income taxes and other	18,128	25,404
Total regulatory liabilities	$19,625	$26,964

Postretirement benefits include pension and other postretirement benefit costs.  The costs include actuarially determined  pension and post-retirement benefits costs in excess of amounts funded.  Connecticut Water believes these costs will be recoverable in future years, through rates, as funding is required.  The recovery period is dependent on contributions made to the plans and the discount rate used to value the obligations.

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

Connecticut Water Service, Inc. and Subsidiaries

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

REVENUES – The Company’s accounting policies regarding revenue recognition by segment are as follows:

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

Allowance For Funds Used During Construction – Allowance for Funds Used During Construction (AFUDC) is the cost of debt and equity funds used to finance the construction of utility plant. The amount shown on the Consolidated Statements of Income relates to the equity portion.  The debt portion is included as an offset to Other Interest Charges.  Generally, utility plant under construction is not recognized as part of rate base for ratemaking purposes until facilities are placed into service, and accordingly, AFUDC is charged to the construction cost of utility plant.  Capitalized AFUDC, which does not represent current cash income, is recovered through rates over the service lives of the facilities.

In order for certain water system acquisitions made in and after 1995 to not degrade earnings, Connecticut Water has received DPUC approval to record AFUDC on certain of its investments in these systems. Through December 31, 2006, Connecticut Water has capitalized approximately $3.9 million of AFUDC relating to financing these acquisitions.  As part of the Company’s most recent rate decision, approved on January 16, 2007 and effective as of January 1, 2007, the DPUC has approved the inclusion of this capitalized amount in rate base.  The Company did not record any AFUDC on water system acquisitions in 2008 or 2007.

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

The components that comprise Net Additions to Utility Plant during the last three years are as follows:

(in thousands)	2008	2007	2006
Additions to Utility Plant:
Company Financed	$19,877	$18,749	$16,199
Allowance for Funds Used During Construction	123	131	491
Subtotal – Utility Plant Increase to Rate Base	20,000	18,880	16,690
Advances from Others for Construction	737	961	1,102
Net Additions to Utility Plant	$20,737	$19,841	$17,792

Depreciation – Depreciation is computed on a straight-line basis at various rates as approved by the state regulator on a company by company basis.  Depreciation allows the Company to recover the investment in utility plant over its useful life.  The overall consolidated company depreciation rate, based on the average balances of depreciable property, was 2.2% for 2008, and 2.0% 2007 and 2006, respectively.

Connecticut Water Service, Inc. and Subsidiaries

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

The Company believes that the majority of deferred income tax assets will be realized in the future.  The majority of unfunded future income taxes relate to deferred state income taxes.

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

The Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB statement No. 109” in 2007.  See Note 4.

MUNICIPAL TAXES – Municipal taxes which are reflected as Taxes Other than Income Taxes are generally expensed over the twelve-month period beginning on July 1 following the lien date, corresponding with the period in which the municipal services are provided.

STOCK OPTIONS – In the past, the Company has issued stock options to certain employees; but has not done so since 2003.  For more information regarding stock based compensation, see Note 14, Stock Based Compensation Plans.

UNAMORTIZED DEBT ISSUANCE EXPENSE – The issuance costs of long-term debt, including the remaining balance of issuance costs on long-term debt issues that have been refinanced prior to maturity, and related call premiums, are amortized over the respective lives of the outstanding debt, as approved by the DPUC.

GOODWILL – As part of the purchase of the Unionville Water Company in October 2002, the Company recorded goodwill of $3.6 million representing the amount of the purchase price over net book value of the assets acquired.  The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142).

In accordance with SFAS 142, goodwill must be allocated to reporting units and reviewed for impairment at least annually.  The Company utilized a net income valuation approach in the performance of the annual goodwill impairment test.  As of December 31, 2008, there was no impairment of the Company’s goodwill.

EARNINGS PER SHARE – The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the years ended December 31, 2008, 2007, and 2006.

Years ended December 31,	2008	2007	2006
Numerator (in thousands)
Basic Income from Continuing Operations	$9,424	$8,781	$6,708
Diluted Income from Continuing Operations	$9,424	$8,781	$6,708
Denominator (in thousands)
Basic Weighted Average Shares Outstanding	8,377	8,270	8,188
Dilutive Effect of Stock Awards	53	63	49
Diluted Weighted Average Shares Outstanding	8,430	8,333	8,237
Earnings per Share
Basic Earnings per Share from Continuing Operations	$1.12	$1.06	$0.81
Dilutive Effect of Stock Awards	0.01	0.01	--
Diluted Earnings per Share from Continuing Operations	$1.11	$1.05	$0.81

Connecticut Water Service, Inc. and Subsidiaries

RECLASSIFICATIONS AND REVISIONS – Certain reclassifications have been made to conform previously reported data to the current presentation.

NEW ACCOUNTING PRONOUNCEMENTS – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157).  SFAS 157 provides a single definition of fair value, a framework for measuring fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS 157 is effective for fiscal years beginning after November 15, 2007; as such we partially adopted SFAS 157 in the first quarter of 2008.  In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, (FSP No. 157-2), which delays the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  We have not applied the provisions of SFAS 157 to our non-financial assets and non-financial liabilities in accordance with FSP No. 157-2.  FSP No. 157-2 is effective for the Company beginning January 1, 2009.  See Note 7 for additional disclosures regarding fair value.

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

Connecticut Water Service, Inc. and Subsidiaries

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

The sale of Barnstable Water’s assets has been classified as ‘Discontinued Operations’ in the Consolidated Statements of Income as there will be no continuing involvement due to the termination of the management contract with the Town of Barnstable.  All of the results of Barnstable Water, including prior years and the gain on the sale of the utility’s assets, have been reclassified and are included as ‘Discontinued Operations’.

There were no Discontinued Operations during the years ended December 31, 2008 and 2007.  The Net Income from Discontinued Operations for the year ended December 31, 2006, would have been presented in the 2006 financial statements, as follows:

(in thousands)	Year ended December 31, 2006
Water Activities:
Operating Revenues	$--
Income Taxes	(244)
Net Income from Water Activities	243

Services and Rentals:
Revenues	$--
Income Taxes	(12)
Net Income from Services and Rentals	--

Total Net Income from Discontinued Operations	$243

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

NOTE 4:  INCOME TAX EXPENSE

In June 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which became effective for the Company as of January 1, 2007.  FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The reassessment of our tax positions in accordance with FIN 48 did not have an impact on our results of operations, financial condition or liquidity.  From time to time, the Company is assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  During 2007, the Company was charged approximately $2,000 in interest relating to the 2003 federal tax examination.  There were no such charges for the years ending December 31, 2008 and 2006.  Additionally, there were no accruals relating to interest or penalties as of December 31, 2008 and 2007.  The Company remains subject to examination by federal authorities for the 2005 through 2007 tax years and by state authorities for the tax years 2003 through 2007.

Income Tax Expense from Continuing Operations for the years ended December 31, is comprised of the following:

(in thousands)	2008	2007	2006
Federal Classified as Operating Expense from Continuing Operations	$3,631	$3,834	$2,080
Federal Classified as Other Utility Income from Continuing Operations	267	238	232
Federal Classified as Other Income from Continuing Operations
Land Sales	--	61	287
Land Donations	178	83	(892)
Non-Water Sales	360	332	264
Other	(195)	(529)	(981)
Total Federal Income Tax Expense from Continuing Operations	4,241	4,019	990

State Classified as Operating Expense from Continuing Operations	(113)	361	(26)
State Classified as Other Utility Income from Continuing Operations	64	57	68
State Classified as Other Income from Continuing Operations
Land Sales	--	14	89
Land Donations	(19)	(199)	(902)
Non-Water Sales	90	79	79
Other	(23)	(101)	(191)
Total State Income Tax Expense from Continuing Operations	(1)	211	(883)
Total Income Tax Expense from Continuing Operations	$4,240	$4,230	$107

The components of the Federal and State income tax provisions from Continuing Operations are:

(in thousands)	2008	2007	2006
Current from Continuing Operations
Federal	$1,906	$1,938	$1,165
State	110	158	221
Total Current from Continuing Operations	2,016	2,096	1,386
Deferred Income Taxes from Continuing Operations, Net
Federal
Investment Tax Credit	(63)	(63)	(63)
Deferred Revenue	264	1,202	--
Land Donations	187	260	(501)
Depreciation	1,583	1,206	1,173
Other	364	(524)	(784)
Total Federal from Continuing Operations	2,335	2,081	(175)
State
Land Donations	85	(108)	(134)
Other	(196)	161	(970)
Total State from Continuing Operations	(111)	53	(1,104)
Total Deferred Income Taxes from Continuing Operations	2,224	2,134	(1,279)
Total from Continuing Operations	$4,240	$4,230	$107

Deferred income tax (assets) and liabilities are categorized as follows on the Consolidated Balance Sheets:

(in thousands)	2008	2007
Unrecovered Income Taxes	$(22,856)	$(30,278)
Deferred Federal and State Income Taxes	30,472	28,616
Unfunded Future Income Taxes	18,128	25,404
Unamortized Investment Tax Credit	1,497	1,560
Other	(142)	(80)
Net Deferred Income Tax Liability	$27,099	$25,222

Deferred income tax (assets) and liabilities are comprised of the following:

(in thousands)	2008	2007
Charitable Contribution Carryforward (1)	$(2,705)	$(2,977)
Valuation Allowance	2,064	1,888
Tax Credit Carryforward (2)	(1,624)	(1,436)
Prepaid Income Taxes on CIAC	(120)	(209)
Prepaid FIT on Services	(112)	(174)
Other Comprehensive Income	(432)	(29)
Accelerated Depreciation	28,438	26,975
Net of AFUDC and Capitalized Interest	234	211
Unamortized Investment Tax Credit	1,497	1,560
Other	(141)	(587)
Net Deferred Income Tax Liability	$27,099	$25,222

(1)	2008 charitable contribution carryover expires beginning in 2009 and ending in 2012.
(2)	State tax credit carry-forwards expire beginning 2017 and ending in 2020.

The calculation of Pre-Tax Income from Continuing Operations is as follows:

(in thousands)	2008	2007	2006
Pre-Tax Income
Income From Continuing Operations	$9,424	$8,781	$6,708
Income Taxes	4,240	4,230	107
Total Pre-Tax Income From Continuing Operations	$13,664	$13,011	$6,815

In accordance with required regulatory treatment, deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate.  The differences between the effective income tax rate recorded by the Company and the statutory federal tax rate are as follows:

	2008	2007	2006
Federal Statutory Tax Rate	34.0%	34.0%	34.0%
Tax Effect Differences:
State Income Taxes Net of Federal Benefit	--	1.1%	(0.1%)
Reversal of Regulatory Liability	--	--	(14.4%)
Adjustment to Taxes Due to Closed IRS Examination	--	--	(14.3%)
Depreciation	1.6%	1.7%	2.6%
Charitable Contributions – Land Donation (Net of Valuation Allowance)	1.5%	0.4%	(7.7%)
Pension Costs	(5.1%)	(5.3%)	7.7%
Allowance for Funds Used During Construction	(0.3%)	(0.3%)	(2.9%)
Change in Estimate of Prior Year Income Tax Expense	(0.5%)	0.2%	0.6%
Rate Case Expense	0.6%	0.6%	(3.6%)
Other	(0.7%)	0.1%	(0.3%)
Effective Income Tax Rate for Continuing Operations	31.1%	32.5%	1.6%

Connecticut Water Service, Inc. and Subsidiaries

NOTE 5:  COMMON STOCK

The Company has 25,000,000 authorized shares of common stock, no par value.  A summary of the changes in the common stock accounts for the period January 1, 2006 through December 31, 2008, appears below:

(in thousands, except share data)	Shares	Issuance Amount	Expense	Total
Balance, January 1, 2006	8,169,627	$59,604	$(1,599)	$58,005
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	23,058	323	--	323
Dividend Reinvestment Plan	60,747	1,401	--	1,401
Stock Options Exercised and Expensed	16,962	441	(2)	439
Other Paid in Capital	--	(3)	--	(3)
Balance, December 31, 2006	8,270,394	$61,766	$(1,601)	$60,165
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	13,975	420	--	420
Dividend Reinvestment Plan	54,567	1,326	--	1,326
Stock Options Exercised and Expensed	37,906	902	(5)	897
Balance, December 31, 2007	8,376,842	$64,414	$(1,606)	$62,808
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	22,046	465	--	465
Dividend Reinvestment Plan	52,606	1,287	--	1,287
Stock Options Exercised and Expensed	11,775	246	(2)	244
Balance, December 31, 2008 (1)	8,463,269	$66,412	$(1,608)	$64,804

(1)	Includes 37,281 restricted shares and 49,199 common stock equivalent shares issued through the Performance Stock Programs through December 31, 2008.

The Company may not pay any dividends on its common stock unless full cumulative dividends to the preceding dividend date for all outstanding shares of Preferred Stock of the Company have been paid or set aside for payment.  All such Preferred Stock dividends have been paid.

NOTE 6:  RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 2006 through December 31, 2008, appears below:

(in thousands, except per share data)	2008	2007	2006
Balance, beginning of year	$37,272	$35,676	$35,777
Net Income	9,424	8,781	6,951
Sub-total	46,696	44,457	42,728
Dividends declared:
Cumulative Preferred Stock, Series A, $0.80 per share	12	12	12
Cumulative Preferred Stock, Series $0.90, $0.90 per share	26	26	26
Common Stock:
2008 $0.880 per Common Share	7,373	--	--
2007 $0.865 per Common Share	--	7,147	--
2006 $0.855 per Common Share	--	--	7,014
Total Dividends Declared	7,411	7,185	7,052
Balance, end of year	$39,285	$37,272	$35,676

Connecticut Water Service, Inc. and Subsidiaries

NOTE 7:  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2008:

(in thousands)	Level 1	Level 2	Level 3
Assets:
Investments	$1,288	$--	$--
Liabilities:
Interest Rate Swap	$--	$88	$--

In February 2008, the FASB issued FSP No. 157-2 which allows companies to elect a one-year deferral of adoption of SFAS 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company has elected the deferral option permitted by FSP No. 157-2 for its non-recurring non-financial assets and non-financial liabilities.  Non-recurring non-financial assets and non-financial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill and long-lived assets for impairment testing.  FSP No. 157-2 is effective for the Company beginning January 1, 2009.

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments, which are not reported at market value on the financial statements.

CASH AND CASH EQUIVALENTS – Cash equivalents consist of highly liquid instruments with original maturities at the time of purchase of three months or less.  The carrying amount approximates fair value.

RESTRICTED CASH – As part of the December 2007 bond offering, described in Note 8 to the Notes to the Consolidated Financial Statements, the Company recorded unused proceeds from this bond issuance as restricted cash as the funds can only be used for certain capital expenditures.  The Company used the remainder of the proceeds during 2008.

LONG-TERM DEBT – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of December 31, 2008 and 2007, the estimated fair value of the Company's long-term debt was $77,228,000 and $91,109,000, respectively, as compared to the carrying amounts of $92,227,000 and $92,285,000, respectively.

The fair values shown above have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments" and do not purport to represent the amounts at which those obligations would be settled.

INTEREST RATE SWAP – In 2004, Connecticut Water entered into a five-year interest rate swap associated with its $12.5 million 2004 series variable rate unsecured water facilities revenue refinancing bonds to manage the Company’s exposure to fluctuations in prevailing interest rates.  The swap agreement qualifies for hedge treatment under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.”  The fair value of the interest rate swap is included in the Company’s Consolidated Balance sheet in "Other Current Liabilities" at December 31, 2008 was approximately $88,000 and in "Deferred Charges and Other Costs" at December 31, 2007 was approximately $45,000.  Changes in the fair value of this derivative instrument are recorded in “Other Comprehensive Income” in Common Stockholders’ Equity.  The interest rate swap agreement expired on March 3, 2009.

Connecticut Water Service, Inc. and Subsidiaries

NOTE 8:  LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following:

(in thousands)		2008	2007
The Connecticut Water Company:
Unsecured Water Facilities Revenue Bonds
5.05%	1998 Series A, Due 2028	$9,635	$9,640
5.125%	1998 Series B, Due 2028	7,615	7,635
4.40%	2003A Series, Due 2020	8,000	8,000
5.00%	2003C Series, Due 2022	14,915	14,915
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.00%	2005 A Series, Due 2040	14,935	14,960
5.00%	2007 A Series, Due 2037	15,000	15,000
Total The Connecticut Water Company		92,150	92,200
Chester Realty:
Secured
6.39%	NewAlliance Bank, Due 2017	85	92
Total Chester Realty		85	92
Total Connecticut Water Service, Inc.		92,235	92,292
Less Current Portion		(8)	(7)
Total Long-Term Debt		$92,227	$92,285

The Company’s principal payments required for years 2009 – 2013 are as follows:

(in thousands)
2009	$8
2010	8
2011	8
2012	9
2013	9

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

In connection with the 2004 issuance of the $12.5 million variable rate bonds, Connecticut Water entered into an interest rate swap transaction with a counterparty in the notional principal amount of $12,500,000.  The interest rate swap agreement provides that, beginning in April 2004 and thereafter on a monthly basis, Connecticut Water will pay the counterparty a fixed interest rate of 3.73% on the notional amount for a period of five years.  In exchange, the counterparty will, beginning in April 2004 and thereafter on a monthly basis, pay Connecticut Water a floating interest rate (based on 105% of the U.S. Dollar one-month LIBOR rate) on the notional amount for a period of five years.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in prevailing interest rates.  The interest rate swap agreement expired on March 3, 2009.  See Note 7.

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

The outstanding 2003 Series C, September 1, 2008 Unsecured Water Facility Revenue Bonds of Connecticut Water may be initially called for redemption on October 1, 2009 at 100% plus accrued interest.

Financial Covenants – The Company is required to comply with certain covenants in connection with various long term loan agreements.  The covenants are normal and customary in bank and loan agreements.  The Company was in compliance with the covenants at December 31, 2008.

Connecticut Water Service, Inc. and Subsidiaries

NOTE 9:  PREFERRED STOCK

The Company’s Preferred Stock at December 31, consisted of the following:

(in thousands, except share data)	2008	2007
Connecticut Water Service, Inc.
Cumulative Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares	$300	$300
Cumulative Series $0.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares, Issued and Outstanding 24,999	472	472
Total Preferred Stock	$772	$772

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

NOTE 10:  BANK LINES OF CREDIT

The Company’s total available lines of credit totaled $21,000,000 at December 31, 2008 and 2007, respectively.  During 2007, the Company increased these lines because of expected increased construction spending and recently completed acquisitions.  The largest line was renewed and increased in the fourth quarter of 2007 and does not have an expiration date.  The two other lines of credit, of which one renewed in the second quarter of 2008, the other in the third quarter of 2007, have terms of 12 and 24 months, respectively.  As of December 31, 2008 and 2007, the outstanding borrowings from bank lines of credit were $12,074,000 and $6,459,000 respectively.  In November 2008, the Company was authorized by the Board of Directors to increase the available lines of credit to approximately $40 million.

At December 31, 2008 and 2007, the weighted average interest rates on these short-term borrowings outstanding were 1.96% and 5.47%, respectively.

NOTE 11:  UTILITY PLANT AND CONSTRUCTION PROGRAM

The components of utility plant and equipment at December 31, were as follows:

(in thousands)	2008	2007
Land	$9,917	$9,507
Source of supply	27,605	25,876
Pumping	27,646	24,999
Water treatment	54,643	52,919
Transmission and distribution	268,927	246,676
General	28,921	25,235
Held for future use	419	429
Acquisition Adjustment	(7,607)	(1,220)
Total	$410,471	$384,421

The amounts of depreciable utility plant at December 31, 2008 and 2007 included in total utility plant were $360,440,000 and $336,204,000, respectively.  Non-depreciable plant is primarily funded through CIAC.

Connecticut Water Service, Inc. and Subsidiaries

NOTE 12:  TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

(in thousands)	2008	2007	2006
Municipal Property Taxes	$5,129	$4,903	$4,743
Payroll Taxes	912	837	832
Total Taxes Other than Income Taxes	$6,041	$5,740	$5,575

NOTE 13:  LONG-TERM COMPENSATION ARRANGEMENTS

The Company has accrued for the following long-term compensation arrangements as of December 31, 2008 and 2007:

(in thousands)	2008	2007
Defined Benefit Pension Plan	$9,624	$2,199
Post Retirement Benefit Other than Pension	3,347	6,464
Supplemental Executive Retirement Plan	3,723	4,055
Deferred Compensation	1,342	1,325
Other Long-Term Compensation	295	674
Total Long-Term Compensation Arrangements	$18,331	$14,717

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

The targeted asset allocation ratios for those plans as set by the Committee at December 31, 2008 and 2007 were:

	2008	2007
Equity	65%	65%
Fixed Income	35%	35%
Total	100%	100%

The Committee recognizes that a variation of up to 5% in either direction from its targeted asset allocation mix is acceptable due to market fluctuations.  In December 2008 the Company’s Pension Committee determined to delay a rebalancing of the assets due to the unusual volatility in market conditions.

Our expected long-term rate of return on the various benefit plan assets is based upon the plan’s expected asset allocation, expected returns on various classes of plan assets as well as historical returns.  The expected long-term rate of return on the Company’s pension plan is 8%.

Connecticut Water Service, Inc. and Subsidiaries

PENSION
Defined Benefit Plan – The Company and certain of its subsidiaries have a noncontributory defined benefit pension plan covering qualified employees.  In general, the Company’s policy is to fund accrued pension costs as permitted by federal income tax and Employee Retirement Income Security Act of 1974 regulations.  The Company amortizes actuarial gains and losses over the average remaining service period of active participants, without regard to a specified corridor of a percentage of the greater of the obligation or market-related value of assets.  A contribution of $3,500,000 was made in 2008 for the 2007 plan year.  The Company expects to make a contribution of approximately $3,300,000 in 2009 for the 2008 plan year.

The Company has amended its pension plan to exclude employees hired after January 1, 2009.

The following tables set forth the benefit obligation and fair value of the assets of the Company’s retirement plans at December 31, the latest valuation date:

Pension Benefits (in thousands)	2008	2007
Change in benefit obligation:
Benefit obligation, beginning of year	$30,365	$31,539
Service cost	1,259	1,277
Interest cost	1,906	1,789
Actuarial loss (gain)	410	(2,415)
Benefits paid	(1,054)	(1,825)
Benefit obligation, end of year	$32,886	$30,365

Change in plan assets:
Fair value, beginning of year	$28,166	$28,015
Actual return on plan assets	(7,350)	1,931
Employer contributions	3,500	45
Benefits paid	(1,054)	(1,825)
Fair value, end of year	$23,262	$28,166

Funded Status	$(9,624)	$(2,199)

Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$--	$--
Current liability	--	--
Non-current liability	(9,624)	(2,199)
Net amount recognized	$(9,624)	$(2,199)

The accumulated benefit obligation for all defined benefit pension plans was approximately $26,291,000 and $23,934,000 at December 31, 2008 and 2007, respectively.

Weighted-average assumptions used to determine benefit obligations at December 31:	2008	2007
Discount rate	6.25%	6.30%
Rate of compensation increase	4.50%	4.50%
Weighted-average assumptions used to determine net periodic cost for years ended December 31:
Discount rate	6.30%	5.75%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%

The discount rate is based on interest rates for long-term, high quality, fixed income investments.  The Company looks at the general trends of several different bond indices and uses a spot yield curve in order to mimic expected benefit payments.  The Company based its discount rate on a single point on this spot yield curve that approximated the present value of the plan.

Connecticut Water Service, Inc. and Subsidiaries

The following table shows the components of periodic benefit costs:

Pension Benefits (in thousands)	2008	2007	2006
Components of net periodic benefit costs:
Service cost	$1,259	$1,277	$1,228
Interest cost	1,906	1,789	1,681
Expected return on plan assets	(2,120)	(2,017)	(1,836)

Amortization of:
Net transition obligation	2	2	2
Net loss	69	69	75
Prior service cost	142	345	491
Net Periodic Pension Benefit Costs	$1,258	$1,465	$1,641

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset (liability):

Pension Benefits (in thousands)	2008	2007
Change in net loss (gain)	$9,880	$(2,329)
Amortization of transition obligation	(2)	(2)
Amortization of net loss	(69)	(69)
Amortization of prior service cost	(142)	(345)
Total recognized to Regulatory Asset (Liability)	$9,667	$(2,745)

Amounts Recognized as a Regulatory Asset (Liability) at December 31:	2008	2007
Transition obligation	$6	$9
Prior service cost	516	585
Net (gain) loss	8,984	(754)
Total Recognized as a Regulatory Asset (Liability)	$9,506	$(160)

Estimated Net Periodic Benefit Cost Amortizations for the periods January 1 - December 31:	2009
Amortization of transition obligation	$2
Amortization of prior service cost	69
Amortization of net loss	380
Total Estimated Net Periodic Benefit Cost Amortizations	$451

Plan Assets
The Company’s pension plan weighted-average asset allocations at December 31, 2008, and 2007 by asset category were as follows:

	2008	2007
Equity	58%	64%
Fixed Income	42%	36%
Total	100%	100%

During the last part of 2008, the Company’s investments in equity securities had lost value in relation to the overall holdings in the pension plan.  Due to market uncertainty and volatility, the Company has not rebalanced the pension plan assets to more closely align with the stated target allocation.

The Plan’s expected future benefit payments are:

(in thousands)
2009	$1,443
2010	1,924
2011	1,482
2012	2,713
2013	1,982
Years 2014 – 2018	16,465

Connecticut Water Service, Inc. and Subsidiaries

POST-RETIREMENT BENEFITS OTHER THAN PENSION (PBOP) – In addition to providing pension benefits, Connecticut Water, provides certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust that has been approved by the DPUC.  Substantially all of Connecticut Water’s employees may become eligible for these benefits if they retire on or after age 55 with 10 years of service.  The contribution for calendar years 2008 and 2007 was $841,600 and $1,758,600, respectively.

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

Another subsidiary company, Barnstable Water, also provides certain health care benefits to eligible retired employees.  Substantially all Barnstable Water employees may become eligible for these benefits if they retire on or after age 65 with at least 15 years of service.  Post-65 medical coverage is provided for employees up to a maximum coverage of $500 per quarter. Barnstable Water’s PBOP currently is not funded.  Barnstable Water no longer has any employees; therefore, no new participants will be entering Barnstable Water’s PBOP.  The tables below do not include Barnstable Water’s PBOP.  Barnstable Water’s PBOP had a Benefit Obligation of $53,000 and $54,000 at December 31, 2008 and 2007, respectively.  Additionally, this plan did not hold any assets as of December 31, 2008 and 2007.  Barnstable Water’s PBOP did not have any net periodic benefit costs.

The Company has amended its PBOP to exclude employees hired after January 1, 2009.  In addition, effective April 1, 2009, the Company will no longer provide prescription drug coverage for its retirees age 65 and over.  Those retirees, who are entitled to Medicare coverage, will continue to receive the current non-prescription medical coverage.

The following tables set forth the benefit obligation and fair value of the assets of the Connecticut Water’s post-retirement health care benefits at December 31, the latest valuation date:

PBOP Benefits (in thousands)	2008	2007
Change in benefit obligation:
Benefit obligation, beginning of year	$12,316	$10,283
Service cost	632	651
Interest cost	657	610
Plan participant contributions	144	138
Plan amendments	(3,088)	--
Actuarial (gain) loss	(2,249)	1,083
Benefits paid	(423)	(449)
Benefit obligation, end of year	$7,989	$12,316

Change in plan assets:
Fair value, beginning of year	$5,906	$4,260
Actual return on plan assets	(1,774)	198
Employer contributions	842	1,759
Participants’ contributions	143	138
Benefits paid	(423)	(449)
Fair value, end of year	$4,694	$5,906

Funded Status	$(3,295)	$(6,410)

Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$--	$--
Current liability	--	--
Non-current liability	(3,295)	(6,410)
Net amount recognized	$(3,295)	$(6,410)

Weighted-average assumptions used to determine benefit obligations at December 31:	2008	2007
Discount rate	6.20%	6.30%
Rate of compensation increase	4.50%	4.50%
Weighted-average assumptions used to determine net periodic cost for years ended December 31:
Discount rate	6.30%	5.75%
Expected long-term return on plan assets	5.00%	5.00%
Rate of compensation increase	4.50%	4.50%

The discount rate is based on interest rates for long-term, high quality, fixed income investments.  The Company looks at the general trends of several different bond indices.

Connecticut Water Service, Inc. and Subsidiaries

The following table shows the components of periodic benefit costs:

PBOP Benefits (in thousands)	2008	2007	2006
Components of net periodic benefit costs:
Service cost	$632	$651	$599
Interest cost	657	610	485
Expected return on plan assets	(271)	(189)	(178)
Other	225	225	--

Amortization of:
Net transition obligation	120	120	120
Recognized net loss	202	342	273
Net Periodic Post Retirement Benefit Costs	$1,565	$1,759	$1,299

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset (liability):

PBOP Benefits (in thousands)	2008	2007
Change in prior service (credit)	$(3,088)	$--
Change in net (gain) loss	(203)	1,074
Amortization of transition obligation	(120)	(120)
Amortization of net loss	(203)	(342)
Total recognized to Regulatory (Liability) Asset	$(3,614)	$612

Amounts Recognized as a Regulatory Asset at December 31:	2008	2007
Transition obligation	$--	$602
Prior service cost	(2,606)	--
Net (gain) loss	3,205	3,611
Total Recognized as a Regulatory Asset	$599	$4,213

There were no other changes in plan assets and benefit obligations recognized as a regulatory asset.

Estimate Benefit Cost Amortizations for the periods January 1 - December 31:	2009
Amortization of transition obligation	$--
Amortization of prior service cost	(406)
Amortization of net loss (gain)	208
Total Estimated Net Periodic Benefit Cost Amortizations	$(198)

Assumed health care cost trend rates at December 31:	2008		2007
	Medical	Dental	Medical	Dental
Health care cost trend rate assumed for next year (1)	10.0%	10.0%	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018	2018	2017	2017

(1) – Zero percent trend rate from 2008 to 2009.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects on Connecticut Water’s plan and would have no impact on the Barnstable Water plan:

(in thousands)	1 Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$219	$(178)
Effect on post-retirement benefit obligation	$868	$(731)

Connecticut Water Service, Inc. and Subsidiaries

Plan Assets
Barnstable Water’s other post-retirement benefit plan has no assets.  Connecticut Water’s other post-retirement benefit plan weighted-average asset allocations at December 31, 2008 and 2007 by asset category were as follows:

	2008	2007
Equity	56%	44%
Fixed Income	44%	56%
Total	100%	100%

During the last part of 2008, the Company’s investments in equity securities had lost value in relation to the overall holdings in the PBOP.  Due to market uncertainty and volatility, the Company has not rebalanced the PBOP assets to more closely align with the stated target allocation.  In December 2008, the Company’s Pension Committee determined to delay a rebalancing of the assets due to the unusual volatility in market conditions.  The Company anticipates a return to its investment strategy in 2009.  In 2007, the Company made its annual contribution in late December, in the table above, this contribution is classified as fixed income as there was not enough time for these funds to be invested in line with the plan’s target allocation.

Cash Flows
Connecticut Water contributed $841,600 to its other post-retirement benefit plan in 2008 for plan year 2008.  The Company expects to make a contribution of approximately $820,000 in 2009 for plan year 2009.

Expected future benefit payments are:

(in thousands)
2009	$368
2010	380
2011	407
2012	454
2013	474
Years 2014 – 2018	3,121

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (SERP) – The Company and certain of its subsidiaries provide additional pension benefits to senior management through supplemental executive retirement contracts.  At December 31, 2008 and 2007, the actuarial present values of the projected benefit obligation of these contracts were $3,188,000 and $3,109,000, respectively.  Expense associated with these contracts was approximately $48,000 for 2008, $1,363,000 for 2007, and $503,000 for 2006 and is reflected in Other Income (Deductions) in the Statements of Income.  The 2007 SERP expense included costs associated with the retirement of a former executive.

Included in Other Property and Investments at December 31, 2008 and 2007 is $2,987,000 and $3,742,000 of marketable securities purchased by the Company to fund these obligations.

SAVINGS PLAN (401(k)) – The Company and certain of its subsidiaries maintain an employee savings plan which allows participants to contribute from 1% to 50% of pre-tax compensation plus for those aged 50 years and older catch-up contributions as allowed by law. The Company matches 50 cents for each dollar contributed by the employee up to 4% of the employee’s compensation.  The Company contribution charged to expense in 2008, 2007 and 2006 was $231,000, $213,000, and $186,000, respectively.

The Plan creates the possibility for an “incentive bonus” contribution to the 401(k) plan tied to the attainment of a specific goal or goals to be identified each year.  If the specific goal or goals are attained by the end of the year, all eligible employees, except officers and certain key employees, may receive up to an additional 1% of their annual base salary as a direct contribution to their 401(k) account. No incentive bonus was awarded in 2008, 2007 or 2006.

Effective January 1, 2009, the Company changed its 401(k) plan to meet the requirements of a special IRS safe harbor.  Under the provisions of this safe harbor plan, the Company’s 50% matching contribution has been eliminated.  Also, the Company will make an automatic contribution of 3% of compensation for all eligible employees, even if the employee does not make their own contributions.  For employees hired after January 1, 2009 and ineligible to participate in the Company’s pension plan, the Company will contribute an additional 1.5% of compensation.

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

The Company’s 2004 Performance Stock Program (2004 PSP), approved by shareholders in 2004, authorizes the issuance of up to 700,000 shares of Company Common Stock.  As of December 31, 2008, there were 595,538 shares available for grant.  There are four forms of awards under the 2004 PSP.  Stock options are one form of award.  The Company has not issued any stock options since 2003, and does not anticipate issuing any for the foreseeable future.  The other three forms of award which the Company has continued to issue are:  Restricted Stock, Performance Shares and Cash Units.

Under the original Plans (1994 PSP) there were 700,000 shares authorized and 221,660 shares available for payment of dividend equivalents on shares already awarded under the 1994 PSP as performance shares at December 31, 2008.

Under the 2004 PSP and 1994 PSP (collectively, the PSPs), restricted shares of Common Stock, common stock equivalents or cash units may be awarded annually to officers and key employees.  Based upon the occurrence of certain events, including the achievement of goals established by the Compensation Committee, the restrictions on the stock can be removed.  Amounts charged to expense on account of restricted shares of Common Stock, common stock equivalents or cash units pursuant to the PSPs were $714,000, $542,000 and $702,000, for 2008, 2007 and 2006, respectively.

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

No stock options were awarded or issued during 2008, 2007 or 2006.

For the Years Ended December 31:	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding, beginning of year	106,661	$24.74	180,853	$24.62	202,271	$24.04
Granted	--	--	--	--	--	--
Forfeited	--	--	--	--	--	--
Terminated	--	--	(36,286)	27.71	(4,456)	27.95
Exercised	(11,775)	18.47	(37,906)	21.33	(16,962)	16.76
Outstanding, end of year	94,886	$25.52	106,661	$24.74	180,853	$24.62

Exercisable, end of year	94,886	$25.52	106,661	$24.74	171,840	$24.39

The intrinsic value of options exercised during the year ended December 31, 2008 was $85,000.  The following table summarizes the price ranges of the options outstanding and options exercisable as of December 31, 2008:

	Options Outstanding and Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
Range of prices:
$18.00 - $20.99	14,074	1.9	$20.42
$21.00 - $23.99	17,498	0.9	22.33
$24.00 - $26.99	22,535	3.9	25.78
$27.00 - $29.99	40,779	3.9	28.51
	94,886	3.1	$25.52

The intrinsic value of exercisable options as of December 31, 2008 was approximately $60,000.  The average remaining contractual term of exercisable options as of December 31, 2008 was approximately 3.1 years.

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

RESTRICTED STOCK (Non-Performance-Based Awards) – The following tables summarize the non-performance-based restricted stock amounts and activity:

For the years ended December 31,	2008		2007
	Number of Shares	Grant Date Weighted Average Fair Value	Number of Shares	Grant Date Weighted Average Fair Value
Non-vested at beginning of year	15,993	$25.17	26,495	$25.20
Granted	--	--	--	--
Vested	(3,773)	25.18	(8,458)	25.24
Forfeited	--	--	(2,044)	25.24
Non-vested at end of year	12,220	$25.18	15,993	$25.17

There were no vested restricted stock shares as of December 31, 2006.  The shares began vesting during 2007.  There were no forfeitures during 2008.  There were 2,044 forfeitures of non-performance–based restricted stock for the year ended December 31, 2007.

Total stock-based compensation recorded in the statement of income related to the non-performance-based restricted stock awards was $95,000, $48,000 and $187,000 during the years ended December 31, 2008, 2007 and 2006, respectively, including accelerated vesting for an approved retirement in 2006.  The Compensation Committee of the Board of Directors may approve retirement of key employees that trigger accelerating vesting.

As of December 31, 2008, $282,000 of unrecognized compensation costs related to non-performance-based restricted stock is expected to be recognized over a straight-line basis for a period of 6 years.

RESTRICTED STOCK AND COMMON STOCK EQUIVALENTS (Performance-Based) – The following tables summarize the performance-based restricted stock amounts and activity:

For the years ended December 31,	2008		2007
	Number of Shares	Grant Date Weighted Average Fair Value	Number of Shares	Grant Date Weighted Average Fair Value
Non-vested at beginning of year	22,703	$24.45	18,059	$25.90
Granted	17,108	23.92	13,186	22.38
Vested	(5,126)	22.88	(7,666)	24.26
Forfeited	(2,241)	24.26	(876)	24.93
Non-vested at end of year	32,444	$24.43	22,703	$24.45

Total stock based compensation recorded in the Consolidated Statements of Income related to performance-based restricted stock awards was $619,000, $494,000, and $515,000 for the year ended December 31, 2008, 2007, and 2006, respectively.

The Company is estimating a forfeiture rate of 30%.  Upon meeting specific performance targets, 27,200 shares, reduced for actual performance targets achieved in 2008, will begin vesting in the first quarter of 2010 and the remaining earned shares will vest over three years.  The cost is being recognized ratably over the vesting period.  The aggregate intrinsic value of performance-based restricted stock as of December 31, 2008 was $381,000.

Connecticut Water Service, Inc. and Subsidiaries

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

Financial data for reportable segments is as follows:

(in thousands)	Revenues	Depreciation	Other Operating Expenses	Other Income (Deductions)	Interest Expense (net of AFUDC)	Income Taxes	Income (Loss) from Continuing Operations
For the year ended December 31, 2008
Water Activities	$62,288	$6,438	$38,027	$(326)	$5,075	$3,628	$8,794
Real Estate Transactions	--	--	--	--	--	160	(160)
Services and Rentals	4,855	23	3,596	--	(6)	452	790
Total	$67,143	$6,461	$41,623	$(326)	$5,069	$4,240	$9,424
For the year ended December 31, 2007
Water Activities	$60,025	$6,525	$35,755	$(1,641)	$4,281	$3,860	$7,963
Real Estate Transactions	227	--	101	--	--	(41)	167
Services and Rentals	4,411	25	3,304	--	20	411	651
Total	$64,663	$6,550	$39,160	$(1,641)	$4,301	$4,230	$8,781
For the year ended December 31, 2006
Water Activities	$47,927	$5,881	$32,166	$(598)	$3,969	$1,183	$4,130
Real Estate Transactions	1,002	--	359	--	--	(1,420)	2,063
Services and Rentals	4,092	36	3,189	--	8	344	515
Total	$53,021	$5,917	$35,714	$(598)	$3,977	$107	$6,708

The Revenues shown in Water Activities above consist of revenues from water customers of $61,270,000, $59,026,000 and $46,945,000 in the years 2008, 2007 and 2006, respectively.  Additionally, there were revenues associated with utility plant leased to others of $1,018,000, $999,000 and $982,000 in the years 2008, 2007 and 2006, respectively.

The table below shows assets by segment:

At December 31 (in thousands):	2008	2007
Total Plant and Other Investments:
Water	$304,591	$283,641
Non-Water	676	673
Total Plant and Other Investments	305,267	284,314

Other Assets:
Water	64,734	73,421
Non-Water	2,430	3,078
Total Other Assets	67,164	76,499
Total Assets	$372,431	$360,813

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

On January 16, 2007, the DPUC issued its final decision and approved a Settlement Agreement; negotiated with the Office of Consumer Counsel and the DPUC’s Prosecutorial Staff; that allowed Connecticut Water an increase of revenues of approximately $10,940,000, or 22.3%.  The Settlement Agreement allowed Connecticut Water to defer a portion of the approved rate increase, approximately $3.8 million through December 31, 2007 and $4.8 million through March 31, 2008. The Company recognized that increase through recording deferred revenues and a corresponding regulatory asset, as required by the decision.  On January 31, 2008, the Company filed to reopen the case, a procedure required by the Settlement Agreement, to implement the second phase. In addition to the approval for the inclusion in current rates of the previously approved deferred revenues of $4.8 million, the filing includes requested recovery of the costs associated with $15.5 million of additional capital investments made in 2007.  On March 28, 2008 an 11.95% increase was approved.  The approved rates became effective on April 1, 2008.

In June 2007, the State of Connecticut adopted legislation which permits regulated water companies to recapture money spent on eligible infrastructure improvements without a full rate case proceeding.  The DPUC may authorize regulated water companies to use a rate adjustment mechanism, such as a Water Infrastructure and Conservation Adjustment (WICA), for eligible projects completed and in service for the benefit of the customers.  Regulated water companies may only charge customers such an adjustment to the extent allowed by the DPUC based on a water company’s infrastructure assessment report, as approved by the DPUC and upon semiannual filings which reflect plant additions consistent with such report.  The Company does not expect to file for a surcharge under the WICA mechanism until the second quarter of 2009, approximately 90 days after the surcharge filing; customers would begin to see an increase in their bills.

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

The Company made no land dispositions during the fiscal year ended December 31, 2008.  However, during 2008, the Company entered into negotiations with the town of Windsor Locks, Connecticut to sell a conservation easement on a well field property no longer needed as a source of supply for $2.16 million.  The Company plans to file an application with the DPUC in March 2009 and approval is expected in the second half of 2009.  Subject to successful receipt of DPUC approval, and of final authorization for the town to proceed with the transaction, the Company expects the transaction to be completed in 2009.  If the transaction closes, the Company estimates that it will generate approximately $1.0 million in net income in the Real Estate segment.  The Company currently has no other specific plans for land transactions in 2009 and beyond.

19 Perry Street Litigation – Connecticut Water’s Unionville division has for many years operated a well field located at 19 Perry Street, Farmington, Connecticut, pursuant to a 99-year lease entered into in 1975 with the property owner.  This well field provides approximately half of the daily water supply requirements to the customers of the Unionville division.  In 2004, the original property owner ceased business operations.  The property is now owned by 19 Perry Street, LLC, which obtained the property through a foreclosure proceeding.  In June 2007, the new owner commenced a lawsuit in Hartford Superior Court (Housing Section), asserting that Connecticut Water is in unlawful possession of the property under several theories, including that the lease is invalid and that Connecticut Water has failed to pay rent when due.  A trial before a judge was held in November 2007, and a decision was issued on April 30, 2008.  In its decision, the Court ruled that the lease is valid.  However, in deciding the parties’ contentions regarding the proper form and amount of rental payments due, the Court ruled that Connecticut Water was in breach of its obligation to pay rent on the property and therefore entered an order of eviction.

On May 5, 2008, Connecticut Water filed a timely appeal of the decision in the Connecticut Appellate Court.  This appeal stays the eviction order until the Appellate Court rules on Connecticut Water’s claims that the trial court erred.  At this time, the outcome of the appeal is uncertain.  On August 5, 2008, Connecticut Water was served with a related lawsuit in which 19 Perry Street, LLC seeks the payment of back rent with respect to the property.  As of February 23, 2009, the lawsuit for back rent has been stayed pending the resolution of the appeal related to the eviction case.  The Company intends to maintain its use of the property to provide water to customers of its Unionville division while the appeal is pending.  In addition, Connecticut Water will consider all other options with respect to its well field use of the property, including the outright purchase of the property or the exercise of Connecticut Water’s right to take the property by initiating eminent domain proceedings under applicable law.

Capital Expenditures – The Company has received approval from its Board of Directors to spend $26.4 million on capital expenditures in 2009, in part due to increased spending in order to take advantage of the WICA legislation.

Connecticut Water Service, Inc. and Subsidiaries

NOTE 17:  SUBSEQUENT EVENTS

ACQUISITIONS – On July 23, 2008, the Company announced that it had reached a definitive purchase agreement with Ellington Acres Company (Ellington Acres) to purchase all of Ellington Acres’ outstanding stock for approximately $1.5 million.  Ellington Acres is a regulated water company serving approximately 750 customers in Ellington, Connecticut, situated between two systems in the Company’s Northern Region that the Company had planned to interconnect.  The Company will be able to interconnect the two systems in the Northern Region with Ellington Acres, saving ratepayers of both Connecticut Water and Ellington Acres significant capital expenditures.  The DPUC approved the acquisition in December 2008 and the Company completed the transaction on January 16, 2009.

NOTE 18:  QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data for the years ended December 31, 2008 and 2007 appears below:

(in thousands, except for per share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2008	2007	2008	2007	2008	2007	2008	2007
Operating Revenues	$13,569	$13,162	$16,020	$14,446	$17,040	$16,951	$14,641	$14,467
Total Utility Operating Income	2,812	2,412	3,982	2,969	3,994	5,021	3,187	2,852
Income from Continuing Operations	1,705	1,475	2,951	1,862	2,835	3,899	1,933	1,545
Net Income	1,705	1,475	2,951	1,862	2,835	3,899	1,933	1,545
Basic Earnings per Common Share – Continuing Operations	0.20	0.18	0.35	0.22	0.34	0.47	0.23	0.19
Basic Earnings per Common Share	0.20	0.18	0.35	0.22	0.34	0.47	0.23	0.19

Exhibit Number	Description
3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).
3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 17, 2007. (Exhibit 3.1 to Form 8-K filed on August 21, 2007).
3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001. (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended 3/31/03).
4.1	Loan Agreement dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.12 to Form 10-K for the year ended 12/31/03).
4.2	Indenture of Trust dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.13 to Form 10-K for the year ended 12/31/03).
4.3	Loan Agreement dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.14 to Form 10-K for the year ended 12/31/03).
4.4	Indenture of Trust dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.15 to Form 10-K for the year ended 12/31/03).
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

4.33
Bond Purchase Agreement, dated December 5, 2007, among The Connecticut Water Company, Connecticut Development Authority, and Edward Jones and Company, L.P. water facilities Revenue Bonds – 2007A Series (AMT).  (Exhibit 4.33 to Form 10-K for the year ended 12/31/07)

4.34
Loan Agreement dated as of December 5, 2007, among The Connecticut Water Company, and Connecticut Development Authority, Water Facilities Revenue Bonds – 2007A Series (AMT).  (Exhibit 4.34 to Form 10-K for the year ended 12/31/07)

4.35
Indenture of Trust dated as of December 5, 2007, among The Connecticut Water Company, and Connecticut Development Authority, Water Facilities Revenue Bonds – 2007A Series (AMT).  (Exhibit 4.35 to Form 10-K for the year ended 12/31/07)

10.1
Pension Plan Fiduciary Liability Insurance for The Connecticut Water Company Employees' Retirement Plan and Trust, Savings Plan of The Connecticut Water Company and The Connecticut Water Company VEBA Trust Fund.  (Exhibit 10.1 to Registration Statement No. 2-74938).

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

10.4f*	Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit-Sharing Plan.
10.5	The Connecticut Water Company Employees’ Retirement Plan as amended and restated as of January 1, 1997. (Exhibit 10.11 to Form 10-K for the year ended 12/31/98).
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
10.5h
Eighth Amendment, effective March 28, 2005, to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997.  (Exhibit 10.5h to Form 10-K for the year ended 12/31/07).

10.5i
Ninth Amendment, effective August 9, 2006, to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997.  (Exhibit 10.5i to Form 10-K for the year ended 12/31/07).

10.5j	Tenth Amendment, effective January 1, 2008, to the amended and restated Connecticut Water Company Employees’ Retirement plan effective January 1, 1997. (Exhibit 10.1 to Form 8-K dated 1/13/09).
10.5k	Eleventh Amendment, effective January 1, 2009, to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.2 to Form 8-K dated 1/13/09).
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

10.10	Dividend Reinvestment and Common Stock Purchase Plan, as amended and restated as of August 19, 2008. (Exhibit 4 to Form S-3, Registration Statement No. 333-153910, filed on October 8, 2008).
10.11	Contract for Supplying Bradley International Airport. (Exhibit 10.21 to Form 10-K for the year ended 12/31/84).
10.12	Report of South Windsor Task Force. (Exhibit 10.23 to Form 10-K for the year ended 12/31/87).
10.13	Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. (Exhibit 10.21 to Form 10-K for year ended 12/31/89).
10.14	1994 Performance Stock Program, as amended and restated as of April 26, 2002. (Exhibit A to Proxy Statement dated 3/19/02).
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

10.16b	Final Decision of the Connecticut DPUC, Docket No. 06-07-08, dated January 16, 2007. (Exhibit 99.2 to Form 8-K dated 1/18/07).
10.16c	Final Decision of the Connecticut DPUC, Docket No. 06-07-08, dated March 28, 2008. (Exhibit 99.1 to Form 8-K dated 4/3/08).
10.17	Connecticut Water Service, Inc. and Subsidiaries Employee Code of Conduct, January 24, 2008.
10.18
Stock Purchase Agreement between The Connecticut Water Company and Ellington Acres Company and the shareholders of Ellington Acres Company, dated as of July 21, 2008 (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2008).

10.19*
Form of Amended Restated Employment Agreement with the Company’s executive officers, including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Thomas R. Marston
d)  Terrance P. O’Neill
e)  Eric W. Thornburg
f)  Maureen P. Westbrook

10.20*	Form of Amended Restated Employment Agreement with the Company’s executive officers, including: a) Kristen A. Johnson b) Daniel J. Meaney c) Nicholas A. Rinaldi
10.21*
Form of Amended and Restated Supplemental Executive Retirement Agreement with the Company’s executive officers, including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Kristen A. Johnson
d)  Thomas R. Marston
e)  Daniel J. Meaney
f)  Terrance P. O’Neill
g)  Nicholas A. Rinaldi
h)  Eric W. Thornburg
i)  Maureen P. Westbrook

10.22
Form of Amended and Restated Deferred Compensation Agreement with the Company’s executive officers (Exhibit 10.3 to Form 8-K filed on January 30, 2008), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Kristen A. Johnson
d)  Thomas R. Marston
e)  Daniel J. Meaney
f)  Terrance P. O’Neill
g)  Nicholas A. Rinaldi
h)  Eric W. Thornburg
i)  Maureen P. Westbrook

21*	Connecticut Water Service, Inc. Subsidiaries Listing.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.
31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.
32.1*	Certification of Eric W. Thornburg, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Note:	Exhibits 10.1 through 10.5k, 10.13 through 10.15g, and 10.19 through 10.22 set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

* = filed herewith

E - 1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTICUT WATER SERVICE, INC. Registrant
March 13, 2009	By /s/ Eric W. Thornburg Eric W. Thornburg Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Connecticut Water Service, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric W. Thornburg Eric W. Thornburg	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 13, 2009
/s/ David C. Benoit David C. Benoit	Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 13, 2009
/s/ Nicholas A. Rinaldi Nicholas A. Rinaldi	Controller (Principal Accounting Officer)	March 13, 2009

Signature	Title	Date
/s/ Mary Ann Hanley Mary Ann Hanley	Director	March 11, 2009
/s/ Heather Hunt Heather Hunt	Director	March 11, 2009
/s/ Mark G. Kachur Mark G. Kachur	Director	March 11, 2009
/s/ David A. Lentini David A. Lentini	Director	March 11, 2009
/s/ Arthur C. Reeds Arthur C. Reeds	Director	March 11, 2009
/s/ Lisa J. Thibdaue Lisa J. Thibdaue	Director	March 11, 2009
/s/ Carol P. Wallace Carol P. Wallace	Director	March 11, 2009
/s/ Donald B. Wilbur Donald B. Wilbur	Director	March 11, 2009

CONNECTICUT WATER SERVICE, INC. and SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
Description	Balance Beginning of Year	Additions Charged to Income	Deductions From Reserves(1)	Balance End of Year
Allowance for Uncollectible Accounts
Year Ended December 31, 2008	$352	$286	$262	$376
Year Ended December 31, 2007	$285	$265	$198	$352
Year Ended December 31, 2006	$256	$225	$196	$285

(1) Amounts charged off as uncollectible after deducting recoveries.

S - 1