Form 10-Q
period 2009-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2009-05-08
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

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
Yes ☒                      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                      No ☐

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

8,505,395

Number of shares of common stock outstanding, March 31, 2009
(Includes 73,412 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
March 31, 2009 and 2008

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
At March 31, 2009 and December 31, 2008
(Unaudited)
(In thousands)

	March 31,	December 31,
ASSETS	2009	2008

Utility Plant	$416,608	$410,471
Construction Work in Progress	6,383	4,577
	422,991	415,048
Accumulated Provision for Depreciation	(118,655)	(115,815)
Net Utility Plant	304,336	299,233

Other Property and Investments	5,897	6,034

Cash and Cash Equivalents	792	684
Accounts Receivable (Less Allowance, 2009 - $417; 2008 - $376)	6,198	6,653
Accrued Unbilled Revenues	4,749	5,372
Materials and Supplies, at Average Cost	1,162	1,095
Prepayments and Other Current Assets	3,688	1,976
Total Current Assets	16,589	15,780

Unamortized Debt Issuance Expense	7,197	7,318
Unrecovered Income Taxes	23,086	22,856
Pension Benefits	8,798	8,911
Post-retirement Benefits Other Than Pension	2,562	2,570
Goodwill	3,608	3,608
Deferred Charges and Other Costs	5,894	6,121
Total Regulatory and Other Long-Term Assets	51,145	51,384

Total Assets	$377,967	$372,431

CAPITALIZATION AND LIABILITIES

Common Stockholders' Equity	$103,192	$103,476
Preferred Stock	772	772
Long-Term Debt	92,216	92,227
Total Capitalization	196,180	196,475

Current Portion of Long Term Debt	8	8
Interim Bank Loans Payable	16,153	12,074
Accounts Payable and Accrued Expenses	5,317	5,700
Accrued Interest	897	870
Other Current Liabilities	348	418
Total Current Liabilities	22,723	19,070

Advances for Construction	39,949	38,928
Contributions in Aid of Construction	50,200	49,420
Deferred Federal and State Income Taxes	30,801	30,472
Unfunded Future Income Taxes	18,127	18,128
Long-Term Compensation Arrangements	18,415	18,331
Unamortized Investment Tax Credits	1,484	1,497
Other Long-Term Liabilities	88	110
Total Long-Term Liabilities	159,064	156,886

Commitments and Contingencies

Total Capitalization and Liabilities	$377,967	$372,431

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At March 31, 2009 and December 31, 2008
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2009	2008

Common Stockholders' Equity
Common Stock Without Par Value Authorized - 25,000,000 Shares;	$66,802	$66,412
Shares Issued and Outstanding: 2009 - 8,505,395 ; 2008 - 8,463,269
Stock Issuance Expense	(1,608)	(1,608)
Retained Earnings	38,547	39,285
Accumulated Other Comprehensive (Loss) Income	(549)	(613)
Total Common Stockholders' Equity	103,192	103,476

Preferrred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and
Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472
Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Long-Term Debt
The Connecticut Water Company
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,625	9,635
5.125% 1998 Series B, due 2028	7,615	7,615
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,915	14,915
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550
5.00% 2005 A Series, due 2040	14,935	14,935
5.00% 2007 A Series, due 2037	15,000	15,000
Total The Connecticut Water Company	92,140	92,150

Unregulated Secured
6.39% NewAlliance Bank, Due 2017	84	85

Total Connecticut Water Service, Inc.	92,224	92,235
Less Current Portion	(8)	(8)
Total Long-Term Debt	92,216	92,227

Total Capitalization	$196,180	$196,475

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands, except per share amounts)

	2009	2008

Operating Revenues	$13,381	$13,569

Operating Expenses
Operation and Maintenance	8,200	7,198
Depreciation	1,633	1,596
Income Taxes	7	618
Taxes Other Than Income Taxes	1,473	1,466
Total Operating Expenses	11,313	10,878

Net Operating Revenues	2,068	2,691

Other Utility Income, Net of Taxes	155	121

Total Utility Operating Income	2,223	2,812

Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	209	190
Allowance for Funds Used During Construction	24	15
Other	(143)	(22)
Total Other Income, Net of Taxes	90	183

Interest and Debt Expense
Interest on Long-Term Debt	1,009	1,056
Other Interest Charges	61	135
Amortization of Debt Expense	99	99
Total Interest and Debt Expense	1,169	1,290

Net Income	1,144	1,705

Preferred Stock Dividend Requirement	9	9
Net Income Applicable to Common Stock	$1,135	$1,696

Weighted Average Common Shares Outstanding:
Basic	8,492	8,395
Diluted	8,493	8,401

Earnings Per Common Share:
Basic	$0.13	$0.20
Diluted	$0.13	$0.20

Dividends Per Common Share	$0.2225	$0.2175

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

Net Income Applicable to Common Stock	$1,135	$1,696

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Income (Expense),
net of tax expense (benefit) of $34 in 2009 and ($80) in 2008	54	(125)
Adjustment to Pension and Post-Retirement Benefits Other
Than Pension, net of tax expense (benefit) of $0 in 2009 and ($1) in 2008	(1)	(1)
Unrealized gain on investments	11	--

Comprehensive Income	$1,199	$1,570

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands, except per share amounts)

	2009	2008

Balance at Beginning of Period	$39,285	$37,272
Net Income Before Preferred Dividends	1,144	1,705
	40,429	38,977

Dividends Declared:
Cumulative Preferred, Class A, $.20 per share	3	3
Cumulative Preferred, Series $.90, $.225 per share	6	6
Common Stock - 2009 $.2225 per share; 2008 $.2175 per share	1,873	1,826
	1,882	1,835

Balance at End of Period	$38,547	$37,142

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008
Operating Activities:
Net Income	$1,144	$1,705

Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Revenues	60	(956)
Allowance for Funds Used During Construction	(40)	(24)
Depreciation (including $204 in 2009, $132 in 2008 charged to other accounts)	1,837	1,880
Change in Assets and Liabilities:
Decrease in Accounts Receivable and Accrued Unbilled Revenues	1,146	1,152
Increase in Other Current Assets	(1,777)	(2,044)
Decrease in Other Non-Current Items	821	449
Decrease in Accounts Payable, Accrued Expenses and
Other Current Liabilities	(892)	(527)
Increase in Deferred Income Taxes and
Investment Tax Credits, Net	67	587
Total Adjustments	1,222	517
Net Cash and Cash Equivalents Provided by Operating Activities	2,366	2,222

Investing Activities:
Company Financed Additions to Utility Plant	(3,215)	(3,535)
(Advances from) Refunds to Others for Construction	(25)	28
Net Additions to Utility Plant Used in Continuing Operations	(3,240)	(3,507)
Purchase of Ellington Acres Company, net of cash acquired of $26	(1,469)	--
Purchase of Eastern and H2O Services Assets	--	(3,500)
Net Cash and Cash Equivalents Used in Investing Activities	(4,709)	(7,007)

Financing Activities:
Net Proceeds from Interim Bank Loans	16,153	12,698
Net Repayment of Interim Bank Loans	(12,074)	(6,459)
Proceeds from Issuance of Common Stock	242	245
Repayment of Long-Term Debt Including Current Portion	(12)	(1)
Costs Incurred to Issue Long-Term Debt and Common Stock	--	(5)
Advances from (Refunds to) Others for Construction	25	(28)
Cash Dividends Paid	(1,883)	(1,827)
Net Cash and Cash Equivalents Provided by Financing Activities	2,451	4,623
Net Increase (Decrease) in Cash and Cash Equivalents	108	(162)
Cash and Cash Equivalents at Beginning of Period	684	337
Cash and Cash Equivalents at End of Period	$792	$175

Non-Cash Investing and Financing Activites
Non-Cash Contributed Utility Plant	$593	$1,320
Short-term Investment of Bond Proceeds Held in Restricted Cash	--	$8,220

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$1,093	$1,540
State and Federal Income Taxes	$50	$432

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

Reclassifications

Certain reclassifications have been made to conform previously reported data to the current presentation, specifically, prior year shares outstanding information as a result of the adoption of FASB Staff Position EITF 03-6-1 as of January 1, 2009, which requires retroactive application, see Note 4.

2. Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three months ended March 31, 2009 and 2008.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31	2009	2008
Service Cost	$339	$306
Interest Cost	505	465
Expected Return on Plan Assets	(571)	(528)
Amortization of:
Transition Obligation	1	1
Prior Service Cost	17	17
Net Loss	95	25
Net Periodic Benefit Cost	$386	$286

The Company plans to make a contribution to the pension plan of $3.3 million for the 2008 plan year during 2009.

Other Post-Retirement Benefits
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31	2009	2008
Service Cost	$123	$186
Interest Cost	123	191
Expected Return on Plan Assets	(68)	(68)
Other	56	--
Amortization of:
Transition Obligation	--	30
Prior Service Cost	(101)	--
Recognized Net Loss	53	90
Net Periodic Benefit Cost	$186	$429

3. Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Connecticut Water Service, Inc. and Subsidiaries

Three months ended March 31,	2009	2008
Common Shares Outstanding
End of Period:	8,505,395	8,410,911
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,492,314	8,394,667
Diluted	8,493,111	8,400,868

Basic Earnings per Share	$0.13	$0.20
Dilutive Effect of Unexercised Stock Options	--	--
Diluted Earnings per Share	$0.13	$0.20

Total unrecognized compensation expense for all stock awards was approximately $1,395,000 as of March 31, 2009 and will be recognized over the next four years.

4. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157).  SFAS 157 provides a single definition of fair value, a framework for measuring fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS 157 is effective for fiscal years beginning after November 15, 2007; as such we partially adopted SFAS 157 in the first quarter of 2008.  In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, (FSP No. 157-2), which delays the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  FSP No. 157-2 is effective for the Company beginning January 1, 2009.  In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”.  In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transaction That Are Not Orderly”.  The Company currently does not have nay financial assets or liabilities that are valued in inactive or non-orderly markets, and as such are not currently impacted by the issuance of FSP 157-3 or FSP 157-4.  The Company has adopted SFAS 157 as of January 1, 2008 and FSP 157-2 as of January 1, 2009.  See Note 5 for additional disclosures regarding fair value.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how the acquiring company shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired company and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) became effective for the Company beginning January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (SFAS 160), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as non-controlling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 did not have an impact on the Company.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company does not currently hold any derivative financial instruments.

In April 2008, the FASB issued FSP 142-3 “Determination of the Useful Life of Intangible Assets.”  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”.  The Company has adopted FSP 142-3 effective January 1, 2009 and will apply it prospectively to intangible assets acquired in the future.  The Company does not anticipate this standard will have a material impact on its financial statements.

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

Connecticut Water Service, Inc. and Subsidiaries

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 (EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  EITF 03-6-1 states that unvested awards of share-based payments with rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share.  As a result, these participating securities will be included in the weighted average number of shares outstanding as disclosed on the face of the income statement.  EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented in financial reports after the effective date shall be adjusted retrospectively to conform to the provisions of EITF 03-6-1.  Early application is not permitted.  The Company adopted EITF 03-6-1 in the first quarter of 2009 and it did not have a material impact on earnings per share, including the prior period.

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  FSP 132(R)-1 is intended to improve disclosures about a company’s postretirement benefit plan assets by requiring more information about how investment allocation decisions are made, major categories of plan assets, fair value assumptions and concentrations of risk.  The disclosures required by FSP 132(R)-1 will be included in the Company’s December 31, 2009 financial statements.  This statement will not impact the consolidated financial results of operations, as the requirements are disclosure-only in nature.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim periods as well as in annual financial statements.  The disclosures required by FSP 107-1 and APB 28-1 are required for interim periods ending after June 15, 2009.  This FSP will not impact the consolidated financial results of operations, as the requirements are disclosure-only in nature.

In April 2009, the FASB issued FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments for both debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not anticipate this standard will have a material impact on its financial statements.

5. Fair Value Disclosures

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”.  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements.  In February 2008, the FASB issued FSP 157-2 which allowed companies to elect a one year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.  The Company adopted SFAS 157 as of January 1, 2008 and FSP 157-2 as of January 1, 2009.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2009:

(in thousands)	Level 1	Level 2	Level 3
Assets:
Investments	$894	$--	$-

6. Segment Reporting

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals.  Financial data for the segments is as follows (in thousands):

Three Months Ended March 31, 2009
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$13,672	$951	$16	$935
Real Estate Transactions	--	--	--	--
Service and Rentals	1,077	343	134	209
Total	$14,749	$1,294	$150	$1,144

Three Months Ended March 31, 2008
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$13,815	$2,205	$690	$1,515
Real Estate Transactions	--	--	--	--
Service and Rentals	1,067	307	117	190
Total	$14,882	$2,512	$807	$1,705

The Revenues shown in Water Activities above consist of revenues from water customers of $13,381,000 and $13,569,000 for the three months ended March 31, 2009 and 2008, respectively.  Additionally, there were revenues associated with utility plant leased to others of $291,000 and $246,000 for the three months ended March 31, 2009 and 2008, respectively.

Connecticut Water Service, Inc. and Subsidiaries

Assets by segment (in thousands):

	March 31, 2009	December 31, 2008
Total Plant and Other Investments:
Water	$309,561	$304,591
Non-Water	672	676
	310,233	305,267
Other Assets:
Water	65,593	64,734
Non-Water	2,141	2,430
	67,734	67,164
Total Assets	$377,967	$372,431

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

From time to time, the Company is assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  There were no such charges for the three month periods ended March 31, 2009 and 2008.  Additionally, there were no accruals relating to interest or penalties as of March 31, 2009 and December 31, 2008.  The Company remains subject to examination by federal authorities for the 2005 through 2008 tax years and by state authorities for the tax years 2003 through 2008.

The Company’s estimated annual effective income tax rate for the first three months of 2009 and 2008, exclusive of discrete items, is 32.5% and 32.1%, respectively.  In addition, the Company recognized an income tax benefit of $264,000 in the three months ended March 31, 2009 recorded for state tax credits earned in 2008.  The resulting reported effective tax rates for the three months ended March 31, 2009 and 2008 were 11.6% and 32.1% respectively.  The statutory income tax rates during the same periods were 39%.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flowthrough tax differences for the taxable year.  The primary flowthrough difference causing the effective rate to be less than the statutory rate in 2009 is the planned pension contribution of $5.2 million which is in excess of its SFAS 87 expense.

Connecticut Water Service, Inc. and Subsidiaries

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our 2008 Annual Report on Form 10-K.

Regulatory Matters and Inflation

During the three months ended March 31, 2009, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2008.

In July 2006, the Company filed a rate application with the Department of Utility Control (DPUC) for Connecticut Water requesting an increase in rates of approximately $14.6 million, or 30%.  On January 16, 2007, the DPUC issued its final decision and approved a Settlement Agreement, negotiated with the Office of Consumer Counsel and the DPUC’s Prosecutorial Staff; that allowed Connecticut Water an increase in revenues of approximately $10,940,000, or 22.3%.  The Settlement Agreement allowed Connecticut Water to defer a portion of the approved rate increase, approximately $3.8 million through December 31, 2007 and $4.8 million through March 31, 2008. The Company recognized that increase through recording deferred revenues and a corresponding regulatory asset, as required by the decision.  On January 31, 2008, the Company filed to reopen the case, a procedure required by the Settlement Agreement, to implement the second phase. In addition to the approval for the inclusion in current rates of the previously approved deferred revenues of $4.8 million, the filing includes requested recovery and a return on $15.5 million of additional capital investments made in 2007.  On March 28, 2008 an 11.95% increase was approved.  The approved rates became effective on April 1, 2008.

On July 23, 2008, the Company announced that it had reached a definitive agreement with Ellington Acres Company (Ellington Acres) to purchase all of Ellington Acres’ outstanding stock for approximately $1.5 million.  Ellington Acres is a regulated water company serving approximately 750 customers in Ellington and Somers, Connecticut, situated between two systems in the Company’s Northern Region that the Company had planned to interconnect.  The Company will be able to interconnect the two systems with Ellington Acres, saving the ratepayers of Connecticut Water and Ellington Acres significant capital expenditures.  The DPUC approved the acquisition in December 2008 and the Company completed the transaction on January 16, 2009.  The $1.5 million purchase price has been preliminarily allocated to amortizable intangible plant, on the Utility Plant line on the Balance Sheet, at March 31, 2009.  The Company has not completed its purchase price allocation at this time.

On October 10, 2008, the Company filed its Infrastructure Assessment Report (IAR) under the Water Infrastructure and Conservation Adjustment (WICA) Act which was passed into law in 2007.  WICA allows the Company to add a surcharge to customers’ bills, subject to an expedited review and approval by the DPUC, to reflect the costs of replacement of certain types of aging utility plant.  The purpose of the IAR is to clearly define the criteria for determining the priority of future replacement projects.  The first public hearing on the Company’s IAR took place on January 16, 2009.  The Company received approval of its IAR from the DPUC on March 26, 2009.  The Company filed for a 1% surcharge under the WICA mechanism on April 24, 2009.  The surcharges can be placed on customers’ bills at the start of a calendar quarter following approval.  If approved as filed, the surcharge will be effective starting July 1, 2009.

In 2008, the Company entered into negotiations with the Town of Windsor Locks, Connecticut and ultimately agreed to sell a conservation easement on a well field property no longer needed as a source of supply for $2.0 million.  Windsor Locks was awarded a grant from the Connecticut Department of Environmental Protection to assist in purchasing the conservation easement in order to permanently protect the approximate 200-acre property from development and guarantee public access to the land for passive recreation.  The Company filed an application with the DPUC and submitted the draft agreement and the form of Conservation Easement to the DPUC on April 3, 2009.  DPUC approval is expected in the second half of 2009.  The Purchase and Sale Agreement between the Company and the Town was executed on May 7, 2009.  Subject to successful receipt of DPUC approval, and of final authorization for the Town to proceed with the transaction, the Company expects the transaction to be completed in 2009.  If the transaction closes, the Company estimates that it will generate approximately $1 million in net income in the Real Estate segment.  The Company currently has no other specific plans for land transactions in 2009 and beyond.

On April 30, 2009, the Company filed with the DPUC an agreement negotiated by and between the Company and the Office of Consumer Counsel, Connecticut’s consumer advocate, to accomplish three goals:  First, a request to equalize depreciation rates across divisions, which would lower depreciation expense,  resulting in a temporary 1.81% reduction of rates for all Connecticut Water customers, effective July 1 through December 31, 2009;  Secondly, an increase in allowed Operation and Maintenance expense equal to the 1.81% of the Company’s previously allowed revenue requirements, effective January 1, 2010;  Finally, an extension of the “stay out” period such that Connecticut Water will not file a new general rate adjustment seeking new rates to take effect any sooner than July 1, 2010.  The net effect of these three items is a temporary rate reduction of 1.81%, off-set by a reduction in Depreciation Expense, for the last six months of 2009, at which time the Company’s rates will revert to their present levels, and a delay of at least six months in Connecticut Water’s next general rate filing.

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

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulations” (SFAS 71), revenue recognition, and pension plan accounting.  Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  There were no significant changes in the application of critical accounting policies or estimates during the first three months of 2009.  Please see Note 4 of the financial statements for newly adopted and recently announced accounting standards.

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

Outlook

The following modifies and updates the “Outlook” section of the Company’s 2008 Annual Report on Form 10-K filed on March 13, 2009.

The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.  The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at or near historical levels, customer growth in the Company’s core regulated water utility business, additional growth in revenues attributable to non-water sales operations, and the timing and adequacy of rate relief when requested, from time to time, by our regulated water company.  The Company experienced greater decline in residential customer usage in the first quarter of 2009 when compared to prior periods.  The approximate 3.4% decline in year over year consumption was greater than a trend that the Company has noted over the past five years.  The 2009 decline was larger than experienced over the past five years of 2%.  The Company will continue to monitor this sales trend.

The Company believes that these factors and those described in detail in Item 1A – Risk Factors and in “Commitments and Contingencies” in Item 7 of its Annual Report on Form 10-K may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2009 and beyond.  Please also review carefully the risks and uncertainties described below under the heading “Forward-Looking Information.”

Based on the Company’s current projections, assuming normal weather patterns and appropriate regulatory treatment on recovery of infrastructure improvement, and the completion of the Windsor Locks land sale, the Company believes that its Net Income for the year 2009 will increase from the levels reported for 2008.  During 2009 and subsequent years, the ability of the Company to maintain and increase its Net Income will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the sections entitled Item 1A – Risk Factor, “Commitments and Contingencies” in Item 7 of the Company’s Annual Report on Form 10-K and the risks and uncertainties described in “Forward-Looking Information” sections below.

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources.

The Company has three variable rate bonds with principal values totaling $22.05 million. They are secured by irrevocable direct pay letters of credit issued by a financial institution.  These bonds are currently remarketed on a weekly basis.  On October 7, 2008, the Company was notified that there was a combined remarketing failure of $2.6 million on two of these bonds.  The increased volatility of the credit markets during 2008 was the primary cause of the remarketing failure.

As a result of the remarketing failure, the remarketing agent drew upon the letters of credit issued by the financial institution in the amount of $2.6 million.  These loan amounts were subject to interest rates at 5.09%, which were 100 basis points over the one-month LIBOR rate.  In addition, the letters of credit were reduced by the amounts of these loans, until such time as the bonds could be successfully remarketed.  As of the date of filing of this Form 10-Q, these bonds have been, and continue to be, successfully remarketed.

The Company currently maintains an aggregate of $21 million in lines of credit with three banks.  The largest line, representing $12 million of our total available line of credit, was renewed in the fourth quarter of 2007 and is due upon demand from the bank.  The other two lines of credit have terms of 12 and 24 months, respectively.  Interim Bank Loans Payable at March 31, 2009 were approximately $16.2 million and represents the outstanding balance on these lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.  After defining the Company’s expected 2009 capital expenditures, described below, the Company determined that additional access to short term capital arrangements may be needed.  In November 2008, the Company was authorized by the Board of Directors to increase the available lines of credit to $40 million.  The Company expects to finalize the increased lines in the second quarter of 2009.

The Board of Directors has approved a $26.4 million construction budget for 2009, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will use a combination of its internally generated funds, borrowing under its available lines of credit, and, depending on capital market conditions, a long term debt issuance.  The Company anticipates utilization of private activity bonds issued through the Connecticut Development Authority, for long term debt issuance in 2009 and beyond, as approved by the Board of Directors.

Standard and Poor’s, on March 13, 2009, affirmed their 'A' corporate credit rating on the Company with a stable outlook. The affirmation of the corporate credit rating follows their annual review of the Company and incorporates their expectation of adequate and timely rate relief and maintenance of our current financial risk profile. The stable outlook reflects improving regulation and timely rate relief in Connecticut.

The Company offers a dividend reinvestment plan (DRIP) to all registered shareholders, whereby shareholders can opt to have dividends directly reinvested into additional shares of the Company.  During the three months ended March 31, 2009 and 2008, shareholders reinvested $242,000 and $245,000, respectively, as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the three months ended March 31, 2009 and March 31, 2008, no stock options were exercised.

Connecticut Water Service, Inc. and Subsidiaries

Results of Operations

Three Months Ended March 31
Net Income for the three months ended March 31, 2009 decreased from that of the prior year by $561,000, which decreased earnings per basic and diluted average common share by $0.07, to $0.13.

This decrease in Net Income is broken down by business segment as follows:

Business Segment	March 31, 2009	March 31, 2008	Increase/(Decrease)
Water Activities	$935,000	$1,515,000	$(580,000)
Real Estate Transactions	--	--	--
Services and Rentals	209,000	190,000	19,000
Total	$1,144,000	$1,705,000	$(561,000)

The decrease in the Water Activity segment’s Net Income was primarily due to the net effects of variances listed below:

Revenue

Revenue from our water customers declined by $188,000 or 1.4% to $13,381,000 for the three months ended March 31, 2009 when compared to the same period in 2008.  Reasons for this decline in revenue are detailed below:

The Company experienced a decline in metered consumption in the first quarter of 2009 of approximately 1.8% for all customer classes and approximately 3.4% per day per residential customer.  The Company has experienced declining usage per day, on a weather adjusted basis, over the past five years.

In addition to the usage decline, the implementation of the Company’s second phase of its general rate case on April 1, 2008 led to a timing difference resulting from the equal 15-month accrual of deferred revenue from January 1, 2007 to March 31, 2008.  On January 16, 2007, the DPUC issued a decision and approved a Settlement Agreement; negotiated with the Office of Consumer Counsel and the DPUC’s Prosecutorial Staff associated with the Company’s last general rate filing in 2006.  The Settlement Agreement allowed an increase of revenues of approximately $10.94 million, or 22.3%.  A unique aspect of the decision was the provision that the Company only increase customer bills by approximately $7.1 million, or two-thirds of the approved rate increase on January 1, 2007, while recognizing the remaining one-third as deferred revenue that would not be reflected on customer bills until April 1, 2008.  The Company recognized the $3.8 million of deferred revenue in 2007 and an additional $956,000 in the first quarter of 2008 ratably throughout the fifteen month period called for in the Settlement Agreement.  Beginning April 1, 2008, the Company began to bill customers for those revenues that were deferred during the 15 month period January 1, 2007 through March 31, 2008.  Those revenues will be collected from customers over a 20 year period.  In addition on April 1, 2008 the Company ended its deferral of those revenues and included the approximate $7.1 million of annual revenues on customer bills for the current period.  The final component of the Settlement Agreement allowed the Company to begin collection of its capital investment that had occurred from January 1, 2007 through December 31, 2007.  That component, approximately 4.5%, or $2.7 million annually also was included on customer bills beginning on April 1, 2008.

The declining usage combined with the expected mismatch between the revenue deferral in 2008 versus actual billing in 2009, more than offset the incremental 4.5% increase in customer rates in 2009 and resulted in a $188,000 decline in quarterly revenues between years.

As noted in the Regulatory Matters and Inflation section above, the Company expects to add a surcharge to customers’ bills as a result of the WICA filing.  This surcharge, expected in the third quarter, may be partially off-set by the application filed with the DPUC on April 30, 2009 to reduce customers’ rates in connection with the equalization of depreciation.

Connecticut Water Service, Inc. and Subsidiaries

-	Operation and Maintenance expense increased by $1,002,000 primarily due to the following components:

Expense Components	March 31, 2009	March 31, 2008	Increase/(Decrease)
Labor	$3,010,000	$2,755,000	$255,000
Purchased water	222,000	22,000	200,000
Outside services	521,000	325,000	196,000
Water treatment (including chemical costs)	534,000	402,000	132,000
Maintenance	394,000	287,000	107,000
Utility costs	949,000	858,000	91,000
Vehicles	345,000	290,000	55,000
Property and liability insurance	266,000	231,000	35,000
Employee benefit costs	1,281,000	1,310,000	(29,000)
Regulatory commission expense	62,000	93,000	(31,000)
Other	616,000	625,000	(9,000)
Total	$8,200,000	$7,198,000	$1,002,000

-
Labor costs increased in 2009 by approximately $255,000 due to an increase in employees, increased maintenance and repair work in both our Northern and Southern Regions, and regular wage increases effective as of April 1, 2008.  Purchased water expense increased primarily due to a negotiated reduction of bills related to 2007 consumption that the Company realized as a reduction of expense in the first quarter of 2008.  During 2009, the Company was billed for water as it was purchased from neighboring utilities at the negotiated rates.  Outside services increased over prior years primarily due to increased legal expense, primarily due to work on regulatory matters, acquisitions and the 19 Perry Street issue described below in “Commitments and Contingencies.”  Water treatment costs increased primarily due to an increase in the cost of key chemicals, despite a decrease in production when compared to prior year.  Maintenance expense increased over the prior year due to increased main break costs in our Northern and Mansfield divisions and hydrant painting.  Utility costs increased over the prior year, primarily due to higher costs for power and communication systems, partially off-set by lower fuel oil costs.  Employee benefits costs decreased due to a reduction in post-retirement medical costs associated with the Company’s health and welfare plan, partially offset by pension cost increases.

-	The Company saw a slight increase in its Depreciation expense due to increased Utility Plant balances.

-
Income Tax expense associated with Water Activities decreased significantly due to the fixed capital tax credit for the State of Connecticut and the effect of the expected 2009 plan year pension contribution, which is larger than the 2009 pension expense.

Commitments and Contingencies

There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2008.

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

On May 5, 2008, Connecticut Water filed a timely appeal of the decision in the Connecticut Appellate Court.  The Connecticut Supreme Court has transferred the appeal to itself.  This appeal stays the eviction order until the Connecticut Supreme Court rules on Connecticut Water’s claims that the trial court erred.  At this time, the outcome of the appeal is uncertain.  On August 5, 2008, Connecticut Water was served with a related lawsuit in which 19 Perry Street, LLC seeks the payment of back rent with respect to the property.  As of February 23, 2009, the lawsuit for back rent has been stayed pending the resolution of the appeal related to the eviction case.  The Company intends to maintain its use of the property to provide water to customers of its Unionville division while the appeal is pending.  In addition, Connecticut Water will consider all other options with respect to its well field use of the property, including the outright purchase of the property or the exercise of Connecticut Water’s right to take the property by initiating eminent domain proceedings under applicable law.

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

Connecticut Water Service, Inc. and Subsidiaries

Regulated water companies, including Connecticut Water, are subject to various federal and state regulatory agencies concerning water quality and environmental standards.  Generally, the water industry is materially dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant.  The ability to maintain our operating costs at the lowest possible level, while providing good quality water service, is beneficial to customers and stockholders.  Profitability is also dependent on the timeliness of rate relief to be sought from, and granted by, the DPUC, when necessary, and numerous factors over which we have little or no control, such as the quantity of rainfall and temperature, customer demand and related conservation efforts, financing costs, energy rates, tax rates, and stock market trends which may affect the return earned on pension assets, compliance with environmental and water quality regulations, and the outcome of litigation matters, including the Unionville division well field dispute.  From time to time, the Company may acquire other regulated and/or unregulated water companies.  Profitability is often dependent on identification and consummation of business acquisitions and the profitable integration of these acquired businesses into the Company’s operations, including the January 2009 acquisition of Ellington Acres.  The profitability of our other revenue sources is subject to the amount of land we have available for sale and/or donation, the demand for the land, the continuation of the current state tax benefits relating to the donation of land for open space purposes, regulatory approval of land dispositions (including the Windsor Locks land sale), the demand for telecommunications antenna site leases and the successful extensions and expansion of our service contract work.  We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $21.0 million of variable rate lines of credit with three banks, under which the interim bank loans payable at March 31, 2009 were approximately $16.2 million.

During March 2004, The Connecticut Water Company entered into a five-year interest rate swap transaction in connection with the refunding of its First Mortgage Bonds (Series V).  The Swap expired in March 2009.  The swap agreement provided for The Connecticut Water Company’s exchange of floating rate interest payment obligations for fixed rate interest payment obligations on a notional principal amount of $12.5 million.  The purpose of the interest rate swap was to manage the Company’s exposure to fluctuations in prevailing interest rates.  The Company does not enter into derivative financial contracts for trading or speculative purposes and does not use leveraged instruments.  The Company is currently evaluating whether or not to enter into a new swap agreement to mitigate fluctuations in the interest rates.

As of September 30, 2008, the Company had $22.05 million of variable-rate debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II, Item 1A: Risk Factors

Information regarding risk factors appeared in Item 1A of Part I of our Report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended March 31, 2009.

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

Connecticut Water Service, Inc. (Registrant)
Date: May 8, 2009	By: /s/ David C. Benoit David C. Benoit Vice President – Finance and Chief Financial Officer
Date: May 8, 2009	By: /s/ Nicholas A. Rinaldi Nicholas A. Rinaldi Controller