Form 10-Q
period 2009-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2009-08-07
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

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

8,526,304

Number of shares of common stock outstanding, June 30, 2009
(Includes 74,180 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
June 30, 2009 and 2008

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
At June 30, 2009 and December 31, 2008
(Unaudited)
(In thousands)

	June 30,	December 31,
ASSETS	2009	2008

Utility Plant	$421,516	$410,471
Construction Work in Progress	9,242	4,577
	430,758	415,048
Accumulated Provision for Depreciation	(120,182)	(115,815)
Net Utility Plant	310,576	299,233

Other Property and Investments	5,978	6,034

Cash and Cash Equivalents	283	684
Accounts Receivable (Less Allowance, 2009 - $423; 2008 - $376)	6,397	6,653
Accrued Unbilled Revenues	5,457	5,372
Materials and Supplies, at Average Cost	1,185	1,095
Prepayments and Other Current Assets	2,082	1,976
Total Current Assets	15,404	15,780

Unamortized Debt Issuance Expense	7,075	7,318
Unrecovered Income Taxes	23,048	22,856
Pension Benefits	8,677	8,911
Post-retirement Benefits Other Than Pension	2,554	2,570
Goodwill	3,608	3,608
Deferred Charges and Other Costs	5,868	6,121
Total Regulatory and Other Long-Term Assets	50,830	51,384

Total Assets	$382,788	$372,431

CAPITALIZATION AND LIABILITIES

Common Stockholders' Equity	$104,146	$103,476
Preferred Stock	772	772
Long-Term Debt	92,094	92,227
Total Capitalization	197,012	196,475

Current Portion of Long Term Debt	8	8
Interim Bank Loans Payable	17,771	12,074
Accounts Payable and Accrued Expenses	6,546	5,700
Accrued Interest	848	870
Other Current Liabilities	319	418
Total Current Liabilities	25,492	19,070

Advances for Construction	40,465	38,928
Contributions in Aid of Construction	50,268	49,420
Deferred Federal and State Income Taxes	31,113	30,472
Unfunded Future Income Taxes	18,128	18,128
Long-Term Compensation Arrangements	18,774	18,331
Unamortized Investment Tax Credits	1,469	1,497
Other Long-Term Liabilities	67	110
Total Long-Term Liabilities	160,284	156,886

Commitments and Contingencies

Total Capitalization and Liabilities	$382,788	$372,431

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At June 30, 2009 and December 31, 2008
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2009	2008

Common Stockholders' Equity
Common Stock Without Par Value Authorized - 25,000,000 Shares;	$67,330	$66,412
Shares Issued and Outstanding: 2009 - 8,526,304 ; 2008 - 8,463,269
Stock Issuance Expense	(1,608)	(1,608)
Retained Earnings	38,926	39,285
Accumulated Other Comprehensive Loss	(502)	(613)
Total Common Stockholders' Equity	104,146	103,476

Preferrred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and
Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472
Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Long-Term Debt
The Connecticut Water Company
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,625	9,635
5.125% 1998 Series B, due 2028	7,615	7,615
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,795	14,915
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550
5.00% 2005 A Series, due 2040	14,935	14,935
5.00% 2007 A Series, due 2037	15,000	15,000
Total The Connecticut Water Company	92,020	92,150

Unregulated Secured
6.39% NewAlliance Bank, Due 2017	82	85

Total Connecticut Water Service, Inc.	92,102	92,235
Less Current Portion	(8)	(8)
Total Long-Term Debt	92,094	92,227

Total Capitalization	$197,012	$196,475

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands, except per share amounts)

	2009	2008

Operating Revenues	$15,147	$16,020

Operating Expenses
Operation and Maintenance	8,400	8,023
Depreciation	1,449	1,523
Income Taxes	840	1,166
Taxes Other Than Income Taxes	1,436	1,481
Total Operating Expenses	12,125	12,193

Net Operating Revenues	3,022	3,827

Other Utility Income, Net of Taxes	193	155

Total Utility Operating Income	3,215	3,982

Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	253	204
Allowance for Funds Used During Construction	35	19
Other	(120)	(21)
Total Other Income, Net of Taxes	168	202

Interest and Debt Expense
Interest on Long-Term Debt	978	1,029
Other Interest Charges	40	105
Amortization of Debt Expense	99	99
Total Interest and Debt Expense	1,117	1,233

Net Income	2,266	2,951

Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$2,256	$2,941

Weighted Average Common Shares Outstanding:
Basic	8,512	8,416
Diluted	8,513	8,421

Earnings Per Common Share:
Basic	$0.27	$0.35
Diluted	$0.27	$0.35

Dividends Per Common Share	$0.2225	$0.2175

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands, except per share amounts)

	2009	2008

Operating Revenues	$28,528	$29,589

Operating Expenses
Operation and Maintenance	16,600	15,221
Depreciation	3,082	3,119
Income Taxes	847	1,784
Taxes Other Than Income Taxes	2,909	2,947
Total Operating Expenses	23,438	23,071

Net Operating Revenues	5,090	6,518

Other Utility Income, Net of Taxes	348	276

Total Utility Operating Income	5,438	6,794

Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	462	394
Allowance for Funds Used During Construction	59	34
Other	(263)	(43)
Total Other Income, Net of Taxes	258	385

Interest and Debt Expense
Interest on Long-Term Debt	1,987	2,085
Other Interest Charges	101	240
Amortization of Debt Expense	198	198
Total Interest and Debt Expense	2,286	2,523

Net Income	3,410	4,656

Preferred Stock Dividend Requirement	19	19
Net Income Applicable to Common Stock	$3,391	$4,637

Weighted Average Common Shares Outstanding:
Basic	8,502	8,405
Diluted	8,503	8,411

Earnings Per Common Share:
Basic	$0.40	$0.55
Diluted	$0.40	$0.55

Dividends Per Common Share	$0.4450	$0.4350

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

Net Income Applicable to Common Stock	$2,256	$2,941

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument (Expense) Income,
net of tax (benefit) expense of $(14) in 2009 and $38 in 2008	(22)	59
Adjustment to Pension and Post-Retirement Benefits Other
Than Pension, net of tax benefit of $1 in 2009 and $0 in 2008	--	--
Unrealized gain on investments, net of tax expense of $52	70	--

Comprehensive Income	$2,304	$3,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

Net Income Applicable to Common Stock	$3,391	$4,637

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Income (Expense),
net of tax expense (benefit) of $20 in 2009 and $(42) in 2008	31	(66)
Adjustment to Pension and Post-Retirement Benefits Other
Than Pension, net of tax benefit of $1 in 2009 and 2008	(1)	(1)
Unrealized gain on investments, net of tax expense of $52	81	--

Comprehensive Income	$3,502	$4,570

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands, except per share amounts)

	2009	2008

Balance at Beginning of Period	$38,547	$37,142
Net Income Before Preferred Dividends	2,266	2,951
	40,813	40,093

Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	7	7
Common Stock - 2009 $0.2225 per share; 2008 $0.2175 per share	1,877	1,818
	1,887	1,828

Balance at End of Period	$38,926	$38,265

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands, except per share amounts)

	2009	2008

Balance at Beginning of Period	$39,285	$37,272
Net Income Before Preferred Dividends	3,410	4,656
	42,695	41,928

Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	6	6
Cumulative Preferred, Series $0.90, $0.225 per share	13	13
Common Stock - 2009 $0.445 per share; 2008 $0.435 per share	3,750	3,644
	3,769	3,663

Balance at End of Period	$38,926	$38,265

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008
Operating Activities:
Net Income	$3,410	$4,656

Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Revenues	119	(896)
Allowance for Funds Used During Construction	(96)	(56)
Depreciation (including $353 in 2009, $318 in 2008 charged to other accounts)	3,435	3,437
Change in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable and Accrued Unbilled Revenues	240	(1,637)
Increase in Other Current Assets	(193)	(1,507)
Decrease in Other Non-Current Items	1,605	1,003
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other
Current Assets	26	(45)
Increase in Deferred Income Taxes and Investment Tax Credits, Net	400	919
Total Adjustments	5,536	1,218
Net Cash and Cash Equivalents Provided by Operating Activities	8,946	5,874

Investing Activities:
Company Financed Additions to Utility Plant	(10,157)	(7,136)
Advances from Others for Construction	(355)	(171)
Net Additions to Utility Plant Used in Continuing Operations	(10,512)	(7,307)
Purchase of Ellington Acres Company, net of cash acquired of $26	(1,469)	--
Purchase of Eastern and H2O Services Assets	--	(3,500)
Net Cash and Cash Equivalents Used in Investing Activities	(11,981)	(10,807)

Financing Activities:
Proceeds from Interim Bank Loans	17,771	14,175
Repayment of Interim Bank Loans	(12,074)	(6,459)
Proceeds from Issuance of Common Stock	485	484
Proceeds from the Exercise of Stock Options	--	90
Repayment of Long-Term Debt Including Current Portion	(133)	(28)
Costs Incurred to Issue Long-Term Debt and Common Stock	--	(1)
Advances from (Refunds to) Others for Construction	355	171
Cash Dividends Paid	(3,770)	(3,655)
Net Cash and Cash Equivalents Provided by Financing Activities	2,634	4,777
Net Decrease in Cash and Cash Equivalents	(401)	(156)
Cash and Cash Equivalents at Beginning of Period	684	337
Cash and Cash Equivalents at End of Period	$283	$181

Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$860	$2,317
Short-term Investment of Bond Proceeds Held in Restricted Cash	--	$8,361

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$2,214	$2,357
State and Federal Income Taxes	$410	$1,410

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008 and as updated in the Company’s March 31, 2009 Form 10-Q.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

The Company has evaluated all subsequent events through the date the financial statements were issued, August 7, 2009.

Reclassifications

Certain reclassifications have been made to conform previously reported data to the current presentation, specifically, prior year shares outstanding information as a result of the adoption of FASB Staff Position EITF 03-6-1 as of January 1, 2009, which requires retroactive application, see Note 4.

2.  Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and six months ended June 30, 2009 and 2008.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30	2009	2008	2009	2008
Service Cost	$388	$324	$727	$630
Interest Cost	507	488	1,012	953
Expected Return on Plan Assets	(543)	(532)	(1,114)	(1,060)
Amortization of:
Transition Obligation	--	--	1	1
Prior Service Cost	17	17	34	34
Net Loss	104	46	199	71
Net Periodic Benefit Cost	$473	$343	$859	$629

The Company plans to make a contribution to the pension plan of $3.3 million for the 2008 plan year during the third quarter of 2009.

Other Post-Retirement Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30	2009	2008	2009	2008
Service Cost	$113	$130	$236	$316
Interest Cost	117	138	240	329
Expected Return on Plan Assets	(68)	(68)	(136)	(136)
Other	56	--	112	--
Amortization of:
Transition Obligation	--	30	--	60
Prior Service Cost	(102)	--	(203)	--
Recognized Net Loss	50	11	103	101
Net Periodic Benefit Cost	$166	$241	$352	$670

3.  Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended June 30,	2009	2008

Common Shares Outstanding End of Period:	8,526,304	8,430,354
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,512,412	8,415,527
Diluted	8,512,669	8,421,149

Basic Earnings per Share	$0.27	$0.35
Dilutive Effect of Unexercised Stock Options	--	--
Diluted Earnings per Share	$0.27	$0.35

Six Months ended June 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,502,418	8,405,097
Diluted	8,502,946	8,411,012

Basic Earnings per Share	$0.40	$0.55
Dilutive Effect of Unexercised Stock Options	--	--
Diluted Earnings per Share	$0.40	$0.55

Total unrecognized compensation expense for all stock awards was approximately $1.2 million as of June 30, 2009 and will be recognized over the next four years.

4.  New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157).  SFAS 157 provides a single definition of fair value, a framework for measuring fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS 157 was effective for fiscal years beginning after November 15, 2007; as such we partially adopted SFAS 157 in the first quarter of 2008.  In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, (FSP No. 157-2), which delayed the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  FSP No. 157-2 was effective for the Company beginning January 1, 2009.  In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”.  In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transaction That Are Not Orderly”.  The Company currently does not have any financial assets or liabilities that are valued in inactive or non-orderly markets, and as such are not currently impacted by the issuance of FSP 157-3 or FSP 157-4.  The Company has adopted SFAS 157 for financial assets and liabilities as of January 1, 2008 and for non-financial assets and liabilities as of January 1, 2009.  See Note 5 for additional disclosures regarding fair value.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in preparation of financial statements presented in conformity with generally accepted accounting principles (GAAP).  SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective for interim and annual reporting periods ending after July 1, 2009.  The Company will adopt this standard in the third quarter of 2009.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 (EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  EITF 03-6-1 states that unvested awards of share-based payments with rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share.  As a result, these participating securities will be included in the weighted average number of shares outstanding as disclosed on the face of the income statement.  EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented in financial reports after the effective date shall be adjusted retrospectively to conform to the provisions of EITF 03-6-1.  Early application is not permitted.  The Company adopted EITF 03-6-1 in the first quarter of 2009 and it did not have a material impact on earnings per share, including the periods presented in the prior year.

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

In April 2009, the FASB issued FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments for both debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this standard did not have an impact on the Company’s operations, financial position or cash flows.

In May 2009, the FASB issued SFAS 165 “Subsequent Events”.  The purpose of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The Company adopted SFAS 165 for the quarter ended June 30, 2009 and the adoption did not have an impact on the Company’s operations, financial position or cash flows.  See Note 1 “Summary of Significant Accounting Policies” for the related disclosure.

In June 2009, the FASB issued SFAS 166 “Accounting for Transfers of Financial Assets – an amendment to SFAS 140”.  The purpose of SFAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS 166 becomes effective for annual reporting periods beginning after November 15, 2009.  The adoption of SFAS 166 is not expected to have a material impact on our results of operations, financial condition or cash flows.

In June 2009, the FASB issued SFAS 167 “Amendments to FASB Interpretation No. 46 (R)”.  The purpose of SFAS 167 is to improve reporting by enterprises involved with variable interest entities.  SFAS 167 becomes effective for annual reporting periods beginning after November 15, 2009.  The Company is currently evaluating the impact the adoption of SFAS 167 will have on the Company’s results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS 168 “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principals, a replacement of SFAS 162”.  FSAS 168 establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants.  The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  SFAS 168 also replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principals” given that once in effect, the Codification will carry the same level of authority.  SFAS 168 is effective for interim and annual periods ending after July 1, 2009.  The Company does not anticipate that the adoption of SFAS 168 will have a material impact on its results of operations, financial position, cash flows or the consolidated financial statement footnote disclosures.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3
Assets:
Investments	$942	$--	$--

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments, which are not reported at market value on the financial statements.

Cash and cash equivalents – Cash equivalents consist of highly liquid instruments with original maturities at the time of purchase of three months or less.  The carrying amount approximates fair value.

Long-Term Debt – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of June 30, 2009 and December 31, 2008, the estimated fair value of the Company's long-term debt was $84,963,000 and $77,228,000, respectively, as compared to the carrying amounts of $92,094,000 and $92,227,000, respectively.

The fair values shown above have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments" and do not purport to represent the amounts at which those obligations would be settled.

Interest Rate Swap – In 2004, Connecticut Water entered into a five-year interest rate swap associated with its $12.5 million 2004 series variable rate unsecured water facilities revenue refinancing bonds to manage the Company’s exposure to fluctuations in prevailing interest rates. The swap agreement qualifies for hedge treatment under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.”  The fair value of the interest rate swap included in the Company’s Consolidated Balance sheet in “Other Current Liabilities” at December 31, 2008 was approximately $88,000.  Changes in the fair value of this derivative instrument are recorded in “Other Comprehensive Income” in Common Stockholders’ Equity.  The interest rate swap agreement expired on March 3, 2009.

6.  Segment Reporting

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals.  Financial data for the segments is as follows (in thousands):

Three Months Ended June 30, 2009
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$15,462	$2,907	$894	$2,013
Real Estate Transactions	--	--	--	--
Service and Rentals	1,226	414	161	253
Total	$16,688	$3,321	$1,055	$2,266

Three Months Ended June 30, 2008
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$16,259	$3,985	$1,238	$2,747
Real Estate Transactions	--	--	--	--
Service and Rentals	1,270	339	135	204
Total	$17,529	$4,324	$1,373	$2,951

Six Months Ended June 30, 2009
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$29,134	$3,858	$910	$2,948
Real Estate Transactions	--	--	--	--
Service and Rentals	2,303	757	295	462
Total	$31,437	$4,615	$1,205	$3,410

Six Months Ended June 30, 2008
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$30,074	$6,190	$1,928	$4,262
Real Estate Transactions	--	--	--	--
Service and Rentals	2,337	646	252	394
Total	$32,411	$6,836	$2,180	$4,656

The Revenues shown in Water Activities above consist of revenues from water customers of $15,147,000 and $16,020,000 for the three months ended June 30, 2009 and 2008, respectively.  Additionally, there were revenues associated with utility plant leased to others of $315,000 and $239,000 for the three months ended June 30, 2009 and 2008, respectively.  The Revenues shown in Water Activities above consist of revenues from water customers of $28,528,000 and $29,589,000 for the six months ended June 30, 2009 and 2008, respectively.  Additionally, there were revenues associated with utility plant leased to others of $606,000 and $485,000 for the six months ended June 30, 2009 and 2008, respectively.

Assets by segment (in thousands):

	June 30, 2009	December 31, 2008
Total Plant and Other Investments:
Water	$315,887	$304,591
Non-Water	667	676
	316,554	305,267
Other Assets:
Water	64,283	64,734
Non-Water	1,951	2,430
	66,234	67,164
Total Assets	$382,788	$372,431

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

From time to time, the Company was assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  There were no such charges for the six month periods ended June 30, 2009 and 2008.  Additionally, there were no accruals relating to interest or penalties as of June 30, 2009 and December 31, 2008.  The Company remains subject to examination by federal authorities for the 2005 through 2008 tax years and by state authorities for the tax years 2003 through 2008.

The Company’s estimated annual effective income tax rate for the first six months of 2009 and 2008, exclusive of discrete items, is 31.7% and 31.9%, respectively.  In addition, the Company recognized an income tax benefit of $264,000 in the six months ended June 30, 2009 recorded for state tax credits earned in 2008.  The resulting reported effective tax rates for the six months ended June 30, 2009 and 2008 were 26.1% and 31.9% respectively.  The statutory income tax rates during the same periods were 39%.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year.  The primary flow-through difference causing the effective rate to be less than the statutory rate in 2009 is the planned pension contribution of $5.2 million for plan year 2009, which is in excess of the Company’s SFAS 87 expense.

8.  Lines of Credit

On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which increased the Company’s total lines of credit to $30 million among three banks.  The next largest line of credit, representing $12 million of our total available line of credit, was renewed in the fourth quarter of 2007 and is due upon demand from the bank.  The final line of credit, for $3 million, has a term of 12 months, expiring in October 2009.  Interim Bank Loans Payable at June 30, 2009 was approximately $17.8 million and represents the outstanding aggregate balance on these lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.  After defining the Company’s expected 2009 capital expenditures, described below, the Company determined that additional access to short term capital arrangements may be needed.  In November 2008, the Company was authorized by the Board of Directors to increase the available lines of credit to $40 million.  The Company expects to finalize a further $10 million increase to its line of credit in the third quarter of 2009.

The Board of Directors has approved a $26.4 million construction budget for 2009, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will use a combination of its internally generated funds, borrowing under its available lines of credit, and, depending on capital market conditions, a long term debt issuance.  The Company anticipates utilization of approximately $20 million private activity bonds issued through the Connecticut Development Authority (CDA), for long term debt issuance in 2009 and beyond, as approved by the Board of Directors.  In May 2009, the CDA authorized $20 million of volume capacity for the Company’s capital projects in 2009.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our 2008 Annual Report on Form 10-K.

Regulatory Matters and Inflation

During the three months ended June 30, 2009, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2008.

In July 2006, the Company filed a rate application with the Department of Public Utility Control (DPUC) for Connecticut Water requesting an increase in rates of approximately $14.6 million, or 30%.  On January 16, 2007, the DPUC issued its final decision and approved a Settlement Agreement, negotiated with the Office of Consumer Counsel and the DPUC’s Prosecutorial Staff; that allowed Connecticut Water an increase in revenues of approximately $10,940,000, or 22.3%.  The Settlement Agreement allowed Connecticut Water to defer a portion of the approved rate increase, approximately $3.8 million through December 31, 2007 and $4.8 million through March 31, 2008. The Company recognized that increase through recording deferred revenues and a corresponding regulatory asset, as required by the decision.  On January 31, 2008, the Company filed to reopen the case, a procedure required by the Settlement Agreement, to implement the second phase. In addition to the approval for the inclusion in current rates of the previously approved deferred revenues of $4.8 million, the filing includes requested recovery and a return on $15.5 million of additional capital investments made in 2007.  On March 28, 2008, an 11.95% rate increase was approved.  The approved rates became effective on April 1, 2008.

On July 23, 2008, the Company announced that it had reached a definitive agreement with Ellington Acres Company (Ellington Acres) to purchase all of Ellington Acres’ outstanding stock for approximately $1.5 million.  Ellington Acres is a regulated water company serving approximately 750 customers in Ellington and Somers, Connecticut, situated between two systems in the Company’s Northern Region that the Company had planned to interconnect.  The Company will be able to interconnect the two systems with Ellington Acres, saving the ratepayers of Connecticut Water and Ellington Acres significant capital expenditures.  The DPUC approved the acquisition in December 2008 and the Company completed the transaction on January 16, 2009.  The $1.5 million purchase price has been preliminarily allocated to amortizable intangible plant, on the Utility Plant line on the Balance Sheet, at June 30, 2009.

On October 10, 2008, the Company filed its Infrastructure Assessment Report (IAR) under the Water Infrastructure and Conservation Adjustment (WICA) Act which was passed into law in 2007.  WICA allows the Company to add a surcharge to customers’ bills, subject to an expedited review and approval by the DPUC, to reflect the costs of replacement of certain types of aging utility plant.  The purpose of the IAR is to clearly define the criteria for determining the priority of future replacement projects.  The Company received approval of its IAR from the DPUC on March 26, 2009.  The Company filed for a 1% surcharge under the WICA mechanism on April 24, 2009.  On July 1, 2009, the Company was approved to add a 0.95% WICA surcharge on customers’ bills issued on and after July 2, 2009.

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

On April 30, 2009, the Company filed with the DPUC an agreement negotiated by and between the Company and the Office of Consumer Counsel, Connecticut’s consumer advocate, to accomplish three goals:  First, a request to equalize depreciation rates across divisions, which would lower depreciation expense,  resulting in a temporary 1.84% reduction of rates for all Connecticut Water customers, effective July 1 through December 31, 2009;  Secondly, an increase in allowed Operation and Maintenance expense equal to the 1.84% of the Company’s previously allowed revenue requirements, effective January 1, 2010;  Finally, an extension of the “stay out” period such that Connecticut Water will not file a new general rate adjustment seeking new rates to take effect any sooner than July 1, 2010.  The net effect of these three items is a temporary rate reduction of 1.84%, offset by a reduction in Depreciation Expense, for the last six months of 2009, at which time the Company’s rates will revert to rates in effect during the first half of 2009, and a delay of at least six months in Connecticut Water’s next general rate filing.  The DPUC approved the agreement on July 1, 2009 and the new rates took effect at that time.

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

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulations” (SFAS 71), revenue recognition, and pension plan accounting.  Each of these accounting policies and the application of critical accounting policies and estimates was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  There were no significant changes in the application of critical accounting policies or estimates during the three months ending June 30, 2009.  Please see Note 4 of the financial statements for newly adopted and recently announced accounting standards.

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

The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.  The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at or near historical levels, customer growth in the Company’s core regulated water utility business, additional growth in revenues attributable to non-water sales operations, and the timing and adequacy of rate relief when requested, from time to time, by our regulated water company.  The Company experienced greater decline in residential customer usage in the second quarter of 2009 when compared to prior periods.  The approximate 5.6% decline in year over year consumption was greater than the trend that the Company has noted over the past five years of approximately 2% per year.  The Company will continue to monitor this usage trend.

Cool wet weather significantly impacted the sale of water in second quarter of 2009.  Water production during the three months ended June 30, 2009 was approximately 7% less than the five-year average production for the same three month period.

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

Based on the financial results through June and the continued wet and cool weather experienced in July the Company expects earnings results in 2009 to be similar to 2008, assuming a return to normal weather patterns during the remainder of the year, and the completion of the Windsor Locks land sale.  During 2009 and subsequent years, the ability of the Company to maintain and increase its Net Income will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the sections entitled Item 1A – Risk Factors, “Commitments and Contingencies” in Item 7 of the Company’s Annual Report on Form 10-K and the risks and uncertainties described in the “Forward-Looking Information” section below.

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources.

On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which increased the Company’s total lines of credit to $30 million among three banks.  The next largest line of credit, representing $12 million of our total available line of credit, was renewed in the fourth quarter of 2007 and is due upon demand from the bank.  The final line of credit, for $3 million, has a term of 12 months, expiring in October 2009.  Interim Bank Loans Payable at June 30, 2009 was approximately $17.8 million and represents the outstanding aggregate balance on these lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.  After defining the Company’s expected 2009 capital expenditures, described below, the Company determined that additional access to short term capital arrangements may be needed.  In November 2008, the Company was authorized by the Board of Directors to increase the available lines of credit to $40 million.  The Company expects to finalize a further $10 million increase to its line of credit in the third quarter of 2009.

The Board of Directors has approved a $26.4 million construction budget for 2009, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will use a combination of its internally generated funds, borrowing under its available lines of credit, and, depending on capital market conditions, a long term debt issuance.  The Company anticipates utilization of approximately $20 million private activity bonds issued through the Connecticut Development Authority (CDA), for long term debt issuance in 2009 and beyond, as approved by the Board of Directors.  In May 2009, the CDA authorized $20 million of volume capacity for the Company’s capital projects in 2009.

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

The Company offers a dividend reinvestment plan (DRIP) to all registered shareholders, whereby shareholders can opt to have dividends directly reinvested into additional shares of the Company.  During the six months ended June, 30 2009 and 2008, shareholders reinvested $485,000 and $484,000 in additional shares, respectively, as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the six months ended June 30, 2009, no stock options were exercised.  During the six months ended June 30, 2008, 6,059 stock options were exercised.

Results of Operations

Three Months Ended June 30
Net Income for the three months ended June 30, 2009 decreased from that of the prior year by $685,000, which decreased earnings per basic and diluted average common share by $0.08, to $0.27.

This decrease in Net Income is broken down by business segment as follows:

Business Segment	June 30, 2009	June 30, 2008	Increase/(Decrease)
Water Activities	$2,013,000	$2,747,000	$(734,000)
Real Estate Transactions	--	--	--
Services and Rentals	253,000	204,000	49,000
Total	$2,266,000	$2,951,000	$(685,000)

The decrease in the Water Activity segment’s Net Income was primarily due to the net effects of variances listed below:

Revenue

Revenue from our water customers declined by $873,000 or 5.4% to $15,147,000 for the three months ended June 30, 2009 when compared to the same period in 2008.  Reasons for this decline in revenue are detailed below:

•	The water production for the second quarter declined approximately 6%. The majority of this decline was related to lower residential demand due to the extremely wet and cool second quarter of 2009.

•
During the second quarter of 2009, Windsor Locks, CT, part of our largest service area, experienced rain on 63 of 91 days, including 24 of 30 days in June.  In the same period of 2008, there was rain on 53 days with 20 days in June.  Total rainfall accumulation in the second quarter of 2009 was 13.2 inches, an increase of an inch from 2008.  In addition to the rainfall, June 2009 was unusually cool; the average high temperature during the month was 75 degrees, compared to an average high of 81 degrees in 2008.  Poor weather conditions primarily impact the outdoor water usage of residential customers.

•
Industrial revenues decreased by $205,000, or 37%, to $345,000 when compared to the second quarter of 2008, primarily due to the adverse economic conditions facing companies in the region.  A portion of the decrease was due to industrial customers cutting back on shifts and other budget cuts.  Additionally, another large industrial customer began using a process to recycle water used during their manufacturing processes, leading to a reduction in consumption.

Operation and Maintenance Expense

Operation and Maintenance expense increased by $377,000 primarily due to the following components:

Expense Components	June 30, 2009	June 30, 2008	Increase/(Decrease)
Employee benefit costs	$1,222,000	$1,043,000	$179,000
Outside services	481,000	327,000	154,000
Water treatment (including chemical costs)	533,000	453,000	80,000
Insurance	296,000	244,000	52,000
Vehicles	377,000	338,000	39,000
Customer	279,000	249,000	30,000
Labor	2,986,000	3,058,000	(72,000)
Utility costs	797,000	859,000	(62,000)
Investor relations	181,000	205,000	(24,000)
Other	1,248,000	1,247,000	1,000
Total	$8,400,000	$8,023,000	$377,000

-
Employee benefit costs increased over 2008 levels, primarily due to an increase in costs associated with medical and pension expenses.  Medical costs increased due to additional claims filed in the current year compared to 2008, offset partially by reduced medical administration costs.  Pension costs increased primarily due to the impact of return on investments that were below actuarial assumptions in 2008.  Outside services increased over prior years primarily due to increased legal costs associated with the Perry Street issued detailed in “Commitments and Contingencies”, consulting costs associated with the Company’s ERP and the increased use of temporary labor.  Water treatment costs increased primarily due to an increase in the cost of key chemicals, despite a decrease in production when compared to the prior year.  The increase in the costs of chemicals was partially offset by a reduction in the costs to operate our treatment facilities due to decreases in our testing costs.  Insurance costs increased primarily due to increased premiums on the Company’s general liability insurance.  Labor costs decreased in 2009 by approximately $72,000 due to a large number of ongoing capital projects, including the implementation of an Enterprise Resource Planning (ERP) system, resulting in less labor costs being charged to Operation and Maintenance expense.  Utility costs have decreased over the prior year primarily due to a reduction in communication costs.  Investor relation costs decreased due to a reduction in proxy mailing and notification related costs.

-
The Company saw a modest decrease in its Depreciation expense due to the negotiated reduction in depreciation rates that will result in a temporary reduction in rates for customers, despite an increase in the Company’s Utility Plant investment.

-	Income Tax expense associated with Water Activities decreased due to lower pre-tax income in 2009.

Six Months Ended June 30
Net Income for the six months ended June 30, 2009 decreased from that of the prior year by $1,246,000, which decreased earnings per basic and diluted average common share by $0.15, to $0.40.

This decrease in Net Income is broken down by business segment as follows:

Business Segment	June 30, 2009	June 30, 2008	Increase/(Decrease)
Water Activities	$2,948,000	$4,262,000	$(1,314,000)
Real Estate Transactions	--	--	--
Services and Rentals	462,000	394,000	68,000
Total	$3,410,000	$4,656,000	$(1,246,000)

The decrease in the Water Activity segment’s Net Income was primarily due to the net effects of variances listed below:

Revenue

Revenue from our water customers declined by $1,061,000 or 3.6% to $28,528,000 for the six months ended June 30, 2009 when compared to the same period in 2008.  Reasons for this decline in revenue are detailed below:

•
Residential water consumption for the first six months declined approximately 4%.  The majority of this decline was related to lower residential demand due to the extremely wet and cool second quarter of 2009.

•
Industrial revenues decreased by $188,000, or 22%, to $687,000 when compared to the first half of 2008, primarily due to the economic condition facing companies in the region.  A portion of the decrease is due to industrial customers cutting back on shifts and other budget cuts.  Additionally, another large industrial customer began using a process to recycle water used during their manufacturing processes, leading to a reduction in consumption.

•
Partially offsetting the declining usage described above, was the implementation of the second phase of the Company’s 2006 rate increase that was effective April 1, 2008.  As a result, the first quarter of 2009 included an increase of rates of approximately 4.5% that was not included in rates in the first quarter of 2008.

The declining usage more than offset the incremental 4.5% increase in customer rates in the first half of 2009 and resulted in a $1,061,000 decline in revenues between years.

Operation and Maintenance Expense

Operation and Maintenance expense increased by $1,379,000 primarily due to the following components:

Expense Components	June 30, 2009	June 30, 2008	Increase/(Decrease)
Outside services	$1,002,000	$652,000	$350,000
Water treatment (including chemical costs)	1,067,000	855,000	212,000
Purchased water	510,000	303,000	207,000
Labor	5,996,000	5,813,000	183,000
Employee benefit costs	2,504,000	2,353,000	151,000
Maintenance	844,000	747,000	97,000
Vehicles	722,000	628,000	94,000
Insurance	562,000	475,000	87,000
Other	3,393,000	3,395,000	(2,000)
Total	$16,600,000	$15,221,000	$1,379,000

-
Outside services increased over prior years primarily due to increased legal costs associated with the Perry Street issued detailed in “Commitments and Contingencies”, consulting costs associated with the Company’s ERP and the increased use of temporary labor.  Water treatment costs increased primarily due to an increase in the cost of key chemicals, despite a decrease in production when compared to prior year.  Purchased water expense increased primarily due to a negotiated reduction of bills related to 2007 consumption that the Company realized as a reduction of expense in the first quarter of 2008.  During 2009, the Company was billed for water as it was purchased from neighboring utilities at the negotiated rates.  Labor costs increased in 2009 due to an increase in employees, increased maintenance and repair work in both our Northeast and Southwest Regions, and regular wage increases effective as of April 1, 2009.  Employee benefit costs increased primarily due to an increase in costs associated with medical and pension expenses, partially offset by a decrease in post-retirement medical costs.  Medical costs increased due to additional claims filed in the current year compared to 2008.  Pension costs increased primarily due to a lower return on investments within the pension plan.  Maintenance expense increased over the prior year due to increased main break costs in our Northern and Mansfield divisions.

-
The Company saw a slight decrease in its Depreciation expense due to the negotiated reduction in depreciation rates that will result in a temporary reduction in rates for customers, despite an increase in the Company’s Utility Plant investment.

-
Income Tax expense associated with Water Activities decreased due to lower pre-tax income and a lower effective tax rate in 2009 associated with a combination of state tax credits and benefit plan contributions.

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

Regulated water companies, including Connecticut Water, are subject to various federal and state regulatory agencies concerning water quality and environmental standards.  Generally, the water industry is materially dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant.  The ability to maintain our operating costs at the lowest possible level, while providing good quality water service, is beneficial to customers and stockholders.  Profitability is also dependent on the timeliness of rate relief to be sought from, and granted by, the DPUC, when necessary, and numerous factors over which we have little or no control, such as the quantity of rainfall and temperature, customer demand and related conservation efforts, financing costs, energy rates, tax rates, and stock market trends which may affect the return earned on pension assets, compliance with environmental and water quality regulations, and the outcome of litigation matters, including the Unionville division well field dispute.  From time to time, the Company may acquire other regulated and/or unregulated water companies.  Profitability is often dependent on identification and consummation of business acquisitions and the profitable integration of these acquired businesses into the Company’s operations, including the January 2009 acquisition of Ellington Acres.  The profitability of our other revenue sources is subject to the amount of land we have available for sale and/or donation, the demand for the land, the continuation of the current state tax benefits relating to the donation of land for open space purposes, regulatory approval of land dispositions (including the planned Windsor Locks land sale), the demand for telecommunications antenna site leases and the successful extensions and expansion of our service contract work.  We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

Part I, Item 3:  Quantitative and Qualitative Disclosure About Market Risk

The primary market risk faced by the Company is interest rate risk.  The Company had exposure to derivative financial instruments through an interest rate swap agreement.  The Company has no other financial instruments with significant credit risk or off-balance sheet risks and is not subject, in any material respect, to any currency or other commodity risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $30.0 million of variable rate lines of credit with three banks, under which the interim bank loans payable at June 30, 2009 were approximately $17.8 million.

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

As of June 30, 2009, the Company had $22.05 million of variable-rate debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No stock repurchases were made during the quarter ended June 30, 2009.

Part II, Item 4: Submission of Matters to a Vote of Security Holders

On May 13, 2009, at its annual meeting, the stockholders of Connecticut Water Service, Inc. elected the following directors to serve three-year terms expiring at the annual meeting to be held in 2012 by the following votes:

	For	Withheld
Lisa J. Thibdaue	20,123,549	1,260,273
Carol P. Wallace	20,776,370	617,452
Donald B. Wilbur	20,720,963	662,859

Directors whose term of office continues until the 2010 annual meeting are Heather Hunt, Arthur C. Reeds, and Eric W. Thornburg.

Directors whose term of office continues until the 2011 annual meeting are Mary Ann Hanley, Mark G. Kachur, and David A. Lentini.

The appointment of PricewaterhouseCoopers, LLP, as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009 was ratified by the stockholders by the following vote:

	For	Withheld	Abstain
PricewaterhouseCoopers, LLP	20,745,570	428,973	209,279

Part II, Item 6: Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	By Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999. (Exhibit 3.2 to Form 10-K for the year ended 12/31/99).

3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.4	Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).

3.5
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004.  (Exhibit 3.5 to Form 10-Q for the quarter ended March 31, 2003).

10.1	Line of credit agreement dated June 29, 2009 between CoBank, ACB and Connecticut Water Service, Inc. (Exhibit 10.1 to Form 8-K filed July 2, 2009).

10.2*	Second Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007, between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 A Series.

10.3*	Second Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007, between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 B Series.

10.4*	Second Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007, between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 Series Variable Rate, due 2029.

10.5*	Third Amendment to Reimbursement and Credit Agreement, dated as of June 1, 2009, between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 A Series.

10.6*	Third Amendment to Reimbursement and Credit Agreement, dated as of June 1, 2009, between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 B Series.

10.7*	Third Amendment to Reimbursement and Credit Agreement, dated as of June 1, 2009, between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 Series Variable Rate, due 2029.

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32*	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)
Date: August 7, 2009	By: /s/ David C. Benoit David C. Benoit Vice President – Finance and Chief Financial Officer
Date: August 7, 2009	By: /s/ Nicholas A. Rinaldi Nicholas A. Rinaldi Controller