Form 10-Q
period 2009-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 2009-11-06
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

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

8,541,346

Number of shares of common stock outstanding, September 30, 2009
(Includes 74,943 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
September 30, 2009 and 2008

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
At September 30, 2009 and December 31, 2008
(Unaudited)
(In thousands)

	September 30,	December 31,
ASSETS	2009	2008

Utility Plant	$430,208	$410,471
Construction Work in Progress	9,348	4,577
	439,556	415,048
Accumulated Provision for Depreciation	(121,414)	(115,815)
Net Utility Plant	318,142	299,233

Other Property and Investments	5,452	6,034

Cash and Cash Equivalents	8,120	684
Accounts Receivable (Less Allowance, 2009 - $459; 2008 - $376)	7,702	6,653
Accrued Unbilled Revenues	5,907	5,372
Materials and Supplies, at Average Cost	1,210	1,095
Prepayments and Other Current Assets	2,999	1,976
Total Current Assets	25,938	15,780

Unamortized Debt Issuance Expense	6,981	7,318
Unrecovered Income Taxes	23,434	22,856
Pension Benefits	8,559	8,911
Post-Retirement Benefits Other Than Pension	2,538	2,570
Goodwill	3,608	3,608
Deferred Charges and Other Costs	5,897	6,121
Total Regulatory and Other Long-Term Assets	51,017	51,384

Total Assets	$400,549	$372,431

CAPITALIZATION AND LIABILITIES

Common Stockholders' Equity	$108,539	$103,476
Preferred Stock	772	772
Long-Term Debt	92,020	92,227
Total Capitalization	201,331	196,475

Current Portion of Long Term Debt	--	8
Interim Bank Loans Payable	31,607	12,074
Accounts Payable and Accrued Expenses	6,753	5,700
Accrued Taxes	1,636	--
Accrued Interest	950	870
Other Current Liabilities	217	418
Total Current Liabilities	41,163	19,070

Advances for Construction	40,708	38,928
Contributions in Aid of Construction	50,305	49,420
Deferred Federal and State Income Taxes	31,533	30,472
Unfunded Future Income Taxes	18,128	18,128
Long-Term Compensation Arrangements	15,882	18,331
Unamortized Investment Tax Credits	1,453	1,497
Other Long-Term Liabilities	46	110
Total Long-Term Liabilities	158,055	156,886

Commitments and Contingencies

Total Capitalization and Liabilities	$400,549	$372,431

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At September 30, 2009 and December 31, 2008
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2009	2008

Common Stockholders' Equity
Common Stock Without Par Value Authorized - 25,000,000 Shares;	$67,792	$66,412
Shares Issued and Outstanding: 2009 - 8,541,346 ; 2008 - 8,463,269
Stock Issuance Expense	(1,608)	(1,608)
Retained Earnings	42,751	39,285
Accumulated Other Comprehensive Loss	(396)	(613)
Total Common Stockholders' Equity	108,539	103,476

Preferrred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and
Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472
Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Long-Term Debt
The Connecticut Water Company
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,625	9,635
5.125% 1998 Series B, due 2028	7,615	7,615
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,795	14,915
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550
5.00% 2005 A Series, due 2040	14,935	14,935
5.00% 2007 A Series, due 2037	15,000	15,000
Total The Connecticut Water Company	92,020	92,150

Unregulated Secured
6.39% NewAlliance Bank, Due 2017	--	85

Total Connecticut Water Service, Inc.	92,020	92,235
Less Current Portion	--	(8)
Total Long-Term Debt	92,020	92,227

Total Capitalization	$201,331	$196,475

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands, except per share amounts)

	2009	2008

Operating Revenues	$16,659	$17,040

Operating Expenses
Operation and Maintenance	7,554	8,528
Depreciation	1,592	1,588
Income Taxes	785	1,601
Taxes Other Than Income Taxes	1,474	1,491
Total Operating Expenses	11,405	13,208

Net Operating Revenues	5,254	3,832

Other Utility Income, Net of Taxes	197	162

Total Utility Operating Income	5,451	3,994

Other Income (Deductions), Net of Taxes
Gain on Property Transactions	1,389	--
Non-Water Sales Earnings	255	136
Allowance for Funds Used During Construction	41	29
Other	(162)	(46)
Total Other Income, Net of Taxes	1,523	119

Interest and Debt Expense
Interest on Long-Term Debt	981	1,067
Other Interest Charges	129	112
Amortization of Debt Expense	105	99
Total Interest and Debt Expense	1,215	1,278

Net Income	5,759	2,835

Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$5,749	$2,825

Weighted Average Common Shares Outstanding:
Basic	8,530	8,437
Diluted	8,531	8,442

Earnings Per Common Share:
Basic	$0.67	$0.34
Diluted	$0.67	$0.34

Dividends Per Common Share	$0.2275	$0.2225

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands, except per share amounts)

	2009	2008

Operating Revenues	$45,187	$46,629

Operating Expenses
Operation and Maintenance	24,154	23,749
Depreciation	4,674	4,707
Income Taxes	1,632	3,385
Taxes Other Than Income Taxes	4,383	4,438
Total Operating Expenses	34,843	36,279

Net Operating Revenues	10,344	10,350

Other Utility Income, Net of Taxes	545	438

Total Utility Operating Income	10,889	10,788

Other Income (Deductions), Net of Taxes
Gain on Property Transactions	1,389	--
Non-Water Sales Earnings	717	530
Allowance for Funds Used During Construction	100	63
Other	(425)	(89)
Total Other Income, Net of Taxes	1,781	504

Interest and Debt Expense
Interest on Long-Term Debt	2,968	3,152
Other Interest Charges	230	352
Amortization of Debt Expense	303	297
Total Interest and Debt Expense	3,501	3,801

Net Income	9,169	7,491

Preferred Stock Dividend Requirement	29	29
Net Income Applicable to Common Stock	$9,140	$7,462

Weighted Average Common Shares Outstanding:
Basic	8,512	8,416
Diluted	8,512	8,422

Earnings Per Common Share:
Basic	$1.07	$0.89
Diluted	$1.07	$0.89

Dividends Per Common Share	$0.6725	$0.6575

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

Net Income Applicable to Common Stock	$5,749	$2,825

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Income,
net of tax expense of $0 in 2009 and $23 in 2008	--	37
Adjustment to Pension and Post-Retirement Benefits Other
Than Pension, net of tax expense of $25 in 2009 and $0 in 2008	(25)	--
Unrealized Gain on Investments, net of tax expense of $85 in 2009 and $0 in 2008	131	--

Comprehensive Income	$5,855	$2,862

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

Net Income Applicable to Common Stock	$9,140	$7,462

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Income (Expense),
net of tax expense (benefit) of $20 in 2009 and $(19) in 2008	31	(30)
Adjustment to Pension and Post-Retirement Benefits Other
Than Pension, net of tax expense (benefit) of $24 in 2009 and $(1) in 2008	(26)	(1)
Unrealized Gain on Investments, net of tax expense of $137 in 2009 and $0 in 2008	212	--

Comprehensive Income	$9,357	$7,431

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands, except per share amounts)

	2009	2008

Balance at Beginning of Period	$38,926	$38,265
Net Income Before Preferred Dividends	5,759	2,835
	44,685	41,100

Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	7	7
Common Stock - 2009 $0.2275 per share; 2008 $0.2225 per share	1,924	1,866
	1,934	1,876

Balance at End of Period	$42,751	$39,224

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands, except per share amounts)

	2009	2008

Balance at Beginning of Period	$39,285	$37,272
Net Income Before Preferred Dividends	9,169	7,491
	48,454	44,763

Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	9	9
Cumulative Preferred, Series $0.90, $0.225 per share	20	20
Common Stock - 2009 $0.6725 per share; 2008 $0.6575 per share	5,674	5,510
	5,703	5,539

Balance at End of Period	$42,751	$39,224

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008
Operating Activities:
Net Income	$9,169	$7,491

Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Revenues	179	(836)
Allowance for Funds Used During Construction	(165)	(103)
Depreciation (including $556 in 2009, $479 in 2008 charged to other accounts)	5,230	5,186
Change in Assets and Liabilities:
Increase in Accounts Receivable and Accrued Unbilled Revenues	(1,516)	(2,694)
Increase in Other Current Assets	(1,274)	(2,542)
(Increase) Decrease in Other Non-Current Items	(291)	(1,620)
Increase in Accounts Payable, Accrued Expenses and Other
Current Liabilities	1,460	333
Increase in Deferred Income Taxes and Investment Tax Credits, Net	562	1,463
Total Adjustments	4,185	(813)
Net Cash and Cash Equivalents Provided by Operating Activities	13,354	6,678

Investing Activities:
Company Financed Additions to Utility Plant	(18,795)	(12,469)
Advances from Others for Construction	(558)	(525)
Net Additions to Utility Plant Used in Continuing Operations	(19,353)	(12,994)
Purchase of Ellington Acres Company, net of cash acquired of $26	(1,469)	--
Purchase of Eastern and H2O Services Assets	--	(3,500)
Net Cash and Cash Equivalents Used in Investing Activities	(20,822)	(16,494)

Financing Activities:
Proceeds from Interim Bank Loans	31,607	15,423
Repayment of Interim Bank Loans	(12,074)	(6,459)
Proceeds from Issuance of Common Stock	731	728
Proceeds from the Exercise of Stock Options	--	218
Proceeds from the Issuance of Long-Term Debt	--	4,987
Repayment of Long-Term Debt Including Current Portion	(215)	(55)
Costs Incurred to Issue Long-Term Debt and Common Stock	--	(2)
Advances from Others for Construction	558	525
Cash Dividends Paid	(5,703)	(5,532)
Net Cash and Cash Equivalents Provided by Financing Activities	14,904	9,833
Net Increase in Cash and Cash Equivalents	7,436	17
Cash and Cash Equivalents at Beginning of Period	684	337
Cash and Cash Equivalents at End of Period	$8,120	$354

Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$961	$3,420
Short-term Investment of Bond Proceeds Held in Restricted Cash	--	$3,399

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$3,257	$3,465
State and Federal Income Taxes	$410	$2,773

Connecticut Water Service Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008 and as updated in the Company’s March 31, 2009 and June 30, 2009 Forms 10-Q.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

The Company has evaluated all subsequent events through the date the financial statements were issued, November 6, 2009.

Reclassifications

Certain reclassifications have been made to conform previously reported data to the current presentation, specifically, prior year shares outstanding information as a result of the adoption of FASB ASC 260-10-45, “Earnings per Share”, as of January 1, 2009, which requires retroactive application, see Note 4.

2.  Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and nine months ended September 30, 2009 and 2008.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30	2009	2008	2009	2008
Service Cost	$363	$314	$1,090	$944
Interest Cost	506	476	1,518	1,429
Expected Return on Plan Assets	(557)	(530)	(1,671)	(1,590)
Amortization of:
Transition Obligation	1	1	2	2
Prior Service Cost	18	18	52	52
Net Loss	99	36	298	107
Net Periodic Benefit Cost	$430	$315	$1,289	$944

During the third quarter of 2009, the Company made a contribution to the pension plan of $3.3 million for the 2008 plan year.

Other Post-Retirement Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30	2009	2008	2009	2008
Service Cost	$118	$158	$354	$474
Interest Cost	126	164	366	493
Expected Return on Plan Assets	(68)	(68)	(204)	(204)
Other	57	169	169	169
Amortization of:
Transition Obligation	--	30	--	90
Prior Service Cost	(101)	--	(304)	--
Recognized Net Loss	60	51	163	152
Net Periodic Benefit Cost	$192	$504	$544	$1,174

Connecticut Water Service Inc. and Subsidiaries

3.  Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended September 30,	2009	2008

Common Shares Outstanding End of Period:	8,541,346	8,448,855
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,530,037	8,436,519
Diluted	8,530,961	8,442,004

Basic Earnings per Share	$0.67	$0.34
Dilutive Effect of Unexercised Stock Options	--	--
Diluted Earnings per Share	$0.67	$0.34

Nine Months ended September 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,511,726	8,415,648
Diluted	8,512,391	8,421,528

Basic Earnings per Share	$1.07	$0.89
Dilutive Effect of Unexercised Stock Options	--	--
Diluted Earnings per Share	$1.07	$0.89

Total unrecognized compensation expense for all stock awards was approximately $1.0 million as of September 30, 2009 and will be recognized over the next four years.

4.  New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 105-10 “Generally Accepted Accounting Principles” (“FASB ASC 105-10”).  FASB ASC 105-10 establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants.  The ASC will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  FASB ASC 105-10 is effective for interim and annual periods ending after September 15, 2009.  The Company has included references to the Codification , as applicable, in these financial statements.

FASB ASC 820, “Fair Value Measurements and Disclosures” (“FASB ASC 820”) provides a single definition of fair value, a framework for measuring fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities.  FASB ASC 820 was effective for fiscal years beginning after November 15, 2007; as such we partially adopted FASB ASC 820 in the first quarter of 2008.  In February 2008, the FASB issued FASB ASC 820-10-15, which delayed the effective date of FASB ASC 820 for non-financial assets and liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  In October 2008, the FASB issued FASB ASC 820-10-35.  In April 2009, the FASB issued FASB ASC 820-10-65.  The Company currently does not have any financial assets or liabilities that are valued in inactive or non-orderly markets, and as such is not currently impacted by the issuance of FASB ASC 820-10-35 or FASB ASC 820-10-65.  The Company has adopted FASB ASC 820 for financial assets and liabilities as of January 1, 2008 and for non-financial assets and liabilities as of January 1, 2009.  See Note 5 for additional disclosures regarding fair value.

FASB ASC 805-10, “Business Combinations” (“FASB ASC 805-10”), establishes principles and requirements for how the acquiring company shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquired company and goodwill acquired in a business combination. FASB ASC 805-10 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  FASB ASC 805-10 became effective for the Company beginning January 1, 2009.

FASB ASC 815-10-65, “Derivatives and Hedging” (“FASB ASC 815-10-65”) requires enhanced disclosures about an entity’s derivative and hedging activities.  Under FASB ASC 815-10-65, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company does not hold any derivative financial instruments at September 30, 2009.  The Company adopted the provisions of FASB ASC 815-10-65 effective January 1, 2009.

FASB ASC 350 “Intangibles – Goodwill and Other” (“FASB ASC 350”) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC 350.  The Company has adopted FASB ASC 350-30 effective January 1, 2009 and will apply it prospectively to intangible assets acquired in the future.  The Company does not anticipate that adoption of this standard will have a material impact on its financial statements.

Connecticut Water Service Inc. and Subsidiaries

FASB ASC 260-10-45, “Earnings Per Share” (“FASB ASC 260-10-45”) states that unvested awards of share-based payments with rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share.  As a result, these participating securities will be included in the weighted average number of shares outstanding as disclosed on the face of the income statement.  FASB ASC 260-10-45 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented in financial reports after the effective date shall be adjusted retrospectively to conform to the provisions of FASB ASC 260-10-45.  Early application is not permitted.  The Company adopted FASB ASC 260-10-45 in the first quarter of 2009.  It did not have a material impact on earnings per share, including the periods presented in the prior year.

FASB ASC 715-20-65, “Compensation – Retirement Benefits” (“FASB ASC 715-20-65”) is intended to improve disclosures about a company’s postretirement benefit plan assets by requiring more information about how investment allocation decisions are made, major categories of plan assets, fair value assumptions and concentrations of risk.  The disclosures required by FASB ASC 715-20-65 will be included in the Company’s December 31, 2009 financial statements.  This statement will not impact the consolidated financial results of operations, as the requirements are disclosure-only in nature.

FASB ASC 825-10-65, “Financial Instruments” (“FASB ASC 825-10-65”) requires disclosures about fair value of financial instruments for interim periods as well as in annual financial statements.  The disclosures required by FASB ASC 825-10-65 are required for interim periods ending after June 15, 2009.  This ASC did not impact the consolidated financial results of operations, as the requirements are disclosure-only in nature.

FASB ASC 320-10-65 “Investments – Debt and Equity Securities” (“FASB ASC 320-10-65”) amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments for both debt and equity securities.  This ASC is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this standard did not have an impact on the Company’s operations, financial position or cash flows.

FASB ASC 855-10 “Subsequent Events” (“FASB ASC 855-10”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  FASB ASC 855-10 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  FASB ASC 855-10 is effective for interim and annual periods ending after June 15, 2009.  The Company adopted FASB ASC 855-10 for the quarter ended June 30, 2009.  The adoption did not have an impact on the Company’s operations, financial position or cash flows.  See Note 1 “Summary of Significant Accounting Policies” for the related disclosure.

FASB ASC 860 “Transfers and Servicing” (“FASB ASC 860”) improves the relevance and comparability of information that a reporting entity provides in its financial statements about transfers of financial assets.  The provisions of FASB ASC 860 will be applicable on January 1, 2010 and will be applied prospectively to transfer of financial assets completed after December 31, 2009.  The Company does not anticipate these provisions will have a material impact on its financial statements.

FASB ASC 810 “Consolidation” (“FASB ASC 810”) amends the consolidation guidance for variable interest entities.  The provisions will be applicable on January 1, 2010.  The Company does not anticipate these provisions will have a material impact on its financial statements.

In August 2009, the FASB issued ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“FASB ASU 2009-5”).  This update provides clarification of the fair value measurement of financial liabilities when a quoted price in an active market for an identical liability (level 1 input of the valuation hierarchy) is not available.  FASB ASU 2009-5 is effective in the fourth quarter of 2009.  The Company does not anticipate this update will have a material impact on its financial statements or disclosures.

5.  Fair Value Disclosures

FASB ASC 820, “Fair Value Measurements and Disclosures” (“FASB ASC 820”) provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements.  In 2008, the Company elected the one year deferral option of adoption of FASB ASC 820 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.  The Company adopted FASB ASC 820 for financial assets and liabilities as of January 1, 2008 and FASB ASC 820 as of January 1, 2009 for non-financial assets and liabilities

FASB ASC 820 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three broad levels, as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities
Level 2 – Inputs other than Level 1 that are either directly or indirectly observable
Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that the Company believes market participants would use.

Connecticut Water Service Inc. and Subsidiaries

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3
Assets:
Investments	$1,132	$--	$--

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2008 (in thousands):
	Level 1	Level 2	Level 3
Assets:
Investments	$1,288	$--	$--
Liabilities
Interest Rate Swap	$--	$88	$--

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments, which are not reported at market value on the financial statements.

Cash and cash equivalents – Cash equivalents consist of highly liquid instruments with original maturities at the time of purchase of three months or less.  The carrying amount approximates fair value.

Long-Term Debt – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of September 30, 2009 and December 31, 2008, the estimated fair value of the Company's long-term debt was $92,072,000 and $77,228,000, respectively, as compared to the carrying amounts of $92,020,000 and $92,227,000, respectively.

The fair values shown above have been reported to meet the disclosure requirements of accounting principles accepted in the United States and do not purport to represent the amounts at which those obligations would be settled.

Interest Rate Swap – In 2004, Connecticut Water entered into a five-year interest rate swap associated with its $12.5 million 2004 series variable rate unsecured water facilities revenue refinancing bonds to manage the Company’s exposure to fluctuations in prevailing interest rates. The swap agreement qualified for hedge treatment under FASB ASC 815 “Derivatives and Hedging.”  The fair value of the interest rate swap included in the Company’s Consolidated Balance sheet in “Other Current Liabilities” at December 31, 2008 was approximately $88,000.  Changes in the fair value of this derivative instrument were recorded in “Other Comprehensive Income” in Common Stockholders’ Equity.  The interest rate swap agreement expired on March 3, 2009.

6.  Segment Reporting

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals.  Financial data for the segments is as follows (in thousands):

Three Months Ended September 30, 2009
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$17,015	$5,033	$918	$4,115
Real Estate Transactions	2,160	1,885	496	1,389
Service and Rentals	1,298	416	161	255
Total	$20,473	$7,334	$1,575	$5,759

Three Months Ended September 30, 2008
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$17,325	$4,371	$1,672	$2,699
Real Estate Transactions	--	--	--	--
Service and Rentals	1,201	223	87	136
Total	$18,526	$4,594	$1,759	$2,835

Nine Months Ended September 30, 2009
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$46,149	$8,891	$1,828	$7,063
Real Estate Transactions	2,160	1,885	496	1,389
Service and Rentals	3,601	1,173	456	717
Total	$51,910	$11,949	$2,780	$9,169

Nine Months Ended September 30, 2008
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$47,399	$10,561	$3,600	$6,961
Real Estate Transactions	--	--	--	--
Service and Rentals	3,538	869	339	530
Total	$50,937	$11,430	$3,939	$7,491

Connecticut Water Service Inc. and Subsidiaries

The Revenues shown in Water Activities above consist of revenues from water customers of $16,659,000 and $17,040,000 for the three months ended September 30, 2009 and 2008, respectively.  Additionally, there were revenues associated with utility plant leased to others of $356,000 and $285,000 for the three months ended September 30, 2009 and 2008, respectively.  The Revenues shown in Water Activities above consist of revenues from water customers of $45,187,000 and $46,629,000 for the nine months ended September 30, 2009 and 2008, respectively.  Additionally, there were revenues associated with utility plant leased to others of $962,000 and $770,000 for the nine months ended September 30, 2009 and 2008, respectively.

Assets by segment (in thousands):

	September 30, 2009	December 31, 2008
Total Plant and Other Investments:
Water	$323,028	$304,591
Non-Water	566	676
	323,594	305,267
Other Assets:
Water	74,362	64,734
Non-Water	2,593	2,430
	76,955	67,164
Total Assets	$400,549	$372,431

7.  Income Taxes

FASB ASC 740 “Income Taxes” (“FASB ASC 740”) addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The reassessment of the Company’s tax positions in accordance with FASB ASC 740 did not have an impact on the Company’s results of operations, financial condition or liquidity.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  There were no such charges for the nine month periods ended September 30, 2009 and 2008.  Additionally, there were no accruals relating to interest or penalties as of September 30, 2009 and December 31, 2008.  The Company remains subject to examination by federal authorities for the 2005 through 2008 tax years and by state authorities for the tax years 2003 through 2008.

The Company’s estimated annual effective income tax rate for the first nine months of 2009 and 2008, exclusive of discrete items, was 27.7% and 34.5%, respectively.  These discreet items, of approximately $196,000, consist primarily of an adjustment to the Company’s valuation allowance for certain tax reserves.  The resulting reported effective tax rates for the nine months ended September 30, 2009 and 2008 were 23.3% and 34.5% respectively.  The statutory income tax rates during the same periods were 39%.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year.  The primary flow-through difference, other than the state tax credit, causing the effective rate to be less than the statutory rate in 2009 is the planned pension contribution of $5.2 million for plan year 2009, which is in excess of the Company’s SFAS 87 expense.

8.  Lines of Credit

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which expires on June 25, 2010.  On August 12, 2009, the Company replaced an existing line of credit from $3 million to $10 million, which expires on August 11, 2010.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2011.  Interim Bank Loans Payable at September 30, 2009 was approximately $31.6 million and represents the outstanding aggregate balance on these lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

The Board of Directors approved a $26.4 million construction budget for 2009, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company is using a combination of its internally generated funds, borrowing under its available lines of credit, and the pending long term debt issuance to fund this construction budget.  The Company anticipates utilization of $20 million private activity bonds issued through the Connecticut Development Authority (CDA), for a long term debt issuance in late 2009 or early 2010.  In May 2009, the CDA authorized $20 million of volume capacity for the Company’s capital projects in 2009; the CDA reaffirmed the authorization in October 2009.  On September 8, 2009, the Company filed with the DPUC an application for the issuance of $20 million in CDA backed bonds.  If approved by the DPUC, the Company expects to issue these bonds in the fourth quarter of 2009 or the first quarter of 2010.  A draft decision approving the bond issuance was issued by the DPUC on October 29, 2009.  A final decision is expected on November 12, 2009.

Connecticut Water Service Inc. and Subsidiaries

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our 2008 Annual Report on Form 10-K.

Regulatory Matters and Inflation

During the three months ended September 30, 2009, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2008.

In July 2006, the Company filed a rate application with the Department of Public Utility Control (DPUC) for Connecticut Water requesting an increase in rates of approximately $14.6 million, or 30%.  On January 16, 2007, the DPUC issued its final decision and approved a Settlement Agreement, negotiated with the Office of Consumer Counsel, Connecticut’s consumer advocate, and the DPUC’s Prosecutorial Staff; that allowed Connecticut Water an increase in revenues of approximately $10,940,000, or 22.3%.  The Settlement Agreement allowed Connecticut Water to defer a portion of the approved rate increase, approximately $3.8 million through December 31, 2007 and $4.8 million through March 31, 2008. The Company recognized that increase through recording deferred revenues and a corresponding regulatory asset, as required by the decision.  On January 31, 2008, the Company filed to reopen the case, a procedure required by the Settlement Agreement, to implement the second phase. In addition to the approval for the inclusion in current rates of the previously approved deferred revenues of $4.8 million, the filing included requested recovery and a return on $15.5 million of additional capital investments made in 2007.  On March 28, 2008, an 11.95% rate increase was approved.  The approved rates became effective on April 1, 2008.

On July 23, 2008, the Company announced that it had reached a definitive agreement with Ellington Acres Company (Ellington Acres) to purchase all of Ellington Acres’ outstanding stock for approximately $1.5 million.  Ellington Acres was a regulated water company serving approximately 750 customers in Ellington and Somers, Connecticut, situated between two systems in the Company’s Northern Region that the Company had planned to interconnect.  The Company was able to complete the interconnection between the systems in the second quarter of 2009, saving ratepayers of both Connecticut Water and Ellington Acres significant capital expenditures.  The DPUC approved the acquisition in December 2008 and the Company completed the transaction on January 16, 2009.

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

In 2008, the Company entered into negotiations with the Town of Windsor Locks, Connecticut and ultimately agreed to sell a conservation easement on a well field property no longer needed as a source of supply for $2.0 million.  Windsor Locks was awarded a grant from the Connecticut Department of Environmental Protection to assist in purchasing the conservation easement in order to permanently protect the approximate 200-acre property from development and guarantee public access to the land for passive recreation.  The Company filed an application with the DPUC and submitted the draft agreement and the form of Conservation Easement to the DPUC on April 3, 2009.  The DPUC approved the transaction on September 9, 2009 and the transaction closed on September 18, 2009.  The sale of the conservation easement generated approximately $1.2 million in net income for the Real Estate segment for the period ending September 30, 2009.  The Company currently has no other specific plans for land transactions in 2009 and beyond.

On April 30, 2009, the Company filed with the DPUC an agreement negotiated by and between the Company and the Office of Consumer Counsel to accomplish three goals:  First, a request to equalize depreciation rates across divisions, which would lower depreciation expense,  resulting in a temporary 1.84% reduction of rates for all Connecticut Water customers, effective July 1 through December 31, 2009.  Secondly, an increase in allowed Operation and Maintenance expense equal to the 1.84% of the Company’s previously allowed revenue requirements, effective January 1, 2010.  Finally, an extension of the “stay out” period such that Connecticut Water will not file a new general rate adjustment seeking new rates to take effect any sooner than July 1, 2010.  The net effect of these three items is a reduction in Depreciation Expense, offset by a temporary rate reduction of 1.84% for the last six months of 2009, and a delay of at least six months in Connecticut Water’s next general rate filing.  Effective January 1, 2010, the Company’s rates will revert to rates in effect during the first half of 2009.  The DPUC approved the agreement on July 1, 2009 and the new rates took effect at that time.

The Company anticipates filing for its next general rate increase in January 2010.  The Company is currently evaluating the level of increase required to recover its investment in utility plant and increasing operating costs.

On August 25, 2009, the Company completed the acquisition of a small water system serving a condominium complex in the Town of Madison, CT that was found to have uranium levels above recently established standards.  By acquiring the system, the Company was able to solve a problem for the condominium residents and to assist the Town of Madison, CT in addressing uranium found in the water of two public schools adjacent to the system.  The Company has already installed the treatment system necessary to remove the uranium from the system and was able to connect to the schools prior to the start of the school year.  Due to the contamination issues, the Company acquired the system for only a nominal fee.  The acquisition added approximately 120 customers to the Company.

On October 29, 2009, the Company filed its second WICA application with the DPUC, requesting a 2.15% surcharge to customers’ bills.  The surcharges can be placed on customers’ bills at the start of a calendar quarter following the receipt of DPUC approval.  If approved as filed, the surcharge mechanism will be effective starting January 1, 2010.

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

Connecticut Water Service Inc. and Subsidiaries

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to FASB ASC 980 “Regulated Operations”, revenue recognition, and pension plan accounting.  Each of these accounting policies and the application of critical accounting policies and estimates were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  There were no significant changes in the application of critical accounting policies or estimates during the three months ended September 30, 2009.  Please see Note 4 of the financial statements for newly adopted and recently announced accounting standards.

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

The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.  The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at or near historical levels, customer growth in the Company’s core regulated water utility business, additional growth in revenues attributable to non-water sales operations, and the timing and adequacy of rate relief when requested, from time to time, by our regulated water company, including our next planned rate case in 2010.  The Company has experienced greater decline in residential customer usage during the first half of 2009 when compared to prior years.  Since weather becomes a significant driver of residential usage in the third quarters of both 2009 and 2008, it is difficult to determine if that trend has continued, improved, or become worse.  The Company will continue to monitor this usage trend.

Cool wet weather significantly impacted the sale of water during the nine months ended September 30, 2009.  Water production for the nine months ended September 30, 2009 was approximately 4% less than the same period in 2008.

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

Based on the financial results through September, including the wet and cool weather experienced in the summer months and the completed land sale to the Town of Windsor Locks, CT, the Company expects earnings results in 2009 to be similar to slightly higher than 2008, assuming customer usage stabilizes during the fourth quarter of 2009.  During 2009 and subsequent years, the ability of the Company to maintain and increase its Net Income will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the sections entitled Item 1A – Risk Factors, “Commitments and Contingencies” in Item 7 of the Company’s Annual Report on Form 10-K and the risks and uncertainties described in the “Forward-Looking Information” section below.

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources.

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which expires on June 25, 2010.  On August 12, 2009, the Company replaced an existing line of credit from $3 million to $10 million, which expires on August 11, 2010.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2011.  Interim Bank Loans Payable at September 30, 2009 was approximately $31.6 million and represents the outstanding aggregate balance on these lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

The Board of Directors approved a $26.4 million construction budget for 2009, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company is using a combination of its internally generated funds, borrowing under its available lines of credit, and the pending long term debt issuance to fund this construction budget.  The Company anticipates utilization of $20 million private activity bonds issued through the Connecticut Development Authority (CDA), for a long term debt issuance in late 2009 or early 2010.  In May 2009, the CDA authorized $20 million of volume capacity for the Company’s capital projects in 2009; the CDA reaffirmed the authorization in October 2009.  On September 8, 2009, the Company filed with the DPUC an application for the issuance of $20 million in CDA backed bonds.  If approved by the DPUC, the Company expects to issue these bonds in the fourth quarter of 2009 or the first quarter of 2010.  A draft decision approving the bond issuance was issued by the DPUC on October 29, 2009.  A final decision is expected on November 12, 2009.

Standard and Poor’s, on August 28, 2009, affirmed their 'A' corporate credit rating on the Company with a stable outlook. The affirmation of the corporate credit rating follows their annual review of the Company and incorporates their expectation of adequate and timely rate relief and maintenance of our current financial risk profile. The stable outlook reflects improving regulation and timely rate relief in Connecticut.

The Company offers a dividend reinvestment plan (DRIP) to all registered shareholders, whereby shareholders can opt to have dividends directly reinvested into additional shares of the Company.  During the nine months ended September, 30 2009 and 2008, shareholders reinvested $731,000 and $728,000 in additional shares, respectively, as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the nine months ended September 30, 2009, no stock options were exercised.  During the nine months ended September 30, 2008, 11,775 stock options were exercised, resulting in approximately $218,000 in proceeds to the Company.

Connecticut Water Service Inc. and Subsidiaries

Results of Operations

Three Months Ended September 30
Net Income for the three months ended September 30, 2009 increased from that of the prior year by $2,924,000, which increased earnings per basic and diluted average common share by $0.33, to $0.67.

This increase in Net Income is broken down by business segment as follows:

Business Segment	September 30, 2009	September 30, 2008	Increase
Water Activities	$4,115,000	$2,699,000	$1,416,000
Real Estate Transactions	1,389,000	--	1,389,000
Services and Rentals	255,000	136,000	119,000
Total	$5,759,000	$2,835,000	$2,924,000

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of variances listed below:

Revenue

Revenue from our water customers declined by $381,000 or 2.2% to $16,659,000 for the three months ended September 30, 2009 when compared to the same period in 2008.  Reasons for this decline in revenue are detailed below:

•
On July 1, 2009, the Company’s first WICA surcharge and the voluntarily enacted rate decrease, each discussed above in “Regulatory Matters and Inflation”, became effective.  The net effect of these two new items on customers’ bills was a decrease to operating revenue of approximately $152,000, or approximately 40% of the total decrease.  WICA charges will continue to appear on customer’s bills until the Company’s next general rate case while the rate reduction will be eliminated on January 1, 2010.

•
The water production for the third quarter declined approximately 4%.  The majority of this decline was related to lower residential demand due to the wet and cool weather experienced in the third quarter of 2009, despite similar weather patterns in the same period of 2008.

•	Industrial revenues decreased by $92,000, or 18%, to $419,000 when compared to the third quarter of 2008, primarily due to the adverse economic conditions facing companies in the region.

Operation and Maintenance Expense

Operation and Maintenance expense decreased by $974,000 primarily due to the following components:

Expense Components	September 30, 2009	September 30, 2008	Increase/(Decrease)
Customer	$213,000	$120,000	$93,000
Purchased water	418,000	390,000	28,000
Water treatment (including chemical costs)	643,000	665,000	(22,000)
Investor relations	66,000	89,000	(23,000)
Employee benefit costs	1,151,000	1,209,000	(58,000)
Utility costs	879,000	945,000	(66,000)
Vehicles	315,000	399,000	(84,000)
Outside services	255,000	420,000	(165,000)
Maintenance	250,000	448,000	(198,000)
Labor	2,746,000	3,045,000	(299,000)
Other	618,000	798,000	(180,000)
Total	$7,554,000	$8,528,000	$(974,000)

-
Operating costs declined in the third quarter of 2009 largely due to cost containment and the employee focus on capital projects, both administrative and field related.  Operations and Maintenance expense declined 11% in the third quarter of 2009.  This was attributable to a decrease in labor costs, maintenance expense, and outside services costs.  Labor costs charged to Operation and Maintenance expense have decreased compared to the third quarter of 2008 due to a large number of ongoing capital projects, including the implementation of an Enterprise Resource Planning (ERP) system, where approximately 25% of our employees are directly participating in the design and implementation of the new system.  For the quarter ended September 30, 2009, approximately $240,000 in Labor costs were charged to the ERP system.  Maintenance expense decreased primarily due to reduced costs associated with tank painting and increased infrastructure improvement to replace aging pipe, which is more efficient than repairing main breaks.  Outside services decreased primarily due to lower costs associated with audit fees, legal expenses and decreased consulting expenses, after management authorized the use of external services in only unique circumstances.  Utility costs decreased due to decreases in power costs in the third quarter of 2009.  Employee benefit costs decreased over 2008 levels, primarily due to a decrease in costs associated with post-retirement medical costs.  These decreases in benefit costs are offset by increases in medical costs due to increased claims and higher pension costs in 2009.  Investor relations costs have decreased as the Company completes many SEC filings in-house as opposed to using outside vendors to assist in filings.  Purchased water costs increased in the quarter primarily due to an increase in water purchased in our Unionville system.  Customer costs increased in the current quarter due to an increase in uncollectible accounts due in part to the general economic downturn.

-
The Company saw a modest increase in its Depreciation expense due an increase in the Company’s Utility Plant investment, despite the reduction in depreciation rates that resulted in a temporary reduction in rates for customers.

-
Income Tax expense associated with Water Activities decreased due to a lower effective tax rate in 2009.  The drivers of the lower effective tax rate are increases to flow through timing difference, including planned pension contributions, and the utilization of state tax credits associated with infrastructure investment made by the Company.

Connecticut Water Service Inc. and Subsidiaries

Real Estate

During the third quarter of 2009, the Company completed the previously announced sale of a conservation easement to the Town of Windsor Locks, CT for $2 million.  The transaction generated $1.2 million in net income for the Company and contributed $0.14 in earnings per share.  The Company also adjusted tax valuation allowances associated with land donations made in previous years generating approximately $147,000 in net income in the Real Estate segment.  Additionally, Chester Realty, a wholly-owned, non-regulated subsidiary of the Company, sold a rental property in Killingly, CT during the third quarter of 2009, generating a small profit.  There were no Real Estate transactions during the third quarter 2008.

Nine Months Ended September 30
Net Income for the nine months ended September 30, 2009 increased from that of the prior year by $1,678,000, which increased earnings per basic and diluted average common share by $0.18, to $1.07.

This increase in Net Income is broken down by business segment as follows:

Business Segment	September 30, 2009	September 30, 2008	Increase
Water Activities	$7,063,000	$6,961,000	$102,000
Real Estate Transactions	1,389,000	--	1,389,000
Services and Rentals	717,000	530,000	187,000
Total	$9,169,000	$7,491,000	$1,678,000

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of variances listed below:

Revenue

Revenue from our water customers declined by $1,442,000 or 3.1% to $45,187,000 for the nine months ended September 30, 2009 when compared to the same period in 2008.  Reasons for this decline in revenue are detailed below:

•
On July 1, 2009, the Company’s first WICA surcharge and the voluntarily enacted rate decrease, each discussed above in “Regulatory Matters and Inflation”, became effective.  The net effect of these two new items on customers’ bills was a decrease to operating revenue of approximately $152,000, or approximately 11% of the total year over year decrease in customer revenues.  WICA charges will continue to appear on customer’s bills until the Company’s next general rate case while the rate reduction will be eliminated on January 1, 2010.

•
Water production for the first nine months declined approximately 4%.  The majority of this decline was related to lower residential demand due to the extremely wet and cool weather experienced in the second quarter of 2009.

•
Industrial revenues decreased by $280,000, or 20%, to $1,106,000 when compared to the first nine months of 2008, primarily due to the economic condition facing companies in the region.  A portion of the decrease is due to industrial customers cutting back on shifts and other budget cuts.

•
Partially offsetting the declining usage described above, was the implementation of the second phase of the Company’s 2006 rate increase that was effective April 1, 2008.  As a result, the first quarter of 2009 included an increase of rates of approximately 4.5% that was not included in rates in the first quarter of 2008.

Operation and Maintenance Expense

Operation and Maintenance expense increased by $405,000 primarily due to the following components:

Expense Components	September 30, 2009	September 30, 2008	Increase/(Decrease)
Purchased water	$928,000	$693,000	$235,000
Water treatment (including chemical costs)	1,710,000	1,520,000	190,000
Outside services	1,257,000	1,072,000	185,000
Customer	723,000	587,000	136,000
Insurance	841,000	743,000	98,000
Employee benefit costs	3,655,000	3,562,000	93,000
Investor relations	379,000	425,000	(46,000)
Maintenance	1,094,000	1,195,000	(101,000)
Labor	8,742,000	8,858,000	(116,000)
Other	4,825,000	5,094,000	(269,000)
Total	$24,154,000	$23,749,000	$405,000

-
Operating costs increased only 2% in the first three months of 2009 largely due to the employee focus on capital projects, both administrative and field related.  Purchased water costs increased in the period primarily due to an increase in water purchased in our Unionville system.  Additionally, the Company negotiated a reduction of bills related to 2007 purchased water that the Company realized as a reduction of expense in the first quarter of 2008.  During 2009, the Company was billed for water as it was purchased from neighboring utilities at the negotiated rates.  Water treatment costs increased primarily due to an increase in the cost of key chemicals, despite a decrease in production when compared to prior year.  Outside services increased over prior years primarily due to increased legal costs associated with the Perry Street litigation detailed in “Commitments and Contingencies” and the increased use of temporary labor in the early part of the year.  Customer costs increased primarily due to an increase in uncollectible accounts.  Employee benefit costs increased primarily due to an increase in costs associated with medical and pension expenses, partially offset by a decrease in post-retirement medical costs.  Medical costs increased due to additional claims filed in the current year compared to 2008.  Labor costs have decreased compared to the third quarter of 2008 due to a large number of ongoing capital projects, including the implementation of the ERP system, where approximately 25% of our employees are directly participating in the design and implementation of the new system.  For the nine months ended September 30, 2009, approximately $516,000 in Labor costs were charged to the ERP system.  Maintenance expense decreased primarily due to reduced costs associated with tank painting and increased infrastructure improvement to replace aging pipe rather than less efficient maintenance of main breaks.

Connecticut Water Service Inc. and Subsidiaries

-
The Company saw a slight decrease in its Depreciation expense due to the reduction in depreciation rates that resulted in a temporary reduction in rates for customers, despite an increase in the Company’s Utility Plant investment.

-
Income Tax expense associated with Water Activities decreased due to a lower effective tax rate in 2009.  The drivers of the lower effective tax rate are increases to flow through timing difference, including planned pension contributions, and the utilization of state tax credits associated with infrastructure investment made by the Company.

Real Estate

During the third quarter of 2009, the Company completed the previously announced sale of a conservation easement to the Town of Windsor Locks, CT for $2 million.  The transaction generated $1.2 million in net income for the Company and contributed $0.14 in earnings per share.  The Company also adjusted tax valuation allowances associated with land donations made in previous years generating approximately $147,000 in net income in the Real Estate segment.  Additionally, Chester Realty sold a rental property in Killingly, CT during the third quarter of 2009, generating a small profit.  There were no Real Estate transactions during the nine months ended September 30, 2008.

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

On May 5, 2008, Connecticut Water filed a timely appeal of the decision in the Connecticut Appellate Court.  The Connecticut Supreme Court has transferred the appeal to itself.  This appeal stays the eviction order until the Connecticut Supreme Court rules on Connecticut Water’s claims that the trial court erred.  On October 20, 2009, the Court heard oral arguments on the appeal and at this time, the outcome of the appeal is uncertain.  On August 5, 2008, Connecticut Water was served with a related lawsuit in which 19 Perry Street, LLC seeks the payment of back rent with respect to the property.  As of February 23, 2009, the lawsuit for back rent has been stayed pending the resolution of the appeal related to the eviction case.  The Company intends to maintain its use of the property to provide water to customers of its Unionville division while the appeal is pending.  In addition, Connecticut Water will consider all other options with respect to its well field use of the property, including the outright purchase of the property or the exercise of Connecticut Water’s right to take the property by initiating eminent domain proceedings under applicable law.

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

Regulated water companies, including Connecticut Water, are subject to various federal and state regulatory agencies concerning water quality and environmental standards.  Generally, the water industry is materially dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant.  The ability to maintain our operating costs at the lowest possible level, while providing good quality water service, is beneficial to customers and stockholders.  Profitability is also dependent on the timeliness of rate relief to be sought from, and granted by, the DPUC, when necessary (including our next general rate case planned for 2010), and numerous factors over which we have little or no control, such as the quantity of rainfall and temperature, customer demand and related conservation efforts, financing costs, energy rates, tax rates, and stock market trends which may affect the return earned on pension assets, compliance with environmental and water quality regulations, and the outcome of litigation matters, including the Unionville division well field dispute.  From time to time, the Company may acquire other regulated and/or unregulated water companies.  Profitability is often dependent on identification and consummation of business acquisitions and the profitable integration of these acquired businesses into the Company’s operations, including the January 2009 acquisition of Ellington Acres.  The profitability of our other revenue sources is subject to the amount of land we have available for sale and/or donation, the demand for the land, the continuation of the current state tax benefits relating to the donation of land for open space purposes, regulatory approval of land dispositions, the demand for telecommunications antenna site leases and the successful extensions and expansion of our service contract work.  We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

Connecticut Water Service Inc. and Subsidiaries

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $40.0 million of variable rate lines of credit with three banks, under which the interim bank loans payable at September 30, 2009 were approximately $31.6 million.

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

As of September 30, 2009, the Company had $22.05 million of variable-rate debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Connecticut Water Service Inc. and Subsidiaries

Part II, Item 1A: Risk Factors

Information regarding risk factors appeared in Item 1A of Part I of our Report on Form 10-K for the fiscal year ended December 31, 2008.  The following risk factor is being added to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

New Streamflow Regulations could potentially impact our ability to serve our customers.

The Connecticut Department of Environmental Protection is seeking to promulgate new regulations relative to the flow of water in the State’s rivers and streams and we are assessing the impact that any such regulation would have on our operations, capital requirements and our ability to serve our customers with sufficient quantities of water.  It is uncertain if the State will adopt the streamflow rule as it is currently drafted.  However, any new streamflow regulation has the potential to restrict our access to water, raise our capital and operating expenses and adversely affect our revenues and earnings.  Although these costs may be recovered in the form of higher rates, there can be no assurance the DPUC would approve rate increases to enable us to recover such costs.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended September 30, 2009.

Part II, Item 5: Other Events

Bank of America – Line of Credit

On August 12, 2009, Connecticut Water Service, Inc., a Connecticut corporation (the “Company”) entered into a Loan Agreement with Bank of America, N.A. (the “Bank of America Agreement”).  The Bank of America Agreement replaced a previously existing line of credit agreement with Bank of America, N.A.

The Bank of America Agreement provides for a $10 million line of credit to the Company, expiring on August 11, 2010.  Interest rates on the Bank of America Agreement are based on British Bankers Association LIBOR Daily Floating Rate plus 2.25 percentage points.  Interest payments are due monthly and the principal amount outstanding can be repaid at anytime.  In the event of a default by the Company, Bank of America N.A. may declare the Company in default, stop making additional credit available, and require the Company to repay its entire debt immediately.

The Agreement contains customary representations and warranties, which are in certain cases modified by “materiality” and “knowledge” qualifiers, and customary affirmative and negative covenants.

The above summary of the Bank of America Agreement is qualified in its entirety by the complete copy of the Bank of America Agreement, which is attached hereto as Exhibit 10.1 and is hereby incorporated by reference.

Citizens Bank – Line of Credit

On September 15, 2009, the Company entered into an amendment and restatement of an existing line of credit agreement with RBS Citizens, National Association (the “Citizens Agreement”).  The Citizens Agreement was originally entered into in May 2002, and has been amended from time to time thereafter.  The amendment and restatement increased the amounts available under the Citizens Agreement from $12 million to $15 million.

The Citizens Agreement provides for a $15 million line of credit to the Company, expiring on June 1, 2011.  Interest rates on the Citizens Agreement are based on British Bankers Association LIBOR 90 Day Rate plus 2.50 percentage points.  Interest payments are due monthly and the principal amount outstanding can be repaid at anytime.  In the event of a default by the Company, RBS Citizens, National Association may declare the Company in default, stop making additional credit available, and require the Company to repay its entire debt immediately.

The Agreement contains customary representations and warranties, which are in certain cases modified by “materiality” and “knowledge” qualifiers, and customary affirmative and negative covenants.  In addition, the Company and its subsidiaries are required to maintain a two-to-one pre-tax interest coverage ratio.

The above summary of the Citizens Agreement is qualified in its entirety by the complete copy of the Citizens Agreement, which is attached hereto as Exhibit 10.2 and is hereby incorporated by reference.

Connecticut Water Service Inc. and Subsidiaries

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

10.1	*	Line of credit agreement dated August 12, 2009 between Bank of America, N.A. and Connecticut Water Service, Inc.

10.2	*	Line of credit agreement dated September 15, 2009 between RBS Citizens, National Association and Connecticut Water Service, Inc.

31.1	*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2	*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32	**	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith
** furnished herewith

Connecticut Water Service Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)
Date: November 6, 2009	By: /s/ David C. Benoit David C. Benoit Vice President – Finance and Chief Financial Officer
Date: November 6, 2009	By: /s/ Nicholas A. Rinaldi Nicholas A. Rinaldi Controller