Form 10-K
period 2009-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2010-03-15
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from	to

Commission File Number 0-8084

Connecticut Water Service, Inc.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0739839 (I.R.S. Employer Identification No.)

93 West Main Street, Clinton, CT (Address of principal executive office)	06413 (Zip Code)

Registrant's telephone number, including area code (860) 669-8636
Registrant’s website:  www.ctwater.com

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class Common Stock, without par value	Name of each exchange on which registered The Nasdaq Stock Market, Inc.

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2009, the aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was $183,461,959 based on the closing sale price on such date as reported on the NASDAQ.

Number of shares of Common Stock, no par value, outstanding as of March 1, 2010 was 8,605,403, excluding 104,522 common stock equivalent shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Document is Incorporated

Definitive Proxy Statement, dated March 31, 2010, for Annual Meeting of Shareholders to be held on May 14, 2010.	Part III

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“10-K”), or incorporated by reference into this 10-K, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) that are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us.  These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  Forward-looking statements included in this 10-K, or incorporated by reference into this 10-K, include, but are not limited to, statements regarding:

•	projected capital expenditures and related funding requirements;
•	the availability and cost of capital;
•	developments, trends and consolidation in the water and wastewater utility industries;
•	dividend payment projections;
•	our ability to successfully acquire and integrate regulated water and wastewater systems, as well as unregulated businesses, that are complementary to our operations and the growth of our business;
•	the capacity of our water supplies, water facilities and wastewater facilities;
•	the impact of limited geographic diversity on our exposure to unusual weather;
•	the impact of conservation awareness of customers and more efficient plumbing fixtures and appliances on water usage per customer;
•	our capability to pursue timely rate increase requests;
•	our authority to carry on our business without unduly burdensome restrictions;
•	our ability to maintain our operating costs at the lowest possible level, while providing good quality water service;
•	our ability to obtain fair market value for condemned assets;
•	the impact of fines and penalties;
•	changes in laws, governmental regulations and policies, including environmental, health and water quality and public utility regulations and policies;
•	the decisions of governmental and regulatory bodies, including decisions to raise or lower rates;
•	our ability to successfully extend and expand our service contract work within our Service and Rentals Segment;
•	the development of new services and technologies by us or our competitors;
•	the availability of qualified personnel;
•	the condition of our assets;
•	the impact of legal proceedings;
•	general economic conditions;
•
the profitability of our Real Estate Segment, which is subject to the amount of land we have available for sale and/or donation, the demand for any available land, the continuation of the current state tax benefits relating to the donation of land for open space purposes and regulatory approval for land dispositions; and

•	acquisition-related costs and synergies.

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•	changes in general economic, business, credit and financial market conditions;
•	changes in government regulations and policies, including environmental and public utility regulations and policies;
•	changes in environmental conditions, including those that result in water use restrictions;
•	abnormal weather conditions;
•	increases in energy and fuel costs;
•	unfavorable changes to the federal and/or state tax codes;
•	significant changes in, or unanticipated, capital requirements;
•	significant changes in our credit rating or the market price of our common stock;
•	our ability to integrate businesses, technologies or services which we may acquire;
•	our ability to manage the expansion of our business;
•	the extent to which we are able to develop and market new and improved services;
•	the continued demand by telecommunication companies for antenna site leases on our property;
•	the effect of the loss of major customers;
•	our ability to retain the services of key personnel and to hire qualified personnel as we expand;
•	labor disputes;
•	increasing difficulties in obtaining insurance and increased cost of insurance;
•	cost overruns relating to improvements or the expansion of our operations;
•	increases in the costs of goods and services;
•	civil disturbance or terroristic threats or acts; and
•	changes in accounting pronouncements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements.  You should read this 10-K and the documents that we incorporate by reference into this 10-K completely and with the understanding that our actual future results, performance and achievements may be materially different from what we expect.  These forward-looking statements represent our assumptions, expectations and beliefs only as of the date of this 10-K.  Except for our ongoing obligations to disclose certain information under the federal securities laws, we are not obligated, and assume no obligation, to update these forward-looking statements, even though our situation may change in the future.  For further information or other factors which could affect our financial results and such forward-looking statements, see Part I, Item 1A“Risk Factors.”  We qualify all of our forward-looking statements by these cautionary statements.

PART I

ITEM 1.  BUSINESS

The Company

The Registrant, Connecticut Water Service, Inc. (referred to as “the Company”, “we”, or “our”) was incorporated in 1974, with The Connecticut Water Company (Connecticut Water) as its largest subsidiary which was organized in 1956. Connecticut Water Service, Inc. is a non-operating holding company, whose income is derived from the earnings of its four wholly-owned subsidiary companies.  In 2009, approximately 77% of the Company’s net income was attributable to water activities carried out within its regulated water company, Connecticut Water.  As of December 31, 2009, Connecticut Water supplied water to 88,534 customers, representing a population of over 300,000, in 54 towns throughout Connecticut.  As a regulated water company, Connecticut Water is subject to state regulation regarding financial issues, rates, and operating issues, and to various other state and federal regulatory agencies concerning water quality and environmental standards.

In addition to its regulated utility, the Company owns three unregulated companies, two of which were active and one of which was inactive as of December 31, 2009.  In 2009, these unregulated companies, together with real estate transactions within Connecticut Water, contributed the remaining 23% of the Company’s earnings from continuing operations through real estate transactions as well as services and rentals.  The two active companies are Chester Realty, Inc., a real estate company in Connecticut; and New England Water Utility Services, Inc. (NEWUS), which provides contract water and sewer operations and other water related services.

The inactive company is The Barnstable Holding Company (Barnstable Holding), a holding company which previously owned BARLACO Inc. (BARLACO) and Barnstable Water Company (Barnstable Water).  BARLACO, a real estate company in Massachusetts whose entire inventory of land was sold in 2006, and Barnstable Water, a company that was a public service company until its assets were sold to the Town of Barnstable, Massachusetts in 2005, were each merged with and into Barnstable Holding during 2007.

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

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these documents will be made available free of charge through the “INVESTOR INFORMATION” menu of the Company’s internet website (http://www.ctwater.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The following documents are also available through the “CORPORATE GOVERNANCE” section of our website:

•	Employee Code of Conduct
•	Audit Committee Charter
•	Board of Directors Code of Conduct
•	Compensation Committee Charter
•	Corporate Governance Committee Charter
•	Corporate Responsibility Committee Charter
•	Amended and Restated Bylaws of Connecticut Water Service, Inc.
•	2009 Annual Meeting Materials (2008 Annual Report and 2009 Proxy Statement)

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

Costs to comply with environmental and water quality regulations are substantial.  Since the 1974 enactment of the Safe Drinking Water Act, we have spent approximately $59.0 million in constructing facilities and conducting aquifer mapping necessary to comply with the requirements of the Safe Drinking Water Act, and other federal and state regulations, of which $8.1 million was expended in the last five years.  The Company expects to spend approximately $1.7 million in 2010 on Safe Water Drinking Act projects, primarily to bring newly acquired systems up to the Company’s standards.  The Company believes that we are presently in compliance with current regulations, but the regulations are subject to change at any time.  The costs to comply with future changes in state or federal regulations, which could require us to modify existing filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.

Connecticut Water derives its rights and franchises to operate from special Connecticut acts that are subject to alteration, amendment or repeal and do not grant us exclusive rights to our service areas. Our franchises are free from burdensome restrictions, are unlimited as to time, and authorize us to sell potable water in all the towns we now serve.  There is the possibility that the State of Connecticut could attempt to revoke our franchises and allow a governmental entity to take over some or all of our systems.  While we would vigorously oppose any such attempts, from time to time such legislation is contemplated.

The rates we charge our water customers are established under the jurisdiction of and are approved by the Connecticut Department of Utility Control (“DPUC”).  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water’s allowed return on equity and return on rate base are 10.125% and 8.07%, respectively.

On July 23, 2008, the Company announced that it had reached a definitive agreement with Ellington Acres Company (Ellington Acres) to purchase all of Ellington Acres’ outstanding stock for approximately $1.5 million.  Ellington Acres was a regulated water company serving approximately 750 customers in Ellington and Somers, Connecticut, situated between two systems in the Company’s Northern Region that the Company had planned to interconnect.  The Company was able to complete the interconnection between the systems in the second quarter of 2009, saving ratepayers of both Connecticut Water and Ellington Acres significant capital expenditures.  The DPUC approved the acquisition in December 2008 and the Company completed the transaction on January 16, 2009.  The Company merged Ellington Acres with and into Connecticut Water during 2009.

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

On April 30, 2009, the Company filed with the DPUC an agreement negotiated by and between the Company and the Office of Consumer Counsel to accomplish three goals:  First, a request to equalize depreciation rates across divisions, which would lower Depreciation Expense, resulting in a temporary 1.84% reduction of rates for all Connecticut Water customers, during the period July 1 through December 31, 2009.  Secondly, an increase in allowed Operation and Maintenance expense equal to the 1.84% of the Company’s previously allowed revenue requirements, effective January 1, 2010.  Finally, an extension of the “stay out” period such that Connecticut Water would not file a new general rate adjustment prior to January 1, 2010, which would result in new rates prior to July 1, 2010.  The net effect of these three items is a reduction in Depreciation Expense, offset by a temporary rate reduction of 1.84% for the last six months of 2009, and a delay of at least six months in Connecticut Water’s next general rate filing.  Effective January 1, 2010, the Company’s rates reverted to the rates that were in effect during the first half of 2009.  The DPUC approved the agreement on July 1, 2009 and the new rates took effect at that time.

On August 25, 2009, the Company completed the acquisition of a small water system serving a condominium complex in the Town of Madison, CT that was found to have uranium levels above established standards.  By acquiring the system, the Company was able to solve a problem for the condominium residents and to assist the Town of Madison, CT in addressing uranium found in the water of two public schools adjacent to the system.  The Company has already installed the treatment system necessary to remove the uranium from the system and was able to connect to the schools prior to the start of the school year.  Due to the contamination issues, the Company acquired the system for a nominal fee.  The acquisition added the equivalent of approximately 120 customers to the Company.

On October 29, 2009, the Company filed its second WICA application with the DPUC, requesting a 2.15% surcharge to customers’ bills, inclusive of the 0.95% surcharge approved in July 2009.  The surcharges can be placed on customers’ bills at the start of a calendar quarter following the receipt of DPUC approval.  The DPUC approved a cumulative WICA surcharge of 2.1% on December 23, 2009.  The surcharge mechanism became effective January 1, 2010.

On January 6, 2010, the Company’s regulated water subsidiary, The Connecticut Water Company, filed a rate application with the DPUC, requesting a multi-year increase totaling $19.1 million, over a three year period.  The Company has proposed options for regulatory consideration, including a multi-year phase-in of rates that, if approved, would be a first in Connecticut for water utilities.  In addition to the phased-in rate increase, the Company is also seeking a Water Conservation Adjustment Mechanism (“WCAM”), to allow the Company to continue to aggressively promote water conservation in an effective manner while addressing the financial impact of increased conservation by its customers.  The WCAM seeks to minimize the effects of conservation on the Company’s revenues through a recovery mechanism that would be limited to a change in non-weather related residential sales, while at the same time allowing for the promotion of conservation to the benefit of customers and the environment, usually two opposing concerns.  In addition to the conservation efforts that have impacted sales, the need for an increase in rates is, in part, based upon an investment of approximately $62 million in Net Utility Plant since 2006, the last time the Company filed a general rate increase.  In addition, increased operating costs for labor, employee benefits and other general operating needs, including chemicals, is being requested.  No assurance can be given that the DPUC will approve any or all of the rate relief, the phased-in approach or the WCAM requested by the Company.  The Company expects a decision in this rate case in July 2010, with new rates effective at that time.

On February 16, 2010, the Company announced the acquisition of the assets of water systems in Killingworth and Mansfield, Connecticut.  These acquisitions added approximately 500 customers to the Company.  The system acquired in Killingworth has water quality issues that the previous owners were unable to address.  The Company will evaluate options, obtain regulatory approval and invest in the technology necessary to bring the system into compliance with water quality standards in effect in Connecticut.  Additionally, the Company announced that it had reached an agreement to acquire a water system in Old Lyme, Connecticut.  It is expected, upon approval by the DPUC, that this acquisition will add approximately 100 customers to the Company.

Our Water Systems

Our water infrastructure consists of 60 noncontiguous water systems in the State of Connecticut.  Our system, in total, consists of approximately 1,500 miles of water main and reservoir storage capacity of 7.0 billion gallons. The safe, dependable yield from our 208 active wells and 18 reservoirs is approximately 54 million gallons per day.  Water sources vary among the individual systems, but overall approximately 34% of the total dependable yield comes from reservoirs and 66% from wells.

For the year-ended December 31, 2009, Connecticut Water’s 88,534 customers consumed approximately 6.5 billion gallons of water generating $59,391,000 in revenue.  We supply water, and in most cases, fire protection to all or portions of 54 towns in Connecticut.

The following table breaks down the above total figures by customer class as of December 31, 2009, 2008 and 2007:

	2009	2008	2007
Customers:
Residential	78,820	78,254	75,579
Commercial	5,690	5,646	5,532
Industrial	425	425	426
Public Authority	608	606	602
Fire Protection	1,705	1,648	1,599
Other (including non-metered accounts)	1,286	782	680
Total	88,534	87,361	84,418

Water Revenues (in thousands):
Residential	$36,471	$37,963	$38,354
Commercial	6,729	7,150	6,762
Industrial	1,459	1,822	1,764
Public Authority	1,926	2,027	1,924
Fire Protection	10,958	10,606	9,482
Other (including non-metered accounts)	1,848	1,702	740
Total	$59,391	$61,270	$59,026

Customer Water Consumption (millions of gallons):
Residential	4,737	4,954	5,186
Commercial	1,078	1,180	1,259
Industrial	306	396	423
Public Authority	351	365	389
Total	6,472	6,895	7,257

Connecticut Water owns various small, discrete parcels of land that are no longer required for water supply purposes.  At December 31, 2009, this land totaled approximately 490 acres.  Over the past several years, we have been disposing of these land parcels. For more information, please refer to Segments of Our Business below.

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

Employees

As of December 31, 2009, we employed a total of 225 persons, a decrease of one employee over December 31, 2008.  Our employees are not covered by collective bargaining agreements.

Executive Officers of the Registrant

The following is a list of the executive officers of the Company:

Name	Age in 2010*	Office	Period Held or Prior Position	Term of Office Expires
E. W. Thornburg	49	Chairman, President, and Chief Executive Officer	Held position since March 2006	2009 Annual Meeting
D. C. Benoit	53	Vice President – Finance, Chief Financial Officer and Treasurer	Held current position or other executive position with the Company since April 1996	2009 Annual Meeting
T. P. O’Neill	55	Vice President – Service Delivery	Held current position or other engineering position with the Company since February 1980	2009 Annual Meeting
M. P. Westbrook	51	Vice President – Customer and Regulatory Affairs	Held current position or other management position with the Company since September 1988	2009 Annual Meeting
T. R. Marston	57	Vice President – Business Development	Held current position or other position with the Company since June 1974	2009 Annual Meeting
D. J. Meaney	49	Corporate Secretary	Held current position or other communications position with the Company since August 1994	2009 Annual Meeting
K. A. Johnson	43	Vice President – Human Resources	Held current position or other human resources position with the Company since May 2007	2009 Annual Meeting

* - Age shown is as of filing date of March 15, 2010.

For further information regarding the executive officers see the Company’s Proxy Statement dated March 31, 2010.

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

Real Estate Transactions – Our Real Estate Transactions segment involves the sale or donation for income tax benefits of our real estate holdings.  These transactions can be effected by any of our subsidiary companies.  Through land donations and discount sales in previous years, the Company earned tax credits to use in future years.  The Company is limited by time and the amount of taxable income when using these credits.  Each year, the Company assesses its ability to use these credits going forward and makes adjustments to its valuation allowances, accordingly.  During 2009, the Company completed the sale of a conservation easement of approximately 200 acres to the Town of Windsor Locks, CT.  Additionally, the Company made adjustments to tax valuation allowances associated with land donations made in previous years.  Finally, Chester Realty sold a non-regulated rental property in Killingly, CT for a small profit.  The Company currently has no other specific plans for land transactions in 2010 and beyond.

During 2008, the Company did not sell any land; however, the Company did make adjustments to valuation allowances for land sold in prior periods.  During 2007, the Company engaged in two land transactions totaling 33 acres and increased its valuation allowance, resulting in a net profit of $167,000.

A breakdown of the net income of this segment between our regulated and unregulated companies for the past three years is as follows:

	Income (Loss) from Real Estate Transactions from Continuing Operations
	Regulated	Unregulated	Total

2009	$1,427,000	$22,000	$1,449,000
2008	$(160,000)	--	$(160,000)
2007	$199,000	$(32,000)	$167,000

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

Linebacker® is an optional service line protection program offered by the Company to eligible residential and commercial customers through NEWUS covering the cost of repairs for leaking or broken water service lines which provide the drinking water to a customer’s home or business.  For customers who enroll in this program, the Company will repair or replace a leaking or broken water service line, curb box, curb box cover, meter pit, meter pit cover, meter pit valve plus in-home water main shut off valve before the meter.  The program does not cover non-standard items such as pressure reducing valves, booster pumps, and lawn and/or fire sprinkler protection systems.  The Linebacker® program costs $70 per year for residential customers and $96 per year for commercial customers.  The program has no deductible or limits on number or cost of leaks repaired each year.  As of December 31, 2009 and 2008, the Company had 22,171 and 21,670 customers enrolled in its Linebacker® protection program, respectively.

Some of the services listed above, including the service line protection plan, have little or no competition.  But there can be considerable competition for contract operations of large water and wastewater facilities and systems.  However, we have sought to develop a niche market by seeking to serve smaller facilities and systems in our service areas where there is less competition.  The Services and Rentals segment, while still a relatively small portion of our overall business, has grown significantly over the past five years and now provides approximately 9% of our overall net income in 2009.  Net income generated by this segment of our business was $929,000, $790,000 and $651,000 for the years 2009, 2008 and 2007, respectively.

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

The water utility business is capital intensive. On an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. Our ability to maintain and meet our financial objectives is dependent upon the rates we charge our customers. These rates are subject to approval by the DPUC.  The Company is entitled to file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Once a rate increase petition is filed with the DPUC, the ensuing administrative and hearing process may be lengthy and costly.  We can provide no assurances that any future rate increase requests will be approved by the DPUC, including the rate application applied for on January 6, 2010; and, if approved, we cannot guarantee that any such rate increase requests will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.  Additionally, the DPUC may rule that a company must reduce its rates.

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

As of December 31, 2009, we had $112.0 million in long-term debt outstanding and $25.0 million in bank loans payable.  Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance.  Our performance is affected by many factors, some of which are beyond our control.  We believe that our cash generated from operations, and, if necessary, borrowing under our existing and planned credit facilities, will be sufficient to enable us to make our debt payments as they become due.  If, however, we do not generate sufficient cash, we may be required to refinance our obligations or sell additional equity, which may be on terms that are not favorable to the Company as current terms.

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

The credit market volatility lessened in the second half of 2009.  During certain periods over the past two years, the volatility and disruption reached unprecedented levels.  In many cases, the markets contained limited credit capacity for certain issuers, and lenders had requested shorter terms.  The market for new debt financing was limited and in some cases not available at all.  In addition, the markets had increased the uncertainty that lenders will be able to comply with their previous commitments.  The Company noted improvements during the second half of 2009.  If market disruption and volatility return, the Company may not be able to refinance our existing debt when it comes due, draw upon our existing lines of credit or incur additional debt, which may require us to seek other funding sources to meet our liquidity needs or to fund our capital expenditures budget.  We cannot assure you that we will be able to obtain debt or other financing on reasonable terms, or at all.

Failure to maintain our existing credit ratings could affect our cost of funds and related margins and liquidity position.

Since 2003, Standard & Poor's Ratings Services has rated our outstanding debt and has given credit ratings to us and our subsidiary The Connecticut Water Company.  Their evaluations are based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting.  On August 28, 2009, Standard & Poor's Ratings Services reaffirmed their ‘A’ credit rating on the Connecticut Water Service and The Connecticut Water Company, both with an outlook of "stable".  In light of the difficulties in the financial services industry and the difficult financial markets, however, there can be no assurance that we will be able to maintain our current strong credit ratings.  Failure to do so could adversely affect our cost of funds and related margins and liquidity position.

Market disruptions caused by the worldwide financial crisis could affect our ability to meet our liquidity needs at reasonable cost and our ability to meet long-term commitments, which could adversely affect our financial condition and results of operations.

During 2009, the Company increased its lines of credit from $21 million to $40 million.  We rely on our revolving credit facilities and the capital markets to satisfy our liquidity needs. A return to disruptions in the credit markets or further deterioration of the banking industry’s financial condition, may discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt securities in the capital markets.

Our inability to comply with debt covenants under our credit facilities could result in prepayment obligations.

We are obligated to comply with debt covenants under our loan and debt agreements.  Failure to comply with covenants under our credit facilities could result in an event of default, which if not cured or waived, could result in us being required to repay or finance these borrowings before their due date, could limit future borrowings, and result in cross default issues and increase borrowing costs.  The covenants are normal and customary in bank and loan agreements.  The Company was in compliance with the covenants at December 31, 2009.

Market conditions may unfavorably impact the value of our benefit plan assets and liabilities which then could require significant additional funding.

The performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations under the Company’s pension and postretirement benefit plans and could significantly impact our results of operations and financial position.  As detailed in the Notes to Consolidated Financial Statements, the Company has significant obligations in these areas and the Company holds significant assets in these trusts.  These assets are subject to market fluctuations, which may affect investment returns, which may fall below the Company’s projected return rates.  A decline in the market value of the pension and postretirement benefit plan assets will increase the funding requirements under the Company’s pension and postretirement benefit plans if the actual asset returns do not recover these declines in value.  Additionally, the Company’s pension and postretirement benefit plan liabilities are sensitive to changes in interest rates.  As interest rates decrease, the liabilities increase, potentially increasing benefit expense and funding requirements.  Further, changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions may also increase the funding requirements of the obligations related to the pension and other postretirement benefit plans.  Also, future increases in pension and other postretirement costs as a result of reduced plan assets may not be fully recoverable from our customers, and our the results of operations and financial position of the Company could be negatively affected.

Our operating costs could be significantly increased because of state and federal environmental and health and safety laws and regulations.

Our water and wastewater operations are governed by extensive federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws, and federal and state regulations issued under these laws by the U.S. Environmental Protection Agency and state environmental regulatory agencies.  These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the United States and/or Connecticut. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations.  We cannot assure that we have been or will be at all times in full compliance with these laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.

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

Climate change laws and regulations may be adopted that could require compliance with greenhouse gas emissions standards and other climate change initiatives. Additional capital expenditures could be required and our operating costs could be increased in order to comply with new regulatory standards imposed by federal and state environmental agencies.

Climate change is receiving ever increasing attention worldwide.  Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.  Possible new climate change laws and regulations, if enacted, may require us to monitor and/or change our utility operations.  It is possible that new standards could be imposed that will require additional capital expenditures or raise our operating costs.  Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations, or cash flows.  Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state public utility commissions or similar regulatory bodies that govern our business would approve rate increases to enable us to recover such expenditures and costs.  We cannot assure you that our costs of complying with new standards or laws will not adversely affect our business, results of operations or financial condition.

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

Our business is subject to seasonal fluctuations which could adversely affect demand for our water services and our revenues.

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

A trend of declining per customer residential water usage in Connecticut has been observed for the last several years, which we would attribute to increased water conservation, including the use of more efficient household fixtures and appliances among residential users.  Our regulated business is heavily dependent on revenue generated from rates we charge to our residential customers for the volume of water they use.  The rate we charge for our water is regulated by the DPUC and we may not unilaterally adjust our rates to reflect changes in demand.  Declining volume of residential water usage may have a negative impact on our operating revenues in the future if regulators do not reflect any usage declines in the rate setting design process.

Potential regulatory changes or drought conditions may impact our ability to serve our current and future customers’ demand for water and our financial results.

We depend on an adequate water supply to meet the present and future demands of our customers.  Changes in regulatory requirements could affect our ability to utilize existing supplies and/or secure new sources, as required.  Insufficient supplies or an interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Although not occurring in 2009, drought conditions could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers. An interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Moreover, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions, which may adversely affect our revenues and earnings.

We are increasingly dependent on the continuous and reliable operation of our information technology systems.

We rely on our information technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our treatment, storage and pumping facilities.  A loss of these systems or major problems with the operation of these systems could affect our operations and have a significant material adverse effect on our results of operations.

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

An important element of our growth strategy is the acquisition and integration of water systems in order to move into new service areas and to broaden our current service areas.  Since the beginning of 2008, we have acquired five water systems.  As of the date of this filing, which includes small acquisitions completed after December 31, 2009, the Connecticut Water Company now serves more than 88,000 customers, or a population of over 300,000 people, in 55 Connecticut towns.  We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates.  It is our intent, when practical, to integrate any businesses we acquire with our existing operations.  The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management's time and resources.  Future acquisitions by us could result in:

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

Our water supplies are subject to contamination, including contamination from the development of naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, such as Methyl Tertiary Butyl Ether (MTBE), and possible terrorist attacks. In the event that our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source or provide additional treatment.  We may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods.  If we are unable to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results and financial condition.  The costs we incur to decontaminate a water source or an underground water system could be significant and could adversely affect our business, operating results and financial condition and may not be recoverable in rates.  We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage.  For example, private plaintiffs have the right to bring personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies.  Our insurance policies may not be sufficient to cover the costs of these claims.

The need to increase security may continue to increase our operating costs.

In addition to the potential pollution of our water supply as described above, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply.  We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business.  We have and will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. These costs may be significant.  We are currently not aware of any specific threats to our facilities, operations or supplies; however, it is possible that we would not be in a position to control the outcome of terrorist events should they occur.

The accuracy of our judgments and estimates about financial and accounting matters will impact our operating results and financial condition.

We make certain estimates and judgments in preparing our financial statements regarding, among others:
•	the number of years to depreciate certain assets;
•	amounts to set aside for uncollectible accounts receivable, inventory obsolescence and uninsured losses;
•	our legal exposure and the appropriate accrual for claims, including medical and workers’ compensation claims;
•	future costs for pensions and other post-retirement benefit obligations, and;
•	possible tax allowances.

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

The net utility plant of the Company at December 31, 2009 was solely owned by Connecticut Water.  Connecticut Water’s net utility plant balance as of December 31, 2009 was $325,202,000, approximately $26 million more than the balance of net utility plant as of December 31, 2008, due primarily to normal plant additions and construction spending related to infrastructure improvements.

Sources of water supply owned, maintained, and operated by Connecticut Water include eighteen reservoirs and eighty-seven well fields.  In addition, Connecticut Water has agreements with various neighboring water utilities to provide water, at negotiated rates, to our water systems.  Collectively, these sources have the capacity to deliver approximately fifty-two million gallons of potable water daily to the thirteen major operating systems in the following table. In addition to the principal systems identified, Connecticut Water owns, maintains, and operates forty-seven small, non-interconnected satellite and consecutive water systems that, combined have the ability to deliver about two million gallons of additional water per day to their respective systems. For some small consecutive water systems, purchased water may comprise substantially all of the total available supply of the system.  During 2009, the Company integrated the former Ellington Acres Water System and Somers System with and into the Western System.

Connecticut Water owns and operates 22 water filtration facilities, having a combined treatment capacity of approximately 29.55 million gallons per day.

The Company’s estimated available water supply, including purchased water agreements, but excluding non-principal systems, is as follows:

System	Estimated Available Supply (million gallons per day)
Chester System	1.69
Collinsville System	1.65
Danielson System	3.76
Gallup System	0.60
Guilford System	10.10
Naugatuck System	6.77
Northern Western System	16.55
Plainfield System	1.01
Stafford System	1.00
Terryville System	0.91
Thomaston System	1.73
Thompson System	0.29
Unionville System	6.02
Total	52.08

As of December 31, 2009, the transmission and distribution systems of Connecticut Water consisted of approximately 1,500 miles of main.  On that date, approximately 77 percent of our mains were eight-inch diameter or larger.  Substantially all new main installations are cement-lined ductile iron pipe of eight-inch diameter or larger.

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

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CTWS”.  Our quarterly high and low stock prices as reported by NASDAQ and the cash dividends we paid during 2009 and 2008 are listed as follows:

	Price		Dividends
Period	High	Low	Paid
2009
First Quarter	$24.76	$17.31	$.2225
Second Quarter	22.63	19.31	.2225
Third Quarter	22.86	20.57	.2275
Fourth Quarter	26.45	21.68	.2275

2008
First Quarter	$25.48	$23.00	$.2175
Second Quarter	24.98	21.82	.2175
Third Quarter	28.95	22.28	.2225
Fourth Quarter	28.71	19.26	.2225

As of March 1, 2010, there were approximately 3,900 holders of record of our common stock.

We presently intend to pay quarterly cash dividends in 2010 on March 15, June 15, September 15 and December 15, subject to our earnings and financial condition, regulatory requirements and other factors our Board of Directors may deem relevant.

The Company’s Annual Meeting of Shareholders is scheduled for May 14, 2010 in Groton, Connecticut.

Purchases of Equity Securities by the Company – In May 2005, the Company adopted a common stock repurchase program (Share Repurchase Program).  The Share Repurchase Program allows the Company to repurchase up to 10% of its outstanding common stock, at a price or prices that are deemed appropriate.  As of December 31, 2009, no shares have been repurchased.  Currently, the Company has no plans to repurchase shares under the Share Repurchase Program.

Performance Graph – Set forth below is a line graph comparing the cumulative total shareholder return for each of the years 2004 – 2009 on the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies in the Standard & Poor’s 500 Index and the Standard and Poor’s 500 Utility Index.

	2004	2005	2006	2007	2008	2009
Connecticut Water Service, Inc.	100.00	95.65	92.12	98.94	102.64	112.26
Standard & Poor’s 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
Standard & Poor’s 500 Utilities Index	100.00	116.84	141.36	168.76	119.85	134.12

(Source:  Standard & Poor’s Institutional Market Service)

ITEM 6. SELECTED FINANCIAL INFORMATION

SUPPLEMENTAL INFORMATION (Unaudited)

SELECTED FINANCIAL DATA

Years Ended December 31, (thousands of dollars except per share
amounts and where otherwise indicated)	2009	2008	2007	2006	2005
CONSOLIDATED STATEMENTS OF INCOME
Continuing Operations
Operating Revenues	$59,391	$61,270	$59,026	$46,945	$47,453
Operating Expenses	$47,003	$47,874	$46,324	$39,962	$37,486
Other Utility Income, Net of Taxes	$704	$579	$552	$542	$571
Total Utility Operating Income	$13,092	$13,975	$13,254	$7,525	$10,538
Interest and Debt Expense	$4,744	$5,198	$4,411	$4,461	$3,583
Net Income	$10,209	$9,424	$8,781	$6,708	$7,166
Cash Common Stock Dividends Paid	$7,671	$7,373	$7,146	$7,014	$6,773
Dividend Payout Ratio from Continuing Operations	75%	78%	81%	105%	95%
Weighted Average Common Shares Outstanding	8,447,950	8,377,428	8,270,494	8,187,801	8,094,346
Basic Earnings Per Common Share from Continuing Operations	$1.20	$1.12	$1.06	$0.81	$0.89
Number of Shares Outstanding at Year End	8,573,744	8,463,269	8,376,842	8,270,394	8,169,627
ROE on Year End Common Equity	9.4%	9.1%	8.8%	7.0%	7.6%
Declared Common Dividends Per Share	$0.900	$0.880	$0.865	$0.855	$0.845

CONSOLIDATED BALANCE SHEET
Common Stockholders' Equity	$108,569	$103,476	$100,098	$95,938	$94,076
Long-Term Debt (Consolidated, Excluding Current Maturities)	111,955	92,227	92,285	77,347	77,404
Preferred Stock	772	772	772	772	847
Total Capitalization	$221,296	$196,475	$193,155	$174,057	$172,327
Stockholders' Equity (Includes Preferred Stock)	49%	53%	52%	56%	55%
Long-Term Debt	51%	47%	48%	44%	45%
Net Utility Plant	$325,202	$299,233	$277,662	$263,187	$247,703
Total Assets	$415,276	$372,431	$360,813	$328,140	$306,035
Book Value - Per Common Share	$12.66	$12.23	$11.95	$11.60	$11.52

OPERATING REVENUES BY
REVENUE CLASS
Residential	$36,471	$37,963	$38,354	$29,067	$29,980
Commercial	6,729	7,150	6,762	5,652	5,619
Industrial	1,459	1,822	1,764	1,589	1,538
Public Authority	1,926	2,027	1,924	1,507	1,625
Fire Protection	10,958	10,606	9,482	8,708	8,267
Other (Including Non-Metered Accounts)	1,848	1,702	740	422	424
Total Operating Revenues	$59,391	$61,270	$59,026	$46,945	$47,453

Number of Customers (Average)	88,390	87,028	84,023	82,552	81,211
Billed Consumption (Millions of Gallons)	6,472	6,895	7,257	6,918	7,276
Number of Employees	225	226	206	200	191

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

In 2009, approximately 77% of the Company’s net income was attributable to the water activities of its largest subsidiary, Connecticut Water, a regulated water utility with 88,534 customers throughout 54 Connecticut towns, as of December 31, 2009.  The rates charged for service by Connecticut Water are subject to review and approval by the Connecticut Department of Public Utility Control (DPUC).

In the mid 1990s, Connecticut Water made a conscious decision to minimize its reliance on rate increase requests to drive its financial performance.  Instead, it relied upon unregulated operations and cost containment to grow the earnings of the Company without seeking higher rates.  After a successful extended period of meeting these objectives, it became clear in 2006 that a rate increase was needed to continue to provide shareholder value through increased earnings.  The Company decided to return to the more traditional model of recurring rate increase filings to efficiently collect its cost of both annual expenses and its investment in the infrastructure of the regulated business.  In 2006, the Connecticut Water communicated to its customers, regulators and shareholders that it expected to seek rate relief on a more recurring basis.

On January 6, 2010, the Company’s regulated water subsidiary, The Connecticut Water Company, filed a rate application with the DPUC, requesting a multi-year increase totaling $19.1 million, over a three year period.  The Company has proposed options for regulatory consideration, including a multi-year phase-in of rates that, if approved, would be a first in Connecticut for water utilities.  In addition to the phased-in rate increase, the Company is also seeking a Water Conservation Adjustment Mechanism (“WCAM”), to allow the Company to continue to aggressively promote water conservation in an effective manner while addressing the financial impact of increased conservation by its customers.  The WCAM seeks to minimize the effects of conservation on the Company’s revenues through a recovery mechanism that would be limited to a change in non-weather related residential sales, while at the same time allowing for the promotion of conservation to the benefit of customers and the environment, usually two opposing concerns.  In addition to the conservation efforts that have impacted sales, the need for an increase in rates is, in part, based upon an investment of approximately $62 million in Net Utility Plant since 2006, the last time the Company filed a general rate increase.  In addition, increased operating costs for labor, employee benefits and other general operating needs, including chemicals, is being requested.  No assurance can be given that the DPUC will approve any or all of the rate relief, the phased-in approach or the WCAM requested by the Company.  The Company expects a decision in this rate case in July 2010, with new rates effective at that time.

Over the next twenty years, the Environmental Protection Agency expects water companies to spend over $275 billion in infrastructure costs nationwide to ensure compliance with existing and future water regulations.  Recognizing the importance of timely infrastructure replacement and improvement, the Company, along with other investor-owned regulated water companies in the state, campaigned for the passage of the Water Infrastructure and Conservation Adjustment (WICA) Act in the Connecticut General Assembly, which was adopted in 2007.  WICA allows the Company to add a surcharge to customers’ bills, subject to an expedited review and approval by the DPUC and no more than twice a year, to reflect the replacement of certain types of aging utility plant; principally water mains, meters, service lines and water conservation related investments.

The passage of the WICA legislation has helped augment the Company’s current strategy of seeking to collect its costs of operating the regulated utility on a timely basis through a mechanism even more efficient than a general rate filing with the DPUC.  The use of WICA minimizes the regulatory lag from the time the Company invests in infrastructure replacement, or certain qualified new, plant and when it can begin to recover that investment in the rates charged to customers.  On October 10, 2008, the Company filed its Infrastructure Assessment Report (IAR) under WICA.  The purpose of the IAR is to clearly define the criteria for determining the priority of future replacement projects.  The Company received approval of its IAR from the DPUC on March 26, 2009.  The Company filed for a 1% surcharge under the WICA mechanism on April 24, 2009.  On July 1, 2009, the Company was approved to add a 0.95% WICA surcharge on customers’ bills issued on and after July 2, 2009.

On October 29, 2009, the Company filed its second WICA application with the DPUC, requesting a 2.15% surcharge to customers’ bills, inclusive of the 0.95% surcharge approved in July 2009.  The surcharges can be placed on customers’ bills at the start of a calendar quarter following the receipt of DPUC approval.  The DPUC approved a cumulative WICA surcharge of 2.1% on December 23, 2009.  The surcharge mechanism became effective January 1, 2010.

The Company has and will continue to focus on minimizing operating costs that are passed along to its customers without sacrificing the quality service it values and the customers demand.  At the same time, the Company will continue to employ its current strategy of timely collection of appropriate costs and a fair rate of return for its shareholders through appropriate rates for its regulated water service.  Recognizing the economic hardship seen in Connecticut over the preceding 18 months, on April 30, 2009, the Company filed with the DPUC an agreement negotiated by and between the Company and the Office of Consumer Counsel to accomplish three goals:  First, a request to equalize depreciation rates across divisions, which would lower depreciation expense, resulting in a temporary 1.84% reduction of rates for all Connecticut Water customers, during the period July 1 through December 31, 2009.  Secondly, an increase in allowed Operation and Maintenance expense equal to the 1.84% of the Company’s previously allowed revenue requirements, effective January 1, 2010.  Finally, an extension of the “stay out” period such that Connecticut Water would not file a new general rate adjustment prior to January 1, 2010, which would result in new rates prior to July 1, 2010.  The net effect of these three items was a reduction in Depreciation Expense, offset by a temporary rate reduction of 1.84% for the last six months of 2009, and a delay of at least six months in Connecticut Water’s next general rate filing.  The DPUC approved the agreement on July 1, 2009 and the new rates took effect at that time.  Effective January 1, 2010, the Company’s rates reverted to the rates that were in effect during the first half of 2009.

The Company prides itself on being able to help water systems that do not have the resources to deliver the best water possible to their customers.  On August 25, 2009, the Company completed the acquisition of a small water system serving a condominium complex in the Town of Madison, CT that was found to have uranium levels above established standards.  By acquiring the system, the Company was able to solve a problem for the condominium residents and to assist the Town of Madison, CT in addressing uranium found in the water of two public schools adjacent to the system.  The Company has already installed the treatment system necessary to remove the uranium from the system and was able to connect to the schools prior to the start of the school year.  Due to the contamination issues, the Company acquired the system for a nominal fee.  The acquisition added the equivalent of approximately 120 customers to the Company.  As discussed in Item 1, above, the Company announced, in February 2010, the acquisition of another water system with water quality issues in Killingworth, CT.

In 2010 and beyond, the Company will continue to look for acquisition candidates that we would easily be able to “tuck-in” to existing service territories, as well as possible acquisitions outside of our service territories, including outside the State of Connecticut.  Additionally, the Company plans to continue its efforts to tie-in private well owners whose homes are in close proximity to our mains.  In 2009, Connecticut Water added 66 private well owners in our existing service territories.  Lastly, the Company will continue to work with developers to encourage public water use for new residential construction within Connecticut Water’s service areas.

While the Company plans to file timely rate cases, continue to make acquisitions and, in the future, utilize the WICA adjustment to allow for more timely recovery of investment in utility plant, it will also look to NEWUS to increase its earnings in the unregulated business.  The Company will continue to seek out maintenance and service contracts with new customers and renew existing contracts that have proven to be beneficial to the Company, as well as to continue the expansion of the Linebacker® program.  In January 2010, NEWUS acquired the assets of Home Service USA.  Prior to the acquisition Home Service USA offered Connecticut Water customers coverage for failure of home plumbing and septic drainage lines.  NEWUS agreed to purchase the right to provide the service to Connecticut Water customers and began offering its own comparable coverage.  As part of the agreement, Home Service USA will not offer its products to Connecticut Water customers for a period of ten years.  The new products offered by NEWUS will be integrated into the Linebacker® program.

In 2009, the Company completed the sale of a conservation easement on a well field property no longer needed as a source of supply to the Town of Windsor Locks, Connecticut for $2.0 million.  Windsor Locks was awarded a grant from the Connecticut Department of Environmental Protection to assist in purchasing the conservation easement in order to permanently protect the approximate 200-acre property from development and guarantee public access to the land for passive recreation.  The Company filed an application with the DPUC and submitted the draft agreement and the form of Conservation Easement to the DPUC on April 3, 2009.  The DPUC approved the transaction on September 9, 2009 and the transaction closed on September 18, 2009.  The sale of the conservation easement generated approximately $1.2 million in net income for the Real Estate segment for the year ending December 31, 2009.  The Company currently has no other specific plans for land transactions in 2010 and beyond.

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

Connecticut Water is also subject to environmental and water quality regulations, which are continually modified and refined to ensure the safety of the Company’s water sources and, ultimately, the public’s health.  Costs to comply with environmental and water quality regulations are substantial.  The costs to comply with future changes in state or federal regulations, which could require us to modify current filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.  While there can be no guarantee that all expenditures related to increased regulation will be recoverable in rate proceedings, the Company believes that the regulatory environment in Connecticut would allow prudent expenditures to be recovered in rates.  To date, the Company has never had any costs associated with water quality and environmental spending refused in a general rate proceeding.  The Company believes that it is in compliance with current regulations, but the regulations are subject to change at any time.  During 2009, the Company incurred approximately $0.8 million in capital expenditures on Safe Drinking Water Act projects.  The Company expects to spend approximately $1.7 million on Safe Water Drinking Act projects in 2010, primarily to bring newly acquired systems up to the Company’s standards.

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

Public Utility Regulation – Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 980 “Regulated Operations” (“FASB ASC 980”), requires cost-based, rate-regulated enterprises such as Connecticut Water to reflect the impact of regulatory decisions in their financial statements.  The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which costs would be charged to expense by an unregulated enterprise.  The balance sheet includes regulatory assets and liabilities as appropriate, primarily related to income taxes and post-retirement benefit costs.  The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FASB ASC 980.  Material regulatory assets, other than deferred revenue, are earning a return.

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

The discount rate assumption we use to value our pension and postretirement benefit obligations has a material impact on the amount of expense we record in a given period.  Our 2009 and 2008 pension expense was calculated using assumed discount rates of 6.25% and 6.30%, respectively. Our 2009 and 2008 post-retirement welfare expense was calculated using assumed discount rates of 6.20% and 6.30%, respectively.  In 2010, our pension and postretirement welfare expense will be calculated using an assumed discount rate of 5.95% and 5.80%, respectively.  The following table shows how much a one percent change in our assumed discount rate would have changed our reported 2009 pension and postretirement expense:

	Increase (Decrease) in Pension Expense	Increase (Decrease) in Postretirement Expense
1% Increase in the discount rate	$(338,000)	$(144,000)
1% Decrease in the discount rate	$392,000	$173,000

Other assumptions that affect the costs associated with our benefit plans include the assumed rate of return on plan assets and the expected rate of compensation increase.  The Company has a assumed an 8% return on plan investments and a 4.5% rate of compensation increase for our pension and post-retirement welfare plans, in 2009 and 2008.

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

The Company believes that the factors described above and those described in detail below under the heading “Commitments and Contingencies” may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2010 and beyond.  Please also review carefully the risks and uncertainties described in Item 1A – Risk Factors and those described above under the heading “Special Note Regarding Forward Looking Information”.

Based upon the Company’s need to seek a rate increase, and the timing of an increase, if granted, the Company can not characterize its expectations for Net Income in 2010 when compared to 2009.  The Company will likely have the ability to better gauge its 2010 financial results at the conclusion of the rate proceeding, which is expected in the second quarter of 2010.  During 2010 and subsequent years, the ability of the Company to maintain and increase its Net Income will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the section entitled “Commitments and Contingencies” and the risks and uncertainties described in the “Special Note Regarding Forward-Looking Statements” and Item 1A – Risk Factors.

FINANCIAL CONDITION
Liquidity and Capital Resources

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which expires on June 25, 2010.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 11, 2010.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2011.  Interim Bank Loans Payable at December 31, 2009 and 2008 was approximately $25.0 million and $12.1 million, respectively, and represents the outstanding aggregate balance on these lines of credit.  As of December 31, 2009, the Company had $15.0 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

At December 31, 2009 and 2008, the weighted average interest rates on these short-term borrowings outstanding were 2.23% and 1.96%, respectively.

In 2009, the Company spent $27.6 million on capital projects.  The Company used a combination of its internally generated funds, borrowing under its available lines of credit, and a long term debt issuance to fund this construction budget.  The Company issued $20 million in private activity bonds issued through the Connecticut Development Authority (CDA), for a long term debt issuance in December 2009.  In May 2009, the CDA authorized $20 million of volume capacity for the Company’s capital projects in 2009; the CDA reaffirmed the authorization in October 2009.  On September 8, 2009, the Company filed with the DPUC an application for the issuance of $20 million in CDA backed bonds.  A final decision was issued by the DPUC on November 12, 2009.  The bonds were issued on December 1, 2009 at five and one-tenth percent and are due December 1, 2039.

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

The Company offers a dividend reinvestment plan (DRIP) to all registered shareholders, whereby shareholders can elect to have cash dividends directly reinvested into additional shares of the Company’s common stock.  During the years ended December 31, 2009 and 2008, shareholders reinvested $1,323,000 and $1,281,000, respectively, as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the year ended December 31, 2009, 17,498 options were exercised resulting in approximately $390,000 in proceeds to the Company.  For the same period in 2008, 11,775 options were exercised resulting in approximately $218,000 in proceeds to the Company

The following table shows the total construction expenditures excluding non-cash contributed utility plant for each of the last three years and what we expect to invest on construction projects in 2010.

	Gross Construction Expenditures	Construction Funded by Developers & Others	Construction Funded by Company
2009	$28,349,000	$751,000	$27,598,000
2008	$20,737,000	$860,000	$19,877,000
2007	$19,841,000	$1,092,000	$18,749,000

2010 (Projected)	$25,800,000	**	$25,800,000

** – The Company cannot predict the amount of construction funded by others.

During 2009, the Company incurred approximately $28.3 million of construction expenditures, including approximately $800,000 funded by developers and others.  The Company financed the expenditures through internally generated funds, long-term debt issuances, proceeds from its dividend reinvestment plan, customers’ advances, contributions in aid of construction and short-term borrowings.

Our Board of Directors has approved a $25.8 million construction budget for 2010, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will use a combination of its internally generated funds, borrowing under its available lines of credit and, depending on capital market conditions, a long term debt issuance.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities (other than an interest rate swap agreement that expired in 2009) and does not have material transactions involving related persons.

The following table summarizes the Company’s future contractual cash obligations as of December 31, 2009:

Payments due by Periods
(in thousands)
Contractual Obligations	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	More than 5 years
Long-Term Debt (LTD)	$111,955	$--	$--	$--	$111,955
Interest on LTD	122,242	4,874	9,748	9,748	97,872
Operating Lease Obligations	778	283	471	24	--
Purchase Obligations (1) (2)	95,498	1,000	1,977	2,127	90,394
Long-Term Compensation Agreement(3)	42,618	5,256	3,989	3,984	29,389
Total (4) (5)	$373,091	$11,413	$16,185	$15,883	$329,610

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
(3) Pension and post retirement contributions cannot be reasonably estimated beyond 2010 and may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.  The amounts included for pension and post retirement contributions are management’s best estimate, including the Company’s planned $3.4 million pension contribution in 2010.
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

RESULTS OF OPERATIONS

Overview of 2009 Results from Continuing Operations

Net Income for 2009 was $10,209,000, or $1.20 basic earnings per share, an increase of $785,000, or $0.08 basic earnings per share, compared to 2008.  The increase in earnings was due to higher net income in our Real Estate and Services and Rentals segments partially offset by decreases in net income in our Water Activities segment.  Changes in net income for our segments were as follows:

Business Segment	2009 Net Income	2008 Net Income (Loss)	Increase (Decrease)
Water Activities	$7,831,000	$8,794,000	$(963,000)
Real Estate	1,449,000	(160,000)	1,609,000
Services and Rentals	929,000	790,000	139,000
Total	$10,209,000	$9,424,000	$785,000

Water Activities

The decrease in net income from Water Activities for 2009 over 2008 results was $963,000.  A breakdown of the components of this decrease was as follows:

	2009	2008	Increase (Decrease)
Operating Revenues	$59,391,000	$61,270,000	$(1,879,000)
Operation and Maintenance	32,181,000	31,877,000	304,000
Depreciation	6,403,000	6,438,000	(35,000)
Income Taxes	2,466,000	3,518,000	(1,052,000)
Taxes Other than Income Taxes	5,953,000	6,041,000	(88,000)
Other Utility Income	704,000	579,000	125,000
Other Deductions	(784,000)	(143,000)	(641,000)
Interest and Debt Expense (net of AFUDC)	4,477,000	5,038,000	(561,000)
Total Income from Water Activities	$7,831,000	$8,794,000	$(963,000)

Revenues from our water customers declined $1,879,000 or 3.1% to $59,391,000 for the year ended December 31, 2009.  Specific details of the decline in revenue are as follows:

-
On July 1, 2009, the Company’s first WICA surcharge and the voluntarily enacted rate decrease, each discussed above in “Regulatory Matters and Inflation”, became effective.  The net effect of these two new items on customers’ bills was a decrease to operating revenue of approximately $287,000, or approximately 15% of the total year over year decrease in customer revenues.  WICA charges will continue to appear on customer’s bills until the Company’s next general rate case, including increases to WICA charges between cases, while the rate reduction was eliminated on January 1, 2010.

-
Water production for the year ended December 31, 2009 decreased by 4%.  A portion of this decline was related to lower residential demand due to the extremely wet and cool weather experienced in the second quarter of 2009.  In addition, our residential customers continued the declining usage throughout 2009.

-
Industrial revenues decreased by $363,000, or 20%, to $1,459,000 when compared to 2008, primarily due to the economic downturn affecting companies in our service regions.  A portion of the decrease was due to industrial customers cutting back on shifts and other budget cuts.

-
Partially offsetting the declining usage described above, was the implementation of the second phase of the Company’s 2006 rate increase that was effective April 1, 2008.  As a result, the first quarter of 2009 included an increase of rates of approximately 4.5% that was not included in rates in the first quarter of 2008.

-	The January 2009 acquisition of Ellington Acres added approximately $261,000 in new revenues from the additional customers served.

The $304,000, or 1.0%, increase in Operation and Maintenance (O&M) expense was due to the following changes in expenses:

Components of O&M	2009	2008	Increase (Decrease)
Medical expense	$2,220,000	$1,477,000	$743,000
Pension costs	1,718,000	1,258,000	460,000
Water treatment (including chemicals)	2,253,000	2,051,000	202,000
Other employee benefit costs	414,000	269,000	145,000
Purchased water	1,121,000	993,000	128,000
Property and Liability Insurance	1,119,000	993,000	126,000
Customer	947,000	826,000	121,000
Vehicle	1,351,000	1,442,000	(91,000)
Utility costs	3,433,000	3,534,000	(101,000)
Labor	11,637,000	11,935,000	(298,000)
Post-retirement medical costs	725,000	1,565,000	(840,000)
Other	5,243,000	5,534,000	(291,000)
Total O&M Expense	$32,181,000	$31,877,000	$304,000

Operation and Maintenance costs for the year ended December 31, 2009 increased 1.0%, when compared to the prior year, largely due to the employee focus on capital projects, both administrative and field related.  The primary administrative capital project is the implementation of the Enterprise Resource Planning (ERP) system the Company began implementing in 2008.  The ERP system will update the Company’s accounting and customer information systems, as well as other improvements to our Information Technology.  Medical expenses increased primarily due to an increase in medical claims filed by employees, partially offset by an increase in the amount contributed by employees.  Pension costs increased primarily due to an increase to the discount rate.  Water treatment costs increased primarily due to an increase in the cost of key chemicals, despite a decrease in water production when compared to prior year.  The increase in other employee benefits relates primarily to increases in stock-based compensation costs for executives and increased expenses related to the Company’s 401(k) plan.  Purchased water costs increased in the period primarily due to an increase in water purchased in our Unionville and Mansfield systems, off-set by a reduction in purchased water costs in Naugatuck.  Additionally, the Company negotiated a reduction of bills related to 2007 purchased water that the Company realized as a reduction of expense in the first quarter of 2008.  During 2009, the Company was billed for water as it was purchased from neighboring utilities at the negotiated rates.  Insurance costs increased over 2008 levels due to an increase in the Company’s general liability premiums.  The Company saw an increase in its customer costs due to increases in uncollectible accounts and to an increase in customer communication costs.  The largest driver of decreased vehicle costs during 2009 was a reduction in fuel costs.  The Company saw a decrease in utility costs primarily due to decreased communication charges and lower electricity costs.  Labor costs have decreased compared to 2008 due to a large number of ongoing capital projects, including the implementation of the ERP system, where approximately 25% of our employees spent a portion of their time directly participating in the design and implementation of the new system.  For the year ended December 31, 2009, approximately $757,000 in Labor costs were related to the ERP system and not part of O&M expense.  Post-retirement medical costs decreased over 2008 levels due to changes in plan benefits.

The Company saw a slight decrease in its Depreciation expense from 2008 to 2009.  A higher utility plant in service balance and a large amount of capital projects during 2009 increased depreciation expense, however those increases were offset by the reduction in depreciation rates that resulted in a temporary reduction in rates for customers.  Additionally, the Company benefited from the amortization of the acquisition adjustment, as allowed by the DPUC, related to the acquisition of the assets of Birmingham Utilities’ Eastern Division (“Eastern”) in 2008.

The decrease in Income Tax expense associated with the Water Activities segment of $1,052,000 was due primarily to a lower effective income tax rate in 2009 when compared to 2008 and lower pre-tax income on Water Activities.  The drivers of the lower effective tax rate are increases to flow through timing differences, including planned pension contributions, and the generation of state tax credits associated with infrastructure investment made by the Company.

The decrease in Taxes Other Than Income Taxes was primarily due to both lower payroll tax and property taxes due to a resolution of property tax liability related to the acquisition of Eastern in 2008.

The increase in Other Utility Operating Income was due to higher revenues generated from antenna sites on our utility property leased to telecommunication companies.

The increase in Other Deductions was primarily due to higher executive employee benefit costs in 2009 than during the same period in 2008.  The Company’s Supplemental Executive Retirement Plan (SERP) expense increased in part due to the decision by the Company in 2009 to characterize the individual SERP contracts, which were accounted for under APB 12, as a plan, now accounted for under FASB ASC 715 “Compensation – Retirement Benefits”.

Interest and Debt Expense decreased due interest rates on our variable rate debt being lower throughout 2009 than 2008.  The Company expects interest expense to increase during 2010 due to the December 2009 debt issuance.

Real Estate

During 2009, the Company completed the sale of a conservation easement to the Town of Windsor Locks, CT for $2 million.  The transaction generated $1.2 million in net income for the Company.  Through land donations and discount land sales in previous years, the Company earned tax credits to use in future years.  The Company is limited by time and the amount of taxable income when using these credits.  Each year, the Company assesses its ability to use these credits going forward and makes adjustments to its valuation allowances, accordingly.  During 2009, the Company also adjusted tax valuation allowances associated with land donations made in previous years generating approximately $207,000 in net income in the Real Estate segment.  Additionally, Chester Realty sold a rental property in Killingly, CT during the third quarter of 2009, generating a small profit.

While the Company did not complete any real estate transactions in 2008, an adjustment to the valuation allowances recorded in earlier years negatively impacted net income in 2008 by $160,000.

Income from the Real Estate segment is largely dependent on the tax deductions received on donations and, or, sales of available land.  This typically occurs when utility-owned land is deemed to be not necessary to protect water sources.  The Company plans to continue to utilize land donations and sales in 2010, and beyond, to generate income for this segment of our business.

Services and Rentals

Net income generated from the Services and Rental segment increased in 2009 by $139,000, over 2008 levels, with a $0.02 increase to basic earnings per share.  The increased net income was primarily due to decreases in general and administrative expenses and higher margins realized on individual management contracts in 2009.

Overview of 2008 Results from Continuing Operations

Net Income for 2008 was $9,424,000, or $1.12 per basic share, an increase of $643,000, or $0.06 per basic share, compared to 2007.  The increase in earnings was due to higher net income in our Water Activities and Services and Rentals segments partially offset by decreases in net income in our Real Estate segment.  Changes in net income for our segments were as follows:

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

Water Activities

The increase in net income from Water Activities in 2008, over 2007 results was $831,000, or $0.09 per share. A breakdown of the components of this increase was as follows:

	2008	2007	Increase (Decrease)
Operating Revenues	$61,270,000	$59,026,000	$2,244,000
Operation and Maintenance	31,877,000	29,864,000	2,013,000
Depreciation	6,438,000	6,525,000	(87,000)
Income Taxes	3,518,000	4,195,000	(677,000)
Taxes Other than Income Taxes	6,041,000	5,740,000	301,000
Other Utility Income	579,000	552,000	27,000
Other Deductions	(143,000)	(972,000)	829,000
Interest and Debt Expense (net of AFUDC)	5,038,000	4,319,000	719,000
Total Income from Water Activities	$8,794,000	$7,963,000	$831,000

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

The Company saw an increase in its labor expense driven primarily by the addition of twenty additional employees hired, primarily due to the acquisition of the assets of Eastern and due to annual wage increases.  Medical expenses increased primarily due to an increase in medical and dental claims filed by employees, partially offset by an increase in the amount contributed by employees.  Water treatment costs increased primarily due to the rising cost of chemicals during the year.  The Company saw an increase in utility costs primarily due to increased communication charges and an increase in electric costs.  The largest driver of increased vehicle costs during 2008 was an increase in gasoline costs.  Additionally, during 2007, the Company made the decision to purchase a majority of its vehicles rather than to lease them; this has caused the maintenance and repairs costs and depreciation on vehicles to increase during 2008 as the Company now typically keeps the vehicles in service longer than when they were leased, partially offset by a decrease in lease expense.  The Company saw an increase in its customer costs due to increases in customer communications, including increased postage costs, and to an increase in uncollectible accounts.  The increase in outside services used by the Company were primarily related to increased legal fees during 2008 and to a consultant hired to assist the Company in defining its information technology needs.  The increase in other employee benefits relates primarily to increases to executive compensation, including stock-based compensation, employee training and workers’ compensation insurance, offset by decreases in fringe benefits.  Purchased water costs decreased compared to 2007 levels due to a renegotiated rate with a neighboring water utility.  Pension expense decreased due to an increase in discount rates.  Post-retirement medical expense decreased due to lower claim history when comparing 2008 data to 2007.

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

The decrease in Other Deductions was primarily due to lower executive employee benefit costs in 2008 than during the same period in 2007, due primarily to the retirement of a former executive during 2007.

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

COMMITMENTS AND CONTINGENCIES

Security – Investment in security-related improvements is a continuing process and management believes that the costs associated with any such improvements will be eligible for recovery in future rate proceedings.

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

Rate Relief – Connecticut Water is a regulated public utility, which provides water services to its customers.  The rates that regulated companies charge their water customers are subject to the jurisdiction of the regulatory authority of the DPUC.  Connecticut Water’s allowed rate of return on equity and return on rate base are 10.125% and 8.07%, respectively.

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

On October 29, 2009, the Company filed its second WICA application with the DPUC, requesting a 2.15% surcharge to customers’ bills, inclusive of the 0.95% surcharge approved in July 2009.  The surcharges can be placed on customers’ bills at the start of a calendar quarter following the receipt of DPUC approval.  The DPUC approved a cumulative WICA surcharge of 2.1% on December 23, 2009.  The surcharge mechanism became effective January 1, 2010.

On January 6, 2010, the Company’s regulated water subsidiary, The Connecticut Water Company, filed a rate application with the DPUC, requesting a multi-year increase totaling $19.1 million, over a three year period.  The Company has proposed options for regulatory consideration, including a multi-year phase-in of rates that, if approved, would be a first in Connecticut for water utilities.  In addition to the phased-in rate increase, the Company is also seeking a Water Conservation Adjustment Mechanism (“WCAM”), to allow the Company to continue to aggressively promote water conservation in an effective manner while addressing the financial impact of increased conservation by its customers.  The WCAM seeks to minimize the effects of conservation on the Company’s revenues through a recovery mechanism that would be limited to a change in non-weather related residential sales, while at the same time allowing for the promotion of conservation to the benefit of customers and the environment, usually two opposing concerns.  In addition to the conservation efforts that have impacted sales, the need for an increase in rates is, in part, based upon an investment of approximately $62 million in Net Utility Plant since 2006, the last time the Company filed a general rate increase.  In addition, increased operating costs for labor, employee benefits and other general operating needs, including chemicals, is being requested.  No assurance can be given that the DPUC will approve any or all of the rate relief, the phased-in approach or the WCAM requested by the Company.  The Company expects a decision in this rate case in July 2010, with new rates effective at that time.

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

The Company made no land dispositions during the fiscal year ended December 31, 2008.  However, during 2008, the Company entered into negotiations with the Town of Windsor Locks, Connecticut and ultimately agreed to sell a conservation easement on a well field property no longer needed as a source of supply for $2.0 million.  Windsor Locks was awarded a grant from the Connecticut Department of Environmental Protection to assist in purchasing the conservation easement in order to permanently protect the approximate 200-acre property from development and guarantee public access to the land for passive recreation.  The Company filed an application with the DPUC and submitted the draft agreement and the form of Conservation Easement to the DPUC on April 3, 2009.  The DPUC approved the transaction on September 9, 2009 and the transaction closed on September 18, 2009.  The sale of the conservation easement generated approximately $1.2 million in net income for the Real Estate segment for the year ending December 31, 2009.  The Company currently has no other specific plans for land transactions in 2010 and beyond.

19 Perry Street Litigation – Connecticut Water’s Unionville division has for many years operated a well field located at 19 Perry Street, Farmington, Connecticut, pursuant to a 99-year lease entered into in 1975 with the property owner.  This well field provides approximately half of the daily water supply requirements to the customers of the Unionville division.  In 2004, the original property owner ceased business operations.  The property is now owned by 19 Perry Street, LLC, which obtained the property through a foreclosure proceeding.  In June 2007, the new property owner commenced a lawsuit in Hartford Superior Court (Housing Section), asserting that Connecticut Water is in unlawful possession of the property under several theories, including that the lease is invalid and that Connecticut Water has failed to pay rent when due. We asserted that we have a valid lease, and did not vacate the premises.  A trial before a judge was held in November 2007, and a decision was issued on April 30, 2008.  In its decision, the Court ruled that the lease is valid.  However, in deciding the parties’ contentions regarding the proper form and amount of rental payments due, the Court ruled that Connecticut Water was in breach of its obligation to pay rent on the property and therefore entered an order of eviction.

On May 5, 2008, Connecticut Water filed a timely appeal of the decision in the Connecticut Appellate Court.  Subsequently, the Connecticut Supreme Court transferred the case to itself for determination.  On February 2, 2010, the Connecticut Supreme Court issued its decision reinstating the lease and allowing Connecticut Water to retain possession of the premises, contingent upon the Company paying the property owner all back rent, together with interest and court costs.  We have presented the property owner with our calculations as to the rent and interest due, and have requested the property owner's calculation as to court costs.

On August 5, 2008, Connecticut Water was served with a related lawsuit in which 19 Perry Street, LLC seeks the payment of back rent with respect to the property.  In February, 2009, the lawsuit for back rent was stayed pending the resolution of the appeal related to the eviction case.  We have been accruing rent going back to when 19 Perry Street, LLC became the property owner.  However, we have not yet confirmed that the property owner agrees with our calculation as to either the amount due or the time over which back rent is owed.  If the property owner does not agree with our calculation and chooses to pursue this case, we intend to vigorously defend the action for back rent as to all amounts over the amount which has been set aside.  That action notwithstanding, with the Supreme Court decision, the Company maintains its use of the property to provide water to customers of its Unionville division.

Capital Expenditures – The Company has received approval from its Board of Directors to spend $25.8 million on capital expenditures in 2010, in part due to increased spending primarily for infrastructure improvements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary market risk faced by the Company is interest rate risk. As of December 31, 2009, the Company had no exposure to derivative financial instruments or financial instruments with significant credit risk or off-balance-sheet risks.  In addition, the Company is not subject in any material respect to any currency or other commodity risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries and the use of the interest rate swap agreement discussed below.  In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which expires on June 25, 2010.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 11, 2010.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2011.  Interim Bank Loans Payable at December 31, 2009 and 2008 was approximately $25.0 million and $12.1 million, respectively, and represents the outstanding aggregate balance on these lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of December 31, 2009, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  We have used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in conducting our evaluation of the effectiveness of the internal control over financial reporting.  Based on our evaluation, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.  OTHER INFORMATION

None
PART III

Pursuant to General Instruction G(3), the information called for by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed on EDGAR on or about March 31, 2010.  Certain information concerning the executive officers of the Company is included as Item 1 of this report.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:

The report of independent registered public accounting firm and the Company’s Consolidated Financial Statements listed in the Index to Consolidated Financial Statements on page F-1 hereof are filed as part of this report, commencing on page F-2

Page
		Index to Consolidated Financial Statements and Schedule	F-1

		Report of Independent Registered Pubic Accounting Firm	F-2

		Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007	F-3

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007	F-3

		Consolidated Balance Sheets at December 31, 2009 and 2008	F-4

		Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	F-5

		Notes to Consolidated Financial Statements	F-6

	2.	Financial Statement Schedule:

The following schedule of the Company is included on the attached page as indicated

		Schedule II Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2009, 2008 and 2007	S-1

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of comprehensive income present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
March 12, 2010

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, (in thousands, except per share data)	2009	2008	2007

Operating Revenues	$59,391	$61,270	$59,026

Operating Expenses
Operation and Maintenance	32,181	31,877	29,864
Depreciation	6,403	6,438	6,525
Income Taxes	2,466	3,518	4,195
Taxes Other Than Income Taxes	5,953	6,041	5,740

Total Operating Expenses	47,003	47,874	46,324

Net Operating Revenues	12,388	13,396	12,702

Other Utility Income, Net of Taxes	704	579	552

Total Utility Operating Income	13,092	13,975	13,254

Other Income (Deductions), Net of Taxes
Gain (Loss) on Real Estate Transactions	1,449	(160)	167
Non-Water Sales Earnings	929	790	651
Allowance for Funds Used During Construction	267	160	92
Other	(784)	(143)	(972)

Total Other Income (Deductions), Net of Taxes	1,861	647	(62)

Interest and Debt Expenses
Interest on Long-Term Debt	3,937	4,241	3,500
Other Interest Charges	393	560	537
Amortization of Debt Expense	414	397	374

Total Interest and Debt Expenses	4,744	5,198	4,411

Net Income	10,209	9,424	8,781

Preferred Stock Dividend Requirement	38	38	38

Total Net Income Applicable to Common Stock	$10,171	$9,386	$8,743

Weighted Average Common Shares Outstanding:
Basic	8,448	8,377	8,270
Diluted	8,523	8,430	8,333

Earnings Per Common Share:
Basic	$1.20	$1.12	$1.06
Diluted	$1.19	$1.11	$1.05

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (in thousands)	2009	2008	2007

Net Income Applicable to Common Stock	$10,171	$9,386	$8,743

Other Comprehensive Income, net of tax
Qualified cash flow hedging instrument net of tax expense (benefit)
of $48, $(52), and $(148) in 2009, 2008, and 2007, respectively	4	(81)	(222)
Adjustment to post-retirement benefit plans, net of tax (benefit)
expense of $(49), $(189) and $56 in 2009, 2008 and 2007, respectively	(140)	(296)	143
Unrealized Investment loss, net of tax (benefit) of $(158) and $(162)
in 2009 and 2008, respectively	247	(254)	--

Comprehensive Income	$10,282	$8,755	$8,664

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except share amounts)	2009	2008

ASSETS
Utility Plant	$441,412	$410,471
Construction Work in Progress	6,751	4,577
	448,163	415,048
Accumulated Provision for Depreciation	(122,961)	(115,815)
Net Utility Plant	325,202	299,233
Other Property and Investments	5,513	6,034
Cash and Cash Equivalents	5,437	684
Accounts Receivable (Less Allowance, 2009 - $472; 2008 - $376)	6,502	6,653
Accrued Unbilled Revenues	5,416	5,372
Materials and Supplies, at Average Cost	1,136	1,095
Prepayments and Other Current Assets	1,471	1,976
Total Current Assets	19,962	15,780
Restricted Cash	12,697	--
Unamortized Debt Issuance Expense	7,766	7,318
Unrecovered Income Taxes	25,649	22,856
Pension Benefits	6,897	8,911
Post-Retirement Benefits Other Than Pension	2,496	2,570
Goodwill	3,608	3,608
Deferred Charges and Other Costs	5,486	6,121
Total Regulatory and Other Long-Term Assets	64,599	51,384
Total Assets	$415,276	$372,431

CAPITALIZATION AND LIABILITIES
Common Stockholders' Equity:
Common Stock Without Par Value:
Authorized - 25,000,000 Shares - Issued and Outstanding:
2009 - 8,573,744; 2008 - 8,463,269	$67,286	$64,804
Retained Earnings	41,785	39,285
Accumulated Other Comprehensive Income	(502)	(613)
Common Stockholders' Equity	108,569	103,476
Preferred Stock	772	772
Long-Term Debt	111,955	92,227
Total Capitalization	221,296	196,475
Interim Bank Loans Payable	25,000	12,074
Current Portion of Long-Term Debt	--	8
Accounts Payable and Accrued Expenses	6,538	5,700
Accrued Taxes	18	--
Accrued Interest	954	870
Other Current Liabilities	546	418
Total Current Liabilities	33,056	19,070
Advances for Construction	39,543	38,928
Contributions in Aid of Construction	52,072	49,420
Deferred Federal and State Income Taxes	32,454	30,472
Unfunded Future Income Taxes	20,451	18,128
Long-Term Compensation Arrangements	14,898	18,331
Unamortized Investment Tax Credits	1,437	1,497
Other Long-Term Liabilities	69	110
Commitments and Contingencies
Total Capitalization and Liabilities	$415,276	$372,431

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (in thousands)	2009	2008	2007

Operating Activities:
Net Income	$10,209	$9,424	$8,781

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Deferred Revenues	527	(777)	(3,823)
Allowance for Funds Used During Construction	(238)	(123)	(131)
Depreciation (including $763 in 2009, $642 in 2008,
and $338 in 2007 charged to other accounts)	7,166	7,080	7,173
Change in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable and Accrued Unbilled Revenues	175	(974)	(1,513)
Decrease (Increase) in Other Current Assets	328	204	(129)
Decrease (Increase) in Other Non-Current Items, net	551	(146)	2,072
(Decrease) Increase in Accounts Payable, Accrued
Expenses and Other Current Liabilities	438	(879)	1,258
Increase (Decrease) in Deferred Income Taxes and Investment Tax Credits, Net	1,575	1,878	1,893
Total Adjustments	10,522	6,263	6,800
Net Cash and Cash Equivalents Provided by Continuing Operations	20,731	15,687	15,581

Investing Activities:
Company Financed Additions to Utility Plant	(27,598)	(19,877)	(18,749)
Advances from Others for Construction	(513)	(737)	(961)
Net Additions to Utility Plant Used in Continuing Operations	(28,111)	(20,614)	(19,710)
Purchase of water systems, net of cash acquired of $26 in 2009	(1,469)	(3,500)	--
Release of Restricted Cash	--	8,393	--
Net Cash and Cash Equivalents Used in Investing Activities in Continuing Operations	(29,580)	(15,721)	(19,710)

Financing Activities:
Net Proceeds from Interim Bank Loans	25,000	12,074	6,459
Net Repayment of Interim Bank Loans	(12,074)	(6,459)	(5,250)
Repayment of Long-Term Debt Including Current Portion	(280)	(57)	(62)
Proceeds from Issuance of Long-Term Debt	6,903	--	6,482
Proceeds from Issuance of Common Stock	1,323	1,281	1,238
Proceeds from Exercise of Stock Options	390	218	809
Costs Incurred to Issue Long-Term Debt and Common Stock	(464)	(2)	(367)
Advances from Others for Construction	513	737	961
Cash Dividends Paid	(7,709)	(7,411)	(7,181)
Net Cash and Cash Equivalents Provided by Financing Activities	13,602	381	3,089

Net Increase (Decrease) in Cash and Cash Equivalents	4,753	347	(1,040)
Cash and Cash Equivalents at Beginning of Year	684	337	1,377
Cash and Cash Equivalents at End of Year	$5,437	$684	$337

Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant (see Note 1 for details)	$1,664	$4,089	$2,116
Short-term Investment of Bond Proceeds Held in Trust	$12,697	$--	$8,220
Supplemental Disclosures of Cash Flow Information:
Cash Paid for Continuing Operations During the Year for:
Interest	$4,366	$4,876	$4,398
State and Federal Income Taxes	$2,907	$3,273	$2,096

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – The consolidated financial statements include the operations of Connecticut Water Service, Inc. (the “Company”), an investor-owned holding company and its four wholly-owned subsidiaries, listed below:

The Connecticut Water Company (“Connecticut Water”)
Chester Realty, Inc. (“Chester Realty”)
New England Water Utility Services, Inc. (“NEWUS”)
Barnstable Holding Company (“Barnstable Holding”)

Connecticut Water is our sole public water utility company, which served 88,534 customers in 54 towns throughout Connecticut as of December 31, 2009.

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

Barnstable Holding is an inactive holding company, which previously owned the stock of two other inactive companies, Barnstable Water Company (“Barnstable Water”) and BARLACO, Inc. (“BARLACO”) prior to their merger with and into Barnstable Holding.  BARLACO was a real estate company which held real estate for sale.  In February 2006, BARLACO sold all of its real estate holdings to the Town of Barnstable.

On July 23, 2008, the Company announced that it had reached a definitive agreement with Ellington Acres Company (Ellington Acres) to purchase all of Ellington Acres’ outstanding stock for approximately $1.5 million.  Ellington Acres was a regulated water company serving approximately 750 customers in Ellington and Somers, Connecticut, situated between two systems in the Company’s Northern Region that the Company had planned to interconnect.  The Company was able to complete the interconnection between the systems in the second quarter of 2009, saving ratepayers of both Connecticut Water and Ellington Acres significant capital expenditures.  The DPUC approved the acquisition in December 2008 and the Company completed the transaction on January 16, 2009.  The Company merged Ellington Acres with and into Connecticut Water during 2009.

On August 25, 2009, the Company completed the acquisition of a small water system serving a condominium complex in the Town of Madison, CT that was found to have uranium levels above recently established standards.  By acquiring the system, the Company was able to solve a problem for the condominium residents and to assist the Town of Madison, CT in addressing uranium found in the water of two public schools adjacent to the system.  The Company has already installed the treatment system necessary to remove the uranium from the system and was able to connect to the schools prior to the start of the school year.  Due to the contamination issues, the Company acquired the system for a nominal fee.  The acquisition added the equivalent of approximately 120 customers to the Company.

The Company has evaluated all subsequent events through the date the financial statements were issued.

Intercompany accounts and transactions have been eliminated.

PUBLIC UTILITY REGULATION – Our public water utility company is subject to regulation for rates and other matters by the Connecticut Department of Public Utility Control (“DPUC”) and follows accounting policies prescribed by the DPUC.  The Company prepares its financial statements in accordance with accounting principles generally accepted  in the United States of America (“GAAP”), which includes the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 980 “Regulated Operations” (“FASB ASC 980”).  FASB ASC 980 requires cost-based, rate-regulated enterprises, such as Connecticut Water, to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which the costs would be charged to expense by an unregulated enterprise.  The balance sheets include regulatory assets and liabilities as appropriate, primarily related to income taxes and post-retirement benefit costs.  In accordance with FASB ASC 980, costs which benefit future periods, such as tank painting, are expensed over the periods they benefit. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FASB ASC 980.  Material regulatory assets are earning a return.

Regulatory assets and liabilities are comprised of the following:

(in thousands)	December 31
	2009	2008
Assets:
Postretirement benefits	$9,393	$11,481
Unrecovered income taxes and other	20,451	18,128
Deferred revenue (included in deferred charges)	4,361	4,600
Other (included in deferred charges)	1,075	1,363
Total regulatory assets	$35,280	$35,572

Liabilities:
Investment Tax Credits	$1,437	$1,497
Unfunded future income taxes and other	20,451	18,128
Total regulatory liabilities	$21,888	$19,625

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

In order for certain water system acquisitions made in and after 1995 to not degrade earnings, Connecticut Water has received DPUC approval to record AFUDC on certain of its investments in these systems. Through December 31, 2006, Connecticut Water has capitalized approximately $3.9 million of AFUDC relating to financing these acquisitions.  As part of the Company’s most recent rate decision, approved on January 16, 2007 and effective as of January 1, 2007, the DPUC has approved the inclusion of this capitalized amount in rate base.  The Company did not record any AFUDC on water system acquisitions in 2009, 2008 or 2007.

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

The components that comprise Net Additions to Utility Plant during the last three years are as follows:

(in thousands)	2009	2008	2007
Additions to Utility Plant:
Company Financed	$27,598	$19,877	$18,749
Allowance for Funds Used During Construction	238	123	131
Subtotal – Utility Plant Increase to Rate Base	27,836	20,000	18,880
Advances from Others for Construction	513	737	961
Net Additions to Utility Plant	$28,349	$20,737	$19,841

Depreciation – Depreciation is computed on a straight-line basis at various rates as approved by the state regulator on a company by company basis.  Depreciation allows the Company to recover the investment in utility plant over its useful life.  The overall consolidated company depreciation rate, based on the average balances of depreciable property, was 1.6%, 2.2%, and 2.0% for 2009, 2008, and 2007, respectively.

INCOME TAXES – The Company provides income tax expense for its utility operations in accordance with the regulatory accounting policies of the applicable jurisdictions.  The Connecticut DPUC requires the flow-through method of accounting for most state tax temporary differences as well as for certain federal temporary differences.

The Company computed deferred tax liabilities for all temporary book-tax differences using the liability method prescribed in FASB ASC 740 “Income Taxes” (“FASB ASC 740”).  Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities.  Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements.  Deferred tax liabilities that have not been reflected in tax expense due to regulatory treatment are reflected as Unfunded Future Income Taxes, and are expected to be recoverable in future years’ rates.

The Company believes that the majority of deferred income tax assets will be realized in the future.  The majority of unfunded future income taxes relate to deferred state income taxes.

Deferred Federal Income Taxes consist primarily of amounts that have been provided for accelerated depreciation subsequent to 1980, as required by federal income tax regulations.  Deferred taxes have also been provided for temporary differences in the recognition of certain expenses for tax and financial statement purposes as allowed by DPUC ratemaking policies.

MUNICIPAL TAXES – Municipal taxes which are reflected as Taxes Other than Income Taxes are generally expensed over the twelve-month period beginning on July 1 following the lien date, corresponding with the period in which the municipal services are provided.

STOCK OPTIONS – In the past, the Company has issued stock options to certain employees; but has not done so since 2003.  For more information regarding stock based compensation, see Note 12, Stock Based Compensation Plans.

UNAMORTIZED DEBT ISSUANCE EXPENSE – The issuance costs of long-term debt, including the remaining balance of issuance costs on long-term debt issues that have been refinanced prior to maturity, and related call premiums, are amortized over the respective lives of the outstanding debt, as approved by the DPUC.

GOODWILL – As part of the purchase of the Unionville Water Company in October 2002, the Company recorded goodwill of $3.6 million representing the amount of the purchase price over net book value of the assets acquired.  The Company accounts for goodwill in accordance with Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“FASB ASC 350”).

In accordance with FASB ASC 350, goodwill must be allocated to reporting units and reviewed for impairment at least annually.  The Company utilized a net income valuation approach in the performance of the annual goodwill impairment test.  As of December 31, 2009, there was no impairment of the Company’s goodwill.

EARNINGS PER SHARE – The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the years ended December 31, 2009, 2008, and 2007.

Years ended December 31,	2009	2008	2007
Numerator (in thousands)
Basic Net Income Applicable to Common Stock	$10,171	$9,386	$8,743
Diluted Net Income Applicable to Common Stock	$10,171	$9,386	$8,743
Denominator (in thousands)
Basic Weighted Average Shares Outstanding	8,448	8,377	8,270
Dilutive Effect of Stock Awards	75	53	63
Diluted Weighted Average Shares Outstanding	8,523	8,430	8,333
Earnings per Share
Basic Earnings per Share	$1.20	$1.12	$1.06
Dilutive Effect of Stock Awards	0.01	0.01	0.01
Diluted Earnings per Share	$1.19	$1.11	$1.05

NEW ACCOUNTING PRONOUNCEMENTS – In June 2009, the FASB issued Accounting Standards Codification 105-10 “Generally Accepted Accounting Principles” (“FASB ASC 105-10”).  FASB ASC 105-10 establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants.  The ASC will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  FASB ASC 105-10 is effective for interim and annual periods ending after September 15, 2009.  The Company has included references to the Codification , as applicable, in these financial statements.

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

FASB ASC 815-10-65, “Derivatives and Hedging” (“FASB ASC 815-10-65”) requires enhanced disclosures about an entity’s derivative and hedging activities.  Under FASB ASC 815-10-65, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company does not hold any derivative financial instruments at December 31, 2009.  The Company adopted the provisions of FASB ASC 815-10-65 effective January 1, 2009.

FASB ASC 260-10-45, “Earnings Per Share” (“FASB ASC 260-10-45”) states that unvested awards of share-based payments with rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share.  As a result, these participating securities will be included in the weighted average number of shares outstanding as disclosed on the face of the income statement.  FASB ASC 260-10-45 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented in financial reports after the effective date shall be adjusted retrospectively to conform to the provisions of FASB ASC 260-10-45.  Early application is not permitted.  The Company adopted FASB ASC 260-10-45 in the first quarter of 2009.  The Company does not have any unvested awards or payments with nonforfeitable rights to dividends.

FASB ASC 715-20-65, “Compensation – Retirement Benefits” (“FASB ASC 715-20-65”) is intended to improve disclosures about a company’s postretirement benefit plan assets by requiring more information about how investment allocation decisions are made, major categories of plan assets, fair value assumptions and concentrations of risk.  The disclosures required by FASB ASC 715-20-65 have been included in the Company’s December 31, 2009 financial statements.  This statement did not impact the consolidated financial results of operations, as the requirements are disclosure-only in nature.  Please see Note 11 for disclosures relating to the Company’s retirement plans.

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

FASB ASC 320-10-65 “Investments – Debt and Equity Securities” (“FASB ASC 320-10-65”) amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments for both debt and equity securities.  This ASC became effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this standard did not have an impact on the Company’s operations, financial position or cash flows.

FASB ASC 860 “Transfers and Servicing” (“FASB ASC 860”) improves the relevance and comparability of information that a reporting entity provides in its financial statements about transfers of financial assets.  The provisions of FASB ASC 860 are applicable on January 1, 2010 and will be applied prospectively to transfer of financial assets completed after December 31, 2009.  The Company does not anticipate these provisions will have a material impact on its financial statements.

FASB ASC 810 “Consolidation” (“FASB ASC 810”) amends the consolidation guidance for variable interest entities.  The provisions are applicable on January 1, 2010.  The Company does not anticipate these provisions will have a material impact on its financial statements.

In August 2009, the FASB issued ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“FASB ASU 2009-5”).  This update provides clarification of the fair value measurement of financial liabilities when a quoted price in an active market for an identical liability (level 1 input of the valuation hierarchy) is not available.  FASB ASU 2009-5 is effective in the fourth quarter of 2009.  The adoption of this update did not have a material impact on the Company’s financial statements or disclosures.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  This update will require additional information to be disclosed principally in respect to Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements.  In addition, enhanced disclosures will be required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 1, 2009, however, the requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010.  The Company does not anticipate this update will have a material impact on its financial statements or disclosures.

NOTE 2:  INCOME TAX EXPENSE

Under ASC 740, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The reassessment of our tax positions did not have an impact on our results of operations, financial condition or liquidity.  From time to time, the Company is assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  During 2007, the Company was charged approximately $2,000 in interest relating to the 2003 federal tax examination.  There were no such charges for the years ending December 31, 2009 and 2008.  Additionally, there were no accruals relating to interest or penalties as of December 31, 2009 and 2008.  The Company remains subject to examination by federal authorities for the 2006 through 2008 tax years and by state authorities for the tax years 2006 through 2008.

Income Tax Expense for the years ended December 31, is comprised of the following:

(in thousands)	2009	2008	2007
Federal Classified as Operating Expense	$3,566	$3,631	$3,834
Federal Classified as Other Utility Income	342	267	238
Federal Classified as Other Income
Land Sales	640	--	61
Land Donations	(231)	178	83
Non-Water Sales	469	360	332
Other	(162)	(195)	(529)
Total Federal Income Tax Expense	4,624	4,241	4,019

State Classified as Operating Expense	(1,100)	(113)	361
State Classified as Other Utility Income	90	64	57
State Classified as Other Income
Land Sales	3	--	14
Land Donations	24	(19)	(199)
Non-Water Sales	123	90	79
Other	(17)	(23)	(101)
Total State Income Tax Expense	(877)	(1)	211
Total Income Tax Expense	$3,747	$4,240	$4,230

The components of the Federal and State income tax provisions are:

(in thousands)	2009	2008	2007
Current Income Taxes
Federal	$2,338	$1,906	$1,938
State	154	110	158
Total Current	2,492	2,016	2,096
Deferred Income Taxes, Net
Federal
Investment Tax Credit	(63)	(63)	(63)
Deferred Revenue	(75)	264	1,202
Land Donations	272	187	260
Depreciation	2,254	1,583	1,206
Other	(102)	364	(524)
Total Federal	2,286	2,335	2,081
State
Land Donations	35	85	(108)
Other (A)	(1,066)	(196)	161
Total State	(1,031)	(111)	53
Total Deferred Income Taxes	1,255	2,224	2,134
Total Income Tax	$3,747	$4,240	$4,230

(A)	– Fixed capital credits account for $(1,089) of Other in 2009.

Deferred income tax (assets) and liabilities are categorized as follows on the Consolidated Balance Sheets:

(in thousands)	2009	2008
Unrecovered Income Taxes	$(25,648)	$(22,856)
Deferred Federal and State Income Taxes	32,440	30,472
Unfunded Future Income Taxes	20,451	18,128
Unamortized Investment Tax Credit	1,437	1,497
Other	(140)	(142)
Net Deferred Income Tax Liability	$28,540	$27,099

Deferred income tax (assets) and liabilities are comprised of the following:

(in thousands)	2009	2008
Charitable Contribution Carryforward (1)	$(2,216)	$(2,705)
Valuation Allowance	1,623	2,064
Tax Credit Carryforward (2)	(2,350)	(1,624)
Prepaid Income Taxes on CIAC	(66)	(120)
Prepaid FIT on Services	(145)	(112)
Other Comprehensive Income	(289)	(432)
Accelerated Depreciation	30,626	28,438
Net of AFUDC and Capitalized Interest	257	234
Unamortized Investment Tax Credit	1,437	1,497
Other	(337)	(141)
Net Deferred Income Tax Liability	$28,540	$27,099

(1)	2009 charitable contribution carryover expires in 2011.
(2)	State tax credit carry-forwards expire beginning 2013 and ending in 2032.

The calculation of Pre-Tax Income is as follows:

(in thousands)	2009	2008	2007
Pre-Tax Income
Net Income	$10,209	$9,424	$8,781
Income Taxes	3,747	4,240	4,230
Total Pre-Tax Income	$13,956	$13,664	$13,011

In accordance with required regulatory treatment, deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate.  The differences between the effective income tax rate recorded by the Company and the statutory federal tax rate are as follows:

	2009	2008	2007
Federal Statutory Tax Rate	34.0%	34.0%	34.0%
Tax Effect Differences:
State Income Taxes Net of Federal Benefit	(4.3%)	--	1.1%
Depreciation	1.7%	1.6%	1.7%
Charitable Contributions – Land Donation (Net of Valuation Allowance)	(1.3%)	1.5%	0.4%
Pension Costs	(4.1%)	(5.1%)	(5.3%)
Allowance for Funds Used During Construction	(0.6%)	(0.3%)	(0.3%)
Change in Estimate of Prior Year Income Tax Expense	0.9%	(0.5%)	0.2%
Rate Case Expense	0.4%	0.6%	0.6%
Other	0.2%	(0.7%)	0.1%
Effective Income Tax Rate	26.9%	31.1%	32.5%

NOTE 3:  COMMON STOCK

The Company has 25,000,000 authorized shares of common stock, no par value.  A summary of the changes in the common stock accounts for the period January 1, 2007 through December 31, 2009, appears below:

(in thousands, except share data)	Shares	Issuance Amount	Expense	Total
Balance, January 1, 2007	8,270,394	$61,766	$(1,601)	$60,165
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	13,975	420	--	420
Dividend Reinvestment Plan	54,567	1,326	--	1,326
Stock Options Exercised and Expensed	37,906	902	(5)	897
Balance, December 31, 2007	8,376,842	$64,414	$(1,606)	$62,808
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	22,046	465	--	465
Dividend Reinvestment Plan	52,606	1,287	--	1,287
Stock Options Exercised and Expensed	11,775	246	(2)	244
Balance, December 31, 2008	8,463,269	$66,412	$(1,608)	$64,804
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	31,515	767	--	767
Dividend Reinvestment Plan	61,462	1,323	--	1,323
Stock Options Exercised and Expensed	17,498	394	(2)	392
Balance, December 31, 2009 (1)	8,573,744	$68,896	$(1,610)	$67,286

(1)	Includes 42,351 restricted shares and 75,644 common stock equivalent shares issued through the Performance Stock Programs through December 31, 2009.

The Company may not pay any dividends on its common stock unless full cumulative dividends to the preceding dividend date for all outstanding shares of Preferred Stock of the Company have been paid or set aside for payment.  All such Preferred Stock dividends have been paid.

NOTE 4:  RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 2007 through December 31, 2009, appears below:

(in thousands, except per share data)	2009	2008	2007
Balance, beginning of year	$39,285	$37,272	$35,676
Net Income	10,209	9,424	8,781
Sub-total	49,494	46,696	44,457
Dividends declared:
Cumulative Preferred Stock, Series A, $0.80 per share	12	12	12
Cumulative Preferred Stock, Series $0.90, $0.90 per share	26	26	26
Common Stock:
2009 $0.900 per Common Share	7,671	--	--
2008 $0.880 per Common Share	--	7,373	--
2007 $0.865 per Common Share	--	--	7,147
Total Dividends Declared	7,709	7,411	7,185
Balance, end of year	$41,785	$39,285	$37,272

NOTE 5:  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2009:

(in thousands)	Level 1	Level 2	Level 3
Assets:
Investments	$1,151	$--	$--

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

RESTRICTED CASH – As part of the December 2009 bond offering, described in Note 6 to the Notes to the Consolidated Financial Statements, the Company recorded unused proceeds from this bond issuance as restricted cash as the funds can only be used for certain capital expenditures.  The Company expects to use the remainder of the proceeds during 2010.  The carrying amount approximates fair value

LONG-TERM DEBT – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of December 31, 2009 and 2008, the estimated fair value of the Company's long-term debt was $110,479,000 and $77,228,000, respectively, as compared to the carrying amounts of $111,955,000 and $92,227,000, respectively.

The fair values shown above have been reported to meet the disclosure requirements of FASB ASC 825, “Financial Instruments” (“FASB ASC 825”) and do not purport to represent the amounts at which those obligations would be settled.

INTEREST RATE SWAP – In 2004, Connecticut Water entered into a five-year interest rate swap associated with its $12.5 million 2004 series variable rate unsecured water facilities revenue refinancing bonds to manage the Company’s exposure to fluctuations in prevailing interest rates.  The swap agreement qualifies for hedge treatment under FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”).  The fair value of the interest rate swap included in the Company’s Consolidated Balance Sheet in “Other Current Liabilities” at December 31, 2008 was approximately $88,000.  The interest rate swap agreement expired on March 3, 2009, and was not renewed, and therefore was not on the Company’s Consolidated Balance Sheet as of December 31, 2009.

NOTE 6:  LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following:

(in thousands)		2009	2008
The Connecticut Water Company:
Unsecured Water Facilities Revenue Bonds
5.05%	1998 Series A, Due 2028	$9,625	$9,635
5.125%	1998 Series B, Due 2028	7,600	7,615
4.40%	2003A Series, Due 2020	8,000	8,000
5.00%	2003C Series, Due 2022	14,795	14,915
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.00%	2005 A Series, Due 2040	14,885	14,935
5.00%	2007 A Series, Due 2037	15,000	15,000
5.10%	2009 A Series, Due 2039	20,000	--
Total The Connecticut Water Company		111,955	92,150
Chester Realty:
Secured
6.39%	NewAlliance Bank, Due 2017	--	85
Total Chester Realty		--	85
Total Connecticut Water Service, Inc.		111,955	92,235
Less Current Portion		--	(8)
Total Long-Term Debt		$111,955	$92,227

The Company does not have any principal payments required for years 2010 – 2014.

In December 2009, Connecticut Water borrowed $20 million through the issuance of Water Facilities Revenue Bonds by the Connecticut Development Authority (Authority) sold in a single series with an interest rate of five and one-tenth percent, maturing on December 1, 2039.  The proceeds from the sale of the bonds will be used to finance construction and installation of various capital improvements to the Company’s existing water system.

During September 2009, the Company sold a rental property in Killingly, Connecticut.  As part of the sale, the Chester Realty Secured mortgage, shown above, was paid off in-full.

In December 2007, Connecticut Water borrowed $15 million through the issuance of Water Facilities Revenue Bonds by the Authority sold in a single series with an interest rate of five percent, maturing on December 1, 2037.  The proceeds from the sale of the bonds have been used to finance construction and installation of various capital improvements to the Company’s existing water system.

In November 2005, Connecticut Water borrowed $10 million through the issuance of Water Facilities Revenue Bonds by the Authority sold in a single series with an interest rate of five percent, maturing on October 1, 2040.

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

Financial Covenants – The Company is required to comply with certain covenants in connection with various long term loan agreements.  The covenants are normal and customary in bank and loan agreements.  The Company was in compliance with the covenants at December 31, 2009.

NOTE 7:  PREFERRED STOCK

The Company’s Preferred Stock at December 31, consisted of the following:

(in thousands, except share data)	2009	2008
Connecticut Water Service, Inc.
Cumulative Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares	$300	$300
Cumulative Series $0.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares, Issued and Outstanding 24,999	472	472
Total Preferred Stock	$772	$772

All or any part of any series of either class of the Company's issued Preferred Stock may be called for redemption by the Company at any time.  The per share redemption prices of the Series A and Series $0.90 Preferred Stock, if called by the Company, are $21.00 and $16.00, respectively.

The Company is authorized to issue 400,000 shares of an additional class of Preferred Stock, $25 par value, the general preferences, voting powers, restrictions and qualifications of which are similar to the Company's existing Preferred Stock.  No shares of the $25 par value Preferred Stock have been issued.

The Company is also authorized to issue 1,000,000 shares of $1 par value Preference Stock, junior to the Company's existing Preferred Stock in rights to dividends and upon liquidation of the Company.  150,000 of such shares have been designated as “Series A Junior Participating Preference Stock”..

NOTE 8:  BANK LINES OF CREDIT

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which expires on June 25, 2010.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 11, 2010.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2011.  Interim Bank Loans Payable at December 31, 2009 and 2008 was approximately $25.0 million and $12.1 million, respectively, and represents the outstanding aggregate balance on these lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

At December 31, 2009 and 2008, the weighted average interest rates on these short-term borrowings outstanding were 2.23% and 1.96%, respectively.

NOTE 9:  UTILITY PLANT AND CONSTRUCTION PROGRAM

The components of utility plant and equipment at December 31, were as follows:

(in thousands)	2009	2008
Land	$10,391	$9,917
Source of supply	28,922	27,605
Pumping	28,511	27,646
Water treatment	55,377	54,643
Transmission and distribution	292,140	268,927
General	32,493	28,921
Held for future use	478	419
Acquisition Adjustment	(6,900)	(7,607)
Total	$441,412	$410,471

The amounts of depreciable utility plant at December 31, 2009 and 2008 included in total utility plant were $393,021,000 and $360,440,000, respectively.  Non-depreciable plant is primarily funded through CIAC.

NOTE 10:  TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

(in thousands)	2009	2008	2007
Municipal Property Taxes	$5,052	$5,129	$4,903
Payroll Taxes	901	912	837
Total Taxes Other than Income Taxes	$5,953	$6,041	$5,740

NOTE 11:  LONG-TERM COMPENSATION ARRANGEMENTS

The Company has accrued for the following long-term compensation arrangements as of December 31, 2009 and 2008:

(in thousands)	2009	2008
Defined Benefit Pension Plan	$5,899	$9,624
Post Retirement Benefit Other than Pension	3,340	3,347
Supplemental Executive Retirement Plan	4,012	3,723
Deferred Compensation	1,358	1,342
Other Long-Term Compensation	289	295
Total Long-Term Compensation Arrangements	$14,898	$18,331

Investment Strategy – The Corporate Finance and Investment Committee (the Committee) reviews and approves the investment strategy of the investments made on behalf of various pension and post-retirement benefit plans existing under the Company and certain of its subsidiaries.  The Company uses a variety of mutual funds, managed by different fund managers, to achieve its investment goals.  The Committee wants to ensure that the plans establish a target mix that is expected to achieve investment objectives, by assuring a broad diversification of investment assets among investment types, while avoiding short-term changes to the target asset mix, unless unusual market conditions make such a move appropriate to reduce risk.

The targeted asset allocation ratios for those plans as set by the Committee at December 31, 2009 and 2008 were:

	2009	2008
Equity	65%	65%
Fixed Income	35%	35%
Total	100%	100%

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

PENSION
Defined Benefit Plan – The Company and certain of its subsidiaries have a noncontributory defined benefit pension plan covering qualified employees.  In general, the Company’s policy is to fund accrued pension costs as permitted by federal income tax and Employee Retirement Income Security Act of 1974 regulations.  The Company amortizes actuarial gains and losses over the average remaining service period of active participants, without regard to a specified corridor of a percentage of the greater of the obligation or market-related value of assets.  A contribution of $3,300,000 was made in 2009 for the 2008 plan year.  The Company expects to make a contribution of approximately $3,410,000 in 2010 for the 2009 plan year.

The Company has amended its pension plan to exclude employees hired after January 1, 2009.

The following tables set forth the benefit obligation and fair value of the assets of the Company’s retirement plans at December 31, the latest valuation date:

Pension Benefits (in thousands)	2009	2008
Change in benefit obligation:
Benefit obligation, beginning of year	$32,886	$30,365
Service cost	1,454	1,259
Interest cost	2,024	1,906
Actuarial loss (gain)	1,969	410
Benefits paid	(1,151)	(1,054)
Benefit obligation, end of year	$37,182	$32,886

Change in plan assets:
Fair value, beginning of year	$23,262	$28,166
Actual return on plan assets	5,872	(7,350)
Employer contributions	3,300	3,500
Benefits paid	(1,151)	(1,054)
Fair value, end of year	$31,283	$23,262

Funded Status	$(5,899)	$(9,624)

Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$--	$--
Current liability	--	--
Non-current liability	(5,899)	(9,624)
Net amount recognized	$(5,899)	$(9,624)

The accumulated benefit obligation for all defined benefit pension plans was approximately $29,719,000 and $26,291,000 at December 31, 2009 and 2008, respectively.

Weighted-average assumptions used to determine benefit obligations at December 31:	2009	2008
Discount rate	5.95%	6.25%
Rate of compensation increase	4.50%	4.50%
Weighted-average assumptions used to determine net periodic cost for years ended December 31:
Discount rate	6.25%	6.30%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%

Prior to the 2007, the Company used Moody’s AA Corporate Bond Yields when selecting its Discount Rate for each of the pension plan.  Beginning with the year ended December 31, 2007, in an attempt to move away from generic yield curves and indices, the Company used a spot yield curve that attempts to mimic expected benefit payments.  The Company based its discount rate assumption on a single rate on the Citigroup Pension Discount Curve that approximated present value of the plan’s payment streams.

The following table shows the components of periodic benefit costs:

Pension Benefits (in thousands)	2009	2008	2007
Components of net periodic benefit costs
Service cost	$1,454	$1,259	$1,277
Interest cost	2,024	1,906	1,789
Expected return on plan assets	(2,229)	(2,120)	(2,017)

Amortization of:
Net transition obligation	2	2	2
Net loss	69	69	69
Prior service cost	398	142	345
Net Periodic Pension Benefit Costs	$1,718	$1,258	$1,465

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset (liability):

Pension Benefits (in thousands)	2009	2008
Change in net (gain) loss	$(1,674)	$9,880
Amortization of transition obligation	(2)	(2)
Amortization of net loss	(69)	(69)
Amortization of prior service cost	(398)	(142)
Total recognized to Regulatory (Liability) Asset	$(2,143)	$9,667

Amounts Recognized as a Regulatory Asset (Liability) at December 31: (in thousands)	2009	2008
Transition obligation	$4	$6
Prior service cost	447	516
Net (gain) loss	6,912	8,984
Total Recognized as a Regulatory Asset (Liability)	$7,363	$9,506

Estimated Net Periodic Benefit Cost Amortizations for the periods January 1 - December 31,: (in thousands)	2010
Amortization of transition obligation	$2
Amortization of prior service cost	69
Amortization of net loss	553
Total Estimated Net Periodic Benefit Cost Amortizations	$624

Plan Assets
The Company’s pension plan weighted-average asset allocations at December 31, 2009, and 2008 by asset category were as follows:

	2009	2008
Equity	66%	58%
Fixed Income	34%	42%
Total	100%	100%

During the last part of 2008, the Company’s investments in equity securities had lost value in relation to the overall holdings in the pension plan.  Due to market uncertainty and volatility at the end of 2008, the Company had not rebalanced the pension plan assets to more closely align with the stated target allocation.  During 2009, the pension plan’s weighted average asset allocation returned closer to the target allocation.

See Note 5 for discussion on how fair value is determined.  The fair value of the Company’s pension plan assets at December 31, 2009 are as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$208	$--	$--
Mutual Funds:
Fixed Income Funds (1)	10,529	--	--
Equity Funds (2)	13,017	--	--
Index Funds (3)	7,529	--	--
Total	$31,283	$--	$--

(1)	Mutual funds consisting primarily of fixed income securities.
(2)	Mutual funds consisting primarily of equity securities.
(3)	Mutual funds consisting primarily of funds linked to indices.

The Plan’s expected future benefit payments are:

(in thousands)
2010	$2,056
2011	1,495
2012	2,515
2013	2,161
2014	2,616
Years 2015 – 2019	18,428

POST-RETIREMENT BENEFITS OTHER THAN PENSION (PBOP) – In addition to providing pension benefits, Connecticut Water, provides certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust that has been approved by the DPUC.  Substantially all of Connecticut Water’s employees may become eligible for these benefits if they retire on or after age 55 with 10 years of service.  The contribution for calendar years 2009 and 2008 was $650,600 and $841,600, respectively.

A regulatory asset has been recorded to reflect the amount which represents the future FASB ASC 715 costs expected to be recovered in customer rates.  In 1997, Connecticut Water requested and received approval from the DPUC to include FASB ASC 715 costs in customer rates.  The DPUC’s 1997 limited reopener of Connecticut Water’s general rate proceeding allowed it to increase customer rates $208,000 annually for FASB ASC 715 costs.  Prior to the January 2007 rate decision, Connecticut Water’s rates allowed for recovery of $473,100 annually for post-retirement benefit costs other than pension.  As a result of the January 2007 rate decision, the Company will follow the provisions of FASB ASC 715 for regulated companies that allows the creation of a regulatory asset for costs that will be recovered in the future under provisions of FASB ASC 980.

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

Another subsidiary company, Barnstable Water, also provides certain health care benefits to eligible retired employees.  Substantially all Barnstable Water employees may become eligible for these benefits if they retire on or after age 65 with at least 15 years of service.  Post-65 medical coverage is provided for employees up to a maximum coverage of $500 per quarter. Barnstable Water’s PBOP currently is not funded.  Barnstable Water no longer has any employees; therefore, no new participants will be entering Barnstable Water’s PBOP.  The tables below do not include Barnstable Water’s PBOP.  Barnstable Water’s PBOP had a Benefit Obligation of $52,000 and $53,000 at December 31, 2009 and 2008, respectively.  Additionally, this plan did not hold any assets as of December 31, 2009 and 2008.  Barnstable Water’s PBOP’s net periodic benefit costs were less than $1,000 in 2009 and 2008.

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

The following tables set forth the benefit obligation and fair value of the assets of the Connecticut Water’s post-retirement health care benefits at December 31, the latest valuation date:

PBOP Benefits (in thousands)	2009	2008
Change in benefit obligation:
Benefit obligation, beginning of year	$7,989	$12,316
Service cost	473	632
Interest cost	488	657
Plan participant contributions	94	144
Plan amendments	--	(3,088)
Actuarial (gain) loss	875	(2,249)
Benefits paid	(401)	(423)
Benefit obligation, end of year	$9,518	$7,989

Change in plan assets:
Fair value, beginning of year	$4,694	$5,906
Actual return on plan assets	1,185	(1,774)
Employer contributions	658	842
Plan participant contributions	94	143
Benefits paid	(401)	(423)
Fair value, end of year	$6,230	$4,694

Funded Status	$(3,288)	$(3,295)

Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$--	$--
Current liability	--	--
Non-current liability	(3,288)	(3,295)
Net amount recognized	$(3,288)	$(3,295)

Weighted-average assumptions used to determine benefit obligations at December 31:	2009	2008
Discount rate	5.80%	6.20%
Rate of compensation increase	4.50%	4.50%
Weighted-average assumptions used to determine net periodic cost for years ended December 31:
Discount rate	6.20%	6.30%
Expected long-term return on plan assets	5.00%	5.00%
Rate of compensation increase	4.50%	4.50%

Prior to the 2007, the Company used Moody’s AA Corporate Bond Yields when selecting its Discount Rate for each of the PBOP.  Beginning with the year ended December 31, 2007, in an attempt to move away from generic yield curves and indices, the Company used a spot yield curve that attempts to mimic expected benefit payments.  The Company based its discount rate assumption on a single rate on the Citigroup Pension Discount Curve that approximated present value of the plan’s payment streams.

The following table shows the components of periodic benefit costs:

PBOP Benefits (in thousands)	2009	2008	2007
Components of net periodic benefit costs
Service cost	$473	$632	$651
Interest cost	488	657	610
Expected return on plan assets	(272)	(271)	(189)
Other	225	225	225

Amortization of:
Net transition obligation	(406)	120	120
Recognized net loss	217	202	342
Net Periodic Post Retirement Benefit Costs	$725	$1,565	$1,759

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset (liability):

PBOP Benefits (in thousands)	2009	2008
Change in prior service (credit)	$--	$(3,088)
Change in net (gain) loss	(37)	(203)
Amortization of transition obligation	--	(120)
Amortization of prior service credit	406	--
Amortization of net loss	(218)	(203)
Total recognized to Regulatory Asset (Liability)	$151	$(3,614)

Amounts Recognized as a Regulatory Asset at December 31: (in thousands)	2009	2008
Transition obligation	$--	$--
Prior service cost	(2,200)	(2,606)
Net (gain) loss	2,950	3,205
Total Recognized as a Regulatory Asset	$750	$599

There were no other changes in plan assets and benefit obligations recognized as a regulatory asset.

Estimated Benefit Cost Amortizations for the periods January 1 - December 31,: (in thousands)	2010
Amortization of transition obligation	$--
Amortization of prior service cost	(406)
Amortization of net loss (gain)	266
Total Estimated Net Periodic Benefit Cost Amortizations	$(140)

Assumed health care cost trend rates at December 31:	2009		2008
	Medical	Dental	Medical	Dental
Health care cost trend rate assumed for next year (1)	10.0%	10.0%	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2020	2020	2019	2019

(1) – Zero percent trend rate from 2008 to 2009.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects on Connecticut Water’s plan and would have no impact on the Barnstable Water plan:

(in thousands)	1 Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$139	$(114)
Effect on post-retirement benefit obligation	$1,071	$(900)

Plan Assets
Barnstable Water’s other post-retirement benefit plan has no assets.  Connecticut Water’s other post-retirement benefit plan weighted-average asset allocations at December 31, 2009 and 2008 by asset category were as follows:

	2009	2008
Equity	65%	56%
Fixed Income	35%	44%
Total	100%	100%

During the last part of 2008, the Company’s investments in equity securities had lost value in relation to the overall holdings in the PBOP.

See Note 5 for discussion on how fair value is determined.  The fair value of the Company’s PBOP assets at December 31, 2009 are as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market	$163	$--	$--
Mutual Funds:
Fixed Income Funds (1)	2,043	--	--
Equity Funds (2)	2,553	--	--
Index Funds (3)	1,471	--	--
Total	$6,230	$--	$--

(1)	Mutual funds consisting primarily of fixed income securities.
(2)	Mutual funds consisting primarily of equity securities.
(3)	Mutual funds consisting primarily of funds linked to indices.

Cash Flows
Connecticut Water contributed $658,000 to its other post-retirement benefit plan in 2009 for plan year 2009.  The Company expects to make a contribution of approximately $552,000 in 2010 for plan year 2010.

Expected future benefit payments are:

(in thousands)
2010	$414
2011	443
2012	483
2013	506
2014	538
Years 2015 – 2019	3,535

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (SERP) – The Company and certain of its subsidiaries provide additional pension benefits to senior management through supplemental executive retirement contracts.  At December 31, 2009 and 2008, the actuarial present values of the projected benefit obligation of these contracts were $3,636,000 and $3,188,000, respectively.  Expense associated with these contracts was approximately $354,000 for 2009, $48,000 for 2008, and $1,363,000 for 2007 and is reflected in Other Income (Deductions) in the Statements of Income.  The 2007 SERP expense included costs associated with the retirement of a former executive.

Included in Other Property and Investments at December 31, 2009 and 2008 is $3,026,000 and $2,987,000 of investments purchased by the Company to fund these obligations.

SAVINGS PLAN (401(k)) – The Company and certain of its subsidiaries maintain an employee savings plan which allows participants to contribute from 1% to 50% of pre-tax compensation plus for those aged 50 years and older catch-up contributions as allowed by law.  Effective January 1, 2009, the Company changed its 401(k) plan to meet the requirements of a special IRS safe harbor.  Under the provisions of this safe harbor plan, the Company will make an automatic contribution of 3% of compensation for all eligible employees, even if the employee does not make their own contributions.  For employees hired after January 1, 2009 and ineligible to participate in the Company’s pension plan, the Company will contribute an additional 1.5% of compensation.  Prior to January 1, 2009, the Company matches 50 cents for each dollar contributed by the employee up to 4% of the employee’s compensation.  The Company contribution charged to expense in 2009, 2008 and 2007 was $433,000, $231,000, and $213,000, respectively.

The Plan creates the possibility for an “incentive bonus” contribution to the 401(k) plan tied to the attainment of a specific goal or goals to be identified each year.  If the specific goal or goals are attained by the end of the year, all eligible employees, except officers and certain key employees, may receive up to an additional 1% of their annual base salary as a direct contribution to their 401(k) account. No incentive bonus was awarded in 2009, 2008 or 2007.

NOTE 12: STOCK BASED COMPENSATION PLANS

The Company follows FASB ASC 718, “Compensation – Stock Compensation” (“FASB ASC 718”) to account for all share-based payments to employees.

For purposes of calculating the fair value of each stock grant at the date of grant, the Company used the Black Scholes Option Pricing model.  Options begin to become exercisable one year from the date of grant. Vesting periods range from one to five years.  The maximum term ranges from five to ten years.

The Company’s 2004 Performance Stock Program (2004 PSP), approved by shareholders in 2004, authorizes the issuance of up to 700,000 shares of Company Common Stock.  As of December 31, 2009, there were 561,122 shares available for grant.  There are four forms of awards under the 2004 PSP.  Stock options are one form of award.  The Company has not issued any stock options since 2003, and does not anticipate issuing any for the foreseeable future.  The other three forms of award which the Company has continued to issue are:  Restricted Stock, Performance Shares and Cash Units.

Under the original Plans (1994 PSP) there were 700,000 shares authorized and 221,215 shares available for payment of dividend equivalents on shares already awarded under the 1994 PSP as performance shares at December 31, 2009.

Under the 2004 PSP and 1994 PSP (collectively, the PSPs), restricted shares of Common Stock, common stock equivalents or cash units may be awarded annually to officers and key employees.  Based upon the occurrence of certain events, including the achievement of goals established by the Compensation Committee, the restrictions on the stock can be removed.  Amounts charged to expense on account of restricted shares of Common Stock, common stock equivalents or cash units pursuant to the PSPs were $962,000, $714,000 and $542,000, for 2009, 2008 and 2007, respectively.

STOCK OPTIONS – The Company determined the fair value of each stock grant at the date of grant by using the Black Scholes Option Pricing model.  Options began to become exercisable one year from the date of grant.  Vesting periods ranged from one to five years.  The maximum term ranged from five to ten years.

No stock options were awarded or issued during 2009, 2008 or 2007.

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding, beginning of year	94,886	25.52	106,661	$24.74	180,853	$24.62
Granted	--	--	--	--	--	--
Forfeited	--	--	--	--	--	--
Terminated	--	--	--	--	(36,286)	27.71
Exercised	(17,498)	22.33	(11,775)	18.47	(37,906)	21.33
Outstanding, end of year	77,388	$26.24	94,886	$25.52	106,661	$24.74

Exercisable, end of year	77,388	$26.24	94,886	$25.52	106,661	$24.74

The intrinsic value of options exercised during the year ended December 31, 2009 was $10,000.  The following table summarizes the price ranges of the options outstanding and options exercisable as of December 31, 2009:

	Options Outstanding and Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
Range of prices:
$18.00 - $20.99	14,074	0.9	$20.42
$21.00 - $23.99	--	--	--
$24.00 - $26.99	22,535	2.9	25.78
$27.00 - $29.99	40,779	2.9	28.51
	77,388	2.6	$26.24

The intrinsic value of exercisable options as of December 31, 2009 was approximately $63,000.  The average remaining contractual term of exercisable options as of December 31, 2009 was approximately 2.6 years.

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

RESTRICTED STOCK (Non-Performance-Based Awards) – The following tables summarize the non-performance-based restricted stock amounts and activity:

For the years ended December 31,	2009		2008
	Number of Shares	Grant Date Weighted Average Fair Value	Number of Shares	Grant Date Weighted Average Fair Value
Non-vested at beginning of year	12,220	$25.18	15,993	$25.17
Granted	--	--	--	--
Vested	(3,771)	25.18	(3,773)	25.18
Forfeited	--	--	--	--
Non-vested at end of year	8,449	$25.18	12,220	$25.18

The restricted stock shares began vesting during 2007.  There were no forfeitures during 2009 or 2008.

Total stock-based compensation recorded in the statement of income related to the non-performance-based restricted stock awards was $95,000, $95,000 and $48,000 during the years ended December 31, 2009, 2008 and 2007, respectively.  The Compensation Committee of the Board of Directors may approve retirement of key employees that trigger accelerating vesting.

As of December 31, 2009, $187,000 of unrecognized compensation costs related to non-performance-based restricted stock is expected to be recognized over a straight-line basis for a period of 6 years.

RESTRICTED STOCK AND COMMON STOCK EQUIVALENTS (Performance-Based) – The following tables summarize the performance-based restricted stock amounts and activity:

For the years ended December 31,	2009		2008
	Number of Shares	Grant Date Weighted Average Fair Value	Number of Shares	Grant Date Weighted Average Fair Value
Non-vested at beginning of year	32,444	$24.43	22,703	$24.45
Granted	26,157	23.28	17,108	23.92
Vested	(10,548)	23.68	(5,126)	22.88
Forfeited	(2,796)	23.92	(2,241)	24.26
Non-vested at end of year	45,257	$23.97	32,444	$24.43

Total stock based compensation recorded in the Consolidated Statements of Income related to performance-based restricted stock awards was $867,000, $619,000, and $494,000 for the year ended December 31, 2009, 2008, and 2007, respectively.

The Company is estimating a forfeiture rate of 30%.  Upon meeting specific performance targets, 10,300 shares, reduced for actual performance targets achieved in 2009, will begin vesting in the first quarter of 2010 and the remaining earned shares will vest over three years.  The cost is being recognized ratably over the vesting period.  The aggregate intrinsic value of performance-based restricted stock as of December 31, 2009 was $468,000.

NOTE 13: SEGMENT REPORTING

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

Financial data for reportable segments is as follows:

(in thousands)	Revenues	Depreciation	Other Operating Expenses	Other Income (Deductions)	Interest Expense (net of AFUDC)	Income Taxes	Net Income (Loss)
For the year ended December 31, 2009
Water Activities	$60,648	$6,403	$38,255	$(934)	$4,506	$2,719	$7,831
Real Estate Transactions	2,160	--	275	--	--	436	1,449
Services and Rentals	4,735	14	3,204	--	(5)	593	929
Total	$67,543	$6,417	$41,734	$(934)	$4,501	$3,748	$10,209
For the year ended December 31, 2008
Water Activities	$62,288	$6,438	$38,027	$(326)	$5,075	$3,628	$8,794
Real Estate Transactions	--	--	--	--	--	160	(160)
Services and Rentals	4,855	23	3,596	--	(6)	452	790
Total	$67,143	$6,461	$41,623	$(326)	$5,069	$4,240	$9,424
For the year ended December 31, 2007
Water Activities	$60,025	$6,525	$35,755	$(1,641)	$4,281	$3,860	$7,963
Real Estate Transactions	227	--	101	--	--	(41)	167
Services and Rentals	4,411	25	3,304	--	20	411	651
Total	$64,663	$6,550	$39,160	$(1,641)	$4,301	$4,230	$8,781

The Revenues shown in Water Activities above consist of revenues from water customers of $59,391,000, $61,270,000 and $59,026,000 in the years 2009, 2008 and 2007, respectively.  Additionally, there were revenues associated with utility plant leased to others of $1,257,000, $1,018,000 and $999,000 in the years 2009, 2008 and 2007, respectively.

The table below shows assets by segment:

At December 31 (in thousands):	2009	2008
Total Plant and Other Investments:
Water	$330,151	$304,591
Non-Water	564	676
Total Plant and Other Investments	330,715	305,267

Other Assets:
Water	77,622	64,734
Non-Water	6,939	2,430
Total Other Assets	84,561	67,164
Total Assets	$415,276	$372,431

NOTE 14:  COMMITMENTS AND CONTINGENCIES

Security – Investment in security-related improvements is a continuing process and management believes that the costs associated with any such improvements will be eligible for recovery in future rate proceedings.

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

Rate Relief – Connecticut Water is a regulated public utility, which provides water services to its customers.  The rates that regulated companies charge their water customers are subject to the jurisdiction of the regulatory authority of the DPUC.  Connecticut Water’s allowed rate of return on equity and return on rate base are 10.125% and 8.07%, respectively.

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

On October 29, 2009, the Company filed its second WICA application with the DPUC, requesting a 2.15% surcharge to customers’ bills, inclusive of the 0.95% surcharge approved in July 2009.  The surcharges can be placed on customers’ bills at the start of a calendar quarter following the receipt of DPUC approval.  The DPUC approved a cumulative WICA surcharge of 2.1% on December 23, 2009.  The surcharge mechanism became effective January 1, 2010.

On January 6, 2010, the Company’s regulated water subsidiary, The Connecticut Water Company, filed a rate application with the DPUC, requesting a multi-year increase totaling $19.1 million, over a three year period.  The Company has proposed options for regulatory consideration, including a multi-year phase-in of rates that, if approved, would be a first in Connecticut for water utilities.  In addition to the phased-in rate increase, the Company is also seeking a Water Conservation Adjustment Mechanism (“WCAM”), to allow the Company to continue to aggressively promote water conservation in an effective manner while addressing the financial impact of increased conservation by its customers.  The WCAM seeks to minimize the effects of conservation on the Company’s revenues through a recovery mechanism that would be limited to a change in non-weather related residential sales, while at the same time allowing for the promotion of conservation to the benefit of customers and the environment, usually two opposing concerns.  In addition to the conservation efforts that have impacted sales, the need for an increase in rates is, in part, based upon an investment of approximately $62 million in Net Utility Plant since 2006, the last time the Company filed a general rate increase.  In addition, increased operating costs for labor, employee benefits and other general operating needs, including chemicals, is being requested.  No assurance can be given that the DPUC will approve any or all of the rate relief, the phased-in approach or the WCAM requested by the Company.  The Company expects a decision in this rate case in July 2010, with new rates effective at that time.

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

The Company made no land dispositions during the fiscal year ended December 31, 2008.  However, during 2008, the Company entered into negotiations with the Town of Windsor Locks, Connecticut and ultimately agreed to sell a conservation easement on a well field property no longer needed as a source of supply for $2.0 million.  Windsor Locks was awarded a grant from the Connecticut Department of Environmental Protection to assist in purchasing the conservation easement in order to permanently protect the approximate 200-acre property from development and guarantee public access to the land for passive recreation.  The Company filed an application with the DPUC and submitted the draft agreement and the form of Conservation Easement to the DPUC on April 3, 2009.  The DPUC approved the transaction on September 9, 2009 and the transaction closed on September 18, 2009.  The sale of the conservation easement generated approximately $1.2 million in net income for the Real Estate segment for the year ending December 31, 2009.  The Company currently has no other specific plans for land transactions in 2010 and beyond.

19 Perry Street Litigation – Connecticut Water’s Unionville division has for many years operated a well field located at 19 Perry Street, Farmington, Connecticut, pursuant to a 99-year lease entered into in 1975 with the property owner.  This well field provides approximately half of the daily water supply requirements to the customers of the Unionville division.  In 2004, the original property owner ceased business operations.  The property is now owned by 19 Perry Street, LLC, which obtained the property through a foreclosure proceeding.  In June 2007, the new property owner commenced a lawsuit in Hartford Superior Court (Housing Section), asserting that Connecticut Water is in unlawful possession of the property under several theories, including that the lease is invalid and that Connecticut Water has failed to pay rent when due. We asserted that we have a valid lease, and did not vacate the premises.  A trial before a judge was held in November 2007, and a decision was issued on April 30, 2008.  In its decision, the Court ruled that the lease is valid.  However, in deciding the parties’ contentions regarding the proper form and amount of rental payments due, the Court ruled that Connecticut Water was in breach of its obligation to pay rent on the property and therefore entered an order of eviction.

On May 5, 2008, Connecticut Water filed a timely appeal of the decision in the Connecticut Appellate Court.  Subsequently, the Connecticut Supreme Court transferred the case to itself for determination.  On February 2, 2010, the Connecticut Supreme Court issued its decision reinstating the lease and allowing Connecticut Water to retain possession of the premises, contingent upon the Company paying the property owner all back rent, together with interest and court costs.  We have presented the property owner with our calculations as to the rent and interest due, and have requested the property owner's calculation as to court costs.

On August 5, 2008, Connecticut Water was served with a related lawsuit in which 19 Perry Street, LLC seeks the payment of back rent with respect to the property.  In February, 2009, the lawsuit for back rent was stayed pending the resolution of the appeal related to the eviction case.  We have been accruing back rent going back to when 19 Perry Street, LLC became the property owner.  However, we have not yet confirmed that the property owner agrees with our calculation as to either the amount due or the time over which back rent is owed.  If the property owner does not agree with our calculation and chooses to pursue this case, we intend to vigorously defend the action for back rent as to all amounts over the amount which has been set aside.  That action notwithstanding, with the Supreme Court decision, the Company maintains its use of the property to provide water to customers of its Unionville division.

Capital Expenditures – The Company has received approval from its Board of Directors to spend $25.8 million on capital expenditures in 2010, in part due to increased spending primarily for infrastructure improvements.

NOTE 15:  SUBSEQUENT EVENTS

Acquisitions

In January 2010, NEWUS acquired the assets of Home Service USA.  Prior to the acquisition Home Service USA offered Connecticut Water customers coverage for failure of home plumbing and septic drainage lines.  NEWUS agreed to purchase the right to provide the service to Connecticut Water customers and began offering its own comparable coverage.  As part of the agreement, Home Service USA will not offer its products to Connecticut Water customers for a period of ten years.  The new products offered by NEWUS will be integrated into the Linebacker® program.

On February 16, 2010, the Company announced the acquisition of the assets of water systems in Killingworth and Mansfield, Connecticut.  These acquisitions added approximately 500 customers to the Company.  The system acquired in Killingworth has water quality issues that the previous owners were unable to address.  The Company will evaluate options, obtain regulatory approval and invest in the technology necessary to bring the system into compliance with water quality standards in effect in Connecticut.  Additionally, the Company announced that it had reached an agreement to acquire a water system in Old Lyme, Connecticut.  It is expected, upon approval by the DPUC, that this acquisition will add approximately 100 customers to the Company.

Rate Relief

On January 6, 2010, the Company’s regulated water subsidiary, The Connecticut Water Company, filed a rate application with the DPUC, requesting a multi-year increase totaling $19.1 million, over a three year period.  The Company has proposed options for regulatory consideration, including a multi-year phase-in of rates that, if approved, would be a first in Connecticut for water utilities.  In addition to the phased-in rate increase, the Company is also seeking a Water Conservation Adjustment Mechanism (“WCAM”), to allow the Company to continue to aggressively promote water conservation in an effective manner while addressing the financial impact of increased conservation by its customers.  The WCAM seeks to minimize the effects of conservation on the Company’s revenues through a recovery mechanism that would be limited to a change in non-weather related residential sales, while at the same time allowing for the promotion of conservation to the benefit of customers and the environment, usually two opposing concerns.  In addition to the conservation efforts that have impacted sales, the need for an increase in rates is, in part, based upon an investment of approximately $62 million in Net Utility Plant since 2006, the last time the Company filed a general rate increase.  In addition, increased operating costs for labor, employee benefits and other general operating needs, including chemicals, is being requested.  No assurance can be given that the DPUC will approve any or all of the rate relief, the phased-in approach or the WCAM requested by the Company.  The Company expects a decision in this rate case in July 2010, with new rates effective at that time.

NOTE 16:  QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data for the years ended December 31, 2009 and 2008 appears below:

(in thousands, except for per share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
Operating Revenues	$13,381	$13,569	$15,147	$16,020	$16,659	$17,040	$14,204	$14,641
Total Utility Operating Income	2,223	2,812	3,215	3,982	5,451	3,994	2,203	3,187
Net Income	1,144	1,705	2,266	2,951	5,759	2,835	1,040	1,933
Basic Earnings per Common Share	0.13	0.20	0.27	0.35	0.67	0.34	0.13	0.23
Diluted Earnings per Common Share	0.13	0.20	0.27	0.35	0.67	0.34	0.12	0.22

Exhibit Number		Description
3.1		Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).
3.2		By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 16, 2007. (Exhibit 3.1 to Form 8-K filed on August 21, 2007).
3.3		Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).
3.4		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001. (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).
3.5		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended 3/31/03).
4.1		Loan Agreement dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.12 to Form 10-K for the year ended 12/31/03).
4.2		Indenture of Trust dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.13 to Form 10-K for the year ended 12/31/03).
4.3		Loan Agreement dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.14 to Form 10-K for the year ended 12/31/03).
4.4		Indenture of Trust dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.15 to Form 10-K for the year ended 12/31/03).
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

4.33
Bond Purchase Agreement, dated December 5, 2007, among The Connecticut Water Company, Connecticut Development Authority, and Edward Jones and Company, L.P. water facilities Revenue Bonds – 2007A Series (AMT).  (Exhibit 4.33 to Form 10-K for the year ended 12/31/07)

4.34
Loan Agreement dated as of December 5, 2007, among The Connecticut Water Company, and Connecticut Development Authority, Water Facilities Revenue Bonds – 2007A Series (AMT).  (Exhibit 4.34 to Form 10-K for the year ended 12/31/07)

4.35
Indenture of Trust dated as of December 5, 2007, among The Connecticut Water Company, and Connecticut Development Authority, Water Facilities Revenue Bonds – 2007A Series (AMT).  (Exhibit 4.35 to Form 10-K for the year ended 12/31/07)

4.36
Second Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 A Series.  (Exhibit 10.2 to the Form 10-Q for the period ending June 30, 2009)

4.37
Second Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 B Series.  (Exhibit 10.3 to the Form 10-Q for the period ending June 30, 2009)

4.38
Second Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 Series Variable Rate, due 2009.  (Exhibit 10.4 to the Form 10-Q for the period ending June 30, 2009)

4.39
Third Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 A Series.  (Exhibit 10.5 to the Form 10-Q for the period ending June 30, 2009)

4.40
Third Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 B Series.  (Exhibit 10.6 to the Form 10-Q for the period ending June 30, 2009)

4.41
Third Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 Series Variable Rate, due 2009.  (Exhibit 10.7 to the Form 10-Q for the period ending June 30, 2009)

4.42	*	Bond Purchase Agreement among The Connecticut Water Company, the Connecticut Development Authority and Edward D. Jones &Co., L.P., as underwriter dated December 2, 2009.
4.43	*	Loan Agreement between The Connecticut Water Company and the Connecticut Development Authority, dated as of December 1, 2009.
4.44	*	Indenture of Trust for the Bonds between the Connecticut Development Authority and U.S. Bank National Associations, as Trustee, dated December 1, 2009.
10.1
Pension Plan Fiduciary Liability Insurance for The Connecticut Water Company Employees' Retirement Plan and Trust, Savings Plan of The Connecticut Water Company and The Connecticut Water Company VEBA Trust Fund.  (Exhibit 10.1 to Registration Statement No. 2-74938).

10.2		Directors and Officers Liability and Corporation Reimbursement Insurance. (Exhibit 10.2 to Registration Statement No. 2-74938).
10.3		Directors Deferred Compensation Plan, effective as of January 1, 1980, as amended as of January 1, 2008. (Exhibit 10.7 to Form 8-K filed on January 30, 2008).
10.4		Savings Plan of The Connecticut Water Company, amended and restated effective as of October 1, 2000. (Exhibit 10.12 to Form 10-K for the year ended 12/31/01).
10.4	a	Trust Agreement between Connecticut Water Company and Riggs Bank N.A., Trustee, dated as of June 1, 2002. (Exhibit 10.12.1 to Form 10-K for the year ended 12/31/03).
10.4	b	Post-EGTRRA Amendment to the Savings Plan of The Connecticut Water Company, effective January 1, 2002. (Exhibit 10.12.2 to Form 10-K for the year ended 12/31/03).
10.4	c
Supplemental Participation Agreement to the Savings Plan of The Connecticut Water Company between The Unionville Water Company and Connecticut Water Company, dated December 30, 2003.  (Exhibit 10.12.3 to Form 10-K for the year ended 12/31/03).

10.4	d
Supplemental Participation Agreement to the Savings Plan of The Connecticut Water Company between The Crystal Water Company of Danielson and Connecticut Water Company, dated December 30, 2003.  (Exhibit 10.12.4 to Form 10-K for the year ended 12/31/03).

10.4	e
Supplemental Participation Agreement to the Savings Plan of The Connecticut Water Company between Unionville Water Company and Connecticut Water Company, dated February 23, 2004.  (Exhibit 10.12.5 to Form 10-K for the year ended 12/31/04).

10.4	f	Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit-Sharing Plan, effective as of January 1, 2009.
10.5		The Connecticut Water Company Employees’ Retirement Plan as amended and restated as of January 1, 1997. (Exhibit 10.11 to Form 10-K for the year ended 12/31/98).
10.5	a
First Amendment, dated August 16, 2000 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997.  (Exhibit 10.13.1 to Form 10-K for the year ended 12/31/02).

10.5	b
Second Amendment, dated November 14, 2000 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.2 to Form 10-K for the year ended 12/31/02).

10.5	c
Third Amendment, dated November 14, 2001 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.3 to Form 10-K for the year ended 12/31/02).

10.5	d
Fourth Amendment, dated August 14, 2002 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.4 to Form 10-K for the year ended 12/31/02).

10.5	e
Fifth Amendment, dated August 14, 2002 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997.  (Exhibit 10.13.5 to Form 10-K for the year ended 12/31/02).

10.5	f
Sixth Amendment, dated November 10, 2003 to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective November 12, 2003.  (Exhibit 10.13.6 to Form 10-K for the year ended 12/31/03).

10.5	g	Seventh Amendment, dated May 12, 2004 to the amended and restated Connecticut Water Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.13.7 to Form 10-K for the year ended 12/31/04).
10.5	h
Eighth Amendment, effective March 28, 2005, to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997.  (Exhibit 10.5h to Form 10-K for the year ended 12/31/07).

10.5	i
Ninth Amendment, effective August 9, 2006, to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997.  (Exhibit 10.5i to Form 10-K for the year ended 12/31/07).

10.5	j	Tenth Amendment, effective January 1, 2008, to the amended and restated Connecticut Water Company Employees’ Retirement plan effective January 1, 1997. (Exhibit 10.1 to Form 8-K dated 1/13/09).
10.5	k	Eleventh Amendment, effective January 1, 2009, to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.2 to Form 8-K dated 1/13/09).
10.5	l	Twelfth Amendment, dated November 20, 2009, to the amended and restated Connecticut Water Company Employees’ Retirement Plan effective January 1, 1997. (Exhibit 10.2 to Form 8-K dated 11/24/09).
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

10.10		Dividend Reinvestment and Common Stock Purchase Plan, as amended and restated as of August 19, 2008. (Exhibit 4 to Form S-3, Registration Statement No. 333-153910, filed on October 8, 2008).
10.11		Contract for Supplying Bradley International Airport. (Exhibit 10.21 to Form 10-K for the year ended 12/31/84).
10.12		Report of South Windsor Task Force. (Exhibit 10.23 to Form 10-K for the year ended 12/31/87).
10.13		Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. (Exhibit 10.21 to Form 10-K for year ended 12/31/89).
10.14		1994 Performance Stock Program, as amended and restated as of April 26, 2002. (Exhibit A to Proxy Statement dated 3/19/02).
10.14	a
First Amendment to The Connecticut Water Service, Inc. Performance Stock Program Amended and Restated as of April 26, 2002 (the “Plan”) dated December 1, 2005. (Exhibit 10.22a to Form 10-K for the year ended 12/31/05).

10.14	b	Second Amendment to The Connecticut Water Service, Inc. Performance Stock Program Amended and Restated as of April 26, 2002 (the “Plan”) dated January 1, 2008. (Exhibit 10.5 to 8-K filed on 1/30/08).
10.15		2004 Performance Stock Program, as of April 23, 2004. (Appendix A to Proxy Statement dated 3/12/04).
10.15	a	First Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 7, 2004. (Exhibit 10.23f to Form 10-K for the year ended 12/31/05).
10.15	b	Second Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 1, 2008. (Exhibit 10.6 to Form 8-K filed on 1/30/08).
10.15	c	Connecticut Water Service, Inc. Performance Stock Program Incentive Stock Option Grant Form. (Exhibit 10.1 to Form 10-Q for the quarter ended 9/30/04).
10.15	d	Connecticut Water Service, Inc. Performance Stock Program Non-Qualified Stock Option Grant Form. (Exhibit 10.2 to Form 10-Q for the quarter ended 9/30/04).
10.15	e	Restricted Stock Agreement, standard form for officers, dated December 1, 2005 (Exhibit 10.1 to Form 8-K dated 1/13/06).
10.15	f	Long-Term Performance Award Agreement, standard form for officers, dated January 11, 2006 (Exhibit 10.2 to Form 8-K dated 1/13/06).
10.15	g	Performance Award Agreement, standard form for officers, dated January 11, 2006 (Exhibit 10.3 to Form 8-K dated 1/13/06).
10.16
Settlement Agreement between Connecticut Water Company, Mary J. Healey, Office of Consumer Counsel of the State of Connecticut, and the Prosecutorial Staff of the DPUC, dated December 4, 2006.  (Exhibit 10.1 to Form 8-K dated 12/6/06).

10.16	a
Revised Settlement Agreement between Connecticut Water Company, Mary J. Healey, Office of Consumer Counsel of the State of Connecticut, and the Prosecutorial Staff of the DPUC, dated December 20, 2006.  (Exhibit 99.1 to Form 8-K dated 1/18/07).

10.16	b	Final Decision of the Connecticut DPUC, Docket No. 06-07-08, dated January 16, 2007. (Exhibit 99.2 to Form 8-K dated 1/18/07).
10.16	c	Final Decision of the Connecticut DPUC, Docket No. 06-07-08, dated March 28, 2008. (Exhibit 99.1 to Form 8-K dated 4/3/08).
10.17		Connecticut Water Service, Inc. and Subsidiaries Employee Code of Conduct, January 24, 2008.
10.18
Stock Purchase Agreement between The Connecticut Water Company and Ellington Acres Company and the shareholders of Ellington Acres Company, dated as of July 21, 2008 (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2008).

10.19
Form of Amended Restated Employment Agreement with the Company’s executive officers (Exhibit 10.19 to Form 10-K for year ended December 31, 2008), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Thomas R. Marston
d)  Terrance P. O’Neill
e)  Eric W. Thornburg
f)  Maureen P. Westbrook

10.20
Form of Amended Restated Employment Agreement with the Company’s executive officers (Exhibit 10.20 to Form 10-K for year ended December 31, 2008), including:
a)  Kristen A. Johnson
b)  Daniel J. Meaney
c)  Nicholas A. Rinaldi

10.21
Form of Amended and Restated Supplemental Executive Retirement Agreement with the Company’s executive officers (Exhibit 10.21 to Form 10-K for year ended December 31, 2008), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Kristen A. Johnson
d)  Thomas R. Marston
e)  Daniel J. Meaney
f)  Terrance P. O’Neill
g)  Nicholas A. Rinaldi
h)  Eric W. Thornburg
i)  Maureen P. Westbrook

10.22
Form of Amended and Restated Deferred Compensation Agreement with the Company’s executive officers (Exhibit 10.3 to Form 8-K filed on January 30, 2008), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Kristen A. Johnson
d)  Thomas R. Marston
e)  Daniel J. Meaney
f)  Terrance P. O’Neill
g)  Nicholas A. Rinaldi
h)  Eric W. Thornburg
i)  Maureen P. Westbrook

10.23		Master Loan Agreement and Promissory Note between Connecticut Water Service, Ind. and CoBank, ACB, dated June 29, 2009. (Exhibit 10.1 to Form 8-K filed on July 2, 2009)
10.24		Line of credit agreement dated August 12, 2009 between Bank of America, N.A. and Connecticut Water Service, Inc. (Exhibit 10.1 to Form 10-Q for the quarter ending September 30, 2009)
10.25		Line of credit agreement dated August 12, 2009 between RBS Citizens, National Association and Connecticut Water Service, Inc. (Exhibit 10.2 to Form 10-Q for the quarter ending September 30, 2009)
21	*	Connecticut Water Service, Inc. Subsidiaries Listing.
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.
31.2	*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.
32.1	*	Certification of Eric W. Thornburg, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Note:		Exhibits 10.1 through 10.5l, 10.13 through 10.15g, and 10.19 through 10.22 set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

* = filed herewith

E-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTICUT WATER SERVICE, INC. Registrant
March 15, 2010	By /s/ Eric W. Thornburg Eric W. Thornburg Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Connecticut Water Service, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric W. Thornburg Eric W. Thornburg	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 15, 2010
/s/ David C. Benoit David C. Benoit	Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 15, 2010
/s/ Nicholas A. Rinaldi Nicholas A. Rinaldi	Controller (Principal Accounting Officer)	March 15, 2010

Signature	Title	Date
/s/ Mary Ann Hanley Mary Ann Hanley	Director	March 9, 2010
/s/ Heather Hunt Heather Hunt	Director	March 9, 2010
/s/ Mark G. Kachur Mark G. Kachur	Director	March 9, 2010
/s/ David A. Lentini David A. Lentini	Director	March 9, 2010
/s/ Arthur C. Reeds Arthur C. Reeds	Director	March 9, 2010
/s/ Lisa J. Thibdaue Lisa J. Thibdaue	Director	March 9, 2010
/s/ Carol P. Wallace Carol P. Wallace	Director	March 9, 2010
/s/ Donald B. Wilbur Donald B. Wilbur	Director	March 9, 2010

CONNECTICUT WATER SERVICE, INC. and SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
Description	Balance Beginning of Year	Additions Charged to Income	Deductions From Reserves(1)	Balance End of Year
Allowance for Uncollectible Accounts
Year Ended December 31, 2009	$376	$401	$305	$472
Year Ended December 31, 2008	$352	$286	$262	$376
Year Ended December 31, 2007	$285	$265	$198	$352

(1) Amounts charged off as uncollectible after deducting recoveries.

S-1