Form 10-Q
period 2010-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2010-05-07
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

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

8,614,234

Number of shares of common stock outstanding, March 31, 2010
(Includes 101,219 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
March 31, 2010 and 2009

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
At March 31, 2010 and December 31, 2009
(Unaudited)
(In thousands)

	March 31,	December 31,
ASSETS	2010	2009

Utility Plant	$448,982	$441,412
Construction Work in Progress	2,783	6,751
	451,765	448,163
Accumulated Provision for Depreciation	(124,996)	(122,961)
Net Utility Plant	326,769	325,202

Other Property and Investments	5,574	5,513

Cash and Cash Equivalents	584	5,437
Accounts Receivable (Less Allowance, 2010 - $478; 2009 - $472)	4,972	6,502
Accrued Unbilled Revenues	5,673	5,416
Materials and Supplies, at Average Cost	1,157	1,136
Prepayments and Other Current Assets	3,284	1,471
Total Current Assets	15,670	19,962

Restricted Cash	11,611	12,697
Unamortized Debt Issuance Expense	7,636	7,766
Unrecovered Income Taxes	25,677	25,649
Pension Benefits	6,741	6,897
Post-Retirement Benefits Other Than Pension	2,475	2,496
Goodwill	3,608	3,608
Deferred Charges and Other Costs	6,343	5,486
Total Regulatory and Other Long-Term Assets	64,091	64,599

Total Assets	$412,104	$415,276

CAPITALIZATION AND LIABILITIES

Common Stockholders' Equity	$108,244	$108,569
Preferred Stock	772	772
Long-Term Debt	111,780	111,955
Total Capitalization	220,796	221,296

Interim Bank Loans Payable	22,170	25,000
Accounts Payable and Accrued Expenses	5,198	6,538
Accrued Taxes	252	18
Accrued Interest	1,259	954
Other Current Liabilities	569	546
Total Current Liabilities	29,448	33,056

Advances for Construction	39,587	39,543
Contributions in Aid of Construction	52,078	52,072
Deferred Federal and State Income Taxes	32,860	32,454
Unfunded Future Income Taxes	20,493	20,451
Long-Term Compensation Arrangements	15,373	14,898
Unamortized Investment Tax Credits	1,421	1,437
Other Long-Term Liabilities	48	69
Total Long-Term Liabilities	161,860	160,924

Commitments and Contingencies

Total Capitalization and Liabilities	$412,104	$415,276

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At March 31, 2010 and December 31, 2009
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2010	2009

Common Stockholders' Equity
Common Stock Without Par Value Authorized - 25,000,000 Shares;	$69,444	$68,896
Shares Issued and Outstanding: 2010 - 8,614,234 ; 2009 - 8,573,744
Stock Issuance Expense	(1,610)	(1,610)
Retained Earnings	40,890	41,785
Accumulated Other Comprehensive Loss	(480)	(502)
Total Common Stockholders' Equity	108,244	108,569

Preferrred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and
Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472
Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Long-Term Debt
The Connecticut Water Company
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,625	9,625
5.125% 1998 Series B, due 2028	7,540	7,600
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,795	14,795
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550
5.00% 2005 A Series, due 2040	14,885	14,885
5.00% 2007 A Series, due 2037	14,885	15,000
5.10% 2009 A Series, due 2039	20,000	20,000
Total The Connecticut Water Company	111,780	111,955

Total Capitalization	$220,796	$221,296

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
(In thousands, except per share amounts)

	2010	2009

Operating Revenues	$13,801	$13,381

Operating Expenses
Operation and Maintenance	8,090	8,200
Depreciation	1,681	1,633
Income Taxes	409	7
Taxes Other Than Income Taxes	1,518	1,473
Total Operating Expenses	11,698	11,313

Net Operating Revenues	2,103	2,068

Other Utility Income, Net of Taxes	180	155

Total Utility Operating Income	2,283	2,223

Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	236	209
Allowance for Funds Used During Construction	31	24
Other	(113)	(143)
Total Other Income, Net of Taxes	154	90

Interest and Debt Expense
Interest on Long-Term Debt	1,167	1,009
Other Interest Charges	86	61
Amortization of Debt Expense	114	99
Total Interest and Debt Expense	1,367	1,169

Net Income	1,070	1,144

Preferred Stock Dividend Requirement	9	9
Net Income Applicable to Common Stock	$1,061	$1,135

Weighted Average Common Shares Outstanding:
Basic	8,502	8,419
Diluted	8,599	8,493

Earnings Per Common Share:
Basic	$0.12	$0.13
Diluted	$0.12	$0.13

Dividends Per Common Share	$0.2275	$0.2225

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009

Net Income Applicable to Common Stock	$1,061	$1,135

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Income,
net of tax expense of $0 in 2010 and $34 in 2009	1	54
Adjustment to Pension and Post-Retirement Benefits Other
Than Pension, net of tax expense of $0 in 2010 and $0 in 2009	(1)	(1)
Unrealized Gain on Investments, net of tax expense of $14 in 2010 and $0 in 2009	22	11

Comprehensive Income	$1,083	$1,199

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
(In thousands, except per share amounts)

	2010	2009

Balance at Beginning of Period	$41,785	$39,285
Net Income Before Preferred Dividends	1,070	1,144
	42,855	40,429

Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	6	6
Common Stock - 2010 $0.2275 per share; 2009 $0.2225 per share	1,956	1,873
	1,965	1,882

Balance at End of Period	$40,890	$38,547

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009
Operating Activities:
Net Income	$1,070	$1,144

Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Revenues	60	60
Allowance for Funds Used During Construction	(52)	(40)
Depreciation (including $201 in 2010, $204 in 2009 charged to other accounts)	1,882	1,837
Change in Assets and Liabilities:
Decrease in Accounts Receivable and Accrued Unbilled Revenues	1,273	1,146
Increase in Prepayments and Other Current Assets	(1,831)	(1,777)
Decrease in Other Non-Current Items	979	821
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other
Current Liabilities	431	(892)
Increase in Deferred Income Taxes and Investment Tax Credits, Net	405	67
Total Adjustments	3,147	1,222
Net Cash and Cash Equivalents Provided by Operating Activities	4,217	2,366

Investing Activities:
Company Financed Additions to Utility Plant	(4,248)	(3,215)
(Advances from) Refunds to Others for Construction	(32)	(25)
Net Additions to Utility Plant Used in Continuing Operations	(4,280)	(3,240)
Purchase of Customer Contracts	(900)	--
Purchase of water systems, net of cash acquired of $0 in 2010 and $26 in 2009	(297)	(1,469)
Release of restricted cash	1,084	--
Net Cash and Cash Equivalents Used in Investing Activities	(4,393)	(4,709)

Financing Activities:
Proceeds from Interim Bank Loans	22,170	16,153
Repayment of Interim Bank Loans	(25,000)	(12,074)
Proceeds from Issuance of Common Stock	242	242
Proceeds from the Exercise of Stock Options	20	--
Repayment of Long-Term Debt Including Current Portion	(175)	(12)
Advances from (Refunds to) Others for Construction	32	25
Cash Dividends Paid	(1,966)	(1,883)
Net Cash and Cash Equivalents (Used in) Provided by Financing Activities	(4,677)	2,451
Net (Decrease) Increase in Cash and Cash Equivalents	(4,853)	108
Cash and Cash Equivalents at Beginning of Period	5,437	684
Cash and Cash Equivalents at End of Period	$584	$792

Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$43	$593
Short-term Investment of Bond Proceeds Held in Restricted Cash	$11,611	--

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$980	$1,093
State and Federal Income Taxes	$481	$50

The accompanying footnotes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2009.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

2.  Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three months ended March 31, 2010 and 2009.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31,	2010	2009
Service Cost	$409	$339
Interest Cost	542	505
Expected Return on Plan Assets	(639)	(571)
Amortization of:
Transition Obligation	1	1
Prior Service Cost	17	17
Net Loss	138	95
Net Periodic Benefit Cost	$468	$386

The Company expects to make a contribution to the pension plan of $3.4 million during the third quarter of 2010 for the 2009 plan year.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31,	2010	2009
Service Cost	$141	$123
Interest Cost	135	123
Expected Return on Plan Assets	(77)	(68)
Other	56	56
Amortization of:
Transition Obligation	--	--
Prior Service Cost	(101)	(101)
Recognized Net Loss	66	53
Net Periodic Benefit Cost	$220	$186

3.  Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended March 31,	2010	2009

Common Shares Outstanding End of Period:	8,614,234	8,505,395
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,502,293	8,419,233
Diluted	8,599,387	8,493,111

Basic Earnings per Share	$0.12	$0.13
Dilutive Effect of Unexercised Stock Options	--	--
Diluted Earnings per Share	$0.12	$0.13

Total unrecognized compensation expense for all stock awards was approximately $1.3 million as of March 31, 2010 and will be recognized over the next four years.

4.  New Accounting Pronouncements

FASB ASC 860 “Transfers and Servicing” (“FASB ASC 860”) improves the relevance and comparability of information that a reporting entity provides in its financial statements about transfers of financial assets.  The provisions of FASB ASC 860 became effective on January 1, 2010 and will be applied prospectively to transfers of financial assets completed after December 31, 2009.  The adoption of these provisions did not have a material impact on the Company’s financial statements.

FASB ASC 810 “Consolidation” (“FASB ASC 810”) amends the consolidation guidance for variable interest entities.  The provisions were applicable on January 1, 2010.  The adoption of these provisions did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  This update will require additional information to be disclosed principally in respect to Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements.  In addition, enhanced disclosures will be required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 1, 2009, however, the requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010.  The Company partially adopted this guidance effective January 1, 2010.  As this guidance provides only disclosure requirements, the adoption of these provisions did not impact the Company’s results of operations, cash flows or financial position.  For the portion of the guidance that does not become effective until 2011, the Company does not anticipate this update will have a material impact on its financial statements or disclosures.

5.  Fair Value Disclosures

FASB ASC 820, “Fair Value Measurements and Disclosures” (“FASB ASC 820”) provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements.  In 2008, the Company elected the one year deferral option of adoption of FASB ASC 820 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.  The Company adopted FASB ASC 820 for financial assets and liabilities as of January 1, 2008 and FASB ASC 820 as of January 1, 2009 for non-financial assets and liabilities.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3
Assets:
Investments	$871	$--	$--

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2009 (in thousands):

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

Restricted Cash – As part of the Company’s December 2009 bond offering, the Company recorded unused proceeds from this bond issuance as restricted cash as the funds can only be used for certain capital expenditures.  The Company expects to use the remainder of the proceeds during 2010.  The carrying amount approximates fair value.

Long-Term Debt – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of March 31, 2010 and December 31, 2009, the estimated fair value of the Company's long-term debt was $109,245,000 and $110,479,000, respectively, as compared to the carrying amounts of $111,780,000 and $111,955,000, respectively.

The fair values shown above have been reported to meet the disclosure requirements of accounting principles generally accepted in the United States and do not purport to represent the amounts at which those obligations would be settled.

6.  Segment Reporting

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals.  Financial data for the segments is as follows (in thousands):

Three Months Ended March 31, 2010
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$14,132	$1,289	$455	$834
Real Estate Transactions	--	--	--	--
Services and Rentals	1,080	394	158	236
Total	$15,212	$1,683	$613	$1,070

Three Months Ended March 31, 2009
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$13,672	$951	$16	$935
Real Estate Transactions	--	--	--	--
Services and Rentals	1,077	343	134	209
Total	$14,749	$1,294	$150	$1,144

The Revenues shown in Water Activities above consist of revenues from water customers of $13,801,000 and $13,381,000 for the three months ended March 31, 2010 and 2009, respectively.  Additionally, there were revenues associated with utility plant leased to others of $331,000 and $291,000 for the three months ended March 31, 2010 and 2009, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.  During the three months ended March 31, 2010 and 2009, the Company did not engage in any such transactions.

Assets by segment (in thousands):

	March 31, 2010	December 31, 2009
Total Plant and Other Investments:
Water Activities	$331,759	$330,151
Non-Water	583	564
	332,342	330,715
Other Assets:
Water Activities	77,470	77,622
Non-Water	2,292	6,939
	79,762	84,561
Total Assets	$412,104	$415,276

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

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  There were no such charges for the three month periods ended March 31, 2010 and 2009.  Additionally, there were no accruals relating to interest or penalties as of March 31, 2010 and December 31, 2009.  The Company remains subject to examination by federal authorities for the 2006 through 2009 tax years and by state authorities for the tax years 2006 through 2009.

The Company’s estimated annual effective income tax rate for the first three months of 2010 and 2009, exclusive of discrete items, was 36.5% and 32.5%, respectively.  In the first quarter of 2009, the Company recognized an income tax benefit of $264,000 for state tax credits earned in 2008.  The resulting reported effective tax rate for the three months ended 2009 was 11.6%.  The statutory income tax rates during the same periods were 39%.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year.  The primary flow-through difference causing the effective rate to be less than the statutory rate in 2010 is the difference between book and tax depreciation.  The primary flow-through difference in 2009, other than the state tax credit, causing the effective rate to be less than the statutory rate in 2009 is the planned pension contributions in excess of the Company’s FASB ASC 740 expense.

8.  Lines of Credit

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which expires on June 25, 2010.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 11, 2010.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2011.  Interim Bank Loans Payable at March 31, 2010 and December 31, 2009 was approximately $22.2 million and $25.0 million, respectively, and represents the outstanding aggregate balance on these lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our 2009 Annual Report on Form 10-K.

Regulatory Matters and Inflation

During the three months ended March 31, 2010, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2009.

Department of Public Utility Control Matters

On October 29, 2009, the Company filed its second Water Infrastructure Conservation Act (WICA) application with the Department of Public Utility Control (DPUC), requesting a 2.15% surcharge to customers’ bills, inclusive of the 0.95% surcharge approved in July 2009.  The surcharges can be placed on customers’ bills at the start of a calendar quarter following the receipt of DPUC approval.  The DPUC approved a cumulative WICA surcharge of 2.1% on December 23, 2009.  The surcharge mechanism became effective January 1, 2010.

On January 6, 2010, the Company’s regulated water subsidiary, The Connecticut Water Company, filed a rate application with the DPUC, requesting a multi-year increase totaling $19.1 million, over a three year period.  The Company has proposed options for regulatory consideration, including a multi-year phase-in of rates that, if approved, would be a first in Connecticut for water utilities.  In addition to the phased-in rate increase, the Company is also seeking a Water Conservation Adjustment Mechanism (“WCAM”), to allow the Company to continue to aggressively promote water conservation in an effective manner while addressing the financial impact of increased conservation by its customers.  The WCAM seeks to minimize the effects of conservation on the Company’s revenues through a recovery mechanism that would be limited to a change in non-weather related residential sales, while at the same time allowing for the promotion of conservation to the benefit of customers and the environment, usually two opposing concerns.  In addition to the conservation efforts that have impacted sales, the need for an increase in rates is, in part, based upon an investment of approximately $62 million in Net Utility Plant since 2006, the last time the Company filed for a general rate increase.  In addition, increased operating costs for labor, employee benefits and other general operating needs, including chemicals, is being requested.  No assurance can be given that the DPUC will approve any or all of the rate relief, the phased-in approach or the WCAM requested by the Company.  The Company expects a decision in this rate case in July 2010, with new rates effective at that time.

Acquisitions

On January 6, 2010, New England Water Utility Service, Inc. (NEWUS), a wholly owned non-regulated subsidiary of the Company, acquired the assets of Home Service USA for $900,000.  Prior to the acquisition, Home Service USA offered Connecticut Water customers coverage for breaks or damage to home plumbing and septic drainage lines.  NEWUS agreed to purchase the right to provide the service to Connecticut Water customers and began offering its own comparable coverage.  As part of the agreement, Home Service USA will not offer its products to Connecticut Water customers for a period of ten years.  The products offered by NEWUS were integrated into the Linebacker ® program.

On February 16, 2010, the Company announced the acquisition of the assets of water systems in Killingworth and Mansfield, Connecticut for a combined purchase price of approximately $300,000.  These acquisitions added approximately 500 customers to the Company.  The system acquired in Killingworth has water quality issues that the previous owners were unable to address.  The Company will evaluate options, obtain regulatory approval and invest in the technology necessary to bring the system into compliance with water quality standards in effect in Connecticut.  Additionally, the Company announced that it had reached an agreement to acquire a water system in Old Lyme, Connecticut for an additional $300,000.  It is expected, upon approval by the DPUC, that this acquisition will add approximately 100 customers to the Company.

Critical Accounting Policies and Estimates

The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the DPUC to which Connecticut Water, the Company’s regulated water utility subsidiary, is subject.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K filed on March 15, 2010.

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to FASB ASC 980 “Regulated Operations”, revenue recognition, and pension plan accounting.  Each of these accounting policies and the application of critical accounting policies and estimates were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes in the application of critical accounting policies or estimates during the three months ended March 31, 2010.  Please see Note 4 of the financial statements for newly adopted and recently announced accounting standards.

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

Outlook

The following modifies and updates the “Outlook” section of the Company’s 2009 Annual Report on Form 10-K filed on March 15, 2010.

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

The Company believes that the factors described above and those described in detail below under the heading “Commitments and Contingencies” in Item 7 of its Annual Report on Form 10-K may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2010 and beyond.  Please also review carefully the risks and uncertainties described below under the heading “Forward-Looking Information.”

Based upon the Company’s need to seek a rate increase, and the timing of an increase, if granted, the Company can not characterize its expectations for Net Income in 2010 when compared to 2009.  The Company will likely have the ability to better estimate its 2010 financial results at the conclusion of the rate proceeding, which is expected in the third quarter of 2010.  During 2010 and subsequent years, the ability of the Company to maintain and increase its Net Income will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the sections entitled Item 1A – Risk Factors, “Commitments and Contingencies” in Item 7 of the Company’s Annual Report on Form 10-K and the risks and uncertainties described in the “Forward-Looking Information” section below.

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources.

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which expires on June 25, 2010.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 11, 2010.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2011.  The Company expects to renew the lines of credit as they expire.  Interim Bank Loans Payable at March 31, 2010 and December 31, 2009 was approximately $22.2 million and $25.0 million, respectively, and represents the outstanding aggregate balance on these lines of credit.  As of March 31, 2010, the Company had $17.8 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

The Board of Directors approved a $25.8 million construction budget for 2010, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company is using a combination of its internally generated funds, borrowing under its available lines of credit, and its recently-issued long term debt to fund this construction budget.  The Company issued $20 million in private activity bonds issued through the Connecticut Development Authority (CDA), for a long term debt issuance in December 2009.  The bonds were issued on December 1, 2009 at five and one-tenth percent and are due December 1, 2039.

Standard and Poor’s, on April 29, 2010, affirmed their 'A' corporate credit rating on the Company with a stable outlook.  The affirmation of the corporate credit rating follows their annual review of the Company and incorporates their expectation of adequate and timely rate relief and maintenance of our current financial risk profile.  The stable outlook reflects improving regulation and timely rate relief in Connecticut.

The Company offers a dividend reinvestment plan (DRIP) to all registered shareholders, whereby shareholders can opt to have dividends directly reinvested into additional shares of the Company.  During the three months ended March 31, 2010 and 2009, shareholders reinvested $242,000 in additional shares, in each year, as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the three months ended March 31, 2010, a total of 809 stock options were exercised, resulting in approximately $20,000 in proceeds to the Company.  During the three months ended March 31, 2009, no stock options were exercised.

Results of Operations

Three Months Ended March 31
Net Income for the three months ended March 31, 2010 decreased from that of the prior year by $74,000, which decreased earnings per basic and diluted average common share by $0.01, to $0.12.

This decrease in Net Income is broken down by business segment as follows:

Business Segment	March 31, 2010	March 31, 2009	(Decrease)/Increase
Water Activities	$834,000	$935,000	$(101,000)
Real Estate Transactions	--	--	--
Services and Rentals	236,000	209,000	27,000
Total	$1,070,000	$1,144,000	$(74,000)

The decrease in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $420,000 or 3.1% to $13,801,000 for the three months ended March 31, 2010 when compared to the same period in 2009.  The primary reason for this increase in revenue was the 2.1% cumulative WICA surcharge which was not implemented until after the first quarter of 2009.  In addition, through acquisitions and organic growth the Company has added over 900 customers in the last 12 months.

Operation and Maintenance Expense

Operation and Maintenance expense decreased by $110,000 primarily due to the following components:

Expense Components	March 31, 2010	March 31, 2009	Increase/(Decrease)
Pension	$468,000	$386,000	$82,000
Purchased water	290,000	222,000	68,000
Property and liability insurance	323,000	266,000	57,000
Utility costs	988,000	949,000	39,000
Post retirement medical	221,000	186,000	35,000
Water treatment (including chemical costs)	558,000	534,000	24,000
Vehicles	366,000	345,000	21,000
Other benefits	200,000	214,000	(14,000)
Maintenance	379,000	394,000	(15,000)
Regulatory commission expense	2,000	62,000	(60,000)
Medical	432,000	495,000	(63,000)
Outside services	458,000	521,000	(63,000)
Labor	2,836,000	3,010,000	(174,000)
Other	569,000	616,000	(47,000)
Total	$8,090,000	$8,200,000	$(110,000)

-
Operating costs declined 1.3% in the first quarter of 2010 largely due to cost containment and the employee focus on capital projects, both administrative and field-related.  Pension and post-retirement medical costs increased due to the decline in market value of plan assets in prior periods.  Purchased water costs increased in the period due to an increase in water supplied by a neighboring utility in our Unionville system.  Property and liability insurance costs increased due to an increase in premiums, primarily related to workers’ compensation and the Company’s general liability coverage.  Utility costs increased due to higher power and communication costs.  Communication costs increased primarily in our control services group, which uses remote sensors to monitor our systems’ performance.  Water treatment costs increased due to an increase in costs associated with lab tests and sampling.  The decrease in regulatory commission expense was due to the capitalized costs associated with the 2007 rate case being fully amortized during 2009.  The Company expects to begin to amortize costs associated with the rate case currently pending with the DPUC during the second half of 2010.  Medical costs decreased in 2010 due to a decrease in claims filed and an increase in contributions from employees.  The decrease in labor costs was primarily attributable to the ongoing employee focus on capital projects, specifically, the implementation of an Enterprise Resource Planning (ERP) system.  The ERP was implemented in the first quarter of 2010 and the Company expects to capitalize fewer hours related to the project throughout the remainder of 2010.  However, the Company will continue to focus on capital projects related to WICA and other field related improvements.

-
The Company saw an approximate 2.9% increase in its Depreciation expense due to an increase in the Company’s Utility Plant investment, off-setting the reduction in depreciation rates approved by the DPUC during 2009.

-
Income Tax expense associated with Water Activities increased due to the higher effective tax rate in 2010.  The driver of the lower effective tax rate in 2009 was the recognition of state tax credits associated with infrastructure investment made by the Company.

Commitments and Contingencies

There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2009.

19 Perry Street Litigation – Connecticut Water’s Unionville division has for many years operated a well field located at 19 Perry Street, Farmington, Connecticut, pursuant to a 99-year lease entered into in 1975 with the property owner.  This well field provides approximately half of the daily water supply requirements to the customers of the Unionville division.  In 2004, the original property owner ceased business operations.  The property is now owned by 19 Perry Street, LLC, which obtained the property through a foreclosure proceeding.  In June 2007, the new property owner commenced a lawsuit in Hartford Superior Court (Housing Section), asserting that Connecticut Water is in unlawful possession of the property under several theories, including that the lease is invalid and that Connecticut Water has failed to pay rent when due. We asserted that we have a valid lease, and did not vacate the premises.  A trial was held in November 2007, and a decision was issued in April 2008.  In its decision, the Court ruled that the lease was valid.  However, in deciding the parties’ contentions regarding the proper form and amount of rental payments due, the Court ruled that Connecticut Water was in breach of its obligation to pay rent on the property and therefore entered an order of eviction.

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

The Company has been accruing rent since 19 Perry Street, LLC became the property owner.  On April 9, 2010, the parties met for a mediated post appeal conference.  The conference resolved all outstanding legal issues to the satisfaction of both parties and a stipulated judgment was entered by the court establishing the back rent owed and clarifying the rental amount going forward.  The Company recognized an additional rent expense of $47,000 in the first quarter of 2010 and is now fully in financial compliance with the court ruling.  With the Supreme Court decision and subsequent settlement and payment, the Company will maintain its use of the property to provide water to customers of its Unionville division, now and in the future.

Forward-Looking Information

Certain statements made in this Form 10-Q, (10-Q) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) that are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us.  These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  Forward-looking statements included in this 10-Q, include, but are not limited to, statements regarding:

•	projected capital expenditures and related funding requirements;
•	the availability and cost of capital;
•	developments, trends and consolidation in the water and wastewater utility industries;
•	dividend payment projections;
•	our ability to successfully acquire and integrate regulated water and wastewater systems, as well as unregulated businesses, that are complementary to our operations and the growth of our business;
•	the capacity of our water supplies, water facilities and wastewater facilities;
•	the impact of limited geographic diversity on our exposure to unusual weather;
•	the impact of conservation awareness of customers and more efficient plumbing fixtures and appliances on water usage per customer;
•	our capability to pursue rate increase requests on a timely successful basis, including our pending DPUC proceeding;
•	our authority to carry on our business without unduly burdensome restrictions;
•	our ability to maintain our operating costs at the lowest possible level, while providing good quality water service;
•	our ability to obtain fair market value for condemned assets;
•	the impact of fines and penalties;
•	changes in laws, governmental regulations and policies, including environmental, health and water quality and public utility regulations and policies;
•	the decisions of governmental and regulatory bodies, including decisions to raise or lower rates;
•	our ability to successfully extend and expand our service contract work within our Service and Rentals Segment;
•	the development of new services and technologies by us or our competitors;
•	the availability of qualified personnel;
•	the condition of our assets;
•	the impact of legal proceedings;
•	general economic conditions;
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

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•	changes in general economic, business, credit and financial market conditions;
•	changes in government regulations and policies, including environmental and public utility regulations and policies;
•	changes in environmental conditions, including those that result in water use restrictions;
•	unusual weather conditions;
•	increases in energy and fuel costs;
•	unfavorable changes to the federal and/or state tax codes;
•	significant changes in, or unanticipated, capital requirements;
•	significant changes in our credit rating or the market price of our common stock;
•	our ability to integrate businesses, technologies or services which we have acquired or may acquire;
•	our ability to manage the expansion of our business;
•	the extent to which we are able to develop and market new and improved services;
•	the continued demand by telecommunication companies for antenna site leases on our property;
•	the effect of the loss of major customers;
•	our ability to retain the services of key personnel and to hire qualified personnel;
•	labor disputes;
•	increasing difficulties in obtaining insurance and increased cost of insurance;
•	cost overruns relating to improvements or the expansion of our operations;
•	increases in the costs of goods and services;
•	civil disturbance or terroristic threats or acts; and
•	changes in accounting pronouncements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements.  You should read this 10-Q, the 2009 Annual Report on Form 10-K (10-K) and the documents that we incorporate by reference into the 10-K completely and with the understanding that our actual future results, performance and achievements may be materially different from what we expect.  These forward-looking statements represent our assumptions, expectations and beliefs only as of the date of this 10-Q.  Except for our ongoing obligations to disclose certain information under the federal securities laws, we are not obligated, and assume no obligation, to update these forward-looking statements, even though our situation may change in the future.  For further information or other factors which could affect our financial results and such forward-looking statements, see Part I, Item 1A“Risk Factors” found in the 10-K.  We qualify all of our forward-looking statements by these cautionary statements.

Part I, Item 3:  Quantitative and Qualitative Disclosure About Market Risk

The primary market risk faced by the Company is interest rate risk.  The Company has no exposure to derivative financial instruments or financial instruments with significant credit risk or off-balance-sheet risks.  In addition, the Company is not subject, in any material respect, to any currency or other commodity risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $40.0 million of variable rate lines of credit with three banks, under which the interim bank loans payable at March 31, 2010 were approximately $22.2 million.

As of March 31, 2010, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the first quarter of 2010, the Company implemented a new enterprise resource planning (ERP) system.  The implementation of the ERP system involved changes to certain internal controls over financial reporting.  Management has reviewed and evaluated the design of key controls in the new ERP system and the accuracy of the data conversion that took place during the implementation and thus far has not uncovered a control deficiency or combination of control deficiencies that management believes meet the definition of a material weakness in internal control over financial reporting.  There is a risk such control deficiencies may exist that have not yet been identified and that could constitute, individually or in combination, a material weakness.  Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

Part II, Item 1A: Risk Factors

Information regarding risk factors appeared in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended March 31, 2010.

Part II, Item 5: Other Events

CoBank Line of Credit

As previously disclosed, on June 29, 2009, the Company entered into a Master Loan Agreement (the “Agreement”) with CoBank, ACB, a federally chartered instrumentality of the United States (“CoBank”).  The Company also delivered to CoBank an initial Promissory Note and Supplement, dated June 29, 2009 (the “Promissory Note”).  On the terms and subject to the conditions set forth in the Agreement and this Promissory Note, CoBank agreed to make loans (each a “Loan,” and collectively the “Loans”) to the Company from time to time, in an aggregate principal amount not to exceed, at any one time outstanding $15,000,000 (the “Loan Commitment”).  Under the terms of the Promissory Note, the original maturity date of the Loan Commitment was June 25, 2010.

On May 5, 2010, the Company and CoBank entered into a First Amendment to the Promissory Note, to extend the maturity date of the Loan Commitment until June 25, 2011.  A copy of the First Amendment is filed herewith as Exhibit 10.1.

Citizen’s Bank Line of Credit

On May 5, 2010, the Company entered into a letter amendment of an existing line of credit agreement with RBS Citizens, National Association (the “Citizens Agreement”).  The Citizens Agreement was originally entered into in May 2002, and has been amended from time to time thereafter.  The May 5th letter amendment decreased the "Applicable Margin", as defined in the Citizens Agreement, from 2.50% to 2.00%.

The Citizens Agreement provides for a $15 million line of credit to the Company, expiring on June 1, 2011.  Interest rates on the Citizens Agreement are based on British Bankers Association LIBOR 90 Day Rate plus 2.00 percentage points.  Interest payments are due monthly and the principal amount outstanding can be repaid at anytime.  In the event of a default by the Company, RBS Citizens, National Association may declare the Company in default, stop making additional credit available, and require the Company to repay its entire debt immediately.

The Citizens Agreement contains customary representations and warranties, which are in certain cases modified by “materiality” and “knowledge” qualifiers, and customary affirmative and negative covenants.  In addition, the Company and its subsidiaries are required to maintain a two-to-one pre-tax interest coverage ratio.

A copy of the May 5th letter amendment is attached hereto as Exhibit 10.2 and is hereby incorporated by reference.

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

10.1	*	First Amendment to Promissory Note and Supplement, dated as of May 5, 2010, between Connecticut Water Service, Inc. and CoBank ACB.

10.2	*	Letter Amendment dated May 5, 2010 between RBS Citizen's, National Association and Connecticut Water Service, Inc.

31.1	*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2	*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32	**	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)
Date: May 7, 2010	By: /s/ David C. Benoit David C. Benoit Vice President – Finance and Chief Financial Officer
Date: May 7, 2010	By: /s/ Nicholas A. Rinaldi Nicholas A. Rinaldi Controller