Form 10-Q
period 2010-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2010-08-06
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

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

8,639,859

Number of shares of common stock outstanding, June 30, 2010
(Includes 102,326 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
June 30, 2010 and 2009

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
At June 30, 2010 and December 31, 2009
(Unaudited)
(In thousands)

	June 30,	December 31,
ASSETS	2010	2009

Utility Plant	$455,193	$441,412
Construction Work in Progress	5,294	6,751
	460,487	448,163
Accumulated Provision for Depreciation	(127,065)	(122,961)
Net Utility Plant	333,422	325,202

Other Property and Investments	5,312	5,513

Cash and Cash Equivalents	454	5,437
Accounts Receivable (Less Allowance, 2010 - $610; 2009 - $472)	8,973	6,502
Accrued Unbilled Revenues	6,655	5,416
Materials and Supplies, at Average Cost	1,231	1,136
Prepayments and Other Current Assets	2,442	1,471
Total Current Assets	19,755	19,962

Restricted Cash	9,391	12,697
Unamortized Debt Issuance Expense	7,499	7,766
Unrecovered Income Taxes	26,046	25,649
Pension Benefits	6,560	6,897
Post-Retirement Benefits Other Than Pension	2,421	2,496
Goodwill	3,608	3,608
Deferred Charges and Other Costs	6,850	5,486
Total Regulatory and Other Long-Term Assets	62,375	64,599

Total Assets	$420,864	$415,276

CAPITALIZATION AND LIABILITIES

Common Stockholders' Equity	$109,031	$108,569
Preferred Stock	772	772
Long-Term Debt	111,740	111,955
Total Capitalization	221,543	221,296

Interim Bank Loans Payable	27,942	25,000
Accounts Payable and Accrued Expenses	6,663	6,538
Accrued Taxes	--	18
Accrued Interest	1,001	954
Other Current Liabilities	181	546
Total Current Liabilities	35,787	33,056

Advances for Construction	39,658	39,543
Contributions in Aid of Construction	52,173	52,072
Deferred Federal and State Income Taxes	33,480	32,454
Unfunded Future Income Taxes	20,689	20,451
Long-Term Compensation Arrangements	16,070	14,898
Unamortized Investment Tax Credits	1,408	1,437
Other Long-Term Liabilities	56	69
Total Long-Term Liabilities	163,534	160,924

Commitments and Contingencies

Total Capitalization and Liabilities	$420,864	$415,276

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At June 30, 2010 and December 31, 2009
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2010	2009

Common Stockholders' Equity
Common Stock Without Par Value Authorized - 25,000,000 Shares;	$69,945	$68,896
Shares Issued and Outstanding: 2010 - 8,639,859 ; 2009 - 8,573,744
Stock Issuance Expense	(1,610)	(1,610)
Retained Earnings	41,231	41,785
Accumulated Other Comprehensive Loss	(535)	(502)
Total Common Stockholders' Equity	109,031	108,569

Preferrred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and
Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472
Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Long-Term Debt
The Connecticut Water Company
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,590	9,625
5.125% 1998 Series B, due 2028	7,535	7,600
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,795	14,795
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550
5.00% 2005 A Series, due 2040	14,885	14,885
5.00% 2007 A Series, due 2037	14,885	15,000
5.10% 2009 A Series, due 2039	20,000	20,000
Total Long-Term Debt	111,740	111,955

Total Capitalization	$221,543	$221,296

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)
(In thousands, except per share amounts)

	2010	2009

Operating Revenues	$15,901	$15,147

Operating Expenses
Operation and Maintenance	8,001	8,400
Depreciation	1,734	1,449
Income Taxes	1,120	840
Taxes Other Than Income Taxes	1,505	1,436
Total Operating Expenses	12,360	12,125

Net Operating Revenues	3,541	3,022

Other Utility Income, Net of Taxes	173	193

Total Utility Operating Income	3,714	3,215

Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	200	253
Allowance for Funds Used During Construction	20	35
Other	(152)	(120)
Total Other Income, Net of Taxes	68	168

Interest and Debt Expense
Interest on Long-Term Debt	1,162	978
Other Interest Charges	193	40
Amortization of Debt Expense	115	99
Total Interest and Debt Expense	1,470	1,117

Net Income	2,312	2,266

Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$2,302	$2,256

Weighted Average Common Shares Outstanding:
Basic	8,522	8,439
Diluted	8,624	8,513

Earnings Per Common Share:
Basic	$0.28	$0.27
Diluted	$0.27	$0.27

Dividends Per Common Share	$0.2275	$0.2225

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
(In thousands, except per share amounts)

	2010	2009

Operating Revenues	$29,702	$28,528

Operating Expenses
Operation and Maintenance	16,091	16,600
Depreciation	3,415	3,082
Income Taxes	1,529	847
Taxes Other Than Income Taxes	3,023	2,909
Total Operating Expenses	24,058	23,438

Net Operating Revenues	5,644	5,090

Other Utility Income, Net of Taxes	353	348

Total Utility Operating Income	5,997	5,438

Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	436	462
Allowance for Funds Used During Construction	51	59
Other	(265)	(263)
Total Other Income, Net of Taxes	222	258

Interest and Debt Expense
Interest on Long-Term Debt	2,329	1,987
Other Interest Charges	279	101
Amortization of Debt Expense	229	198
Total Interest and Debt Expense	2,837	2,286

Net Income	3,382	3,410

Preferred Stock Dividend Requirement	19	19
Net Income Applicable to Common Stock	$3,363	$3,391

Weighted Average Common Shares Outstanding:
Basic	8,512	8,429
Diluted	8,612	8,503

Earnings Per Common Share:
Basic	$0.40	$0.40
Diluted	$0.39	$0.40

Dividends Per Common Share	$0.4550	$0.4450

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009

Net Income Applicable to Common Stock	$2,302	$2,256

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Expense,
net of tax benefit of $0 in 2010 and $14 in 2009	--	(22)
Adjustment to Pension and Post-Retirement Benefits Other
Than Pension, net of tax expense of $1 in 2010 and 2009	--	--
Unrealized (loss)/gain on investments, net of tax benefit (expense) of
$35 in 2010 and $(52) in 2009	(55)	70

Comprehensive Income	$2,247	$2,304

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009

Net Income Applicable to Common Stock	$3,363	$3,391

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Income,
net of tax expense of $0 in 2010 and $20 in 2009	1	31
Adjustment to Pension and Post-Retirement Benefits Other
Than Pension, net of tax benefit of $1 in 2010 and 2009	(1)	(1)
Unrealized (loss)/gain on investments, net of tax benefit (expense) of
$21 in 2010 and $(52) in 2009	(33)	81

Comprehensive Income	$3,330	$3,502

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)
(In thousands, except per share amounts)

	2010	2009

Balance at Beginning of Period	$40,890	$38,547
Net Income	2,312	2,266
	43,202	40,813

Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	7	7
Common Stock - 2010 $0.2275 per share; 2009 $0.2225 per share	1,961	1,877
	1,971	1,887

Balance at End of Period	$41,231	$38,926

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
(In thousands, except per share amounts)

	2010	2009

Balance at Beginning of Period	$41,785	$39,285
Net Income	3,382	3,410
	45,167	42,695

Dividends Declared:
Cumulative Preferred, Class A, $0.40 per share	6	6
Cumulative Preferred, Series $0.90, $0.45 per share	13	13
Common Stock - 2010 $0.455 per share; 2009 $0.445 per share	3,917	3,750
	3,936	3,769

Balance at End of Period	$41,231	$38,926

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009
Operating Activities:
Net Income	$3,382	$3,410

Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Revenues	119	119
Allowance for Funds Used During Construction	(85)	(96)
Depreciation (including $401 in 2010, $353 in 2009 charged to other accounts)	3,816	3,435
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues	(3,710)	240
Increase in Prepayments and Other Current Assets	(1,060)	(193)
Decrease in Other Non-Current Items	1,916	1,605
Increase in Accounts Payable, Accrued Expenses and Other
Current Liabilities	14	26
Increase in Deferred Income Taxes and Investment Tax Credits, Net	837	400
Total Adjustments	1,847	5,536
Net Cash and Cash Equivalents Provided by Operating Activities	5,229	8,946

Investing Activities:
Company Financed Additions to Utility Plant	(11,693)	(10,157)
Advances from Others for Construction	(118)	(355)
Net Additions to Utility Plant Used in Continuing Operations	(11,811)	(10,512)
Purchase of Customer Contracts	(900)	--
Purchase of water systems, net of cash acquired of $0 in 2010 and $26 in 2009	(297)	(1,469)
Release of restricted cash	3,300	--
Net Cash and Cash Equivalents Used in Investing Activities	(9,708)	(11,981)

Financing Activities:
Proceeds from Interim Bank Loans	27,942	17,771
Repayment of Interim Bank Loans	(25,000)	(12,074)
Proceeds from Issuance of Common Stock	486	485
Proceeds from the Exercise of Stock Options	102	--
Costs Incurred to Issue Long-Term Debt and Common Stock	(1)	--
Repayment of Long-Term Debt Including Current Portion	(215)	(133)
Advances from Others for Construction	118	355
Cash Dividends Paid	(3,936)	(3,770)
Net Cash and Cash Equivalents (Used in) Provided by Financing Activities	(504)	2,634
Net Decrease in Cash and Cash Equivalents	(4,983)	(401)
Cash and Cash Equivalents at Beginning of Period	5,437	684
Cash and Cash Equivalents at End of Period	$454	$283

Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$129	$860
Short-term Investment of Bond Proceeds Held in Restricted Cash	$9,391	--

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$2,629	$2,214
State and Federal Income Taxes	$1,376	$410

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2009 and as updated in the Company’s March 31, 2010 Form 10-Q.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

2.  Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and six months ended June 30, 2010 and 2009.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30	2010	2009	2010	2009
Service Cost	$425	$388	$834	$727
Interest Cost	545	507	1,087	1,012
Expected Return on Plan Assets	(615)	(543)	(1,254)	(1,114)
Amortization of:
Transition Obligation	--	--	1	1
Prior Service Cost	18	17	35	34
Net Loss	163	104	301	199
Net Periodic Benefit Cost	$536	$473	$1,004	$859

The Company expects to make a contribution to the pension plan of $3.4 million during the third quarter of 2010 for the 2009 plan year.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30	2010	2009	2010	2009
Service Cost	$142	$113	$283	$236
Interest Cost	152	117	287	240
Expected Return on Plan Assets	(76)	(68)	(153)	(136)
Other	56	56	112	112
Amortization of:
Prior Service Cost	(102)	(102)	(203)	(203)
Recognized Net Loss	99	50	165	103
Net Periodic Benefit Cost	$271	$166	$491	$352

Connecticut Water Service, Inc. and Subsidiaries

3.  Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended June 30,	2010	2009

Common Shares Outstanding End of Period:	8,639,859	8,526,304
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,521,840	8,438,865
Diluted	8,624,319	8,512,669

Basic Earnings per Share	$0.28	$0.27
Dilutive Effect of Unexercised Stock Options	(0.01)	--
Diluted Earnings per Share	$0.27	$0.27

Six Months ended June 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,512,120	8,429,103
Diluted	8,611,917	8,502,946

Basic Earnings per Share	$0.40	$0.40
Dilutive Effect of Unexercised Stock Options	(0.01)	--
Diluted Earnings per Share	$0.39	$0.40

Total unrecognized compensation expense for all stock awards was approximately $1.1 million as of June 30, 2010 and will be recognized over the next four years.

4.  New Accounting Pronouncements

FASB ASC 860 “Transfers and Servicing” (“FASB ASC 860”) improves the relevance and comparability of information that a reporting entity provides in its financial statements about transfers of financial assets.  The provisions of FASB ASC 860 became effective on January 1, 2010 and will be applied prospectively to transfers of financial assets completed after December 31, 2009.  The adoption of these provisions did not have an impact on the Company’s financial statements.

FASB ASC 810 “Consolidation” (“FASB ASC 810”) amends the consolidation guidance for variable interest entities.  The provisions were applicable on January 1, 2010.  The adoption of these provisions did not have an impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  This update requires additional information to be disclosed principally in respect to Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements.  In addition, enhanced disclosures are required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 1, 2009, however, the requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010.  The Company partially adopted this guidance effective January 1, 2010.  As this guidance provides only disclosure requirements, the adoption of these provisions did not impact the Company’s results of operations, cash flows or financial position.  For the portion of the guidance that does not become effective until 2011, the Company does not anticipate this update will have a material impact on its financial statements or disclosures.

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

Level 1 – Quoted market prices in active markets for identical assets or liabilities.
Level 2 – Inputs other than Level 1 that are either directly or indirectly observable.
Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that the Company believes market participants would use.

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3
Assets:
Investments	$726	$--	$--

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3
Assets:
Investments	$1,151	$--	$--

Connecticut Water Service, Inc. and Subsidiaries

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments, which are not reported at market value on the financial statements.

Cash and cash equivalents – Cash equivalents consist of highly liquid instruments with original maturities at the time of purchase of three months or less.  The carrying amount approximates fair value.

Investments – At June 30, 2010 and December 31, 2009, the Company had $631,000 and $1,051,000, respectively, of equity based mutual funds.  The Company also had $95,000 and $46,000 of money market funds as of June 30, 2010 and December 31, 2009, respectively.  Additionally, at December 31, 2009, the Company had $54,000 of fixed equity funds.  These investments are carried on the balance sheet at fair value on the Other Property and Investments line.  Unrealized gains and losses associated with these investments are reflected in Accumulated Other Comprehensive Loss, net of tax.

Restricted Cash – As part of the Company’s December 2009 bond offering, the Company recorded unused proceeds from this bond issuance as restricted cash as the funds can only be used for certain capital expenditures.  The Company expects to use the remainder of the proceeds during 2010.  The carrying amount approximates fair value.

Long-Term Debt – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of June 30, 2010 and December 31, 2009, the estimated fair value of the Company's long-term debt was $110,267,000 and $110,479,000, respectively, as compared to the carrying amounts of $111,740,000 and $111,955,000, respectively.

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

6.  Segment Reporting

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals.  Financial data for the segments is as follows (in thousands):

Three Months Ended June 30, 2010
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$16,205	$3,261	$1,149	$2,112
Real Estate Transactions	--	--	--	--
Services and Rentals	1,267	340	140	200
Total	$17,472	$3,601	$1,289	$2,312

Three Months Ended June 30, 2009
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$15,462	$2,907	$894	$2,013
Real Estate Transactions	--	--	--	--
Services and Rentals	1,226	414	161	253
Total	$16,688	$3,321	$1,055	$2,266

Six Months Ended June 30, 2010
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$30,337	$4,550	$1,604	$2,946
Real Estate Transactions	--	--	--	--
Services and Rentals	2,347	734	298	436
Total	$32,684	$5,284	$1,902	$3,382

Six Months Ended June 30, 2009
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$29,134	$3,858	$910	$2,948
Real Estate Transactions	--	--	--	--
Services and Rentals	2,303	757	295	462
Total	$31,437	$4,615	$1,205	$3,410

The Revenues shown in Water Activities above consist of revenues from water customers of $15,901,000 and $15,147,000 for the three months ended June 30, 2010 and 2009, respectively.  Additionally, there were revenues associated with utility plant leased to others of $304,000 and $315,000 for the three months ended June 30, 2010 and 2009, respectively.  The Revenues shown in Water Activities above consist of revenues from water customers of $29,702,000 and $28,528,000 for the six months ended June 30, 2010 and 2009, respectively.  Additionally, there were revenues associated with utility plant leased to others of $635,000 and $606,000 for the six months ended June 30, 2010 and 2009, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.  During the six months ended June 30, 2010 and 2009, the Company did not engage in any such transactions.

Connecticut Water Service, Inc. and Subsidiaries

Assets by segment (in thousands):

	June 30, 2010	December 31, 2009
Total Plant and Other Investments:
Water Activities	$338,152	$330,151
Non-Water	582	564
	338,734	330,715
Other Assets:
Water Activities	79,707	77,622
Non-Water	2,423	6,939
	82,130	84,561
Total Assets	$420,864	$415,276

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

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  There were no such charges for the six month periods ended June 30, 2010 and 2009.  Additionally, there were no accruals relating to interest or penalties as of June 30, 2010 and December 31, 2009.  The Company remains subject to examination by federal authorities for the 2006 through 2009 tax years and by state authorities for the tax years 2006 through 2009.

The Company’s estimated annual effective income tax rate for the first six months of 2010 and 2009, exclusive of discrete items, was 36.0% and 31.7%, respectively.  During the first six months of 2009, the Company recognized an income tax benefit of $264,000 for state tax credits earned in 2008.  The resulting reported effective tax rate for the six months ended June 30, 2009 was 26.1%.  The statutory income tax rates during the same periods were 39%.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year.  The primary flow-through difference causing the effective rate to be less than the statutory rate in 2010 is the difference between book and tax depreciation.  The primary flow-through difference in 2009, other than the state tax credit, causing the effective rate to be less than the statutory rate in 2009 was the pension contributions in excess of the Company’s FASB ASC 740 expense.

8.  Lines of Credit

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which was to expire on June 25, 2010.  In May 2010, the Company extended the maturity date of this line to June 25, 2011.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 11, 2010.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2011.  The Company expects to renew the lines of credit as they expire.  The outstanding aggregate balance on these lines of credit at June 30, 2010 and December 31, 2009 were $27.9 million and $25.0 million, respectively, and are included in the Interim Bank Loans Payable line of the Balance Sheet.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our 2009 Annual Report on Form 10-K.

Regulatory Matters and Inflation

During the three months ended June 30, 2010, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2009.  On July 14, 2010, the Department of Public Utility Control (DPUC) issued a decision on the Company’s primary subsidiary, The Connecticut Water Company (Connecticut Water), application to increase rates.  The details of that decision are described below.

Department of Public Utility Control Matters

On October 29, 2009, Connecticut Water filed its second Water Infrastructure Conservation Act (WICA) application with the DPUC, requesting a 2.15% surcharge to customers’ bills, inclusive of the 0.95% surcharge approved in July 2009.  In response to that application on December 23, 2009, the DPUC approved a cumulative WICA surcharge of 2.1%.  The 2.1% surcharge appeared on customers’ bills beginning January 1, 2010 and remained until July 14, 2010 when, upon the implementation of a general rate increase it was folded into base rates and was no longer a surcharge.

On January 6, 2010, Connecticut Water filed a rate application with the DPUC, requesting a multi-year increase totaling $19.1 million above pro forma test year revenues, including the aforementioned WICA surcharge, over a three-year period.  The Company had proposed options for regulatory consideration, including a multi-year phase-in of rates that, if approved, would have been a first in Connecticut for water utilities.  In addition to the phased-in rate increase, the Company also sought a Water Conservation Adjustment Mechanism (“WCAM”), to allow the Company to continue to promote water conservation in an effective manner while addressing the financial impact of increased conservation by its customers.  The WCAM would have minimized the effects of conservation on the Company’s revenues through a recovery mechanism that would have been limited to a change in non-weather related residential sales, while at the same time allowing for the promotion of conservation to the benefit of customers and the environment, usually two opposing concerns.  In addition to the conservation efforts that have impacted sales, the need for an increase in rates was, in part, based upon an investment of approximately $62 million in Net Utility Plant since 2006, the last time the Company filed for a general rate increase.  In addition, increased operating costs for labor, employee benefits and other general operating needs, including chemicals, was being requested.

Connecticut Water Service, Inc. and Subsidiaries

On July 14, 2010, the DPUC issued its Final Decision in the case, granting an increase in revenues of $8.0 million, or 12.7%, over pro forma test year revenues.  The DPUC approved a return on equity of 9.75%, lower than the 11.3% requested.  The new rates became effective for services rendered on or after July 14, 2010, at which point the previously approved WICA surcharges were folded into customers’ base charges.  The DPUC did not approve Connecticut Water’s requested WCAM approach to align conservation incentives for both Connecticut Water and its customers. Of Connecticut Water’s three-year requested increase of $19.1 million, $16.3 million was associated with the initial year.  The DPUC chose to not consider years 2 and 3 included in Connecticut Water’s application.  Connecticut Water is not precluded from seeking increased rates for future years as part of a new general rate filing should it choose.

Acquisitions

On January 6, 2010, New England Water Utility Service, Inc. (NEWUS), a wholly owned non-regulated subsidiary of the Company, acquired the certain assets of Home Service USA for $900,000.  Prior to the acquisition, Home Service USA offered Connecticut Water customers coverage for breaks or damage to home plumbing and septic drainage lines.  NEWUS agreed to purchase the right to provide the service to Connecticut Water customers and began offering its own comparable coverage.  As part of the agreement, Home Service USA will not offer its products to Connecticut Water customers for a period of ten years.  The products offered by NEWUS have been integrated into the Linebacker ® program.

On February 16, 2010, the Company announced the acquisition of the assets of water systems in Killingworth and Mansfield, Connecticut for a combined purchase price of approximately $300,000.  These acquisitions added approximately 500 customers to the Company.  The system acquired in Killingworth has water quality issues that the previous owners were unable to address.  The Company will evaluate options, obtain regulatory approval and invest in the technology necessary to bring the system into compliance with water quality standards in effect in Connecticut.  Additionally, the Company announced that it had reached an agreement to acquire a water system in Old Lyme, Connecticut for an additional $300,000.  It is expected, upon approval by the DPUC, that this acquisition will add approximately 100 customers and additional water supply to the Company.

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

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to FASB ASC 980 “Regulated Operations”, revenue recognition, and pension plan accounting.  Each of these accounting policies and the application of critical accounting policies and estimates were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes in the application of critical accounting policies or estimates during the three months ended June 30, 2010.  Please see Note 4 of the financial statements for newly adopted and recently announced accounting standards.

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

As noted above, the DPUC authorized a revenue increase equating to approximately 50% of what was requested.  Based on the allowed increase, more favorable weather through July 2010 compared to the same period in 2009, and continued cost-cutting measures in Operation and Maintenance expenses, the Company expects its earnings from its Water Activities segment to be higher for the fiscal year-ended December 31, 2010 than 2009.  During 2010, income in our Services and Rentals segment is expected to increase due to additional operating contracts and higher margins on existing contracts.  However, the Company has no plans for any Real Estate transactions during the remainder of 2010, unlike 2009 when this segment produced approximately $0.17 per share.  As a result of the rate decision, which did not approve either the level of increase requested, or some of the components that Connecticut Water believes would have provided benefits to both customers and shareholders, the Company is currently reviewing both its regulated and unregulated operations to provide the best opportunity to both produce the maximum financial results contemplated by the decision and maintain the high quality water and service our customers have come to expect.

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

With the implementation of the Company’s new Enterprise Resource Planning System (ERP), the Company delayed customer billings in order to verify the integrity of the system and the accuracy of those bills prior to mailing. As a result, billings and consequently, cash receipts were delayed. The Company has increased its utilization of its lines of credit during this period.  Its operations, including plans to continue investment in new infrastructure, are not impacted.

The Company has returned to its normal billing and collections processes and does not anticipate delays in billings or collections in subsequent periods.

Connecticut Water Service, Inc. and Subsidiaries

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which was to expire on June 25, 2010.  In May 2010, the Company extended the maturity date of this line to June 25, 2011.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 11, 2010.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2011.  The Company expects to renew the lines of credit as they expire.  The outstanding aggregate balance on these lines of credit at June 30, 2010 and December 31, 2009 were $27.9 million and $25.0 million, respectively, and are included in the Interim Bank Loans Payable line of the Balance Sheet.  As of June 30, 2010, the Company had $12.1 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

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

The Company offers a dividend reinvestment plan (DRIP) to all registered shareholders, whereby shareholders can opt to have dividends directly reinvested into additional shares of the Company.  During the six months ended June 30, 2010 and 2009, shareholders reinvested $486,000 and $485,000, respectively, in additional shares as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the six months ended June 30, 2010, a total of 5,012 stock options were exercised, resulting in approximately $102,000 in proceeds to the Company.  During the six months ended June 30, 2009, no stock options were exercised.

Results of Operations

Three Months Ended June 30
Net Income for the three months ended June 30, 2010 increased from the same period in the prior year by $46,000, which increased earnings per basic average common share by $0.01, to $0.28.  Earnings per diluted average common share remained flat at $0.27.

This increase in Net Income is broken down by business segment as follows:

Business Segment	June 30, 2010	June 30, 2009	(Decrease)/Increase
Water Activities	$2,112,000	$2,013,000	$99,000
Real Estate Transactions	--	--	--
Services and Rentals	200,000	253,000	(53,000)
Total	$2,312,000	$2,266,000	$46,000

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $754,000, or 5.0%, to $15,901,000 for the three months ended June 30, 2010 when compared to the same period in 2009.  The primary reason for the increase in revenues was the 2.1% cumulative WICA surcharge, which was not implemented until the third quarter of 2009.  Additionally, the second quarter of 2009 was an extremely rainy period in Windsor Locks, CT, part of our largest service area.  During that period, rain was experienced on 63 of 91 days, including 24 days of rain in the month of June.  During the second quarter of 2010, however, there was rain on only 41 of 91 days, including 17 in June.  This change in weather contributed to a 5.5% increase in water production at our facilities.  Weather primarily impacts residential water usage, which resulted in higher revenues from this group of customers of $823,000 or 8.8% compared to the second quarter of 2009.

Operation and Maintenance Expense

Operation and Maintenance expense decreased by $399,000 primarily due to the following components:

Expense Components	June 30, 2010	June 30, 2009	Increase/(Decrease)
Labor	$3,111,000	$2,986,000	$125,000
Post retirement medical	271,000	171,000	100,000
Pension	537,000	473,000	64,000
Water treatment (including chemical costs)	589,000	533,000	56,000
Utility costs	823,000	797,000	26,000
Investor Relations	159,000	181,000	(22,000)
Regulatory commission expense	1,000	62,000	(61,000)
Property and liability insurance	219,000	296,000	(77,000)
Customer	196,000	279,000	(83,000)
Medical	379,000	494,000	(115,000)
Outside services	326,000	481,000	(155,000)
Other	1,390,000	1,647,000	(257,000)
Total	$8,001,000	$8,400,000	$(399,000)

Connecticut Water Service, Inc. and Subsidiaries

-	Operating and Maintenance expenses declined 4.8% in the second quarter of 2010 due to several reasons:
•
Outside services decreased primarily due to a reduction in consulting costs that were higher in 2009 due to the implementation of an Enterprise Resource Planning (ERP) system and a reduction in temporary labor in 2010 as part of cost containment efforts;

•	Medical costs decreased in 2010 due to a decrease in claims filed and an increase in contributions from employees;
•	Customer costs decreased primarily due to a reduction in postage and customer communication costs, partially offset by an increase in bad debt expense;
•
The decrease in regulatory commission expense was due to the capitalized costs associated with the 2007 rate case being fully amortized during 2009.  The Company expects to begin to amortize costs associated with the 2010 rate case recently approved by the DPUC during the second half of 2010; and

•
The primary driver in the decrease in Other expense is due to the mark-to-market adjustment related to stock awards of certain employees.  The Company adjusts the value of those stock awards at the end of each reporting period based on the Company’s stock price on the last day of that period.

-	These decreases were partially offset by the following:
•
The increase in labor costs was primarily attributable to annual wage increases, partially offset by labor capitalized to the ERP system.  The Company implemented the ERP in the first quarter of 2010 and expects Labor costs to continue to grow during the remainder of 2010 when compared to 2009.  During 2009, many employees were spending considerable time on this project, requiring the Company to capitalize those labor costs.  Upon implementation of the ERP system on March 22, 2010, most of the employees who had been involved in the project resumed working on their normal responsibilities, resulting in a higher percentage of employee time to be expensed.  However, the Company will continue to focus on capital projects related to WICA and other field related improvements;

•
Pension and post-retirement medical costs increased due primarily to a decrease in the discount rate used to determine the liabilities of the plans and to the decline in market value of plan assets in prior periods;

•	Water treatment costs were higher due to an increase in the costs to remove and dispose waste at water treatment facilities and an increase in the cost of chemicals used in the treatment process; and
•	Utility costs increased due to increased communication costs in the control services group, which uses remote sensors to monitor our systems’ performance.

-
The Company saw an approximate 19.7% increase in its Depreciation expense due to an increase in the Company’s Utility Plant investment and a reduction in depreciation rates approved by the DPUC during the second quarter of 2009.

-	Income Tax expense associated with Water Activities increased due to an increase in pre-tax income and a higher effective tax rate in 2010.

Six Months Ended June 30
Net Income for the six months ended June 30, 2010 decreased from that of the prior year by $28,000, which did not impact earnings per basic average common share.  Earnings per diluted average common share decreased $0.01 to $0.39.

This decrease in Net Income is broken down by business segment as follows:

Business Segment	June 30, 2010	June 30, 2009	(Decrease)/Increase
Water Activities	$2,946,000	$2,948,000	$(2,000)
Real Estate Transactions	--	--	--
Services and Rentals	436,000	462,000	(26,000)
Total	$3,382,000	$3,410,000	$(28,000)

The decrease in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $1,174,000, or 4.1%, to $29,702,000 for the six months ended June 30, 2010 when compared to the same period in 2009.  The primary reason for the increase in revenues was the 2.1% cumulative WICA surcharge, which was not implemented until the third quarter of 2009.  Additionally, the improved weather conditions led to an increase in residential revenues of $1,124,000, or 6.4%, in the first six months of 2010.

Operation and Maintenance Expense

Operation and Maintenance expense decreased by $509,000 primarily due to the following components:

Expense Components	June 30, 2010	June 30, 2009	Increase/(Decrease)
Pension	$1,005,000	$859,000	$146,000
Post retirement medical	491,000	356,000	135,000
Water treatment (including chemical costs)	1,147,000	1,067,000	80,000
Utility costs	1,811,000	1,746,000	65,000
Purchased water	558,000	510,000	48,000
Labor	5,946,000	5,996,000	(50,000)
Customer	416,000	509,000	(93,000)
Regulatory commission expense	3,000	124,000	(121,000)
Medical	811,000	989,000	(178,000)
Outside services	783,000	1,002,000	(219,000)
Other	3,120,000	3,442,000	(322,000)
Total	$16,091,000	$16,600,000	$(509,000)

Connecticut Water Service, Inc. and Subsidiaries

-
Operating and Maintenance expenses declined 3.1% in the first half of 2010 largely due to cost containment and the employee focus on capital projects, both administrative and field-related, early in 2010.  Factors contributing to this decline include:

•
Outside services decreased primarily a reduction in legal costs associated with the favorable resolution of an on-going legal matter in our Unionville division and a reduction in temporary labor in 2010 as part of cost containment.

•	Medical costs decreased in 2010 due to a decrease in claims filed and an increase in contributions from employees.
•
The decrease in regulatory commission expense was due to the capitalized costs associated with the 2007 rate case being fully amortized during 2009.  The Company expects to begin to amortize costs associated with the 2010 rate case recently approved by the DPUC during the second half of 2010.

•	Customer costs decreased primarily due to a reduction in postage and customer communication costs, partially offset by an increase in bad debt expense.
•
The decrease in labor costs was primarily attributable to the ongoing employee focus on capital projects, specifically, the ERP.  During 2009, many employees were spending considerable time on this project, allowing the Company to capitalize those labor costs.  The ERP system was implemented in the first quarter of 2010 and the Company expects to capitalize fewer hours related to the project throughout the remainder of 2010.  However, the Company will continue to focus on capital projects related to WICA and other field related improvements.

•
The primary driver in the decrease in Other expense is due to the mark-to-market adjustment related to stock awards of certain employees.  The Company adjusts the value of those stock awards at the end of each reporting period based on the Company’s stock price on the last day of that period.

-	These decreases were partially offset by the following:
•
Pension and post-retirement medical costs increased due primarily to a decrease in the discount rate used to determine the liabilities of the plans and to the decline in market value of plan assets in prior periods.

•	Water treatment costs were higher due to an increase in the costs to remove and dispose waste at water treatment facilities and an increase in the cost of chemicals used in the treatment process.
•
Utility costs increased due to higher power and communication costs.  Communication costs increased primarily in the control services group, which uses remote sensors to monitor our systems’ performance.

•	Purchased water costs increased in the period due to an increase in water supplied by a neighboring utility in our Unionville system.

-
The Company saw an approximate 10.8% increase in its Depreciation expense due to an increase in the Company’s Utility Plant investment and a reduction in depreciation rates approved by the DPUC during the second quarter of 2009.

-
Income Tax expense associated with Water Activities increased due to the higher effective tax rate in 2010.  The driver of the lower effective tax rate in 2009 was the recognition of state tax credits associated with infrastructure investment made by the Company.

-
Interest Expense increased by $551,000, or 24.1%, primarily due to the issuance of $20,000,000 in debt during December 2009.  Additionally, interest and fees on the Company’s lines of credit increased due to higher balances throughout 2010 when compared to 2009.

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

Forward-Looking Information

Certain statements made in this Form 10-Q, (10-Q) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) that are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us.  These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  Forward-looking statements included in this 10-Q, include, but are not limited to, statements regarding:

•	projected capital expenditures and related funding requirements;
•	the availability and cost of capital;
•	developments, trends and consolidation in the water and wastewater utility industries;
•	dividend payment projections;
•	our ability to successfully acquire and integrate regulated water and wastewater systems, as well as unregulated businesses, that are complementary to our operations and the growth of our business;
•	the capacity of our water supplies, water facilities and wastewater facilities;
•	the impact of limited geographic diversity on our exposure to unusual weather;
•	the impact of conservation awareness of customers and more efficient plumbing fixtures and appliances on water usage per customer;
•	our capability to pursue rate increase requests on a timely successful basis;
•	our authority to carry on our business without unduly burdensome restrictions;
•	our ability to maintain our operating costs at the lowest possible level, while providing good quality water service;
•	our ability to obtain fair market value for condemned assets;
•	the impact of fines and penalties;
•	changes in laws, governmental regulations and policies, including environmental, health and water quality and public utility regulations and policies;
•	the decisions of governmental and regulatory bodies, including decisions to raise or lower rates;
•	our ability to successfully extend and expand our service contract work within our Service and Rentals Segment;
•	the development of new services and technologies by us or our competitors;
•	the availability of qualified personnel;
•	the condition of our assets;
•	the impact of legal proceedings;
•	general economic conditions;
•
the profitability of our Real Estate Segment, which is subject to the amount of land we have available for sale and/or donation, the demand for any available land, the continuation of the current state tax benefits relating to the donation of land for open space purposes and regulatory approval for land dispositions; and

•	acquisition-related costs and synergies.

Connecticut Water Service, Inc. and Subsidiaries

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $40.0 million of variable rate lines of credit with three banks, under which the interim bank loans payable at June 30, 2010 were approximately $27.9 million.

As of June 30, 2010, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No stock repurchases were made during the quarter ended June 30, 2010.

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

Connecticut Water Service, Inc. (Registrant)
Date: August 6, 2010	By: /s/ David C. Benoit David C. Benoit Vice President – Finance and Chief Financial Officer
Date: August 6, 2010	By: /s/ Nicholas A. Rinaldi Nicholas A. Rinaldi Controller