Form 10-Q
period 2010-09-29
CONNECTICUT WATER SERVICE INC / CT
filed 2010-11-08
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

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

8,653,619

Number of shares of common stock outstanding, September 30, 2010
(Includes 101,254 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
September 30, 2010 and 2009

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
At September 30, 2010 and December 31, 2009
(Unaudited)
(In thousands)

	September 30,	December 31,
ASSETS	2010	2009

Utility Plant	$460,197	$441,412
Construction Work in Progress	5,561	6,751
	465,758	448,163
Accumulated Provision for Depreciation	(125,445)	(122,961)
Net Utility Plant	340,313	325,202

Other Property and Investments	5,470	5,513

Cash and Cash Equivalents	1,172	5,437
Accounts Receivable (Less Allowance, 2010 - $915; 2009 - $472)	11,875	6,502
Accrued Unbilled Revenues	8,566	5,416
Materials and Supplies, at Average Cost	1,265	1,136
Prepayments and Other Current Assets	3,396	1,471
Total Current Assets	26,274	19,962

Restricted Cash	3,757	12,697
Unamortized Debt Issuance Expense	7,369	7,766
Unrecovered Income Taxes	25,878	25,649
Pension Benefits	6,391	6,897
Post-Retirement Benefits Other Than Pension	2,384	2,496
Goodwill	3,608	3,608
Deferred Charges and Other Costs	6,388	5,486
Total Regulatory and Other Long-Term Assets	55,775	64,599

Total Assets	$427,832	$415,276

CAPITALIZATION AND LIABILITIES

Common Stockholders' Equity	$112,459	$108,569
Preferred Stock	772	772
Long-Term Debt	111,715	111,955
Total Capitalization	224,946	221,296

Interim Bank Loans Payable	31,039	25,000
Accounts Payable and Accrued Expenses	7,697	6,538
Accrued Taxes	898	18
Accrued Interest	1,291	954
Other Current Liabilities	181	546
Total Current Liabilities	41,106	33,056

Advances for Construction	40,083	39,543
Contributions in Aid of Construction	52,157	52,072
Deferred Federal and State Income Taxes	34,023	32,454
Unfunded Future Income Taxes	20,805	20,451
Long-Term Compensation Arrangements	13,271	14,898
Unamortized Investment Tax Credits	1,392	1,437
Other Long-Term Liabilities	49	69
Total Long-Term Liabilities	161,780	160,924

Commitments and Contingencies

Total Capitalization and Liabilities	$427,832	$415,276

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At September 30, 2010 and December 31, 2009
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2010	2009

Common Stockholders' Equity
Common Stock Without Par Value Authorized - 25,000,000 Shares;	$70,701	$68,896
Shares Issued and Outstanding: 2010 - 8,653,619; 2009 - 8,573,744
Stock Issuance Expense	(1,611)	(1,610)
Retained Earnings	43,862	41,785
Accumulated Other Comprehensive Loss	(493)	(502)
Total Common Stockholders' Equity	112,459	108,569

Preferrred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and
Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472
Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Long-Term Debt
The Connecticut Water Company
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,590	9,625
5.125% 1998 Series B, due 2028	7,530	7,600
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,795	14,795
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550
5.00% 2005 A Series, due 2040	14,885	14,885
5.00% 2007 A Series, due 2037	14,865	15,000
5.10% 2009 A Series, due 2039	20,000	20,000
Total Long-Term Debt	111,715	111,955

Total Capitalization	$224,946	$221,296

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands, except per share amounts)

	2010	2009

Operating Revenues	$21,006	$16,659

Operating Expenses
Operation and Maintenance	8,564	7,554
Depreciation	1,771	1,592
Income Taxes	2,527	785
Taxes Other Than Income Taxes	1,620	1,474
Organizational Review Charge	820	--
Total Operating Expenses	15,302	11,405

Net Operating Revenues	5,704	5,254

Other Utility Income, Net of Taxes	206	197

Total Utility Operating Income	5,910	5,451

Other Income (Deductions), Net of Taxes
(Loss) Gain on Property Transactions	(7)	1,389
Non-Water Sales Earnings	190	255
Allowance for Funds Used During Construction	82	41
Other	(41)	(162)
Total Other Income, Net of Taxes	224	1,523

Interest and Debt Expense
Interest on Long-Term Debt	1,151	981
Other Interest Charges	226	129
Amortization of Debt Expense	106	105
Total Interest and Debt Expense	1,483	1,215

Net Income	4,651	5,759

Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$4,641	$5,749

Weighted Average Common Shares Outstanding:
Basic	8,542	8,456
Diluted	8,645	8,531

Earnings Per Common Share:
Basic	$0.54	$0.68
Diluted	$0.54	$0.67

Dividends Per Common Share	$0.2325	$0.2275

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands, except per share amounts)

	2010	2009

Operating Revenues	$50,708	$45,187

Operating Expenses
Operation and Maintenance	24,655	24,154
Depreciation	5,186	4,674
Income Taxes	4,056	1,632
Taxes Other Than Income Taxes	4,643	4,383
Organizational Review Charge	820	--
Total Operating Expenses	39,360	34,843

Net Operating Revenues	11,348	10,344

Other Utility Income, Net of Taxes	559	545

Total Utility Operating Income	11,907	10,889

Other Income (Deductions), Net of Taxes
(Loss) Gain on Property Transactions	(7)	1,389
Non-Water Sales Earnings	626	717
Allowance for Funds Used During Construction	133	100
Other	(306)	(425)
Total Other Income, Net of Taxes	446	1,781

Interest and Debt Expense
Interest on Long-Term Debt	3,480	2,968
Other Interest Charges	505	230
Amortization of Debt Expense	335	303
Total Interest and Debt Expense	4,320	3,501

Net Income	8,033	9,169

Preferred Stock Dividend Requirement	29	29
Net Income Applicable to Common Stock	$8,004	$9,140

Weighted Average Common Shares Outstanding:
Basic	8,522	8,438
Diluted	8,623	8,512

Earnings Per Common Share:
Basic	$0.94	$1.08
Diluted	$0.93	$1.07

Dividends Per Common Share	$0.6875	$0.6725

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009

Net Income Applicable to Common Stock	$4,641	$5,749

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Income,
net of tax benefit of $1 in 2010 and $0 in 2009	1	--
Adjustment to Pension and Post-Retirement Benefits Other Than Pension,
net of tax expense of $0 in 2010 and $25 in 2009	(1)	(25)
Unrealized gain on investments, net of tax expense of
$27 in 2010 and $85 in 2009	42	131

Comprehensive Income	$4,683	$5,855

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009

Net Income Applicable to Common Stock	$8,004	$9,140

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Income,
net of tax benefit (expense) of $1 in 2010 and $(20) in 2009	2	31
Adjustment to Pension and Post-Retirement Benefits Other
Than Pension, net of tax (benefit) expense of $(1) in 2010 and $24 in 2009	(2)	(26)
Unrealized gain on investments, net of tax expense of
$6 in 2010 and $137 in 2009	9	212

Comprehensive Income	$8,013	$9,357

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands, except per share amounts)

	2010	2009

Balance at Beginning of Period	$41,231	$38,926
Net Income	4,651	5,759
	45,882	44,685

Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	7	7
Common Stock - 2010 $0.2325 per share; 2009 $0.2275 per share	2,010	1,924
	2,020	1,934

Balance at End of Period	$43,862	$42,751

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands, except per share amounts)

	2010	2009

Balance at Beginning of Period	$41,785	$39,285
Net Income	8,033	9,169
	49,818	48,454

Dividends Declared:
Cumulative Preferred, Class A, $0.60 per share	9	9
Cumulative Preferred, Series $0.90, $0.675 per share	20	20
Common Stock - 2010 $0.6875 per share; 2009 $0.6725 per share	5,927	5,674
	5,956	5,703

Balance at End of Period	$43,862	$42,751

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009
Operating Activities:
Net Income	$8,033	$9,169

Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Revenues	179	179
Allowance for Funds Used During Construction	(133)	(165)
Depreciation (including $604 in 2010, $556 in 2009 charged to other accounts)	5,790	5,230
Change in Assets and Liabilities:
Increase in Accounts Receivable and Accrued Unbilled Revenues	(8,522)	(1,516)
Increase in Prepayments and Other Current Assets	(2,044)	(1,274)
Decrease (Increase) in Other Non-Current Items	213	(291)
Increase in Accounts Payable, Accrued Expenses and Other
Current Liabilities	1,427	1,460
Increase in Deferred Income Taxes and Investment Tax Credits, Net	1,650	562
Total Adjustments	(1,440)	4,185
Net Cash and Cash Equivalents Provided by Operating Activities	6,593	13,354

Investing Activities:
Company Financed Additions to Utility Plant	(19,271)	(18,795)
Advances from Others for Construction	(47)	(558)
Net Additions to Utility Plant Used in Continuing Operations	(19,318)	(19,353)
Purchase of Customer Contracts	(900)	--
Purchase of water systems, net of cash acquired of $0 in 2010 and $26 in 2009	(297)	(1,469)
Release of restricted cash	8,930	--
Net Cash and Cash Equivalents Used in Investing Activities	(11,585)	(20,822)

Financing Activities:
Proceeds from Interim Bank Loans	31,039	31,607
Repayment of Interim Bank Loans	(25,000)	(12,074)
Proceeds from Issuance of Common Stock	736	731
Proceeds from the Exercise of Stock Options	102	--
Costs Incurred to Issue Long-Term Debt and Common Stock	(1)	--
Repayment of Long-Term Debt Including Current Portion	(240)	(215)
Advances from Others for Construction	47	558
Cash Dividends Paid	(5,956)	(5,703)
Net Cash and Cash Equivalents Provided by Financing Activities	727	14,904
Net (Decrease) Increase in Cash and Cash Equivalents	(4,265)	7,436
Cash and Cash Equivalents at Beginning of Period	5,437	684
Cash and Cash Equivalents at End of Period	$1,172	$8,120

Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$623	$961
Short-term Investment of Bond Proceeds Held in Restricted Cash	$3,757	--

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$3,734	$3,257
State and Federal Income Taxes	$1,931	$410

The accompanying footnotes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2009 and as updated in the Company’s March 31, 2010 and June 30, 2010 Forms 10-Q.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

2.  Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and nine months ended September 30, 2010 and 2009.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30	2010	2009	2010	2009
Service Cost	$417	$363	$1,251	$1,090
Interest Cost	544	506	1,631	1,518
Expected Return on Plan Assets	(626)	(557)	(1,880)	(1,671)
Amortization of:
Transition Obligation	1	1	2	2
Prior Service Cost	17	18	52	52
Net Loss	151	99	452	298
Net Periodic Benefit Cost	$504	$430	$1,508	$1,289

During the third quarter of 2010, the Company made a contribution to the pension plan of $3.4 million for the 2009 plan year.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30	2010	2009	2010	2009
Service Cost	$142	$118	$425	$354
Interest Cost	143	126	430	366
Expected Return on Plan Assets	(77)	(68)	(230)	(204)
Other	57	57	169	169
Amortization of:
Prior Service Cost	(101)	(101)	(304)	(304)
Recognized Net Loss	82	60	247	163
Net Periodic Benefit Cost	$246	$192	$737	$544

CONNCECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
3.  Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended September 30,	2010	2009

Common Shares Outstanding End of Period:	8,653,619	8,541,346
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,541,505	8,455,724
Diluted	8,644,691	8,530,961

Basic Earnings per Share	$0.54	$0.68
Dilutive Effect of Unexercised Stock Options	--	(0.01)
Diluted Earnings per Share	$0.54	$0.67

Nine months ended September 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,522,023	8,438,074
Diluted	8,622,941	8,512,391

Basic Earnings per Share	$0.94	$1.08
Dilutive Effect of Unexercised Stock Options	(0.01)	(0.01)
Diluted Earnings per Share	$0.93	$1.07

Total unrecognized compensation expense for all stock awards was approximately $0.8 million as of September 30, 2010 and will be recognized over the next four years.

4.  Organizational Review

As part of a broader organizational review to improve operating efficiencies, the Company determined that a targeted reduction in workforce was appropriate.  During the third quarter of 2010, the Company terminated the employment of approximately 15 full time employees.  As a result of this action, the Company expects to pay approximately $583,000 representing termination benefits, including severance payments and payments for accrued vacation.  All severance agreements have been signed by the effected employees.  In addition to costs associated with severance, the Company also incurred approximately $126,000 related to employee benefits, including extension of medical benefits and the accelerated vesting of certain share based compensation and $111,000 related to outsourcing and legal fees.  Costs associated with this organizational review appear on the line “Organizational Review Charge” on the Consolidated Statements of Income and are considered part of Water Activities segment.  As of September 30, 2010, the Company has approximately $508,000, related to unpaid severance, medical benefits, legal costs and outplacement services left to be paid remaining on its balance sheet.  The Company expects to substantially finalize all payments associated with the organizational review by December 31, 2010.

5.  New Accounting Pronouncements

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

6.  Fair Value Disclosures

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

CONNCECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3
Assets:
Investments	$743	$--	$--

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

Investments – At September 30, 2010 and December 31, 2009, the Company had $702,000 and $1,051,000, respectively, of equity based mutual funds.  The Company also had $41,000 and $46,000 of money market funds as of September 30, 2010 and December 31, 2009, respectively.  Additionally, at December 31, 2009, the Company had $54,000 of fixed equity funds.  These investments are carried on the balance sheet at fair value on the Other Property and Investments line.  Unrealized gains and losses associated with these investments are reflected in Accumulated Other Comprehensive Loss, net of tax.

Restricted Cash – As part of the Company’s December 2009 bond offering, the Company recorded unused proceeds from this bond issuance as restricted cash as the funds can only be used for certain capital expenditures.  The Company expects to use the remainder of the proceeds during 2010.  The carrying amount approximates fair value.

Long-Term Debt – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of September 30, 2010 and December 31, 2009, the estimated fair value of the Company's long-term debt was $111,789,000 and $110,479,000, respectively, as compared to the carrying amounts of $111,715,000 and $111,955,000, respectively.

The fair values shown above have been reported to meet the disclosure requirements of accounting principles generally accepted in the United States and do not purport to represent the amounts at which those obligations would be settled.

7.  Segment Reporting

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals.  Financial data for the segments is as follows (in thousands):

Three Months Ended September 30, 2010
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$21,403	$7,073	$2,605	$4,468
Real Estate Transactions	--	--	7	(7)
Services and Rentals	1,315	311	121	190
Total	$22,718	$7,384	$2,733	$4,651

Three Months Ended September 30, 2009
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$17,015	$5,033	$918	$4,115
Real Estate Transactions	2,160	1,885	496	1,389
Services and Rentals	1,298	416	161	255
Total	$20,473	$7,334	$1,575	$5,759

Nine Months Ended September 30, 2010
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$51,740	$11,623	$4,209	$7,414
Real Estate Transactions	--	--	7	(7)
Services and Rentals	3,662	1,045	419	626
Total	$55,402	$12,668	$4,635	$8,033

Nine Months Ended September 30, 2009
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$46,149	$8,891	$1,828	$7,063
Real Estate Transactions	2,160	1,885	496	1,389
Services and Rentals	3,601	1,173	456	717
Total	$51,910	$11,949	$2,780	$9,169

CONNCECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
The Revenues shown in Water Activities above consist of revenues from water customers of $21,006,000 and $16,659,000 for the three months ended September 30, 2010 and 2009, respectively.  Additionally, there were revenues associated with utility plant leased to others of $397,000 and $356,000 for the three months ended September 30, 2010 and 2009, respectively.

The Revenues shown in Water Activities above consist of revenues from water customers of $50,708,000 and $45,187,000 for the nine months ended September 30, 2010 and 2009, respectively.  Additionally, there were revenues associated with utility plant leased to others of $1,032,000 and $962,000 for the nine months ended September 30, 2010 and 2009, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.  During the nine months ended September 30, 2010 the Company did not engage in any such transactions, however there were adjustments to tax accounts in 2010 related to expired tax credits.  During the third quarter of 2009, the Company sold a conservation easement to the Town of Windsor Locks, CT for $2 million.

Assets by segment (in thousands):

	September 30, 2010	December 31, 2009
Total Plant and Other Investments:
Water Activities	$345,203	$330,151
Non-Water	580	564
	345,783	330,715
Other Assets:
Water Activities	79,060	77,622
Non-Water	2,989	6,939
	82,049	84,561
Total Assets	$427,832	$415,276

8.  Income Taxes

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

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  There were no such charges for the nine month periods ended September 30, 2010 and 2009.  Additionally, there were no accruals relating to interest or penalties as of September 30, 2010 and December 31, 2009.  The Company remains subject to examination by federal authorities for the 2006 through 2009 tax years and by state authorities for the tax years 2006 through 2009.

The Company’s estimated annual effective income tax rate for the first nine months of 2010 and 2009, exclusive of discrete items, was 36.6% and 27.7%, respectively.  During the first nine months of 2009, the Company recognized an income tax benefit of $196,000 for state tax credits earned in 2008.  The resulting reported effective tax rate for the nine months ended September 30, 2009 was 23.3%.  The statutory income tax rates during the same periods were 39%.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year.  The primary flow-through difference causing the effective rate to be less than the statutory rate in 2010 is the difference between book and tax depreciation.  The primary flow-through difference in 2009, other than the state tax credit, causing the effective rate to be less than the statutory rate in 2009 was the pension contributions in excess of the Company’s FASB ASC 740 expense.

9.  Lines of Credit

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which was to expire on June 25, 2010.  In May 2010, the Company extended the maturity date of this line to June 25, 2011.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 10, 2011.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2011.  The Company expects to renew the lines of credit as they expire.  The outstanding aggregate balance on these lines of credit at September 30, 2010 and December 31, 2009 were $31.0 million and $25.0 million, respectively, and are included in the Interim Bank Loans Payable line of the Balance Sheet.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our 2009 Annual Report on Form 10-K.

Regulatory Matters and Inflation

During the three months ended September 30, 2010, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2009.  On July 14, 2010, the Department of Public Utility Control (DPUC) issued a decision on the Company’s primary subsidiary’s, The Connecticut Water Company (Connecticut Water), application to increase rates.  The full decision issued by the DPUC was filed as an exhibit to Form 8-K on July 15, 2010.  The details of that decision are described below.

CONNCECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Department of Public Utility Control Matters

On October 29, 2009, Connecticut Water filed its second Water Infrastructure Conservation Act (WICA) application with the DPUC, requesting a 2.15% surcharge to customers’ bills, inclusive of the 0.95% surcharge approved in July 2009.  In response to that application on December 23, 2009, the DPUC approved a cumulative WICA surcharge of 2.1%.  The 2.1% surcharge appeared on customers’ bills beginning January 1, 2010 and remained until July 14, 2010 when, upon the implementation of a general rate increase it was incorporated into base rates and was no longer a surcharge.

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

On July 14, 2010, the DPUC issued its Final Decision in the case, granting an increase in revenues of $8.0 million, or approximately 13%, over pro forma test year revenues.  The DPUC approved a return on equity of 9.75%, lower than the 11.3% requested.  The new rates became effective for services rendered on or after July 14, 2010, at which point the previously approved WICA surcharges were folded into customers’ base charges.  The DPUC did not approve Connecticut Water’s requested WCAM approach to align conservation incentives for both Connecticut Water and its customers. Of Connecticut Water’s three-year requested increase of $19.1 million, $16.3 million was associated with the initial year.  The DPUC chose to not consider years 2 and 3 included in Connecticut Water’s application.  Connecticut Water is not precluded from seeking increased rates for future years as part of a new general rate filing should it choose to do so.

On October 29, 2010, Connecticut Water filed a WICA application with the DPUC requesting a 1.58% surcharge to customer bills representing investments of approximately $9.4 million in WICA related projects.  The Company expects the surcharge to be effective, if approved, January 1, 2011.

Organizational Review

As part of a broader organizational review, beginning in July 2010, the Company examined both its regulated and unregulated operations to ensure that it is maximizing the Company’s financial results while maintaining the high quality water and service our customers have come to expect.  During the third quarter the Company determined that a targeted reduction in workforce was appropriate.  The Company eliminated approximately 15 positions that centered on traditional managerial, officer and overhead positions.  The Company did not eliminate positions in direct service of its customers.  The Company recorded a one-time charge of approximately $820,000 related to this organizational review, of which approximately $508,000 remains accrued as of September 30, 2010.  This charge represents the aggregate severance benefit provided to the employees leaving the Company, legal costs associated with the review and out placement services provided to the effected employees.  The Company will continue to evaluate both active segments of its business and will make additional changes as warranted.

Acquisitions

On January 6, 2010, New England Water Utility Service, Inc. (NEWUS), a wholly owned non-regulated subsidiary of the Company, acquired certain assets of Home Service USA for $900,000.  Prior to the acquisition, Home Service USA offered Connecticut Water customers coverage for breaks or damage to home plumbing and septic drainage lines.  NEWUS agreed to purchase the right to provide the service to Connecticut Water customers and began offering its own comparable coverage.  As part of the agreement, Home Service USA will not offer its products to Connecticut Water customers for a period of ten years.  The products offered by NEWUS have been integrated into the Linebacker ® program.

On February 16, 2010, the Company announced the acquisition of the assets of water systems in Killingworth and Mansfield, Connecticut for a combined purchase price of approximately $300,000.  These acquisitions added approximately 500 customers to the Company.  The system acquired in Killingworth has water quality issues that the previous owners were unable to address.  The Company will evaluate options, obtain regulatory approval and invest in the technology necessary to bring the system into compliance with water quality standards in effect in Connecticut.  Additionally, the Company announced that it had reached an agreement to acquire a water system in Old Lyme, Connecticut for $300,000.  It is expected, if approved by the DPUC, that this acquisition will add approximately 100 customers and additional water supply to the Company.  The Company anticipates that the hearings related to this acquisition will be held in the first quarter of 2011.

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

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to FASB ASC 980 “Regulated Operations”, revenue recognition, and accounting for pension and other post-retirement benefit plans.  Each of these accounting policies and the application of critical accounting policies and estimates were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes in the application of critical accounting policies or estimates during the three months ended September 30, 2010.  Please see Note 4 of the financial statements for newly adopted and recently announced accounting standards.

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

CONNCECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
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

As noted above, the DPUC in July 2010 authorized a revenue increase equating to approximately 50% of what was requested.  Based on the allowed increase, more favorable weather through September 2010 compared to the same period in 2009, and continued cost-cutting measures in Operation and Maintenance expenses, the Company expects its earnings from its Water Activities segment to be higher for the fiscal year ended December 31, 2010 than 2009.  Income from our Services and Rentals segment is not expected to be materially different in 2010 than it was in 2009.  The revenue generated by the recently acquired unregulated Home Service USA have been marginally lower than anticipated to date.  However, the Company has not engaged in any Real Estate transactions to date in 2010 and has no plans for any Real Estate transactions during the remainder of 2010, unlike 2009 when this segment produced earnings of approximately $0.17 per share for the entire year.

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

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

With the implementation of the Company’s new Enterprise Resource Planning System (ERP), the Company delayed customer billings in order to verify the integrity of the system and the accuracy of those bills prior to mailing. As a result, some billings and consequently, cash receipts were delayed. The Company has increased its utilization of its lines of credit during this period.  Its operations, including plans to continue investment in new infrastructure, are not impacted.

The Company has returned to its normal billing and collection processes and does not anticipate delays in billing or collection in subsequent periods.  The delay in billing contributed to the increase in the Company’s bad debt expense for the quarter of approximately $154,000 due to the reserve policy based upon aging of the receivables.  The Company fully anticipates that the reserve will return to more historical levels over the next two quarters.

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which was to expire on June 25, 2010.  In May 2010, the Company extended the maturity date of this line to June 25, 2011.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 10, 2011.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2011.  The Company expects to renew the lines of credit as they expire.  The outstanding aggregate balance on these lines of credit at September 30, 2010 and December 31, 2009 were $31.0 million and $25.0 million, respectively, and are included in the Interim Bank Loans Payable line of the Balance Sheet.  As of September 30, 2010, the Company had $9.0 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

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

Standard and Poor’s, on November 1, 2010, affirmed their 'A' corporate credit rating on the Company with a stable outlook.  The affirmation of the corporate credit rating follows their annual review of the Company and incorporates their expectation of adequate and timely rate relief and maintenance of our current financial risk profile.  The stable outlook reflects improving regulation and timely rate relief in Connecticut.

The Company offers a dividend reinvestment plan (DRIP) to all registered shareholders, whereby shareholders can opt to have dividends directly reinvested into additional shares of the Company.  During the nine months ended September 30, 2010 and 2009, shareholders reinvested $736,000 and $731,000, respectively, in additional shares as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the nine months ended September 30, 2010, a total of 5,012 stock options were exercised, resulting in approximately $102,000 in proceeds to the Company.  During the nine months ended September 30, 2009, no stock options were exercised.

As the Company looks forward to 2011 and 2012, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery through periodic WICA applications.  The total cost of that investment is expected to exceed the amount of internally generated funds.  The Company expects that it will require external financings over the next two years.  In order to maintain a balanced capital structure, we expect to consider both debt and equity issuances.  As the capital investment planning process is completed in the coming periods, the Company expects to provide a reasonable range of these potential financings.

Results of Operations

Three Months Ended September 30
Net Income for the three months ended September 30, 2010 decreased from the same period in the prior year by $1,108,000, or 19.2%, which decreased earnings per basic average common share by $0.14, to $0.54.

CONNCECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
This decrease in Net Income is broken down by business segment as follows:

Business Segment	September 30, 2010	September 30, 2009	(Decrease)/Increase
Water Activities	$4,468,000	$4,115,000	$353,000
Real Estate Transactions	(7,000)	1,389,000	(1,396,00)
Services and Rentals	190,000	255,000	(65,000)
Total	$4,651,000	$5,759,000	$(1,108,000)

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $4,347,000, or 26.1%, to $21,006,000 for the three months ended September 30, 2010 when compared to the same period in 2009.  The primary reasons for the increase in revenues were a 19.2% increase in water production and the approximate 13% increase in customer rates effective July 14, 2010.  The increase in water production is due primarily to more favorable weather during 2010 when compared to 2009.  In Windsor Locks, CT, part of our largest service area, the temperature exceeded 90 degrees on 28 days in the third quarter of 2010 compared to only 9 days in 2009.  The average high temperature for the third quarter of 2010 was 84 degrees, compared to 79 degrees in 2009.  Additionally, total rainfall in Windsor Locks decreased from nearly 16 inches in 2009 to approximately 8 inches in 2010.  The favorable weather led to increased residential revenues of $3,631,000 or 34.7%.  Residential customers represent our largest customer class and the group whose usage is most dependent on favorable weather.

Operation and Maintenance Expense

Operation and Maintenance expense increased by $1,010,000 primarily due to the following components:

Expense Components	September 30, 2010	September 30, 2009	Increase/(Decrease)
Labor	$3,085,000	$2,746,000	$339,000
Customer	375,000	213,000	162,000
Water treatment (including chemical costs)	791,000	643,000	148,000
Maintenance	368,000	250,000	118,000
Pension	504,000	430,000	74,000
Outside services	320,000	255,000	65,000
Vehicles	377,000	315,000	62,000
Post retirement medical	246,000	192,000	54,000
Utility costs	923,000	879,000	44,000
Regulatory commission expense	39,000	62,000	(23,000)
Medical	418,000	582,000	(164,000)
Other	1,118,000	987,000	131,000
Total	$8,564,000	$7,554,000	$1,010,000

-	Operation and Maintenance expenses increased 13.4% in the third quarter of 2010 primarily due to items as follows:
•
Customer costs increased primarily due to an increase in bad debt expense.  This was driven by a higher accounts receivable balance at September 30, 2010, when compared to the same period of 2009, due to higher consumption and higher rates in effect and an increase in accounts receivable aged over 180 days, due in part to employees focusing on bill integrity with the implementation of a new Enterprise Resource Planning (ERP) system in the first quarter of 2010;

•	Water treatment costs were higher due to an increase in the costs of laboratory testing and an increase in the cost of chemicals used in the treatment process;
•
Pension and post-retirement medical costs increased due primarily to a decrease in the discount rate used to determine the future liabilities of the plans and to the decline in market value of plan assets in prior periods; and

•
The primary driver in the increase in Other expense is due to the mark-to-market adjustment related to stock awards of certain employees.  The Company adjusts the value of those stock awards at the end of each reporting period based on the Company’s stock price on the last day of that period.

-	These increases were partially offset by the following:
•	Medical costs decreased in 2010 due to a decrease in claims filed and an increase in contributions from employees; and
•
The decrease in regulatory commission expense was due to the capitalized costs associated with the 2007 rate case being fully amortized during 2009.  The Company began to amortize costs associated with the 2010 rate case recently approved by the DPUC during the third quarter of 2010.

-	The Company saw an approximate 11.2% increase in its Depreciation expense due to an increase in the Company’s Utility Plant investment.

-
Income Tax expense associated with Water Activities increased due to an increase in pre-tax income and a higher effective tax rate in 2010.  The largest driver in the effective rate increase was a reduction of flow-through items, particularly related to the expected pension contribution in 2010, to be made in 2011, that is anticipated to be equal to the expense in 2010.  The 2009 expense was less than the contribution made during 2010.

-
As described above, the Company underwent an organizational review as a result of the DPUC’s final rate case decision issued in July 2010.  The Company experienced a one-time third quarter of 2010 charge associated with the organizational reviews of $820,000.  The majority of that charge, approximately $583,000, relates to severance packages offered to the employees affected by this review.  The remainder is split among fees related to legal and out-placement services and costs associated with the accelerated vesting of certain executive benefits.

CONNCECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
Real Estate

During the third quarter of 2009, the Company completed the sale of a conservation easement to the Town of Windsor Locks, CT for $2 million.  The transaction generated $1.2 million in net income for the Company and contributed $0.14 in earnings per share.  The Company also adjusted tax valuation allowances associated with land donations made in previous years generating approximately $147,000 in net income in the Real Estate segment.  Additionally, Chester Realty, a wholly-owned, non-regulated subsidiary of the Company, sold a rental property in Killingly, CT during the third quarter of 2009, generating a small profit.  There were no Real Estate transactions during the third quarter of 2010, however there were adjustments to tax accounts during the third quarter of 2010 related to expired tax credits.

Nine Months Ended September 30
Net Income for the nine months ended September 30, 2010 decreased from that of the prior year by $1,136,000, or 12.4%, which decreased earnings per basic average common share by $0.14, to $0.94.

This decrease in Net Income is broken down by business segment as follows:

Business Segment	September 30, 2010	September 30, 2009	(Decrease)/Increase
Water Activities	$7,414,000	$7,063,000	$351,000
Real Estate Transactions	(7,000)	1,389,000	(1,396,000)
Services and Rentals	626,000	717,000	(91,000)
Total	$8,033,000	$9,169,000	$(1,136,000)

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $5,521,000, or 12.2%, to $50,708,000 for the nine months ended September 30, 2010 when compared to the same period in 2009.  The primary reason for the increase in revenues was an increase in water production of approximately 8%.  The increase in production is due to more favorable weather during the second and third quarters of 2010 when compared to the same periods of 2009.  These two quarters are typically when residential customers use more water when the weather is warm and dry.  During 2009, the Town of Windsor Locks, CT, part of our largest service area, saw 102 days of rain compared to only 77 days in 2010.  Additionally, during the first six months of 2010, customers were charged a 2.1% cumulative WICA surcharge that was not in effect during 2009.  Effective July 14, 2010, the WICA surcharge was folded into the Company’s approximate 13% rate increase to customers.  The factors above, including the favorable weather, led to increased residential revenues of $4,763,000 or 17.0%.  Residential customers represent our largest customer class and the group whose usage is most dependent on favorable weather.

Operation and Maintenance Expense

Operation and Maintenance expense increased by $501,000 primarily due to the following components:

Expense Components	September 30, 2010	September 30, 2009	Increase/(Decrease)
Labor	$9,031,000	$8,742,000	$289,000
Water treatment (including chemical costs)	1,937,000	1,710,000	227,000
Pension	1,508,000	1,289,000	219,000
Post retirement medical	737,000	554,000	183,000
Maintenance	1,212,000	1,093,000	119,000
Utility costs	2,734,000	2,625,000	109,000
Vehicles	1,119,000	1,037,000	82,000
Customer	791,000	723,000	68,000
Regulatory commission expense	42,000	186,000	(144,000)
Outside services	1,103,000	1,257,000	(154,000)
Medical	1,228,000	1,571,000	(343,000)
Other	3,213,000	3,367,000	(154,000)
Total	$24,655,000	$24,154,000	$501,000

-	Operation and Maintenance expenses increased 2.1% in the first nine months of 2010 primarily due to items as follows:
•	Water treatment costs were higher due to an increase in the costs of lab testing and an increase in the cost of chemicals used in the treatment process;
•
Pension and post-retirement medical costs increased due primarily to a decrease in the discount rate used to determine the future liabilities of the plans and to the decline in market value of plan assets in prior periods;

•
Utility costs increased due to higher power and communication costs.  Communication costs increased primarily in the control services group, which uses remote sensors to monitor our systems’ performance; and

•
Customer costs increased primarily due to an increase in bad debt expense.  This was driven by a higher accounts receivable balance at September 30, 2010, when compared to the same period of 2009, due to higher consumption and higher rates in effect and an increase in accounts receivable aged over 180 days, due in part to employees focusing on bill integrity with the implementation of the ERP system in the first quarter of 2010.  These increases to Customer costs were partially offset by a decrease in customer communication and postage costs.

-	These increases were partially offset by the following:
•
Outside services decreased primarily due to a reduction in legal costs associated with the favorable resolution of an on-going legal matter in our Unionville division and a reduction in temporary labor in 2010 as part of cost containment;

•
The decrease in regulatory commission expense was due to the capitalized costs associated with the 2007 rate case being fully amortized during 2009.  The Company began to amortize costs associated with the 2010 rate case recently approved by the DPUC during the third quarter of 2010; and

•	Medical costs decreased in 2010 due to a decrease in claims filed and an increase in contributions from employees.

CONNCECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

-	The Company saw an approximate 11.0% increase in its Depreciation expense due to an increase in the Company’s Utility Plant investment.

-
Income Tax expense associated with Water Activities increased due to an increase in pre-tax income and a higher effective tax rate in 2010.  The largest driver in the effective rate increase is a reduction of flow-through items, particularly related to the expected pension contribution in 2010, to be made in 2011, that is anticipated to be equal to the expense in 2010.  The 2009 expense was less than the contribution made during 2010.

-
As described above, the Company underwent an organizational review as a result of the DPUC’s final rate case decision issued in July 2010.  The Company experienced a one-time third quarter of 2010 charge associated with the organizational reviews of $820,000.  The majority of that charge, approximately $583,000, relates to severance packages offered to the employees affected by this review.  The remainder is split among fees related to legal and out-placement services and costs associated with the accelerated vesting of certain executive benefits.

-
Interest Expense increased by $819,000, or 23.4%, primarily due to the issuance of $20,000,000 in debt during December 2009.  Additionally, interest and fees on the Company’s lines of credit increased due to higher balances throughout 2010 when compared to 2009.

Real Estate

During the third quarter of 2009, the Company completed the previously announced sale of a conservation easement to the Town of Windsor Locks, CT for $2 million.  The transaction generated $1.2 million in net income for the Company and contributed $0.14 in earnings per share.  The Company also adjusted tax valuation allowances associated with land donations made in previous years generating approximately $147,000 in net income in the Real Estate segment.  Additionally, Chester Realty, a wholly-owned, non-regulated subsidiary of the Company, sold a rental property in Killingly, CT during the third quarter of 2009, generating a small profit.  There were no Real Estate transactions during 2010, however there were adjustments to tax accounts during the third quarter of 2010 related to expired tax credits.

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

CONNCECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $40.0 million of variable rate lines of credit with three banks, under which the interim bank loans payable at September 30, 2010 were approximately $31.0 million.

As of September 30, 2010, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CONNCECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
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

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended September 30, 2010.

Part II, Item 5: Other Information

As part of a broader organizational review, beginning in July 2010, the Company examined both its regulated and unregulated operations to ensure that it is maximizing the Company’s financial results while maintaining the high quality water and service our customers have come to expect.  As a result, the Company determined that a targeted reduction in workforce was appropriate.  During the third quarter of 2010, the Company terminated the employment of approximately 15 full time employees.  As a result of this action, the Company recorded a one-time charge of approximately $820,000, of which approximately $508,000 remains accrued as of September 30, 2010.  This charge represents the aggregate severance benefit provided to the employees leaving the Company, legal costs associated with the review and out placement services provided to the effected employees.  This action represents part of the “Organizational Review” discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Operating Results” in this report.  All severance agreements have been signed by the effected employees and the Company expects to substantially finalize all payments associated with the organizational review by December 31, 2010.

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

10.1*	Severance Agreement and General Release between the Company and Thomas R. Marston dated September 29, 2010.

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32**	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith
** furnished herewith

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)
Date: November 8, 2010	By: /s/ David C. Benoit David C. Benoit Vice President – Finance and Chief Financial Officer
Date: November 8, 2010	By: /s/ Nicholas A. Rinaldi Nicholas A. Rinaldi Controller