Form 10-K
period 2010-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2011-03-11
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from	to

Commission File Number 0-8084

Connecticut Water Service, Inc.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0739839 (I.R.S. Employer Identification No.)

93 West Main Street, Clinton, CT (Address of principal executive office)	06413 (Zip Code)

Registrant's telephone number, including area code (860) 669-8636
Registrant’s website:  www.ctwater.com

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class Common Stock, without par value	Name of each exchange on which registered The Nasdaq Stock Market, Inc.

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2010, the aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was $180,060,935 based on the closing sale price on such date as reported on the NASDAQ.

Number of shares of Common Stock, no par value, outstanding as of March 1, 2011 was 8,703,295, excluding 125,531 common stock equivalent shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Document is Incorporated

Definitive Proxy Statement, dated March 31, 2011, for Annual Meeting of Shareholders to be held on May 12, 2011.	Part III

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“10-K”), or incorporated by reference into this 10-K, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) that are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on Connecticut Water Service, Inc. (referred to as “the Company”, “we”, “us”, or “our”).  These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  Forward-looking statements included in this 10-K, or incorporated by reference into this 10-K, include, but are not limited to, statements regarding:

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements.  You should read this 10-K and the documents that we incorporate by reference into this 10-K completely and with the understanding that our actual future results, performance and achievements may be materially different from what we expect.  These forward-looking statements represent our assumptions, expectations and beliefs only as of the date of this 10-K.  Except for our ongoing obligations to disclose certain information under the federal securities laws, we are not obligated, and assume no obligation, to update these forward-looking statements, even though our situation may change in the future.  For further information or other factors which could affect our financial results and such forward-looking statements, see Part I, Item 1A “Risk Factors.”  We qualify all of our forward-looking statements by these cautionary statements.

PART I

ITEM 1.  BUSINESS

The Company

The Registrant, Connecticut Water Service, Inc. (referred to as “the Company”, “we”, “us”, or “our”) was incorporated in 1974, with The Connecticut Water Company (Connecticut Water) as its largest subsidiary which was organized in 1956. Connecticut Water Service, Inc. is a non-operating holding company, whose income is derived from the earnings of its four wholly-owned subsidiary companies.  In 2010, approximately 88% of the Company’s net income was attributable to water activities carried out within its regulated water company, Connecticut Water.  As of December 31, 2010, Connecticut Water supplied water to 89,402 customers, representing a population of over 300,000, in 55 towns throughout Connecticut.  As a regulated water company, Connecticut Water is subject to state regulation regarding financial issues, rates, and operating issues, and to various other state and federal regulatory agencies concerning water quality and environmental standards.

In addition to its regulated utility, the Company owns two active unregulated companies as of December 31, 2010.  In 2010, these unregulated companies, together with real estate transactions within Connecticut Water, contributed the remaining 12% of the Company’s net income through real estate transactions as well as services and rentals.  The two active companies are Chester Realty, Inc., a real estate company in Connecticut; and New England Water Utility Services, Inc. (NEWUS), which provides contract water and sewer operations and other water related services.

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

Additionally, information concerning the Company’s 2011 Annual Meeting Materials (2010 Annual Report and 2011 Proxy Statement) can be found under the “INVESTOR INFORMATION” menu, under the “Annual Report and Annual Meeting” tab.  The Company’s amended bylaws are available under the “CUSTOMER INFORMATION” menu.

Copies of each of the Company’s SEC filings (without exhibits) and corporate governance documents mentioned above will also be mailed to investors, upon request, by contacting the Company’s Corporate Secretary, Kristen A. Johnson, at Connecticut Water, 93 West Main Street, Clinton, CT 06413.

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

Costs to comply with environmental and water quality regulations are substantial.  Since the 1974 enactment of the Safe Drinking Water Act, we have spent approximately $59.7 million in constructing facilities and conducting aquifer mapping necessary to comply with the requirements of the Safe Drinking Water Act, and other federal and state regulations, of which $7.6 million was expended in the last five years.  The Company expects to spend approximately $1.2 million in 2011 on Safe Water Drinking Act projects, primarily to bring newly acquired systems up to the Company’s standards.  The Company believes that we are presently in compliance with current regulations, but the regulations are subject to change at any time.  The costs to comply with future changes in state or federal regulations, which could require us to modify existing filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.

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

The rates we charge our water customers are established under the jurisdiction of and are approved by the Connecticut Department of Public Utility Control (DPUC).  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water’s allowed return on equity and return on rate base, effective as of July 14, 2010 are 9.75% and 7.32%, respectively.  Prior to July 14, 2010, Connecticut Water’s allowed return on equity and return on rate base were 10.125% and 8.07%, respectively.

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

On January 6, 2010, Connecticut Water filed a rate application with the DPUC, requesting a multi-year increase totaling $19.1 million above pro forma test year revenues, including the aforementioned WICA surcharge, over a three-year period.  The Company had proposed options for regulatory consideration, including a multi-year phase-in of rates that, if approved, would have been a first in Connecticut for water utilities.  In addition to the phased-in rate increase, the Company also sought a Water Conservation Adjustment Mechanism (“WCAM”), to allow the Company to continue to promote water conservation in an effective manner while addressing the financial impact of increased conservation by its customers.  The WCAM would have minimized the effects of conservation on the Company’s revenues through a recovery mechanism that would have been limited to a change in non-weather related residential sales, while at the same time allowing for the promotion of conservation to the benefit of customers and the environment, usually two opposing concerns.  In addition to the conservation efforts that have impacted sales, the need for an increase in rates was, in part, based upon an investment of approximately $62 million in Net Utility Plant since 2006, the last time the Company filed for a general rate increase.  In addition, increased operating costs for labor, employee benefits and other general operating needs, including chemicals, was requested.

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

On October 29, 2010, Connecticut Water filed a WICA application with the DPUC requesting a 1.58% surcharge to customer bills representing investments of approximately $9.4 million in WICA related projects.  On December 28, 2010, the DPUC approved the 1.58% surcharge effective for all bills issued after January 1, 2011.

Our Water Systems

Our water infrastructure consists of 62 noncontiguous water systems in the State of Connecticut.  Our system, in total, consists of approximately 1,500 miles of water main and reservoir storage capacity of 7.0 billion gallons.  The safe, dependable yield from our 214 active wells and 18 reservoirs is approximately 54 million gallons per day.  Water sources vary among the individual systems, but overall approximately 34% of the total dependable yield comes from reservoirs and 66% from wells.

For the year-ended December 31, 2010, Connecticut Water’s 89,402 customers consumed approximately 7.0 billion gallons of water generating $66,408,000 in revenue.  We supply water, and in most cases, fire protection to all or portions of 55 towns in Connecticut.

The following table breaks down the above total figures by customer class as of December 31, 2010, 2009 and 2008:

	2010	2009	2008
Customers:
Residential	79,604	78,820	78,254
Commercial	5,692	5,690	5,646
Industrial	422	425	425
Public Authority	609	608	606
Fire Protection	1,724	1,705	1,648
Other (including non-metered accounts)	1,351	1,286	782
Total	89,402	88,534	87,361

Water Revenues (in thousands):
Residential	$42,103	$36,471	$37,963
Commercial	7,725	6,729	7,150
Industrial	1,755	1,459	1,822
Public Authority	2,280	1,926	2,027
Fire Protection	11,430	10,958	10,606
Other (including non-metered accounts)	1,115	1,848	1,702
Total	$66,408	$59,391	$61,270

Customer Water Consumption (millions of gallons):
Residential	5,124	4,737	4,954
Commercial	1,151	1,078	1,180
Industrial	335	306	396
Public Authority	348	351	365
Total	6,958	6,472	6,895

Connecticut Water owns various small, discrete parcels of land that are no longer required for water supply purposes.  At December 31, 2010, this land totaled approximately 490 acres.  Over the past several years, we have been disposing of these land parcels. For more information, please refer to Segments of Our Business below.

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

Employees

As of December 31, 2010, we employed a total of 204 persons.  Our employees are not covered by collective bargaining agreements.

Organizational Review

As part of a broader organizational review, beginning in July 2010, the Company examined both its regulated and unregulated operations to ensure that it is maximizing the Company’s financial results while maintaining the high quality water and service our customers have come to expect.  During the third quarter the Company determined that a targeted reduction in workforce was appropriate.  The Company eliminated approximately 15 positions that centered on traditional managerial, officer and overhead positions.  The Company did not eliminate positions in direct service of its customers.  The Company recorded a one-time charge of approximately $786,000 related to this organizational review.  This charge represents the aggregate severance benefit provided to the employees leaving the Company and other costs associated with the review.  As of December 31, 2010, all payments related to the organizational review have been made.  The Company expects that the Organizational Review undertaken during 2010 will provide savings in future periods related to labor and employee benefit expenses.

Executive Officers of the Registrant

The following is a list of the executive officers of the Company:

Name	Age in 2011*	Office	Period Held or Prior Position	Term of Office Expires
E. W. Thornburg	50	Chairman, President, and Chief Executive Officer	Held position since March 2006	2011 Annual Meeting
D. C. Benoit	54	Vice President – Finance, Chief Financial Officer and Treasurer	Held current position or other executive position with the Company since April 1996	2011 Annual Meeting
T. P. O’Neill	56	Vice President – Service Delivery	Held current position or other engineering position with the Company since February 1980	2011 Annual Meeting
M. P. Westbrook	52	Vice President – Customer and Regulatory Affairs	Held current position or other management position with the Company since September 1988	2011 Annual Meeting
K. A. Johnson	44	Vice President – Human Resources and Corporate Secretary
Held current position or other human resources position with the Company since May 2007.  Ms. Johnson previously served as the senior vice president, Human Resources and Organizational Development Officer for Rockville Bank.
				2011 Annual Meeting

* - Age shown is as of filing date of March 11, 2011.

For further information regarding the executive officers see the Company’s Proxy Statement dated March 31, 2011.

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

Real Estate Transactions – Our Real Estate Transactions segment involves the sale or donation for income tax benefits of our real estate holdings.  These transactions can be effected by any of our subsidiary companies.  Through land donations and sales in previous years, the Company earned tax credits to use in future years.  The Company is limited by time and the amount of taxable income when using these credits.  During 2009, the Company completed the sale of a conservation easement of approximately 200 acres to the Town of Windsor Locks, CT.  Additionally, the Company made adjustments to tax valuation allowances associated with land donations made in previous years.  Finally, Chester Realty sold a non-regulated rental property in Killingly, CT for a small profit.  During 2008 and 2010, the Company did not make any land sales or donations; however, it did adjust its valuation allowances.  The Company is currently in discussions to sell approximately 175 acres to the Town of Plymouth, CT for open space purposes.  The Company expects the transaction, if approved by the Town’s residents and the DPUC, to be completed in late 2011 or early 2012.

A breakdown of the net income of this segment between our regulated and unregulated companies for the past three years is as follows:

	Income (Loss) from Real Estate Transactions from Continuing Operations
	Regulated	Unregulated	Total

2010	$(7,000)	$237,000	$230,000
2009	$1,427,000	$22,000	$1,449,000
2008	$(160,000)	--	$(160,000)

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

Linebacker® is an optional service line protection program offered by the Company to eligible residential customers through NEWUS covering the cost of repairs for leaking or broken water service lines which provide drinking water to a customer’s home.  For customers who enroll in this program, the Company will repair or replace a leaking or broken water service line, curb box, curb box cover, meter pit, meter pit cover, meter pit valve plus in-home water main shut off valve before the meter.  Beginning in January 2010 with the acquisition of certain assets from Home Service USA, NEWUS expanded its coverage offerings to Connecticut Water customers for failure of in-home plumbing and sewer and septic drainage lines.  Depending on the coverage selected, the Linebacker® program costs between $70 and $170 per year for residential customers.  As of December 31, 2010, the Company had 21,761 customers enrolled in its Linebacker® protection program.  Of these, 3,079 customers were enrolled in one of the expanded plans.

Some of the services listed above, including the service line protection plan, have little or no competition.  But there can be considerable competition for contract operations of large water and wastewater facilities and systems.  However, we have sought to develop a niche market by seeking to serve smaller facilities and systems in our service areas where there is less competition.  The Services and Rentals segment, while still a relatively small portion of our overall business, has grown over the past five years and has provided approximately 9%, 9% and 8% of our overall net income in 2010, 2009 and 2008, respectively.  Net income generated by this segment of our business was $899,000, $929,000 and $790,000 for the years 2010, 2009 and 2008, respectively.

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

Because we incur significant capital expenditures annually, we depend on the rates we charge our customers, which are subject to regulation.

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

As of December 31, 2010, we had $111.7 million in long-term debt outstanding and $26.3 million in bank loans payable.  Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance.  Our performance is affected by many factors, some of which are beyond our control.  We believe that our cash generated from operations, and, if necessary, borrowing under our existing and planned credit facilities, will be sufficient to enable us to make our debt payments as they become due.  If, however, we do not generate sufficient cash, we may be required to refinance our obligations or sell additional equity, which may be on terms that are not favorable to the Company as current terms.

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

During certain periods over the past several years, the volatility and disruption in the credit markets reached unprecedented levels.  In many cases, the markets contained limited credit capacity for certain issuers, and lenders had requested shorter terms.  The market for new debt financing was limited and in some cases not available at all.  In addition, the markets had increased the uncertainty that lenders will be able to comply with their previous commitments.  The Company noted improvements beginning during the second half of 2009 and throughout 2010.  If market disruption and volatility return, the Company may not be able to refinance our existing debt when it comes due, draw upon our existing lines of credit or incur additional debt, which may require us to seek other funding sources to meet our liquidity needs or to fund our capital expenditures budget.  We cannot assure you that we will be able to obtain debt or other financing on reasonable terms, or at all.

Failure to maintain our existing credit ratings could affect our cost of funds and related margins and liquidity position.

Since 2003, Standard & Poor's Ratings Services has rated our outstanding debt and has given credit ratings to us and our subsidiary The Connecticut Water Company.  Their evaluations are based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting.  On November 1, 2010, Standard & Poor's Ratings Services reaffirmed their ‘A’ credit rating on Connecticut Water Service, Inc. and The Connecticut Water Company, both with an outlook of "stable".  There can be no assurance that we will be able to maintain our current strong credit ratings.  Failure to do so could adversely affect our cost of funds and related margins and liquidity position.

Market disruptions caused by the worldwide financial crisis could affect our ability to meet our liquidity needs at reasonable cost and our ability to meet long-term commitments, which could adversely affect our financial condition and results of operations.

During 2009, the Company increased its lines of credit from $21 million to $40 million.  During 2010, the Company renewed these lines of credit as they expired, with similar terms.  We rely on our revolving credit facilities and the capital markets to satisfy our liquidity needs. A return to disruptions in the credit markets or further deterioration of the banking industry’s financial condition, may discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt securities in the capital markets.

Our inability to comply with debt covenants under our credit facilities could result in prepayment obligations.

We are obligated to comply with debt covenants under our loan and debt agreements.  Failure to comply with covenants under our credit facilities could result in an event of default, which if not timely cured or waived, could result in us being required to repay or finance these borrowings before their due date, could limit future borrowings, and result in cross default issues and increase borrowing costs.  The covenants are normal and customary in bank and loan agreements.  The Company was in compliance with all covenants at December 31, 2010.

Market conditions may unfavorably impact the value of our benefit plan assets and liabilities which then could require significant additional funding.

The performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations under the Company’s pension and postretirement benefit plans and could significantly impact our results of operations and financial position.  As detailed in the Notes to Consolidated Financial Statements, the Company has significant obligations in these areas and the Company holds significant assets in these trusts.  These assets are subject to market fluctuations, which may affect investment returns, which may fall below the Company’s projected return rates.  A decline in the market value of the pension and postretirement benefit plan assets will increase the funding requirements under the Company’s pension and postretirement benefit plans if the actual asset returns do not recover these declines in value.  Additionally, the Company’s pension and postretirement benefit plan liabilities are sensitive to changes in interest rates.  As interest rates decrease, the liabilities increase, potentially increasing benefit expense and funding requirements.  Further, changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions may also increase the funding requirements of the obligations related to the pension and other postretirement benefit plans.  Also, future increases in pension and other postretirement costs as a result of reduced plan assets may not be fully recoverable from our customers, and the results of operations and financial position of the Company could be negatively affected.

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

Environmental laws and regulations are complex and change frequently.  These laws, and the enforcement thereof, have tended to become more stringent over time.  While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and our permits, it is possible that new or stricter standards could be imposed that will raise our operating costs.  Although these costs may be recovered in the form of higher rates, there can be no assurance that the DPUC would approve rate increases to enable us to fully recover such costs.  In summary, we cannot be assured that our costs of complying with, or discharging liabilities under, current and future environmental and health and safety laws will not adversely affect our business, results of operations or financial condition.

Climate change laws and regulations may be adopted that could require compliance with greenhouse gas emissions standards and other climate change initiatives. Additional capital expenditures could be required and our operating costs could be increased in order to comply with new regulatory standards imposed by federal and state environmental agencies.

Climate change is receiving ever increasing attention worldwide.  Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.  Possible new climate change laws and regulations, if enacted, may require us to monitor and/or change our utility operations.  It is possible that new standards could be imposed that will require additional capital expenditures or raise our operating costs.  Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations, or cash flows.  Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the DPUC or other regulatory bodies that govern our business would permit us to recover such expenditures and costs.  We cannot assure you that our costs of complying with new standards or laws will not adversely affect our business, results of operations or financial condition.

New Streamflow Regulations could potentially impact our ability to serve our customers.

In 2009, the Connecticut Department of Environmental Protection (DEP) formally proposed new regulations relative to the flow of water in the State’s rivers and streams.  In October and again in December 2010, the State Legislature’s Regulations Review Committee rejected the proposed rules as written, and later as revised by the DEP.  Since the regulations were rejected, the DEP is working to develop regulations that will be acceptable to a majority of stakeholders.  Any new streamflow regulation has the potential to restrict our access to water, raise our capital and operating expenses and adversely affect our revenues and earnings.  Although these costs may be recovered in the form of higher rates, there can be no assurance the DPUC would approve rate increases to enable us to recover such costs.

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

We depend on an adequate water supply to meet the present and future demands of our customers.  Changes in regulatory requirements could affect our ability to utilize existing supplies and/or secure new sources, as required.  Insufficient supplies or an interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Although not occurring in 2010, drought conditions could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers. An interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Moreover, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions, which may adversely affect our revenues and earnings.

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

With the implementation of the Company’s new Enterprise Resource Planning (ERP) system, the Company delayed customer billings in order to verify the integrity of the system and the accuracy of those bills prior to mailing.  As a result, some billings and consequently, cash receipts were delayed.  The Company has increased its utilization of its lines of credit during this period.  Our operations, including plans to continue investment in new infrastructure, were not impacted.

The Company has returned to normal billing and collection processes and does not anticipate delays in billing or collection in subsequent periods.  The delay in billing contributed to the increase in the Company’s bad debt expense for the year of approximately $198,000 due to the reserve policy based upon aging of the receivables.  The Company fully anticipates that the reserve will return to more historical levels over the first quarter of 2011.

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

An important element of our growth strategy is the acquisition and integration of water systems in order to move into new service areas and to broaden our current service areas.  As of the date of this filing, the Connecticut Water Company now serves more than 89,000 customers, or a population of over 300,000 people, in 55 Connecticut towns.  We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates.  It is our intent, when practical, to integrate any businesses we acquire with our existing operations.  The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management's time and resources.  Future acquisitions by us could result in:

•	dilutive issuances of our equity securities;
•	incurrence of debt and contingent liabilities;
•	failure to have effective internal control over financial reporting;
•	fluctuations in quarterly results; and
•	other acquisition-related expenses.

Some or all of these items could have a material adverse effect on our business as well as our ability to finance our business and comply with regulatory requirements.  The businesses we acquire in the future may not achieve sales and profitability that would justify our investment and any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls.  In addition, as consolidation becomes more prevalent in the water and wastewater industries, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions.

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

The accuracy of our judgments and estimates about financial and accounting matters will impact our operating results and financial condition.

We make certain estimates and judgments in preparing our financial statements regarding, among others:
•	the number of years to depreciate certain assets;
•	amounts to set aside for uncollectible accounts receivable and uninsured losses;
•	our legal exposure and the appropriate accrual for claims, including medical and workers’ compensation claims;
•	future costs for pensions and other post-retirement benefit obligations; and
•	possible tax allowances.

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

The net utility plant of the Company at December 31, 2010 was solely owned by Connecticut Water.  Connecticut Water’s Net Utility Plant balance as of December 31, 2010 was $344,219,000, approximately $19 million more than the balance of net utility plant as of December 31, 2009, due primarily to normal plant additions and construction spending related to infrastructure improvements.

Sources of water supply owned, maintained, and operated by Connecticut Water include eighteen reservoirs and eighty-nine well fields.  In addition, Connecticut Water has agreements with various neighboring water utilities to provide water, at negotiated rates, to our water systems.  Collectively, these sources have the capacity to deliver approximately fifty-two million gallons of potable water daily to the thirteen major operating systems in the following table. In addition to the principal systems identified, Connecticut Water owns, maintains, and operates forty-nine small, non-interconnected satellite and consecutive water systems that, combined, have the ability to deliver about two million gallons of additional water per day to their respective systems. For some small consecutive water systems, purchased water may comprise substantially all of the total available supply of the system.

Connecticut Water owns and operates 22 water filtration facilities, having a combined treatment capacity of approximately 29.55 million gallons per day.

The Company’s estimated available water supply, including purchased water agreements, but excluding non-principal systems, is as follows:

System	Estimated Available Supply (million gallons per day)
Chester System	1.69
Collinsville System	1.65
Danielson System	3.76
Gallup System	0.60
Guilford System	10.10
Naugatuck System	7.07
Northern Western System	16.55
Plainfield System	1.01
Stafford System	1.00
Terryville System	0.91
Thomaston System	1.73
Thompson System	0.29
Unionville System	6.02
Total	52.38

As of December 31, 2010, the transmission and distribution systems of Connecticut Water consisted of approximately 1,500 miles of main.  On that date, approximately 77 percent of our mains were eight-inch diameter or larger.  Substantially all new main installations are cement-lined ductile iron pipe of eight-inch diameter or larger.

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

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CTWS”.  Our quarterly high and low stock prices as reported by NASDAQ and the cash dividends we paid during 2010 and 2009 are listed as follows:

	Price		Dividends
Period	High	Low	Paid
2010
First Quarter	$25.12	$21.57	$.2275
Second Quarter	24.28	20.00	.2275
Third Quarter	24.15	20.80	.2325
Fourth Quarter	27.90	23.60	.2325

2009
First Quarter	$24.76	$17.31	$.2225
Second Quarter	22.63	19.31	.2225
Third Quarter	22.86	20.57	.2275
Fourth Quarter	26.45	21.68	.2275

As of March 1, 2011, there were approximately 3,700 holders of record of our common stock.

We presently intend to pay quarterly cash dividends in 2011 on March 15, June 15, September 15 and December 15, subject to our earnings and financial condition, regulatory requirements and other factors our Board of Directors may deem relevant.

The Company’s Annual Meeting of Shareholders is scheduled for May 12, 2011 in Westbrook, Connecticut.

Purchases of Equity Securities by the Company – In May 2005, the Company adopted a common stock repurchase program (Share Repurchase Program).  The Share Repurchase Program allows the Company to repurchase up to 10% of its outstanding common stock, at a price or prices that are deemed appropriate.  As of December 31, 2010, no shares have been repurchased.  Currently, the Company has no plans to repurchase shares under the Share Repurchase Program.

Performance Graph – Set forth below is a line graph comparing the cumulative total shareholder return for each of the years 2005 – 2010 on the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies in the Standard & Poor’s 500 Index and the Standard and Poor’s 500 Utility Index.

	2005	2006	2007	2008	2009	2010
Connecticut Water Service, Inc.	100.00	96.31	103.44	107.31	117.36	137.52
Standard & Poor’s 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
Standard & Poor’s 500 Utilities Index	100.00	120.99	144.43	102.58	114.79	121.06

ITEM 6. SELECTED FINANCIAL INFORMATION

SUPPLEMENTAL INFORMATION (Unaudited)

SELECTED FINANCIAL DATA

Years Ended December 31, (thousands of dollars except per share
amounts and where otherwise indicated)	2010	2009	2008	2007	2006
CONSOLIDATED STATEMENTS OF INCOME
Continuing Operations
Operating Revenues	$66,408	$59,391	$61,270	$59,026	$46,945
Operating Expenses	$52,573	$47,003	$47,874	$46,324	$39,962
Other Utility Income, Net of Taxes	$742	$704	$579	$552	$542
Total Utility Operating Income	$14,577	$13,092	$13,975	$13,254	$7,525
Interest and Debt Expense	$5,853	$4,744	$5,198	$4,411	$4,461
Net Income	$9,798	$10,209	$9,424	$8,781	$6,708
Cash Common Stock Dividends Paid	$7,942	$7,671	$7,373	$7,146	$7,014
Dividend Payout Ratio from Continuing Operations	81%	75%	78%	81%	105%
Weighted Average Common Shares Outstanding	8,531,741	8,447,950	8,377,428	8,270,494	8,187,801
Basic Earnings Per Common Share from Continuing Operations	$1.14	$1.20	$1.12	$1.06	$0.81
Number of Shares Outstanding at Year End	8,676,849	8,573,744	8,463,269	8,376,842	8,270,394
ROE on Year End Common Equity	8.7%	9.4%	9.1%	8.8%	7.0%
Declared Common Dividends Per Share	$0.920	$0.900	$0.880	$0.865	$0.855

CONSOLIDATED BALANCE SHEET
Common Stockholders' Equity	$113,191	$108,569	$103,476	$100,098	$95,938
Long-Term Debt (Consolidated, Excluding Current Maturities)	111,675	111,955	92,227	92,285	77,347
Preferred Stock	772	772	772	772	772
Total Capitalization	$225,638	$221,296	$196,475	$193,155	$174,057
Stockholders' Equity (Includes Preferred Stock)	51%	49%	53%	52%	56%
Long-Term Debt	49%	51%	47%	48%	44%
Net Utility Plant	$344,219	$325,202	$299,233	$277,662	$263,187
Total Assets	$425,211	$415,276	$372,431	$360,813	$328,140
Book Value - Per Common Share	$13.05	$12.66	$12.23	$11.95	$11.60

OPERATING REVENUES BY
REVENUE CLASS
Residential	$42,103	$36,471	$37,963	$38,354	$29,067
Commercial	7,725	6,729	7,150	6,762	5,652
Industrial	1,755	1,459	1,822	1,764	1,589
Public Authority	2,280	1,926	2,027	1,924	1,507
Fire Protection	11,430	10,958	10,606	9,482	8,708
Other (Including Non-Metered Accounts)	1,115	1,848	1,702	740	422
Total Operating Revenues	$66,408	$59,391	$61,270	$59,026	$46,945

Number of Customers (Average)	88,895	88,390	87,028	84,023	82,552
Billed Consumption (Millions of Gallons)	6,958	6,472	6,895	7,257	6,918
Number of Employees	204	225	226	206	200

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Executive Overview

The Company is a non-operating holding company, whose income is derived from the earnings of its three active wholly-owned subsidiary companies: The Connecticut Water Company (Connecticut Water), New England Water Utility Services, Inc. (NEWUS), and Chester Realty Company (Chester Realty).

In 2010, approximately 88% of the Company’s net income was attributable to the water activities of its largest subsidiary, Connecticut Water, a regulated water utility with 89,402 customers throughout 55 Connecticut towns, as of December 31, 2010.  The rates charged for service by Connecticut Water are subject to review and approval by the Connecticut Department of Public Utility Control (DPUC).

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

On January 6, 2010, Connecticut Water filed a rate application with the DPUC, requesting a multi-year increase totaling $19.1 million above pro forma test year revenues, including the aforementioned WICA surcharge, over a three-year period.  On July 14, 2010, the DPUC issued its Final Decision in the case, granting an increase in revenues of $8.0 million, or approximately 13%, over pro forma test year revenues.  The DPUC approved a return on equity of 9.75%.  The new rates became effective for services rendered on or after July 14, 2010, at which point all previously approved infrastructure surcharges were folded into customers’ base charges.  The DPUC did not approve Connecticut Water’s multi-year requested increase of $19.1 million, $16.3 million was associated with the initial year.  The DPUC chose to not consider years 2 and 3 included in Connecticut Water’s application.  The Final Decision does not preclude Connecticut Water from seeking increased rates for future years as part of a new general rate filing should it choose to do so.

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

On October 29, 2010, Connecticut Water filed a WICA application with the DPUC requesting a 1.58% surcharge to customer bills representing investments of approximately $9.4 million in WICA related projects that were placed into service after April 12, the date the DPUC recognized for rate base purposes during the 2010 rate case.  On December 28, 2010, the DPUC approved the 1.58% surcharge effective for all bills issued after January 1, 2011.

The Company has and will continue to focus on minimizing operating costs that are passed along to its customers without sacrificing the quality service it values and the customers demand.  At the same time, the Company will continue to employ its current strategy of timely collection of appropriate costs and a fair rate of return for its shareholders through appropriate rates for its regulated water service.  As part of a broader organizational review, beginning in July 2010, the Company examined both its regulated and unregulated operations to ensure that it is maximizing the Company’s financial results while maintaining the high quality water and service our customers have come to expect.  During the third quarter the Company determined that a targeted reduction in workforce was appropriate.  The Company eliminated approximately 15 positions that centered on traditional managerial, officer and overhead positions.  The Company did not eliminate positions in direct service of its customers.  The Company recorded a one-time pre-tax charge of approximately $786,000 related to this organizational review.  This charge represents the aggregate severance benefit provided to the employees leaving the Company, legal costs associated with the review and out placement services provided to the effected employees.  The Company will continue to evaluate all segments of its business and will make additional changes if warranted.

The Company prides itself on being able to help water systems that do not have the resources to deliver the best water possible to their customers.  On February 16, 2010, the Company announced the acquisition of the assets of water systems in Killingworth and Mansfield, Connecticut.  These acquisitions added approximately 500 customers to the Company.  The system acquired in Killingworth had water quality issues that the previous owners were unable to address.  The Company designed, purchased, and installed a uranium treatment system that was brought on-line in October 2010.  Since the treatment system went on-line, uranium has not been detected at the system.

In 2010, Connecticut Water added 70 private well owners in our existing service territories.  In 2011 and beyond, the Company will continue its efforts to tie-in private well owners whose homes are in close proximity to our mains.  Additionally, the Company will continue to work with developers to encourage public water use for new residential construction within Connecticut Water’s service areas.

While the Company plans to file timely rate cases, continue to make acquisitions and, in the future, utilize the WICA adjustment to allow for more timely recovery of investment in utility plant, it will also look to NEWUS to increase its earnings in the unregulated business.  The Company will continue to seek out maintenance and service contracts with new customers and renew existing contracts that have proven to be beneficial to the Company, as well as to continue the expansion of the Linebacker® program.  In January 2010, NEWUS acquired the assets of Home Service USA.  Prior to the acquisition, Home Service USA offered Connecticut Water customers coverage for failure of home plumbing and septic drainage lines.  NEWUS agreed to purchase the right to provide the service to Connecticut Water customers and began offering its own comparable coverage.  As part of the agreement, Home Service USA will not offer its products to Connecticut Water customers for a period of ten years.  The new products offered by NEWUS have been integrated into the Linebacker® program.

During 2010, the Company entered into discussions to sell approximately 175 acres of land to the Town of Plymouth, CT for open space purposes.  The Town was awarded a Watershed and Open Space Grant from the Connecticut Department of Environmental Protection to assist in purchasing the land.  This transaction will allow the Company to receive financial benefit by disposing of property that is no longer needed for public water supply purposes while at the same time supporting environmental stewardship by ensuring the property is permanently maintained as open space.  The Company expects the transaction, if approved by the Town’s residents and the DPUC, to be completed in late 2011 or early 2012.

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

Connecticut Water is also subject to environmental and water quality regulations, which are continually modified and refined to ensure the safety of the Company’s water sources and, ultimately, the public’s health.  Costs to comply with environmental and water quality regulations are substantial.  The costs to comply with future changes in state or federal regulations, which could require us to modify current filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.  While there can be no guarantee that all expenditures related to increased regulation will be recoverable in rate proceedings, the Company believes that the regulatory environment in Connecticut would allow prudent expenditures to be recovered in rates.  To date, the Company has never had any costs associated with water quality and environmental spending refused in a general rate proceeding.  The Company believes that it is in compliance with current regulations, but the regulations are subject to change at any time.  During 2010, the Company incurred approximately $0.7 million in capital expenditures on Safe Drinking Water Act projects.  The Company expects to spend approximately $1.2 million on Safe Water Drinking Act projects in 2011, primarily to bring newly acquired systems up to the Company’s standards.

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

Revenue Recognition – The Company’s accounting policies regarding revenue recognition by segment are as follows:

Water Activities – Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as public and private fire protection customers who are billed monthly.  Most customers, except fire protection customers, are metered.  Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and are earned when water is delivered.  Public fire protection revenues are based on the length of the water main, and number of hydrants in service and are earned on a monthly basis.  Private fire protection charges are based on the diameter of the connection to the water main.  Connecticut Water accrues an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter.

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

The discount rate assumption we use to value our pension and postretirement benefit obligations has a material impact on the amount of expense we record in a given period.  Our 2010 and 2009 pension expense was calculated using assumed discount rates of 5.95% and 6.25%, respectively. Our 2010 and 2009 post-retirement welfare expense was calculated using assumed discount rates of 5.80% and 6.20%, respectively.  In 2011, our pension and postretirement welfare expense will be calculated using assumed discount rates of 5.50% and 5.35%, respectively.  The following table shows how much a one percent change in our assumed discount rate would have changed our reported 2010 pension and postretirement expense:

	Increase (Decrease) in Pension Expense	Increase (Decrease) in Postretirement Expense
1% Increase in the discount rate	$(370,000)	$(189,000)
1% Decrease in the discount rate	$430,000	$229,000

Other assumptions that affect the costs associated with our benefit plans include the assumed rate of return on plan assets and the expected rate of compensation increase.  The Company has assumed an 8% return on plan investments for 2010 and 2009 and a 3.5% and 4.5% rate of compensation increase for our pension and post-retirement welfare plans, in 2010 and 2009, respectively.  The assumed health care trend rate was 10% at December 31, 2010 and 2009, respectively.

Outlook

The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.  The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at current or lower levels, customer growth in the Company’s core regulated water utility business, growth in revenues attributable to non-water sales operations, availability and desirability of land no longer needed for water delivery for land sales, and the timing and adequacy of rate relief when requested, from time to time, by our regulated water company.

The Company believes that the factors described above and those described in detail below under the heading “Commitments and Contingencies” may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2011 and beyond.  Please also review carefully the risks and uncertainties described in Item 1A – Risk Factors and those described above under the heading “Special Note Regarding Forward Looking Statements”.

Based upon the outcome of the 2010 rate case, the Company expects Net Income from its Water Activities segment to increase in 2011 over 2010 levels, along with modest growth in its Services and Rentals segment.  During 2011 and subsequent years, the ability of the Company to maintain and increase its Net Income will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the section entitled “Commitments and Contingencies” and the risks and uncertainties described in the “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors”.

FINANCIAL CONDITION
Liquidity and Capital Resources

The Company is not aware of any demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

With the implementation of the Company’s new Enterprise Resource Planning (ERP) system, the Company delayed customer billings in order to verify the integrity of the system and the accuracy of those bills prior to mailing.  As a result, some billings and consequently, cash receipts were delayed.  The Company has increased its utilization of its lines of credit during this period.  Its operations, including plans to continue investment in new infrastructure, are not impacted.

The Company has returned to normal billing and collection processes and does not anticipate delays in billing or collection in subsequent periods.  The delay in billing contributed to the increase in the Company’s bad debt expense for the year of approximately $198,000 due to the reserve policy based upon aging of the receivables.  The Company fully anticipates that the reserve will return to more historical levels over the first quarter of 2011.

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which expires on June 25, 2011.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 10, 2011.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2011.  The Company expects to renew expiring lines in 2011.  Interim Bank Loans Payable at December 31, 2010 and 2009 was approximately $26.3 million and $25.0 million, respectively, and represents the outstanding aggregate balance on these lines of credit.  As of December 31, 2010, the Company had $13.7 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

At December 31, 2010 and 2009, the weighted average interest rates on these short-term borrowings outstanding were 2.33% and 2.23%, respectively.

In 2010, the Company spent $26.2 million on capital projects.  The Company used a combination of its internally generated funds, borrowing under its available lines of credit, and a long term debt issuance to fund this construction budget.  The Company issued $20 million in private activity bonds issued through the Connecticut Development Authority (CDA), for a long term debt issuance in December 2009.  The bonds were issued on December 1, 2009 at five and one-tenth percent and are due December 1, 2039.  The Company recently obtained authorization through the CDA to issue up to $24 million in private activity bonds in 2011.  The Company expects to conduct a bond offering late in 2011 or early in 2012.

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

The Company offers a dividend reinvestment plan (DRIP) to all registered shareholders, whereby shareholders can elect to have cash dividends directly reinvested into additional shares of the Company’s common stock.  During the years ended December 31, 2010 and 2009, shareholders reinvested $1,358,000 and $1,323,000, respectively, as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the year ended December 31, 2010, 14,074 options were exercised resulting in approximately $287,000 in proceeds to the Company.  For the same period in 2009, 17,498 options were exercised resulting in approximately $390,000 in proceeds to the Company.

The following table shows the total construction expenditures excluding non-cash contributed utility plant for each of the last three years and what we expect to invest on construction projects in 2011.

	Gross Construction Expenditures	Construction Funded by Developers & Others	Construction Funded by Company
2010	$26,692,000	$452,000	$26,240,000
2009	$28,349,000	$751,000	$27,598,000
2008	$20,737,000	$860,000	$19,877,000

2011 (Projected)	$23,000,000	**	$23,000,000

** – The Company cannot predict the amount of construction funded by others.

During 2010, the Company incurred approximately $26.7 million of construction expenditures, including approximately $500,000 funded by developers and others.  The Company financed the expenditures through internally generated funds, long-term debt issuances, proceeds from its dividend reinvestment plan, customers’ advances, contributions in aid of construction and short-term borrowings.

Our Board of Directors has approved a $23.0 million construction budget for 2011, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will use a combination of its internally generated funds, borrowing under its available lines of credit and, depending on capital market conditions, a long term debt issuance.

As the Company looks forward to 2011 and 2012, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery through periodic WICA applications.  The total cost of that investment is expected to exceed the amount of internally generated funds.  The Company expects that it will require external financing over the next two years.  In order to maintain a balanced capital structure, we expect to consider both debt and equity issuances.  As the capital investment planning process is completed in the coming periods, the Company expects to provide a reasonable range of these potential financings, including the recently obtained authorization of CDA bonds discussed above.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related persons.

The following table summarizes the Company’s future contractual cash obligations as of December 31, 2010:

Payments due by Periods
(in thousands)
Contractual Obligations	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	More than 5 years
Long-Term Debt (LTD)	$111,675	$--	$--	$--	$111,675
Interest on LTD	107,296	4,860	9,720	9,720	82,996
Operating Lease Obligations	536	273	263	--	--
Purchase Obligations (1) (2)	95,675	1,034	2,051	2,207	90,383
Long-Term Compensation Agreement(3)	39,622	2,470	4,267	4,258	28,627
Total (4) (5)	$354,804	$8,637	$16,301	$16,185	$313,681

(1) Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (RWA) to purchase water from RWA.  The agreement was signed on April 24, 2006 and will remain in effect for a minimum of fifty (50) years from that date.  Connecticut Water has agreed to purchase a maximum of one million (1,000,000) gallons of water per day from RWA.  The Company is required to pay $75,000 per year for access to this water.
(2) Connecticut Water has an agreement with The Metropolitan District (MDC) to purchase water from MDC.  The agreement became effective on October 6, 2000 for a term of fifty (50) years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service.
(3) Pension and post retirement contributions cannot be reasonably estimated beyond 2010 and may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.  The amounts included for pension and post retirement contributions are management’s best estimate, including the Company’s planned $1.2 million pension contribution in 2011.
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

RESULTS OF OPERATIONS

Overview of 2010 Results from Operations

Net Income for 2010 was $9,798,000, or $1.14 basic earnings per share, a decrease of $411,000, or $0.06 basic earnings per share, compared to 2009.  The decrease in earnings was principally due to lower net income in our Real Estate and Services and Rentals segments partially offset by higher net income in our Water Activities segment.  Changes in net income for our segments were as follows:

Business Segment	2010 Net Income	2009 Net Income	Increase (Decrease)
Water Activities	$8,669,000	$7,831,000	$838,000
Real Estate	230,000	1,449,000	(1,219,000)
Services and Rentals	899,000	929,000	(30,000)
Total	$9,798,000	$10,209,000	$(411,000)

Water Activities

The increase in net income from Water Activities for 2010 over 2009 was $838,000 or 10.7%.  A breakdown of the components of this increase was as follows:

	2010	2009	Increase (Decrease)
Operating Revenues	$66,408,000	$59,391,000	$7,017,000
Operation and Maintenance	33,105,000	32,181,000	924,000
Depreciation	7,088,000	6,403,000	685,000
Income Taxes	5,323,000	2,466,000	2,857,000
Taxes Other than Income Taxes	6,271,000	5,953,000	318,000
Organizational Review Charge	786,000	--	786,000
Other Utility Income	742,000	704,000	38,000
Other Deductions	(226,000)	(784,000)	558,000
Interest and Debt Expense (net of AFUDC)	5,682,000	4,477,000	1,205,000
Total Income from Water Activities	$8,669,000	$7,831,000	$838,000

Revenues from our water customers increased $7,017,000 or 11.8% to $66,408,000 for the year ended December 31, 2010 when compared to 2009.  The primary reasons for the increased revenues in 2010 were higher water production and consumption and rate increases approved by the DPUC during 2010.
-
Water production increased by 6.2% for the year ended December 31, 2010.  The increase in production was due to more favorable weather during the second and third quarters of 2010 when compared to the same periods of 2009.  During these two quarters, when the weather is warm and dry, residential customers are more likely to use more water.  During 2009, the Town of Windsor Locks, CT, part of our largest service area, saw 102 days of rain compared to 77 days in 2010.  During the six month period of April through September 2010, the Company’s water production increased by approximately 13%, when compared to the same six month period of 2009.

-	During the first six months of 2010, customers were charged a 2.1% cumulative WICA surcharge that was not in effect during 2009.
-	Effective July 14, 2010, the WICA surcharge was folded into the Company’s approximate 13% rate increase to customers.

The factors detailed above led to an increase in revenue from residential customers of $5,632,000 or 15.4%.  Residential customers represent our largest customer class and the group whose usage is most dependent on favorable weather.  For the year ended December 31, 2010, revenues from all other customer classes increased by approximately 10%.  Offsetting the increases described above was a decrease in revenues related to miscellaneous services, interest charged on late payments and turn-on/turn-off charges.

Operation and Maintenance (O&M) expense increased in 2010 by $924,000 due to the following changes in expenses:

Components of O&M	2010	2009	Increase (Decrease)
Labor	$12,093,000	$11,637,000	$456,000
Water treatment (including chemicals)	2,553,000	2,253,000	300,000
Pension costs	2,010,000	1,718,000	292,000
Post-retirement medical costs	984,000	725,000	259,000
Vehicle	1,481,000	1,351,000	130,000
Customer	1,075,000	947,000	128,000
Utility costs	3,527,000	3,433,000	94,000
Regulatory commission expense	301,000	324,000	(23,000)
Other employee benefit costs	351,000	414,000	(63,000)
Outside services	1,404,000	1,590,000	(186,000)
Medical expense	1,714,000	2,220,000	(506,000)
Other	5,612,000	5,569,000	43,000
Total O&M Expense	$33,105,000	$32,181,000	$924,000

Operation and Maintenance costs for the year ended December 31, 2010 saw an increase of 2.9%, primarily due to items as follows:
-	Labor costs increased in 2010 primarily due to a larger component of 2009 labor costs being capitalized as part of the implementation of a new Enterprise Resource Planning (ERP) system;
-
Water treatment costs increased due to higher costs associated with laboratory testing and waste disposal.  Additionally, the costs of chemicals increased when compared to 2009 due to higher prices and an increase in water production;

-
Pension and post-retirement medical costs increased due primarily to a decrease in the discount rate used to determine the future liabilities of the plans and, partially, to a decline in the market value of the plans’ assets in prior periods; and

-
Customer costs increased due to higher bad debt expense.  This was driven by a higher Accounts Receivable balance at December 31, 2010, when compared to 2009, due to higher consumption and higher rates in effect during the second half of 2010 and due to an increase in accounts receivable aged over 180 days, due in part to employees focusing on bill integrity with the implementation of the ERP system in the first quarter of 2010.  These increases to Customer costs were partially offset by a decrease in customer communication and postage costs.

The increases in O&M discussed above were partially offset by the following decreases:
-
Outside services decreased due to a reduction in legal fees associated with the favorable resolution of an on-going legal matter in our Unionville decision during 2010 and a reduction in temporary labor used as part of cost containment; and

-
Medical costs decreased 23% due to a reduction in claims and administrative expense as well as an increase in the amount contributed by employees through payroll deductions.  While the Company has taken steps to manage its medical costs by offering a wider variety of plans, including a high-deductible health plan, and passing some cost increases on to employees, it is difficult to project future costs as they are primarily dependant on claims made by employees in any given year.

The Company’s Depreciation expense increased $685,000 or 10.7% from 2009 to 2010.  The primary driver of the increase in Depreciation expense is a higher Utility Plant balance in 2010.  A portion of this higher Utility Plant balance is related to the implementation of the Company’s new ERP system that went into service in the first quarter of 2010 which is depreciated at a higher rate than our typical water delivery infrastructure.  The Company’s prior ERP system was fully depreciated prior to the implementation of the new system.

The increase in Income Tax expense associated with the Water Activities segment of $2,857,000 was due primarily to higher pre-tax income and a higher effective income tax rate in 2010 when compared to 2009.  The drivers of the higher effective tax rate are decreases to flow through timing differences, including planned pension contributions, and the utilization of state tax credits associated with infrastructure investment made by the Company.

The increase in Taxes Other Than Income Taxes was primarily due to both higher payroll tax and property taxes due to higher utility plant balances.

As described above, the Company underwent an organizational review in July 2010.  The Company experienced a one-time third quarter of 2010 charge associated with the organizational reviews of $786,000.  The majority of that charge, approximately $583,000, related to severance packages offered to the employees affected by this review.  The remainder was split among fees related to legal and out-placement services and costs associated with the accelerated vesting of certain executive benefits.  As of December 31, 2010, all payments related to the organizational review have been made.  The Company expects that the Organizational Review undertaken during 2010 will provide savings in future periods related to labor and employee benefit expenses.

The decrease in Other Deductions was primarily due to lower executive employee benefit costs in 2010 when compared to the same period in 2009.

Interest and Debt Expense increased primarily due to the issuance of $20 million of debt in December 2009.

Real Estate

While the Company did not complete any land transactions during the year ending December 31, 2010, adjustments were made to valuation allowances recorded in earlier years which produced Net Income of $230,000 in 2010.  Through land donations and discount land sales in previous years, the Company earned tax credits to use in future years.  The Company is limited by time and the amount of taxable income when using these credits.  Each year, the Company assesses its ability to use these credits going forward and makes adjustments to its valuation allowances, accordingly.

During 2009, the Company completed the sale of a conservation easement to the Town of Windsor Locks, CT for $2 million.  The transaction generated $1.2 million in net income for the Company.  The Company also adjusted tax valuation allowances associated with land donations made in previous years generating approximately $207,000 in net income in the Real Estate segment in 2009.  Additionally, Chester Realty, sold a rental property in Killingly, CT during the third quarter of 2009, generating a small profit.

Income from the Real Estate segment is largely dependent on the tax deductions received on donations and, or, sales of available land.  This typically occurs when utility-owned land is deemed to be unnecessary to protect water sources.  The Company plans to continue to utilize land donations and sales in 2011, and beyond, to generate income for this segment of our business, including the potential sale of land to the Town of Plymouth discussed above.

Services and Rentals

Net income generated from the Services and Rental segment decreased in 2010 by $30,000, over 2009 levels, while earnings per basic share remained flat.  The decreased net income was primarily due to increases in general and administrative expenses in 2010.

Overview of 2009 Results from Operations

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

Revenues from our water customers declined $1,879,000 or 3.1% to $59,391,000 for the year ended December 31, 2009.  Specific details of the decline in revenue are as follows:

-
On July 1, 2009, the Company’s first WICA surcharge and the voluntarily enacted rate decrease, became effective.  The net effect of these two new items on customers’ bills was a decrease to operating revenue of approximately $287,000, or approximately 15% of the total year over year decrease in customer revenues.  WICA charges will continue to appear on customer’s bills until the Company’s next general rate case, including increases to WICA charges between cases, while the rate reduction was eliminated on January 1, 2010.

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

Operation and Maintenance costs for the year ended December 31, 2009 increased 1.0%, when compared to the prior year, largely due to the employee focus on capital projects, both administrative and field related.  The primary administrative capital project is the implementation of the ERP system the Company began implementing in 2008.  The ERP system updated the Company’s accounting and customer information systems, as well as other improvements to our Information Technology.  Medical expenses increased primarily due to an increase in medical claims filed by employees, partially offset by an increase in the amount contributed by employees.  Pension costs increased primarily due to an increase to the discount rate.  Water treatment costs increased primarily due to an increase in the cost of key chemicals, despite a decrease in water production when compared to prior year.  The increase in other employee benefits relates primarily to increases in stock-based compensation costs for executives and increased expenses related to the Company’s 401(k) plan.  Purchased water costs increased in the period primarily due to an increase in water purchased in our Unionville and Mansfield systems, off-set by a reduction in purchased water costs in Naugatuck.  Additionally, the Company negotiated a reduction of bills related to 2007 purchased water that the Company realized as a reduction of expense in the first quarter of 2008.  During 2009, the Company was billed for water as it was purchased from neighboring utilities at the negotiated rates.  Insurance costs increased over 2008 levels due to an increase in the Company’s general liability premiums.  The Company saw an increase in its customer costs due to increases in uncollectible accounts and to an increase in customer communication costs.

The increases to Operation and Maintenance expense discussed above were partially offset by the following decreases to expense.  The largest driver of decreased vehicle costs during 2009 was a reduction in fuel costs.  The Company saw a decrease in utility costs primarily due to decreased communication charges and lower electricity costs.  Labor costs have decreased compared to 2008 due to a large number of ongoing capital projects, including the implementation of the ERP system, where approximately 25% of our employees spent a portion of their time directly participating in the design and implementation of the new system.  For the year ended December 31, 2009, approximately $757,000 in Labor costs were related to the ERP system and not part of O&M expense.  Post-retirement medical costs decreased over 2008 levels due to changes in plan benefits.

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

The decrease in Income Tax expense associated with the Water Activities segment of $1,052,000 was due primarily to a lower effective income tax rate in 2009 when compared to 2008 and lower pre-tax income on Water Activities.  The drivers of the lower effective tax rate are increases to flow through timing differences, including planned pension contributions, and the utilization of state tax credits associated with infrastructure investment made by the Company.

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

Interest and Debt Expense decreased due to interest rates on our variable rate debt being lower throughout 2009 than 2008.  The Company expects interest expense to increase during 2010 due to the December 2009 debt issuance.

Real Estate

During 2009, the Company completed the sale of a conservation easement to the Town of Windsor Locks, CT for $2 million.  The transaction generated $1.2 million in net income for the Company.  Through land donations and discount land sales in previous years, the Company earned tax credits to use in future years.  The Company is limited by time and the amount of taxable income when using these credits.  Each year, the Company assesses its ability to use these credits going forward and makes adjustments to its valuation allowances, accordingly.  During 2009, the Company also adjusted tax valuation allowances associated with land donations made in previous years generating approximately $207,000 in net income in the Real Estate segment.  Additionally, Chester Realty, sold a rental property in Killingly, CT during the third quarter of 2009, generating a small profit.

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

Rate Relief – Connecticut Water is a regulated public utility, which provides water services to its customers.  The rates that regulated companies charge their water customers are subject to the jurisdiction of the regulatory authority of the DPUC.  Connecticut Water’s allowed rate of return on equity and return on rate base are currently 9.75% and 7.32%, respectively.

In 2007, the State of Connecticut adopted legislation which permits regulated water companies to recapture money spent on eligible infrastructure improvements without a full rate case proceeding.  The DPUC may authorize regulated water companies to use a rate adjustment mechanism, such as a Water Infrastructure and Conservation Adjustment (WICA), for eligible projects completed and in service for the benefit of the customers.  Regulated water companies may only charge customers such an adjustment to the extent allowed by the DPUC based on a water company’s infrastructure assessment report, as approved by the DPUC and upon semiannual filings which reflect plant additions consistent with such report.

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

The Company is currently in discussions to sell approximately 175 acres to the Town of Plymouth, CT for open space purposes.  The Company expects the transaction, if approved by the Town’s residents and the DPUC, to be completed in late 2011 or early 2012.

Capital Expenditures – The Company has received approval from its Board of Directors to spend $23.0 million on capital expenditures in 2011, in part due to increased spending primarily for infrastructure improvements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary market risk faced by the Company is interest rate risk. As of December 31, 2010, the Company had no exposure to derivative financial instruments or financial instruments with significant credit risk or off-balance-sheet risks.  In addition, the Company is not subject in any material respect to any currency or other commodity risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries and the use of the interest rate swap agreement discussed below.  In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which expires on June 25, 2011.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 10, 2011.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2011.  Interim Bank Loans Payable at December 31, 2010 and 2009 was approximately $26.3 million and $25.0 million, respectively, and represents the outstanding aggregate balance on these lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Connecticut Water Service, Inc., and the Notes to Consolidated Financial Statements together with the report of PricewaterhouseCoopers LLP, independent registered public accounting firm are included herein on pages F-2 through F-23.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of December 31, 2010, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  We have used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in conducting our evaluation of the effectiveness of the internal control over financial reporting.  Based on our evaluation, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

During the first quarter of 2010, the Company implemented a new Enterprise Resource Planning (ERP) system.  The implementation of the ERP system involved changes to certain internal controls over financial reporting.  Management has reviewed and evaluated the design of key controls in the new ERP system and the accuracy of the data conversion that took place during the implementation and did not identify a control deficiency or combination of control deficiencies that management believes meet the definition of a material weakness in internal control over financial reporting.  There is a risk such control deficiencies may exist that have not yet been identified and that could constitute, individually or in combination, a material weakness.  Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

ITEM 9B.  OTHER INFORMATION

None
PART III

Pursuant to General Instruction G(3), the information called for by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed on EDGAR on or about March 31, 2011.  Certain information concerning the executive officers of the Company is included in Item 1 of this report.

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

Page
		Index to Consolidated Financial Statements and Schedule	F-1

		Report of Independent Registered Pubic Accounting Firm	F-2

		Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008	F-3

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008	F-3

		Consolidated Balance Sheets at December 31, 2010 and 2009	F-4

		Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	F-5

		Notes to Consolidated Financial Statements	F-6

	2.	Financial Statement Schedule:

The following schedule of the Company is included on the attached page as indicated

		Schedule II Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2010, 2009 and 2008	S-1

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of comprehensive income present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
March 11, 2011

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, (in thousands, except per share data)	2010	2009	2008

Operating Revenues	$66,408	$59,391	$61,270

Operating Expenses
Operation and Maintenance	33,105	32,181	31,877
Depreciation	7,088	6,403	6,438
Income Taxes	5,323	2,466	3,518
Taxes Other Than Income Taxes	6,271	5,953	6,041
Orgainizational Review Charge	786	--	--

Total Operating Expenses	52,573	47,003	47,874

Net Operating Revenues	13,835	12,388	13,396

Other Utility Income, Net of Taxes	742	704	579

Total Utility Operating Income	14,577	13,092	13,975

Other Income (Deductions), Net of Taxes
Gain (Loss) on Real Estate Transactions	230	1,449	(160)
Non-Water Sales Earnings	899	929	790
Allowance for Funds Used During Construction	171	267	160
Other	(226)	(784)	(143)

Total Other Income (Deductions), Net of Taxes	1,074	1,861	647

Interest and Debt Expenses
Interest on Long-Term Debt	4,628	3,937	4,241
Other Interest Charges	784	393	560
Amortization of Debt Expense	441	414	397

Total Interest and Debt Expenses	5,853	4,744	5,198

Net Income	9,798	10,209	9,424

Preferred Stock Dividend Requirement	38	38	38

Total Net Income Applicable to Common Stock	$9,760	$10,171	$9,386

Weighted Average Common Shares Outstanding:
Basic	8,532	8,448	8,377
Diluted	8,633	8,523	8,430

Earnings Per Common Share:
Basic	$1.14	$1.20	$1.12
Diluted	$1.13	$1.19	$1.11

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (in thousands)	2010	2009	2008

Net Income Applicable to Common Stock	$9,760	$10,171	$9,386

Other Comprehensive Income, net of tax
Qualified cash flow hedging instrument net of tax (benefit) expense
of $(1), $48, and $(52) in 2010, 2009, and 2008, respectively	3	4	(81)
Adjustment to post-retirement benefit plans, net of tax expense
(benefit) of $12, $(49) and $(189) in 2010, 2009 and 2008, respectively	16	(140)	(296)
Unrealized Investment loss, net of tax expense (benefit) of $30,	47	247	(254)
$(158) and $(162) in 2010, 2009 and 2008, respectively

Comprehensive Income	$9,826	$10,282	$8,755

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except share amounts)	2010	2009

ASSETS
Utility Plant	$467,589	$441,412
Construction Work in Progress	4,013	6,751
	471,602	448,163
Accumulated Provision for Depreciation	(127,383)	(122,961)
Net Utility Plant	344,219	325,202
Other Property and Investments	5,568	5,513
Cash and Cash Equivalents	952	5,437
Accounts Receivable (Less Allowance, 2010 - $1,061; 2009 - $472)	10,135	6,502
Accrued Unbilled Revenues	6,344	5,416
Materials and Supplies, at Average Cost	1,248	1,136
Prepayments and Other Current Assets	1,749	1,471
Total Current Assets	20,428	19,962
Restricted Cash	1,226	12,697
Unamortized Debt Issuance Expense	7,334	7,766
Unrecovered Income Taxes	24,696	25,649
Pension Benefits	6,296	6,897
Post-Retirement Benefits Other Than Pension	5,451	2,496
Goodwill	3,608	3,608
Deferred Charges and Other Costs	6,385	5,486
Total Regulatory and Other Long-Term Assets	54,996	64,599
Total Assets	$425,211	$415,276

CAPITALIZATION AND LIABILITIES
Common Stockholders' Equity:
Common Stock Without Par Value:
Authorized - 25,000,000 Shares - Issued and Outstanding:
2010 - 8,676,849; 2009 - 8,573,744	$70,024	$67,286
Retained Earnings	43,603	41,785
Accumulated Other Comprehensive Income	(436)	(502)
Common Stockholders' Equity	113,191	108,569
Preferred Stock	772	772
Long-Term Debt	111,675	111,955
Total Capitalization	225,638	221,296
Interim Bank Loans Payable	26,342	25,000
Accounts Payable and Accrued Expenses	6,552	6,538
Accrued Taxes	598	18
Accrued Interest	993	954
Other Current Liabilities	617	546
Total Current Liabilities	35,102	33,056
Advances for Construction	36,719	39,543
Contributions in Aid of Construction	55,761	52,072
Deferred Federal and State Income Taxes	34,246	32,454
Unfunded Future Income Taxes	19,474	20,451
Long-Term Compensation Arrangements	16,747	14,898
Unamortized Investment Tax Credits	1,376	1,437
Other Long-Term Liabilities	148	69
Commitments and Contingencies
Total Capitalization and Liabilities	$425,211	$415,276

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (in thousands)	2010	2009	2008

Operating Activities:
Net Income	$9,798	$10,209	$9,424

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Deferred Revenues	239	527	(777)
Allowance for Funds Used During Construction	(171)	(238)	(123)
Depreciation (including $806 in 2010, $763 in 2009,
and $642 in 2008 charged to other accounts)	7,894	7,166	7,080
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues	(4,561)	175	(974)
(Increase) Decrease in Other Current Assets	(380)	328	204
Decrease (Increase) in Other Non-Current Items, net	968	551	(146)
Increase (Decrease) in Accounts Payable, Accrued
Expenses and Other Current Liabilities	1,272	438	(879)
Increase in Deferred Income Taxes and Investment Tax Credits, Net	1,708	1,575	1,878
Total Adjustments	6,969	10,522	6,263
Net Cash and Cash Equivalents Provided by Continuing Operations	16,767	20,731	15,687

Investing Activities:
Company Financed Additions to Utility Plant	(26,240)	(27,598)	(19,877)
Advances from Others for Construction	(281)	(513)	(737)
Net Additions to Utility Plant Used in Continuing Operations	(26,521)	(28,111)	(20,614)
Purchase of water systems, net of cash acquired	(297)	(1,469)	(3,500)
Purchase of customer contracts	(900)	--	--
Release of Restricted Cash	11,460	--	8,393
Net Cash and Cash Equivalents Used in Investing Activities in Continuing Operations	(16,258)	(29,580)	(15,721)

Financing Activities:
Net Proceeds from Interim Bank Loans	26,342	25,000	12,074
Net Repayment of Interim Bank Loans	(25,000)	(12,074)	(6,459)
Repayment of Long-Term Debt Including Current Portion	(280)	(280)	(57)
Proceeds from Issuance of Long-Term Debt	--	6,903	--
Proceeds from Issuance of Common Stock	1,358	1,323	1,281
Proceeds from Exercise of Stock Options	287	390	218
Costs Incurred to Issue Long-Term Debt and Common Stock	(2)	(464)	(2)
Advances from Others for Construction	281	513	737
Cash Dividends Paid	(7,980)	(7,709)	(7,411)
Net Cash and Cash Equivalents (Used in) Provided by Financing Activities	(4,994)	13,602	381

Net Increase (Decrease) in Cash and Cash Equivalents	(4,485)	4,753	347
Cash and Cash Equivalents at Beginning of Year	5,437	684	337
Cash and Cash Equivalents at End of Year	$952	$5,437	$684

Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant (see Note 1 for details)	$707	$1,664	$4,089
Short-term Investment of Bond Proceeds Held in Trust	$1,226	$12,697	$--
Supplemental Disclosures of Cash Flow Information:
Cash Paid for Continuing Operations During the Year for:
Interest	$5,478	$4,366	$4,876
State and Federal Income Taxes	$3,814	$2,907	$3,273

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC.

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – The consolidated financial statements include the operations of Connecticut Water Service, Inc. (the “Company”), an investor-owned holding company and its wholly-owned subsidiaries, including:

The Connecticut Water Company (“Connecticut Water”)
Chester Realty, Inc. (“Chester Realty”)
New England Water Utility Services, Inc. (“NEWUS”)
Barnstable Holding Company (“Barnstable Holding”)

Connecticut Water is our sole public water utility company, which served 89,402 customers in 55 towns throughout Connecticut as of December 31, 2010.

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

Regulatory assets and liabilities are comprised of the following:

(in thousands)	December 31
	2010	2009
Assets:
Postretirement benefits	$11,747	$9,393
Unrecovered income taxes and other	19,474	20,451
Deferred revenue (included in deferred charges)	4,122	4,361
Other (included in deferred charges)	2,049	1,536
Total regulatory assets	$37,392	$35,741

Liabilities:
Investment Tax Credits	$1,376	$1,437
Unfunded future income taxes and other	19,474	20,451
Total regulatory liabilities	$20,850	$21,888

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

Certain items giving rise to deferred state income taxes, as well as a portion of deferred federal income taxes related primarily to differences between book and tax depreciation expense, are recognized for ratemaking purposes on a cash or flow-through basis and will be recovered in rates in future years as they reverse.

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

CONNECTICUT WATER SERVICE, INC.

REVENUES – The Company’s accounting policies regarding revenue recognition by segment are as follows:

Water Activities – Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as public and private fire protection customers who are billed monthly.  Most customers, except fire protection customers, are metered.  Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and are earned when water is delivered.  Public fire protection revenues are based on the length of the water main, and number of hydrants in service and are earned on a monthly basis.  Private fire protection charges are based on the diameter of the connection to the water main.  Connecticut Water accrues an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter, which is reflected as Accrued Unbilled Revenues in the accompanying balance sheets.

With the implementation of the Company’s new Enterprise Resource Planning (ERP) system, the Company delayed customer billings in order to verify the integrity of the system and the accuracy of those bills prior to mailing.  As a result, some billings and consequently, cash receipts were delayed.  The Company has increased its utilization of its lines of credit during this period.  Its operations, including plans to continue investment in new infrastructure, are not impacted.

The Company has returned to normal billing and collection processes and does not anticipate delays in billing or collection in subsequent periods.  The delay in billing contributed to the increase in the Company’s bad debt expense for the year of approximately $198,000 due to the reserve policy based upon aging of the receivables.  The Company fully anticipates that the reserve will return to more historical levels over the first quarter of 2011.

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

The components that comprise Net Additions to Utility Plant during the last three years ending December 31 are as follows:

(in thousands)	2010	2009	2008
Additions to Utility Plant:
Company Financed	$26,240	$27,598	$19,877
Allowance for Funds Used During Construction	171	238	123
Subtotal – Utility Plant Increase to Rate Base	26,411	27,836	20,000
Advances from Others for Construction	281	513	737
Net Additions to Utility Plant	$26,692	$28,349	$20,737

Depreciation – Depreciation is computed on a straight-line basis at various rates as approved by the state regulator on a company by company basis.  Depreciation allows the Company to recover the investment in utility plant over its useful life.  The overall consolidated company depreciation rate, based on the average balances of depreciable property, was 1.7%, 1.6%, and 2.2% for 2010, 2009, and 2008, respectively.

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

CONNECTICUT WATER SERVICE, INC.

The Company believes that deferred income tax assets will be realized in the future.  The majority of unfunded future income taxes relate to deferred state income taxes.

Deferred Federal Income Taxes consist primarily of amounts that have been provided for accelerated depreciation subsequent to 1981, as required by federal income tax regulations.  Deferred taxes have also been provided for temporary differences in the recognition of certain expenses for tax and financial statement purposes as allowed by DPUC ratemaking policies.

MUNICIPAL TAXES – Municipal taxes are reflected as Taxes Other than Income Taxes and are generally expensed over the twelve-month period beginning on July 1 following the lien date, corresponding with the period in which the municipal services are provided.

STOCK OPTIONS – In the past, the Company issued stock options to certain employees; but has not done so since 2003.  For more information regarding stock based compensation, see Note 13, Stock Based Compensation Plans.

UNAMORTIZED DEBT ISSUANCE EXPENSE – The issuance costs of long-term debt, including the remaining balance of issuance costs on long-term debt issues that have been refinanced prior to maturity, and related call premiums, are amortized over the respective lives of the outstanding debt, as approved by the DPUC.

GOODWILL – As part of the purchase of a water company in 2002, the Company recorded goodwill of $3.6 million representing the amount of the purchase price over net book value of the assets acquired.  The Company accounts for goodwill in accordance with Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“FASB ASC 350”).

In accordance with FASB ASC 350, goodwill must be allocated to reporting units and reviewed for impairment at least annually.  The Company utilized an income valuation approach in the performance of the annual goodwill impairment test.  As of December 31, 2010, there was no impairment of the Company’s goodwill.

EARNINGS PER SHARE – The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the years ended December 31:

Years ended December 31,	2010	2009	2008
Numerator (in thousands)
Basic Net Income Applicable to Common Stock	$9,760	$10,171	$9,386
Diluted Net Income Applicable to Common Stock	$9,760	$10,171	$9,386
Denominator (in thousands)
Basic Weighted Average Shares Outstanding	8,532	8,448	8,377
Dilutive Effect of Stock Awards	101	75	53
Diluted Weighted Average Shares Outstanding	8,633	8,523	8,430
Earnings per Share
Basic Earnings per Share	$1.14	$1.20	$1.12
Dilutive Effect of Stock Awards	0.01	0.01	0.01
Diluted Earnings per Share	$1.13	$1.19	$1.11

NEW ACCOUNTING PRONOUNCEMENTS – FASB ASC 860 “Transfers and Servicing” (“FASB ASC 860”) improves the relevance and comparability of information that a reporting entity provides in its financial statements about transfers of financial assets.  The provisions of FASB ASC 860 became effective on January 1, 2010 and will be applied prospectively to transfers of financial assets completed after December 31, 2009.  The adoption of these provisions did not have an impact on the Company’s financial statements.

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

NOTE 2:  INCOME TAX EXPENSE

Under ASC 740, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. From time to time, the Company is assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  There were no such charges for the years ending December 31, 2010, 2009 and 2008.  Additionally, there were no accruals relating to interest or penalties as of December 31, 2010 and 2009.  The Company remains subject to examination by federal authorities for the 2005 through 2008 tax years and by state authorities for the tax years 2004 through 2009.

CONNECTICUT WATER SERVICE, INC.

Income Tax Expense for the years ended December 31, is comprised of the following:

(in thousands)	2010	2009	2008
Federal Classified as Operating Expense	$5,513	$3,566	$3,631
Federal Classified as Other Utility Income	368	342	267
Federal Classified as Other Income
Land Sales and Donations	(230)	409	178
Non-Water Sales	487	469	360
Other	(257)	(162)	(195)
Total Federal Income Tax Expense	5,881	4,624	4,241

State Classified as Operating Expense	(190)	(1,100)	(113)
State Classified as Other Utility Income	97	90	64
State Classified as Other Income
Land Sales and Donations	--	27	(19)
Non-Water Sales	120	123	90
Other	(43)	(17)	(23)
Total State Income Tax Expense	(16)	(877)	(1)
Total Income Tax Expense	$5,865	$3,747	$4,240

The components of the Federal and State income tax provisions are:

(in thousands)	2010	2009	2008
Current Income Taxes
Federal	$3,902	$2,338	$1,906
State	338	154	110
Total Current	4,240	2,492	2,016
Deferred Income Taxes, Net
Federal
Investment Tax Credit	(61)	(63)	(63)
Deferred Revenue	(75)	(75)	264
Land Donations	201	272	187
Depreciation	1,909	2,254	1,583
Other	5	(102)	364
Total Federal	1,979	2,286	2,335
State
Land Donations	--	35	85
Other (A)	(354)	(1,066)	(196)
Total State	(354)	(1,031)	(111)
Total Deferred Income Taxes	1,625	1,255	2,224
Total Income Tax	$5,865	$3,747	$4,240

(A)	– Fixed capital credits account for $(1,089) of Other in 2009.

Deferred income tax (assets) and liabilities are categorized as follows on the Consolidated Balance Sheets:

(in thousands)	2010	2009
Unrecovered Income Taxes	$(24,696)	$(25,649)
Deferred Federal and State Income Taxes	34,246	32,454
Unfunded Future Income Taxes	19,474	20,451
Unamortized Investment Tax Credit	1,376	1,437
Other	(185)	(139)
Net Deferred Income Tax Liability	$30,215	$28,554

CONNECTICUT WATER SERVICE, INC.

Deferred income tax (assets) and liabilities are comprised of the following:

(in thousands)	2010	2009
Charitable Contribution Carryforward (1)	$(1,778)	$(2,216)
Valuation Allowance	1,386	1,623
Tax Credit Carryforward (2)	(2,551)	(2,350)
Prepaid Income Taxes on CIAC	(66)	(66)
Prepaid Federal Income Tax on Services	(159)	(145)
Other Comprehensive Income	(234)	(275)
Accelerated Depreciation	32,520	30,626
Net of AFUDC and Capitalized Interest	264	257
Unamortized Investment Tax Credit	1,376	1,437
Other	(543)	(337)
Net Deferred Income Tax Liability	$30,215	$28,554

(1)	2010 charitable contribution carryover expires in 2012.
(2)	State tax credit carry-forwards expire beginning 2013 and ending in 2032.

The calculation of Pre-Tax Income is as follows:

(in thousands)	2010	2009	2008
Pre-Tax Income
Net Income	$9,798	$10,209	$9,424
Income Taxes	5,865	3,747	4,240
Total Pre-Tax Income	$15,663	$13,956	$13,664

In accordance with required regulatory treatment, deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate.  The differences between the effective income tax rate recorded by the Company and the statutory federal tax rate are as follows:

	2010	2009	2008
Federal Statutory Tax Rate	34.0%	34.0%	34.0%
Tax Effect Differences:
State Income Taxes Net of Federal Benefit	--	(4.3%)	--
Depreciation	0.4%	1.7%	1.6%
Charitable Contributions – Land Donation (Net of Valuation Allowance)	(1.5%)	(1.3)%	1.5%
Pension Costs	1.8%	(4.1%)	(5.1%)
Allowance for Funds Used During Construction	(0.4%)	(0.6%)	(0.3%)
Change in Estimate of Prior Year Income Tax Expense	--	0.9%	(0.5%)
Rate Case Expense	(0.7%)	0.4%	0.6%
Other	3.8%	0.2%	(0.7%)
Effective Income Tax Rate	37.4%	26.9%	31.1%

In 2009, the generation of current year state income tax credits, as well as the recording of the 2008 state income tax credits through the return to accrual, resulted in the decrease of the effective rate related to State Income Taxes Net of Federal Benefit.  The difference between book and tax depreciation on pre-1981 assets has decreased due to retirements of old assets through the WICA program and expiring depreciable lives.  The tax deductible contribution to the pension plan is less than the book expense in 2010, while the tax deductible contribution to the pension plan was larger than book expense in 2009.  The increase in Other Tax Effect differences is primarily driven by book and tax differences for bad debt expense and post-retirement benefits other than pension (PBOP).  The decrease in direct write offs of bad debt between 2010 and 2009 resulted in a 1.1% increase in the effective rate from year to year.  The maximum allowable contribution to the PBOP was significantly lower in 2010 than 2009, resulting in a 1.4% increase in the effective rate from year to year.

CONNECTICUT WATER SERVICE, INC.

NOTE 3:  COMMON STOCK

The Company has 25,000,000 authorized shares of common stock, no par value.  A summary of the changes in the common stock accounts for the period January 1, 2008 through December 31, 2010, appears below:

(in thousands, except share data)	Shares	Issuance Amount	Expense	Total
Balance, January 1, 2008	8,376,842	$64,414	$(1,606)	$62,808
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	22,046	465	--	465
Dividend Reinvestment Plan	52,606	1,287	--	1,287
Stock Options Exercised and Expensed	11,775	246	(2)	244
Balance, December 31, 2008	8,463,269	$66,412	$(1,608)	$64,804
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	31,515	767	--	767
Dividend Reinvestment Plan	61,462	1,323	--	1,323
Stock Options Exercised and Expensed	17,498	394	(2)	392
Balance, December 31, 2009	8,573,744	$68,896	$(1,610)	$67,286
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	31,282	1,077	--	1,077
Dividend Reinvestment Plan	57,749	1,358	--	1,358
Stock Options Exercised and Expensed	14,074	305	(2)	303
Balance, December 31, 2010 (1)	8,676,849	$71,636	$(1,612)	$70,024

(1)	Includes 42,594 restricted shares and 102,140 common stock equivalent shares issued through the Performance Stock Programs through December 31, 2010.

The Company may not pay any dividends on its common stock unless full cumulative dividends to the preceding dividend date for all outstanding shares of Preferred Stock of the Company have been paid or set aside for payment.  All such Preferred Stock dividends have been paid.

NOTE 4:  RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 2008 through December 31, 2010, appears below:

(in thousands, except per share data)	2010	2009	2008
Balance, beginning of year	$41,785	$39,285	$37,272
Net Income	9,798	10,209	9,424
Sub-total	51,583	49,494	46,696
Dividends declared:
Cumulative Preferred Stock, Series A, $0.80 per share	12	12	12
Cumulative Preferred Stock, Series $0.90, $0.90 per share	26	26	26
Common Stock:
2010 $0.920 per Common Share	7,942	--	--
2009 $0.900 per Common Share	--	7,671	--
2008 $0.880 per Common Share	--	--	7,373
Total Dividends Declared	7,980	7,709	7,411
Balance, end of year	$43,603	$41,785	$39,285

NOTE 5:  ORGANIZATIONAL REVIEW

As part of a broader organizational review to improve operating efficiencies, the Company determined that a targeted reduction in workforce was appropriate.  During the third quarter of 2010, the Company terminated the employment of approximately 15 full time employees.  As a result of this action, the Company has paid approximately $583,000 representing termination benefits, including severance payments and payments for accrued vacation.  All severance agreements have been signed by the effected employees.  In addition to costs associated with severance, the Company also incurred approximately $122,000 related to employee benefits, including extension of medical benefits and the accelerated vesting of certain share based compensation and $81,000 related to outsourcing and legal fees.  Costs associated with this organizational review appear on the line “Organizational Review Charge” on the Consolidated Statements of Income and are considered part of Water Activities segment.  As of December 31, 2010, all payments related to the organizational review have been made.

NOTE 6:  FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820, “Fair Value Measurements and Disclosures” (“FASB ASC 820”) provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements.

CONNECTICUT WATER SERVICE, INC.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2010:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$107	$--	$--
Mutual Funds:
Equity Funds (1)	494	--	--
Index Funds (3)	160	--	--
Total	$761	$--	$--

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2009:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$46	$--	$--
Mutual Funds:
Equity Funds (1)	789	--	--
Fixed Income Funds (2)	53	--	--
Index Funds (3)	263	--	--
Total	$1,151	$--	$--

(1)	Mutual funds consisting primarily of equity securities.
(2)	Mutual funds consisting primarily of fixed income securities.
(3)	Mutual funds consisting primarily of funds linked to indices.

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments, which are not reported at market value on the financial statements.

CASH AND CASH EQUIVALENTS – Cash equivalents consist of highly liquid instruments with original maturities at the time of purchase of three months or less.  The carrying amount approximates fair value.

RESTRICTED CASH – As part of the December 2009 bond offering, described in Note 7 to the Notes to the Consolidated Financial Statements, the Company recorded unused proceeds from this bond issuance as restricted cash as the funds can only be used for certain capital expenditures.  The Company expects to use the remainder of the proceeds during 2011, as the approved capital expenditures are completed.  The carrying amount approximates fair value

LONG-TERM DEBT – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of December 31, 2010 and 2009, the estimated fair value of the Company's long-term debt was $105,713,000 and $110,479,000, respectively, as compared to the carrying amounts of $111,675,000 and $111,955,000, respectively.

The fair values shown above have been reported to meet the disclosure requirements of FASB ASC 825, “Financial Instruments” (“FASB ASC 825”) and do not purport to represent the amounts at which those obligations would be settled.

NOTE 7:  LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following:

(in thousands)		2010	2009
The Connecticut Water Company:
Unsecured Water Facilities Revenue Bonds
5.05%	1998 Series A, Due 2028	$9,580	$9,625
5.125%	1998 Series B, Due 2028	7,530	7,600
4.40%	2003A Series, Due 2020	8,000	8,000
5.00%	2003C Series, Due 2022	14,795	14,795
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.00%	2005 A Series, Due 2040	14,885	14,885
5.00%	2007 A Series, Due 2037	14,835	15,000
5.10%	2009 A Series, Due 2039	20,000	20,000
Total Long-Term Debt		$111,675	$111,955

The Company does not have any principal payments required for years 2011 – 2015.

CONNECTICUT WATER SERVICE, INC.

There are no mandatory sinking fund payments required on Connecticut Water’s outstanding Unsecured Water Facilities Revenue Refinancing Bonds.  However, certain fixed rate Unsecured Water Facilities Revenue Refinancing Bonds provide for an estate redemption right whereby the estate of deceased bondholders or surviving joint owners may submit bonds to the Trustee for redemption at par, subject to a $25,000 per individual holder and a 3% annual aggregate limitation.

Financial Covenants – The Company is required to comply with certain covenants in connection with various long term loan agreements.  The covenants are normal and customary in bank and loan agreements.  The Company was in compliance with all covenants at December 31, 2010.

NOTE 8:  PREFERRED STOCK

The Company’s Preferred Stock at December 31, consisted of the following:

(in thousands, except share data)	2010	2009
Connecticut Water Service, Inc.
Cumulative Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares	$300	$300
Cumulative Series $0.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares, Issued and Outstanding 29,499	472	472
Total Preferred Stock	$772	$772

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

NOTE 9:  BANK LINES OF CREDIT

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which expires on June 25, 2011.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 10, 2011.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2011.  Interim Bank Loans Payable at December 31, 2010 and 2009 was approximately $26.3 million and $25.0 million, respectively, and represents the outstanding aggregate balance on these lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

At December 31, 2010 and 2009, the weighted average interest rates on these short-term borrowings outstanding were 2.33% and 2.23%, respectively.  The Company expects to renew all lines of credit expiring in 2011.

NOTE 10:  UTILITY PLANT

The components of utility plant and equipment at December 31, were as follows:

(in thousands)	2010	2009
Land	$11,084	$10,391
Source of supply	29,742	28,922
Pumping	29,624	28,511
Water treatment	55,891	55,377
Transmission and distribution	309,658	292,140
General	37,306	32,493
Held for future use	478	478
Acquisition Adjustment	(6,194)	(6,900)
Total	$467,589	$441,412

The amounts of depreciable utility plant at December 31, 2010 and 2009 included in total utility plant were $417,631,000 and $393,021,000, respectively.  Non-depreciable plant is primarily funded through CIAC.

NOTE 11:  TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

(in thousands)	2010	2009	2008
Municipal Property Taxes	$5,293	$5,052	$5,129
Payroll Taxes	978	901	912
Total Taxes Other than Income Taxes	$6,271	$5,953	$6,041

CONNECTICUT WATER SERVICE, INC.

NOTE 12:  LONG-TERM COMPENSATION ARRANGEMENTS

The Company has accrued for the following long-term compensation arrangements as of December 31, 2010 and 2009:

(in thousands)	2010	2009
Defined Benefit Pension Plan	$3,768	$5,899
Post Retirement Benefit Other than Pension	7,019	3,340
Supplemental Executive Retirement Plan	4,297	4,012
Deferred Compensation	1,409	1,358
Other Long-Term Compensation	254	289
Total Long-Term Compensation Arrangements	$16,747	$14,898

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

The targeted asset allocation ratios for those plans as set by the Committee at December 31, 2010 and 2009 were:

	2010	2009
Equity	65%	65%
Fixed Income	35%	35%
Total	100%	100%

The Committee recognizes that a variation of up to 5% in either direction from its targeted asset allocation mix is acceptable due to market fluctuations.

Our expected long-term rate of return on the various benefit plan assets is based upon the plan’s expected asset allocation, expected returns on various classes of plan assets as well as historical returns.  The expected long-term rate of return on the Company’s pension plan assets is 8%.

PENSION
Defined Benefit Plan – The Company and certain of its subsidiaries have a noncontributory defined benefit pension plan covering qualified employees.  In general, the Company’s policy is to fund accrued pension costs as permitted by federal income tax and Employee Retirement Income Security Act of 1974 regulations.  The Company amortizes actuarial gains and losses over the average remaining service period of active participants, without regard to a specified corridor of a percentage of the greater of the obligation or market-related value of assets.  A contribution of $3,400,000 was made in 2010 for the 2009 plan year.  The Company expects to make a contribution of approximately $1,200,000 in 2011 for the 2010 plan year.

The Company has amended its pension plan to exclude employees hired after January 1, 2009.

The following tables set forth the benefit obligation and fair value of the assets of the Company’s retirement plans at December 31, the latest valuation date:

Pension Benefits (in thousands)	2010	2009
Change in benefit obligation:
Benefit obligation, beginning of year	$37,182	$32,886
Service cost	1,668	1,454
Interest cost	2,175	2,024
Actuarial loss (gain)	1,462	1,969
Benefits paid	(1,729)	(1,151)
Benefit obligation, end of year	$40,758	$37,182

Change in plan assets:
Fair value, beginning of year	$31,283	$23,262
Actual return on plan assets	4,036	5,872
Employer contributions	3,400	3,300
Benefits paid	(1,729)	(1,151)
Fair value, end of year	$36,990	$31,283

Funded Status	$(3,768)	$(5,899)

Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$--	$--
Current liability	--	--
Non-current liability	(3,768)	(5,899)
Net amount recognized	$(3,768)	$(5,899)

CONNECTICUT WATER SERVICE, INC.

The accumulated benefit obligation for all defined benefit pension plans was approximately $34,345,000 and $29,719,000 at December 31, 2010 and 2009, respectively.

Weighted-average assumptions used to determine benefit obligations at December 31:	2010	2009
Discount rate	5.50%	5.95%
Rate of compensation increase	3.50%	4.50%
Weighted-average assumptions used to determine net periodic cost for years ended December 31:
Discount rate	5.95%	6.25%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%

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

The following table shows the components of periodic benefit costs:

Pension Benefits (in thousands)	2010	2009	2008
Components of net periodic benefit costs
Service cost	$1,668	$1,454	$1,259
Interest cost	2,175	2,024	1,906
Expected return on plan assets	(2,507)	(2,229)	(2,120)

Amortization of:
Net transition obligation	2	2	2
Net loss	69	69	69
Prior service cost	602	398	142
Net Periodic Pension Benefit Costs	$2,009	$1,718	$1,258

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset (liability):

Pension Benefits (in thousands)	2010	2009
Change in net (gain) loss	$(67)	$(1,674)
Amortization of transition obligation	(2)	(2)
Amortization of net loss	(69)	(69)
Amortization of prior service cost	(602)	(398)
Total recognized to Regulatory (Liability) Asset	$(740)	$(2,143)

Amounts Recognized as a Regulatory Asset (Liability) at December 31: (in thousands)	2010	2009
Transition obligation	$2	$4
Prior service cost	378	447
Net (gain) loss	5,916	6,446
Total Recognized as a Regulatory Asset (Liability)	$6,296	$6,897

Amounts Recognized in Other Comprehensive Income at December 31: (in thousands)	2010	2009
Transition obligation	$--	$--
Prior service cost	--	--
Net (gain) loss	327	466
Total Recognized in Other Comprehensive Income	$327	$466

Estimated Net Periodic Benefit Cost Amortizations for the periods January 1 - December 31,: (in thousands)	2011
Amortization of transition obligation	$2
Amortization of prior service cost	69
Amortization of net loss	750
Total Estimated Net Periodic Benefit Cost Amortizations	$821

Plan Assets
The Company’s pension plan weighted-average asset allocations at December 31, 2010 and 2009 by asset category were as follows:

	2010	2009
Equity	67%	66%
Fixed Income	33%	34%
Total	100%	100%

CONNECTICUT WATER SERVICE, INC.

See Note 6 for discussion on how fair value is determined.  The fair values of the Company’s pension plan assets at December 31, 2010 were as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$277	$--	$--
Mutual Funds:
Fixed Income Funds (1)	12,015	--	--
Equity Funds (2)	15,553	--	--
Index Funds (3)	9,152	--	--
Total	$36,997	$--	$--

The fair values of the Company’s pension plan assets at December 31, 2009 were as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$208	$--	$--
Mutual Funds:
Fixed Income Funds (1)	10,529	--	--
Equity Funds (2)	13,017	--	--
Index Funds (3)	7,529	--	--
Total	$31,283	$--	$--

(1)	Mutual funds consisting primarily of fixed income securities.
(2)	Mutual funds consisting primarily of equity securities.
(3)	Mutual funds consisting primarily of funds linked to indices.

The Plan’s expected future benefit payments are:

(in thousands)
2011	$1,585
2012	2,839
2013	2,253
2014	2,717
2015	3,480
Years 2016 – 2020	19,475

POST-RETIREMENT BENEFITS OTHER THAN PENSION (PBOP) – In addition to providing pension benefits, Connecticut Water, provides certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust that has been approved by the DPUC.  Substantially all of Connecticut Water’s employees may become eligible for these benefits if they retire on or after age 55 with 10 years of service.  The contribution for calendar years 2010 and 2009 was $258,000 and $658,000, respectively.

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

Another subsidiary company, Barnstable Water, also provides certain health care benefits to eligible retired employees.  Barnstable Water employees became eligible for these benefits if they retired on or after age 65 with at least 15 years of service.  Post-65 medical coverage is provided for retired employees up to a maximum coverage of $500 per quarter. Barnstable Water’s PBOP currently is not funded.  Barnstable Water no longer has any employees; therefore, no new participants will be entering Barnstable Water’s PBOP.  The tables below do not include Barnstable Water’s PBOP.  Barnstable Water’s PBOP had a Benefit Obligation of $52,000 at December 31, 2010 and 2009, respectively.  Additionally, this plan did not hold any assets as of December 31, 2010 and 2009.  Barnstable Water’s PBOP’s net periodic benefit costs were less than $1,000 in 2010 and 2009.

The Company has amended its PBOP to exclude employees hired after January 1, 2009.  In addition, effective April 1, 2009, the Company will no longer provide prescription drug coverage for its retirees age 65 and over.  Those retirees, who are entitled to Medicare coverage, will continue to receive the current non-prescription medical coverage.

CONNECTICUT WATER SERVICE, INC.

The following tables set forth the benefit obligation and fair value of the assets of the Connecticut Water’s post-retirement health care benefits at December 31, the latest valuation date:

PBOP Benefits (in thousands)	2010	2009
Change in benefit obligation:
Benefit obligation, beginning of year	$9,518	$7,989
Service cost	567	473
Interest cost	574	488
Plan participant contributions	--	94
Actuarial (gain) loss	3,403	875
Benefits paid	(619)	(401)
Benefit obligation, end of year	$13,443	$9,518

Change in plan assets:
Fair value, beginning of year	$6,230	$4,694
Actual return on plan assets	606	1,185
Employer contributions	258	658
Plan participant contributions	--	94
Benefits paid	(619)	(401)
Fair value, end of year	$6,475	$6,230

Funded Status	$(6,968)	$(3,288)

Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$--	$--
Current liability	--	--
Non-current liability	(6,968)	(3,288)
Net amount recognized	$(6,968)	$(3,288)

Weighted-average assumptions used to determine benefit obligations at December 31:	2010	2009
Discount rate	5.35%	5.80%
Weighted-average assumptions used to determine net periodic cost for years ended December 31:
Discount rate	5.80%	6.20%
Expected long-term return on plan assets	5.00%	5.00%

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

The following table shows the components of periodic benefit costs:

PBOP Benefits (in thousands)	2010	2009	2008
Components of net periodic benefit costs
Service cost	$567	$473	$632
Interest cost	574	488	657
Expected return on plan assets	(306)	(272)	(271)
Other	225	225	225

Amortization of:
Net transition obligation	(406)	(406)	120
Recognized net loss	329	217	202
Net Periodic Post Retirement Benefit Costs	$983	$725	$1,565

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset:

PBOP Benefits (in thousands)	2010	2009
Change in net loss (gain)	$3,103	$(37)
Amortization of transition obligation	--	--
Amortization of prior service credit	406	406
Amortization of net loss	(329)	(218)
Total recognized to Regulatory Asset	$3,180	$151

Amounts Recognized as a Regulatory Asset at December 31: (in thousands)	2010	2009
Transition obligation	$--	$--
Prior service cost	(1,794)	(2,200)
Net (gain) loss	5,724	2,950
Total Recognized as a Regulatory Asset	$3,930	$750

There were no other changes in plan assets and benefit obligations recognized as a regulatory asset.

CONNECTICUT WATER SERVICE, INC.

Estimated Benefit Cost Amortizations for the periods January 1 - December 31,: (in thousands)	2011
Amortization of transition obligation	$--
Amortization of prior service cost	(406)
Amortization of net loss (gain)	606
Total Estimated Net Periodic Benefit Cost Amortizations	$200

Assumed health care cost trend rates at December 31:	2010		2009
	Medical	Dental	Medical	Dental
Health care cost trend rate assumed for next year (1)	10.0%	10.0%	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2021	2021	2020	2020

(1) – Zero percent trend rate from 2009 to 2010.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects on Connecticut Water’s plan and would have no impact on the Barnstable Water plan:

(in thousands)	1 Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$177	$(144)
Effect on post-retirement benefit obligation	$1,717	$(1,430)

Plan Assets
Barnstable Water’s other post-retirement benefit plan has no assets.  Connecticut Water’s other post-retirement benefit plan weighted-average asset allocations at December 31, 2010 and 2009 by asset category were as follows:

	2010	2009
Equity	63%	65%
Fixed Income	37%	35%
Total	100%	100%

See Note 6 for discussion on how fair value is determined.  The fair value of the Company’s PBOP assets at December 31, 2010 are as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market	$492	$--	$--
Mutual Funds:
Fixed Income Funds (1)	1,897	--	--
Equity Funds (2)	2,601	--	--
Index Funds (3)	1,485	--	--
Total	$6,475	$--	$--

The fair value of the Company’s PBOP assets at December 31, 2009 are as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market	$163	$--	$--
Mutual Funds:
Fixed Income Funds (1)	2,043	--	--
Equity Funds (2)	2,553	--	--
Index Funds (3)	1,471	--	--
Total	$6,230	$--	$--

(1)	Mutual funds consisting primarily of fixed income securities.
(2)	Mutual funds consisting primarily of equity securities.
(3)	Mutual funds consisting primarily of funds linked to indices.

CONNECTICUT WATER SERVICE, INC.

Cash Flows
Connecticut Water contributed $258,000 to its other post-retirement benefit plan in 2010 for plan year 2010.  The Company expects to make a contribution of approximately $500,000 in 2011 for plan year 2011.

Expected future benefit payments are:

(in thousands)
2011	$467
2012	522
2013	557
2014	601
2015	651
Years 2016 – 2020	4,584

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (SERP) – The Company and certain of its subsidiaries provide additional pension benefits to senior management through supplemental executive retirement contracts.  At December 31, 2010 and 2009, the actuarial present values of the projected benefit obligation of these contracts were $4,297,000 and $3,636,000, respectively.  Expense associated with these contracts was approximately $423,000 for 2010, $354,000 for 2009, and $48,000 for 2008 and is reflected in Other Income (Deductions) in the Statements of Income.

Included in Other Property and Investments at December 31, 2010 and 2009 is $3,074,000 and $3,026,000 of investments purchased by the Company to fund these obligations, primarily consisting of life insurance contracts.  The remaining assets are carried at fair value and are considered Level 1 within the fair value hierarchy as outlined under FASB ASC 820 and are included in the table shown in Note 6.

SAVINGS PLAN (401(k)) – The Company and certain of its subsidiaries maintain an employee savings plan which allows participants to contribute from 1% to 50% of pre-tax compensation plus for those aged 50 years and older catch-up contributions as allowed by law.  Effective January 1, 2009, the Company changed its 401(k) plan to meet the requirements of a special IRS safe harbor.  Under the provisions of this safe harbor plan, the Company will make an automatic contribution of 3% of compensation for all eligible employees, even if the employee does not make their own contributions.  For employees hired after January 1, 2009 and ineligible to participate in the Company’s pension plan, the Company will contribute an additional 1.5% of compensation.  Prior to January 1, 2009, the Company matches 50 cents for each dollar contributed by the employee up to 4% of the employee’s compensation.  The Company contribution charged to expense in 2010, 2009, and 2008 was $446,000, $433,000, and $231,000, respectively.

The Plan creates the possibility for an “incentive bonus” contribution to the 401(k) plan tied to the attainment of a specific goal or goals to be identified each year.  If the specific goal or goals are attained by the end of the year, all eligible employees, except officers and certain key employees, may receive up to an additional 1% of their annual base salary as a direct contribution to their 401(k) account. No incentive bonus was awarded in 2010, 2009 or 2008.

NOTE 13: STOCK BASED COMPENSATION PLANS

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

The Company’s 2004 Performance Stock Program (2004 PSP), approved by shareholders in 2004, authorizes the issuance of up to 700,000 shares of Company Common Stock.  As of December 31, 2010, there were 522,295 shares available for grant.  There are four forms of awards under the 2004 PSP.  Stock options are one form of award.  The Company has not issued any stock options since 2003, and does not anticipate issuing any for the foreseeable future.  The other three forms of award which the Company has continued to issue are:  Restricted Stock, Performance Shares and Cash Units.

Under the original Plans (1994 PSP) there were 700,000 shares authorized and 220,695 shares available for payment of dividend equivalents on shares already awarded under the 1994 PSP as performance shares at December 31, 2010.

Under the 2004 PSP and 1994 PSP (collectively, the PSPs), restricted shares of Common Stock, common stock equivalents or cash units may be awarded annually to officers and key employees.  Based upon the occurrence of certain events, including the achievement of goals established by the Compensation Committee, the restrictions on the stock can be removed.  Amounts charged to expense on account of restricted shares of Common Stock, common stock equivalents or cash units pursuant to the PSPs were $1,190,000, $962,000 and $714,000, for 2010, 2009 and 2008, respectively.

STOCK OPTIONS – The Company determined the fair value of each stock grant at the date of grant by using the Black Scholes Option Pricing model.  Options began to become exercisable one year from the date of grant.  Vesting periods ranged from one to five years.  The maximum term ranged from five to ten years.

No stock options were awarded or issued during 2010, 2009, or 2008.

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding, beginning of year	77,388	$26.24	94,886	$25.52	106,661	$24.74
Forfeited	(9,640)	27.54	--	--	--	--
Exercised	(14,074)	20.42	(17,498)	22.33	(11,775)	18.47
Outstanding, end of year	53,674	$27.54	77,388	$26.24	94,886	$25.52

Exercisable, end of year	53,674	$27.54	77,388	$26.24	94,886	$25.52

CONNECTICUT WATER SERVICE, INC.

The intrinsic value of options exercised during the year ended December 31, 2010 was $51,000.  The following table summarizes the price ranges of the options outstanding and options exercisable as of December 31, 2010:

	Options Outstanding and Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
Range of prices:
$18.00 - $20.99	--	--	$--
$21.00 - $23.99	--	--	--
$24.00 - $26.99	19,104	1.9	25.78
$27.00 - $29.99	34,570	1.9	28.51
	53,674	1.9	$27.54

The intrinsic value of exercisable options as of December 31, 2010 was approximately $35,000.  The average remaining contractual term of exercisable options as of December 31, 2010 was approximately 1.9 years.

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

RESTRICTED STOCK (Non-Performance-Based Awards) – The following tables summarize the non-performance-based restricted stock amounts and activity:

For the years ended December 31,	2010		2009
	Number of Shares	Grant Date Weighted Average Fair Value	Number of Shares	Grant Date Weighted Average Fair Value
Non-vested at beginning of year	8,449	$25.18	12,220	$25.18
Granted	--	--	--	--
Vested	(4,370)	24.95	(3,771)	25.18
Forfeited	--	--	--	--
Non-vested at end of year	4,079	$25.43	8,449	$25.18

The restricted stock shares began vesting during 2007.  There were no forfeitures during 2010 or 2009.

Total stock-based compensation recorded in the statement of income related to the non-performance-based restricted stock awards was $109,000, $95,000, and $95,000 during the years ended December 31, 2010, 2009, and 2008, respectively.  The Compensation Committee of the Board of Directors may approve retirement of key employees that trigger accelerating vesting.

As of December 31, 2010, $78,000 of unrecognized compensation costs related to non-performance-based restricted stock is expected to be recognized over a straight-line basis for a period of 6 years.

RESTRICTED STOCK AND COMMON STOCK EQUIVALENTS (Performance-Based) – The following tables summarize the performance-based restricted stock amounts and activity:

For the years ended December 31,	2010		2009
	Number of Shares	Grant Date Weighted Average Fair Value	Number of Shares	Grant Date Weighted Average Fair Value
Non-vested at beginning of year	45,257	$23.97	32,444	$24.43
Granted	28,878	22.75	26,157	23.28
Vested	(19,733)	23.38	(10,548)	23.68
Forfeited	(6,328)	23.28	(2,796)	23.92
Non-vested at end of year	48,074	$23.57	45,257	$23.97

Total stock based compensation recorded in the Consolidated Statements of Income related to performance-based restricted stock awards was $1,080,000, $867,000, and $619,000 for the year ended December 31, 2010, 2009, and 2008, respectively.

The Company is estimating a forfeiture rate of 30%.  Upon meeting specific performance targets, 13,600 shares, reduced for actual performance targets achieved in 2010, will begin vesting in the first quarter of 2011 and the remaining earned shares will vest over three years.  The cost is being recognized ratably over the vesting period.  The aggregate intrinsic value of performance-based restricted stock as of December 31, 2010 was $516,000.

CONNECTICUT WATER SERVICE, INC.

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

Financial data for reportable segments is as follows:

(in thousands)	Revenues	Depreciation	Other Operating Expenses	Other Income (Deductions)	Interest Expense (net of AFUDC)	Income Taxes	Net Income (Loss)
For the year ended December 31, 2010
Water Activities	$67,753	$7,088	$40,301	$(525)	$5,682	$5,488	$8,669
Real Estate Transactions	--	--	--	--	--	(230)	230
Services and Rentals	5,074	7	3,618	--	(57)	607	899
Total	$72,827	$7,095	$43,919	$(525)	$5,625	$5,865	$9,798
For the year ended December 31, 2009
Water Activities	$60,648	$6,403	$38,255	$(934)	$4,506	$2,719	$7,831
Real Estate Transactions	2,160	--	275	--	--	436	1,449
Services and Rentals	4,735	14	3,204	--	(5)	593	929
Total	$67,543	$6,417	$41,734	$(934)	$4,501	$3,748	$10,209
For the year ended December 31, 2008
Water Activities	$62,288	$6,438	$38,027	$(326)	$5,075	$3,628	$8,794
Real Estate Transactions	--	--	--	--	--	160	(160)
Services and Rentals	4,855	23	3,596	--	(6)	452	790
Total	$67,143	$6,461	$41,623	$(326)	$5,069	$4,240	$9,424

The Revenues shown in Water Activities above consist of revenues from water customers of $66,408,000, $59,391,000 and $61,270,000 in the years 2010, 2009 and 2008, respectively.  Additionally, there were revenues associated with utility plant leased to others of $1,345,000, $1,257,000 and $1,018,000 in the years 2010, 2009 and 2008, respectively which are reflected in Other Utility Income, Net of Taxes on the consolidated statements of income.

The table below shows assets by segment:

At December 31 (in thousands):	2010	2009
Total Plant and Other Investments:
Water	$349,221	$330,151
Non-Water	566	564
Total Plant and Other Investments	349,787	330,715

Other Assets:
Water	72,600	77,622
Non-Water	2,824	6,939
Total Other Assets	75,424	84,561
Total Assets	$425,211	$415,276

NOTE 15:  COMMITMENTS AND CONTINGENCIES

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

Rate Relief – Connecticut Water is a regulated public utility, which provides water services to its customers.  The rates that regulated companies charge their water customers are subject to the jurisdiction of the regulatory authority of the DPUC.  Connecticut Water’s allowed rate of return on equity and return on rate base are currently 9.75% and 7.32%, respectively.

In 2007, the State of Connecticut adopted legislation which permits regulated water companies to recapture money spent on eligible infrastructure improvements without a full rate case proceeding.  The DPUC may authorize regulated water companies to use a rate adjustment mechanism, such as a Water Infrastructure and Conservation Adjustment (WICA), for eligible projects completed and in service for the benefit of the customers.  Regulated water companies may only charge customers such an adjustment to the extent allowed by the DPUC based on a water company’s infrastructure assessment report, as approved by the DPUC and upon semiannual filings which reflect plant additions consistent with such report.

CONNECTICUT WATER SERVICE, INC.

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

The Company is currently in discussions to sell approximately 175 acres to the Town of Plymouth, CT for open space purposes.  The Company expects the transaction, if approved by the Town’s residents and the DPUC, to be completed in late 2011 or early 2012.

Capital Expenditures – The Company has received approval from its Board of Directors to spend $23.0 million on capital expenditures in 2011, in part due to increased spending primarily for infrastructure improvements.

NOTE 16:  QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data for the years ended December 31, 2010 and 2009 appears below:

(in thousands, except for per share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
Operating Revenues	$13,801	$13,381	$15,901	$15,147	$21,006	$16,659	$15,700	$14,204
Total Utility Operating Income	2,283	2,223	3,714	3,215	5,910	5,451	2,670	2,203
Net Income	1,070	1,144	2,312	2,266	4,651	5,759	1,765	1,040
Basic Earnings per Common Share	0.12	0.13	0.28	0.27	0.54	0.67	0.20	0.13
Diluted Earnings per Common Share	0.12	0.13	0.27	0.27	0.54	0.67	0.20	0.12

Exhibit Number	Description
3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).
3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 16, 2007. (Exhibit 3.1 to Form 8-K filed on August 21, 2007).
3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001. (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended 3/31/03).
4.1	Loan Agreement dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.12 to Form 10-K for the year ended 12/31/03).
4.2	Indenture of Trust dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.13 to Form 10-K for the year ended 12/31/03).
4.3	Loan Agreement dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.14 to Form 10-K for the year ended 12/31/03).
4.4	Indenture of Trust dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.15 to Form 10-K for the year ended 12/31/03).
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

4.33
Bond Purchase Agreement, dated December 5, 2007, among The Connecticut Water Company, Connecticut Development Authority, and Edward Jones and Company, L.P. water facilities Revenue Bonds – 2007A Series (AMT).  (Exhibit 4.33 to Form 10-K for the year ended 12/31/07)

4.34
Loan Agreement dated as of December 5, 2007, among The Connecticut Water Company, and Connecticut Development Authority, Water Facilities Revenue Bonds – 2007A Series (AMT).  (Exhibit 4.34 to Form 10-K for the year ended 12/31/07)

4.35
Indenture of Trust dated as of December 5, 2007, among The Connecticut Water Company, and Connecticut Development Authority, Water Facilities Revenue Bonds – 2007A Series (AMT).  (Exhibit 4.35 to Form 10-K for the year ended 12/31/07)

4.36
Second Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 A Series.  (Exhibit 10.2 to the Form 10-Q for the period ending June 30, 2009)

4.37
Second Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 B Series.  (Exhibit 10.3 to the Form 10-Q for the period ending June 30, 2009)

4.38
Second Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 Series Variable Rate, due 2009.  (Exhibit 10.4 to the Form 10-Q for the period ending June 30, 2009)

4.39
Third Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 A Series.  (Exhibit 10.5 to the Form 10-Q for the period ending June 30, 2009)

4.40
Third Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 B Series.  (Exhibit 10.6 to the Form 10-Q for the period ending June 30, 2009)

4.41
Third Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 Series Variable Rate, due 2009.  (Exhibit 10.7 to the Form 10-Q for the period ending June 30, 2009)

4.42
Bond Purchase Agreement among The Connecticut Water Company, the Connecticut Development Authority and Edward D. Jones &Co., L.P., as underwriter dated December 2, 2009.  (Exhibit 4.42 to Form 10-K for the year ended December 31, 2009).

4.43	Loan Agreement between The Connecticut Water Company and the Connecticut Development Authority, dated as of December 1, 2009. (Exhibit 4.43 to Form 10-K for the year ended December 31, 2009).
4.44
Indenture of Trust for the Bonds between the Connecticut Development Authority and U.S. Bank National Associations, as Trustee, dated December 1, 2009.  (Exhibit 4.44 to Form 10-K for the year ended December 31, 2009).

10.1
Pension Plan Fiduciary Liability Insurance for The Connecticut Water Company Employees' Retirement Plan and Trust, Savings Plan of The Connecticut Water Company and The Connecticut Water Company VEBA Trust Fund.  (Exhibit 10.1 to Registration Statement No. 2-74938).

10.2	Directors and Officers Liability and Corporation Reimbursement Insurance. (Exhibit 10.2 to Registration Statement No. 2-74938).
10.3	Directors Deferred Compensation Plan, effective as of January 1, 1980, as amended as of January 1, 2008. (Exhibit 10.7 to Form 8-K filed on January 30, 2008).
10.4	Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit-Sharing Plan, effective as of January 1, 2009.
10.5	The Connecticut Water Company Employees’ Retirement Plan as amended and restated as of August 10, 2010. (Exhibit 10.1 to Form 8-K filed on August 13, 2010).
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
c)  Terrance P. O’Neill
d)  Eric W. Thornburg
e)  Maureen P. Westbrook

10.18
Form of Amended Restated Employment Agreement with the Company’s executive officers (Exhibit 10.20 to Form 10-K for year ended December 31, 2008), including:
a)  Kristen A. Johnson
b)  Daniel J. Meaney
c)  Nicholas A. Rinaldi

10.19
Form of Amended and Restated Supplemental Executive Retirement Agreement with the Company’s executive officers (Exhibit 10.21 to Form 10-K for year ended December 31, 2008), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Kristen A. Johnson
d)  Daniel J. Meaney
e)  Terrance P. O’Neill
f)  Nicholas A. Rinaldi
g)  Eric W. Thornburg
h)  Maureen P. Westbrook

10.20*
Form of Amended and Restated Deferred Compensation Agreement with the Company’s executive officers (effective January 1, 2011), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Kristen A. Johnson
d)  Daniel J. Meaney
e)  Terrance P. O’Neill
f)  Nicholas A. Rinaldi
g)  Eric W. Thornburg
h)  Maureen P. Westbrook

10.21	Master Loan Agreement and Promissory Note between Connecticut Water Service, Inc. and CoBank, ACB, dated June 29, 2009. (Exhibit 10.1 to Form 8-K filed on July 2, 2009)
10.22	Line of credit agreement dated August 12, 2009 between Bank of America, N.A. and Connecticut Water Service, Inc. (Exhibit 10.1 to Form 10-Q for the quarter ending September 30, 2009)
10.23	Line of credit agreement dated August 12, 2009 between RBS Citizens, National Association and Connecticut Water Service, Inc. (Exhibit 10.2 to Form 10-Q for the quarter ending September 30, 2009)
21*	Connecticut Water Service, Inc. Subsidiaries Listing.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.
31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.
32.1**	Certification of Eric W. Thornburg, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Note:	Exhibits 10.1 through 10.5l, 10.13 through 10.15g, and 10.19 through 10.22 set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

* = filed herewith
** = furnished herewith

E-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTICUT WATER SERVICE, INC. Registrant
March 11, 2011	By /s/ Eric W. Thornburg Eric W. Thornburg Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Connecticut Water Service, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric W. Thornburg Eric W. Thornburg	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 11, 2011
/s/ David C. Benoit David C. Benoit	Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 11, 2011
/s/ Nicholas A. Rinaldi Nicholas A. Rinaldi	Controller (Principal Accounting Officer)	March 11, 2011

Signature	Title	Date
/s/ Mary Ann Hanley Mary Ann Hanley	Director	March 9, 2011
/s/ Heather Hunt Heather Hunt	Director	March 9, 2011
/s/ Mark G. Kachur Mark G. Kachur	Director	March 5, 2011
/s/ David A. Lentini David A. Lentini	Director	March 9, 2011
/s/ Arthur C. Reeds Arthur C. Reeds	Director	March 8, 2011
/s/ Lisa J. Thibdaue Lisa J. Thibdaue	Director	March 9, 2011
/s/ Carol P. Wallace Carol P. Wallace	Director	March 9, 2011
/s/ Donald B. Wilbur Donald B. Wilbur	Director	March 2, 2011

CONNECTICUT WATER SERVICE, INC. and SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
Description	Balance Beginning of Year	Additions Charged to Income	Deductions From Reserves(1)	Balance End of Year
Allowance for Uncollectible Accounts
Year Ended December 31, 2010	$472	$648	$59	$1,061
Year Ended December 31, 2009	$376	$401	$305	$472
Year Ended December 31, 2008	$352	$286	$262	$376

(1) Amounts charged off as uncollectible after deducting recoveries.

S-1