Form 10-Q
period 2011-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2011-05-06
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2011 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

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

8,704,500

Number of shares of common stock outstanding, March 31, 2011
(Includes 115,585 common stock equivalent shares awarded under the Performance Stock Programs)

Connecticut Water Service, Inc. and Subsidiaries

Financial Report
March 31, 2011 and 2010

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
At March 31, 2011 and December 31, 2010
(Unaudited)
(In thousands)

	March 31,	December 31,
ASSETS	2011	2010

Utility Plant	$469,384	$467,589
Construction Work in Progress	3,998	4,013
	473,382	471,602
Accumulated Provision for Depreciation	(128,876)	(127,383)
Net Utility Plant	344,506	344,219

Other Property and Investments	5,814	5,568

Cash and Cash Equivalents	1,200	952
Accounts Receivable (Less Allowance, 2011 - $1,221; 2010 - $1,061)	9,465	10,135
Accrued Unbilled Revenues	5,905	6,344
Materials and Supplies, at Average Cost	1,188	1,248
Prepayments and Other Current Assets	3,447	1,749
Total Current Assets	21,205	20,428

Restricted Cash	1,226	1,226
Unamortized Debt Issuance Expense	7,205	7,334
Unrecovered Income Taxes	25,938	24,696
Pension Benefits	6,091	6,296
Post-Retirement Benefits Other Than Pension	5,335	5,451
Goodwill	3,608	3,608
Deferred Charges and Other Costs	6,121	6,385
Total Regulatory and Other Long-Term Assets	55,524	54,996

Total Assets	$427,049	$425,211

CAPITALIZATION AND LIABILITIES

Common Stockholders' Equity	$113,916	$113,191
Preferred Stock	772	772
Long-Term Debt	111,485	111,675
Total Capitalization	226,173	225,638

Interim Bank Loans Payable	26,297	26,342
Accounts Payable and Accrued Expenses	4,607	6,552
Accrued Taxes	965	598
Accrued Interest	1,306	993
Other Current Liabilities	925	617
Total Current Liabilities	34,100	35,102

Advances for Construction	36,740	36,719
Contributions in Aid of Construction	55,822	55,761
Deferred Federal and State Income Taxes	34,722	34,246
Unfunded Future Income Taxes	20,741	19,474
Long-Term Compensation Arrangements	17,250	16,747
Unamortized Investment Tax Credits	1,361	1,376
Other Long-Term Liabilities	140	148
Total Long-Term Liabilities	166,776	164,471

Commitments and Contingencies

Total Capitalization and Liabilities	$427,049	$425,211

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At March 31, 2011 and December 31, 2010
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2011	2010

Common Stockholders' Equity
Common Stock Without Par Value Authorized - 25,000,000 Shares;	$72,126	$71,636
Shares Issued and Outstanding: 2011 - 8,704,500 ; 2010 - 8,676,849
Stock Issuance Expense	(1,612)	(1,612)
Retained Earnings	43,841	43,603
Accumulated Other Comprehensive Loss	(439)	(436)
Total Common Stockholders' Equity	113,916	113,191

Preferrred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and
Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472
Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Long-Term Debt
The Connecticut Water Company
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,570	9,580
5.125% 1998 Series B, due 2028	7,505	7,530
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,795	14,795
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550
5.00% 2005 A Series, due 2040	14,885	14,885
5.00% 2007 A Series, due 2037	14,680	14,835
5.10% 2009 A Series, due 2039	20,000	20,000
Total The Connecticut Water Company	111,485	111,675

Total Capitalization	$226,173	$225,638

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
(In thousands, except per share amounts)

	2011	2010

Operating Revenues	$15,989	$13,801

Operating Expenses
Operation and Maintenance	8,010	8,090
Depreciation	1,872	1,681
Income Taxes	1,102	409
Taxes Other Than Income Taxes	1,645	1,518
Total Operating Expenses	12,629	11,698

Net Operating Revenues	3,360	2,103

Other Utility Income, Net of Taxes	178	180

Total Utility Operating Income	3,538	2,283

Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	193	236
Allowance for Funds Used During Construction	31	31
Other	(134)	(113)
Total Other Income, Net of Taxes	90	154

Interest and Debt Expense
Interest on Long-Term Debt	1,149	1,167
Other Interest Charges	105	86
Amortization of Debt Expense	106	114
Total Interest and Debt Expense	1,360	1,367

Net Income	2,268	1,070

Preferred Stock Dividend Requirement	9	9
Net Income Applicable to Common Stock	$2,259	$1,061

Weighted Average Common Shares Outstanding:
Basic	8,579	8,502
Diluted	8,694	8,599

Earnings Per Common Share:
Basic	$0.26	$0.12
Diluted	$0.26	$0.12

Dividends Per Common Share	$0.2325	$0.2275

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010

Net Income Applicable to Common Stock	$2,259	$1,061

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Income,
net of tax expense of $0 in 2011 and $0 in 2010	1	1
Adjustment to Pension and Post-Retirement Benefits Other
Than Pension, net of tax income of $4 in 2011 and $0 in 2010	(6)	(1)
Unrealized Gain on Investments, net of tax expense of $1 in 2011 and $14 in 2010	2	22

Comprehensive Income	$2,256	$1,083

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
(In thousands, except per share amounts)

	2011	2010

Balance at Beginning of Period	$43,603	$41,785
Net Income Before Preferred Dividends	2,268	1,070
	45,871	42,855

Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	6	6
Common Stock - 2011 $0.2325 per share; 2010 $0.2275 per share	2,021	1,956
	2,030	1,965

Balance at End of Period	$43,841	$40,890

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010
Operating Activities:
Net Income	$2,268	$1,070

Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Revenues	60	60
Allowance for Funds Used During Construction	(31)	(52)
Depreciation (including $201 in 2011 and 2010 charged to other accounts)	2,073	1,882
Change in Assets and Liabilities:
Decrease in Accounts Receivable and Accrued Unbilled Revenues	1,108	1,273
Increase in Prepayments and Other Current Assets	(1,637)	(1,831)
Decrease in Other Non-Current Items	1,050	979
(Decrease) Increase in Accounts Payable, Accrued Expenses and Other
Current Liabilities	(301)	431
Increase in Deferred Income Taxes and Investment Tax Credits, Net	486	405
Total Adjustments	2,808	3,147
Net Cash and Cash Equivalents Provided by Operating Activities	5,076	4,217

Investing Activities:
Company Financed Additions to Utility Plant	(2,895)	(4,248)
Advances from Others for Construction	(70)	(32)
Net Additions to Utility Plant Used in Continuing Operations	(2,965)	(4,280)
Purchase of Customer Contracts	--	(900)
Purchase of water systems, net of cash acquired	--	(297)
Release of restricted cash	--	1,084
Net Cash and Cash Equivalents Used in Investing Activities	(2,965)	(4,393)

Financing Activities:
Proceeds from Interim Bank Loans	26,297	22,170
Repayment of Interim Bank Loans	(26,342)	(25,000)
Proceeds from Issuance of Common Stock	332	242
Proceeds from the Exercise of Stock Options	--	20
Repayment of Long-Term Debt Including Current Portion	(190)	(175)
Advances from Others for Construction	70	32
Cash Dividends Paid	(2,030)	(1,966)
Net Cash and Cash Equivalents Used in Financing Activities	(1,863)	(4,677)
Net (Decrease) Increase in Cash and Cash Equivalents	248	(4,853)
Cash and Cash Equivalents at Beginning of Period	952	5,437
Cash and Cash Equivalents at End of Period	$1,200	$584

Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$112	$43
Short-term Investment of Bond Proceeds Held in Restricted Cash	$1,226	$11,611

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$1,066	$980
State and Federal Income Taxes	$1,225	$481

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2010.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

2.  Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three months ended March 31, 2011 and 2010.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31,	2011	2010
Service Cost	$443	$409
Interest Cost	545	542
Expected Return on Plan Assets	(675)	(639)
Amortization of:
Transition Obligation	--	1
Prior Service Cost	17	17
Net Loss	188	138
Net Periodic Benefit Cost	$518	$468

The Company expects to make contributions totaling $1.2 million throughout 2011 for the 2010 plan year.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31,	2011	2010
Service Cost	$187	$141
Interest Cost	179	135
Expected Return on Plan Assets	(75)	(77)
Other	56	56
Amortization of:
Prior Service Cost	(101)	(101)
Recognized Net Loss	160	66
Net Periodic Benefit Cost	$406	$220

3.  Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended March 31,	2011	2010

Common Shares Outstanding End of Period:	8,704,500	8,614,234
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,578,873	8,502,293
Diluted	8,694,036	8,599,387

Basic Earnings per Share	$0.26	$0.12
Dilutive Effect of Unexercised Stock Options	--	--
Diluted Earnings per Share	$0.26	$0.12

Total unrecognized compensation expense for all stock awards was approximately $1.0 million as of March 31, 2011 and will be recognized over the next three years.

4.  New Accounting Pronouncements

There were no recently issued accounting standards that could potentially have a significant impact on our financial statement or the notes thereto.

Connecticut Water Service, Inc. and Subsidiaries

5.  Fair Value Disclosures

FASB Accounting Standards Codifications (“ASC”) 820, “Fair Value Measurements and Disclosures” (“FASB ASC 820”) provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2011:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$53	$--	$--
Mutual Funds:
Equity Funds (1)	856	--	--
Total	$909	$--	$--

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2010:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$107	$--	$--
Mutual Funds:
Equity Funds (1)	494	--	--
Index Funds (2)	160	--	--
Total	$761	$--	$--

(1)	Mutual funds consisting primarily of equity securities.
(2)	Mutual funds consisting primarily of funds linked to indices.

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

Long-Term Debt – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of March 31, 2011 and December 31, 2010, the estimated fair value of the Company's long-term debt was $103,524,000 and $105,713,000, respectively, as compared to the carrying amounts of $111,485,000 and $111,675,000, respectively.

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

6.  Segment Reporting

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals.  Financial data for the segments is as follows (in thousands):

Three Months Ended March 31, 2011
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$16,323	$3,257	$1,182	$2,075
Real Estate Transactions	--	--	--	--
Services and Rentals	1,167	329	136	193
Total	$17,490	$3,586	$1,318	$2,268

Three Months Ended March 31, 2010
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$14,132	$1,289	$455	$834
Real Estate Transactions	--	--	--	--
Services and Rentals	1,080	394	158	236
Total	$15,212	$1,683	$613	$1,070

Connecticut Water Service, Inc. and Subsidiaries

The Revenues shown in Water Activities above consist of revenues from water customers of $15,989,000 and $13,801,000 for the three months ended March 31, 2011 and 2010, respectively.  Additionally, there were revenues associated with utility plant leased to others of $334,000 and $331,000 for the three months ended March 31, 2011 and 2010, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.  During the three months ended March 31, 2011 and 2010, the Company did not engage in any such transactions.

Assets by segment (in thousands):

	March 31, 2011	December 31, 2010
Total Plant and Other Investments:
Water Activities	$349,703	$349,221
Non-Water	617	566
	350,320	349,787
Other Assets:
Water Activities	74,284	72,600
Non-Water	2,445	2,824
	76,729	75,424
Total Assets	$427,049	$425,211

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

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  There were no such charges for the three month periods ended March 31, 2011 and 2010.  Additionally, there were no accruals relating to interest or penalties as of March 31, 2011 and December 31, 2010.  The Company remains subject to examination by state and federal authorities for the 2007 through 2009 tax years.

The Company’s estimated annual effective income tax rate for the first three months of 2011 and 2010, exclusive of discrete items, was 36.7% and 36.5%, respectively.  The statutory income tax rates during the same periods were 39%.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year.  The primary flow-through difference causing the effective rate to be less than the statutory rate in 2011 and 2010 is the difference between book and tax depreciation.

8.  Lines of Credit

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which was to expire on June 25, 2010.  In May 2010, the Company extended the maturity date of this line to June 25, 2011.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 10, 2011.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2011.  The Company expects to renew the lines of credit as they expire in 2011.  The outstanding aggregate balance on these lines of credit was $26.3 million as of March 31, 2011 and December 31, 2010, respectively, and are included in the Interim Bank Loans Payable line of the Balance Sheet.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our 2010 Annual Report on Form 10-K.

Regulatory Matters and Inflation

During the three months ended March 31, 2011, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2010.

Department of Public Utility Control Matters

On July 14, 2010, the Department of Public Utility Control (DPUC) issued its Final Decision in a rate case filed by the Company on January 6, 2010, granting an increase in revenues of $8.0 million, or approximately 13%, over pro forma test year revenues.  The DPUC approved a return on equity of 9.75%.  The new rates became effective for services rendered on or after July 14, 2010, at which point all previously approved Water Infrastructure Conservation Act (WICA) surcharges were folded into customers’ base charges.  Connecticut Water is not precluded from seeking increased rates for future years as part of a new general rate filing should it choose to do so.

On October 29, 2010, Connecticut Water filed a WICA application with the DPUC requesting a 1.58% surcharge to customer bills representing investments of approximately $9.4 million in WICA related projects.  On December 28, 2010, the DPUC approved the 1.58% surcharge effective for all bills issued after January 1, 2011.  Additionally, due to under-collection of previously approved WICA surcharges during 2010, the Company was granted a 0.11% additional surcharge on bills issued after April 1, 2011 to make up the short-fall.  It should be noted if the Company were to over-collect on WICA surcharges, the Company would be required to include a surcredit on customer bills.

Connecticut Water Service, Inc. and Subsidiaries

Organizational Review

As part of an organizational review, beginning in July 2010, the Company examined both its regulated and unregulated operations to ensure that it is maximizing the Company’s financial results while maintaining the high quality water and service our customers have come to expect.  During the third quarter of 2010, the Company determined that a targeted reduction in workforce was appropriate.  The Company eliminated approximately 15 positions that centered on traditional managerial, officer and overhead positions.  The Company did not eliminate positions in direct service of its customers.  The Company recorded a one-time charge of approximately $786,000 related to this organizational review during 2010.  This charge represents the aggregate severance benefit provided to the employees leaving the Company, legal costs associated with the review and out placement services provided to the effected employees.  The Company will continue to evaluate both active segments of its business and will make additional changes as warranted.

Acquisitions

The Company has previously announced that it had reached an agreement to acquire a water system in Old Lyme, Connecticut for $216,000.  It is expected, if approved by the DPUC, that this acquisition will add approximately 100 customers and additional water supply to the Company.  Hearings related to this acquisition were held most recently in April 2011.  The Company expects the DPUC to issue a final decision on the acquisition in July 2011.  Additionally, during the first quarter of 2011, the Company completed the acquisition of a water company serving approximately 25 customers in the Town of Madison, Connecticut for a nominal amount.

Critical Accounting Policies and Estimates

The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the DPUC to which Connecticut Water, the Company’s regulated water utility subsidiary, is subject.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K filed on March 11, 2011.

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to FASB ASC 980 “Regulated Operations”, revenue recognition, and accounting for pension and other post-retirement benefit plans.  Each of these accounting policies and the application of critical accounting policies and estimates were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes in the application of critical accounting policies or estimates during the three months ended March 31, 2011.  Please see Note 4 of the financial statements for newly adopted and recently announced accounting standards.

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

Outlook

The following modifies and updates the “Outlook” section of the Company’s 2010 Annual Report on Form 10-K filed on March 11, 2011.

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

As noted above, the DPUC, in July 2010, authorized a revenue increase equating to approximately 13%.  Based on the allowed increase and continued cost-cutting measures in Operation and Maintenance expenses, including the Organizational Review discussed above, the Company expects its earnings from its Water Activities segment to be higher for the fiscal year ended December 31, 2011 than 2010.  Income from our Services and Rentals segment is not expected to be materially different in 2011 than it was in 2010.  The Company is in discussions with the Town of Plymouth, Connecticut to sell approximately 175 acres of land for open space purposes, upon approval from the DPUC and the Town of Plymouth.  If approved, the Company expects the transaction to be completed in late 2011 or early 2012.

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

With the implementation of the Company’s new Enterprise Resource Planning System (ERP), the Company delayed customer billings in order to verify the integrity of the system and the accuracy of those bills prior to mailing.  As a result, some billings and consequently, cash receipts and collection efforts were delayed. The Company has increased its utilization of its lines of credit during this period.  Its operations, including plans to continue investment in new infrastructure, are not impacted.

The delay in collection efforts contributed to the increase in the Company’s bad debt expense for the quarter of approximately $107,000, when compared to the first quarter of 2010, based upon aging of the receivables.  The Company has seen progress towards resolving the collection issues during the first quarter of 2011 and expects continued progress throughout the remainder of the year.  The Company fully anticipates that the reserve will return to more historical levels by the end of 2011.

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which was to expire on June 25, 2010.  In May 2010, the Company extended the maturity date of this line to June 25, 2011.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 10, 2011.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2011.  The Company expects to renew the lines of credit as they expire in 2011.  The outstanding aggregate balance on these lines of credit was $26.3 million as of March 31, 2011 and December 31, 2010, respectively, and are included in the Interim Bank Loans Payable line of the Balance Sheet.  As of March 31, 2011, the Company had $13.7 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

Connecticut Water Service, Inc. and Subsidiaries

The Board of Directors approved a $23.0 million construction budget for 2011, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company is using a combination of its internally generated funds, borrowing under its available lines of credit, and the funds remaining under our 2010 debt issuance to fund this construction budget.  The Company has obtained authorization through the Connecticut Development Authority to issue up to $24 million in private activity bonds in 2011.  The Company expects to conduct a bond offering late in 2011 or early in 2012.

Standard and Poor’s, on April 28, 2011, affirmed their 'A' corporate credit rating on the Company with a stable outlook.  The affirmation of the corporate credit rating follows their annual review of the Company and incorporates their expectation of adequate and timely rate relief and maintenance of our current financial risk profile.  The stable outlook reflects improving regulation and timely rate relief in Connecticut.

The Company offers a dividend reinvestment plan (DRIP) to all registered shareholders, whereby shareholders can opt to have dividends directly reinvested into additional shares of the Company.  During the three months ended March 31, 2011 and 2010, shareholders reinvested $332,000 and $242,000, respectively, in additional shares as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the three months ended March 31, 2011, no stock options were exercised.  During the three months ended March 31, 2010, 809 stock options were exercised, resulting in approximately $20,000 in proceeds to the Company.

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

Results of Operations

Three Months Ended March 31
Net Income for the three months ended March 31, 2011 increased from the same period in the prior year by $1,198,000 to $2,268,000, which increased earnings per basic average common share by $0.14, to $0.26.

This increase in Net Income is broken down by business segment as follows:

Business Segment	March 31, 2011	March 31, 2010	Increase/(Decrease)
Water Activities	$2,075,000	$834,000	$1,241,000
Real Estate Transactions	--	--	--
Services and Rentals	193,000	236,000	(43,000)
Total	$2,268,000	$1,070,000	$1,198,000

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $2,188,000, or 15.9%, to $15,989,000 for the three months ended March 31, 2011 when compared to the same period in 2010.  The primary reasons for the increase in revenues were an approximate 13% increase in rates as approved by the DPUC in July 2010 and an approximate 1.58% WICA surcharge effective January 1, 2011.  Additionally, the Company saw a modest increase of approximately 1.0% in the amount of water produced at its treatment plants and pump stations.

Operation and Maintenance Expense

Operation and Maintenance expense decreased by $80,000 primarily due to the following components:

Expense Components	March 31, 2011	March 31, 2010	Increase/(Decrease)
Post retirement medical	$406,000	$220,000	$186,000
Regulatory commission expense	124,000	38,000	86,000
Labor	2,920,000	2,836,000	84,000
Pension	518,000	468,000	50,000
Investor relations	167,000	137,000	30,000
Purchased water	272,000	290,000	(18,000)
Utility costs	923,000	988,000	(65,000)
Property and liability insurance	240,000	323,000	(83,000)
Medical	341,000	432,000	(91,000)
Outside services	207,000	458,000	(251,000)
Other	1,892,000	1,900,000	(8,000)
Total	$8,010,000	$8,090,000	$(80,000)

Connecticut Water Service, Inc. and Subsidiaries

-	Operation and Maintenance expenses decreased approximately 1.0% due largely to cost containment efforts by our employees, including the following:
•
Outside services decreased by $251,000 primarily due to a reduction in consulting, legal and temporary labor costs.  The reduction in consulting is primarily due to training services provided prior to the launch of the Company’s Enterprise Resource Planning (ERP) system early in 2010.  Since the organizational review undertaken by the Company in the third quarter of 2010, the Company has reduced its use of temporary labor;

•
Property and liability insurance decreased $83,000 in 2011 primarily due to cost reductions in our package and workers’ compensation policies.  The package policy, which covers our fleet of vehicles, decreased primarily to a reduction in our fleet levels.  Workers’ compensation decreased due to a reduction in headcount in the third quarter of 2010; and

•
Utility costs were down $65,000 when compared to the same period of 2010 due principally to reduced electrical power costs.  During 2010, the Company received lower rates on its electricity through new suppliers and improved efficiency at several of the Company’s locations as a result of energy audits.  To date, energy audits have been performed at many of our facilities and we expect to further improve efficiency.

-	Non-cost containment decreases to O&M expense include the following:
•
Medical costs decreased $91,000 over the prior year primarily due to reimbursement payments received from our insurance administrator relating to a stop-loss provision in our agreement.  The Company has individual claim and whole-year stop-loss coverage agreements which limit the Company’s self-funded plan’s exposure from large individual or cumulative claims.

-	The decreases described above were partially offset by the following:
•
Post retirement medical and Pension costs increased by a combined $236,000 over 2010 levels primarily due to a decrease in the discount rate used to determine the future liabilities of the plans and to a decline in the market value of the plans’ assets in prior years; and

•
Regulatory commission expense increased $86,000 over prior year due to costs associated with the rate case filed in 2010.  Per DPUC regulations, costs associated with general rate cases are captured on the balance sheet and amortized over an approved period.  During 2010, costs associated with the 2006 rate case became fully amortized; and

•
Labor increased approximately $84,000 when compared to 2010 primarily due to normal wage increases.  Additionally, as the Company prepared to implement its ERP system during 2010, more employees were allocating their time to this large capital project.  The Company expects that the Organization Review, described above, will provide savings in future periods related to Labor costs.

-
The Company saw an approximate 11.4% increase in its Depreciation expense from 2010 to 2011.  The primary driver of this increase was due to an increase in the Company’s Utility Plant investment.  A portion of the higher Utility Plant balance was related to the implementation of the Company’s ERP system that went into service in the first quarter of 2010 which is depreciated at a higher rate than our typical water delivery infrastructure.  The Company’s prior ERP system was fully depreciated prior to the implementation of the new system.

-	Income Tax expense associated with Water Activities increased to $1,102,000 due to an increase in pre-tax income.

Commitments and Contingencies

There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2010.

Forward-Looking Information

Certain statements made in this Form 10-Q, (“10-Q”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) that are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us.  These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  Forward-looking statements included in this 10-Q, include, but are not limited to, statements regarding:

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
•
the profitability of our Real Estate Segment, which is subject to the amount of land we have available for sale and/or donation, the demand for any available land, the continuation of the current state tax benefits relating to the donation of land for open space purposes and regulatory  and local government/town approvals for land dispositions; and

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements.  You should read this 10-Q, the 2010 Annual Report on Form 10-K (“10-K”) and the documents that we incorporate by reference into the 10-K completely and with the understanding that our actual future results, performance and achievements may be materially different from what we expect.  These forward-looking statements represent our assumptions, expectations and beliefs only as of the date of this 10-Q.  Except for our ongoing obligations to disclose certain information under the federal securities laws, we are not obligated, and assume no obligation, to update these forward-looking statements, even though our situation may change in the future.  For further information or other factors which could affect our financial results and such forward-looking statements, see Part I, Item 1A“Risk Factors” found in the 10-K.  We qualify all of our forward-looking statements by these cautionary statements.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $40.0 million of variable rate lines of credit with three banks, under which the interim bank loans payable at March 31, 2011 were approximately $26.3 million.

As of March 31, 2011, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II, Item 1A: Risk Factors

Information regarding risk factors appeared in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Connecticut Water Service, Inc. and Subsidiaries

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended March 31, 2011.

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

10.1	*	Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit-Sharing Plan, effective as of January 1, 2010.

31.1	*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2	*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32	**	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)
Date: May 6, 2011	By: /s/ David C. Benoit David C. Benoit Vice President – Finance and Chief Financial Officer
Date: May 6, 2011	By: /s/ Nicholas A. Rinaldi Nicholas A. Rinaldi Controller