Form 10-Q
period 2011-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2011-08-09
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2011 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

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
Yes ☒                      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One).

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

8,722,456

Number of shares of common stock outstanding, June 30, 2011
(Includes 106,548 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
June 30, 2011 and 2010

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
At June 30, 2011 and December 31, 2010
(Unaudited)
(In thousands)

	June 30,	December 31,
ASSETS	2011	2010

Utility Plant	$475,851	$467,589
Construction Work in Progress	3,562	4,013
	479,413	471,602
Accumulated Provision for Depreciation	(130,052)	(127,383)
Net Utility Plant	349,361	344,219

Other Property and Investments	5,703	5,568

Cash and Cash Equivalents	824	952
Accounts Receivable (Less Allowance, 2011 - $1,414; 2010 - $1,061)	9,197	10,135
Accrued Unbilled Revenues	7,198	6,344
Materials and Supplies, at Average Cost	1,228	1,248
Prepayments and Other Current Assets	1,981	1,749
Total Current Assets	20,428	20,428

Restricted Cash	1,226	1,226
Unamortized Debt Issuance Expense	7,074	7,334
Unrecovered Income Taxes	25,769	24,696
Pension Benefits	5,917	6,296
Post-Retirement Benefits Other Than Pension	5,298	5,451
Goodwill	3,608	3,608
Deferred Charges and Other Costs	6,348	6,385
Total Regulatory and Other Long-Term Assets	55,240	54,996

Total Assets	$430,732	$425,211

CAPITALIZATION AND LIABILITIES

Common Stockholders' Equity	$115,786	$113,191
Preferred Stock	772	772
Long-Term Debt	111,385	111,675
Total Capitalization	227,943	225,638

Interim Bank Loans Payable	26,426	26,342
Accounts Payable and Accrued Expenses	6,799	6,552
Accrued Taxes	--	598
Accrued Interest	988	993
Other Current Liabilities	526	617
Total Current Liabilities	34,739	35,102

Advances for Construction	36,797	36,719
Contributions in Aid of Construction	55,965	55,761
Deferred Federal and State Income Taxes	35,198	34,246
Unfunded Future Income Taxes	20,714	19,474
Long-Term Compensation Arrangements	17,900	16,747
Unamortized Investment Tax Credits	1,345	1,376
Other Long-Term Liabilities	131	148
Total Long-Term Liabilities	168,050	164,471

Commitments and Contingencies

Total Capitalization and Liabilities	$430,732	$425,211

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At June 30, 2011 and December 31, 2010
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2011	2010

Common Stockholders' Equity
Common Stock Without Par Value Authorized - 25,000,000 Shares;	$72,566	$71,636
Shares Issued and Outstanding: 2011 - 8,722,456; 2010 - 8,676,849
Stock Issuance Expense	(1,612)	(1,612)
Retained Earnings	45,276	43,603
Accumulated Other Comprehensive Loss	(444)	(436)
Total Common Stockholders' Equity	115,786	113,191

Preferrred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and
Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472
Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Long-Term Debt
The Connecticut Water Company
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,560	9,580
5.125% 1998 Series B, due 2028	7,505	7,530
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,795	14,795
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550
5.00% 2005 A Series, due 2040	14,850	14,885
5.00% 2007 A Series, due 2037	14,625	14,835
5.10% 2009 A Series, due 2039	20,000	20,000
Total Long-Term Debt	111,385	111,675

Total Capitalization	$227,943	$225,638

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)
(In thousands, except per share amounts)

	2011	2010

Operating Revenues	$17,359	$15,901

Operating Expenses
Operation and Maintenance	7,827	8,001
Depreciation	1,912	1,734
Income Taxes	1,783	1,120
Taxes Other Than Income Taxes	1,467	1,505
Total Operating Expenses	12,989	12,360

Net Operating Revenues	4,370	3,541

Other Utility Income, Net of Taxes	210	173

Total Utility Operating Income	4,580	3,714

Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	219	200
Allowance for Funds Used During Construction	39	20
Other	43	(152)
Total Other Income, Net of Taxes	301	68

Interest and Debt Expense
Interest on Long-Term Debt	1,141	1,162
Other Interest Charges	164	193
Amortization of Debt Expense	106	115
Total Interest and Debt Expense	1,411	1,470

Net Income	3,470	2,312

Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$3,460	$2,302

Weighted Average Common Shares Outstanding:
Basic	8,601	8,522
Diluted	8,710	8,624

Earnings Per Common Share:
Basic	$0.41	$0.28
Diluted	$0.40	$0.27

Dividends Per Common Share	$0.2325	$0.2275

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)
(In thousands, except per share amounts)

	2011	2010

Operating Revenues	$33,348	$29,702

Operating Expenses
Operation and Maintenance	15,837	16,091
Depreciation	3,784	3,415
Income Taxes	2,885	1,529
Taxes Other Than Income Taxes	3,112	3,023
Total Operating Expenses	25,618	24,058

Net Operating Revenues	7,730	5,644

Other Utility Income, Net of Taxes	388	353

Total Utility Operating Income	8,118	5,997

Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	412	436
Allowance for Funds Used During Construction	70	51
Other	(91)	(265)
Total Other Income, Net of Taxes	391	222

Interest and Debt Expense
Interest on Long-Term Debt	2,290	2,329
Other Interest Charges	269	279
Amortization of Debt Expense	212	229
Total Interest and Debt Expense	2,771	2,837

Net Income	5,738	3,382

Preferred Stock Dividend Requirement	19	19
Net Income Applicable to Common Stock	$5,719	$3,363

Weighted Average Common Shares Outstanding:
Basic	8,590	8,512
Diluted	8,702	8,612

Earnings Per Common Share:
Basic	$0.67	$0.40
Diluted	$0.66	$0.39

Dividends Per Common Share	$0.4650	$0.4550

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010

Net Income Applicable to Common Stock	$3,460	$2,302

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Expense,
net of tax benefit of $0 in 2011 and 2010	--	--
Adjustment to Pension and Post-Retirement Benefits Other
Than Pension, net of tax expense of $1 in 2011 and 2010	(2)	--
Unrealized loss on investments, net of tax benefit of
$2 in 2011 and $35 in 2010	(3)	(55)

Comprehensive Income	$3,455	$2,247

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010

Net Income Applicable to Common Stock	$5,719	$3,363

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Income,
net of tax expense of $0 in 2011 and 2010	1	1
Adjustment to Pension and Post-Retirement Benefits Other
Than Pension, net of tax benefit of $5 in 2011 and $1 in 2010	(8)	(1)
Unrealized loss on investments, net of tax benefit of
$1 in 2011 and $21 in 2010	(1)	(33)

Comprehensive Income	$5,711	$3,330

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)
(In thousands, except per share amounts)

	2011	2010

Balance at Beginning of Period	$43,841	$40,890
Net Income	3,470	2,312
	47,311	43,202

Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	7	7
Common Stock - 2011 $0.2325 per share; 2010 $0.2275 per share	2,025	1,961
	2,035	1,971

Balance at End of Period	$45,276	$41,231

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)
(In thousands, except per share amounts)

	2011	2010

Balance at Beginning of Period	$43,603	$41,785
Net Income	5,738	3,382
	49,341	45,167

Dividends Declared:
Cumulative Preferred, Class A, $0.40 per share	6	6
Cumulative Preferred, Series $0.90, $0.45 per share	13	13
Common Stock - 2011 $0.465 per share; 2010 $0.455 per share	4,046	3,917
	4,065	3,936

Balance at End of Period	$45,276	$41,231

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010
Operating Activities:
Net Income	$5,738	$3,382

Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Revenues	119	119
Allowance for Funds Used During Construction	(70)	(85)
Depreciation (including $403 in 2011, $401 in 2010 charged to other accounts)	4,187	3,816
Change in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable and Accrued Unbilled Revenues	83	(3,710)
Increase in Prepayments and Other Current Assets	(212)	(1,060)
Decrease in Other Non-Current Items	1,929	1,916
(Decrease) Increase in Accounts Payable, Accrued Expenses and Other
Current Liabilities	(1,204)	14
Increase in Deferred Income Taxes and Investment Tax Credits, Net	1,088	837
Total Adjustments	5,920	1,847
Net Cash and Cash Equivalents Provided by Operating Activities	11,658	5,229

Investing Activities:
Company Financed Additions to Utility Plant	(8,185)	(11,693)
Advances from Others for Construction	(269)	(118)
Net Additions to Utility Plant Used in Continuing Operations	(8,454)	(11,811)
Purchase of Customer Contracts	--	(900)
Purchase of water systems, net of cash acquired of $0 in 2010	--	(297)
Release of restricted cash	--	3,300
Net Cash and Cash Equivalents Used in Investing Activities	(8,454)	(9,708)

Financing Activities:
Proceeds from Interim Bank Loans	26,426	27,942
Repayment of Interim Bank Loans	(26,342)	(25,000)
Proceeds from Issuance of Common Stock	670	486
Proceeds from the Exercise of Stock Options	--	102
Costs Incurred to Issue Long-Term Debt and Common Stock	--	(1)
Repayment of Long-Term Debt Including Current Portion	(290)	(215)
Advances from Others for Construction	269	118
Cash Dividends Paid	(4,065)	(3,936)
Net Cash and Cash Equivalents Used in Financing Activities	(3,332)	(504)
Net Decrease in Cash and Cash Equivalents	(128)	(4,983)
Cash and Cash Equivalents at Beginning of Period	952	5,437
Cash and Cash Equivalents at End of Period	$824	$454

Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$135	$129
Short-term Investment of Bond Proceeds Held in Restricted Cash	$1,226	$9,391

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$2,719	$2,629
State and Federal Income Taxes	$2,425	$1,376

The accompanying notes are an integral part of these financial statements.

Connecticut Water Service, Inc. and Subsidiaries

1.  Summary of Significant Accounting Policies

The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2010 and as updated in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

2.  Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and six months ended June 30, 2011 and 2010.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30	2011	2010	2011	2010
Service Cost	$318	$425	$761	$834
Interest Cost	522	545	1,067	1,087
Expected Return on Plan Assets	(553)	(615)	(1,228)	(1,254)
Amortization of:
Transition Obligation	1	--	1	1
Prior Service Cost	17	18	34	35
Net Loss	156	163	344	301
Net Periodic Benefit Cost	$461	$536	$979	$1,004

The Company expects to make contributions totaling $1.2 million throughout 2011 for the 2010 plan year.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30	2011	2010	2011	2010
Service Cost	$159	$142	$346	$283
Interest Cost	154	152	333	287
Expected Return on Plan Assets	(59)	(76)	(134)	(153)
Other	56	56	112	112
Amortization of:
Prior Service Cost	(163)	(102)	(264)	(203)
Recognized Net Loss	144	99	304	165
Net Periodic Benefit Cost	$291	$271	$697	$491

On May 16, 2011, the Company notified participants in the PBOP plan of an amendment that would limit the life-time benefits of participants to $100,000, effective July 1, 2011.  As of the date of the notice, May 16, 2011, the Company and its actuary began to account for the change in life-time benefits.  The change in benefits resulted in a decrease in expense of $113,000 in the second quarter of 2011.

Connecticut Water Service, Inc. and Subsidiaries

3.  Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended June 30,	2011	2010

Common Shares Outstanding End of Period:	8,722,456	8,639,859
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,600,905	8,521,840
Diluted	8,710,043	8,624,319

Basic Earnings per Share	$0.41	$0.28
Dilutive Effect of Unexercised Stock Options	(0.01)	(0.01)
Diluted Earnings per Share	$0.40	$0.27

Six Months ended June 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,589,949	8,512,120
Diluted	8,702,083	8,611,917

Basic Earnings per Share	$0.67	$0.40
Dilutive Effect of Unexercised Stock Options	(0.01)	(0.01)
Diluted Earnings per Share	$0.66	$0.39

Total unrecognized compensation expense for all stock awards was approximately $0.8 million as of June 30, 2011 and will be recognized over the next three years.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2011:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$130	$--	$--
Mutual Funds:
Equity Funds (1)	736	--	--
Total	$866	$--	$--

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

Connecticut Water Service, Inc. and Subsidiaries

Cash and cash equivalents – Cash equivalents consist of highly liquid instruments with original maturities at the time of purchase of three months or less.  The carrying amount approximates fair value.

Restricted Cash – As part of the Company’s December 2009 bond offering, the Company recorded unused proceeds from this bond issuance as restricted cash as the funds can only be used for certain capital expenditures.  The Company expects to use the remainder of the proceeds during the remainder of 2011, as the approved capital expenditures are completed.  The carrying amount approximates fair value.

Long-Term Debt – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of June 30, 2011 and December 31, 2010, the estimated fair value of the Company's long-term debt was $107,380,000 and $105,713,000, respectively, as compared to the carrying amounts of $111,385,000 and $111,675,000, respectively.

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

6.  Segment Reporting

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals.  Financial data for the segments is as follows (in thousands):

Three Months Ended June 30, 2011
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$17,725	$5,072	$1,821	$3,251
Real Estate Transactions	--	--	--	--
Services and Rentals	1,096	369	150	219
Total	$18,821	$5,441	$1,971	$3,470

Three Months Ended June 30, 2010
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$16,205	$3,261	$1,149	$2,112
Real Estate Transactions	--	--	--	--
Services and Rentals	1,267	340	140	200
Total	$17,472	$3,601	$1,289	$2,312

Six Months Ended June 30, 2011
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$34,048	$8,329	$3,003	$5,326
Real Estate Transactions	--	--	--	--
Services and Rentals	2,263	698	286	412
Total	$36,311	$9,027	$3,289	$5,738

Six Months Ended June 30, 2010
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$30,337	$4,550	$1,604	$2,946
Real Estate Transactions	--	--	--	--
Services and Rentals	2,347	734	298	436
Total	$32,684	$5,284	$1,902	$3,382

The revenues shown in Water Activities above consist of revenues from water customers of $17,359,000 and $15,901,000 for the three months ended June 30, 2011 and 2010, respectively.  Additionally, there were revenues associated with utility plant leased to others of $366,000 and $304,000 for the three months ended June 30, 2011 and 2010, respectively.  The revenues shown in Water Activities above consist of revenues from water customers of $33,348,000 and $29,702,000 for the six months ended June 30, 2011 and 2010, respectively.  Additionally, there were revenues associated with utility plant leased to others of $700,000 and $635,000 for the six months ended June 30, 2011 and 2010, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.  During the six months ended June 30, 2011 and 2010, the Company did not engage in any such transactions.

Connecticut Water Service, Inc. and Subsidiaries

Assets by segment (in thousands):

	June 30, 2011	December 31, 2010
Total Plant and Other Investments:
Water Activities	$354,449	$349,221
Non-Water	615	566
	355,064	349,787
Other Assets:
Water Activities	73,789	72,600
Non-Water	1,879	2,824
	75,668	75,424
Total Assets	$430,732	$425,211

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

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  There were no such charges for the six month periods ended June 30, 2011 and 2010.  Additionally, there were no accruals relating to interest or penalties as of June 30, 2011 and December 31, 2010.  The Company remains subject to examination by state and federal authorities for the 2007 through 2009 tax years.  The Internal Revenue Service commenced an examination of the Company’s federal income tax return for the 2009 tax year during the second quarter of 2011.  The Company believes that the final outcome of this examination will not have a material effect on the Company’s results of operations.

The Company’s estimated annual effective income tax rate for the first six months of 2011 and 2010, exclusive of discrete items, was 36.4% and 36.0%, respectively.  The statutory income tax rates during the same periods were 39%.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year.  The primary flow-through difference causing the effective rate to be less than the statutory rate in 2011 and 2010 is the difference between book and tax depreciation.

8.  Lines of Credit

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which was to expire on June 25, 2011 but was extended in late June 2011 until August 25, 2011.  On July 26, 2011, the Company extended the maturity date of this line to June 25, 2013.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 10, 2013.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2013.  The Company expects to renew the lines of credit annually, with a rolling two year expiration date.  The outstanding aggregate balance on these lines of credit was $26.4 million and $26.3 million as of June 30, 2011 and December 31, 2010, respectively, and are included in the Interim Bank Loans Payable line of the Balance Sheet.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

9.  Subsequent Event

On July 27, 2011, the Company announced that it had entered into an agreement on July 26th with Aqua America, Inc. ("AA") to purchase all of the outstanding shares of Aqua Maine, Inc. ("AM"), a wholly-owned subsidiary of AA, for approximately $35.8 million, subject to certain adjustments at closing, including approximately $17.7 million of long-term debt as of December 31, 2010, reflecting a total enterprise value of approximately $53.5 million.  AM is a public water utility regulated by the Maine Public Utilities Commission ("MPUC") that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with our growth strategy and will make Connecticut Water the largest U.S. based publicly-traded water utility company in New England.  The acquisition expands our footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  Furthermore, by expanding out of Connecticut, the Company can stagger the timing and location of its rate increase requests and provide shareholders with timely rate recovery and revenue growth.  Upon closing, the Company will account for the acquisition in accordance with FASB ASC 805 “Business Combinations”, which requires that all acquired assets and liabilities be adjusted to fair value as of the date of the closing.  The acquisition is subject to approval by the MPUC and the receipt of necessary financing.  The Company expects that the permanent financing for the transaction will be a combination of long and short-term debt and equity.  The Company expects that the acquisition will close in the first quarter of 2012.

Connecticut Water Service, Inc. and Subsidiaries

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our 2010 Annual Report on Form 10-K.

Regulatory Matters and Inflation

During the three months ended June 30, 2011, there were no material changes under this subheading to any items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2010

Public Utility Regulatory Authority Matters

On July 14, 2010, the Public Utility Regulatory Authority ("PURA"), formerly known as the Department of Public Utility Control, issued its Final Decision in a rate case filed by the Company on January 6, 2010, granting an increase in revenues of $8.0 million, or approximately 13%, over pro forma test year revenues.  The PURA approved a return on equity of 9.75%.  The new rates became effective for services rendered on or after July 14, 2010, at which point all previously approved Water Infrastructure Conservation Act ("WICA") surcharges were folded into customers’ base charges.  The Company is not precluded from seeking increased rates for future years as part of a new general rate filing should it choose to do so.

On October 29, 2010, the Company filed a WICA application with the PURA requesting a 1.58% surcharge to customer bills representing investments of approximately $9.4 million in WICA related projects.  On December 28, 2010, the PURA approved the 1.58% surcharge effective for all bills issued after January 1, 2011.  Additionally, due to under-collection of previously approved WICA surcharges during 2010, the Company was granted a 0.11% additional surcharge on bills issued after April 1, 2011 to make up the short fall.  It should be noted if the Company were to over-collect on WICA surcharges, the Company would be required to include a surcredit on customer bills.

On July 28, 2011, the Company filed a WICA application with the PURA requesting an additional 1.42% surcharge to customer bills representing approximately $7.7 million in WICA related projects.  The Company expects the PURA to issue a decision on the WICA application during the third quarter of 2011 with the new rates becoming effective on October 1, 2011.

Organizational Review

As part of an organizational review, beginning in July 2010, the Company examined both its regulated and unregulated operations to ensure that it is maximizing the Company’s financial results while maintaining the high quality water and service our customers have come to expect.  During the third quarter of 2010, the Company determined that a targeted reduction in workforce was appropriate.  The Company eliminated approximately 15 positions that centered on traditional managerial, officer and overhead positions.  The Company did not eliminate positions in direct service of its customers.  The Company recorded a one-time charge of approximately $786,000 related to this organizational review during the third quarter of 2010.  This charge represents the aggregate severance benefit provided to the employees leaving the Company, legal costs associated with the review and out placement services provided to the effected employees.  The Company continues to evaluate both active segments of its business and will make additional changes as warranted.

Acquisitions

The Company has previously announced that it had reached an agreement to acquire a water system in Old Lyme, Connecticut for $216,000.  This acquisition will add approximately 100 customers and additional water supply to the Company.  The PURA issued a final decision approving the acquisition on July 21, 2011.  The Company expects the acquisition to be completed in the third quarter of 2011.  Additionally, during the first quarter of 2011, the Company completed the acquisition of a water company serving approximately 25 customers in the Town of Madison, Connecticut for a nominal amount.

On July 27, 2011, the Company announced that it had entered into an agreement on July 26th with Aqua America, Inc. ("AA") to purchase all of the outstanding shares of Aqua Maine, Inc. ("AM"), a wholly-owned subsidiary of AA, for approximately $35.8 million, subject to certain adjustments at closing, including approximately $17.7 million of long-term debt as of December 31, 2010, reflecting a total enterprise value of approximately $53.5 million.  AM is a public water utility regulated by the Maine Public Utilities Commission ("MPUC") that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with our growth strategy and will make Connecticut Water the largest U.S. based publicly-traded water utility company in New England.  The acquisition expands our footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  Furthermore, by expanding out of Connecticut, the Company can stagger the timing and location of its rate increase requests and provide shareholders with timely rate recovery and revenue growth.  Upon closing, the Company will account for the acquisition in accordance with Accounting Standards Codification ("ASC") 805 “Business Combinations”, which requires that all acquired assets and liabilities be adjusted to fair value as of the date of the closing.  The acquisition is subject to approval by the MPUC and the receipt of necessary financing.  The Company expects that the permanent financing for the transaction will be a combination of long and short-term debt and equity.  The Company expects that the acquisition will close in the first quarter of 2012.

Critical Accounting Policies and Estimates

The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the PURA to which The Connecticut Water Company (“Connecticut Water”), the Company’s regulated water utility subsidiary, is subject.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to FASB ASC 980 “Regulated Operations”, revenue recognition, and accounting for pension and other post-retirement benefit plans.  Each of these accounting policies and the application of critical accounting policies and estimates were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes in the application of critical accounting policies or estimates during the three months ended June 30, 2011.  Please see Note 4 of the financial statements for newly adopted and recently announced accounting standards.

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

Connecticut Water Service, Inc. and Subsidiaries

Outlook

The following modifies and updates the “Outlook” section of the Company’s 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.  The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at current or lower levels, customer growth in the Company’s core regulated water utility business, growth in revenues and customers related to acquisitions, growth in revenues attributable to non-water sales operations, and the timing and adequacy of rate relief when requested, from time to time, by Connecticut Water, our regulated water company.

As noted above, in July 2010, the PURA authorized a revenue increase equating to approximately 13%.  Based on the allowed increase and continued cost-cutting measures in Operation and Maintenance expenses, including the Organizational Review discussed above, the Company expects its earnings from its Water Activities segment to be higher for the fiscal year ended December 31, 2011 than for the same period in 2010.  Income from our Services and Rentals segment is not expected to be materially different in 2011 than it was in 2010.  The Company is in discussions with the Town of Plymouth, Connecticut to sell approximately 175 acres of land for open space purposes, subject to approval from the PURA and the Town of Plymouth.  If approved, the Company expects the transaction to be completed in 2012.

During 2011 and subsequent years, the ability of the Company to maintain and increase its Net Income will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the sections entitled Item 1A – Risk Factors, “Commitments and Contingencies” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the risks and uncertainties described in the “Forward-Looking Information” section below.

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

With the implementation of the Company’s new Enterprise Resource Planning System (ERP), the Company delayed customer billings in order to verify the integrity of the system and the accuracy of those bills prior to mailing.  As a result, some billings and related cash receipts and collection efforts were delayed. The Company has increased its utilization of its lines of credit during this period.  Its operations, including plans to continue investment in new infrastructure, are not impacted.

The delay in collection efforts contributed to the increase in the Company’s bad debt expense for 2011 of approximately $141,000, when compared to the first six months of 2010, based upon aging of the receivables.  The Company has seen progress towards resolving the collection issues during the first half of 2011 and expects continued progress throughout the remainder of the year.  The Company fully anticipates that the reserve will move closer to historical levels by the end of 2011.

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which was to expire on June 25, 2011 but was extended in late June 2011 until August 25, 2011.  On July 26, 2011, the Company extended the maturity date of this line to June 25, 2013.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 10, 2013.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2013.  The Company expects to renew the lines of credit annually, with a rolling two year expiration date.  The outstanding aggregate balance on these lines of credit was $26.4 million and $26.3 million as of June 30, 2011 and December 31, 2010, respectively, and are included in the Interim Bank Loans Payable line of the Balance Sheet.  As of June 30, 2011, the Company had $13.6 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

The Company expects its existing sources of liquidity to remain sufficient to meet its anticipated obligations. The Company’s business is capital intensive, requiring significant resources to fund operating expenses and interest and dividend payments. During the remainder of 2011, the Company expects to satisfy these requirements with a combination of internal cash from operations and our existing lines of credit. The Company also expects that borrowing capacity under its credit facilities will continue to be available to manage working capital requirements.

The Board of Directors approved a $23.0 million construction budget for 2011, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company is using a combination of its internally generated funds, borrowing under its available lines of credit, and the funds remaining under our 2009 debt issuance to fund this construction budget.  The Company has obtained authorization through the Connecticut Development Authority to issue up to $24 million in private activity bonds in 2011.  The Company expects to conduct a bond offering late in 2011 or early in 2012.

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

The Company offers a dividend reinvestment and stock purchase plan ("DRIP") to all registered shareholders, whereby participants can opt to have dividends directly reinvested into additional shares of the Company.  During the six months ended June 30, 2011 and 2010, shareholders reinvested $670,000 and $486,000, respectively, in additional shares as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the six months ended June 30, 2011, no stock options were exercised.  During the six months ended June 30, 2010, a total of 5,012 stock options were exercised, resulting in approximately $102,000 in proceeds to the Company.

As the Company looks forward to the remainder of 2011 and 2012, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery through periodic WICA applications.  The total cost of the Company’s planned infrastructure investments and the announced acquisition of AM are expected to exceed the amount of internally generated funds and the available balances as of June 30, 2011 under our existing lines of credit.  Therefore, the Company expects that it will require external financings over the next two years.  In order to maintain a balanced capital structure, we expect the permanent financing will be a combination of long and short-term debt and equity.  As the capital investment planning process is completed in the coming periods, the Company expects to provide a reasonable range of these potential financings.

Connecticut Water Service, Inc. and Subsidiaries

Results of Operations

Three Months Ended June 30
Net Income for the three months ended June 30, 2011 increased from the same period in the prior year by $1,158,000 to $3,470,000, which increased earnings per basic average common share by $0.13, to $0.41.

This increase in Net Income is broken down by business segment as follows:

Business Segment	June 30, 2011	June 30, 2010	Increase/(Decrease)
Water Activities	$3,251,000	$2,112,000	$1,139,000
Real Estate Transactions	--	--	--
Services and Rentals	219,000	200,000	19,000
Total	$3,470,000	$2,312,000	$1,158,000

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $1,458,000, or 9.2%, to $17,359,000 for the three months ended June 30, 2011 when compared to the same period in 2010.  The primary reasons for the increase in revenues were an approximate 13% increase in rates as approved by the PURA in July 2010 (which folded in previously approved WICA surcharges of 2.1%) and an approximate 1.69% cumulative WICA surcharge not in effect during 2010.  Offsetting these increases, the Company saw a decrease of approximately 5.6% in the amount of water produced at its treatment plants and pump stations in the second quarter of 2011, as compared to the second quarter of 2010.  The reduction in water production is attributable to the weather experienced in the second quarter of 2011.  During the second quarter of 2011, there was a 113% increase in rain while the average temperature was 5 degrees cooler in the Town of Windsor Locks, CT, which is located in our largest service area.

Operation and Maintenance Expense

Operation and Maintenance ("O&M") expense decreased by $174,000 for the three months ended June 30, 2011 when compared to the same period of 2010 primarily due to the following components:

Expense Components	June 30, 2011	June 30, 2010	Increase/(Decrease)
Customer	$365,000	$196,000	$169,000
Medical	499,000	379,000	120,000
Regulatory commission expense	73,000	39,000	34,000
Outside services	352,000	326,000	26,000
Post retirement medical	291,000	271,000	20,000
Water treatment (including chemicals)	565,000	589,000	(24,000)
Utility costs	767,000	823,000	(56,000)
Pension	461,000	536,000	(75,000)
Labor	2,747,000	3,111,000	(364,000)
Other	1,707,000	1,731,000	(24,000)
Total	$7,827,000	$8,001,000	$(174,000)

-	O&M expense decreased approximately 2.2% in the second quarter of 2011 when compared to the same period in 2010 due largely to cost containment efforts by our employees, including the following:
•
Labor costs have decreased by $364,000 primarily due to the Organizational Review undertaken during July of 2010.  As a result of this review, discussed above, the Company eliminated approximately 15 positions that centered on traditional managerial, officer and overhead positions; and

•
Utility costs were down $56,000 when compared to the same period of 2010 due principally to reduced electrical power costs.  During 2010, the Company received lower rates on its electricity through new suppliers and improved efficiency at several of the Company’s locations as a result of energy audits.  To date, energy audits have been performed at many of our facilities and we expect to further improve efficiency.

-	Non-cost containment decreases to O&M expense include the following:
•	Water treatment costs decreased approximately $24,000 primarily as a result of a reduction in water produced at our water treatment plants.
-	The decreases described above were partially offset by the following increases to O&M expense:
•
Customer costs increased approximately $169,000 primarily due to an increase in uncollectible accounts when compared to the second quarter of 2010 due to the collection issue associated with the ERP implementation discussed in the “Liquidity and Capital Resources” section above;

•	Medical costs increased $120,000 over the prior year primarily due to an increase in claims and administration of the plan; and
•
Regulatory commission expense increased $34,000 over prior year due to costs associated with the rate case filed in 2010.  Per PURA regulations, costs associated with general rate cases are captured on the balance sheet and amortized over an approved period.  During 2010, costs associated with the 2006 rate case became fully amortized.

-
The Company saw an approximate 10.3% increase in its Depreciation expense from the three months ended June 30, 2010 to the same period in 2011.  The primary driver of this increase was due to an increase in the Company’s Utility Plant investment.  A portion of the higher Utility Plant balance was related to the implementation of the Company’s ERP system that went into service in the first quarter of 2010 which is depreciated at a higher rate than our typical water delivery infrastructure.  In the first year of service, the Company only takes one-half year of depreciation on its long-lived assets, therefore depreciation related to the ERP system in 2010 was less than in 2011.  The Company’s prior ERP system was fully depreciated prior to the implementation of the new system.

-	Income Tax expense associated with Water Activities increased by $663,000 in the second quarter of 2011 when compared to the same period in 2010 due to an increase in pre-tax income.

Connecticut Water Service, Inc. and Subsidiaries
Six Months Ended June 30
Net Income for the six months ended June 30, 2011 increased from the same period in the prior year by $2,356,000 to $5,738,000, which increased earnings per basic average common share by $0.27, to $0.67.

This increase in Net Income is broken down by business segment as follows:

Business Segment	June 30, 2011	June 30, 2010	Increase/(Decrease)
Water Activities	$5,326,000	$2,946,000	$2,380,000
Real Estate Transactions	--	--	--
Services and Rentals	412,000	436,000	(24,000)
Total	$5,738,000	$3,382,000	$2,356,000

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $3,646,000, or 12.3%, to $33,348,000 for the six months ended June 30, 2011 when compared to the same period in 2010.  The primary reasons for the increase in revenues were an approximate 13% increase in rates as approved by the PURA in July 2010 (which folded in previously approved WICA surcharges of 2.1%) and an approximate 1.69% WICA surcharge not in effect during 2010.  Offsetting these increases, the Company saw a decrease of approximately 2.6% in the amount of water produced at its treatment plants and pump stations.  The reduction in water production is attributable to the weather experienced in the second quarter of 2011.  During the second quarter of 2011, there was a 113% increase in rain while the average temperature was 5 degrees cooler in the Town of Windsor Locks, CT, which is located in our largest service area.

Operation and Maintenance Expense

Operation and Maintenance ("O&M") expense decreased by $254,000 for the six months ended June 30, 2011 when compared to the same period in 2010 primarily due to the following components:

Expense Components	June 30, 2011	June 30, 2010	Increase/(Decrease)
Post retirement medical	$697,000	$491,000	$206,000
Customer	585,000	416,000	169,000
Regulatory commission expense	196,000	77,000	119,000
Investor relations	344,000	296,000	48,000
Medical	841,000	811,000	30,000
Pension	979,000	1,004,000	(25,000)
Water treatment (including chemicals)	1,112,000	1,147,000	(35,000)
Property and liability insurance	466,000	542,000	(76,000)
Utility costs	1,690,000	1,811,000	(121,000)
Outside services	560,000	783,000	(223,000)
Labor	5,667,000	5,946,000	(279,000)
Other	2,700,000	2,767,000	(67,000)
Total	$15,837,000	$16,091,000	$(254,000)

-
O&M expense decreased approximately 1.6% for the six months ended June 30, 2011 when compared to the same period in 2010 due largely to cost containment efforts by our employees, including the following:

•
Labor costs have decreased by $279,000 primarily due to the Organizational Review undertaken during July of 2010.  As a result of this review, discussed above, the Company eliminated approximately 15 positions that centered on traditional managerial, officer and overhead positions;

•
Outside services decreased by $223,000 primarily due to a reduction in consulting, and legal expenses.  The reduction in consulting was primarily due to training services provided prior to the launch of the Company’s Enterprise Resource Planning (ERP) system early in 2010;

•
Property and liability insurance decreased $76,000 in 2011 primarily due to cost reductions in our package and workers’ compensation policies.  The package policy, which covers our fleet of vehicles, decreased primarily to a reduction in our fleet levels.  Workers’ compensation decreased due to a reduction in headcount in the third quarter of 2010; and

•
Utility costs were down $121,000 when compared to the same period of 2010 due principally to reduced electrical power costs.  In December 2010, the Company received lower rates on its electricity through new suppliers and improved efficiency at several of the Company’s locations as a result of energy audits.  To date, energy audits have been performed at many of our facilities and we expect to further improve efficiency.

-	Non-cost containment decreases to O&M expense include the following:
•	Water treatment costs decreased approximately $35,000 primarily as a result of a reduction in water produced at our water treatment plants; and
-	The decreases described above were partially offset by the following:
•
Post retirement medical expense increased by $206,000 over 2010 levels primarily due to a decrease in the discount rate used to determine the future liabilities of the plans and to a decline in the market value of the plans’ assets in prior years.  During the second quarter of 2011, the Company made a change to its Post retirement medical plan to limit the life-time benefits of participants to $100,000.  As a result of this change, the Company expects its post retirement medical costs to decrease during the remainder of 2011;

•
Customer costs increased approximately $169,000 primarily due to an increase in uncollectible accounts when compared to the second quarter of 2010 due to the collection issue associated with the ERP implementation discussed in the “Liquidity and Capital Resources” section above; and

•
Regulatory commission expense increased $119,000 over prior year due to costs associated with the rate case filed in 2010.  Per PURA regulations, costs associated with general rate cases are captured on the balance sheet and amortized over an approved period.  During 2010, costs associated with the 2006 rate case became fully amortized.

Connecticut Water Service, Inc. and Subsidiaries

-
The Company saw an approximate 10.8% increase in its Depreciation expense from the first half of 2010 to 2011.  The primary driver of this increase was due to an increase in the Company’s Utility Plant investment.  A portion of the higher Utility Plant balance was related to the implementation of the Company’s ERP system that went into service in the first quarter of 2010 which is depreciated at a higher rate than our typical water delivery infrastructure.  The Company’s prior ERP system was fully depreciated prior to the implementation of the new system.

-	Income Tax expense associated with Water Activities increased by $1,356,000 due to an increase in pre-tax income.

Commitments and Contingencies

Other than the acquisition discussed below, there were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period ended December 31, 2010.

On July 27, 2011, the Company announced that it had entered into an agreement on July 26th with Aqua America, Inc. ("AA") to purchase all of the outstanding shares of Aqua Maine, Inc. ("AM"), a wholly-owned subsidiary of AA, for approximately $35.8 million, subject to certain adjustments at closing, including approximately $17.7 million of long-term debt as of December 31, 2010, reflecting a total enterprise value of approximately $53.5 million.  AM is a public water utility regulated by the Maine Public Utilities Commission ("MPUC") that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with our growth strategy and will make Connecticut Water the largest U.S. based publicly-traded water utility company in New England.  The acquisition expands our footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  Furthermore, by expanding out of Connecticut, the Company can stagger the timing and location of its rate increase requests and provide shareholders with timely rate recovery and revenue growth.  Upon closing, the Company will account for the acquisition in accordance with Accounting Standards Codification ("ASC") 805 “Business Combinations”, which requires that all acquired assets and liabilities be adjusted to fair value as of the date of the closing.  The acquisition is subject to approval by the MPUC and the receipt of necessary financing.  The Company expects that the permanent financing for the transaction will be a combination of long and short-term debt and equity.  The Company expects that the acquisition will close in the first quarter of 2012.

Forward-Looking Information

Certain statements made in this Quarterly Report on Form 10-Q, (“10-Q”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us.  These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  Forward-looking statements included in this 10-Q, include, but are not limited to, statements regarding:

•	projected capital expenditures and related funding requirements;
•	the availability and cost of capital;
•	developments, trends and consolidation in the water and wastewater utility industries;
•	dividend payment projections;
•
our ability to successfully acquire and integrate regulated water and wastewater systems, including the recently announced acquisition of Aqua Maine, Inc. as well as unregulated businesses, that are complementary to our operations and the growth of our business;

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements.  You should read this 10-Q, the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“10-K”) and the documents that we incorporate by reference into the 10-K completely and with the understanding that our actual future results, performance and achievements may be materially different from what we expect.  These forward-looking statements represent our assumptions, expectations and beliefs only as of the date of this 10-Q.  Except for our ongoing obligations to disclose certain information under the federal securities laws, we are not obligated, and assume no obligation, to update these forward-looking statements, even though our situation may change in the future.  For further information or other factors which could affect our financial results and such forward-looking statements, see Part I, Item 1A“Risk Factors” found in the 10-K.  We qualify all of our forward-looking statements by these cautionary statements.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $40.0 million of variable rate lines of credit with three banks, under which the interim bank loans payable at June 30, 2011 were approximately $26.4 million.

As of June 30, 2011, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Connecticut Water Service, Inc. and Subsidiaries

Part II, Item 1A: Risk Factors

Except as set forth below, information about the material risks related to our business, financial condition and results of operations for the three months and six months ended June 30, 2011 does not materially differ from that set out under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the information provided below and elsewhere in this report.   Additional risks, uncertainties and other factors not presently known to us or that we currently deems immaterial may also impair the Company’s business operations, financial condition or operating results.

The failure to consummate the acquisition of Aqua Maine could adversely affect our business.

We recently entered into an agreement to purchase Aqua Maine, Inc. from Aqua America, Inc. ("AA").  The transaction is subject to regulatory and other specified approvals, including a final order of the Maine Public Utility Commission approving the transaction, and the Company’s receipt of necessary financing, all as described in the Stock Purchase Agreement dated July 26, 2011 between the parties (the “Agreement”).  The Company currently expects that the acquisition will be consummated during the first quarter of 2012.

The completion of the transaction is subject to risks and uncertainties.  First, if the required conditions and regulatory approvals are not satisfied or waived, or the necessary financing is not obtained, then the acquisition likely would not be completed.  Second, if the closing of the acquisition is substantially delayed or does not occur at all, or if the terms of the acquisition are required to be modified substantially due to regulatory concerns, we may not be able to realize the anticipated benefits (such as cost savings and synergies) of the acquisition fully or at all.  Third, under certain circumstances specified in the Agreement, we may be required to pay AA a termination fee of $2.0 million if AA elects to terminate the Agreement.  Fourth, the failure to consummate the pending acquisition may result in negative publicity and a negative impression of us in the investment community.  There can be no assurance that our business, the price of our common stock or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the acquisition, if the acquisition is not consummated.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended June 30, 2011.

Part II, Item 6: Exhibits

Exhibit Number		Description
2.1		Stock Purchase Agreement between Connecticut Water Service, Inc. and Aqua America, Inc., dated July 26, 2011. (Exhibit 2.1 to Form 8-K filed on July 27, 2011).

3.1		Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended December 31, 1998).

3.2		By Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999. (Exhibit 3.2 to Form 10-K for the year ended December 31, 1999).

3.3		Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended December 31, 1998).

3.4		Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.4 to Form 10-K for the year ended December 31, 2001).

3.5
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004.  (Exhibit 3.5 to Form 10-Q for the quarter ended March 31, 2003).

10.1		Second Amendment to Promissory Note and Supplement, dated July 26, 2011, between Connecticut Water Service, Inc. and CoBank ACB. (Exhibit 10.1 to Form 8-K filed on July 29, 2011).

31.1	*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2	*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32	**	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith
** furnished herewith
*** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Connecticut Water Service, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)
Date: August 9, 2011	By: /s/ David C. Benoit David C. Benoit Vice President – Finance and Chief Financial Officer
Date: August 9, 2011	By: /s/ Nicholas A. Rinaldi Nicholas A. Rinaldi Controller