Form 10-Q
period 2011-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 2011-11-08
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2011 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

__________ TO __________

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

8,742,036

Number of shares of common stock outstanding, September 30, 2011
(Includes 107,524 common stock equivalent shares awarded under the Performance Stock Programs)

Connecticut Water Service, Inc. and Subsidiaries
Financial Report
September 30, 2011 and 2010

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
At September 30, 2011 and December 31, 2010
(Unaudited)
(In thousands)

	September 30,	December 31,
ASSETS	2011	2010

Utility Plant	$479,471	$467,589
Construction Work in Progress	7,453	4,013
	486,924	471,602
Accumulated Provision for Depreciation	(132,369)	(127,383)
Net Utility Plant	354,555	344,219

Other Property and Investments	5,484	5,568

Cash and Cash Equivalents	1,004	952
Accounts Receivable (Less Allowance, 2011 - $1,494; 2010 - $1,061)	10,496	10,135
Accrued Unbilled Revenues	7,932	6,344
Materials and Supplies, at Average Cost	1,182	1,248
Prepayments and Other Current Assets	3,558	1,749
Total Current Assets	24,172	20,428

Restricted Cash	--	1,226
Unamortized Debt Issuance Expense	6,946	7,334
Unrecovered Income Taxes	23,652	24,696
Pension Benefits	5,289	6,296
Post-Retirement Benefits Other Than Pension	5,728	5,451
Goodwill	3,608	3,608
Deferred Charges and Other Costs	6,159	6,385
Total Regulatory and Other Long-Term Assets	51,382	54,996

Total Assets	$435,593	$425,211

CAPITALIZATION AND LIABILITIES

Common Stockholders' Equity	$117,986	$113,191
Preferred Stock	772	772
Long-Term Debt	111,305	111,675
Total Capitalization	230,063	225,638

Interim Bank Loans Payable	30,723	26,342
Accounts Payable and Accrued Expenses	5,660	6,552
Accrued Taxes	1,465	598
Accrued Interest	1,290	993
Other Current Liabilities	449	617
Total Current Liabilities	39,587	35,102

Advances for Construction	36,732	36,719
Contributions in Aid of Construction	56,007	55,761
Deferred Federal and State Income Taxes	35,666	34,246
Unfunded Future Income Taxes	18,823	19,474
Long-Term Compensation Arrangements	17,263	16,747
Unamortized Investment Tax Credits	1,329	1,376
Other Long-Term Liabilities	123	148
Total Long-Term Liabilities	165,943	164,471

Commitments and Contingencies

Total Capitalization and Liabilities	$435,593	$425,211

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At September 30, 2011 and December 31, 2010
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2011	2010

Common Stockholders' Equity
Common Stock Without Par Value Authorized - 25,000,000 Shares;	$73,197	$71,636
Shares Issued and Outstanding: 2011 - 8,742,036; 2010 - 8,676,849
Stock Issuance Expense	(1,613)	(1,612)
Retained Earnings	46,927	43,603
Accumulated Other Comprehensive Loss	(525)	(436)
Total Common Stockholders' Equity	117,986	113,191

Preferred Stock
Cumulative Preferred Stock of Connecticut Water Service, Inc.
Series A Voting, $20 Par Value; Authorized, Issued and
Outstanding 15,000 Shares, Redeemable at $21.00 Per Share	300	300
Series $.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares
Issued and Outstanding 29,499 Shares, Redeemable at $16.00 Per Share	472	472
Total Preferred Stock of Connecticut Water Service, Inc.	772	772

Long-Term Debt
The Connecticut Water Company
Unsecured Water Facilities Revenue Refinancing Bonds
5.05% 1998 Series A, due 2028	9,550	9,580
5.125% 1998 Series B, due 2028	7,505	7,530
4.40% 2003A Series, due 2020	8,000	8,000
5.00% 2003C Series, due 2022	14,795	14,795
Var. 2004 Series Variable Rate, due 2029	12,500	12,500
Var. 2004 Series A, due 2028	5,000	5,000
Var. 2004 Series B, due 2028	4,550	4,550
5.00% 2005 A Series, due 2040	14,805	14,885
5.00% 2007 A Series, due 2037	14,600	14,835
5.10% 2009 A Series, due 2039	20,000	20,000
Total Long-Term Debt	111,305	111,675

Total Capitalization	$230,063	$225,638

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)
(In thousands, except per share amounts)

	2011	2010

Operating Revenues	$20,628	$21,006

Operating Expenses
Operation and Maintenance	8,624	8,564
Depreciation	1,940	1,771
Income Taxes	3,574	2,527
Taxes Other Than Income Taxes	1,661	1,620
Organizational Review Charge	--	820
Total Operating Expenses	15,799	15,302

Net Operating Revenues	4,829	5,704

Other Utility Income, Net of Taxes	225	206

Total Utility Operating Income	5,054	5,910

Other Income (Deductions), Net of Taxes
Gain (Loss) on Property Transactions	114	(7)
Non-Water Sales Earnings	296	190
Allowance for Funds Used During Construction	48	82
Other	(328)	(41)
Total Other Income, Net of Taxes	130	224

Interest and Debt Expense
Interest on Long-Term Debt	1,142	1,151
Other Interest Charges	201	226
Amortization of Debt Expense	107	106
Total Interest and Debt Expense	1,450	1,483

Net Income	3,734	4,651

Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$3,724	$4,641

Weighted Average Common Shares Outstanding:
Basic	8,622	8,542
Diluted	8,729	8,645

Earnings Per Common Share:
Basic	$0.43	$0.54
Diluted	$0.42	$0.54

Dividends Per Common Share	$0.2375	$0.2325

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(In thousands, except per share amounts)

	2011	2010

Operating Revenues	$53,976	$50,708

Operating Expenses
Operation and Maintenance	24,461	24,655
Depreciation	5,724	5,186
Income Taxes	6,459	4,056
Taxes Other Than Income Taxes	4,773	4,643
Organizational Review Charge	--	820
Total Operating Expenses	41,417	39,360

Net Operating Revenues	12,559	11,348

Other Utility Income, Net of Taxes	613	559

Total Utility Operating Income	13,172	11,907

Other Income (Deductions), Net of Taxes
Gain (Loss) on Property Transactions	114	(7)
Non-Water Sales Earnings	708	626
Allowance for Funds Used During Construction	118	133
Other	(419)	(306)
Total Other Income, Net of Taxes	521	446

Interest and Debt Expense
Interest on Long-Term Debt	3,432	3,480
Other Interest Charges	470	505
Amortization of Debt Expense	319	335
Total Interest and Debt Expense	4,221	4,320

Net Income	9,472	8,033

Preferred Stock Dividend Requirement	29	29
Net Income Applicable to Common Stock	$9,443	$8,004

Weighted Average Common Shares Outstanding:
Basic	8,601	8,522
Diluted	8,711	8,623

Earnings Per Common Share:
Basic	$1.10	$0.94
Diluted	$1.08	$0.93

Dividends Per Common Share	$0.7025	$0.6875

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010

Net Income Applicable to Common Stock	$3,724	$4,641

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Expense,
net of tax benefit of $1 in 2011 and 2010	1	1
Adjustment to Pension and Post-Retirement Benefits Other
Than Pension, net of tax benefit of $3 in 2011 and $0 in 2010	(5)	(1)
Unrealized (loss) gain on investments, net of tax benefit (expense) of
$49 in 2011 and $(27) in 2010	(77)	42

Comprehensive Income	$3,643	$4,683

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010

Net Income Applicable to Common Stock	$9,443	$8,004

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Income,
net of tax benefit of $1 in 2011 and 2010	2	2
Adjustment to Pension and Post-Retirement Benefits Other
Than Pension, net of tax benefit of $8 in 2011 and $1 in 2010	(13)	(2)
Unrealized (loss) gain on investments, net of tax benefit (expense) of
$50 in 2011 and $(6) in 2010	(78)	9

Comprehensive Income	$9,354	$8,013

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)
(In thousands, except per share amounts)

	2011	2010

Balance at Beginning of Period	$45,276	$41,231
Net Income	3,734	4,651
	49,010	45,882

Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	7	7
Common Stock - 2011 $0.2375 per share; 2010 $0.2325 per share	2,073	2,010
	2,083	2,020

Balance at End of Period	$46,927	$43,862

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(In thousands, except per share amounts)

	2011	2010

Balance at Beginning of Period	$43,603	$41,785
Net Income	9,472	8,033
	53,075	49,818

Dividends Declared:
Cumulative Preferred, Class A, $0.60 per share	9	9
Cumulative Preferred, Series $0.90, $0.675 per share	20	20
Common Stock - 2011 $0.7025 per share; 2010 $0.6875 per share	6,119	5,927
	6,148	5,956

Balance at End of Period	$46,927	$43,862

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010
Operating Activities:
Net Income	$9,472	$8,033

Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Revenues	179	179
Allowance for Funds Used During Construction	(117)	(133)
Depreciation (including $604 in 2011 and 2010 charged to other accounts)	6,328	5,790
Change in Assets and Liabilities:
Increase in Accounts Receivable and Accrued Unbilled Revenues	(1,949)	(8,522)
Increase in Prepayments and Other Current Assets	(1,744)	(2,044)
Decrease in Other Non-Current Items	2,322	213
Increase in Accounts Payable, Accrued Expenses and Other
Current Liabilities	154	1,427
Increase in Deferred Income Taxes and Investment Tax Credits, Net	1,766	1,650
Total Adjustments	6,939	(1,440)
Net Cash and Cash Equivalents Provided by Operating Activities	16,411	6,593

Investing Activities:
Company Financed Additions to Utility Plant	(16,119)	(19,271)
Advances from Others for Construction	(248)	(47)
Net Additions to Utility Plant Used in Continuing Operations	(16,367)	(19,318)
Purchase of Customer Contracts	--	(900)
Purchase of water systems, net of cash acquired of $0 in 2011 and 2010	(216)	(297)
Release of restricted cash	1,226	8,930
Net Cash and Cash Equivalents Used in Investing Activities	(15,357)	(11,585)

Financing Activities:
Proceeds from Interim Bank Loans	30,722	31,039
Repayment of Interim Bank Loans	(26,342)	(25,000)
Proceeds from Issuance of Common Stock	742	736
Proceeds from the Exercise of Stock Options	146	102
Costs Incurred to Issue Long-Term Debt and Common Stock	--	(1)
Repayment of Long-Term Debt Including Current Portion	(370)	(240)
Advances from Others for Construction	248	47
Cash Dividends Paid	(6,148)	(5,956)
Net Cash and Cash Equivalents (Used in) Provided by Financing Activities	(1,002)	727
Net Increase (Decrease) in Cash and Cash Equivalents	52	(4,265)
Cash and Cash Equivalents at Beginning of Period	952	5,437
Cash and Cash Equivalents at End of Period	$1,004	$1,172

Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$221	$623
Short-term Investment of Bond Proceeds Held in Restricted Cash	$--	$3,757

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$3,778	$3,734
State and Federal Income Taxes	$3,745	$1,931

The accompanying footnotes are an integral part of these consolidated financial statements.

Connecticut Water Service, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2010 and as updated in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

2.  Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and nine months ended September 30, 2011 and 2010.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30	2011	2010	2011	2010
Service Cost	$381	$417	$1,142	$1,251
Interest Cost	534	544	1,601	1,631
Expected Return on Plan Assets	(614)	(626)	(1,842)	(1,880)
Amortization of:
Transition Obligation	--	1	1	2
Prior Service Cost	18	17	52	52
Net Loss	171	151	515	452
Net Periodic Benefit Cost	$490	$504	$1,469	$1,508

The Company contributed $1.2 million during 2011 for the 2010 plan year.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30	2011	2010	2011	2010
Service Cost	$128	$142	$474	$425
Interest Cost	146	143	479	430
Expected Return on Plan Assets	(66)	(77)	(200)	(230)
Other	57	57	169	169
Amortization of:
Prior Service Cost	(203)	(101)	(467)	(304)
Recognized Net Loss	156	82	460	247
Net Periodic Benefit Cost	$218	$246	$915	$737

On May 16, 2011, the Company notified participants in the PBOP plan of an amendment that would limit the life-time benefits of participants to $100,000, effective July 1, 2011.  As of the date of the notice, May 16, 2011, the Company and its actuary began to account for the change in life-time benefits.  The change in benefits resulted in a decrease in PBOP expense of $300,000 in the second and third quarters of 2011.

Connecticut Water Service, Inc. and Subsidiaries

3.  Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended September 30,	2011	2010

Common Shares Outstanding End of Period:	8,742,036	8,653,619
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,621,809	8,541,505
Diluted	8,728,527	8,644,691

Basic Earnings per Share	$0.43	$0.54
Dilutive Effect of Unexercised Stock Options	(0.01)	--
Diluted Earnings per Share	$0.42	$0.54

Nine Months ended September 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,600,686	8,522,023
Diluted	8,710,995	8,622,941

Basic Earnings per Share	$1.10	$0.94
Dilutive Effect of Unexercised Stock Options	(0.02)	(0.01)
Diluted Earnings per Share	$1.08	$0.93

Total unrecognized compensation expense for all stock awards was approximately $0.6 million as of September 30, 2011 and will be recognized over the next three years.

4.  New Accounting Pronouncements

On September 15, 2011, the FASB issued ASU 2011-08 that will simplify the goodwill impairment process.  The ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The guidance also includes examples of the types of factors to consider in conducting the qualitative assessment.  The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The Company does not believe that the adoption of ASU 2011-08 will have a material impact on its financial statements or disclosures.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2011:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$83	$--	$--
Mutual Funds:
Equity Funds (1)	772	--	--
Total	$855	$--	$--

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

Restricted Cash – As part of the Company’s December 2009 bond offering, the Company recorded unused proceeds from this bond issuance as restricted cash as the funds can only be used for certain capital expenditures.  The Company has used the remainder of the proceeds during 2011, as the approved capital expenditures were completed.

Long-Term Debt – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of September 30, 2011 and December 31, 2010, the estimated fair value of the Company's long-term debt was $110,165,000 and $105,713,000, respectively, as compared to the carrying amounts of $111,305,000 and $111,675,000, respectively.

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

6.  Segment Reporting

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals.  Financial data for the segments is as follows (in thousands):

Three Months Ended September 30, 2011
Segment	Revenues	Pre-Tax Income	Income Tax Expense (Benefit)	Net Income
Water Activities	$21,040	$6,804	$3,480	$3,324
Real Estate Transactions	--	--	(114)	114
Services and Rentals	1,194	498	202	296
Total	$22,234	$7,302	$3,568	$3,734

Three Months Ended September 30, 2010
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income (Loss)
Water Activities	$21,403	$7,073	$2,605	$4,468
Real Estate Transactions	--	--	7	(7)
Services and Rentals	1,315	311	121	190
Total	$22,718	$7,384	$2,733	$4,651

Nine Months Ended September 30, 2011
Segment	Revenues	Pre-Tax Income	Income Tax Expense (Benefit)	Net Income
Water Activities	$55,088	$15,133	$6,483	$8,650
Real Estate Transactions	--	--	(114)	114
Services and Rentals	3,457	1,196	488	708
Total	$58,545	$16,329	$6,857	$9,472

Nine Months Ended September 30, 2010
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income (Loss)
Water Activities	$51,740	$11,623	$4,209	$7,414
Real Estate Transactions	--	--	7	(7)
Services and Rentals	3,662	1,045	419	626
Total	$55,402	$12,668	$4,635	$8,033

The revenues shown in Water Activities above consist of revenues from water customers of $20,628,000 and $21,006,000 for the three months ended September 30, 2011 and 2010, respectively.  Additionally, there were revenues associated with utility plant leased to others of $412,000 and $397,000 for the three months ended September 30, 2011 and 2010, respectively.

The revenues shown in Water Activities above consist of revenues from water customers of $53,976,000 and $50,708,000 for the nine months ended September 30, 2011 and 2010, respectively.  Additionally, there were revenues associated with utility plant leased to others of $1,112,000 and $1,032,000 for the nine months ended September 30, 2011 and 2010, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.  During the nine months ended September 30, 2011 and 2010, the Company did not engage in any such transactions, however there were adjustments to tax accounts in both 2011 and 2010 related to changes in the valuation allowance and expired tax credits, respectively.

Connecticut Water Service, Inc. and Subsidiaries

Assets by segment (in thousands):

	September 30, 2011	December 31, 2010
Total Plant and Other Investments:
Water Activities	$359,426	$349,221
Non-Water	613	566
	360,039	349,787
Other Assets:
Water Activities	73,676	72,600
Non-Water	1,878	2,824
	75,554	75,424
Total Assets	$435,593	$425,211

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

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  There were no such charges for the nine month periods ended September 30, 2011 and 2010.  Additionally, there were no accruals relating to interest or penalties as of September 30, 2011 and December 31, 2010.  The Company remains subject to examination by state and federal authorities for the 2007 through 2009 tax years.  The Internal Revenue Service commenced an examination of the Company’s federal income tax return for the 2009 tax year during the second quarter of 2011.  The Company believes that the final outcome of this examination will not have a material effect on the Company’s results of operations.

The Company’s effective income tax rate for the first nine months of 2011 and 2010 was 42.0% and 36.6%, respectively.  The statutory income tax rates during the same periods were 39%.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year.  The increase in the effective tax rate is primarily attributable to a change in pension and PBOP contribution assumptions along with the effect of incremental federal tax rates.  This increase is partially offset by a change in assumption regarding the future utilization of our charitable contribution carryforwards.

8.  Lines of Credit

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which was to expire on June 25, 2011 but was extended in late June 2011 until August 25, 2011.  On July 26, 2011, the Company extended the maturity date of this line to June 25, 2013.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 10, 2013.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2013.  The Company expects to renew the lines of credit annually, with a rolling two year expiration date.  The outstanding aggregate balance on these lines of credit was $30.7 million and $26.3 million as of September 30, 2011 and December 31, 2010, respectively, and are included in the Interim Bank Loans Payable line of the Balance Sheet.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

Connecticut Water Service, Inc. and Subsidiaries

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2011 and June 30, 2011.

Regulatory Matters and Inflation

Public Utility Regulatory Authority Matters

On July 14, 2010, the Public Utility Regulatory Authority (“PURA”), formerly known as the Department of Public Utility Control, issued its Final Decision in a rate case filed by the Company on January 6, 2010, granting an increase in revenues of $8.0 million, or approximately 13%, over pro forma test year revenues.  The PURA approved a return on equity of 9.75%.  The new rates became effective for services rendered on or after July 14, 2010, at which point all previously approved Water Infrastructure Conservation Act (“WICA”) surcharges were folded into customers’ base charges.  The Company is not precluded from seeking increased rates for future years as part of a new general rate filing should it choose to do so.

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

On July 28, 2011, the Company filed a WICA application with the PURA requesting an additional 1.42% surcharge to customer bills representing approximately $7.7 million in WICA related projects.  On September 21, 2011, the PURA approved a 1.40% increase to customers’ bills effective October 1, 2011, for a cumulative 3.09% WICA surcharge.  The surcharge is effective for bills rendered on or after October 1, 2011.

Organizational Review

As part of an organizational review, beginning in July 2010, the Company examined both its regulated and unregulated operations to ensure that it is maximizing the Company’s financial results while maintaining the high quality water and service our customers have come to expect.  During the third quarter of 2010, the Company determined that a targeted reduction in workforce was appropriate.  The Company eliminated approximately 15 positions that centered on traditional managerial, officer and overhead positions.  The Company did not eliminate positions in direct service of its customers.  The Company recorded a one-time estimated charge of approximately $820,000 related to this organizational review during the third quarter of 2010.  This amount was adjusted downward to $786,000 during the fourth quarter of 2010, as actual costs became known.  This charge represents the aggregate severance benefit provided to the employees leaving the Company, legal costs associated with the review and out placement services provided to the effected employees.  The Company continues to evaluate both active segments of its business and will make additional changes as warranted.

Acquisitions

The Company has previously announced that it had reached an agreement to acquire a water system in Old Lyme, Connecticut for $216,000.  This acquisition will add approximately 100 customers and additional water supply to the Company.  The PURA issued a final decision approving the acquisition on July 21, 2011.  The Company completed the acquisition on August 18, 2011.  Additionally, during the first quarter of 2011, the Company completed the acquisition of a water company serving approximately 25 customers in the Town of Madison, Connecticut for a nominal amount.

On July 27, 2011, the Company announced that it had entered into an agreement on July 26, 2011 with Aqua America, Inc. (“AA”) to purchase all of the outstanding shares of Aqua Maine, Inc. (“AM”), a wholly-owned subsidiary of AA, for approximately $35.8 million (subject to certain adjustments at closing), including approximately $17.7 million of long-term debt as of December 31, 2010, reflecting a total enterprise value of approximately $53.5 million.  AM is a public water utility regulated by the Maine Public Utilities Commission (“MPUC”) that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with the Company’s growth strategy and will make the Company the largest U.S. based publicly-traded water utility company in New England.  The acquisition expands the Company’s footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  Upon closing, the Company will account for the acquisition in accordance with Accounting Standards Codification (ASC) 805 “Business Combinations”, which requires that all acquired assets and liabilities be adjusted to fair value as of the date of the closing.  The acquisition is subject to approval by the MPUC and the completion of necessary financing.  The Company expects that the permanent financing for the transaction will initially consist of a combination of long and short-term debt, which may be followed by an offering of equity.  To date, the MPUC and the Maine Office of Public Advocate (“OPA”) has issued, and the Company has answered, interrogatories related to the acquisition.  Two technical conferences have been held at which Company and AM representatives answered questions from MPUC and OPA staff.  On October 27, 2011, a stipulation was filed reflecting the agreement among MPUC staff, the OPA, AM and the Company concerning the appropriate terms and conditions of the acquisition approval.  A public hearing will be held on November 9, 2011 before the MPUC concerning whether the MPUC should accept the stipulation.  The Company currently expects that the acquisition will be consummated during the first quarter of 2012.

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

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to FASB ASC 980 “Regulated Operations”, revenue recognition, and accounting for pension and other post-retirement benefit plans.  Each of these accounting policies and the application of critical accounting policies and estimates were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes in the application of critical accounting policies or estimates during the three months ended September 30, 2011.

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

The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.  The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at current or lower levels, customer growth in the Company’s core regulated water utility business, growth in revenues and customers related to acquisitions, including the pending acquisition of AM, growth in revenues attributable to non-water sales operations, and the timing and adequacy of rate relief when requested, from time to time, by Connecticut Water, our regulated water company.

As noted above, in July 2010, the PURA authorized a revenue increase equating to approximately 13%.  Subsequent to the general rate increase, PURA has authorized an additional 3.09% surcharge through WICA.  Based on the allowed increase and continued cost-cutting measures in Operation and Maintenance expenses, including the Organizational Review discussed above, the Company expects its earnings from its Water Activities segment to be higher for the fiscal year ended December 31, 2011 than for the same period in 2010.  Income from our Services and Rentals segment is not expected to be materially different in 2011 than it was in 2010.  The Company is finalizing a land sale with the Town of Plymouth, Connecticut to sell approximately 175 acres of land for open space and recreational purposes, subject to approval from the PURA and the Town of Plymouth.  The Company and Town have agreed on a sale price of $1.45 million for the parcel that is valued at $1.615 million.  If approved, the Company expects the transaction to be completed in 2012.

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

With the implementation of the Company’s new Enterprise Resource Planning System (ERP) in the first quarter of 2010, the Company delayed customer billings in order to verify the integrity of the system and the accuracy of those bills prior to mailing.  As a result, some billings and related cash receipts and collection efforts were delayed. The Company increased its utilization of its lines of credit during this period.  Our operations, including plans to continue investment in new infrastructure, have not been impacted.

The improvement in collection efforts contributed to a decrease in the Company’s bad debt expense for 2011 of approximately $17,000, when compared to the first nine months of 2010, based upon aging of the receivables.  The Company has seen progress towards resolving the collection issues during 2011, primarily through the ability to charge interest and shut off customers for non-payment and expects continued progress throughout the remainder of the year.  The Company fully anticipates that the reserve will begin to move closer to historical levels by the end of 2011.

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which was to expire on June 25, 2011 but was extended in late June 2011 until August 25, 2011.  On July 26, 2011, the Company extended the maturity date of this line to June 25, 2013.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 10, 2013.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2013.  The Company expects to renew the lines of credit annually, with a rolling two year expiration date.  The outstanding aggregate balance on these lines of credit was $30.7 million and $26.3 million as of September 30, 2011 and December 31, 2010, respectively, and are included in the Interim Bank Loans Payable line of the Balance Sheet.  As of September 30, 2011, the Company had $9.3 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

The Company expects its existing sources of liquidity to remain sufficient to meet its anticipated obligations. The Company’s business is capital intensive, requiring significant resources to fund operating expenses and interest and dividend payments. During the remainder of 2011, the Company expects to satisfy these requirements with a combination of internal cash from operations and our existing lines of credit. The Company also expects that the remaining borrowing capacity under its credit facilities will continue to be available to manage working capital requirements.

The Board of Directors approved a $23.0 million construction budget for 2011, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company is using a combination of its internally generated funds, borrowing under its available lines of credit, and the funds remaining under our 2009 debt issuance to fund this construction budget.  The Company has obtained authorization through the Connecticut Development Authority to issue up to $24 million in private activity bonds in 2011, which has also been approved by the PURA.  The Company expects to conduct a bond offering late in 2011 or early in 2012, depending on market conditions.

Standard and Poor’s (“S&P”), on October 28, 2011, affirmed its 'A' corporate credit rating on the Company, however, S&P revised the Company’s ratings outlook from stable to negative.  The negative outlook reflects S&P’s expectation of weaker credit metrics as a result of the debt the Company plans to incur to complete the acquisition of AM as well as additional near-term debt funding of the Company’s capital expenditure program.  S&P also indicated that if the Company were to issue a material amount of common equity in the future, this step could lead S&P to revise the outlook to stable.

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) to all registered shareholders, whereby participants can opt to have dividends directly reinvested into additional shares of the Company.  In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that will add an “up to 5.00% purchase price discount” feature to the DRIP and are intended to encourage greater shareholder, customer and employee participation in the DRIP.  During the nine months ended September 30, 2011 and 2010, shareholders reinvested $742,000 and $736,000, respectively, in additional shares as part of the DRIP.

Connecticut Water Service, Inc. and Subsidiaries

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the nine months ended September 30, 2011, 5,671 stock options were exercised, resulting in approximately $146,000 in proceeds to the Company.  During the nine months ended September 30, 2010, a total of 5,012 stock options were exercised, resulting in approximately $102,000 in proceeds to the Company.

As the Company looks forward to the remainder of 2011 and 2012, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery through periodic WICA applications.  The total cost of the Company’s planned infrastructure investments and the announced acquisition of AM are expected to exceed the amount of internally generated funds and the available balances as of September 30, 2011 under our existing lines of credit.  Therefore, the Company expects that it will require external financings over the next two years.  In order to maintain a balanced capital structure, the Company’s new financings are expected to consist of a combination of long and short-term debt and equity financings.  In addition to the planned offering of up to $24 million of private activity bonds through the CDA as discussed above, the Company expects to raise additional common equity at some point during the next twelve months; however, the Company’s Board of Directors has not yet determined the amount of equity capital that may be raised or the precise manner or timing of any particular equity financing.

Results of Operations

Three Months Ended September 30
Net Income for the three months ended September 30, 2011 decreased from the same period in the prior year by $917,000 to $3,734,000, which decreased earnings per basic average common share by $0.11, to $0.43.

This decrease in Net Income is broken down by business segment as follows:

Business Segment	September 30, 2011	September 30, 2010	Increase/(Decrease)
Water Activities	$3,324,000	$4,468,000	$(1,144,000)
Real Estate Transactions	114,000	(7,000)	121,000
Services and Rentals	296,000	190,000	106,000
Total	$3,734,000	$4,651,000	$(917,000)

The decrease in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers decreased by $378,000, or 1.8%, to $20,628,000 for the three months ended September 30, 2011 when compared to the same period in 2010.  The primary reason for the decrease in revenues was attributable to unfavorable weather in the three months ended September 30, 2011 when compared to the same period in 2010.  In the Town of Windsor Locks, CT, part of our largest service area, there was approximately 14 additional inches in rainfall in the third quarter of 2011 compared to the third quarter of 2010, with rain falling on 11 additional days during 2011.  The unfavorable weather led to a decrease of approximately $480,000 related to residential revenue, the customer class whose usage is most dependant on weather.  The weather also negatively impacted the amount of water produced by over 300 million gallons, or an approximate 11% decline, when compared to the third quarter of 2010.  Offsetting the decrease in revenues was an approximate 1.69% cumulative WICA surcharge not in effect during 2010 and approximately 15 additional days of higher rates approved by PURA effective for bills rendered on or after July 14, 2010.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $60,000 for the three months ended September 30, 2011 when compared to the same period of 2010 primarily due to the following components:

Expense Components	September 30, 2011	September 30, 2010	Increase/(Decrease)
Maintenance	$638,000	$368,000	$270,000
Other benefits	137,000	8,000	129,000
Vehicles	459,000	377,000	82,000
Outside services	393,000	320,000	73,000
Medical	482,000	418,000	64,000
Investor relations	103,000	81,000	22,000
Property and liability insurance	240,000	266,000	(26,000)
Post retirement medical	217,000	246,000	(29,000)
Utility costs	826,000	923,000	(97,000)
Labor	2,946,000	3,085,000	(139,000)
Customer	223,000	375,000	(152,000)
Other	1,960,000	2,097,000	(137,000)
Total	$8,624,000	$8,564,000	$60,000

Connecticut Water Service, Inc. and Subsidiaries

-	This increase, approximately 0.7% in the third quarter of 2011 when compared to the same period in 2010, was due largely to cost containment efforts by our employees, including the following:
•
Customer costs decreased by $152,000 in the third quarter of 2011 primarily due to a decrease in uncollectible accounts as the Company continues to work towards the resolution of billing and collection issues that arose as part of the ERP implementation discussed in the “Liquidity and Capital Resources” section above;

•
Labor costs have decreased by $139,000 primarily due to the Organizational Review undertaken during July of 2010.  As a result of this review, discussed above, the Company eliminated approximately 15 positions that centered on traditional managerial, officer and overhead positions;

•
Utility costs were down $97,000 when compared to the same period of 2010 due principally to reduced electrical power costs.  During the fourth quarter of 2010, the Company received lower rates on its electricity through new suppliers and improved efficiency at several of the Company’s locations as a result of energy audits.  To date, energy audits have been performed at many of our facilities and we expect to further improve efficiencies in our electrical usage;

•	Post retirement medical costs decreased by $29,000 due to a change made in the plan during the second quarter of 2011 to limit the life-time benefits of participants to $100,000; and
•
Property and liability insurance decreased approximately $26,000 in 2011 primarily due to cost reductions in our package and workers’ compensation policies.  The package policy, which covers our fleet of vehicles, decreased primarily to a reduction in our fleet levels.  Workers’ compensation decreased due to a reduction in employee levels late in the third quarter of 2010.

-	The decreases described above were partially offset by the following increases to O&M expense:
•
Maintenance costs increased by approximately $270,000 as a result of the Company’s efforts during the clean-up of Tropical Storm Irene.  After assuring our customers’ water supply had not been compromised, the Company made an effort to assist local communities that were without power for up to a week.  During this time, the Company offered several locations where our neighbors who had lost power and were not connected to our water supply could fill up containers with potable water;

•
Other benefits increased primarily due to a decrease in the amount of benefits being capitalized as part of work on capital projects due to the ongoing work to resolve issues in the customer service module of our ERP system during the third quarter of 2010.  When employees work on a capital project, a portion of their benefits is charged to the project;

•
Outside services increased by approximately $73,000 in the third quarter of 2011 when compared to the same period 2010 due primarily to the upgrade of certain accounting software packages and costs associated with an employment search engagement; and

•	Medical costs increased $64,000 over the prior year primarily due to an increase in claims.

-
The Company saw an approximate 9.5% increase in its Depreciation expense from the three months ended September 30, 2010 compared to the same period in 2011.  The primary driver of this increase was due to an increase in the Company’s Utility Plant investment.  A portion of the higher Utility Plant balance was related to the implementation of the Company’s ERP system that went into service in the first quarter of 2010 which is depreciated at a higher rate than our typical water delivery infrastructure.  In the first year of service, the Company only takes one-half year of depreciation on its long-lived assets, therefore depreciation related to the ERP system in 2010 was less than in 2011.  The Company’s prior ERP system was fully depreciated prior to the implementation of the new system.

-
Income Tax expense associated with Water Activities increased by $1,047,000 in the third quarter of 2011 when compared to the same period in 2010 due to higher pre-tax book income and also due to a higher effective tax rate.  The increase in the effective tax rate is primarily attributable to a change in pension and PBOP contribution assumptions along with the effect of incremental federal tax rates.  This increase is partially offset by a change in assumption regarding the future utilization of our charitable contribution carryforwards.

-	Other costs increased by $287,000 in the third quarter of 2011 when compared to the same period in 2010 primarily due to costs associated with the announced purchase of AM.

Nine Months Ended September 30
Net Income for the nine months ended September 30, 2011 increased from the same period in the prior year by $1,439,000 to $9,472,000, which increased earnings per basic average common share by $0.16, to $1.10.

This increase in Net Income is broken down by business segment as follows:

Business Segment	September 30, 2011	September 30, 2010	Increase/(Decrease)
Water Activities	$8,650,000	$7,414,000	$1,236,000
Real Estate Transactions	114,000	(7,000)	121,000
Services and Rentals	708,000	626,000	82,000
Total	$9,472,000	$8,033,000	$1,439,000

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $3,268,000, or 6.4%, to $53,976,000 for the nine months ended September 30, 2011 when compared to the same period in 2010.  The primary reasons for the increase in revenues were an approximate 13% increase in rates as approved by the PURA in July 2010 (which folded in previously approved WICA surcharges of 2.1%) and an approximate 1.69% WICA surcharge not in effect during 2010.  Offsetting these increases, the Company saw a decrease of approximately 6.2% in the amount of water produced at its treatment plants and pump stations.  The reduction in water production was attributable to the weather experienced in the second and third quarters of 2011.  During the second and third quarters of 2011, there was a nearly 150% increase in rainfall while the average temperature was 2 degrees cooler in the Town of Windsor Locks, CT, which is located in our largest service area, when compared to the same period in 2010.  The second and third quarters are typically the period during which there is the most fluctuation in water usage due to changes in weather.

Connecticut Water Service, Inc. and Subsidiaries

Operation and Maintenance Expense

O&M expense decreased by $194,000 for the nine months ended September 30, 2011 when compared to the same period in 2010 primarily due to the following components:

Expense Components	September 30, 2011	September 30, 2010	Increase/(Decrease)
Maintenance	$1,491,000	$1,212,000	$279,000
Vehicles	1,304,000	1,135,000	169,000
Post retirement medical	915,000	737,000	178,000
Regulatory commission expense	269,000	151,000	118,000
Medical	1,323,000	1,228,000	95,000
Investor relations	447,000	376,000	71,000
Pension	1,469,000	1,507,000	(38,000)
Water treatment (including chemicals)	1,897,000	1,938,000	(41,000)
Property and liability insurance	707,000	808,000	(101,000)
Outside services	953,000	1,103,000	(150,000)
Utility costs	2,516,000	2,734,000	(218,000)
Labor	8,613,000	9,031,000	(418,000)
Other	2,557,000	2,695,000	(138,000)
Total	$24,461,000	$24,655,000	$(194,000)

-	This decrease, approximately 0.8% in the first nine months of 2011 when compared to the same period in 2010, was largely due to cost containment efforts by our employees, including the following:
•
Labor costs have decreased by $418,000 primarily due to the Organizational Review undertaken during July of 2010.  As a result of this review, discussed above, the Company eliminated approximately 15 positions that centered on traditional managerial, officer and overhead positions;

•
Utility costs were down $218,000 when compared to the same period of 2010 due principally to reduced electrical power costs.  In December 2010, the Company received lower rates on its electricity through new suppliers and improved efficiency at several of the Company’s locations as a result of energy audits.  To date, energy audits have been performed at many of our facilities and we expect to further improve efficiencies in our electrical usage;

•
Outside services decreased by $150,000 primarily due to a reduction in consulting, and legal expenses.  The reduction in consulting was primarily due to training services provided prior to the launch of the Company’s Enterprise Resource Planning (ERP) system early in 2010.  These decreases were partially offset by and costs associated with an employment search engagement;

•
Property and liability insurance decreased $101,000 in 2011 primarily due to cost reductions in our package and workers’ compensation policies.  The package policy, which covers our fleet of vehicles, decreased primarily to a reduction in our fleet levels.  Workers’ compensation decreased due to a reduction in headcount in the third quarter of 2010; and

-	Non-cost containment decreases to O&M expense include the following:
•	Water treatment costs decreased approximately $41,000 primarily as a result of a reduction in water produced at our water treatment plants; and
-	The decreases described above were partially offset by the following:
•
Maintenance costs increased by approximately $279,000 as a result of the Company’s efforts during the clean-up of Tropical Storm Irene.  After assuring our customers’ water supply had not been compromised, the Company made an effort to assist local communities that were without power for up to a week.  During this time, the Company offered several locations where our neighbors who had lost power and were not connected to our water supply could fill up containers with potable water;

•
Post retirement medical expense increased by $178,000 over 2010 levels primarily due to a decrease in the discount rate used to determine the future liabilities of the plans and to a decline in the market value of the plans’ assets in prior years.  During the second quarter of 2011, the Company made a change to its Post retirement medical plan to limit the life-time benefits of participants to $100,000; and

•
Regulatory commission expense increased $118,000 over prior year due to costs associated with the rate case filed in 2010.  Per PURA regulations, costs associated with general rate cases are captured on the balance sheet and amortized over an approved period.  During 2010, costs associated with the 2006 rate case became fully amortized.

-
The Company saw an approximate 10.4% increase in its Depreciation expense in the first nine months of 2010 to the same period in 2011.  The primary driver of this increase was due to an increase in the Company’s Utility Plant investment.  A portion of the higher Utility Plant balance was related to the implementation of the Company’s ERP system that went into service in the first quarter of 2010 which is depreciated at a higher rate than our typical water delivery infrastructure.  The Company’s prior ERP system was fully depreciated prior to the implementation of the new system.

-
Income Tax expense associated with Water Activities increased by $2,406,000 due to higher pre-tax book income and also due to a higher effective tax rate.  The increase in the effective tax rate is primarily attributable to a change in pension and PBOP contribution assumptions along with the effect of incremental federal tax rates.  This increase is partially offset by a change in assumption regarding the future utilization of our charitable contribution carryforwards.

-	Other costs increased by $113,000 in the first nine months of 2011 when compared to the same period in 2010 primarily due to costs associated with the announced purchase of AM.

Connecticut Water Service, Inc. and Subsidiaries

Commitments and Contingencies

Other than the acquisition discussed below, there were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period year December 31, 2010.

On July 27, 2011, the Company announced that it had entered into an agreement on July 26, 2011 with Aqua America, Inc. (“AA”) to purchase all of the outstanding shares of Aqua Maine, Inc. (“AM”), a wholly-owned subsidiary of AA, for approximately $35.8 million (subject to certain adjustments at closing), including approximately $17.7 million of long-term debt as of December 31, 2010, reflecting a total enterprise value of approximately $53.5 million.  AM is a public water utility regulated by the Maine Public Utilities Commission (“MPUC”) that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with the Company’s growth strategy and will make the Company the largest U.S. based publicly-traded water utility company in New England.  The acquisition expands the Company’s footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  Upon closing, the Company will account for the acquisition in accordance with Accounting Standards Codification (ASC) 805 “Business Combinations”, which requires that all acquired assets and liabilities be adjusted to fair value as of the date of the closing.  The acquisition is subject to approval by the MPUC and the completion of necessary financing.  The Company expects that the permanent financing for the transaction will initially consist of a combination of long and short-term debt, which may be followed by an offering of equity.  To date, the MPUC and the Maine Office of Public Advocate (“OPA”) has issued, and the Company has answered, interrogatories related to the acquisition.  Two technical conferences have been held at which Company and AM representatives answered questions from MPUC and OPA staff.  On October 27, 2011, a stipulation was filed reflecting the agreement among MPUC staff, the OPA, AM and the Company concerning the appropriate terms and conditions of the acquisition approval.  A public hearing will be held on November 9, 2011 before the MPUC concerning whether the MPUC should accept the stipulation.  The Company currently expects that the acquisition will be consummated during the first quarter of 2012.

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
•
our ability to successfully acquire and integrate regulated water and wastewater systems, including the pending acquisition of Aqua Maine, Inc. as well as unregulated businesses, that are complementary to our operations and the growth of our business;

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $40.0 million of variable rate lines of credit with three banks, under which the interim bank loans payable at September 30, 2011 were approximately $30.7 million.

As of September 30, 2011, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Connecticut Water Service, Inc. and Subsidiaries

Part II, Item 1A: Risk Factors

Except as set forth below, information about the material risks related to our business, financial condition and results of operations for the three months and nine months ended September 30, 2011 does not materially differ from that set out under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the information provided below and elsewhere in this report.   Additional risks, uncertainties and other factors not presently known to us or that we currently deems immaterial may also impair the Company’s business operations, financial condition or operating results.

The failure to consummate the acquisition of Aqua Maine could adversely affect our business.

We recently entered into an agreement to purchase Aqua Maine, Inc. from Aqua America, Inc. (AA).  The transaction is subject to regulatory and other specified approvals, including a final order of the Maine Public Utility Commission approving the transaction, and the Company’s receipt of necessary financing, all as described in the Stock Purchase Agreement dated July 26, 2011 between the parties (the “Agreement”).  To date, the MPUC and the Maine Office of Public Advocate (“OPA”) has issued, and the Company has answered, interrogatories related to the acquisition.  Two technical conferences have been held at which Company and AM representatives answered questions from MPUC and OPA staff.  On October 27, 2011, a stipulation was filed reflecting the agreement among MPUC staff, the OPA, AM and the Company concerning the appropriate terms and conditions of the acquisition approval.  A public hearing will be held on November 9, 2011 before the MPUC concerning whether the MPUC should accept the stipulation.  The Company currently expects that the acquisition will be consummated during the first quarter of 2012.

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

No stock repurchases were made during the quarter ended September 30, 2011.

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

10.1	Dividend Reinvestment and Common Stock Purchase Plan, amended and restated as of August 4, 2011 (Exhibit 4 to Form S-3 Registration Statement filed on Sept. 16, 2011).

10.2	Second Amendment to Promissory Note and Supplement, dated July 26, 2011, between Connecticut Water Service, Inc. and CoBank ACB. (Exhibit 10.1 to Form 8-K filed on July 29, 2011).

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32**	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith
** furnished herewith

Connecticut Water Service, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)
Date: November 8, 2011	By: /s/ David C. Benoit David C. Benoit Vice President – Finance and Chief Financial Officer
Date: November 8, 2011	By: /s/ Nicholas A. Rinaldi Nicholas A. Rinaldi Controller