Form 10-K
period 2011-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2012-03-14
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from	to

Commission File Number 0-8084

Connecticut Water Service, Inc.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0739839 (I.R.S. Employer Identification No.)

93 West Main Street, Clinton, CT (Address of principal executive office)	06413 (Zip Code)

Registrant's telephone number, including area code (860) 669-8636
Registrant’s website:  www.ctwater.com

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class Common Stock, without par value	Name of each exchange on which registered The Nasdaq Stock Market, Inc.

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2011, the aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was $214,731,952 based on the closing sale price on such date as reported on the NASDAQ.

Number of shares of Common Stock, no par value, outstanding as of March 1, 2012 was 8,785,832, including 136,157 common stock equivalent shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Document is Incorporated

Definitive Proxy Statement, to be filed on or about March 23, 2012, for Annual Meeting of Shareholders to be held on May 10, 2012.	Part III

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“10-K”), or incorporated by reference into this 10-K, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) that are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on Connecticut Water Service, Inc. (referred to as “the Company”, “we”, “us”, or “our”).  These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  Forward-looking statements included in this 10-K, or incorporated by reference into this 10-K, include, but are not limited to, statements regarding:

•	projected capital expenditures and related funding requirements;
•	the availability and cost of capital;
•	developments, trends and consolidation in the water and wastewater utility industries;
•	dividend payment projections;
•	our ability to successfully acquire and integrate regulated water and wastewater systems, as well as unregulated businesses, that are complementary to our operations and the growth of our business;
•	the capacity of our water supplies, water facilities and wastewater facilities;
•	the impact of limited geographic diversity on our exposure to unusual weather;
•	the impact of conservation awareness of customers and more efficient plumbing fixtures and appliances on water usage per customer;
•	our capability to pursue timely rate increase requests;
•	our authority to carry on our business without unduly burdensome restrictions;
•	our ability to maintain our operating costs at the lowest possible level, while providing good quality water service;
•	our ability to obtain fair market value for condemned assets;
•	the impact of fines and penalties;
•	changes in laws, governmental regulations and policies, including environmental, health and water quality and public utility regulations and policies;
•	the decisions of governmental and regulatory bodies, including decisions to raise or lower rates;
•	our ability to successfully extend and expand our service contract work within our Service and Rentals Segment in both Connecticut and Maine;
•	the development of new services and technologies by us or our competitors;
•	the availability of qualified personnel;
•	the condition of our assets;
•	the impact of legal proceedings;
•	general economic conditions;
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

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•	changes in general economic, business, credit and financial market conditions;
•	changes in environmental conditions, including those that result in water use restrictions;
•	abnormal weather conditions;
•	increases in energy and fuel costs;
•	unfavorable changes to the federal and/or state tax codes;
•	significant changes in, or unanticipated, capital requirements;
•	significant changes in our credit rating or the market price of our common stock;
•	our ability to integrate businesses, technologies or services which we may acquire, including the acquisition of The Maine Water Company in January 2012;
•	our ability to manage the expansion of our business;
•	the extent to which we are able to develop and market new and improved services;
•	the continued demand by telecommunication companies for antenna site leases on our property;
•	the effect of the loss of major customers;
•	our ability to retain the services of key personnel and to hire qualified personnel as we expand;
•	labor disputes;
•	increasing difficulties in obtaining insurance and increased cost of insurance;
•	cost overruns relating to improvements or the expansion of our operations;
•	increases in the costs of goods and services;
•	civil disturbance or terroristic threats or acts; and
•	changes in accounting pronouncements.

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

PART I

ITEM 1.  BUSINESS

The Company

The Registrant, Connecticut Water Service, Inc. (referred to as “the Company”, “we”, “us”, or “our”) was incorporated in 1974, with The Connecticut Water Company (Connecticut Water) as its largest subsidiary which was organized in 1956.  Connecticut Water Service, Inc. is a non-operating holding company, whose income is derived from the earnings of its four wholly-owned subsidiary companies as of December 31, 2011.  In 2011, approximately 90% of the Company’s net income was attributable to water activities carried out within its regulated water company, Connecticut Water.  As of December 31, 2011, Connecticut Water supplied water to 90,023 customers, representing a population of over 300,000, in 55 towns throughout Connecticut.  As a regulated water company, Connecticut Water is subject to state regulation regarding financial issues, rates, and operating issues, and to various other state and federal regulatory agencies concerning water quality and environmental standards.

In addition to its regulated utility, the Company owns two active unregulated companies as of December 31, 2011.  In 2011, these unregulated companies, together with real estate transactions within Connecticut Water, contributed the remaining 10% of the Company’s net income through real estate transactions as well as services and rentals.  The two active companies are Chester Realty, Inc., a real estate company in Connecticut; and New England Water Utility Services, Inc. (NEWUS), which provides contract water and sewer operations and other water related services.

On July 27, 2011, the Company announced that it had entered into an agreement on July 26, 2011 with Aqua America, Inc. (“AA”) to purchase all of the outstanding shares of Aqua Maine, Inc. (“AM”), a wholly-owned subsidiary of AA, for approximately $35.8 million (subject to certain adjustments at closing), including approximately $17.7 million of long-term debt as of December 31, 2010, reflecting a total enterprise value of approximately $53.5 million.  AM is a public water utility regulated by the Maine Public Utilities Commission (“MPUC”) that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with the Company’s growth strategy and will make the Company the largest U.S. based publicly-traded water utility company in New England.  The acquisition expanded the Company’s footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  The Company will account for the acquisition in accordance with Accounting Standards Codification (ASC) 805 “Business Combinations”.  On November 22, 2011, the MPUC issued an Order approving a Settlement Agreement that gave regulatory approval for the acquisition by the Company.  Effective January 1, 2012, the Company completed the acquisition of AM from AA for a total cash purchase price, adjusted at closing, of $35.8 million.  Subsequent to the closing, the name of AM was changed to The Maine Water Company (“Maine Water”).  The Company is still in the process of completing the purchase price allocation as required by ASC 805.

Our mission is to provide high quality water service to our customers at a fair return to our shareholders while maintaining a work environment that attracts, retains and motivates our employees to achieve a high level of performance.

Our corporate headquarters are located at 93 West Main Street, Clinton, Connecticut 06413.  Our telephone number is (860) 669-8636, and our internet address is www.ctwater.com.  The references to our Web site and the SEC’s Web site are intended to be inactive textual references only, and the contents of those Web sites are not incorporated by reference herein and should not be considered part of this or any other report that we file with or furnish to the SEC.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these documents will be made available free of charge through the “INVESTORS” menu of the Company’s internet website (http://www.ctwater.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The following documents are also available through the “CORPORATE GOVERNANCE” section of our website:

•	Employee Code of Conduct
•	Audit Committee Charter
•	Board of Directors Code of Conduct
•	Compensation Committee Charter
•	Corporate Finance and Investment Charter
•	Corporate Governance Committee Charter
•	Bylaws of Connecticut Water Service, Inc.

Additionally, information concerning the Company’s 2012 Annual Meeting Materials (2011 Annual Report and 2012 Proxy Statement) can be found under the “INVESTORS” menu, under the “Annual Reports” tab.

Copies of each of the Company’s SEC filings (without exhibits) and corporate governance documents mentioned above will also be mailed to investors, upon request, by contacting the Company’s Corporate Secretary, Kristen A. Johnson, at Connecticut Water, 93 West Main Street, Clinton, CT 06413.

Our Regulated Businesses

Our regulated businesses are subject to seasonal fluctuations and weather variations.  The demand for water is generally greater during the warmer months than the cooler months due to customers’ incremental water consumption related to cooling systems and various outdoor uses such as private and public swimming pools and lawn sprinklers.  Demand will vary with rainfall and temperature levels from year to year and season to season, particularly during the warmer months.

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

Costs to comply with environmental and water quality regulations are substantial.  Since the 1974 enactment of the Safe Drinking Water Act, we have spent approximately $61.4 million in constructing facilities and conducting aquifer mapping necessary to comply with the requirements of the Safe Drinking Water Act, and other federal and state regulations, of which $7.7 million was expended in the last five years.  The Company expects to spend approximately $1.2 million in 2012 on Safe Drinking Water Act projects in Connecticut, primarily to bring newly acquired systems up to the Company’s standards.  The Company believes that we are presently in compliance with current regulations, but the regulations are subject to change at any time.  The costs to comply with future changes in state or federal regulations, which could require us to modify existing filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.

Connecticut Water’s Operations

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

The rates we charge Connecticut our water customers are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (PURA), formerly the Connecticut Department of Public Utility Control.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water’s allowed return on equity and return on rate base, effective as of July 14, 2010 are 9.75% and 7.32%, respectively.  Prior to July 14, 2010, Connecticut Water’s allowed return on equity and return on rate base were 10.125% and 8.07%, respectively.

On July 14, 2010, the PURA issued its Final Decision in a rate case filed by the Connecticut Water on January 6, 2010, granting an increase in revenues of $8.0 million, or approximately 13%, over pro forma test year revenues.  The PURA approved a return on equity of 9.75%.  The new rates became effective for services rendered on or after July 14, 2010, at which point all previously approved Water Infrastructure Conservation Act (“WICA”) surcharges were folded into customers’ base charges.  Connecticut Water is not precluded from seeking increased rates for future years as part of a new general rate filing should it choose to do so.

On October 29, 2010, Connecticut Water filed a WICA application with the PURA requesting a 1.58% surcharge to customer bills representing investments of approximately $9.4 million in WICA related projects.  On December 28, 2010, the PURA approved the 1.58% surcharge effective for all bills issued after January 1, 2011.  Additionally, due to under-collection of previously approved WICA surcharges during 2010, Connecticut Water was granted a 0.11% additional surcharge on bills issued after April 1, 2011 to make up the short fall.  It should be noted if the Company were to over-collect on WICA surcharges, the Company would be required to include a surcredit on customer bills.

On July 28, 2011, Connecticut Water filed a WICA application with the PURA requesting an additional 1.42% surcharge to customer bills representing approximately $7.7 million in WICA related projects.  On September 21, 2011, the PURA approved a 1.40% increase to customers’ bills effective October 1, 2011, for a cumulative 3.09% WICA surcharge.  The surcharge was effective for bills rendered on or after October 1, 2011.

On January 26, 2012, Connecticut Water filed a WICA application with the PURA requesting an additional 1.17% surcharge to customer bills, related to approximately $7.0 million spending on WICA projects.  This application also reduced the surcharge by 0.11% for the prior year reconciliation adjustment which expires April 1, 2012.  If approved, the total cumulative surcharge on customer bills will be 4.15%, beginning April 1, 2012.  On January 30, Connecticut Water filed for a 0.09% reconciliation adjustment for the 2011 shortfall in WICA, to become effective April 1, 2012.  If approved, the cumulative surcharge for all WICA applications will be 4.24%.

Our Connecticut Water Systems

As of December 31, 2011, our water infrastructure consists of 63 noncontiguous water systems in the State of Connecticut.  Our system, in total, consists of approximately 1,600 miles of water main and reservoir storage capacity of 7.0 billion gallons.  The safe, dependable yield from our 219 active wells and 18 reservoirs is approximately 54 million gallons per day.  Water sources vary among the individual systems, but overall approximately 34% of the total dependable yield comes from reservoirs and 66% from wells.

For the year-ended December 31, 2011, Connecticut Water’s 90,023 customers consumed approximately 6.6 billion gallons of water generating $69,402,000 in revenue.  We supply water, and in most cases, fire protection to all or portions of 55 towns in Connecticut.

The following table breaks down the above total figures by customer class as of December 31, 2011, 2010, and 2009:

	2011	2010	2009
Customers:
Residential	80,256	79,604	78,820
Commercial	5,679	5,692	5,690
Industrial	425	422	425
Public Authority	600	609	608
Fire Protection	1,746	1,724	1,705
Other (including non-metered accounts)	1,317	1,351	1,286
Total	90,023	89,402	88,534

Water Revenues (in thousands):
Residential	$43,656	$42,103	$36,471
Commercial	8,621	7,725	6,729
Industrial	1,817	1,755	1,459
Public Authority	2,253	2,280	1,926
Fire Protection	11,890	11,430	10,958
Other (including non-metered accounts)	1,165	1,115	1,848
Total	$69,402	$66,408	$59,391

Customer Water Consumption (millions of gallons):
Residential	4,821	5,124	4,737
Commercial	1,133	1,151	1,078
Industrial	339	335	306
Public Authority	323	348	351
Total	6,616	6,958	6,472

Connecticut Water owns various small, discrete parcels of land that are no longer required for water supply purposes.  At December 31, 2011, this land totaled approximately 490 acres.  Over the past several years, we have been disposing of these land parcels. For more information, please refer to Segments of Our Business below.

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

Employees

As of December 31, 2011, we employed a total of 198 persons.  Our employees are not covered by collective bargaining agreements.

Organizational Review

As part of a broader organizational review, beginning in July 2010, the Company examined both its Connecticut regulated and unregulated operations to ensure that it is maximizing the Company’s financial results while maintaining the high quality water and service our customers have come to expect.  During the third quarter of 2010, the Company determined that a targeted reduction in workforce was appropriate.  The Company eliminated approximately 15 positions that centered on traditional managerial, officer and overhead positions.  The Company did not eliminate positions in direct service of its customers.  The Company recorded a one-time charge of approximately $786,000 related to this organizational review.  This charge represents the aggregate severance benefit provided to the employees leaving the Company and other costs associated with the review.

Executive Officers of the Registrant

The following is a list of the executive officers of the Company as of March 15, 2012:

Name	Age in 2012*	Office	Period Held or Prior Position	Term of Office Expires
E. W. Thornburg	51	Chairman, President, and Chief Executive Officer	Held position since March 2006	2012 Annual Meeting
D. C. Benoit	55	Vice President – Finance, Chief Financial Officer and Treasurer	Held current position or other executive position with the Company since April 1996	2012 Annual Meeting
T. P. O’Neill	57	Vice President – Service Delivery	Held current position or other engineering position with the Company since February 1980	2012 Annual Meeting
M. P. Westbrook	53	Vice President – Customer and Regulatory Affairs	Held current position or other management position with the Company since September 1988	2012 Annual Meeting
K. A. Johnson	45	Vice President – Human Resources and Corporate Secretary
Held current position or other human resources position with the Company since May 2007.  Ms. Johnson previously served as the senior vice president, Human Resources and Organizational Development Officer for Rockville Bank.
				2012 Annual Meeting
J. E. Wallingford	55	Division President – The Maine Water Company	President of The Maine Water Company (and its predecessor companies) since 1993	2012 Annual Meeting

* - Age shown is as of filing date of March 15, 2012.

For further information regarding the executive officers see the Company’s Proxy Statement to be filed on or about March 23, 2012.

Segments of Our Business

For management and financial reporting purposes we divide our business into three segments: Water Activities (our regulated companies), Real Estate Transactions (through either our regulated or unregulated companies), and Services and Rentals (our unregulated companies).

Water Activities – The Water Activities segment is comprised of our core regulated water activities to supply public drinking water to our customers.  This segment encompasses all transactions of our regulated water companies with the exception of certain real estate transactions.

Real Estate Transactions – Our Real Estate Transactions segment involves the sale or donation for income tax benefits of our real estate holdings.  These transactions can be effected by any of our subsidiary companies.  Through land donations and sales in previous years, the Company earned tax credits to use in future years.  The Company is limited by time and the amount of taxable income when using these credits.  During 2009, the Company completed the sale of a conservation easement of approximately 200 acres to the Town of Windsor Locks, CT.  Additionally, the Company made adjustments to tax valuation allowances associated with land donations made in previous years.  Finally, Chester Realty sold a non-regulated rental property in Killingly, CT for a small profit.  During 2010 and 2011, the Company did not make any land sales or donations; however, it did adjust its valuation allowances.  The Company is finalizing a land sale with the Town of Plymouth, Connecticut to sell approximately 175 acres of land for open space and recreational purposes, pending the approval of a Conservation Easement by the State of Connecticut Attorney General’s Office.  The Company and Town have agreed on a sale price of $1.45 million for the parcel that is valued at $1.615 million.  The Company expects the transaction to be completed in 2012.

A breakdown of the net income of this segment between our regulated and unregulated companies for the past three years is as follows:

	Income (Loss) from Real Estate Transactions from Continuing Operations
	Regulated	Unregulated	Total

2011	$--	$176,000	$176,000
2010	$(7,000)	$237,000	$230,000
2009	$1,427,000	$22,000	$1,449,000

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

Linebacker® is an optional service line protection program offered by the Company to eligible residential customers through NEWUS covering the cost of repairs for leaking or broken water service lines which provide drinking water to a customer’s home.  For customers who enroll in this program, the Company will repair or replace a leaking or broken water service line, curb box, curb box cover, meter pit, meter pit cover, meter pit valve plus in-home water main shut off valve before the meter.  Beginning in January 2010 with the acquisition of certain assets from Home Service USA, NEWUS expanded its coverage offerings to Connecticut Water customers for failure of in-home plumbing and sewer and septic drainage lines.  In 2011 the Company launched a successful marketing campaign prompting over 1,000 existing Linebacker® customers to upgrade to one of the expanded offerings.  As of December 31, 2011, the Company had 21,207 customers enrolled in its Linebacker® protection program.  Of these, 4,827 were enrolled in one of the expanded plans.

Some of the services listed above, including the service line protection plan, have little or no competition.  But there can be considerable competition for contract operations of large water and wastewater facilities and systems.  However, we have sought to develop a niche market by seeking to serve smaller facilities and systems in our service areas where there is less competition.  The Services and Rentals segment, while still a relatively small portion of our overall business, has grown over the past five years and has provided approximately 9% of our overall net income in 2011, 2010 and 2009, respectively.  Net income generated by this segment of our business was $1,001,000, $899,000 and $929,000 for the years 2011, 2010 and 2009, respectively.

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

The water utility business is capital intensive. On an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. Our ability to maintain and meet our financial objectives is dependent upon the rates we charge our customers. These rates are subject to approval by the PURA in Connecticut and the MPUC in Maine.  The Company is entitled to file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Once a rate increase petition is filed with the respective agency, the ensuing administrative and hearing process may be lengthy and costly.  We can provide no assurances that any future rate increase requests will be approved by each agency; and, if approved, we cannot guarantee that any such rate increase requests will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.  Additionally, a regulatory agency may rule that a company must reduce its rates.

Under a 2007 Connecticut law, the PURA may authorize regulated water companies to use a rate adjustment mechanism, known as a Water Infrastructure and Conservation Adjustment (WICA), for eligible projects completed and in service for the benefit of the customers.  For more information related to WICA, please refer to the “Executive Overview” found in Item 7 of this Form 10-K.

If we are unable to pay the principal and interest on our indebtedness as it comes due, or we default under certain other provisions of our loan documents, our indebtedness could be accelerated and our results of operations and financial condition could be adversely affected.

As of December 31, 2011, we had $135.3 million in long-term debt outstanding and $21.4 million in bank loans payable.  Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance.  Our performance is affected by many factors, some of which are beyond our control.  We believe that our cash generated from operations, and, if necessary, borrowing under our existing and planned credit facilities, will be sufficient to enable us to make our debt payments as they become due.  If, however, we do not generate sufficient cash, we may be required to refinance our obligations or sell additional equity, which may be on terms that are not favorable to the Company as current terms.

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

During certain periods of the Unites States credit and liquidity crisis of 2008-2009, the volatility and disruption in the credit and banking markets reached unprecedented levels.  In many cases, the markets contained limited credit capacity for certain issuers, and lenders had requested shorter terms.  The market for new debt financing was limited and in some cases not available at all.  In addition, the markets had increased the uncertainty that lenders will be able to comply with their previous commitments.  The Company noted improvements beginning during the second half of 2009 and continuing through 2011.  If market disruption and volatility return, the Company may not be able to refinance our existing debt when it comes due, draw upon our existing lines of credit or incur additional debt, which may require us to seek other funding sources to meet our liquidity needs or to fund our capital expenditures budget.  We cannot assure you that we will be able to obtain debt or other financing on reasonable terms, or at all.

Failure to maintain our existing credit ratings could affect our cost of funds and related margins and liquidity position.

Since 2003, Standard & Poor's Ratings Services has rated our outstanding debt and has given credit ratings to us and our subsidiary The Connecticut Water Company.  Their evaluations are based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting.  On October 28, 2011, Standard & Poor's Ratings Services (S&P) affirmed its 'A' corporate credit rating on the Company, however, S&P revised the Company’s ratings outlook from stable to negative.  The negative outlook reflected S&P’s expectation of weaker credit metrics as a result of the debt the Company planned to incur to complete the acquisition of AM as well as additional near-term debt funding of the Company’s capital expenditure program.  S&P also indicated that if the Company were to issue a material amount of common equity in the future, this step could lead S&P to revise the outlook to stable.

Our inability to comply with debt covenants under our credit facilities could result in prepayment obligations.

We are obligated to comply with debt covenants under our loan and debt agreements.  Failure to comply with covenants under our credit facilities could result in an event of default, which if not timely cured or waived, could result in us being required to repay or finance these borrowings before their due date, could limit future borrowings, and result in cross default issues and increase borrowing costs.  The covenants are normal and customary in bank and loan agreements.  The Company was in compliance with all covenants at December 31, 2011.

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

Our water and wastewater operations are governed by extensive federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws, and federal and state regulations issued under these laws by the U.S. Environmental Protection Agency and state environmental regulatory agencies.  These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the United States, the State of Connecticut and/or the State of Maine. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations.  We cannot assure that we have been or will be at all times in full compliance with these laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.

Environmental laws and regulations are complex and change frequently.  These laws, and the enforcement thereof, have tended to become more stringent over time.  While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and our permits, it is possible that new or stricter standards could be imposed that will raise our operating costs.  Although these costs may be recovered in the form of higher rates, there can be no assurance that either the PURA or the MPUC would approve rate increases to enable us to fully recover such costs.  In summary, we cannot be assured that our costs of complying with, or discharging liabilities under, current and future environmental and health and safety laws will not adversely affect our business, results of operations or financial condition.

Climate change laws and regulations may be adopted that could require compliance with greenhouse gas emissions standards and other climate change initiatives. Additional capital expenditures could be required and our operating costs could be increased in order to comply with new regulatory standards imposed by federal and state environmental agencies.

Climate change is receiving ever increasing attention worldwide.  Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.  Possible new climate change laws and regulations, if enacted, may require us to monitor and/or change our utility operations.  It is possible that new standards could be imposed that will require additional capital expenditures or raise our operating costs.  Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations, or cash flows.  Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that either the PURA or the MPUC or other regulatory bodies that govern our business would permit us to recover such expenditures and costs.  We cannot assure you that our costs of complying with new standards or laws will not adversely affect our business, results of operations or financial condition.

New Streamflow Regulations could potentially impact our ability to serve our customers.

In December 2011, new regulations concerning the flow of water in Connecticut’s rivers and streams became law.  These regulations were initially proposed by the Department of Energy and Environmental Protection (DEEP) in 2009, and were twice rejected by the State Legislature’s Regulations Review Committee.  Following the last rejection, DEEP worked closely with stakeholders to develop regulations that were not opposed by the regulated community.  As promulgated, the regulations will require that certain downstream releases be made from seven of the Company's eighteen active reservoirs no later than ten years following the adoption of stream classifications, which has yet to occur.  Currently, releases are made at two locations.  No groundwater supply wells are affected by the regulations.

Although significantly and favorably modified from prior versions, the regulations still have the potential to lower our safe yield, raise our capital and operating expenses and adversely affect our revenues and earnings.  Because they affect only a subset of the Company's supplies and allow for releases to be scaled back in response to drought events, however, the overall impact is anticipated to be manageable.  Costs associated with the regulations may be recovered in the form of higher rates, although there can be no assurance the PURA would approve rate increases to enable us to recover such costs.  The DEEP has recently proposed legislation that would expand the current WICA mechanism to allow for customer surcharges to recover the costs associated with the capital improvements necessary to achieve compliance with the streamflow regulations.

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

A trend of declining per customer residential water usage in Connecticut and Maine has been observed for the last several years, which we would attribute to increased water conservation, including the use of more efficient household fixtures and appliances among residential users.  Our regulated business is heavily dependent on revenue generated from rates we charge to our residential customers for the volume of water they use.  The rate we charge for our water is regulated by the PURA in Connecticut and the MPUC in Maine and we may not unilaterally adjust our rates to reflect changes in demand.  Declining volume of residential water usage may have a negative impact on our operating revenues in the future if regulators do not reflect any usage declines in the rate setting design process.

Potential regulatory changes or drought conditions may impact our ability to serve our current and future customers’ demand for water and our financial results.

We depend on an adequate water supply to meet the present and future demands of our customers.  Changes in regulatory requirements could affect our ability to utilize existing supplies and/or secure new sources, as required.  Insufficient supplies or an interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Although not occurring in 2011, drought conditions could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers. An interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Moreover, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions, which may adversely affect our revenues and earnings.

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

With the 2010 implementation of the Company’s new Enterprise Resource Planning (ERP) system, the Company delayed customer billings in order to verify the integrity of the system and the accuracy of those bills prior to mailing.  As a result, some billings and consequently, cash receipts were delayed.  The Company has increased its utilization of its lines of credit during this period.  Its operations, including plans to continue investment in new infrastructure, are not impacted.

During 2011, the Company has seen progress towards resolving the collection issues, primarily through the ability to charge interest and shut off customers for non-payment and expects continued improvement throughout 2012.  The Company fully anticipates that the reserve will return to more historical levels during 2012.

The failure of, or the requirement to repair, upgrade or dismantle, any of our dams may adversely affect our financial condition and results of operations.

We own and operate numerous dams throughout the States of Connecticut and Maine.  While the Company maintains robust dam maintenance and inspection programs, a failure of any of those dams could result in injuries and damage to residential and/or commercial property downstream for which we may be responsible, in whole or in part.  The failure of a dam could also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition and results of operations.  Any losses or liabilities incurred due to the failure of one of our dams might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

Any failure of our reservoirs, storage tanks, mains or distribution networks could result in losses and damages that may affect our financial condition and reputation.

Connecticut Water and Maine Water distribute water through an extensive network of mains and stores water in reservoirs and storage tanks located across Connecticut and Maine.  A failure of major mains, reservoirs, or tanks could result in injuries and damage to residential and/or commercial property for which we may be responsible, in whole or in part.  The failure of major mains, reservoirs or tanks may also result in the need to shut down some facilities or parts of our water distribution network in order to conduct repairs.  Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water delivery requirements prescribed by governmental regulators, including the PURA and the MPUC, and adversely affect our financial condition, results of operations, cash flow, liquidity and reputation.  Any business interruption or other losses might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

Any future acquisitions we may undertake may involve risks and uncertainties.

An important element of our growth strategy is the acquisition and integration of water systems in order to move into new service areas and to broaden our current service areas.  As of the date of this filing, Connecticut Water now serves more than 90,000 customers, or a population of over 300,000 people, in 55 Connecticut towns and an additional 16,000 customers, representing over 48,000 people, in 20 towns in the state of Maine served by Maine Water.  We will be unable to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates.  It is our intent, when practical, to integrate any businesses we acquire with our existing operations.  The negotiation of potential acquisitions as well as the integration of acquired businesses, including Maine Water, could require us to incur significant costs and cause diversion of our management's time and resources.  Future acquisitions by us could result in:

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

Our water supplies are subject to possible contamination, including contamination from the development of naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, such as Methyl Tertiary Butyl Ether (MTBE), and possible terrorist attacks. In the event that our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source or provide additional treatment.  We may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods.  If we are unable to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results and financial condition.  The costs we incur to decontaminate a water source or an underground water system could be significant and could adversely affect our business, operating results and financial condition and may not be recoverable in rates.  We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage.  For example, private plaintiffs have the right to bring personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies.  Our insurance policies may not be sufficient to cover the costs of these claims.

On January 6, 2012, Connecticut Water issued a “Do Not Drink Advisory” to 181 year round customers in the Amston Lake water system when elevated levels of copper were detected in samples from some customers’ homes.  While there was not a violation of any state or federal water quality standard, copper levels in samples from some customers’ homes were found above the Environmental Protection Agency (EPA) action level of 1.3 mg/L.  The "Do Not Drink Advisory" was lifted on January 18, 2012.  The Company is following an action plan approved by the Department of Public Health.  The resulting copper levels have been below the EPA Action Level.

Increased security measures may continue to increase our operating costs.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

At December 31, 2011, the properties of our regulated water company consisted of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water.  In certain cases, Connecticut Water is or may be a party to limited contractual arrangements for the provision of water supply from neighboring utilities.  We believe that our properties are in good operating condition.  Water mains are located, for the most part, in public streets and, in a few instances, are located on land that we own in fee simple and/or land utilized pursuant to easement right, most of which are perpetual and adequate for the purpose for which they are held.

The net utility plant of the Company at December 31, 2011 was solely owned by Connecticut Water.  Connecticut Water’s Net Utility Plant balance as of December 31, 2011 was $360,027,000, approximately $16 million more than the balance of net utility plant as of December 31, 2010, due primarily to normal plant additions and construction spending related to infrastructure improvements.

Sources of water supply owned, maintained, and operated by Connecticut Water include eighteen reservoirs and ninety-one well fields, as of December 31, 2011.  In addition, Connecticut Water has agreements with various neighboring water utilities to provide water, at negotiated rates, to our water systems.  Collectively, these sources have the capacity to deliver approximately fifty-two million gallons of potable water daily to the thirteen major operating systems in the following table. In addition to the principal systems identified, Connecticut Water owns, maintains, and operates fifty small, non-interconnected satellite and consecutive water systems that, combined, have the ability to deliver about two million gallons of additional water per day to their respective systems. For some small consecutive water systems, purchased water may comprise substantially all of the total available supply of the system.

As of December 31, 2011, Connecticut Water owns and operates 22 water filtration facilities, having a combined treatment capacity of approximately 29.55 million gallons per day.

The Company’s estimated available water supply, including purchased water agreements, but excluding non-principal systems, at December 31, 2011 is as follows:

System	Estimated Available Supply (million gallons per day)
Chester System	1.69
Collinsville System	1.65
Danielson System	3.76
Gallup System	0.60
Guilford System	10.10
Naugatuck System	7.07
Northern Western System	16.53
Plainfield System	1.01
Stafford System	1.00
Terryville System	0.91
Thomaston System	1.73
Thompson System	0.29
Unionville System	6.02
Total	52.36

As of December 31, 2011, the transmission and distribution systems of Connecticut Water consisted of approximately 1,600 miles of main.  On that date, approximately 78 percent of our mains were eight-inch diameter or larger.  Substantially all new main installations are cement-lined ductile iron pipe of eight-inch diameter or larger.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CTWS”.  Our quarterly high and low stock prices as reported by NASDAQ and the cash dividends we paid during 2011 and 2010 are listed as follows:

	Price		Dividends
Period	High	Low	Paid
2011
First Quarter	$28.27	$23.27	$.2325
Second Quarter	26.64	24.01	.2325
Third Quarter	28.15	24.77	.2375
Fourth Quarter	29.10	24.76	.2375

2010
First Quarter	$25.12	$21.57	$.2275
Second Quarter	24.28	20.00	.2275
Third Quarter	24.15	20.80	.2325
Fourth Quarter	27.90	23.60	.2325

As of March 1, 2012, there were approximately 3,600 holders of record of our common stock.

We presently intend to pay quarterly cash dividends in 2012 on March 15, June 15, September 17 and December 17, subject to our earnings and financial condition, regulatory requirements and other factors our Board of Directors may deem relevant.

The Company’s Annual Meeting of Shareholders is scheduled for May 10, 2012 in Westbrook, Connecticut.

Purchases of Equity Securities by the Company – In May 2005, the Company adopted a common stock repurchase program (Share Repurchase Program).  The Share Repurchase Program allows the Company to repurchase up to 10% of its outstanding common stock, at a price or prices that are deemed appropriate.  As of December 31, 2011, no shares have been repurchased.  Currently, the Company has no plans to repurchase shares under the Share Repurchase Program.

Performance Graph – Set forth below is a line graph comparing the cumulative total shareholder return for each of the years 2007 – 2011 on the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies in the Standard & Poor’s 500 Index and the Standard and Poor’s 500 Utility Index.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
2006
2007
2008
2009
2010
2011
Connecticut Water Service, Inc.
S&P 500 Index
S&P 500 Utilities Index

ITEM 6. SELECTED FINANCIAL INFORMATION

SUPPLEMENTAL INFORMATION (Unaudited)

SELECTED FINANCIAL DATA

Years Ended December 31, (thousands of dollars except per share
amounts and where otherwise indicated)	2011	2010	2009	2008	2007
CONSOLIDATED STATEMENTS OF INCOME
Continuing Operations
Operating Revenues	$69,402	$66,408	$59,391	$61,270	$59,026
Operating Expenses	$53,842	$52,573	$47,003	$47,874	$46,324
Other Utility Income, Net of Taxes	$847	$742	$704	$579	$552
Total Utility Operating Income	$16,407	$14,577	$13,092	$13,975	$13,254
Interest and Debt Expense	$5,674	$5,853	$4,744	$5,198	$4,411
Net Income	$11,300	$9,798	$10,209	$9,424	$8,781
Cash Common Stock Dividends Paid	$8,196	$7,942	$7,671	$7,373	$7,146
Dividend Payout Ratio from Continuing Operations	73%	81%	75%	78%	81%
Weighted Average Common Shares Outstanding	8,610,070	8,531,741	8,447,950	8,377,428	8,270,494
Basic Earnings Per Common Share from Continuing Operations	$1.31	$1.14	$1.20	$1.12	$1.06
Number of Shares Outstanding at Year End	8,755,398	8,676,849	8,573,744	8,463,269	8,376,842
ROE on Year End Common Equity	9.6%	8.7%	9.4%	9.1%	8.8%
Declared Common Dividends Per Share	$0.940	$0.920	$0.900	$0.880	$0.865

CONSOLIDATED BALANCE SHEET
Common Stockholders' Equity	$118,189	$113,191	$108,569	$103,476	$100,098
Long-Term Debt (Consolidated, Excluding Current Maturities)	135,256	111,675	111,955	92,227	92,285
Preferred Stock	772	772	772	772	772
Total Capitalization	$254,217	$225,638	$221,296	$196,475	$193,155
Stockholders' Equity (Includes Preferred Stock)	47%	51%	49%	53%	52%
Long-Term Debt	53%	49%	51%	47%	48%
Net Utility Plant	$360,027	$344,219	$325,202	$299,233	$277,662
Total Assets	$464,831	$424,199	$415,276	$372,431	$360,813
Book Value - Per Common Share	$13.50	$13.05	$12.66	$12.23	$11.95

OPERATING REVENUES BY
REVENUE CLASS
Residential	$43,656	$42,103	$36,471	$37,963	$38,354
Commercial	8,621	7,725	6,729	7,150	6,762
Industrial	1,817	1,755	1,459	1,822	1,764
Public Authority	2,253	2,280	1,926	2,027	1,924
Fire Protection	11,890	11,430	10,958	10,606	9,482
Other (Including Non-Metered Accounts)	1,165	1,115	1,848	1,702	740
Total Operating Revenues	$69,402	$66,408	$59,391	$61,270	$59,026

Number of Customers (Average)	89,812	88,895	88,390	87,028	84,023
Billed Consumption (Millions of Gallons)	6,616	6,958	6,472	6,895	7,257
Number of Employees	198	204	225	226	206

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Executive Overview

The Company is a non-operating holding company, whose income is derived from the earnings of its three active wholly-owned subsidiary companies, as of December 31, 2011: The Connecticut Water Company (Connecticut Water), New England Water Utility Services, Inc. (NEWUS), and Chester Realty Company (Chester Realty).  Additionally, on January 1, 2012, the Company completed the acquisition of Aqua Maine from Aqua America.  Upon completion of the acquisition, Aqua Maine renamed The Maine Water Company (Maine Water).

On July 27, 2011, the Company announced that it had entered into an agreement on July 26, 2011 with Aqua America, Inc. (“AA”) to purchase all of the outstanding shares of Aqua Maine, Inc. (“AM”), a wholly-owned subsidiary of AA, for approximately $35.8 million (subject to certain adjustments at closing), including approximately $17.7 million of long-term debt as of December 31, 2010, reflecting a total enterprise value of approximately $53.5 million.  AM is a public water utility regulated by the Maine Public Utilities Commission (“MPUC”) that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with the Company’s growth strategy and will make the Company the largest U.S. based publicly-traded water utility company in New England.  The acquisition expanded the Company’s footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  The Company will account for the acquisition in accordance with Accounting Standards Codification (ASC) 805 “Business Combinations”.  On November 22, 2011, the MPUC issued an Order approving a Settlement Agreement that gave regulatory approval for the acquisition by the Company.  Effective January 1, 2012, the Company completed the acquisition of AM from AA for a total cash purchase price, adjusted at closing, of $35.8 million.  Subsequent to the closing, the name of AM was changed to The Maine Water Company (“Maine Water”).  The Company is still in the process of completing the purchase price allocation as required by ASC 805.

In 2011, approximately 90% of the Company’s net income was attributable to the water activities of its largest subsidiary, Connecticut Water, a regulated water utility with 90,023 customers throughout 55 Connecticut towns, as of December 31, 2011.  The rates charged for service by Connecticut Water are subject to review and approval by the Connecticut Public Utilities Regulatory Authority (PURA), formerly the Connecticut Department of Public Utility Control.

In the mid 1990s, Connecticut Water made a conscious decision to minimize its reliance on rate increase requests to drive its financial performance.  Instead, it relied upon unregulated operations and cost containment to grow the earnings of the Company without seeking higher rates.  After a successful extended period of meeting these objectives, it became clear in 2006 that a rate increase was needed to continue to provide shareholder value through increased earnings.  The Company decided to return to the more traditional model of recurring rate increase filings to efficiently collect its cost of both annual expenses and its investment in the infrastructure of the regulated business.  In 2006, Connecticut Water communicated to its customers, regulators and shareholders that it expected to seek rate relief on a more recurring basis.

Recognizing the importance of timely infrastructure replacement and improvement, the Company, along with other investor-owned regulated water companies in the state, campaigned for the passage of the Water Infrastructure and Conservation Adjustment (WICA) Act in the Connecticut General Assembly, which was adopted in 2007.  WICA allows Connecticut Water to add a surcharge to customers’ bills, subject to an expedited review and approval by the PURA and no more than twice a year, to reflect the replacement of certain types of aging utility plant; principally water mains, meters, service lines and water conservation related investments.

On July 14, 2010, the PURA issued its Final Decision in a rate case filed by Connecticut Water on January 6, 2010, granting an increase in revenues of $8.0 million, or approximately 13%, over pro forma test year revenues.  The PURA approved a return on equity of 9.75%.  The new rates became effective for services rendered on or after July 14, 2010, at which point all previously approved WICA surcharges were folded into customers’ base charges.  Connecticut Water is not precluded from seeking increased rates for future years as part of a new general rate filing should it choose to do so.

On October 29, 2010, Connecticut Water filed a WICA application with the PURA requesting a 1.58% surcharge to customer bills representing investments of approximately $9.4 million in WICA related projects.  On December 28, 2010, the PURA approved the 1.58% surcharge effective for all bills issued after January 1, 2011.  Additionally, due to under-collection of previously approved WICA surcharges during 2010, Connecticut Water was granted a 0.11% additional surcharge on bills issued after April 1, 2011 to make up the short fall.  This surcharge will expire on March 31, 2012.  It should be noted if Connecticut Water were to over-collect on WICA surcharges, we would be required to include a surcredit on customer bills.

On July 28, 2011, Connecticut Water filed a WICA application with the PURA requesting an additional 1.42% surcharge to customer bills representing approximately $7.7 million in WICA related projects.  On September 21, 2011, the PURA approved a 1.40% increase to customers’ bills effective October 1, 2011, for a cumulative 3.09% WICA surcharge.  The surcharge was effective for bills rendered on or after October 1, 2011.

On January 26, 2012, Connecticut Water filed a WICA application with the PURA requesting an additional 1.17% surcharge to customer bills, related to approximately $7.0 million spending on WICA projects.  This application also reduced the surcharge by 0.11% for the prior year reconciliation adjustment which expires April 1, 2012.  If approved, the total cumulative surcharge on customer bills will be 4.15%, beginning April 1, 2012.  On January 30, Connecticut Water filed for a 0.09% reconciliation adjustment for the 2011 shortfall in WICA, to become effective April 1, 2012.  If approved, the cumulative surcharge for all WICA applications will be 4.24%.

The Company has and will continue to focus on minimizing operating costs that are passed along to its customers without sacrificing the quality service it values and the customers demand.  At the same time, the Company will continue to employ its current strategy of timely collection of appropriate costs and a fair rate of return for its shareholders through appropriate rates for its regulated water service.  As part of a broader organizational review, beginning in July 2010, the Company examined both its regulated and unregulated operations in Connecticut to ensure that it is maximizing the Company’s financial results while maintaining the high quality water and service our customers have come to expect.  During the third quarter of 2010, the Company conducted a targeted reduction in workforce that eliminated approximately 15 positions that centered on traditional managerial, officer and overhead positions.  The Company did not eliminate positions in direct service of its customers.  The Company recorded a one-time pre-tax charge of approximately $786,000 related to this organizational review in 2010.  This charge represents the aggregate severance benefit provided to the employees leaving the Company, legal costs associated with the review and out placement services provided to the effected employees.  The Company will continue to evaluate all segments of its business and will make additional changes if warranted.

Connecticut Water has previously announced that it had reached an agreement to acquire a water system in Old Lyme, Connecticut for $216,000.  This acquisition added approximately 100 customers and additional water supply to Connecticut Water.  The PURA issued a final decision approving the acquisition on July 21, 2011.  Connecticut Water completed the acquisition on August 18, 2011.  Additionally, during the first quarter of 2011, Connecticut Water completed the acquisition of a water company serving approximately 25 customers in the Town of Madison, Connecticut for a nominal amount.

In 2011, Connecticut Water added 54 private well owners in our existing service territories.  In 2012 and beyond, the Company will continue its efforts to tie-in private well owners whose homes are in close proximity to our mains.  Additionally, the Company will continue to work with developers to encourage public water use for new residential construction within Connecticut Water and Maine Water’s service areas.

While the Company plans to file timely rate cases, continue to make acquisitions and, in the future, utilize the WICA adjustment to allow for more timely recovery of investment in utility plant, it will also look to NEWUS and its new subsidiary Maine Water to increase its earnings in the unregulated business.  The Company will continue to seek out maintenance and service contracts with new customers and renew existing contracts that have proven to be beneficial to the Company, as well as to continue the expansion of the Linebacker® program.  In January 2010, NEWUS acquired the assets of Home Service USA.  Prior to the acquisition, Home Service USA offered Connecticut Water customers coverage for failure of home plumbing and septic drainage lines.  NEWUS agreed to purchase the right to provide the service to Connecticut Water customers and began offering its own comparable coverage.  As part of the agreement, Home Service USA will not offer its products to Connecticut Water customers for a period of ten years.  The new products offered by NEWUS have been integrated into the Linebacker® program.

During 2010, the Company entered into discussions to sell approximately 175 acres of land to the Town of Plymouth, CT for open space purposes.  The Town was awarded a Watershed and Open Space Grant from the Connecticut Department of Environmental Protection to assist in purchasing the land.  This transaction will allow the Company to receive financial benefit by disposing of property that is no longer needed for public water supply purposes while at the same time supporting environmental stewardship by ensuring the property is permanently maintained as open space.  The Company is finalizing a land sale with the Town of Plymouth, Connecticut to sell approximately 175 acres of land for open space and recreational purposes, pending the approval of a Conservation Easement by the State of Connecticut Attorney General Office.  The Company and Town have agreed on a sale price of $1.45 million for the parcel that is valued at $1.615 million.  If approved, the Company expects the transaction to be completed in 2012.

Regulatory Matters and Inflation

The Company, like all other businesses, is affected by inflation, most notably by the continually increasing costs required to maintain, improve, and expand its service capabilities.  The cumulative effect of inflation over time results in significantly higher operating costs and facility replacement costs, which must be recovered from future cash flows.

Our regulated water companies’ ability to recover its increased expenses and/or investment in utility plant is dependent on the rates we charge our customers.  Changes to these rates must be approved by the appropriate regulatory agency through formal rate proceedings.  Due to the subjectivity of certain items involved in the process of establishing rates such as customer usage, future customer growth, inflation, and allowed return on investment, we have no assurance that we will be able to raise our rates to a level we consider appropriate, or to raise rates at all, through any future rate proceeding.

Our regulated water utilities are also subject to environmental and water quality regulations, which are continually modified and refined to ensure the safety of the Company’s water sources and, ultimately, the public’s health.  Costs to comply with environmental and water quality regulations are substantial.  The costs to comply with future changes in state or federal regulations, which could require us to modify current filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.  While there can be no guarantee that all expenditures related to increased regulation will be recoverable in rate proceedings, the Company believes that the regulatory environment in Connecticut and Maine would allow prudent expenditures to be recovered in rates.  To date, the Company has never had any costs associated with water quality and environmental spending refused in a general rate proceeding.  The Company believes that it is in compliance with current regulations, but the regulations are subject to change at any time.  During 2011, the Company incurred approximately $1.7 million in capital expenditures on Safe Drinking Water Act projects.  The Company expects to spend approximately $1.2 million on Safe Drinking Water Act projects in 2012, primarily to bring newly acquired systems up to the Company’s standards.

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

Public Utility Regulation – Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 980 “Regulated Operations” (“FASB ASC 980”), requires cost-based, rate-regulated enterprises such as Connecticut Water and Maine Water to reflect the impact of regulatory decisions in their financial statements.  The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which costs would be charged to expense by an unregulated enterprise.  The balance sheet includes regulatory assets and liabilities as appropriate, primarily related to income taxes and post-retirement benefit costs.  The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FASB ASC 980.

Revenue Recognition – The Company’s accounting policies regarding revenue recognition by segment are as follows:

Water Activities – Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as public and private fire protection customers who are billed monthly.  Most customers, except fire protection customers, are metered.  Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and are earned when water is delivered.  Public fire protection revenues are based on the length of the water main, and number of hydrants in service and are earned on a monthly basis.  Private fire protection charges are based on the diameter of the connection to the water main.  The Company accrues an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter.

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

The discount rate assumption we use to value our pension and postretirement benefit obligations has a material impact on the amount of expense we record in a given period.  Our 2011 and 2010 pension expense was calculated using assumed discount rates of 5.50% and 5.95%, respectively. Our 2011 and 2010 post-retirement welfare expense was calculated using assumed discount rates of 5.35% and 5.80%, respectively.  In 2012, our pension and postretirement welfare expense will be calculated using assumed discount rates of 4.60% and 4.40%, respectively.  The following table shows how much a one percent change in our assumed discount rate would have changed our reported 2011 pension and postretirement expense:

	Increase (Decrease) in Pension Expense	Increase (Decrease) in Postretirement Expense
1% Increase in the discount rate	$(370,000)	$(187,000)
1% Decrease in the discount rate	$430,000	$223,000

Other assumptions that affect the costs associated with our benefit plans include the assumed rate of return on plan assets and the expected rate of compensation increase.  The Company has assumed an 7.25% and 8.00% return on plan investments for 2011 and 2010, respectively, and a 3.5% rate of compensation increase for our pension and post-retirement welfare plans, in 2011 and 2010.  The assumed health care trend rate was 10% at December 31, 2011 and 2010, respectively.

Outlook

The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.  The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at current or lower levels, customer growth in the Company’s core regulated water utility businesses, growth in revenues attributable to non-water sales operations, availability and desirability of land no longer needed for water delivery for land sales, and the timing and adequacy of rate relief when requested, from time to time, by our regulated water companies.

The Company believes that the factors described above and those described in detail below under the heading “Commitments and Contingencies” may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2012 and beyond.  Please also review carefully the risks and uncertainties described in Item 1A – Risk Factors and those described above under the heading “Special Note Regarding Forward Looking Statements”.

The Company expects Net Income from its Water Activities and Real Estate segments to increase in 2012 over 2011 levels, based on the acquisition of Maine Water and the completion of the land sale with the Town of Plymouth, Connecticut, along with modest growth in its Services and Rentals segment.  During 2012 and subsequent years, the ability of the Company to maintain and increase its Net Income will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the section entitled “Commitments and Contingencies” and the risks and uncertainties described in the “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors”.

FINANCIAL CONDITION
Liquidity and Capital Resources

The Company is not aware of any demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement with CoBank, ACB, which was amended in May 2010 and July 2011 and is currently scheduled to mature on June 25, 2013.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 10, 2013.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2013.  On December 30, 2011, the Company terminated its $10 million line of credit.  The Company expects to maintain the two remaining lines of credit totaling $30 million and to renew the lines of credit annually, with a rolling two year expiration date.  Interim Bank Loans Payable at December 31, 2011 and 2010 was approximately $21.4 million and $26.3 million, respectively, and represents the outstanding aggregate balance on these lines of credit.  As of December 31, 2011, the Company had $8.6 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

At December 31, 2011 and 2010, the weighted average interest rates on these short-term borrowings outstanding were 2.19% and 2.33%, respectively.

On January 1, 2012, the Company and CoBank entered into an amendment to the CoBank Agreement (the “Amendment”) and two additional Promissory Note and Single Advance Term Loan Supplements providing for two additional Term Loans to the Company (the “Term Loan Notes and Supplements”).  Under the terms of the Amendment and the Term Loan Notes and Supplements, on January 3, 2012 the Company borrowed from CoBank, in the aggregate, an additional $36.1 million of an available $40 million to be applied to the Company’s acquisition of the issued and outstanding capital stock of Aqua Maine, Inc. from Aqua America, Inc., as more fully described in Item 1 and the executive summary of this Item 7 above.

Under the CoBank Agreement, as amended, the Company is required to maintain together with its consolidated subsidiaries at all times a ratio of Total Debt to Capitalization (as defined in the Agreement) of not more than .65 to 1.00.  In addition to the foregoing, the two regulated water subsidiaries, Connecticut Water and Maine Water are each required to maintain at all times a ratio of Total Debt to Capitalization of not more than .60 to 1.00.

Under one Term Loan Note and Supplement, CoBank loaned the Company $18.0 million, which Term Loan shall be repaid by the Company in 60 equal quarterly installments of principal and interest over a 15-year amortizing term, with the first installment due on April 20, 2012 and the last installment due on January 20, 2027.  Under the other Term Loan Note and Supplement, CoBank loaned the Company $18.1, which Term Loan shall be repaid by the Company in quarterly interest payments and repayment of the principal balance in full on the earlier of July 30, 2013 or upon the Company raising equity capital, in the aggregate, up to the outstanding amount owed under the second Term Note and Supplement.

Under the initial Promissory Note and each of the Term Loan Notes and Supplements, the Company will pay interest on any Loans made by CoBank in accordance with one of more of the following interest rate options, as selected periodically by the Company: (1) at a weekly quoted variable rate, a rate per annum equal to the rate of interest established by CoBank on the first business day of each week; (2) at a fixed rate per annum to be quoted by CoBank in its sole discretion in each instance for periods of 180 days or more; or (3) at a fixed rate per annum equal to LIBOR plus 1.75% for 1, 2, 3, 6, 9 or 12 month interest periods.  Interest shall be calculated on the actual number of days each Loan is outstanding on the basis of a year consisting of 360 days.

Capital Budget

In 2011, the Company spent $22.9 million on capital projects.  The Company used a combination of its internally generated funds, borrowing under its available lines of credit, and a long term debt issuance to fund this construction budget.  On December 20, 2011, Connecticut Water completed the issuance of $22,050,000 aggregate principal amount of 5.00% fixed rate Water Facilities Revenue Bonds – Series 2011A with a maturity date of December 1, 2021 (the “Bonds”).  The Bonds are tax-exempt notes and were issued by the Connecticut Development Authority (the “Authority”).  The proceeds of issuance were loaned to Connecticut Water to be used by Connecticut Water to fund various water facilities projects.  The Bonds were issued under a Bond Purchase Agreement, a Loan Agreement and an Indenture.  Both of the Loan Agreement and the Indenture for the Bonds contain provisions that provide for the acceleration of the indebtedness upon the occurrence of an event of default (as defined in the Loan Agreement).  The Company received approximately $24,000,000 in cash in exchange for the issuance of bonds with an aggregate principal amount of $22,050,000 for a 10-year term and a 5% coupon.

Future Plans

The Company expects to issue equity at some point between the fourth quarter of 2012 and the third quarter of 2013, depending on market conditions and other Company activities.  The Company has a target capital structure that is equally balanced with equity and debt.  As noted above, the interim financing utilized in completing the acquisition of Maine Water included two similar sized debt facilities – an $18 million fifteen-year fixed loan with an interest rate of 4.09% and a variable rate debt facility with a borrowing of $18.1 million and an initial interest rate of 2.06%.  The latter facility is expected to be paid off with the proceeds of the equity issuance.  The Company has not determined the specific structure nor the specific amount of equity that it will seek to raise.  It currently estimates raising equity of between $35.0 and $45.0 million depending on the Board’s determination of the Company’s needs and market conditions.

The following table shows the total construction expenditures excluding non-cash contributed utility plant for each of the last three years and what we expect to invest on construction projects in 2012.

	Gross Construction Expenditures	Construction Funded by Developers & Others	Construction Funded by Company
2011	$24,012,000	$1,154,000	$22,858,000
2010	$26,692,000	$452,000	$26,240,000
2009	$28,349,000	$751,000	$27,598,000

2012 (Projected)	$25,100,000	**	$25,100,000

** – The Company cannot predict the amount of construction funded by others.

Credit Rating

On October 28, 2011, Standard & Poor's Ratings Services (S&P) affirmed its 'A' corporate credit rating on the Company, however, S&P revised the Company’s ratings outlook from stable to negative.  The negative outlook reflects S&P’s expectation of weaker credit metrics as a result of the debt the Company planned to incur to complete the acquisition of AM as well as additional near-term debt funding of the Company’s capital expenditure program.  S&P also indicated that if the Company were to issue a material amount of common equity in the future, this step could lead S&P to revise the outlook to stable.

Stock Plans

The Company offers a dividend reinvestment plan (DRIP) to all registered shareholders, whereby shareholders can elect to have cash dividends directly reinvested into additional shares of the Company’s common stock.  During the years ended December 31, 2011 and 2010, shareholders reinvested $1,346,000 and $1,358,000, respectively, as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the year ended December 31, 2011, 5,671 options were exercised resulting in approximately $146,000 in proceeds to the Company.  During the year ended December 31, 2010, 14,074 options were exercised resulting in approximately $287,000 in proceeds to the Company.  For the same period in 2009, 17,498 options were exercised resulting in approximately $390,000 in proceeds to the Company.

Enterprise Resource Planning Implementation

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

The Company has returned to normal billing and collection processes and does not anticipate delays in billing or collection in subsequent periods.  The delay in billing contributed to the increase in the Company’s bad debt expense for the year due to the reserve policy based upon aging of the receivables.  During 2011, the Company has seen progress towards resolving the collection issues, primarily through the ability to charge interest and shut off customers for non-payment and expects continued improvement throughout 2012.  The Company fully anticipates that the reserve will return to more historical levels during 2012.

During 2011, the Company incurred approximately $24.0 million of construction expenditures, including approximately $1,154,000 funded by developers and others.  The Company financed the expenditures through internally generated funds, long-term debt issuances, proceeds from its dividend reinvestment plan, customers’ advances, contributions in aid of construction and short-term borrowings.

Our Board of Directors has approved a $25.1 million construction budget for 2012, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will use a combination of its internally generated funds and borrowing under its available lines of credit.

As the Company looks forward to 2012 and 2013, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery through periodic WICA applications.  The total cost of that investment is expected to exceed the amount of internally generated funds.  The Company expects that it will require external financing over the next two years.  In order to maintain a balanced capital structure, we expect to consider both debt and equity issuances.  As the capital investment planning process is completed in the coming periods, the Company expects to provide a reasonable range of these potential financings.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related persons.

The following table summarizes the Company’s future contractual cash obligations as of December 31, 2011:

Payments due by Periods
(in thousands)
Contractual Obligations	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	More than 5 years
Long-Term Debt (LTD)	$135,256	$--	$--	$--	$135,256
Interest on LTD	107,002	5,942	11,884	11,884	77,292
Operating Lease Obligations	264	229	35	--	--
Purchase Obligations (1) (2)	95,906	1,070	2,127	2,291	90,418
Long-Term Compensation Agreement(3)	38,885	304	5,581	4,258	28,742
Total (4) (5)	$377,313	$7,545	$19,627	$18,433	$331,708

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
(3) Pension and post retirement contributions cannot be reasonably estimated beyond 2012 and may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.  The amounts included for pension and post retirement contributions are management’s best estimate.
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

RESULTS OF OPERATIONS

Overview of 2011 Results from Operations

Net Income for 2011 was $11,300,000, or $1.31 basic earnings per share, an increase of $1,502,000, or $0.17 basic earnings per share, compared to 2010.  The increase in earnings was principally due to higher net income in our Water Activities and Services and Rentals segments partially offset by lower net income in our Real Estate segment.  Changes in net income for our segments were as follows:

Business Segment	2011 Net Income	2010 Net Income	Increase (Decrease)
Water Activities	$10,123,000	$8,669,000	$1,454,000
Real Estate	176,000	230,000	(54,000)
Services and Rentals	1,001,000	899,000	102,000
Total	$11,300,000	$9,798,000	$1,502,000

Water Activities

The increase in net income from Water Activities for 2011 over 2010 was $1,454,000 or 16.8%.  A breakdown of the components of this increase was as follows:

	2011	2010	Increase (Decrease)
Operating Revenues	$69,402,000	$66,408,000	$2,994,000
Operation and Maintenance	32,662,000	33,105,000	(443,000)
Depreciation	7,773,000	7,088,000	685,000
Income Taxes	6,966,000	5,323,000	1,643,000
Taxes Other than Income Taxes	6,441,000	6,271,000	170,000
Organizational Review Charge	--	786,000	(786,000)
Other Utility Income	847,000	742,000	105,000
Other Deductions	(798,000)	(226,000)	(572,000)
Interest and Debt Expense (net of AFUDC)	5,486,000	5,682,000	(196,000)
Total Income from Water Activities	$10,123,000	$8,669,000	$1,454,000

Revenue from our water customers increased by $2,994,000, or 4.5%, to $69,402,000 for the year ended December 31, 2011 when compared to the same period in 2010.  The primary reasons for the increase in revenues were an approximate 13% increase in rates as approved by the PURA in July 2010 (which folded in previously approved WICA surcharges of 2.1%) and various WICA surcharges not in effect during 2010, which totaled 3.09% beginning in the fourth quarter of 2011.  Offsetting these increases, the Company saw a decrease of approximately 4.9% in the amount of water produced at its treatment plants and pump stations.  The reduction in water production was attributable to the wet weather experienced in the second and third quarters of 2011.  During the second and third quarters of 2011, there was a nearly 150% increase in rainfall while the average temperature was 2 degrees cooler in the Town of Windsor Locks, CT, which is located in our largest service area, when compared to the same periods in 2010.  The second and third quarters are typically the period during which there is the most fluctuation in water usage due to changes in weather.

The factors detailed above led to a net increase in revenue from residential customers of $1,553,000 or 3.7%.  Residential customers represent our largest customer class and the group whose usage is most dependent on favorable weather.

Operation and Maintenance (O&M) expense decreased in 2011 by $443,000 due to the following changes in expenses:

Components of O&M	2011	2010	Increase (Decrease)
Maintenance	$2,185,000	$1,783,000	$402,000
Other employee benefit costs	645,000	351,000	294,000
Medical expense	1,964,000	1,714,000	250,000
Vehicle	1,636,000	1,481,000	155,000
Post-retirement medical costs	1,128,000	983,000	145,000
Investor relations	555,000	475,000	80,000
Customer	1,154,000	1,075,000	79,000
Regulatory commission expense	232,000	301,000	(69,000)
Property & liability insurance	978,000	1,071,000	(93,000)
Water treatment (including chemicals)	2,389,000	2,553,000	(164,000)
Utility costs	3,269,000	3,527,000	(258,000)
Outside services	1,028,000	1,404,000	(376,000)
Labor	11,187,000	12,093,000	(906,000)
Other	4,312,000	4,294,000	18,000
Total O&M Expense	$32,662,000	$33,105,000	$(443,000)

Operation and Maintenance costs for the year ended December 31, 2011 saw a decrease of 1.3%, primarily due to the Company’s continued focus on cost containment.  The following items contributed to the decrease in O&M expense as a result of that focus:
-
Labor costs decreased in 2011 primarily due to the workforce reduction as part of the Organizational Review conducted in the third quarter of 2010.  The Company’s headcount decreased by approximately 25 people as compared to the beginning of 2010;

-
Outside services decreased by $376,000 during 2011 due primarily to a reduction in consulting and legal fees.  The reduction in consulting costs was primarily due to training services provided prior to the launch of the Company’s Enterprise Resource Planning (ERP) system in early 2010;

-
Utility costs decreased by approximately 7% when compared to 2010 due to reduced electrical costs.  In December 2010, the Company received lower rates on its electricity through new suppliers and improved efficiency at many of our facilities through the completion of energy audits; and

-
Property and liability insurance expense decreased by $93,000 due to cost reductions in our package and workers’ compensation policies.  Workers’ compensation decreased primarily due to the Organizational Review and the corresponding headcount reduction.

Non-cost containment O&M decreases consisted of the following:
-	Water treatment costs decreased by 6% primarily due to a decrease in water production in 2011 when compared to 2010; and
-
Regulatory commission expense decreased by $69,000 due to the deferral of costs associated with a PURA docket examining the feasibility of uniform methodology for determining return on equity for water companies.

The decreases detailed above were offset by the following increases to O&M expense:
-
Maintenance expense increased by $402,000 in 2011 when compared to 2010 primarily due to an increase in the cost to repair main breaks and increased computer maintenance costs, including the costs to maintain the ERP system implemented in 2010;

-
Other employee benefit costs increased by $294,000 primarily due to the introduction of a non-officer incentive program offered to certain managers for enacting cost reducing measures that will return savings in future years.  Additionally, costs related to certain stock based compensation increased during 2011;

-
The Company saw an increase in its Medical expense primarily as a result of an increase in the cost of claims and the administration of the plan, offset by a decrease in dental claims and administration;

-
The $145,000 increase in Post-retirement medical costs from 2010 to 2011 was primarily due to a decrease in the discount rate used to determine the future liabilities of the plans and the decline in the market value of the plans’ assets in prior years.  During the second quarter of 2011, the Company made a change to its Post-retirement medical plan to limit the life-time benefits of the participants to $100,000;

-	Investor relations costs increased by $80,000 primarily due to increases in directors’ fees and expenses and an increase in the cost to prepare and print the Company’s proxy statement; and
-
Customer costs increased by 7% primarily due to an increase in uncollectible accounts.  During 2011, the Company has seen progress towards resolving the collection issues, primarily through the ability to charge interest and shut off customers for non-payment and expects continued improvement throughout 2012.

The Company’s Depreciation expense increased $685,000 or 9.7% from 2010 to 2011.  The primary driver of the increase in Depreciation expense is a higher Utility Plant balance in 2011.

The increase in Income Tax expense associated with the Water Activities segment of $1,643,000 was due primarily to higher pre-tax income and a higher effective income tax rate in 2011 when compared to 2010.  The drivers of the higher effective tax rate are attributable to a change in pension and post-retirement medical costs contribution assumptions along with the effect of incremental federal tax rates.  This increase is partially offset by a change in assumptions regarding the future utilization of our charitable contribution carryforwards.

As described above, the Company underwent an Organizational Review in July 2010.  The Company experienced a one-time charge associated with the Organizational Review of $786,000, in the third quarter of 2010.  The majority of that charge, approximately $583,000, related to severance packages offered to the employees affected by this review.  The remainder was split among fees related to legal and out-placement services and costs associated with the accelerated vesting of certain executive benefits.  As of December 31, 2010, all payments related to the Organizational Review had been made.

The increase in Other Deductions was primarily due to costs associated with the acquisition of Maine Water from Aqua America.  In accordance with accounting principles generally accepted in the United States, including Accounting Standards Codification (ASC) 805 “Business Combinations”, acquisition costs are expensed in the period incurred.

Real Estate

While the Company did not complete any land transactions during the year ending December 31, 2011, adjustments were made to valuation allowances recorded in earlier years which produced Net Income of $176,000 in 2011.  Through land donations and discount land sales in previous years, the Company earned tax credits to use in future years.  The Company is limited by time and the amount of taxable income when using these credits.  Each year, the Company assesses its ability to use these credits going forward and makes adjustments to its valuation allowances, accordingly.

Income from the Real Estate segment is largely dependent on the tax deductions received on donations and, or, sales of available land.  This typically occurs when utility-owned land is deemed to be unnecessary to protect water sources.  The Company plans to continue to utilize land donations and sales in 2012, and beyond, to generate income for this segment of our business, including the sale of land to the Town of Plymouth discussed above.

Services and Rentals

Net income generated from the Services and Rental segment increased in 2011 by $102,000, over 2010 levels.  The increased net income was primarily due to decreases in general and administrative expenses in 2011.

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

Revenues from our water customers increased $7,017,000 or 11.8% to $66,408,000 for the year ended December 31, 2010 when compared to 2009.  The primary reasons for the increased revenues in 2010 were higher water production and consumption and rate increases approved by the PURA during 2010.
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

Income from the Real Estate segment is largely dependent on the tax deductions received on donations and, or, sales of available land.  This typically occurs when utility-owned land is deemed to be unnecessary to protect water sources.  The Company plans to continue to utilize land donations and sales to generate income for this segment of our business, including the potential sale of land to the Town of Plymouth discussed above.

Services and Rentals

Net income generated from the Services and Rental segment decreased in 2010 by $30,000 over 2009 levels, while earnings per basic share remained flat.  The decreased net income was primarily due to increases in general and administrative expenses in 2010.

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

On January 6, 2012, Connecticut Water issued a “Do Not Drink Advisory” to 181 year round customers in the Amston Lake water system when elevated levels of copper were detected in samples from some customers’ homes.  While there was not a violation of any state or federal water quality standard, copper levels in samples from some customers’ homes were found above the Environmental Protection Agency (EPA) action level of 1.3 mg/L.  The "Do Not Drink Advisory" was lifted on January 18, 2012.  The Company is following an action plan approved by the Department of Public Health.  The resulting copper levels have been below the EPA Action Level.

Rate Relief – Connecticut Water is a regulated public utility, which provides water services to its customers.  The rates that regulated companies charge their water customers are subject to the jurisdiction of the regulatory authority of the PURA.  Connecticut Water’s allowed rate of return on equity and return on rate base are currently 9.75% and 7.32%, respectively.

In 2007, the State of Connecticut adopted legislation which permits regulated water companies to recapture money spent on eligible infrastructure improvements without a full rate case proceeding.  The PURA may authorize regulated water companies to use a rate adjustment mechanism, such as a Water Infrastructure and Conservation Adjustment (WICA), for eligible projects completed and in service for the benefit of the customers.  Regulated water companies may only charge customers such an adjustment to the extent allowed by the PURA based on a water company’s infrastructure assessment report, as approved by the PURA and upon semiannual filings which reflect plant additions consistent with such report.

Land Dispositions – The Company and its subsidiaries own additional parcels of land in Connecticut, which may be suitable in the future for disposition, either by sale or by donation to municipalities, other local governments or private charitable entities.  These additional parcels would include certain Class I and II parcels previously identified for long term conservation by the Connecticut Department of Energy and Environmental Protection (DEEP), which have restrictions on development and resale based on provisions of the Connecticut General Statutes.

The Company is finalizing a land sale with the Town of Plymouth, Connecticut to sell approximately 175 acres of land for open space and recreational purposes, pending the approval of a Conservation Easement by the State of Connecticut Attorney General Office.  The Company and Town have agreed on a sale price of $1.45 million for the parcel that is valued at $1.615 million.  The Company expects the transaction to be completed in 2012.

Capital Expenditures – The Company has received approval from its Board of Directors to spend $25.1 million on capital expenditures in 2012, in part due to increased spending primarily for infrastructure improvements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary market risk faced by the Company is interest rate risk.  As of December 31, 2011, the Company had no exposure to derivative financial instruments or financial instruments with significant credit risk or off-balance-sheet risks.  In addition, the Company is not subject in any material respect to any currency or other commodity risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries and the use of the interest rate swap agreement discussed below.  In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement, which was to expire on June 25, 2011 but was extended in late June 2011 until August 25, 2011.  On July 26, 2011, the Company extended the maturity date of this line to June 25, 2013.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 10, 2013.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2013.  On December 30, 2011, the Company terminated its $10 million line of credit.  The Company expects to maintain the two remaining lines of credit totaling $30 million and to renew the lines of credit annually, with a rolling two year expiration date.  Interim Bank Loans Payable at December 31, 2011 and 2010 was approximately $21.4 million and $26.3 million, respectively, and represents the outstanding aggregate balance on these lines of credit.  As of December 31, 2011, the Company had $8.6 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Connecticut Water Service, Inc., and the Notes to Consolidated Financial Statements together with the report of PricewaterhouseCoopers LLP, independent registered public accounting firm are included herein on pages F-2 through F-25.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of December 31, 2011, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  We have used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in conducting our evaluation of the effectiveness of the internal control over financial reporting.  Based on our evaluation, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.  OTHER INFORMATION

On March 13, 2012, the Company reported its results of operations for the fiscal year and for the quarterly period ended December 31, 2011.  Details of this announcement are contained in the press release of the Company dated March 13, 2012, and furnished with this annual report on Form 10-K as Exhibit 99.1.

PART III

Pursuant to General Instruction G(3), the information called for by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed in EDGAR on or about March 23, 2012.  Certain information concerning the executive officers of the Company is included in Item 1 of this report.

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

Page
		Index to Consolidated Financial Statements and Schedule	F-1

		Report of Independent Registered Pubic Accounting Firm	F-2

		Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009	F-3

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009	F-3

		Consolidated Balance Sheets at December 31, 2011 and 2010	F-4

		Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-5

		Notes to Consolidated Financial Statements	F-6

	2.	Financial Statement Schedule:

The following schedule of the Company is included on the attached page as indicated

		Schedule II Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2011, 2010 and 2009	S-1

All other schedules provided for in the applicable regulations of the Securities and Exchange Commission have been omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements or notes thereto.

(b)		Exhibits

		Exhibits for Connecticut Water Service Inc., are in the Index to Exhibits	E-1

Exhibits heretofore filed with the Securities and Exchange Commission as indicated below are incorporated herein by reference and made a part hereof as if filed herewith.  Exhibits marked by asterisk (* or **) are being filed or furnished herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of comprehensive income present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing on Management’s Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers, LLP

Stamford, Connecticut
March 14, 2012

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, (in thousands, except per share data)	2011	2010	2009

Operating Revenues	$69,402	$66,408	$59,391

Operating Expenses
Operation and Maintenance	32,662	33,105	32,181
Depreciation	7,773	7,088	6,403
Income Taxes	6,966	5,323	2,466
Taxes Other Than Income Taxes	6,441	6,271	5,953
Organizational Review Charge	--	786	--

Total Operating Expenses	53,842	52,573	47,003

Net Operating Revenues	15,560	13,835	12,388

Other Utility Income, Net of Taxes	847	742	704

Total Utility Operating Income	16,407	14,577	13,092

Other Income (Deductions), Net of Taxes
Gain (Loss) on Real Estate Transactions	176	230	1,449
Non-Water Sales Earnings	1,001	899	929
Allowance for Funds Used During Construction	188	171	267
Other	(798)	(226)	(784)

Total Other Income (Deductions), Net of Taxes	567	1,074	1,861

Interest and Debt Expenses
Interest on Long-Term Debt	4,602	4,628	3,937
Other Interest Charges	651	784	393
Amortization of Debt Expense	421	441	414

Total Interest and Debt Expenses	5,674	5,853	4,744

Net Income	11,300	9,798	10,209

Preferred Stock Dividend Requirement	38	38	38

Total Net Income Applicable to Common Stock	$11,262	$9,760	$10,171

Weighted Average Common Shares Outstanding:
Basic	8,610	8,532	8,448
Diluted	8,720	8,633	8,523

Earnings Per Common Share:
Basic	$1.31	$1.14	$1.20
Diluted	$1.29	$1.13	$1.19

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, (in thousands)	2011	2010	2009

Net Income Applicable to Common Stock	$11,262	$9,760	$10,171

Other Comprehensive Income, net of tax
Qualified cash flow hedging instrument net of tax (benefit) expense
of $(1), $(1), and $48 in 2011, 2010, and 2009, respectively	3	3	4
Adjustment to post-retirement benefit plans, net of tax (benefit)
expense of $(231), $12 and $(49) in 2011, 2010 and 2009, respectively	(361)	16	(140)
Unrealized Investment loss, net of tax expense (benefit) of $31,
$30 and $(158) in 2011, 2010 and 2009, respectively	(31)	47	247

Comprehensive Income	$10,873	$9,826	$10,282

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except share amounts)	2011	2010

ASSETS
Utility Plant	$487,540	$467,589
Construction Work in Progress	6,160	4,013
	493,700	471,602
Accumulated Provision for Depreciation	(133,673)	(127,383)
Net Utility Plant	360,027	344,219
Other Property and Investments	5,563	5,568
Cash and Cash Equivalents	1,012	952
Accounts Receivable (Less Allowance, 2011 - $1,088; 2010 - $1,061)	8,436	10,135
Accrued Unbilled Revenues	6,477	6,344
Materials and Supplies, at Average Cost	1,126	1,248
Prepayments and Other Current Assets	1,830	1,749
Total Current Assets	18,881	20,428
Restricted Cash	15,930	1,226
Unamortized Debt Issuance Expense	7,296	7,334
Unrecovered Income Taxes - Regulatory Asset	29,255	23,684
Pension Benefits - Regulatory Asset	13,862	6,296
Post-Retirement Benefits Other Than Pension - Regulatory Asset	3,967	5,451
Goodwill	3,608	3,608
Deferred Charges and Other Costs	6,442	6,385
Total Regulatory and Other Long-Term Assets	80,360	53,984
Total Assets	$464,831	$424,199

CAPITALIZATION AND LIABILITIES
Common Stockholders' Equity:
Common Stock Without Par Value:
Authorized - 25,000,000 Shares - Issued and Outstanding:
2011 - 8,755,398; 2010 - 8,676,849	$72,345	$70,024
Retained Earnings	46,669	43,603
Accumulated Other Comprehensive Loss	(825)	(436)
Common Stockholders' Equity	118,189	113,191
Preferred Stock	772	772
Long-Term Debt	135,256	111,675
Total Capitalization	254,217	225,638
Interim Bank Loans Payable	21,372	26,342
Accounts Payable and Accrued Expenses	7,166	6,552
Accrued Taxes	302	598
Accrued Interest	1,002	993
Other Current Liabilities	586	617
Total Current Liabilities	30,428	35,102
Advances for Construction	32,517	36,719
Contributions in Aid of Construction	60,679	55,761
Deferred Federal and State Income Taxes	31,075	29,024
Unfunded Future Income Taxes	29,255	23,684
Long-Term Compensation Arrangements	25,232	16,747
Unamortized Investment Tax Credits	1,313	1,376
Other Long-Term Liabilities	115	148
Commitments and Contingencies
Total Capitalization and Liabilities	$464,831	$424,199

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (in thousands)	2011	2010	2009

Operating Activities:
Net Income	$11,300	$9,798	$10,209

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Deferred Revenues	239	239	527
Allowance for Funds Used During Construction	(188)	(171)	(238)
Depreciation (including $812 in 2011, $806 in 2010,
and $763 in 2009 charged to other accounts)	8,585	7,894	7,166
Change in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable and Accrued Unbilled Revenues	1,566	(4,561)	175
Decrease (Increase) in Other Current Assets	40	(380)	328
Decrease in Other Non-Current Items, net	2,681	968	551
Increase in Accounts Payable, Accrued
Expenses and Other Current Liabilities	138	1,272	438
Increase in Deferred Income Taxes and Investment Tax Credits, Net	1,988	1,708	1,575
Total Adjustments	15,049	6,969	10,522
Net Cash and Cash Equivalents Provided by Operating Activities	26,349	16,767	20,731

Investing Activities:
Company Financed Additions to Utility Plant	(22,858)	(26,240)	(27,598)
Advances from Others for Construction	(966)	(281)	(513)
Net Additions to Utility Plant Used in Continuing Operations	(23,824)	(26,521)	(28,111)
Purchase of water systems, net of cash acquired	(216)	(297)	(1,469)
Purchase of customer contracts	--	(900)	--
Release of Restricted Cash	1,226	11,460	--
Net Cash and Cash Equivalents Used in Investing Activities	(22,814)	(16,258)	(29,580)

Financing Activities:
Net Proceeds from Interim Bank Loans	21,372	26,342	25,000
Net Repayment of Interim Bank Loans	(26,342)	(25,000)	(12,074)
Repayment of Long-Term Debt Including Current Portion	(410)	(280)	(280)
Proceeds from Issuance of Long-Term Debt	8,061	--	6,903
Proceeds from Issuance of Common Stock	1,346	1,358	1,323
Proceeds from Exercise of Stock Options	146	287	390
Costs Incurred to Issue Long-Term Debt and Common Stock	(380)	(2)	(464)
Advances from Others for Construction	966	281	513
Cash Dividends Paid	(8,234)	(7,980)	(7,709)
Net Cash and Cash Equivalents (Used in) Provided by Financing Activities	(3,475)	(4,994)	13,602

Net Increase (Decrease) in Cash and Cash Equivalents	60	(4,485)	4,753
Cash and Cash Equivalents at Beginning of Year	952	5,437	684
Cash and Cash Equivalents at End of Year	$1,012	$952	$5,437

Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant (see Note 1 for details)	$334	$707	$1,664
Short-term Investment of Bond Proceeds Held in Trust	$15,930	$1,226	$12,697
Supplemental Disclosures of Cash Flow Information:
Cash Paid for Continuing Operations During the Year for:
Interest	$5,432	$5,478	$4,366
State and Federal Income Taxes	$5,347	$3,814	$2,907

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

The Connecticut Water Company (“Connecticut Water”)
Chester Realty, Inc. (“Chester Realty”)
New England Water Utility Services, Inc. (“NEWUS”)
Barnstable Holding Company (“Barnstable Holding”)

As of December 31, 2011, Connecticut Water was our sole public water utility company, which served 90,023 customers in 55 towns throughout Connecticut.

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

PUBLIC UTILITY REGULATION – Connecticut Water is subject to regulation for rates and other matters by the Connecticut Public Utility Regulatory Authority (“PURA”), formerly the Department of Public Utility Control and follows accounting policies prescribed by the PURA.  The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which includes the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 980 “Regulated Operations” (“FASB ASC 980”).  FASB ASC 980 requires cost-based, rate-regulated enterprises, such as Connecticut Water, to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which the costs would be charged to expense by an unregulated enterprise.  The balance sheets include regulatory assets and liabilities as appropriate, primarily related to income taxes and post-retirement benefit costs.  In accordance with FASB ASC 980, costs which benefit future periods, such as tank painting, are expensed over the periods they benefit. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FASB ASC 980.

Regulatory assets and liabilities are comprised of the following:

(in thousands)	December 31
	2011	2010
Assets:
Pension and postretirement benefits	$17,829	$11,747
Unrecovered income taxes and other	29,255	23,684
Deferred revenue (included in deferred charges)	3,883	4,122
Other (included in deferred charges)	2,464	2,049
Total regulatory assets	$53,431	$41,602

Liabilities:
Investment Tax Credits	$1,313	$1,376
Unfunded future income taxes and other	29,255	23,684
Total regulatory liabilities	$30,568	$25,060

Pension and postretirement benefits include costs in excess of amounts funded.  Connecticut Water believes these costs will be recoverable in future years, through rates, as funding is required and has recorded regulatory assets for those costs.  The recovery period is dependent on contributions made to the plans and the discount rate used to value the obligations.

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

The components that comprise Net Additions to Utility Plant during the last three years ending December 31 are as follows:

(in thousands)	2011	2010	2009
Additions to Utility Plant:
Company Financed	$22,858	$26,240	$27,598
Allowance for Funds Used During Construction	188	171	238
Subtotal – Utility Plant Increase to Rate Base	23,046	26,411	27,836
Advances from Others for Construction	966	281	513
Net Additions to Utility Plant	$24,012	$26,692	$28,349

Depreciation – Depreciation is computed on a straight-line basis at various rates as approved by the state regulator on a company by company basis.  Depreciation allows the Company to recover the investment in utility plant over its useful life.  The overall consolidated company depreciation rate, based on the average balances of depreciable property, was 1.8%, 1.7%, and 1.6% for 2011, 2010, and 2009, respectively.

INCOME TAXES – The Company provides income tax expense for its utility operations in accordance with the regulatory accounting policies of the applicable jurisdictions.  The Connecticut PURA requires the flow-through method of accounting for most state tax temporary differences as well as for certain federal temporary differences.

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

CONNECTICUT WATER SERVICE, INC.

The Company believes that deferred income tax assets will be realized in the future.  The majority of unfunded future income taxes relate to deferred state income taxes regarding book to tax depreciation differences.

Deferred Federal Income Taxes consist primarily of amounts that have been provided for accelerated depreciation subsequent to 1981, as required by federal income tax regulations.  Deferred taxes have also been provided for temporary differences in the recognition of certain expenses for tax and financial statement purposes as allowed by PURA ratemaking policies.

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

UNAMORTIZED DEBT ISSUANCE EXPENSE – The issuance costs of long-term debt, including the remaining balance of issuance costs on long-term debt issues that have been refinanced prior to maturity, and related call premiums, are amortized over the respective lives of the outstanding debt, as approved by the PURA.

GOODWILL – As part of the purchase of a water company in 2002, the Company recorded goodwill of $3.6 million representing the amount of the purchase price over net book value of the assets acquired.  The Company accounts for goodwill in accordance with Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“FASB ASC 350”).

In accordance with FASB ASC 350, goodwill must be allocated to reporting units and reviewed for impairment at least annually.  The Company utilized an income valuation approach in the performance of the annual goodwill impairment test.  As of December 31, 2011, there was no impairment of the Company’s goodwill.

In the fourth quarter, the Company performed a qualitative assessment of any potential impairment of the Company’s goodwill. The last quantitative analysis of impairment was performed as of December 31, 2010, which reflected that the fair value of the Company exceeded its carrying value by approximately $122.8 million.  Additionally, the Company believes that no event has occurred which would trigger impairment since the last quantitative test performed.  Based on these factors and other factors considered in its qualitative analysis, the Company believes that it is more likely than not that the fair market value is more than the carrying value of the Company and therefore, the first and second steps of the impairment test prescribed in guidance were not necessary.

EARNINGS PER SHARE – The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the years ended December 31:

Years ended December 31,	2011	2010	2009
Numerator (in thousands)
Basic Net Income Applicable to Common Stock	$11,262	$9,760	$10,171
Diluted Net Income Applicable to Common Stock	$11,262	$9,760	$10,171
Denominator (in thousands)
Basic Weighted Average Shares Outstanding	8,610	8,532	8,448
Dilutive Effect of Stock Awards	110	101	75
Diluted Weighted Average Shares Outstanding	8,720	8,633	8,523
Earnings per Share
Basic Earnings per Share	$1.31	$1.14	$1.20
Dilutive Effect of Stock Awards	0.02	0.01	0.01
Diluted Earnings per Share	$1.29	$1.13	$1.19

NEW ACCOUNTING PRONOUNCEMENTS – In June 2011, the FASB issued ASU 2011-08 that will simplify the goodwill impairment testing process.  The ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The guidance also includes examples of the types of factors to consider in conducting the qualitative assessment.  The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted and the Company has adopted ASU 2011-08 for year ended December 31, 2011.

NOTE 2:  INCOME TAX EXPENSE

Under ASC 740, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. From time to time, the Company is assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  There were no such charges for the years ending December 31, 2011, 2010 and 2009.  Additionally, there were no accruals relating to interest, penalties, or uncertain tax positions as of December 31, 2011 and 2010.  The Company remains subject to examination by federal authorities for the 2008 and 2010 tax years, and the state authorities for the 2008 through 2010 tax years.  The Internal Revenue Service commenced an examination of the Company’s federal income tax return for the 2009 tax year during the second quarter of 2011.  The Company received notification in December of 2011 that no change will be made to the 2009 federal tax liability.

CONNECTICUT WATER SERVICE, INC.

Income Tax Expense for the years ended December 31, is comprised of the following:

(in thousands)	2011	2010	2009
Federal Classified as Operating Expense	$6,709	$5,513	$3,566
Federal Classified as Other Utility Income	424	368	342
Federal Classified as Other Income
Land Sales and Donations	(176)	(230)	409
Non-Water Sales	558	487	469
Other	(276)	(257)	(162)
Total Federal Income Tax Expense	7,239	5,881	4,624

State Classified as Operating Expense	257	(190)	(1,100)
State Classified as Other Utility Income	112	97	90
State Classified as Other Income
Land Sales and Donations	--	--	27
Non-Water Sales	143	120	123
Other	(75)	(43)	(17)
Total State Income Tax Expense	437	(16)	(877)
Total Income Tax Expense	$7,676	$5,865	$3,747

The components of the Federal and State income tax provisions are:

(in thousands)	2011	2010	2009
Current Income Taxes
Federal	$5,002	$3,902	$2,338
State	428	338	154
Total Current	5,430	4,240	2,492
Deferred Income Taxes, Net
Federal
Investment Tax Credit	(63)	(61)	(63)
Deferred Revenue	(75)	(75)	(75)
Land Donations	392	201	272
Depreciation	1,990	1,909	2,254
Other	(7)	5	(102)
Total Federal	2,237	1,979	2,286
State
Land Donations	--	--	35
Other (A)	9	(354)	(1,066)
Total State	9	(354)	(1,031)
Total Deferred Income Taxes	2,246	1,625	1,255
Total Income Tax	$7,676	$5,865	$3,747

(A)	– Fixed capital credits account for $(1,089) of Other in 2009.

Deferred income tax (assets) and liabilities are categorized as follows on the Consolidated Balance Sheets:

(in thousands)	2011	2010
Unrecovered Income Taxes	$(29,255)	$(23,684)
Deferred Federal and State Income Taxes	31,075	29,024
Unfunded Future Income Taxes	29,255	23,684
Unamortized Investment Tax Credit	1,313	1,376
Other	(185)	(185)
Net Deferred Income Tax Liability	$32,203	$30,215

CONNECTICUT WATER SERVICE, INC.

Deferred income tax (assets) and liabilities are comprised of the following:

(in thousands)	2011	2010
Charitable Contribution Carryforward (1)	$--	$(1,778)
Valuation Allowance	--	1,386
Tax Credit Carryforward (2)	(2,533)	(2,551)
Prepaid Income Taxes on CIAC	4	(66)
Prepaid Federal Income Tax on Services	(168)	(159)
Other Comprehensive Income	(486)	(234)
Accelerated Depreciation	34,438	32,520
Net of AFUDC and Capitalized Interest	278	264
Unamortized Investment Tax Credit	1,313	1,376
Other	(643)	(543)
Net Deferred Income Tax Liability	$32,203	$30,215

(1)	Charitable contribution carryover expired at December 31, 2011.
(2)	State tax credit carry-forwards expire beginning 2013 and ending in 2032.

The calculation of Pre-Tax Income is as follows:

(in thousands)	2011	2010	2009
Pre-Tax Income
Net Income	$11,300	$9,798	$10,209
Income Taxes	7,676	5,865	3,747
Total Pre-Tax Income	$18,976	$15,663	$13,956

In accordance with required regulatory treatment, deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate.  The differences between the effective income tax rate recorded by the Company and the statutory federal tax rate are as follows:

	2011	2010	2009
Federal Statutory Tax Rate	34.0%	34.0%	34.0%
Tax Effect Differences:
State Income Taxes Net of Federal Benefit	1.5%	--	(4.3)%
Depreciation	0.4%	0.4%	1.7%
Charitable Contributions – Land Donation (Net of Valuation Allowance)	(0.9)%	(1.5)%	(1.3)%
Pension Costs	3.5%	1.8%	(4.1)%
Allowance for Funds Used During Construction	(0.3)%	(0.4)%	(0.6)%
Rate Case Expense	0.3%	(0.7)%	0.4%
Other	2.0%	3.8%	1.1%
Effective Income Tax Rate	40.5%	37.4%	26.9%

In 2009, the generation of current year state income tax credits, as well as the recording of the 2008 state income tax credits through the return to accrual, resulted in the decrease of the effective rate related to State Income Taxes Net of Federal Benefit.  The difference between book and tax depreciation on pre-1981 assets has decreased due to retirements of old assets through the WICA program and expiring depreciable lives.  The tax deductible contribution to the pension plan is less than the book expense in 2011 and 2010, while the tax deductible contribution to the pension plan was larger than book expense in 2009.  The increase in Other Tax Effect differences is primarily driven by book and tax differences for bad debt expense and post-retirement benefits other than pension (PBOP).  The decrease in direct write offs of bad debt between 2010 and 2009 resulted in a 1.1% increase in the effective rate from year to year.  The Company resumed bad debt collection and write offs in late 2011.  The contribution to the PBOP was significantly lower in 2011 and 2010 compared to 2009, resulting in a 1.4% increase in the effective rate from 2009 to 2010 and from 2009 to 2011.

CONNECTICUT WATER SERVICE, INC.

NOTE 3:  COMMON STOCK

The Company has 25,000,000 authorized shares of common stock, no par value.  A summary of the changes in the common stock accounts for the period January 1, 2009 through December 31, 2011, appears below:

(in thousands, except share data)	Shares	Issuance Amount	Expense	Total
Balance, January 1, 2009	8,463,269	$66,412	$(1,608)	$64,804
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	31,515	767	--	767
Dividend Reinvestment Plan	61,462	1,323	--	1,323
Stock Options Exercised and Expensed	17,498	394	(2)	392
Balance, December 31, 2009	8,573,744	$68,896	$(1,610)	$67,286
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	31,282	1,077	--	1,077
Dividend Reinvestment Plan	57,749	1,358	--	1,358
Stock Options Exercised and Expensed	14,074	305	(2)	303
Balance, December 31, 2010	8,676,849	$71,636	$(1,612)	$70,024
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	20,210	824	--	824
Dividend Reinvestment Plan	52,668	1,346	--	1,346
Stock Options Exercised and Expensed	5,671	152	(1)	151
Balance, December 31, 2011 (1)	8,755,398	$73,958	$(1,613)	$72,345

(1)	Includes 43,315 restricted shares and 108,454 common stock equivalent shares issued through the Performance Stock Programs through December 31, 2011.

The Company may not pay any dividends on its common stock unless full cumulative dividends to the preceding dividend date for all outstanding shares of Preferred Stock of the Company have been paid or set aside for payment.  All such Preferred Stock dividends have been paid.

The Company expects to issue equity at some point between the fourth quarter of 2012 and the third quarter of 2013, depending on market conditions and other Company activities.  The Company has a target capital structure that is equally balanced with equity and debt.  The interim financing utilized in completing the acquisition of Maine Water included two similar sized debt facilities – an $18 million fifteen-year fixed loan with an interest rate of 4.09% and a variable rate debt facility with a borrowing of $18.1 million and an initial interest rate of 1.80%.  The latter facility is expected to be paid off with the proceeds of the equity issuance.  The Company has not determined the specific structure nor the amount of equity that it will seek to raise.  It currently estimates raising equity of between $35.0 and $45.0 million.

NOTE 4:  RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 2009 through December 31, 2011, appears below:

(in thousands, except per share data)	2011	2010	2009
Balance, beginning of year	$43,603	$41,785	$39,285
Net Income	11,300	9,798	10,209
Sub-total	54,903	51,583	49,494
Dividends declared:
Cumulative Preferred Stock, Series A, $0.80 per share	12	12	12
Cumulative Preferred Stock, Series $0.90, $0.90 per share	26	26	26
Common Stock:
2011 $0.94 per Common Share	8,196	--	--
2010 $0.92 per Common Share	--	7,942	--
2009 $0.90 per Common Share	--	--	7,671
Total Dividends Declared	8,234	7,980	7,709
Balance, end of year	$46,669	$43,603	$41,785

NOTE 5:  2010 ORGANIZATIONAL REVIEW

As part of a broader organizational review to improve operating efficiencies, in 2010 the Company determined that a targeted reduction in workforce was appropriate.  During the third quarter of 2010, the Company terminated the employment of approximately 15 full time employees.  As a result of this action, the Company paid approximately $583,000 representing termination benefits, including severance payments and payments for accrued vacation.  All severance agreements were signed by the effected employees.  In addition to costs associated with severance, the Company also incurred approximately $122,000 related to employee benefits, including extension of medical benefits and the accelerated vesting of certain share based compensation and $81,000 related to outsourcing and legal fees.  Costs associated with this organizational review appear on the line “Organizational Review Charge” on the Consolidated Statements of Income and are considered part of Water Activities segment.  As of December 31, 2010, all payments related to the organizational review had made.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2011.  These instruments are included in Other Property and Investments on the Company’s Consolidated Balance Sheets:

(in thousands)	Level 1	Level 2	Level 3	Total
Asset Type:
Company owned life insurance	$--	$2,269	$--	$2,269
Money Market Fund	28	--	--	28
Mutual Funds:
Equity Funds (1)	852	--	--	852
Total	$880	$2,269	$--	$3,149

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2010.  These instruments are included in Other Property and Investments on the Company’s Consolidated Balance Sheets:

(in thousands)	Level 1	Level 2	Level 3	Total
Asset Type:
Company owned life insurance	$--	$2,313	$--	$2,313
Money Market Fund	107	--	--	107
Mutual Funds:
Equity Funds (1)	494	--	--	494
Index Funds (2)	160	--	--	160
Total	$761	$2,313	$--	$3,074

(1)	Mutual funds consisting primarily of equity securities.
(2)	Mutual funds consisting primarily of funds linked to indices.

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments, which are not reported at market value on the financial statements.

CASH AND CASH EQUIVALENTS – Cash equivalents consist of highly liquid instruments with original maturities at the time of purchase of three months or less.  The carrying amount approximates fair value.

RESTRICTED CASH – As part of the December 2009 and 2011 bond offerings, described in Note 7 to the Notes to the Consolidated Financial Statements, the Company recorded unused proceeds from these bond issuances as restricted cash as the funds can only be used for certain capital expenditures.  The Company used the remainder of the proceeds of the 2009 issuance during 2011 and expects to use the remainder of the 2011 proceeds during 2012, as the approved capital expenditures are completed.  The carrying amount approximates fair value.

LONG-TERM DEBT – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of December 31, 2011 and 2010, the estimated fair value of the Company's long-term debt was $135,048,000 and $105,713,000, respectively, as compared to the carrying amounts of $135,256,000 and $111,675,000, respectively.

The fair values shown above have been reported to meet the disclosure requirements of FASB ASC 825, “Financial Instruments” (“FASB ASC 825”) and do not purport to represent the amounts at which those obligations would be settled.

NOTE 7:  LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following:

(in thousands)		2011	2010
The Connecticut Water Company:
Unsecured Water Facilities Revenue Bonds
5.05%	1998 Series A, Due 2028	$9,550	$9,580
5.125%	1998 Series B, Due 2028	7,495	7,530
4.40%	2003A Series, Due 2020	8,000	8,000
5.00%	2003C Series, Due 2022	14,795	14,795
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.00%	2005 A Series, Due 2040	14,805	14,885
5.00%	2007 A Series, Due 2037	14,570	14,835
5.10%	2009 A Series, Due 2039	20,000	20,000
5.00%	2011 A Series, Due 2021	23,991	--
Total Long-Term Debt		$135,256	$111,675

CONNECTICUT WATER SERVICE, INC.

As of December 31, 2011, the Company does not have any principal payments required for years 2012 – 2016.

In December 2011, Connecticut Water borrowed $22.05 million through the issuance of Water Facilities Revenue Bonds by the Connecticut Development Authority (Authority).  The Company received approximately $24,000,000 in cash in exchange for the issuance of bonds with an aggregate principal amount of $22,050,000 for a 10-year term and a 5% coupon.  The Company recorded a bond premium in connection with this transaction and will amortize that premium over the life of the bond.  The proceeds from the sale of the bonds will be used to finance construction and installation of various capital improvements to the Company’s existing water system.

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

Financial Covenants – The Company is required to comply with certain covenants in connection with various long term loan agreements.  The Company was in compliance with all covenants at December 31, 2011.

NOTE 8:  PREFERRED STOCK

The Company’s Preferred Stock at December 31, consisted of the following:

(in thousands, except share data)	2011	2010
Connecticut Water Service, Inc.
Cumulative Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares	$300	$300
Cumulative Series $0.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares, Issued and Outstanding 29,499	472	472
Total Preferred Stock	$772	$772

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

NOTE 9:  BANK LINES OF CREDIT

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement with CoBank, ACB, which was amended in May 2010 and July 2011 and is currently scheduled to mature on June 25, 2013.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 10, 2013.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2013.  On December 30, 2011, the Company terminated its $10 million line of credit.  The Company expects to maintain the two remaining lines of credit totaling $30 million and to renew the lines of credit annually, with a rolling two year expiration date.  Interim Bank Loans Payable at December 31, 2011 and 2010 was approximately $21.4 million and $26.3 million, respectively, and represents the outstanding aggregate balance on these lines of credit.  As of December 31, 2011, the Company had $8.6 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

At December 31, 2011 and 2010, the weighted average interest rates on these short-term borrowings outstanding were 2.19% and 2.33%, respectively.

NOTE 10:  UTILITY PLANT

The components of utility plant and equipment at December 31, were as follows:

(in thousands)	2011	2010
Land	$10,623	$11,084
Source of supply	29,687	29,742
Pumping	30,653	29,624
Water treatment	56,799	55,891
Transmission and distribution	325,174	309,658
General	39,619	37,306
Held for future use	472	478
Acquisition Adjustment	(5,487)	(6,194)
Total	$487,540	$467,589

The amounts of depreciable utility plant at December 31, 2011 and 2010 included in total utility plant were $437,241,000 and $417,631,000, respectively.  Non-depreciable plant is primarily funded through CIAC.

NOTE 11:  TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

(in thousands)	2011	2010	2009
Municipal Property Taxes	$5,529	$5,293	$5,052
Payroll Taxes	912	978	901
Total Taxes Other than Income Taxes	$6,441	$6,271	$5,953

CONNECTICUT WATER SERVICE, INC.

NOTE 12:  LONG-TERM COMPENSATION ARRANGEMENTS

The Company has accrued for the following long-term compensation arrangements as of December 31, 2011 and 2010:

(in thousands)	2011	2010
Defined Benefit Pension Plan	$12,319	$3,768
Post Retirement Benefit Other than Pension	6,431	7,019
Supplemental Executive Retirement Plan	4,843	4,297
Deferred Compensation	1,411	1,409
Other Long-Term Compensation	227	254
Total Long-Term Compensation Arrangements	$25,231	$16,747

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

The targeted asset allocation ratios for those plans as set by the Committee at December 31, 2011 and 2010 were:

	2011	2010
Equity	65%	65%
Fixed Income	35%	35%
Total	100%	100%

The Committee recognizes that a variation of up to 5% in either direction from its targeted asset allocation mix is acceptable due to market fluctuations.

Our expected long-term rate of return on the various benefit plan assets is based upon the plan’s expected asset allocation, expected returns on various classes of plan assets as well as historical returns.  The expected long-term rate of return on the Company’s pension plan assets is 7.25%.

PENSION
Defined Benefit Plan – The Company and certain of its subsidiaries have a noncontributory defined benefit pension plan covering qualified employees.  In general, the Company’s policy is to fund accrued pension costs as permitted by federal income tax and Employee Retirement Income Security Act of 1974 regulations.  The Company amortizes actuarial gains and losses over the average remaining service period of active participants, without regard to a specified corridor of a percentage of the greater of the obligation or market-related value of assets.  A contribution of $1,200,000 was made in 2011 for the 2010 plan year.  The Company does not expect to make a contribution in 2012 for the 2011 plan year, as allowed by our current funding status.

The Company has amended its pension plan to exclude employees hired after January 1, 2009.

The following tables set forth the benefit obligation and fair value of the assets of the Company’s retirement plans at December 31, the latest valuation date:

Pension Benefits (in thousands)	2011	2010
Change in benefit obligation:
Benefit obligation, beginning of year	$40,758	$37,182
Service cost	1,523	1,668
Interest cost	2,134	2,175
Actuarial loss (gain)	5,878	1,462
Benefits paid	(1,191)	(1,729)
Benefit obligation, end of year	$49,102	$40,758

Change in plan assets:
Fair value, beginning of year	$36,990	$31,283
Actual return on plan assets	(216)	4,036
Employer contributions	1,200	3,400
Benefits paid	(1,191)	(1,729)
Fair value, end of year	$36,783	$36,990

Funded Status	$(12,319)	$(3,768)

Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$--	$--
Current liability	--	--
Non-current liability	(12,319)	(3,768)
Net amount recognized	$(12,319)	$(3,768)

The accumulated benefit obligation for all defined benefit pension plans was approximately $41,855,000 and $34,345,000 at December 31, 2011 and 2010, respectively.

Weighted-average assumptions used to determine benefit obligations at December 31:	2011	2010
Discount rate	4.60%	5.50%
Rate of compensation increase	3.50%	3.50%

CONNECTICUT WATER SERVICE, INC.

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2011	2010	2009
Discount rate	5.50%	5.95%	6.25%
Expected long-term return on plan assets	7.25%	8.00%	8.00%
Rate of compensation increase	3.50%	4.50%	4.50%

Prior to the 2007, the Company used Moody’s AA Corporate Bond Yields when selecting its Discount Rate for each of the pension plan.  Beginning with the year ended December 31, 2007, in an attempt to move away from generic yield curves and indices, the Company used a spot yield curve that attempts to mimic expected benefit payments.  Through December 31, 2010, the Company based its discount rate assumption on a single rate on the Citigroup Pension Discount Curve that approximated present value of the plan’s payment streams.  Beginning with the year ended December 31, 2011, the Company began to use the Citigroup Above Median AA Pension Discount Curve under the assumption it would more closely replicate the yields of bonds if the Company were to pick individual issuances that matched estimated payment streams of the plans.

The following table shows the components of periodic benefit costs:

Pension Benefits (in thousands)	2011	2010	2009
Components of net periodic benefit costs
Service cost	$1,523	$1,668	$1,454
Interest cost	2,134	2,175	2,024
Expected return on plan assets	(2,456)	(2,507)	(2,229)

Amortization of:
Net transition obligation	2	2	2
Net loss	69	69	69
Prior service cost	687	602	398
Net Periodic Pension Benefit Costs	$1,959	$2,009	$1,718

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset (liability):

Pension Benefits (in thousands)	2011	2010
Change in net loss (gain)	$8,550	$(67)
Amortization of transition obligation	(2)	(2)
Amortization of prior service cost	(69)	(69)
Amortization of net loss	(687)	(602)
Total recognized to Regulatory Asset (Liability)	$7,792	$(740)

Amounts Recognized as a Regulatory Asset at December 31: (in thousands)	2011	2010
Transition obligation	$--	$2
Prior service cost	309	378
Net (gain) loss	13,553	5,916
Total Recognized as a Regulatory Asset	$13,862	$6,296

Amounts Recognized in Other Comprehensive Income at December 31: (in thousands)	2011	2010	2009
Transition obligation	$--	$--	$--
Prior service cost	--	--	--
Net loss	554	327	466
Total Recognized in Other Comprehensive Income	$554	$327	$466

Estimated Net Periodic Benefit Cost Amortizations for the periods January 1 - December 31,: (in thousands)	2012
Amortization of transition obligation	$--
Amortization of prior service cost	69
Amortization of net loss	1,434
Total Estimated Net Periodic Benefit Cost Amortizations	$1,503

Plan Assets
The Company’s pension plan weighted-average asset allocations at December 31, 2011 and 2010 by asset category were as follows:

	2011	2010
Equity	66%	67%
Fixed Income	34%	33%
Total	100%	100%

CONNECTICUT WATER SERVICE, INC.

See Note 6 for discussion on how fair value is determined.  The fair values of the Company’s pension plan assets at December 31, 2011 were as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$172	$--	$--
Mutual Funds:
Fixed Income Funds (1)	12,491	--	--
Equity Funds (2)	24,120	--	--
Total	$36,783	$--	$--

The fair values of the Company’s pension plan assets at December 31, 2010 were as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$277	$--	$--
Mutual Funds:
Fixed Income Funds (1)	12,015	--	--
Equity Funds (2)	15,546	--	--
Index Funds (3)	9,152	--	--
Total	$36,990	$--	$--

(1)	Mutual funds consisting primarily of fixed income securities.
(2)	Mutual funds consisting primarily of equity securities.
(3)	Mutual funds consisting primarily of funds linked to indices.

The Plan’s expected future benefit payments are:

(in thousands)
2012	$3,113
2013	2,183
2014	2,517
2015	2,930
2016	3,124
Years 2017 – 2021	19,814

POST-RETIREMENT BENEFITS OTHER THAN PENSION (PBOP) – In addition to providing pension benefits, Connecticut Water, provides certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust.  Substantially all of Connecticut Water’s employees may become eligible for these benefits if they retire on or after age 55 with 10 years of service.  The contribution for calendar years 2011 and 2010 was $235,000 and $258,000, respectively.

A regulatory asset has been recorded to reflect the amount which represents the future FASB ASC 715 costs expected to be recovered in customer rates.  In 1997, Connecticut Water requested and received approval from the PURA to include FASB ASC 715 costs in customer rates.  The PURA’s 1997 limited reopener of Connecticut Water’s general rate proceeding allowed it to increase customer rates $208,000 annually for FASB ASC 715 costs.  Prior to the January 2007 rate decision, Connecticut Water’s rates allowed for recovery of $473,100 annually for post-retirement benefit costs other than pension.  As a result of the January 2007 rate decision, the Company will follow the provisions of FASB ASC 715 for regulated companies that allows the creation of a regulatory asset for costs that will be recovered in the future under provisions of FASB ASC 980.

The Company has amended its PBOP to exclude employees hired after January 1, 2009.  In addition, effective April 1, 2009, the Company will no longer provide prescription drug coverage for its retirees age 65 and over.  Those retirees, who are entitled to Medicare coverage, will continue to receive the current non-prescription medical coverage.

On May 16, 2011, the Company notified participants in the PBOP plan of an amendment that would limit the life-time benefits of participants to $100,000, effective July 1, 2011.  As of the date of the notice, May 16, 2011, the Company and its actuary began to account for the change in life-time benefits.  The change in benefits resulted in a decrease in PBOP expense of approximately $488,000 from May 16 through December 31, 2011.

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

Another subsidiary company, Barnstable Water, also provides certain health care benefits to eligible retired employees.  Barnstable Water employees became eligible for these benefits if they retired on or after age 65 with at least 15 years of service.  Post-65 medical coverage is provided for retired employees up to a maximum coverage of $500 per quarter. Barnstable Water’s PBOP currently is not funded.  Barnstable Water no longer has any employees; therefore, no new participants will be entering Barnstable Water’s PBOP.  The tables below do not include Barnstable Water’s PBOP.  Barnstable Water’s PBOP had a Benefit Obligation of $54,000 and $52,000 at December 31, 2011 and 2010, respectively.  Additionally, this plan did not hold any assets as of December 31, 2011 and 2010.  Barnstable Water’s PBOP’s net periodic benefit costs were less than $1,000 in 2011 and 2010.

CONNECTICUT WATER SERVICE, INC.

The following tables set forth the benefit obligation and fair value of the assets of the Connecticut Water’s post-retirement health care benefits at December 31, the latest valuation date:

PBOP Benefits (in thousands)	2011	2010
Change in benefit obligation:
Benefit obligation, beginning of year	$13,443	$9,518
Service cost	599	567
Interest cost	623	574
Plan participant contributions	85	--
Plan amendments	(2,433)	--
Actuarial (gain) loss	901	3,403
Benefits paid	(376)	(619)
Benefit obligation, end of year	$12,842	$13,443

Change in plan assets:
Fair value, beginning of year	$6,475	$6,230
Actual return on plan assets	46	606
Employer contributions	235	258
Plan participant contributions	85	--
Benefits paid	(376)	(619)
Fair value, end of year	$6,465	$6,475

Funded Status	$(6,377)	$(6,968)

Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$--	$--
Current liability	--	--
Non-current liability	(6,377)	(6,968)
Net amount recognized	$(6,377)	$(6,968)

Weighted-average assumptions used to determine benefit obligations at December 31:	2011	2010
Discount rate	4.40%	5.35%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2011	2010	2009
Discount rate	5.35%	5.80%	6.20%
Expected long-term return on plan assets	4.50%	5.00%	5.00%

Prior to the 2007, the Company used Moody’s AA Corporate Bond Yields when selecting its Discount Rate for each of the PBOP.  Beginning with the year ended December 31, 2007, in an attempt to move away from generic yield curves and indices, the Company used a spot yield curve that attempts to mimic expected benefit payments.  Through December 31, 2010, the Company based its discount rate assumption on a single rate on the Citigroup Pension Discount Curve that approximated present value of the plan’s payment streams.  Beginning with the year ended December 31, 2011, the Company began to use the Citigroup Above Median AA Pension Discount Curve under the assumption it would more closely replicate the yields of bonds if the Company were to pick individual issuances that matched estimated payment streams of the plans.

The following table shows the components of periodic benefit costs:

PBOP Benefits (in thousands)	2011	2010	2009
Components of net periodic benefit costs
Service cost	$599	$567	$473
Interest cost	623	574	488
Expected return on plan assets	(267)	(306)	(272)
Other	225	225	225

Amortization of:
Prior service cost	(665)	(406)	(406)
Recognized net loss	613	329	217
Net Periodic Post Retirement Benefit Costs	$1,128	$983	$725

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset:

PBOP Benefits (in thousands)	2011	2010
Change in net loss (gain)	$1,123	$3,103
Change in transition credit	(2,433)	--
Amortization of transition obligation	--	--
Amortization of prior service credit	665	406
Amortization of net loss	(613)	(329)
Total recognized to Regulatory Asset	$(1,258)	$3,180

CONNECTICUT WATER SERVICE, INC.

Amounts Recognized as a Regulatory Asset at December 31: (in thousands)	2011	2010
Transition obligation	$--	$--
Prior service cost	(3,563)	(1,794)
Net (gain) loss	6,234	5,724
Total Recognized as a Regulatory Asset	$2,671	$3,930

There were no other changes in plan assets and benefit obligations recognized as a regulatory asset.

Estimated Benefit Cost Amortizations for the periods January 1 - December 31,: (in thousands)	2012
Amortization of transition obligation	$--
Amortization of prior service cost	(805)
Amortization of net loss (gain)	669
Total Estimated Net Periodic Benefit Cost Amortizations	$(136)

Assumed health care cost trend rates at December 31:	2011		2010
	Medical	Dental	Medical	Dental
Health care cost trend rate assumed for next year (1)	10.0%	10.0%	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2022	2022	2021	2021

(1) – Zero percent trend rate from 2010 to 2011.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects on Connecticut Water’s plan and would have no impact on the Barnstable Water plan:

(in thousands)	1 Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$71	$(68)
Effect on post-retirement benefit obligation	$692	$(670)

Plan Assets
Connecticut Water’s other post-retirement benefit plan weighted-average asset allocations at December 31, 2011 and 2010 by asset category were as follows:

	2011	2010
Equity	63%	63%
Fixed Income	37%	37%
Total	100%	100%

See Note 6 for discussion on how fair value is determined.  The fair value of the Company’s PBOP assets at December 31, 2011 are as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market	$160	$--	$--
Mutual Funds:
Fixed Income Funds (1)	2,234	--	--
Equity Funds (2)	4,071	--	--
Total	$6,465	$--	$--

The fair value of the Company’s PBOP assets at December 31, 2010 are as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market	$492	$--	$--
Mutual Funds:
Fixed Income Funds (1)	1,897	--	--
Equity Funds (2)	2,601	--	--
Index Funds (3)	1,485	--	--
Total	$6,475	$--	$--

(1)	Mutual funds consisting primarily of fixed income securities.
(2)	Mutual funds consisting primarily of equity securities.
(3)	Mutual funds consisting primarily of funds linked to indices.

CONNECTICUT WATER SERVICE, INC.

Cash Flows
Connecticut Water contributed $235,000 to its other post-retirement benefit plan in 2011 for plan year 2011.  The Company expects to make a contribution of approximately $500,000 in 2012 for plan year 2012.

Expected future benefit payments are:

(in thousands)
2012	$516
2013	551
2014	582
2015	615
2016	687
Years 2017 – 2021	4,516

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (SERP) – The Company and certain of its subsidiaries provide additional pension benefits to senior management through supplemental executive retirement contracts.  At December 31, 2011 and 2010, the actuarial present values of the projected benefit obligation of these contracts were $4,495,000 and $4,297,000, respectively.  Expense associated with these contracts was approximately $409,000 for 2011, $423,000 for 2010, and $354,000 for 2009 and is reflected in Other Income (Deductions) in the Statements of Income.

Included in Other Property and Investments at December 31, 2011 and 2010 is $3,149,000 and $3,074,000 of investments purchased by the Company to fund these obligations, primarily consisting of life insurance contracts.  The remaining assets are carried at fair value and are considered Level 1 within the fair value hierarchy as outlined under FASB ASC 820 and are included in the table shown in Note 6.

SAVINGS PLAN (401(k)) – The Company and certain of its subsidiaries maintain an employee savings plan which allows participants to contribute from 1% to 50% of pre-tax compensation plus for those aged 50 years and older, catch-up contributions as allowed by law.  Effective January 1, 2009, the Company changed its 401(k) plan to meet the requirements of a special IRS safe harbor.  Under the provisions of this safe harbor plan, the Company will make an automatic contribution of 3% of compensation for all eligible employees, even if the employee does not make their own contributions.  For employees hired after January 1, 2009 and ineligible to participate in the Company’s pension plan, the Company will contribute an additional 1.5% of compensation.  Prior to January 1, 2009, the Company matches 50 cents for each dollar contributed by the employee up to 4% of the employee’s compensation.  The Company contribution charged to expense in 2011, 2010, and 2009 was $419,000, $446,000, and $433,000, respectively.

The Plan creates the possibility for an “incentive bonus” contribution to the 401(k) plan tied to the attainment of a specific goal or goals to be identified each year.  If the specific goal or goals are attained by the end of the year, all eligible employees, except officers and certain key employees, may receive up to an additional 1% of their annual base salary as a direct contribution to their 401(k) account. No incentive bonus was awarded in 2011, 2010 or 2009.

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

The Company’s 2004 Performance Stock Program (2004 PSP), approved by shareholders in 2004, authorizes the issuance of up to 700,000 shares of Company Common Stock.  As of December 31, 2011, there were 493,842 shares available for grant.  There are four forms of awards under the 2004 PSP.  Stock options are one form of award.  The Company has not issued any stock options since 2003, and does not anticipate issuing any for the foreseeable future.  The other three forms of award which the Company has continued to issue are:  Restricted Stock, Performance Shares and Cash Units.

Under the original Plan (1994 PSP) there were 700,000 shares authorized and 220,272 shares available for payment of dividend equivalents on shares already awarded under the 1994 PSP as performance shares at December 31, 2011.

Under the 2004 PSP and 1994 PSP (collectively, the PSPs), restricted shares of Common Stock, common stock equivalents or cash units may be awarded annually to officers and key employees.  Based upon the occurrence of certain events, including the achievement of goals established by the Compensation Committee, the restrictions on the stock can be removed.  Amounts charged to expense on account of restricted shares of Common Stock, common stock equivalents or cash units pursuant to the PSPs were $945,000, $1,190,000, and $962,000, for 2011, 2010, and 2009, respectively.

STOCK OPTIONS – The Company determined the fair value of each stock grant at the date of grant by using the Black Scholes Option Pricing model.  Options began to become exercisable one year from the date of grant.  Vesting periods ranged from one to five years.  The maximum term ranged from five to ten years.

No stock options were awarded or issued during 2011, 2010, or 2009.

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding, beginning of year	53,674	$27.54	77,388	$26.24	94,886	$25.52
Forfeited	(17,024)	27.95	(9,640)	27.54	--	--
Exercised	(5,671)	25.78	(14,074)	20.42	(17,498)	22.33
Outstanding, end of year	30,979	$27.63	53,674	$27.54	77,388	$26.24

Exercisable, end of year	30,979	$27.63	53,674	$27.54	77,388	$26.24

CONNECTICUT WATER SERVICE, INC.

The intrinsic value of options exercised during the year ended December 31, 2011 was $9,000.  The following table summarizes the price ranges of the options outstanding and options exercisable as of December 31, 2011:

	Options Outstanding and Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
Range of prices:
$18.00 - $23.99	--	--	--
$24.00 - $26.99	13,433	0.9	25.78
$27.00 - $29.99	17,546	1.9	29.05
	30,979	1.5	$27.63

The intrinsic value of exercisable options as of December 31, 2011 was approximately $856,000.  The average remaining contractual term of exercisable options as of December 31, 2011 was approximately 1.5 years.

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

RESTRICTED STOCK (Non-Performance-Based Awards) – The following tables summarize the non-performance-based restricted stock amounts and activity:

For the years ended December 31,	2011		2010
	Number of Shares	Grant Date Weighted Average Fair Value	Number of Shares	Grant Date Weighted Average Fair Value
Non-vested at beginning of year	4,079	$25.43	8,449	$25.18
Granted	--	--	--	--
Vested	(3,179)	27.70	(4,370)	24.95
Forfeited	--	--	--	--
Non-vested at end of year	900	$19.69	4,079	$25.43

The restricted stock shares began vesting during 2007.  There were no forfeitures during 2011 or 2010.

Total stock-based compensation recorded in the statement of income related to the non-performance-based restricted stock awards was $78,000, $109,000, and $95,000 during the years ended December 31, 2011, 2010, and 2009, respectively.  The Compensation Committee of the Board of Directors may approve retirement of key employees that trigger accelerating vesting.

As of December 31, 2011, all costs related to non-performance-based restricted stock has been expensed.

RESTRICTED STOCK AND COMMON STOCK EQUIVALENTS (Performance-Based) – The following tables summarize the performance-based restricted stock amounts and activity:

For the years ended December 31,	2011		2010
	Number of Shares	Grant Date Weighted Average Fair Value	Number of Shares	Grant Date Weighted Average Fair Value
Non-vested at beginning of year	48,074	$23.57	45,257	$23.97
Granted	23,391	25.65	28,878	22.75
Vested	(24,323)	22.95	(19,733)	23.38
Forfeited	(11,037)	22.75	(6,328)	23.28
Non-vested at end of year	36,105	$25.59	48,074	$23.57

Total stock based compensation recorded in the Consolidated Statements of Income related to performance-based restricted stock awards was $867,000, $1,080,000, and $867,000 for the year ended December 31, 2011, 2010, and 2009, respectively.

The Company is estimating a forfeiture rate of 30%.  Upon meeting specific performance targets, approximately 11,000 shares, reduced for actual performance targets achieved in 2011, will begin vesting in the first quarter of 2012 and the remaining earned shares will vest over three years.  The cost is being recognized ratably over the vesting period.  The aggregate intrinsic value of performance-based restricted stock as of December 31, 2011 was $518,000.

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

Financial data for reportable segments is as follows:

(in thousands)	Revenues	Depreciation	Other Operating Expenses	Other Income (Deductions)	Interest Expense (net of AFUDC)	Income Taxes	Net Income (Loss)
For the year ended December 31, 2011
Water Activities	$70,892	$7,773	$39,211	$(1,148)	$5,486	$7,151	$10,123
Real Estate Transactions	--	--	--	--	--	(176)	176
Services and Rentals	4,682	7	3,014	--	(41)	701	1,001
Total	$75,574	$7,780	$42,225	$(1,148)	$5,445	$7,676	$11,300
For the year ended December 31, 2010
Water Activities	$67,753	$7,088	$40,301	$(525)	$5,682	$5,488	$8,669
Real Estate Transactions	--	--	--	--	--	(230)	230
Services and Rentals	5,074	7	3,618	--	(57)	607	899
Total	$72,827	$7,095	$43,919	$(525)	$5,625	$5,865	$9,798
For the year ended December 31, 2009
Water Activities	$60,648	$6,403	$38,255	$(934)	$4,506	$2,719	$7,831
Real Estate Transactions	2,160	--	275	--	--	436	1,449
Services and Rentals	4,735	14	3,204	--	(5)	593	929
Total	$67,543	$6,417	$41,734	$(934)	$4,501	$3,748	$10,209

The Revenues shown in Water Activities above consist of revenues from water customers of $69,402,000, $66,408,000 and $59,391,000 in the years 2011, 2010 and 2009, respectively.  Additionally, there were revenues associated with utility plant leased to others of $1,490,000, $1,345,000 and $1,257,000 in the years 2011, 2010 and 2009, respectively which are reflected in Other Utility Income, Net of Taxes on the consolidated statements of income.

The table below shows assets by segment:

At December 31 (in thousands):	2011	2010
Total Plant and Other Investments:
Water	$364,955	$349,221
Non-Water	635	566
Total Plant and Other Investments	365,590	349,787

Other Assets:
Water	96,996	71,588
Non-Water	2,245	2,824
Total Other Assets	99,241	74,412
Total Assets	$464,831	$424,199

NOTE 15:  SUBSEQUENT EVENTS

Acquisition

On July 27, 2011, the Company announced that it had entered into an agreement on July 26, 2011 with Aqua America, Inc. (“AA”) to purchase all of the outstanding shares of Aqua Maine, Inc. (“AM”), a wholly-owned subsidiary of AA, for approximately $35.8 million (subject to certain adjustments at closing), including approximately $17.7 million of long-term debt as of December 31, 2010, reflecting a total enterprise value of approximately $53.5 million.  AM is a public water utility regulated by the Maine Public Utilities Commission (“MPUC”) that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with the Company’s growth strategy and will make the Company the largest U.S. based publicly-traded water utility company in New England.  The acquisition expanded the Company’s footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  The Company will account for the acquisition in accordance with Accounting Standards Codification (ASC) 805 “Business Combinations”.  On November 22, 2011, the MPUC issued an Order approving a Settlement Agreement that gave regulatory approval for the acquisition by the Company.  Effective January 1, 2012, the Company completed the acquisition of AM from AA for a total cash purchase price, adjusted at closing, of $35.8 million.  Subsequent to the closing, the name of AM was changed to The Maine Water Company (“Maine Water”).  The Company is still in the process of completing the purchase price allocation as required by ASC 805.

On January 1, 2012, the Company and CoBank entered into an amendment to the CoBank Agreement (the “Amendment”) and two additional Promissory Note and Single Advance Term Loan Supplements providing for two additional Term Loans to the Company (the “Term Loan Notes and Supplements”).  Under the terms of the Amendment and the Term Loan Notes and Supplements, on January 3, 2012 the Company borrowed from CoBank, in the aggregate, an additional $36.2 million of an available $40 million to be applied to the Company’s acquisition of the issued and outstanding capital stock of Aqua Maine, Inc. from Aqua America, Inc., as more fully described in Item 1 and the executive summary of this Item 7 above.

CONNECTICUT WATER SERVICE, INC.

Under the CoBank Agreement, as amended, the Company is required to maintain together with its consolidated subsidiaries at all times a ratio of Total Debt to Capitalization (as defined in the Agreement) of not more than .65 to 1.00.  In addition to the foregoing, the two regulated water subsidiaries, Connecticut Water and Maine Water are each required to maintain at all times a ratio of Total Debt to Capitalization of not more than .60 to 1.00.

Under one Term Loan Note and Supplement, CoBank loaned the Company $18.0 million, which Term Loan shall be repaid by the Company in 60 equal quarterly installments of principal and interest over a 15-year amortizing term, with the first installment due on April 20, 2012 and the last installment due on January 20, 2027.  Under the other Term Loan Note and Supplement, CoBank loaned the Company $18.2, which Term Loan shall be repaid by the Company in quarterly interest payments and repayment of the principal balance in full on the earlier of July 30, 2013 or upon the Company raising equity capital, in the aggregate, up to the outstanding amount owed under the second Term Note and Supplement.

Under the initial Promissory Note and each of the Term Loan Notes and Supplements, the Company will pay interest on any Loans made by CoBank in accordance with one of more of the following interest rate options, as selected periodically by the Company: (1) at a weekly quoted variable rate, a rate per annum equal to the rate of interest established by CoBank on the first business day of each week; (2) at a fixed rate per annum to be quoted by CoBank in its sole discretion in each instance for periods of 180 days or more; or (3) at a fixed rate per annum equal to LIBOR plus 1.75% for 1, 2, 3, 6, 9 or 12 month interest periods.  Interest shall be calculated on the actual number of days each Loan is outstanding on the basis of a year consisting of 360 days.

PURA Matters

On January 26, 2012, Connecticut Water filed a WICA application with the PURA requesting an additional 1.17% surcharge to customer bills, related to approximately $7.0 million spending on WICA projects.  This application also reduced the surcharge by 0.11% for the prior year reconciliation adjustment which expires April 1, 2012.  If approved, the total cumulative surcharge on customer bills will be 4.15%, beginning April 1, 2012.  On January 30, Connecticut Water filed for a 0.09% reconciliation adjustment for the 2011 shortfall in WICA, to become effective April 1, 2012.  If approved, the cumulative surcharge for all WICA applications will be 4.24%.

NOTE 16:  COMMITMENTS AND CONTINGENCIES

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

On January 6, 2012, Connecticut Water issued a “Do Not Drink Advisory” to 181 year round customers in the Amston Lake water system when elevated levels of copper were detected in samples from some customers’ homes.  While there was not a violation of any state or federal water quality standard, copper levels in samples from some customers’ homes were found above the Environmental Protection Agency (EPA) action level of 1.3 mg/L.  The "Do Not Drink Advisory" was lifted on January 18, 2012.  The Company is following an action plan approved by the Department of Public Health.  The resulting copper levels have been below the EPA Action Level.

Rate Relief – Connecticut Water is a regulated public utility, which provides water services to its customers.  The rates that regulated companies charge their water customers are subject to the jurisdiction of the regulatory authority of the PURA.  Connecticut Water’s allowed rate of return on equity and return on rate base are currently 9.75% and 7.32%, respectively.

In 2007, the State of Connecticut adopted legislation which permits regulated water companies to recapture money spent on eligible infrastructure improvements without a full rate case proceeding.  The PURA may authorize regulated water companies to use a rate adjustment mechanism, such as a Water Infrastructure and Conservation Adjustment (WICA), for eligible projects completed and in service for the benefit of the customers.  Regulated water companies may only charge customers such an adjustment to the extent allowed by the PURA based on a water company’s infrastructure assessment report, as approved by the PURA and upon semiannual filings which reflect plant additions consistent with such report.

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

The Company is finalizing a land sale with the Town of Plymouth, Connecticut to sell approximately 175 acres of land for open space and recreational purposes, pending the approval of a Conservation Easement by the State of Connecticut Attorney General Office.  The Company and Town have agreed on a sale price of $1.45 million for the parcel that is valued at $1.615 million.  The Company expects the transaction to be completed in 2012.

Capital Expenditures – The Company has received approval from its Board of Directors to spend $25.1 million on capital expenditures in 2012, in part due to increased spending primarily for infrastructure improvements.

CONNECTICUT WATER SERVICE, INC.

NOTE 17:  QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data for the years ended December 31, 2011 and 2010 appears below:

(in thousands, except for per share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
Operating Revenues	$15,989	$13,801	$17,359	$15,901	$20,628	$21,006	$15,426	$15,700
Total Utility Operating Income	3,538	2,283	4,580	3,714	5,054	5,910	3,235	2,670
Net Income	2,268	1,070	3,470	2,312	3,734	4,651	1,828	1,765
Basic Earnings per Common Share	0.26	0.12	0.41	0.28	0.43	0.54	0.21	0.20
Diluted Earnings per Common Share	0.26	0.12	0.40	0.27	0.42	0.54	0.21	0.20

Exhibit Number	Description
3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).
3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 16, 2007. (Exhibit 3.1 to Form 8-K filed on August 21, 2007).
3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001. (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended 3/31/03).
4.1	Loan Agreement dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.12 to Form 10-K for the year ended 12/31/03).
4.2	Indenture of Trust dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.13 to Form 10-K for the year ended 12/31/03).
4.3	Loan Agreement dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.14 to Form 10-K for the year ended 12/31/03).
4.4	Indenture of Trust dated as of October 1, 2003 between the Connecticut Development Authority and The Connecticut Water Company. (Exhibit 4.15 to Form 10-K for the year ended 12/31/03).
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

4.45*	Bond Purchase Agreement among CWC, the Connecticut Development Authority and Janney Montgomery Scott LLC, as underwriter, dated as of December 6, 2011.
4.46*	Loan Agreement between CWC and the Authority, dated as of December 1, 2011.
4.47*	Indenture of Trust for the Bonds between the Authority and U.S. Bank National Association, as Trustee, dated as of December 1, 2011.
10.3	Directors Deferred Compensation Plan, effective as of January 1, 1980, as amended as of January 1, 2008. (Exhibit 10.7 to Form 8-K filed on January 30, 2008).
10.4	Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit-Sharing Plan, effective as of January 1, 2010. (Exhibit 10.1 to Form 10-Q filed on May 6, 2011)
10.5	The Connecticut Water Company Employees’ Retirement Plan as amended and restated as of August 10, 2010. (Exhibit 10.1 to Form 8-K filed on August 13, 2010).
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

10.10	Dividend Reinvestment and Common Stock Purchase Plan, as amended and restated as of January 1, 2012. (Exhibit 4 to Form S-3, Registration Statement No. 333-176867, filed on September 16, 2011).
10.11	Contract for Supplying Bradley International Airport. (Exhibit 10.21 to Form 10-K for the year ended 12/31/84).
10.12	Report of South Windsor Task Force. (Exhibit 10.23 to Form 10-K for the year ended 12/31/87).
10.13	Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. (Exhibit 10.21 to Form 10-K for year ended 12/31/89).
10.14	1994 Performance Stock Program, as amended and restated as of April 26, 2002. (Exhibit A to Proxy Statement dated 3/19/02).
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
10.16
Settlement Agreement between Connecticut Water Company, Mary J. Healey, Office of Consumer Counsel of the State of Connecticut, and the Prosecutorial Staff of the PURA, dated December 4, 2006.  (Exhibit 10.1 to Form 8-K dated 12/6/06).

10.16a
Revised Settlement Agreement between Connecticut Water Company, Mary J. Healey, Office of Consumer Counsel of the State of Connecticut, and the Prosecutorial Staff of the PURA, dated December 20, 2006.  (Exhibit 99.1 to Form 8-K dated 1/18/07).

10.16b	Final Decision of the Connecticut PURA, Docket No. 06-07-08, dated January 16, 2007. (Exhibit 99.2 to Form 8-K dated 1/18/07).
10.16c	Final Decision of the Connecticut PURA, Docket No. 06-07-08, dated March 28, 2008. (Exhibit 99.1 to Form 8-K dated 4/3/08).
10.16d	Final Decision of the Connecticut PURA, Docket No. 09-12-11, dated July 14, 2010. (Exhibit 99.1 to Form 8-K dated 7/15/2010).

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
b)  Daniel J. Meaney
c)  Nicholas A. Rinaldi

10.19
Form of Amended and Restated Supplemental Executive Retirement Agreement with the Company’s executive officers (Exhibit 10.21 to Form 10-K for year ended December 31, 2008), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Kristen A. Johnson
d)  Daniel J. Meaney
e)  Terrance P. O’Neill
f)  Nicholas A. Rinaldi
g)  Eric W. Thornburg
h)  Maureen P. Westbrook

10.20
Form of Amended and Restated Deferred Compensation Agreement with the Company’s executive officers (effective January 1, 2011) (Exhibit 10.20 to Form 10-K for the year ended December 31, 2010), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Kristen A. Johnson
d)  Daniel J. Meaney
e)  Terrance P. O’Neill
f)  Nicholas A. Rinaldi
g)  Eric W. Thornburg
h)  Maureen P. Westbrook

10.20a	Deferred Compensation Agreement between The Connecticut Water Company and Eric W. Thornburg, dated December 30, 2011 (Exhibit 10.4 to Form 8-K filed on 1/3/12).
10.20b*	Form of amendment to Deferred Compensation Agreement, dated as of December 30, 2011, with the following Company officers: a) David C. Benoit b) Maureen P. Westbrook c) Kristen A. Johnson
10.20c	Deferred Compensation Agreement between The Connecticut Water Company and Eric W. Thornburg, dated December 30, 2011. (Exhibit 10.4 to Form 8-K filed on January 3, 2012)
10.20d*	Deferred Compensation Agreement between Connecticut Water Service, Inc. and Judy E. Wallinford, dated December 11, 2011, effective January 3, 2012.
10.21	Master Loan Agreement and Promissory Note between Connecticut Water Service, Inc. and CoBank, ACB, dated June 29, 2009. (Exhibit 10.1 to Form 8-K filed on July 2, 2009)
10.21a	First Amendment to Promissory Note and Supplement, dated July 26, 2011, between Connecticut Water Service, Inc. and CoBank ACB (Exhibit 10.1 to Form 8-K filed on 7/29/11).
10.21b	Amendment to the Master Loan Agreement between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.1 to Form 8-K filed on 1/3/12).
10.21c	Promissory Note and Single Advance Term Loan Supplement (Loan 1) between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.2 to Form 8-K filed on 1/3/12).
10.21d	Promissory Note and Single Advance Term Loan Supplement (Loan 2) between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.3 to Form 8-K filed on 1/3/12).
10.22	Line of credit agreement dated August 12, 2009 between RBS Citizens, National Association and Connecticut Water Service, Inc. (Exhibit 10.2 to Form 10-Q for the quarter ending September 30, 2009)
10.22a	Letter Amendment dated May 5, 2010 between RBS Citizen's, National Association and Connecticut Water Service, Inc. (Exhibit 10.2 to Form 10-Q filed on 5/7/10).
10.22b*	Second Amendment to RBS Citizens Line of Credit Agreement, dated June 1, 2011.
21*	Connecticut Water Service, Inc. Subsidiaries Listing.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.
31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.
32.1**	Certification of Eric W. Thornburg, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Company press release regarding results for the fiscal year and quarterly period ended December 31, 2011, dated March 13, 2012.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
Note:	Exhibits 10.1 through 10.5l, 10.13 through 10.15g, and 10.19 through 10.20d set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

* = filed herewith
** = furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTICUT WATER SERVICE, INC. Registrant
March 13, 2012	By /s/ Eric W. Thornburg Eric W. Thornburg Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Connecticut Water Service, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric W. Thornburg Eric W. Thornburg	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 13, 2012
/s/ David C. Benoit David C. Benoit	Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 13, 2012
/s/ Nicholas A. Rinaldi Nicholas A. Rinaldi	Controller (Principal Accounting Officer)	March 13, 2012

Signature	Title	Date
/s/ Mary Ann Hanley Mary Ann Hanley	Director	March 7, 2012
/s/ Heather Hunt Heather Hunt	Director	March 7, 2012
/s/ Mark G. Kachur Mark G. Kachur	Director	March 7, 2012
/s/ David A. Lentini David A. Lentini	Director	March 7, 2012
/s/ Arthur C. Reeds Arthur C. Reeds	Director	March 7, 2012
/s/ Lisa J. Thibdaue Lisa J. Thibdaue	Director	March 7, 2012
/s/ Carol P. Wallace Carol P. Wallace	Director	March 7, 2012
/s/ Donald B. Wilbur Donald B. Wilbur	Director	March 7, 2012

CONNECTICUT WATER SERVICE, INC. and SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
Description	Balance Beginning of Year	Additions Charged to Income	Deductions From Reserves(1)	Balance End of Year
Allowance for Uncollectible Accounts
Year Ended December 31, 2011	$1,061	$660	$633	$1,088
Year Ended December 31, 2010	$472	$648	$59	$1,061
Year Ended December 31, 2009	$376	$401	$305	$472

(1) Amounts charged off as uncollectible after deducting recoveries.

S-1