Form 10-Q
period 2012-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2012-05-10
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2012 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated riler ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

8,799,551

Number of shares of common stock outstanding, March 31, 2012
(Includes 136,915 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
March 31, 2012 and 2011

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
At March 31, 2012 and December 31, 2011
(Unaudited)
(In thousands)

	March 31,	December 31,
ASSETS	2012	2011

Utility Plant	$560,612	$487,540
Construction Work in Progress	8,485	6,160
	569,097	493,700
Accumulated Provision for Depreciation	(156,175)	(133,673)
Net Utility Plant	412,922	360,027

Other Property and Investments	5,899	5,563

Cash and Cash Equivalents	3,371	1,012
Accounts Receivable (Less Allowance, 2012 - $1,105; 2011 - $1,088)	9,367	8,436
Accrued Unbilled Revenues	7,260	6,477
Materials and Supplies	1,482	1,126
Prepayments and Other Current Assets	4,651	1,830
Total Current Assets	26,131	18,881

Restricted Cash	15,932	15,930
Unamortized Debt Issuance Expense	7,672	7,296
Unrecovered Income Taxes - Regulatory Asset	31,025	29,255
Pension Benefits - Regulatory Asset	13,487	13,862
Post-Retirement Benefits Other Than Pension - Regulatory Asset	4,072	3,967
Goodwill	22,362	3,608
Deferred Charges and Other Costs	8,451	6,442
Total Regulatory and Other Long-Term Assets	103,001	80,360

Total Assets	$547,953	$464,831

CAPITALIZATION AND LIABILITIES

Common Stockholders' Equity:
Common Stock Without Par Value:
Authorized - 25,000,000 Shares - Issued and Outstanding:
2012 - 8,799,551; 2011 - 8,755,398	$72,794	$72,345
Retained Earnings	46,482	46,669
Accumulated Other Comprehensive Loss	(770)	(825)
Common Stockholders' Equity	118,506	118,189
Preferred Stock	772	772
Long-Term Debt	188,030	135,256
Total Capitalization	307,308	254,217

Current Portion of Long-Term Debt	1,225	--
Interim Bank Loans Payable	27,171	21,372
Accounts Payable and Accrued Expenses	5,512	7,166
Accrued Taxes	--	302
Accrued Interest	2,115	1,002
Other Current Liabilities	1,741	586
Total Current Liabilities	37,764	30,428

Advances for Construction	33,647	32,517
Contributions in Aid of Construction	69,571	60,679
Deferred Federal and State Income Taxes	41,537	31,075
Unfunded Future Income Taxes	29,183	29,255
Long-Term Compensation Arrangements	27,402	25,232
Unamortized Investment Tax Credits	1,432	1,313
Other Long-Term Liabilities	109	115
Total Long-Term Liabilities	202,881	180,186

Commitments and Contingencies

Total Capitalization and Liabilities	$547,953	$464,831

The accompanying footnotes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
(In thousands, except per share amounts)

	2012	2011

Operating Revenues	$18,540	$15,989

Operating Expenses
Operation and Maintenance	9,635	8,010
Depreciation	2,387	1,872
Income Taxes	979	1,102
Taxes Other Than Income Taxes	1,988	1,645
Total Operating Expenses	14,989	12,629

Net Operating Revenues	3,551	3,360

Other Utility Income, Net of Taxes	176	178

Total Utility Operating Income	3,727	3,538

Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	350	193
Allowance for Funds Used During Construction	56	31
Other	(143)	(134)
Total Other Income, Net of Taxes	263	90

Interest and Debt Expense
Interest on Long-Term Debt	1,920	1,149
Other Interest Charges	77	105
Amortization of Debt Expense	83	106
Total Interest and Debt Expense	2,080	1,360

Net Income	1,910	2,268

Preferred Stock Dividend Requirement	9	9
Net Income Applicable to Common Stock	$1,901	$2,259

Weighted Average Common Shares Outstanding:
Basic	8,651	8,579
Diluted	8,781	8,694

Earnings Per Common Share:
Basic	$0.22	$0.26
Diluted	$0.22	$0.26

Dividends Per Common Share	$0.2375	$0.2325

The accompanying footnotes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
(In thousands)

	2012	2011

Net Income Applicable to Common Stock	$1,901	$2,259

Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Expense,
net of tax benefit of $0 and $0 in 2012 and 2011	--	1
Reclassification to Pension and Post-Retirement Benefits Other
Than Pension, net of tax benefit of $12 in 2012 and $4 in 2011	(6)	(6)
Unrealized (loss) gain on investments, net of tax expense of
$40 in 2012 and $1 in 2011	61	2

Comprehensive Income	$1,956	$2,256

The accompanying footnotes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
(In thousands, except per share amounts)

	2012	2011

Balance at Beginning of Period	$46,669	$43,603
Net Income	1,910	2,268
	48,579	45,871

Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	6	6
Common Stock - 2012 $0.2375 per share; 2011 $0.2325 per share	2,088	2,021
	2,097	2,030

Balance at End of Period	$46,482	$43,841

The accompanying footnotes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
(In thousands)

	2012	2011
Operating Activities:
Net Income	$1,910	$2,268

Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Revenues	60	60
Allowance for Funds Used During Construction	(56)	(31)
Depreciation (including $27 and $201 in 2012 and 2011 charged to other accounts)	2,414	2,073
Change in Assets and Liabilities:
Decrease in Accounts Receivable and Accrued Unbilled Revenues	131	1,108
Increase in Prepayments and Other Current Assets	(2,230)	(1,637)
Decrease in Other Non-Current Items	460	1,050
Decrease in Accounts Payable, Accrued Expenses and Other
Current Liabilities	(1,130)	(301)
Increase in Deferred Income Taxes and Investment Tax Credits, Net	548	486
Total Adjustments	197	2,808
Net Cash and Cash Equivalents Provided by Operating Activities	2,107	5,076

Investing Activities:
Company Financed Additions to Utility Plant	(3,880)	(2,895)
Advances to (from) Others for Construction	70	(70)
Net Additions to Utility Plant Used in Continuing Operations	(3,810)	(2,965)
Purchase of water systems, net of cash acquired	(35,754)	--
Net Cash and Cash Equivalents Used in Investing Activities	(39,564)	(2,965)

Financing Activities:
Proceeds from Interim Bank Loans	27,171	26,297
Repayment of Interim Bank Loans	(21,372)	(26,342)
Proceeds from the Issuance of Long-Term Debt	36,088	--
Costs to Issue Long-Term Debt and Common Stock	60	--
Proceeds from Issuance of Common Stock	354	332
Proceeds from the Exercise of Stock Options	88	--
Repayment of Long-Term Debt Including Current Portion	(406)	(190)
Advances (to) from Others for Construction	(70)	70
Cash Dividends Paid	(2,097)	(2,030)
Net Cash and Cash Equivalents (Used in) Provided by Financing Activities	39,816	(1,863)
Net Increase (Decrease) in Cash and Cash Equivalents	2,359	248
Cash and Cash Equivalents at Beginning of Period	1,012	952
Cash and Cash Equivalents at End of Period	$3,371	$1,200

Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$78	$112
Short-term Investment of Bond Proceeds Held in Restricted Cash	$15,932	$1,226

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$1,007	$1,066
State and Federal Income Taxes	$1,852	$1,225

The accompanying footnotes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Preparation of Financials

The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  The Company’s primary operating subsidiaries are The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”).  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2011.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.  Effective January 1, 2012, the Company acquired Maine Water, discussed further in Note 10 below.  As a result, the Company’s consolidated balance sheet at December 31, 2011 and the consolidated statement of net income for the three months ended March 31, 2011 do not include Maine Water.  Maine Water’s results are presented in the consolidated balance sheet and consolidated statement of net income at March 31, 2012.

2.  Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three months ended March 31, 2012 and 2011.

Pension Benefits
Components of Net Periodic Cost (in thousands):

Period ended March 31,	2012	2011
Service Cost	$524	$443
Interest Cost	645	545
Expected Return on Plan Assets	(687)	(675)
Amortization of:
Transition Obligation	--	--
Prior Service Cost	17	17
Net Loss	358	188
Net Periodic Benefit Cost	$857	$518

The Company does not expect to make a contribution in 2012 for the 2011 plan year, as allowed by the current funding status.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

Period ended March 31,	2012	2011
Service Cost	$157	$187
Interest Cost	141	179
Expected Return on Plan Assets	(68)	(75)
Other	56	56
Amortization of:
Prior Service Cost	(201)	(101)
Recognized Net Loss	166	160
Net Periodic Benefit Cost	$251	$406

On May 16, 2011, Connecticut Water notified participants in its PBOP plan of an amendment that would limit the life-time benefits of participants to $100,000, effective July 1, 2011.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

3.  Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended March 31,	2012	2011

Common Shares Outstanding End of Period:	8,799,551	8,704,500
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,650,913	8,578,873
Diluted	8,781,100	8,694,036

Basic Earnings per Share	$0.22	$0.26
Dilutive Effect of Unexercised Stock Options	--	--
Diluted Earnings per Share	$0.22	$0.26

Total unrecognized compensation expense for all stock awards was approximately $1.4 million as of March 31, 2012 and will be recognized over the next three years.

4.  New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which amends Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure (“ASC 820”), to update guidance related to fair value measurements and disclosures as a step towards achieving convergence between generally accepted accounting principles and international financial reporting standards.  ASU 2011-04 clarifies intent about application of existing fair value measurements and disclosures, changes certain requirements for fair value measurements and requires expanded disclosures.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  Adoption of 2011-04 did not have an impact on the Company’s results of operations, cash flows or financial position.

5.  Long-Term Debt

Long-Term Debt at March 31, 2012, including the debt assumed with the acquisition of The Maine Water Company effective January 1, 2012, and December 31, 2011 consisted of the following (in thousands):

		2012	2011
Connecticut Water Service, Inc.:
4.09%	Term Loan Note and Supplement A	$18,000	$--
Var.	Term Loan Note and Supplement B	18,088	--
Total Connecticut Water Service, Inc.		36,088	--

The Connecticut Water Company:
Unsecured Water Facilities Revenue Bonds
5.05%	1998 Series A, Due 2028	9,550	9,550
5.125%	1998 Series B, Due 2028	7,495	7,495
4.40%	2003A Series, Due 2020	8,000	8,000
5.00%	2003C Series, Due 2022	14,795	14,795
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.00%	2005 A Series, Due 2040	14,795	14,805
5.00%	2007 A Series, Due 2037	14,560	14,570
5.10%	2009 A Series, Due 2039	19,950	20,000
5.00%	2011 A Series, Due 2021	23,943	23,991
Total The Connecticut Water Company		135,138	135,256

The Maine Water Company:
8.95%	1994 Series G, Due 2024	9,000	--
5.05%	1999 Series H, Due 2024	1,970	--
2.68%	1999 Series J, Due 2019	524	--
0.00%	2001 Series K, Due 2031	780	--
2.58%	2002 Series L, Due 2022	98	--
1.53%	2003 Series M, Due 2023	421	--
1.73%	2004 Series N, Due 2024	491	--
0.00%	2004 Series O, Due 2034	147	--
1.76%	2006 Series P, Due 2026	471	--
1.57%	2009 Series R, Due 2029	247	--
0.00%	2009 Series S, Due 2029	784	--
0.00%	2009 Series T, Due 2029	2,200	--
Total The Maine Water Company		17,133	--

Add: Maine Acquisition Fair Value Adjustment		896
Less: Current Portion		(1,225)	--

Total Long-Term Debt		$188,030	$135,256

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

As of March 31, 2012, the Company and its subsidiaries will make principal payments of approximately of $1,225,000 over the next twelve months.

In December 2011, Connecticut Water borrowed $22.05 million through the issuance of Water Facilities Revenue Bonds by the Connecticut Development Authority (Authority).  Connecticut Water received approximately $24,000,000 in cash in exchange for the issuance of bonds with an aggregate principal amount of $22,050,000 for a 10-year term and a 5% coupon.  Connecticut Water recorded a bond premium in connection with this transaction and will amortize that premium over the life of the bond.  The proceeds from the sale of the bonds will be used to finance construction and installation of various capital improvements to the Connecticut Water’s existing water system.

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

On January 1, 2012,the Company and CoBank entered into an amendment to the CoBank Agreement (the “Amendment”) and two additional Promissory Note and Single Advance Term Loan Supplements providing for two additional Term Loans to the Company (the “Term Loan Notes and Supplements”).  Under the terms of the Amendment and the Term Loan Notes and Supplements, on January 3, 2012 the Company borrowed from CoBank, in the aggregate, an additional $36.1 million of an available $40 million to be applied to the Company’s acquisition of the issued and outstanding capital stock of Aqua Maine, Inc. from Aqua America, Inc., as more fully described in Note 10 below.

Under one Term Loan Note and Supplement, CoBank loaned the Company $18.0 million, which Term Loan shall be repaid by the Company in 60 equal quarterly installments of principal and interest over a 15-year amortizing term, with the first installment paid on April 20, 2012 and the last installment due on January 20, 2027.  Under the other Term Loan Note and Supplement, CoBank loaned the Company $18.1 million, which Term Loan shall be repaid by the Company in quarterly interest payments and repayment of the principal balance in full on the earlier of July 30, 2013 or upon the Company raising equity capital, in the aggregate, up to the outstanding amount owed under the second Term Note and Supplement.

Under the initial Promissory Note and each of the Term Loan Notes and Supplements, the Company will pay interest on any Loans made by CoBank in accordance with one or more of the following interest rate options, as selected periodically by the Company: (1) at a weekly quoted variable rate, a rate per annum equal to the rate of interest established by CoBank on the first business day of each week; (2) at a fixed rate per annum to be quoted by CoBank in its sole discretion in each instance for periods of 180 days or more; or (3) at a fixed rate per annum equal to LIBOR plus 1.75% for 1, 2, 3, 6, 9 or 12 month interest periods.  Interest shall be calculated on the actual number of days each Loan is outstanding on the basis of a year consisting of 360 days.

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The Company and its subsidiaries were in compliance with all covenants at March 31, 2012.

6.  Fair Value Disclosures

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$--	$2,443	$--	$2,443
Money Market Fund	77	--	--	77
Mutual Funds:
Equity Funds (1)	835	--	--	835
Total	$912	$2,443	$--	$3,355

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$--	$2,269	$--	$2,269
Money Market Fund	28	--	--	28
Mutual Funds:
Equity Funds (1)	852	--	--	852
Total	$880	$2,269	$--	$3,149

(1)	Mutual funds consisting primarily of equity securities.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The fair value of Company Owned Life Insurance is based on the cash surrender value of the contracts. These contracts are based principally on a referenced pool of investment funds that actively redeem shares and are observable and measurable.

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments, which are not recorded at fair value on the financial statements.

Cash and cash equivalents – Cash equivalents consist of highly liquid instruments with original maturities at the time of purchase of three months or less.  The carrying amount approximates fair value.  Under the fair value hierarchy the fair value of cash and cash equivalents is classified as a Level 1 measurement.

Restricted Cash – As part of the Connecticut Water’s December 2011 bond offering, the Company recorded unused proceeds from this bond issuance as restricted cash as the funds can only be used for certain capital expenditures.  The Company expects to use the remainder of the proceeds during 2012, as the approved capital expenditures are completed.  The carrying amount approximates fair value.  Under the fair value hierarchy the fair value of restricted cash is classified as a Level 1 measurement.

Long-Term Debt – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of March 31, 2012 and December 31, 2011, the estimated fair value of the Company's long-term debt was $202,073,000 and $135,048,000, respectively, as compared to the carrying amounts of $188,030,000 and $135,256,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A -rated MMD (Municipal Market Data) Index which is the benchmark of current municipal bond yields. Under the fair value hierarchy the fair value of long term debt is classified as a Level 2 measurement.

The fair values shown above have been reported to meet the disclosure requirements of accounting principles generally accepted in the United States and do not purport to represent the amounts at which those obligations would be settled.

7.  Segment Reporting

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals.  Results of operations for the three months ended March 31, 2012 include the results of Maine Water.  Financial data for the segments is as follows (in thousands):

Three Months Ended March 31, 2012
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$18,889	$2,485	$925	$1,560
Real Estate Transactions	--	--	--	--
Services and Rentals	1,335	591	241	350
Total	$20,224	$3,076	$1,166	$1,910

Three Months Ended March 31, 2011
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$16,323	$3,257	$1,182	$2,075
Real Estate Transactions	--	--	--	--
Services and Rentals	1,167	329	136	193
Total	$17,490	$3,586	$1,318	$2,268

The revenues shown in Water Activities above consist of revenues from water customers of $18,540,000 and $15,989,000 for the three months ended March 31, 2012 and 2011, respectively.  Additionally, there were revenues associated with utility plant leased to others of $349,000 and $334,000 for the three months ended March 31, 2012 and 2011, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.  During the three months ended March 31, 2012 and 2011, the Company did not engage in any such transactions.

Assets by segment (in thousands):

	March 31, 2012	December 31, 2011
Total Plant and Other Investments:
Water Activities	$418,159	$364,955
Non-Water	662	635
	418,821	365,590
Other Assets:
Water Activities	107,990	96,996
Non-Water	21,142	2,245
	129,132	99,241
Total Assets	$547,953	$464,831

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

8.  Income Taxes

ASC 740 “Income Taxes” (“ASC 740”) addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The reassessment of the Company’s tax positions in accordance with ASC 740 did not have an impact on the Company’s results of operations, financial condition or liquidity.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  There were no such charges for the three month periods ended March 31, 2012 and 2011.  Additionally, there were no accruals relating to interest, penalties or uncertain tax positions as of March 31, 2012 and December 31, 2011.  The Company remains subject to examination by federal authorities for the 2008 and 2010 tax years, and by state authorities for the 2008 through 2010 tax years.  The Internal Revenue Service commenced an examination of the Company’s federal income tax return for the 2009 tax year during the second quarter of 2011.  The Company received notification in December 2011 that no change will be made to the 2009 federal tax liability.

The Company’s effective income tax rate for the first three months of 2012 and 2011 was 37.9% and 36.7%, respectively.  The statutory income tax rates during the same periods were 41% and 39%, respectively.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year.

9.  Lines of Credit

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement with CoBank, ACB, which was amended in May 2010 and July 2011 and is currently scheduled to mature on June 25, 2013.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 10, 2013.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2013.  On December 30, 2011, the Company terminated its $10 million line of credit.  The Company expects to maintain the two remaining lines of credit totaling $30 million and to renew the lines of credit annually, each with a rolling two year expiration date.  Upon the acquisition of Maine Water, the total lines of credit available to the Company increased to $34 million, due to Maine Water’s $4 million line of credit expiring August 21, 2012.  Maine Water expects to renew the line of credit prior to expiration with similar terms.  Interim Bank Loans Payable at March 31, 2012 and December 31, 2011 was approximately $27.2 million and $21.4 million, respectively, and represents the outstanding aggregate balance on these lines of credit.  As of March 31, 2012, the Company had $6.8 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

10.  Acquisitions

Effective January 1, 2012, the Company completed the acquisition of Aqua Maine, Inc. (“AM”) from Aqua America, Inc. (“AA”) for a total cash purchase price, adjusted at closing, of $35.6 million.  Subsequent to the closing, the name of AM was changed to The Maine Water Company (“Maine Water”).  Maine Water is a public water utility regulated by the Maine Public Utilities Commission (“MPUC”) that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with the Company’s growth strategy and makes the Company the largest U.S. based publicly-traded water utility company in New England.  The acquisition expanded the Company’s footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  The Company is accounting for the acquisition in accordance with Accounting Standards Codification (“ASC”) 805 “Business Combinations”.

The following table summarizes the fair value of the assets acquired on January 1, 2012, the date of the acquisition (in thousands):

Net Utility Plant	$51,861
Cash and Cash Equivalents	1,607
Accounts Receivable, net	974
Prepayments and Other Current Assets	1,819
Goodwill	17,540
Deferred Charges and Other Costs	4,352
Total Assets Acquired	$78,153

Long-Term Debt, including current portion	$18,259
Accounts Payable and Accrued Expenses	1,137
Other Current Liabilities	1,289
Advances for Construction	1,186
Contributions in Aid of Construction	8,886
Deferred Federal and State Income Taxes	8,919
Other Long-Term Liabilities	2,737
Total Liabilities Assumed	$42,413

Net Assets Acquired	$35,740

The estimated fair values of the assets acquired and the liabilities assumed were determined based on the accounting guidance for fair value measurement under GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value analysis assumes the highest and best use of the assets by market participants. The allocation of the purchase price includes an adjustment to fair value related to the non-regulated customer relationship of Maine Water and any associated deferred taxes, as well as the fair value of Maine Water’s long term debt. The excess of the purchase price paid over the estimated fair value of the assets acquired and the liabilities assumed was recognized as goodwill, none of which is deductible for tax purposes

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

The following unaudited pro forma summary for the quarter ended March 31, 2011 presents information as if Maine Water had been acquired on January 1, 2011 and assumes that there were no other changes in our operations.  The following pro forma information does not necessarily reflect the actual results that would have occurred had the Company operated the business since January 1, 2011, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

Quarter ended March 31, 2011
Operating Revenues	$18,611
Other Water Activities Revenues	334
Real Estate Revenues	--
Service and Rentals Revenues	1,350
Total Revenues	$20,295

Net Income	$2,576

Basic Earnings per Average Share Outstanding	$0.30
Diluted Earnings per Average Share Outstanding	$0.30

The following table summarizes the results of Maine Water for the quarter ended March 31, 2012, and is included in the Consolidated Statement of Income for the period (in thousands):

Quarter ended March 31, 2012
Operating Revenues	$2,644
Other Water Activities Revenues	--
Real Estate Revenues	--
Service and Rentals Revenues	160
Total Revenues	$2,804

Net Income	$355

Basic Earnings per Average Share Outstanding	$0.04
Diluted Earnings per Average Share Outstanding	$0.04

Additionally, in February 2012, The Connecticut Water Company acquired a small water system in Hebron, Connecticut for $130,000.  The water system serves three multi-unit apartment buildings.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Regulatory Matters and Inflation

Public Utility Regulatory Authority Matters

On July 28, 2011, The Connecticut Water Company (“Connecticut Water”) filed a Water Infrastructure Conservation Act (“WICA”) application with the Connecticut Public Utilities Regulatory Authority (“PURA”) requesting an additional 1.42% surcharge to customer bills representing approximately $7.7 million in WICA related projects.  On September 21, 2011, the PURA approved a 1.40% increase to customers’ bills effective October 1, 2011, for a cumulative 3.09% WICA surcharge.  The surcharge was effective for bills rendered on or after October 1, 2011.

On January 26, 2012, Connecticut Water filed a WICA application with the PURA requesting an additional 1.17% surcharge to customer bills, related to approximately $7.0 million spending on WICA projects.  This application also reduced the surcharge by 0.11% for the prior year reconciliation adjustment which expired April 1, 2012.  On January 30, 2012, Connecticut Water filed for a 0.09% reconciliation adjustment for the 2011 shortfall in WICA, to become effective April 1, 2012.  In March 2012, the PURA approved an increase of 1.16% on the Company’s first WICA application and approved the 0.09% reconciliation surcharge from the second application, effective April 1, 2012.  The Company’s cumulative WICA surcharge is now 4.23%.

Acquisitions

Effective January 1, 2012, the Company completed the acquisition of Aqua Maine, Inc. (“AM”) from Aqua America, Inc. (“AA”) for a total cash purchase price, adjusted at closing, of $35.6 million.  Subsequent to the closing, the name of AM was changed to The Maine Water Company (“Maine Water”).  Maine Water is a public water utility regulated by the Maine Public Utilities Commission (“MPUC”) that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with the Company’s growth strategy and makes the Company the largest U.S. based publicly-traded water utility company in New England.  The acquisition expanded the Company’s footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  The Company is accounting for the acquisition in accordance with Accounting Standards Codification (“ASC”) 805 “Business Combinations”.

Additionally, in February 2012, Connecticut Water acquired a small water system in Hebron, Connecticut for $130,000.  The water system serves three multi-unit apartment buildings.

Critical Accounting Policies and Estimates

The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the PURA and the MPUC to which Connecticut Water and Maine Water, respectively, the Company’s regulated water utility subsidiaries, are subject.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to ASC 980 “Regulated Operations”, revenue recognition, and accounting for pension and other post-retirement benefit plans.  Each of these accounting policies and the application of critical accounting policies and estimates were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Other than the application of ASC 805 “Business Combinations” to the Company’s acquisition of Maine Water, there were no significant changes in the application of critical accounting policies or estimates during the three months ended March 31, 2012.

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

Outlook

The following modifies and updates the “Outlook” section of the Company’s 2011 Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The Company expects Net Income from its Water Activities and Real Estate segments to increase in 2012 over 2011 levels, based on the acquisition of Maine Water and the completion of the land sale with the Town of Plymouth, Connecticut, which is expected to close in the second quarter of 2012, along with modest growth in its Services and Rentals segment.

The Company believes that the factors described above and those described in detail below under the heading “Commitments and Contingencies” may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2012 and beyond.  Please also review carefully the risks and uncertainties described in the sections entitled Item 1A – Risk Factors, “Commitments and Contingencies” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and the risks and uncertainties described in the “Forward-Looking Information” section below.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company let expire one line of credit totaling $6 million and entered into a new $15 million line of credit agreement with CoBank, ACB, which was amended in May 2010 and July 2011 and is currently scheduled to mature on June 25, 2013.  On August 12, 2009, the Company replaced an existing $3 million line of credit with a $10 million line of credit, which expires on August 10, 2013.  Finally, on September 15, 2009, the Company increased a third line of credit from $12 million to $15 million, with an expiration date of June 1, 2013.  On December 30, 2011, the Company terminated its $10 million line of credit.  The Company expects to maintain the two remaining lines of credit totaling $30 million and to renew the lines of credit annually, each with a rolling two year expiration date.  Upon the acquisition of Maine Water, the total lines of credit available to the Company increased to $34 million, due to Maine Water’s $4 million line of credit expiring August 21, 2012.  Maine Water expects to renew the line of credit prior to expiration with similar terms.  Interim Bank Loans Payable at March 31, 2012 and December 31, 2011 was approximately $27.2 million and $21.4 million, respectively, and represents the outstanding aggregate balance on these lines of credit.  As of March 31, 2012, the Company had $6.8 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

On January 1, 2012, the Company and CoBank entered into an amendment to the CoBank Agreement (the “Amendment”) and two additional Promissory Note and Single Advance Term Loan Supplements providing for two additional Term Loans to the Company (the “Term Loan Notes and Supplements”).  Under the terms of the Amendment and the Term Loan Notes and Supplements, on January 3, 2012 the Company borrowed from CoBank, in the aggregate, an additional $36.1 million of an available $40 million to be applied to the Company’s acquisition of the issued and outstanding capital stock of Aqua Maine, Inc. from Aqua America, Inc., as more fully described in Note 10 above.

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

Under one Term Loan Note and Supplement, CoBank loaned the Company $18.0 million, which Term Loan shall be repaid by the Company in 60 equal quarterly installments of principal and interest over a 15-year amortizing term, with the first installment paid on April 20, 2012 and the last installment due on January 20, 2027.  Under the other Term Loan Note and Supplement, CoBank loaned the Company $18.1 million, which Term Loan shall be repaid by the Company in quarterly interest payments and repayment of the principal balance in full on the earlier of July 30, 2013 or upon the Company raising equity capital, in the aggregate, up to the outstanding amount owed under the second Term Note and Supplement.

Under the initial Promissory Note and each of the Term Loan Notes and Supplements, the Company will pay interest on any Loans made by CoBank in accordance with one or more of the following interest rate options, as selected periodically by the Company: (1) at a weekly quoted variable rate, a rate per annum equal to the rate of interest established by CoBank on the first business day of each week; (2) at a fixed rate per annum to be quoted by CoBank in its sole discretion in each instance for periods of 180 days or more; or (3) at a fixed rate per annum equal to LIBOR plus 1.75% for 1, 2, 3, 6, 9 or 12 month interest periods.  Interest shall be calculated on the actual number of days each Loan is outstanding on the basis of a year consisting of 360 days.

Credit Rating

On October 28, 2011, Standard & Poor's Ratings Services (S&P) affirmed its 'A' corporate credit rating on the Company, however, S&P revised the Company’s ratings outlook from stable to negative.  The negative outlook reflects S&P’s expectation of weaker credit metrics as a result of the debt the Company planned to incur to complete the acquisition of Aqua Maine as well as additional near-term debt funding of the Company’s capital expenditure program.  S&P also indicated that if the Company were to issue a material amount of common equity in the future, this step could lead S&P to revise the outlook to stable.  On April 25, 2012, S&P reaffirmed this rating and outlook.

Enterprise Resource Planning Implementation

With the implementation of the Company’s new Enterprise Resource Planning (ERP) system in the first quarter of 2010, the Company delayed customer billings in order to verify the integrity of the system and the accuracy of those bills prior to mailing.

The Company has returned to normal billing and collection processes and does not anticipate delays in billing or collection in subsequent periods.  The delay in billing contributed to the increase in the Company’s bad debt expense for the years ending December 31, 2010 and 2011, due to the reserve policy based upon aging of the receivables.  During 2011, the Company saw progress towards resolving the collection issues, primarily through the ability to charge interest and shut off customers for non-payment and expects continued improvement throughout the remainder of 2012.  The Company fully anticipates that the reserve will return to more historical levels during 2012.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) to all registered shareholders, whereby participants can opt to have dividends directly reinvested into additional shares of the Company.  In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that can, at the Company’s discretion, add an “up to 5.00% purchase price discount” feature to the DRIP and are intended to encourage greater shareholder, customer and employee participation in the DRIP.  During the three months ended March 31, 2012 and 2011, plan participants invested $354,000 and $332,000, respectively, in additional shares as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the three months ended March 31, 2012, 3,431 stock options were exercised, resulting in approximately $88,000 in proceeds to the Company.  During the three months ended March 31, 2011, no stock options were exercised.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Future Plans

The Company expects to issue equity at some point between the third quarter of 2012 and the third quarter of 2013, depending on market conditions and other Company activities.  The Company has a target capital structure that is equally balanced with equity and debt.  As noted above, the interim financing utilized in completing the acquisition of Maine Water included two similar sized debt facilities – an $18.0 million fifteen-year fixed loan with an interest rate of 4.09% and a variable rate debt facility with a borrowing of $18.1 million and an initial interest rate of 2.06%.  The latter facility is expected to be paid off with the proceeds of the equity issuance.  The Company has not determined the specific structure nor the specific amount of equity that it will seek to raise.  It currently estimates raising equity of between $35.0 and $50.0 million depending on the Board’s determination of the Company’s needs and market conditions.

The Board of Directors approved a $25.1 million construction budget for 2012, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company is using a combination of its internally generated funds, borrowing under its available lines of credit, and the funds remaining under our 2011 debt issuance to fund this construction budget.

As the Company looks forward to the remainder of 2012 and 2013, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery through periodic WICA applications.  The total cost of that investment is expected to exceed the amount of internally generated funds.  The Company expects that it will require external financing over the next two years.  In order to maintain a balanced capital structure, we expect to consider both debt and equity issuances.  As the capital investment planning process is completed in the coming periods, the Company expects to provide a reasonable range of these potential financings.

Results of Operations

Three Months Ended March 31
Net Income for the three months ended March 31, 2012 decreased from the same period in the prior year by $358,000 to $1,910,000, which decreased earnings per basic average common share by $0.04, to $0.22.

This decrease in Net Income is broken down by business segment as follows (in thousands):

Business Segment	March 31, 2012	March 31, 2011	Increase/(Decrease)
Water Activities	$1,560	$2,075	$(515)
Real Estate Transactions	--	--	--
Services and Rentals	350	193	157
Total	$1,910	$2,268	$(358)

The decrease in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $2,551,000, or 16.0%, to $18,540,000 for the three months ended March 31, 2012 when compared to the same period in 2011.  The primary reason for the increase in revenues was attributable to the acquisition of Maine Water which contributed $2,644,000 in additional revenue during the period.  Excluding Maine Water, the Company saw a decrease in revenue from water customers of $93,000, or approximately 0.6% during the three months ended March 31, 2012.  Consumption for the quarter declined approximately 3%.  Offsetting the decline were increased rates in 2012 associated with the recurring WICA surcharge and an increase in customer late payment charges.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $1,625,000, or 20.3%, for the three months ended March 31, 2012 when compared to the same period of 2011 primarily due to the acquisition of Maine Water which contributed $1,214,000 of incremental O&M expense.  The following table presents the components of O&M expense both including and excluding Maine Water (in thousands):

Expense Components	Actual March 31, 2012 O&M	Actual March 31, 2011 O&M	Actual Increase / (Decrease)	Maine Water March 31, 2012 O&M	Adjusted Increase / (Decrease)
Pension	$857	$518	$339	$59	$280
Other benefits	457	169	288	36	252
Amston Lake water quality monitoring costs (non-labor)	135	--	135	--	135
Medical	527	341	186	91	95
Outside services	331	207	124	95	29
Maintenance	495	398	97	69	28
Customer	225	219	6	41	(35)
Regulatory commission expense	100	124	(24)	18	(42)
Vehicles	388	435	(47)	3	(50)
Utility costs	980	923	57	114	(57)
Payroll	3,322	2,920	402	500	(98)
Post retirement medical	251	406	(155)	1	(156)
Other	1,567	1,350	217	187	30
Total	$9,635	$8,010	$1,625	$1,214	$411

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

-
The increase in O&M expenses excluding the incremental expense as a result of the acquisition of Maine Water, was approximately $411,000, or approximately 5.1%, in the first quarter of 2012 when compared to the same period in 2011.  The changes in individual items, excluding the impact of Maine Water, are described below:

•	Pension costs increased over the prior year primarily due to a reduction to the discount rate in 2012 and a reduction in the assumed long-term return on plan assets;
•	The increase in Other benefits was primarily attributable to an increase in costs associated with awards made under the Performance Stock Program of the Company;
•
During the first quarter of 2012, the Company received notification of elevated copper levels observed in the homes of certain customers in our Amston Lake system.  As a result, Connecticut Water incurred costs associated with the monitoring of water sources and customer homes.  While copper levels have returned to normal, Connecticut Water continues to monitor the copper levels in the Amston Lake system;

•
Medical costs increased by $95,000 primarily due to the effect, in 2011, of reimbursement payments received from our insurance administrator relating to a stop-loss provision in our agreements which limits the Company's exposure from large claims.  No such stop-loss payments were received in 2012; and

•	The increase in Outside services is primarily attributable to an increase in legal and consulting costs.
-	The increases described above were partially offset by the following decreases to O&M expense:
•
The decrease in Customer costs is primarily driven by the reduction in bad debt expense in the first quarter of 2012 compared to the first quarter of 2011 due to the progress made in resolving issues related to the 2010 ERP implementation discussed above.  Offsetting this decrease was an increase in meter reading costs, collection costs and communications to customers;

•
Regulatory commission expense decreased due to costs associated with a PURA docket examining the feasibility of a uniform methodology for determining return on equity for water companies occurring in 2011 but not in 2012;

•	Utility costs decreased primarily due to increased efficiency at our locations after conducting energy audits;
•	Labor costs decreased primarily due to lower employee levels in the quarter ended March 31, 2012 when compared to the same period of 2011; and
•	Post-retirement medical costs decreased primarily due to changes made in 2011 to the plan that limited life time benefits to $100,000. This change was made in May 2011.

-
The Company saw an approximate 27.5% increase in its Depreciation expense from the three months ended March 31, 2012 compared to the same period in 2011.  The primary driver of this increase was approximately $393,000 in Depreciation expense attributable to Maine Water.  The remainder of the increase in Depreciation expense is due to higher Utility Plant in Service as of March 31, 2012 compared to March 31, 2011.

-	Income Tax expense associated with Water Activities decreased by $123,000 in the first quarter of 2012 when compared to the same period in 2011 due to lower pre-tax book income.

-
Total Interest and Debt Expense increased by $720,000 in the first quarter of 2012 when compared to the same period in 2011 due to a December 2011 debt issuance of $24 million, interest costs associated with the debt incurred to acquire Maine Water and interest charged on Maine Water’s debt outstanding.

Commitments and Contingencies

There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period year December 31, 2011.

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements.  You should read this 10-Q, the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“10-K”) and the documents that we incorporate by reference into the 10-K completely and with the understanding that our actual future results, performance and achievements may be materially different from what we expect.  These forward-looking statements represent our assumptions, expectations and beliefs only as of the date of this 10-Q.  Except for our ongoing obligations to disclose certain information under the federal securities laws, we are not obligated, and assume no obligation, to update these forward-looking statements, even though our situation may change in the future.  For further information or other factors which could affect our financial results and such forward-looking statements, see Part I, Item 1A“Risk Factors” found in the 10-K.  We qualify all of our forward-looking statements by these cautionary statements.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $34.0 million of variable rate lines of credit with two banks, under which the interim bank loans payable at March 31, 2012 were approximately $27.2 million.

As of March 31, 2012, the Company had $40.14 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.4 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, other than changes resulting from the acquisition of Maine Water discussed below, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

On January 1, 2012, the acquisition of Maine Water closed. The Company is currently in the process of integrating Maine Water’s operations, processes, and internal controls. See Note 10 to the consolidated financial statements in Part I, Item I for additional information relating to the acquisition.

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

Part II, Item 1A: Risk Factors

Information regarding risk factors appeared in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Other than as set forth below, there have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

We may encounter difficulties consolidating Maine Water into our business and may not fully attain or retain, or achieve within a reasonable time frame, expected strategic objectives, cost savings and other expected benefits of the acquisition.

We completed the acquisition of Maine Water on January 1, 2012.  This acquisition significantly increased the size of our regulated water utility business and expanded our business to another New England state.  We expect to realize strategic and other benefits as a result of our acquisition of Maine Water.  Our efforts at integrating Maine Water into the Company have been ongoing and have been successful to date.  There can be no assurance that we will achieve higher revenues or benefit from any synergies as a result of the acquisition and our ability to fully realize the strategic benefits from consolidating Maine Water’s business with ours, is subject to certain risks and uncertainties, including, among others:
•	the challenges of consolidating businesses, including workforces, processes and information systems;
•
the costs of consolidating Maine Water and managing and enhancing its operations may be higher than we expect and may require more resources, capital investments and management attention than anticipated;

•	employees important to Maine Water’s operations may decide not to continue employment with us; and
•
we may be unable to anticipate or manage risks that are unique to Maine Water’s historical business, including those related to its workforce, customer base, local demographics and information systems.

If we fail to complete an effective integration of Maine Water into the Company, our anticipated growth in revenue, profitability, and cash flow resulting from the purchase of Maine Water could be adversely affected.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended March 31, 2012.

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

10.1	Dividend Reinvestment and Common Stock Purchase Plan, as amended and restated as of January 1, 2012 (Exhibit 4 to Form S-3, Registration Statement No. 333-176867, filed on September 16, 2011).

10.2	Amendment to the Master Loan Agreement between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.1 to Form 8-K filed on January 3, 2012).

10.3	Promissory Note and Single Advance Term Loan Supplement (Loan 1) between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.2 to Form 8-K filed on January 3, 2012).

10.4	Promissory Note and Single Advance Term Loan Supplement (Loan 2) between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.3 to Form 8-K filed on January 3, 2012).

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32**	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith
** furnished herewith

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)
Date: May 9, 2012	By: /s/ David C. Benoit David C. Benoit Vice President – Finance and Chief Financial Officer
Date: May 9, 2012	By: /s/ Nicholas A. Rinaldi Nicholas A. Rinaldi Controller