Form 10-Q
period 2012-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2012-08-09
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012 or

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
Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
8,815,234
Number of shares of common stock outstanding, June 30, 2012
(Includes 138,022 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
June 30, 2012 and 2011

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS	June 30, 2012	December 31, 2011
Utility Plant	$570,983	$487,540
Construction Work in Progress	6,423	6,160
	577,406	493,700
Accumulated Provision for Depreciation	(158,404)	(133,673)
Net Utility Plant	419,002	360,027
Other Property and Investments	5,805	5,563
Cash and Cash Equivalents	3,397	1,012
Accounts Receivable (Less Allowance, 2012 - $915; 2011 - $1,088)	10,658	8,436
Accrued Unbilled Revenues	8,164	6,477
Materials and Supplies	1,507	1,126
Prepayments and Other Current Assets	2,689	1,830
Total Current Assets	26,415	18,881
Restricted Cash	12,613	15,930
Unamortized Debt Issuance Expense	7,495	7,296
Unrecovered Income Taxes - Regulatory Asset	31,869	29,255
Pension Benefits - Regulatory Asset	14,647	13,862
Post-Retirement Benefits Other Than Pension - Regulatory Asset	3,883	3,967
Goodwill	22,947	3,608
Deferred Charges and Other Costs	8,779	6,442
Total Regulatory and Other Long-Term Assets	102,233	80,360
Total Assets	$553,455	$464,831
CAPITALIZATION AND LIABILITIES
Common Stockholders' Equity:
Common Stock Without Par Value:
Authorized - 25,000,000 Shares - Issued and Outstanding:
2012 - 8,815,234; 2011 - 8,755,398	$73,492	$72,345
Retained Earnings	48,544	46,669
Accumulated Other Comprehensive Loss	(828)	(825)
Common Stockholders' Equity	121,208	118,189
Preferred Stock	772	772
Long-Term Debt	187,841	135,256
Total Capitalization	309,821	254,217
Current Portion of Long-Term Debt	1,239	—
Interim Bank Loans Payable	24,271	21,372
Accounts Payable and Accrued Expenses	7,634	7,166
Accrued Taxes	716	302
Accrued Interest	1,380	1,002
Other Current Liabilities	1,650	586
Total Current Liabilities	36,890	30,428
Advances for Construction	33,816	32,517
Contributions in Aid of Construction	69,731	60,679
Deferred Federal and State Income Taxes	41,994	31,075
Unfunded Future Income Taxes	29,993	29,255
Long-Term Compensation Arrangements	29,792	25,232
Unamortized Investment Tax Credits	1,411	1,313
Other Long-Term Liabilities	7	115
Total Long-Term Liabilities	206,744	180,186
Commitments and Contingencies
Total Capitalization and Liabilities	$553,455	$464,831
The accompanying footnotes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2012 and 2011
(Unaudited)
(In thousands, except per share amounts)

	2012	2011
Operating Revenues	$21,348	$17,359
Operating Expenses
Operation and Maintenance	10,076	7,827
Depreciation	2,392	1,912
Income Taxes	2,167	1,783
Taxes Other Than Income Taxes	1,702	1,467
Total Operating Expenses	16,337	12,989
Net Operating Revenues	5,011	4,370
Other Utility Income, Net of Taxes	188	210
Total Utility Operating Income	5,199	4,580
Other Income (Deductions), Net of Taxes
Gain on Real Estate Transactions	982	—
Non-Water Sales Earnings	333	219
Allowance for Funds Used During Construction	79	39
Other	(298)	43
Total Other Income, Net of Taxes	1,096	301
Interest and Debt Expense
Interest on Long-Term Debt	1,927	1,141
Other Interest Charges	110	164
Amortization of Debt Expense	95	106
Total Interest and Debt Expense	2,132	1,411
Net Income	4,163	3,470
Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$4,153	$3,460
Weighted Average Common Shares Outstanding:
Basic	8,667	8,601
Diluted	8,805	8,710
Earnings Per Common Share:
Basic	$0.48	$0.41
Diluted	$0.47	$0.40
Dividends Per Common Share	$0.2375	$0.2325

The accompanying footnotes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)
(In thousands, except per share amounts)

	2012	2011
Operating Revenues	$39,888	$33,348
Operating Expenses
Operation and Maintenance	19,711	15,837
Depreciation	4,779	3,784
Income Taxes	3,146	2,885
Taxes Other Than Income Taxes	3,690	3,112
Total Operating Expenses	31,326	25,618
Net Operating Revenues	8,562	7,730
Other Utility Income, Net of Taxes	364	388
Total Utility Operating Income	8,926	8,118
Other Income (Deductions), Net of Taxes
Gain on Real Estate Transactions	982	—
Non-Water Sales Earnings	683	412
Allowance for Funds Used During Construction	135	70
Other	(441)	(91)
Total Other Income, Net of Taxes	1,359	391
Interest and Debt Expense
Interest on Long-Term Debt	3,847	2,290
Other Interest Charges	187	269
Amortization of Debt Expense	178	212
Total Interest and Debt Expense	4,212	2,771
Net Income	6,073	5,738
Preferred Stock Dividend Requirement	19	19
Net Income Applicable to Common Stock	$6,054	$5,719
Weighted Average Common Shares Outstanding:
Basic	8,659	8,590
Diluted	8,793	8,702
Earnings Per Common Share:
Basic	$0.70	$0.67
Diluted	$0.69	$0.66
Dividends Per Common Share	$0.4750	$0.4650

The accompanying footnotes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2012 and 2011
(Unaudited)
(In thousands)

	2012	2011
Net Income	$4,163	$3,470
Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Income, net of tax expense of $0 and $0 in 2012 and 2011	1	—
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax benefit of $19 in 2012 and $1 in 2011	(29)	(2)
Unrealized loss on investments, net of tax benefit of $19 in 2012 and $2 in 2011	(30)	(3)
Other Comprehensive Loss, net of tax	(58)	(5)
Comprehensive Income	$4,105	$3,465

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)
(In thousands)

	2012	2011
Net Income	$6,073	$5,738
Other Comprehensive Income, net of tax
Qualified Cash Flow Hedging Instrument Income, net of tax expense of $0 and $0 in 2012 and 2011	1	1
Adjustment to Pension and Post-Retirement Benefits Other Than Pension, net of tax benefit of $31 in 2012 and $5 in 2011	(35)	(8)
Unrealized gain (loss) on investments, net of tax (expense) benefit of $(21) in 2012 and $1 in 2011	31	(1)
Other Comprehensive Loss, net of tax	(3)	(8)
Comprehensive Income	$6,070	$5,730

The accompanying footnotes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended June 30, 2012 and 2011
(Unaudited)
(In thousands, except per share amounts)

	2012	2011
Balance at Beginning of Period	$46,482	$43,841
Net Income	4,163	3,470
	50,645	47,311
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	7	7
Common Stock - 2012 $0.2375 per share; 2011 $0.2325 per share	2,091	2,025
	2,101	2,035
Balance at End of Period	$48,544	$45,276

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)
(In thousands, except per share amounts)

	2012	2011
Balance at Beginning of Period	$46,669	$43,603
Net Income	6,073	5,738
	52,742	49,341
Dividends Declared:
Cumulative Preferred, Class A, $0.40 per share	6	6
Cumulative Preferred, Series $0.90, $0.45 per share	13	13
Common Stock - 2012 $0.475 per share; 2011 $0.465 per share	4,179	4,046
	4,198	4,065
Balance at End of Period	$48,544	$45,276

The accompanying footnotes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)
(In thousands)

	2012	2011
Operating Activities:
Net Income	$6,073	$5,738
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Revenues	119	119
Allowance for Funds Used During Construction	(134)	(70)
Depreciation (including $161 and $403 in 2012 and 2011 charged to other accounts)	4,940	4,187
Gain from Sale of Land	(982)	—
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues	(2,064)	83
Increase in Prepayments and Other Current Assets	(294)	(212)
Decrease in Other Non-Current Items	2,196	1,929
Decrease in Accounts Payable, Accrued Expenses and Other Current Liabilities	(595)	(1,204)
Increase in Deferred Income Taxes and Investment Tax Credits, Net	1,005	1,088
Total Adjustments	4,191	5,920
Net Cash and Cash Equivalents Provided by Operating Activities	10,264	11,658
Investing Activities:
Company Financed Additions to Utility Plant	(11,085)	(8,185)
Advances from Others for Construction	(61)	(269)
Net Additions to Utility Plant Used in Continuing Operations	(11,146)	(8,454)
Purchase of water systems, net of cash acquired	(36,340)	—
Proceeds from the Sale of Land	1,450	—
Release of restricted cash	3,321	—
Net Cash and Cash Equivalents Used in Investing Activities	(42,715)	(8,454)
Financing Activities:
Proceeds from Interim Bank Loans	24,271	26,426
Repayment of Interim Bank Loans	(21,372)	(26,342)
Proceeds from the Issuance of Long-Term Debt	36,088	—
Costs to Issue Long-Term Debt and Common Stock	(180)	—
Proceeds from Issuance of Common Stock	703	670
Proceeds from the Exercise of Stock Options	88	—
Repayment of Long-Term Debt Including Current Portion	(625)	(290)
Advances from Others for Construction	61	269
Cash Dividends Paid	(4,198)	(4,065)
Net Cash and Cash Equivalents (Used in) Provided by Financing Activities	34,836	(3,332)
Net Increase (Decrease) in Cash and Cash Equivalents	2,385	(128)
Cash and Cash Equivalents at Beginning of Period	1,012	952
Cash and Cash Equivalents at End of Period	$3,397	$824
Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$284	$135
Short-term Investment of Bond Proceeds Held in Restricted Cash	$12,613	$1,226
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$3,806	$2,719
State and Federal Income Taxes	$2,706	$2,425
The accompanying footnotes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  The Company’s primary operating subsidiaries are The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”).  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Consolidated Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2011 and as updated in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.  Effective January 1, 2012, the Company acquired Maine Water, discussed further in Note 10 below.  As a result, the Company’s consolidated balance sheet at December 31, 2011 and the Consolidated Statements of Net Income for the three and six months ended June 30, 2011 do not include Maine Water.  Maine Water’s results are included in the Consolidated Balance Sheet as of June 30, 2012 and in the Consolidated Statements of Net Income for the three and six months ended June 30, 2012.

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and six months ended June 30, 2012 and 2011.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30,	2012	2011	2012	2011
Service Cost	$486	$318	$1,010	$761
Interest Cost	640	522	1,285	1,067
Expected Return on Plan Assets	(659)	(553)	(1,346)	(1,228)
Amortization of:
Transition Obligation	—	1	—	1
Prior Service Cost	20	17	37	34
Net Loss	519	156	877	344
Net Periodic Benefit Cost	$1,006	$461	$1,863	$979

Connecticut Water does not expect to make a contribution in 2012 for the 2011 plan year, as allowed by the current funding status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30,	2012	2011	2012	2011
Service Cost	$118	$159	$275	$346
Interest Cost	129	154	270	333
Expected Return on Plan Assets	(67)	(59)	(135)	(134)
Other	56	56	112	112
Amortization of:
Prior Service Cost	(202)	(163)	(403)	(264)
Recognized Net Loss	140	144	306	304
Net Periodic Benefit Cost	$174	$291	$425	$697

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

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended June 30,	2012	2011
Common Shares Outstanding End of Period:	8,815,234	8,722,456
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,667,440	8,600,905
Diluted	8,805,338	8,710,043

Basic Earnings per Share	$0.48	$0.41
Dilutive Effect of Unexercised Stock Options	(0.01)	(0.01)
Diluted Earnings per Share	$0.47	$0.40

Six Months ended June 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,659,176	8,589,949
Diluted	8,793,176	8,702,083

Basic Earnings per Share	$0.70	$0.67
Dilutive Effect of Unexercised Stock Options	(0.01)	(0.01)
Diluted Earnings per Share	$0.69	$0.66

Total unrecognized compensation expense for all stock awards was approximately $1.1 million as of June 30, 2012 and will be recognized over a weighted average period of 1.2 years.

4.	New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which amends Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure (“ASC 820”), to update guidance related to fair value measurements and disclosures as a step towards achieving convergence between generally accepted accounting principles and international financial reporting standards.  ASU 2011-04 clarifies intent about application of existing fair value measurements and disclosures, changes certain requirements for fair value measurements and requires expanded disclosures.  ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011.  Adoption of 2011-04 did not have an impact on the Company’s results of operations, cash flows or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income ("ASU 2011-05") to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). This update indefinitely defers certain provisions of ASU 2011-05 that require the disclosure of the amount of reclassifications of items from OCI to net income by component of net income and by component of OCI. These standards became effective for interim and annual periods beginning after December 15, 2011, and are to be applied retrospectively. The Company has included such disclosures within this quarterly report and shows the Consolidated Statements of Comprehensive Income immediately following the Consolidated Statements of Income.

5.	Long-Term Debt

Long-Term Debt at June 30, 2012 (including the debt assumed with the acquisition of The Maine Water Company effective January 1, 2012) and December 31, 2011 consisted of the following (in thousands):

		2012	2011
Connecticut Water Service, Inc.:
4.09%	Term Loan Note and Supplement A	$17,781	$—
Var.	Term Loan Note and Supplement B	18,088	—
Total Connecticut Water Service, Inc.		35,869	—
The Connecticut Water Company:
Unsecured Water Facilities Revenue Bonds
5.05%	1998 Series A, Due 2028	9,550	9,550
5.125%	1998 Series B, Due 2028	7,495	7,495
4.40%	2003A Series, Due 2020	8,000	8,000
5.00%	2003C Series, Due 2022	14,795	14,795
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.00%	2005 A Series, Due 2040	14,795	14,805
5.00%	2007 A Series, Due 2037	14,560	14,570
5.10%	2009 A Series, Due 2039	19,950	20,000
5.00%	2011 A Series, Due 2021	23,991	23,991
Total The Connecticut Water Company		135,186	135,256
The Maine Water Company:
8.95%	1994 Series G, Due 2024	9,000	—
5.05%	1999 Series H, Due 2024	1,965	—
2.68%	1999 Series J, Due 2019	524	—
0.00%	2001 Series K, Due 2031	780	—
2.58%	2002 Series L, Due 2022	98	—
1.53%	2003 Series M, Due 2023	421	—
1.73%	2004 Series N, Due 2024	491	—
0.00%	2004 Series O, Due 2034	147	—
1.76%	2006 Series P, Due 2026	471	—
1.57%	2009 Series R, Due 2029	247	—
0.00%	2009 Series S, Due 2029	785	—
0.00%	2009 Series T, Due 2029	2,200	—
Total The Maine Water Company		17,129	—
Add: Maine Acquisition Fair Value Adjustment		896	—
Less: Current Portion		(1,239)	—
Total Long-Term Debt		$187,841	$135,256

As of June 30, 2012, the Company and its subsidiaries will make principal payments of approximately of $1,239,000 over the next twelve months.

In December 2011, Connecticut Water borrowed $22.05 million through the issuance of Water Facilities Revenue Bonds by the Connecticut Development Authority ("Authority").  Connecticut Water received approximately $24,000,000 in cash in exchange for the issuance of bonds with an aggregate principal amount of $22,050,000 with a maturity date of December 20, 2021 and a 5% coupon.  Connecticut Water recorded a bond premium in connection with this transaction and will amortize that premium over the life of the bond.  The proceeds from the sale of the bonds are being used to finance construction and installation of various capital improvements to Connecticut Water’s existing water system.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The Company and its subsidiaries were in compliance with all covenants at June 30, 2012.

6.	Fair Value Disclosures

FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,418	$—	$2,418
Money Market Fund	138	—	—	138
Mutual Funds:
Equity Funds (1)	682	—	—	682
Total	$820	$2,418	$—	$3,238

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,269	$—	$2,269
Money Market Fund	28	—	—	28
Mutual Funds:
Equity Funds (1)	852	—	—	852
Total	$880	$2,269	$—	$3,149

(1)	Mutual funds consisting primarily of equity securities.

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

Long-Term Debt – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of June 30, 2012 and December 31, 2011, the estimated fair value of the Company's long-term debt was $204,769,000 and $135,048,000, respectively, as compared to the carrying amounts of $187,841,000 and $135,256,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A -rated MMD (Municipal Market Data) Index which is the benchmark of current municipal bond yields. Under the fair value hierarchy the fair value of long term debt is classified as a Level 2 measurement.

The fair values shown above have been reported to meet the disclosure requirements of accounting principles generally accepted in the United States and do not purport to represent the amounts at which those obligations would be settled.

7.	Segment Reporting

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals.  Results of operations for the three and six months ended June 30, 2012 include the results of Maine Water.  Financial data for the segments is as follows (in thousands):

Three Months Ended June 30, 2012
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$21,672	$4,929	$2,081	$2,848
Real Estate Transactions	1,450	1,331	349	982
Services and Rentals	1,366	562	229	333
Total	$24,488	$6,822	$2,659	$4,163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended June 30, 2011
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$17,725	$5,072	$1,821	$3,251
Real Estate Transactions	—	—	—	—
Services and Rentals	1,096	369	150	219
Total	$18,821	$5,441	$1,971	$3,470

Six Months Ended June 30, 2012
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$40,561	$7,414	$3,006	$4,408
Real Estate Transactions	1,450	1,331	349	982
Services and Rentals	2,701	1,153	470	683
Total	$44,712	$9,898	$3,825	$6,073

Six Months Ended June 30, 2011
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$34,048	$8,329	$3,003	$5,326
Real Estate Transactions	—	—	—	—
Services and Rentals	2,263	698	286	412
Total	$36,311	$9,027	$3,289	$5,738

The revenues shown in Water Activities above consist of revenues from water customers of $21,348,000 and $17,359,000 for the three months ended June 30, 2012 and 2011, respectively.  Additionally, there were revenues associated with utility plant leased to others of $324,000 and $366,000 for the three months ended June 30, 2012 and 2011, respectively. The revenues shown in Water Activities above consist of revenues from water customers of $39,888,000 and $33,348,000 for the six months ended June 30, 2012 and 2011, respectively.  Additionally, there were revenues associated with utility plant leased to others of $673,000 and $700,000 for the six months ended June 30, 2012 and 2011, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.  During the three months ended June 30, 2012, the Company completed the previously announced sale of a parcel of land to the Town of Plymouth, CT. During the three months ended June 30, 2011, the Company did not engage in any such transactions.

Assets by segment (in thousands):

	June 30, 2012	December 31, 2011
Total Plant and Other Investments:
Water Activities	$424,147	$364,955
Non-Water	660	635
	424,807	365,590
Other Assets:
Water Activities	107,000	96,996
Non-Water	21,648	2,245
	128,648	99,241
Total Assets	$553,455	$464,831

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Income Taxes

FASB ASC 740 Income Taxes (“FASB ASC 740”) addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The reassessment of the Company’s tax positions in accordance with FASB ASC 740 did not have an impact on the Company’s results of operations, financial condition or liquidity.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  There were no such charges for the six month periods ended June 30, 2012 and 2011.  Additionally, there were no accruals relating to interest, penalties or uncertain tax positions as of June 30, 2012 and December 31, 2011.  The Company remains subject to examination by federal authorities for the 2008 and 2010 tax years, and by state authorities for the 2008 through 2010 tax years.  The Internal Revenue Service commenced an examination of the Company’s federal income tax return for the 2009 tax year during the second quarter of 2011.  The Company received notification in December 2011 that no change will be made to the 2009 federal tax liability.

The Company’s effective income tax rate for the first six months of 2012 and 2011 was 38.7% and 36.4%, respectively.  The statutory income tax rates during the same periods were 41% and 39%, respectively.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year.

9.	Lines of Credit

On June 30, 2009, the Company entered into a $15 million line of credit agreement with CoBank, ACB, which was amended in May 2010 and July 2011 and is currently scheduled to mature on June 25, 2013.  On September 15, 2009, the Company increased an additional line of credit to $15 million, with an expiration date of June 1, 2013.  Upon the acquisition of Maine Water, the total lines of credit available to the Company increased to $34 million, due to Maine Water’s $4 million line of credit expiring August 21, 2012.  Maine Water expects to renew the line of credit prior to expiration with similar terms.  Interim Bank Loans Payable at June 30, 2012 and December 31, 2011 was approximately $24.3 million and $21.4 million, respectively, and represents the outstanding aggregate balance on these lines of credit.  As of June 30, 2012, the Company had $9.7 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

10.	Acquisitions

Effective January 1, 2012, the Company completed the acquisition of Aqua Maine, Inc. (“AM”) from Aqua America, Inc. (“AA”) for a total cash purchase price, adjusted at closing, of $35.6 million.  Subsequent to the closing, the name of AM was changed to The Maine Water Company (“Maine Water”).  Maine Water is a public water utility regulated by the Maine Public Utilities Commission (“MPUC”) that serves approximately 16 customers in 11 water systems in the State of Maine.  The acquisition is consistent with the Company’s growth strategy and makes the Company the largest U.S. based publicly-traded water utility company in New England.  The acquisition expanded the Company’s footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  The Company is accounting for the acquisition in accordance with FASB ASC 805, Business Combinations ("FASB ASC 805").

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the fair value of the assets acquired on January 1, 2012, the date of the acquisition (in thousands):

Net Utility Plant	$51,861
Cash and Cash Equivalents	1,607
Accounts Receivable, net	974
Prepayments and Other Current Assets	1,819
Goodwill	18,126
Deferred Charges and Other Costs	4,352
Total Assets Acquired	$78,739

Long-Term Debt, including current portion	$18,259
Accounts Payable and Accrued Expenses	1,137
Other Current Liabilities	1,289
Advances for Construction	1,186
Contributions in Aid of Construction	8,886
Deferred Federal and State Income Taxes	8,919
Other Long-Term Liabilities	2,737
Total Liabilities Assumed	$42,413

Net Assets Acquired	$36,326

The estimated fair values of the assets acquired and the liabilities assumed were determined based on the accounting guidance for fair value measurement under GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value analysis assumes the highest and best use of the assets by market participants. The allocation of the purchase price includes an adjustment to fair value related to the non-regulated customer relationship of Maine Water and any associated deferred taxes, as well as the fair value of Maine Water’s long term debt. The excess of the purchase price paid over the estimated fair value of the assets acquired and the liabilities assumed was recognized as goodwill, none of which is deductible for tax purposes.

The following unaudited pro forma summary for the three and six months ended June 30, 2011 presents information as if Maine Water had been acquired on January 1, 2011 and assumes that there were no other changes in our operations.  The following pro forma information does not necessarily reflect the actual results that would have occurred had the Company operated the business since January 1, 2011, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

Periods ended June 30, 2011	Three Months	Six Months
Operating Revenues	$20,079	$38,690
Other Water Activities Revenues	366	700
Real Estate Revenues	—	—
Service and Rentals Revenues	1,267	2,617
Total Revenues	$21,712	$42,007

Net Income	$3,633	$5,831

Basic Earnings per Average Share Outstanding	$0.42	$0.68
Diluted Earnings per Average Share Outstanding	$0.42	$0.67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the results of Maine Water for the three and six months ended June 30, 2012, and is included in the Consolidated Statement of Income for the period (in thousands):

Periods ended June 30, 2012	Three Months	Six Months
Operating Revenues	$2,790	$5,434
Other Water Activities Revenues	—	—
Real Estate Revenues	—	—
Service and Rentals Revenues	175	355
Total Revenues	$2,965	$5,789

Net Income	$355	$710

Basic Earnings per Average Share Outstanding	$0.04	$0.08
Diluted Earnings per Average Share Outstanding	$0.04	$0.08

Additionally, in February 2012, The Connecticut Water Company acquired a small water system in Hebron, Connecticut for $130,000.  The water system serves three multi-unit apartment buildings.

11.Subsequent Events

On July 18, 2012, the Company announced that it had reached an agreement to acquire the Biddeford and Saco Water Company ("Biddeford and Saco"), pending a vote of Biddeford and Saco shareholders, approval by the Maine Public Utilities Commission ("MPUC") and the satisfaction of other various conditions. This acquisition will add approximately 15,500 additional customers in the State of Maine, in the communities of Biddeford, Saco, Old Orchard Beach and Scarborough. Under the terms of the agreement, the acquisition will be executed through a stock-for-stock merger transaction valued at approximately $11.4 million. Holders of Biddeford and Saco common stock will receive shares of the Company's common stock in a tax-free exchange. The Company expects the transaction to close in the fourth quarter of 2012.

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

On July 26, 2012, Connecticut Water filed a WICA application with the PURA requesting an additional 1.50% surcharge to customer bills, related to approximately $7.7 million spending on WICA projects. The Company expects the PURA to issue a decision on the WICA application during the third quarter of 2012 with the new rates becoming effective on October 1, 2012.

Acquisitions

Effective January 1, 2012, the Company completed the acquisition of Aqua Maine, Inc. (“AM”) from Aqua America, Inc. (“AA”) for a total cash purchase price, adjusted at closing, of $35.6 million.  Subsequent to the closing, the name of AM was changed to The Maine Water Company (“Maine Water”).  Maine Water is a public water utility regulated by the Maine Public Utilities Commission (“MPUC”) that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with the Company’s growth strategy and makes the Company the largest U.S. based publicly-traded water utility company in New England.  The acquisition expanded the Company’s footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  The Company is accounting for the acquisition in accordance with Financial Accounting Standards Board ("FASB) Accounting Standards Codification (“ASC”) 805 Business Combinations ("FASB ASC 805").

Additionally, in February 2012, Connecticut Water acquired a small water system in Hebron, Connecticut for $130,000.  The water system serves three multi-unit apartment buildings.

On July 18, 2012, the Company announced that it had reached an agreement to acquire the Biddeford and Saco Water Company ("Biddeford and Saco"), pending a vote of Biddeford and Saco shareholders, approval by the Maine Public Utilities Commission ("MPUC") and the satisfaction of other various conditions. This acquisition will add approximately 15,500 additional customers in the State of Maine, in the communities of Biddeford, Saco, Old Orchard Beach and Scarborough. Under the terms of the agreement, the acquisition will be executed through a stock-for-stock merger transaction valued at approximately $11.4 million. Holders of Biddeford and Saco common stock will receive shares of the Company's common stock in a tax-free exchange. The Company expects the transaction to close in the fourth quarter of 2012.

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

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to ASC 980 “Regulated Operations”, revenue recognition, and accounting for pension and other post-retirement benefit plans.  Each of these accounting policies and the application of critical accounting policies and estimates were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Other than the application of ASC 805 “Business Combinations” to the Company’s acquisition of Maine Water, there were no significant changes in the application of critical accounting policies or estimates during the three months ended June 30, 2012.

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

The Company expects Net Income from its Water Activities and Real Estate segments to increase in 2012 over 2011 levels, based on the acquisition of Maine Water and the completion of the land sale with the Town of Plymouth, Connecticut, which closed in the second quarter of 2012, along with modest growth in its Services and Rentals segment.

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

Borrowing Facilities

On June 30, 2009, the Company entered into a $15 million line of credit agreement with CoBank, ACB, which was amended in May 2010 and July 2011 and is currently scheduled to mature on June 25, 2013.  On September 15, 2009, the Company increased an additional line of credit to $15 million, with an expiration date of June 1, 2013.  Upon the acquisition of Maine Water, the total lines of credit available to the Company increased to $34 million, due to Maine Water’s $4 million line of credit expiring August 21, 2012.  Maine Water expects to renew the line of credit prior to expiration with similar terms.  Interim Bank Loans Payable at June 30, 2012 and December 31, 2011 was approximately $24.3 million and $21.4 million, respectively, and represents the outstanding aggregate balance on these lines of credit.  As of June 30, 2012, the Company had $9.7 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

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

On August 3, the Company filed with PURA an application to refinance approximately $55 million of Connecticut Water's long-term debt. The application seeks approval for Connecticut Water to issue four promissory notes in order to redeem five series of Connecticut Water's currently outstanding bonds. The Notes to be issued by Connecticut Water will have terms ranging from 8 to 20 years, will be unsecured and will have fixed interest rates, which would be lower than the rates on the currently outstanding bonds.

Credit Rating

On October 28, 2011, Standard & Poor's Ratings Services ("S&P") affirmed its 'A' corporate credit rating on the Company, however, S&P revised the Company’s ratings outlook from stable to negative.  The negative outlook reflected S&P’s expectation of weaker credit metrics as a result of the debt the Company planned to incur to complete the acquisition of Aqua Maine as well as additional near-term debt funding of the Company’s capital expenditure program.  S&P also indicated that if the Company were to issue a material amount of common equity in the future, this step could lead S&P to revise the outlook to stable.  On April 25, 2012, S&P reaffirmed this rating and outlook.

Enterprise Resource Planning Implementation

With the implementation of the Company’s new Enterprise Resource Planning ("ERP") system in the first quarter of 2010, the Company delayed customer billings in order to verify the integrity of the system and the accuracy of those bills prior to mailing.

The Company has returned to normal billing and collection processes and does not anticipate delays in billing or collection in subsequent periods.  The delay in billing contributed to the increase in the Company’s bad debt expense for the years ending December 31, 2010 and 2011, due to the reserve policy based upon aging of the receivables.  During 2011, the Company saw progress towards resolving the collection issues, primarily through the ability to charge interest and shut off customers for non-payment and expects continued improvement throughout the remainder of 2012.  The Company has experienced a reduction in the age of its accounts receivable in the first half 2012 due in part to the collection process changes referred to above. The Company fully anticipates that the reserve will return to more historical levels during the remainder of 2012.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) to all registered shareholders, whereby participants can opt to have dividends directly reinvested into additional shares of the Company.  In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that can, at the Company’s discretion, add an “up to 5.00% purchase price discount” feature to the DRIP and are intended to encourage greater shareholder, customer and employee participation in the DRIP.  During the six months ended June 30, 2012 and 2011, plan participants invested $703,000 and $670,000, respectively, in additional shares as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the six months ended June 30, 2012, 3,431 stock options were exercised, resulting in approximately $88,000 in proceeds to the Company.  During the six months ended June 30, 2011, no stock options were exercised.

Future Plans

The Company expects to issue equity at some point between the third quarter of 2012 and the third quarter of 2013, depending on market conditions and other Company activities.  The Company has a target capital structure that is equally balanced with equity and debt.  As noted above, the interim financing utilized in completing the acquisition of Maine Water included two similar sized debt facilities – an $18.0 million fifteen-year fixed loan with an interest rate of 4.09% and a variable rate debt facility with a borrowing of $18.1 million and an initial interest rate of 2.06%.  The latter facility is expected to be paid off with the proceeds of the equity issuance.  On July 9, 2012, the Company filed a Form S-3 which detailed the Company's plan to issue 1.7 million shares of its common stock.  This registration statement was declared effective by the SEC on July 26, 2012. Based on market prices in early July, the proposed maximum aggregate offering price this stock issuance could raise is approximately $50 million.

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

Results of Operations

Three Months Ended June 30
Net Income for the three months ended June 30, 2012 increased from the same period in the prior year by $693,000 to $4,163,000, which increased earnings per basic average common share by $0.07, to $0.48.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	June 30, 2012	June 30, 2011	Increase/(Decrease)
Water Activities	$2,848	$3,251	$(403)
Real Estate Transactions	982	—	982
Services and Rentals	333	219	114
Total	$4,163	$3,470	$693

The decrease in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $3,989,000, or 23.0%, to $21,348,000 for the three months ended June 30, 2012 when compared to the same period in 2011.  The primary reason for the increase in revenues was attributable to the acquisition of Maine Water which contributed $2,790,000 in additional revenue during the period.  Excluding Maine Water, the Company saw an increase in revenue from water customers of $1,199,000, or approximately 6.9% during the three months ended June 30, 2012.  Contributing to the increase in revenue was an increase in residential consumption for the quarter of approximately 2%.  The increase in residential consumption is due largely to approximately 6 fewer inches of rainfall in the three months ended June 30, 2012 when compared to the same period in 2011. Additionally, increased rates in 2012 associated with the recurring WICA surcharge and an increase in customer late payment charges.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $2,249,000, or 28.7%, for the three months ended June 30, 2012 when compared to the same period of 2011 primarily due to the acquisition of Maine Water which contributed $1,378,000 of incremental O&M expense.  The following table presents the components of O&M expense both including and excluding Maine Water (in thousands):

Expense Components	Actual June 30, 2012 O&M	Actual June 30, 2011 O&M	Actual Increase / (Decrease)	Maine Water June 30, 2012 O&M	Adjusted Increase / (Decrease)
Pension	$1,006	$461	$545	$215	$330
Other benefits	200	(41)	241	38	203
Payroll	3,427	2,747	680	492	188
Medical	756	499	257	85	172
Water treatment (including chemicals)	727	565	162	84	78
Purchased water	349	260	89	31	58
Investor relations	211	177	34	—	34
Utility costs	866	767	99	73	26
Property and liability insurance	232	226	6	35	(29)
Outside services	419	352	67	96	(29)
Post retirement medical	174	291	(117)	5	(122)
Customer	207	365	(158)	73	(231)
Other	1,502	1,158	344	151	193
Total	$10,076	$7,827	$2,249	$1,378	$871

The increase in O&M expenses excluding the incremental expense as a result of the acquisition of Maine Water, was approximately $871,000, or approximately 11.1%, in the second quarter of 2012 when compared to the same period in 2011.  The changes in individual items, excluding the impact of Maine Water, are described below:

•	Pension costs increased over the prior year primarily due to a reduction to the discount rate in 2012;

•
The increase in Other benefits was primarily attributable to an increase in costs associated with awards made under the Performance Stock Program and costs associated with the Company's non-officer incentive plan;

•	Medical costs increased by $172,000 primarily due to increased costs associated with higher claims costs;

•	Water treatment costs increased primarily due to increased costs associated with the disposal of waste at our treatment plants; and

•	The increase in Investor relations costs was primarily due to an increase in costs associated with the Company's annual report, primarily due to timing.

The increases described above were partially offset by the following decreases to O&M expense:

•	The decrease in Outside services was primarily due to reduced costs associated with temporary labor, partially offset by an increase in legal costs;

•	Post-retirement medical costs decreased primarily due to changes to the plan in May 2011 that limited life time benefits to $100,000; and

•
The decrease in Customer costs is primarily driven by the reduction in bad debt expense in the second quarter of 2012 compared to the second quarter of 2011 due to the progress made in resolving issues related to the 2010 ERP implementation discussed above.  Partially offsetting this decrease was an increase in meter reading costs and collection costs.

The Company saw an approximate 25.1% increase in its Depreciation expense from the three months ended June 30, 2012 compared to the same period in 2011.  The primary driver of this increase was approximately $381,000 in Depreciation expense attributable to Maine Water.  The remainder of the increase in Depreciation expense is due to higher Utility Plant in Service as of June 30, 2012 compared to June 30, 2011.

Income Tax expense associated with Water Activities increased by $384,000 in the second quarter of 2012 when compared to the same period in 2011 due to higher a higher effective tax rate.

Other Income (Deductions), Net of Taxes increased for the quarter ending June 30, 2012 primarily due to the completion of a sale of approximately 175 acres of land for open space purposes to the Town of Plymouth, Connecticut. The transaction generated $1.45 million of revenue for the Real Estate segment and $982,000 in net income for the segment. The Company did not have any Real Estate transactions in the quarter ending June 30, 2011. Partially offsetting the gain on the land sale was an increase in costs in Other driven primarily by expenses associated with acquisition costs incurred by the Company during 2012. Additionally, during 2011, the Company received a life insurance benefit from a deceased former officer.

Total Interest and Debt Expense increased by $721,000 in the second quarter of 2012 when compared to the same period in 2011 due to a December 2011 debt issuance of $24 million, interest costs associated with the debt incurred to acquire Maine Water and interest charged on Maine Water’s debt outstanding.

Six Months Ended June 30
Net Income for the six months ended June 30, 2012 increased from the same period in the prior year by $335,000 to $6,073,000, which increased earnings per basic average common share by $0.03, to $0.70.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	June 30, 2012	June 30, 2011	Increase/(Decrease)
Water Activities	$4,408	$5,326	$(918)
Real Estate Transactions	982	—	982
Services and Rentals	683	412	271
Total	$6,073	$5,738	$335

The decrease in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $6,540,000, or 19.6%, to $39,888,000 for the six months ended June 30, 2012 when compared to the same period in 2011.  The primary reason for the increase in revenues was attributable to the acquisition of Maine Water which contributed $5,434,000 in additional revenue during the period.  Excluding Maine Water, the Company saw an increase in revenue from water customers of $1,106,000, or approximately 3.3% during the six months ended June 30, 2012. The primary driver of higher revenues was the increased rates in 2012 associated with the recurring WICA surcharge and an increase in customer late payment charges. Offsetting this increase was a decrease in consumption of approximately 1% in the first half of 2012 when compared to the same period in 2011.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $3,874,000, or 24.5%, for the six months ended June 30, 2012 when compared to the same period of 2011 primarily due to the acquisition of Maine Water which contributed $2,592,000 of incremental O&M expense.  The following table presents the components of O&M expense both including and excluding Maine Water (in thousands):

Expense Components	Actual June 30, 2012 O&M	Actual June 30, 2011 O&M	Actual Increase / (Decrease)	Maine Water June 30, 2012 O&M	Adjusted Increase / (Decrease)
Pension	$1,863	$979	$884	$274	$610
Other benefits	656	128	528	74	454
Medical	1,283	841	442	176	266
Amston Lake water quality monitoring costs (non-labor)	139	—	139	—	139
Payroll	6,749	5,667	1,082	992	90
Water treatment (including chemicals)	1,357	1,112	245	167	78
Purchased water	628	532	96	60	36
Maintenance	1,046	853	193	162	31
Investor relations	368	344	24	—	24
Utility costs	1,846	1,690	156	187	(31)
Regulatory commission expense	201	196	5	36	(31)
Vehicles	784	845	(61)	8	(69)
Customer	433	585	(152)	114	(266)
Post retirement medical	425	697	(272)	6	(278)
Other	1,933	1,368	565	336	229
Total	$19,711	$15,837	$3,874	$2,592	$1,282

The increase in O&M expenses excluding the incremental expense as a result of the acquisition of Maine Water, was approximately $1,282,000, or approximately 8.1%, in the first half of 2012 when compared to the same period in 2011.  The changes in individual items, excluding the impact of Maine Water, are described below:

•	Pension costs increased over the prior year primarily due to a reduction to the discount rate in 2012;

•
The increase in Other benefits was primarily attributable to an increase in costs associated with awards made under the Performance Stock Program and costs associated with the Company's non-officer incentive plan;

•
Medical costs increased by $266,000 primarily due to increased costs associated with claims. Additionally, in 2011, the Company received reimbursement payments from our insurance administrator relating to a stop-loss provision in our agreements which limits the Company's exposure from large claims.  Lower stop-loss payments were received in 2012;

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

•	Water treatment costs increased primarily due to increased costs associated with the disposal of waste at our treatment plants; and

•	Investor relations costs increased primarily due to higher costs associated with transfer agent fees and fees paid to the Company's Board of Directors.

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

•
The decrease in Customer costs is primarily driven by the reduction in bad debt expense in the first quarter of 2012 compared to the first quarter of 2011 due to the progress made in resolving issues related to the 2010 ERP implementation discussed above.  Partially, offsetting this decrease was an increase in collection costs; and

•	Post-retirement medical costs decreased primarily due to changes to the plan in May 2011 that limited life time benefits to $100,000.

The Company saw an approximate 26.3% increase in its Depreciation expense from the six months ended June 30, 2012 compared to the same period in 2011.  The primary driver of this increase was approximately $774,000 in Depreciation expense attributable to Maine Water.  The remainder of the increase in Depreciation expense is due to higher Utility Plant in Service as of June 30, 2012 compared to June 30, 2011.

Income Tax expense associated with Water Activities increased by $261,000 in the first half of 2012 when compared to the same period in 2011 due to a higher effective tax rate.

Other Income (Deductions), Net of Taxes increased for the six months ending June 30, 2012 primarily due to the completion of a sale of approximately 175 acres of land for open space purposes to the Town of Plymouth, Connecticut. The transaction generated $1.45 million of revenue for the Real Estate segment and $982,000 in net income for the segment. The Company did not have any Real Estate transactions in the six months ending June 30, 2011. Partially offsetting the gain on the land sale was an increase in costs in Other driven primarily by expenses associated with acquisition costs incurred by the Company during 2012. Additionally, during 2011, the Company received a life insurance benefit from a deceased former officer.

Total Interest and Debt Expense increased by $1,441,000 in the first half of 2012 when compared to the same period in 2011 due to a December 2011 debt issuance of $24 million, interest costs associated with the debt incurred to acquire Maine Water and interest charged on Maine Water’s debt outstanding.

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

•
our ability to integrate businesses, technologies or services which we may acquire, including the acquisition of The Maine Water Company in January 2012 and our pending acquisition of the Biddeford and Saco Water Company;

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $34.0 million of variable rate lines of credit with two banks, under which the interim bank loans payable at June 30, 2012 were approximately $24.3 million.

As of June 30, 2012, the Company had $40.14 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.4 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, other than changes resulting from the acquisition of Maine Water discussed below, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

On January 1, 2012, the acquisition of Maine Water closed. The Company is currently in the process of integrating Maine Water’s operations, processes, and internal controls. See Note 10 to the consolidated financial statements in Part I, Item I for additional information relating to the acquisition.

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

Our pending acquisition of the Biddeford and Saco Water Company exposes the Company to a number of risks and uncertainties, the occurrence of any of which could materially adversely affect our business, cash flows, financial condition and results of operations as well as the market price of our common stock.

On July 18, 2012, we announced a definitive agreement to acquire the Bidderford and Saco Water Company (“Biddeford and Saco”) located in Maine. The Biddeford and Saco transaction is expected to close during the fourth quarter of 2012, but is subject to our and Biddeford and Saco's performance under the Merger Agreement and the satisfaction or waiver of closing conditions, including obtaining the necessary approval of the MPUC, an approval vote of BSWC shareholders and any necessary third party consents. If the transaction is not completed for any reason, the price of our common stock may decline to the extent that the market price of our common stock reflects market assumptions that the acquisition will be completed. We may also be subject to additional risks related to the Biddeford and Saco transaction, including the following:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, or the failure of the acquisition to close for any other reason;

•
our management has spent, and will continue to spend, a significant amount of its time and efforts directed toward the acquisition, which time and efforts otherwise would have been spent on our existing businesses and other opportunities that could have been beneficial to us;

•
costs relating to the transaction, such as legal, accounting and filing fees, much of which must be paid regardless of whether the transaction is completed, but which may be offset by the payment of a termination fee by Biddeford and Saco under certain circumstances;

•
we may face delays or difficulties of integrating Biddeford and Saco into our company, including coordinating and consolidating separate systems and facilities, integrating the management of Biddeford and Saco, maintaining employee morale and retaining key employees, and implementing our management information systems and operational procedures in an efficient and effective manner; and

•
the risk that the financial performance of Biddeford and Saco may not be as expected and there can be no assurance we will realize anticipated revenue and earnings enhancements from the Biddeford and Saco transaction.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended June 30, 2012.

Part II, Item 6: Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger between Connecticut Water Service, Inc., Biddeford and Saco Water Company, and OAC, Inc. (Exhibit 2.1 to Form 8-K filed on July 19, 2012)

3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended December 31, 1998).

3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 12, 1999. (Exhibit 3.2 to Form 10-K for the year ended December 31, 1999).

3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended December 31, 1998).

3.4	Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.4 to Form 10-K for the year ended December 31, 2001).

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

Connecticut Water Service, Inc. (Registrant)

Date:	August 9, 2012	By: /s/ David C. Benoit
David C. Benoit Vice President – Finance and Chief Financial Officer

Date:	August 9, 2012	By: /s/ Nicholas A. Rinaldi
Nicholas A. Rinaldi Controller