Form 10-Q
period 2012-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 2012-11-08
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012 or

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
8,848,848
Number of shares of common stock outstanding, September 30, 2012
(Includes 139,099 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
September 30, 2012 and 2011

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS	September 30, 2012	December 31, 2011
Utility Plant	$569,798	$487,540
Construction Work in Progress	9,120	6,160
	578,918	493,700
Accumulated Provision for Depreciation	(156,336)	(133,673)
Net Utility Plant	422,582	360,027
Other Property and Investments	6,226	5,563
Cash and Cash Equivalents	4,166	1,012
Accounts Receivable (Less Allowance, 2012 - $976; 2011 - $1,088)	12,816	8,436
Accrued Unbilled Revenues	8,686	6,477
Materials and Supplies	1,447	1,126
Prepayments and Other Current Assets	4,626	1,830
Total Current Assets	31,741	18,881
Restricted Cash	9,819	15,930
Unamortized Debt Issuance Expense	7,332	7,296
Unrecovered Income Taxes - Regulatory Asset	33,339	29,255
Pension Benefits - Regulatory Asset	15,038	13,862
Post-Retirement Benefits Other Than Pension - Regulatory Asset	3,776	3,967
Goodwill	22,963	3,608
Deferred Charges and Other Costs	8,661	6,442
Total Regulatory and Other Long-Term Assets	100,928	80,360
Total Assets	$561,477	$464,831
CAPITALIZATION AND LIABILITIES
Common Stockholders' Equity:
Common Stock Without Par Value:
Authorized - 25,000,000 Shares - Issued and Outstanding:
2012 - 8,848,848; 2011 - 8,755,398	$75,024	$72,345
Retained Earnings	52,366	46,669
Accumulated Other Comprehensive Loss	(815)	(825)
Common Stockholders' Equity	126,575	118,189
Preferred Stock	772	772
Long-Term Debt	187,334	135,256
Total Capitalization	314,681	254,217
Current Portion of Long-Term Debt	1,248	—
Interim Bank Loans Payable	22,617	21,372
Accounts Payable and Accrued Expenses	7,034	7,166
Accrued Taxes	1,146	302
Accrued Interest	2,180	1,002
Other Current Liabilities	1,560	586
Total Current Liabilities	35,785	30,428
Advances for Construction	34,111	32,517
Contributions in Aid of Construction	69,813	60,679
Deferred Federal and State Income Taxes	42,674	31,075
Unfunded Future Income Taxes	31,552	29,255
Long-Term Compensation Arrangements	31,367	25,232
Unamortized Investment Tax Credits	1,394	1,313
Other Long-Term Liabilities	100	115
Total Long-Term Liabilities	211,011	180,186
Commitments and Contingencies
Total Capitalization and Liabilities	$561,477	$464,831
The accompanying footnotes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2012 and 2011
(Unaudited)
(In thousands, except per share amounts)

	2012	2011
Operating Revenues	$24,461	$20,628
Operating Expenses
Operation and Maintenance	10,273	8,624
Depreciation	2,387	1,940
Income Taxes	2,098	3,574
Taxes Other Than Income Taxes	1,985	1,661
Total Operating Expenses	16,743	15,799
Net Operating Revenues	7,718	4,829
Other Utility Income, Net of Taxes	243	225
Total Utility Operating Income	7,961	5,054
Other Income (Deductions), Net of Taxes
(Loss) Gain on Real Estate Transactions	(31)	114
Non-Water Sales Earnings	329	296
Allowance for Funds Used During Construction	59	48
Other	(156)	(328)
Total Other Income, Net of Taxes	201	130
Interest and Debt Expense
Interest on Long-Term Debt	1,925	1,142
Other Interest Charges	172	201
Amortization of Debt Expense	91	107
Total Interest and Debt Expense	2,188	1,450
Net Income	5,974	3,734
Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$5,964	$3,724
Weighted Average Common Shares Outstanding:
Basic	8,689	8,622
Diluted	8,829	8,729
Earnings Per Common Share:
Basic	$0.69	$0.43
Diluted	$0.67	$0.42
Dividends Per Common Share	$0.2425	$0.2375

The accompanying footnotes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)
(In thousands, except per share amounts)

	2012	2011
Operating Revenues	$64,349	$53,976
Operating Expenses
Operation and Maintenance	29,984	24,461
Depreciation	7,166	5,724
Income Taxes	5,244	6,459
Taxes Other Than Income Taxes	5,675	4,773
Total Operating Expenses	48,069	41,417
Net Operating Revenues	16,280	12,559
Other Utility Income, Net of Taxes	607	613
Total Utility Operating Income	16,887	13,172
Other Income (Deductions), Net of Taxes
Gain on Real Estate Transactions	951	114
Non-Water Sales Earnings	1,012	708
Allowance for Funds Used During Construction	194	118
Other	(597)	(419)
Total Other Income, Net of Taxes	1,560	521
Interest and Debt Expense
Interest on Long-Term Debt	5,772	3,432
Other Interest Charges	359	470
Amortization of Debt Expense	269	319
Total Interest and Debt Expense	6,400	4,221
Net Income	12,047	9,472
Preferred Stock Dividend Requirement	29	29
Net Income Applicable to Common Stock	$12,018	$9,443
Weighted Average Common Shares Outstanding:
Basic	8,669	8,601
Diluted	8,805	8,711
Earnings Per Common Share:
Basic	$1.39	$1.10
Diluted	$1.36	$1.08
Dividends Per Common Share	$0.7175	$0.7025

The accompanying footnotes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2012 and 2011
(Unaudited)
(In thousands)

	2012	2011
Net Income	$5,974	$3,734
Other Comprehensive Income/(Loss), net of tax
Qualified Cash Flow Hedging Instrument Income, net of tax benefit of $1 in 2012 and $1 in 2011	1	1
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax benefit of $15 in 2012 and $3 in 2011	(18)	(5)
Unrealized gain (loss) on investments, net of tax (expense) benefit of $(20) in 2012 and $49 in 2011	30	(77)
Other Comprehensive Income/(Loss), net of tax	13	(81)
Comprehensive Income	$5,987	$3,653

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)
(In thousands)

	2012	2011
Net Income	$12,047	$9,472
Other Comprehensive Income/(Loss), net of tax
Qualified Cash Flow Hedging Instrument Income, net of tax benefit of $1 in 2012 and $1 in 2011	2	2
Reclassification to Pension and Post-Retirement Benefits Other Than Pension, net of tax benefit of $46 in 2012 and $8 in 2011	(53)	(13)
Unrealized gain (loss) on investments, net of tax (expense) benefit of $(41) in 2012 and $50 in 2011	61	(78)
Other Comprehensive Income/(Loss), net of tax	10	(89)
Comprehensive Income	$12,057	$9,383

The accompanying footnotes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended September 30, 2012 and 2011
(Unaudited)
(In thousands, except per share amounts)

	2012	2011
Balance at Beginning of Period	$48,544	$45,276
Net Income	5,974	3,734
	54,518	49,010
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	7	7
Common Stock - 2012 $0.2425 per share; 2011 $0.2375 per share	2,142	2,073
	2,152	2,083
Balance at End of Period	$52,366	$46,927

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)
(In thousands, except per share amounts)

	2012	2011
Balance at Beginning of Period	$46,669	$43,603
Net Income	12,047	9,472
	58,716	53,075
Dividends Declared:
Cumulative Preferred, Class A, $0.60 per share	9	9
Cumulative Preferred, Series $0.90, $0.675 per share	20	20
Common Stock - 2012 $0.7175 per share; 2011 $0.7025 per share	6,321	6,119
	6,350	6,148
Balance at End of Period	$52,366	$46,927

The accompanying footnotes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)
(In thousands)

	2012	2011
Operating Activities:
Net Income	$12,047	$9,472
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Revenues	179	179
Allowance for Funds Used During Construction	(194)	(117)
Depreciation (including $330 and $604 in 2012 and 2011 charged to other accounts)	7,496	6,328
Gain on Real Estate Transactions	(951)	—
Change in Assets and Liabilities:
Increase in Accounts Receivable and Accrued Unbilled Revenues	(4,745)	(1,949)
Increase in Prepayments and Other Current Assets	(2,173)	(1,744)
Decrease in Other Non-Current Items	4,137	2,322
Increase in Accounts Payable, Accrued Expenses and Other Current Liabilities	930	154
Increase in Deferred Income Taxes and Investment Tax Credits, Net	1,756	1,766
Total Adjustments	6,435	6,939
Net Cash and Cash Equivalents Provided by Operating Activities	18,482	16,411
Investing Activities:
Company Financed Additions to Utility Plant	(17,779)	(16,119)
Advances from Others for Construction	(53)	(248)
Net Additions to Utility Plant Used in Continuing Operations	(17,832)	(16,367)
Purchase of water systems, net of cash acquired	(36,340)	(216)
Proceeds on Real Estate Transactions	1,450	—
Release of restricted cash	6,117	1,226
Net Cash and Cash Equivalents Used in Investing Activities	(46,605)	(15,357)
Financing Activities:
Proceeds from Interim Bank Loans	22,617	30,722
Repayment of Interim Bank Loans	(21,372)	(26,342)
Proceeds from the Issuance of Long-Term Debt	36,088	—
Costs to Issue Long-Term Debt and Common Stock	(254)	—
Proceeds from Issuance of Common Stock	735	742
Proceeds from the Exercise of Stock Options	631	146
Repayment of Long-Term Debt Including Current Portion	(871)	(370)
Advances from Others for Construction	53	248
Cash Dividends Paid	(6,350)	(6,148)
Net Cash and Cash Equivalents (Used in) Provided by Financing Activities	31,277	(1,002)
Net Increase in Cash and Cash Equivalents	3,154	52
Cash and Cash Equivalents at Beginning of Period	1,012	952
Cash and Cash Equivalents at End of Period	$4,166	$1,004
Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$718	$221
Short-term Investment of Bond Proceeds Held in Restricted Cash	$9,819	$—
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$5,123	$3,778
State and Federal Income Taxes	$4,337	$3,745
The accompanying footnotes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The consolidated financial statements included herein have been prepared by CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  The Company’s primary operating subsidiaries are The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”).  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Consolidated Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2011 and as updated in the Company's Quarterly Report on Form 10-Q for the periods ended March 31, 2012 and June 30, 2012.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.  Effective January 1, 2012, the Company acquired Maine Water, discussed further in Note 10 below.  As a result, the Company’s consolidated balance sheet at December 31, 2011 and the Consolidated Statements of Net Income for the three and nine months ended September 30, 2011 do not include Maine Water.  Maine Water’s results are included in the Consolidated Balance Sheet as of September 30, 2012 and in the Consolidated Statements of Net Income for the three and nine months ended September 30, 2012.

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and nine months ended September 30, 2012 and 2011.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30,	2012	2011	2012	2011
Service Cost	$505	$381	$1,515	$1,142
Interest Cost	642	534	1,927	1,601
Expected Return on Plan Assets	(674)	(614)	(2,020)	(1,842)
Amortization of:
Transition Obligation	—	—	—	1
Prior Service Cost	19	18	56	52
Net Loss	438	171	1,315	515
Net Periodic Benefit Cost	$930	$490	$2,793	$1,469

Connecticut Water does not expect to make a contribution in 2012 for the 2011 plan year, as allowed by the current funding status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30,	2012	2011	2012	2011
Service Cost	$136	$128	$411	$474
Interest Cost	136	146	406	479
Expected Return on Plan Assets	(67)	(66)	(202)	(200)
Other	57	57	169	169
Amortization of:
Transition Obligation	1	—	1	—
Prior Service Cost	(202)	(203)	(605)	(467)
Recognized Net Loss	152	156	458	460
Net Periodic Benefit Cost	$213	$218	$638	$915

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

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended September 30,	2012	2011
Common Shares Outstanding End of Period:	8,848,848	8,742,036
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,689,116	8,621,809
Diluted	8,829,025	8,728,527

Basic Earnings per Share	$0.69	$0.43
Dilutive Effect of Unexercised Stock Options	(0.02)	(0.01)
Diluted Earnings per Share	$0.67	$0.42

Nine Months ended September 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	8,669,229	8,600,686
Diluted	8,805,061	8,710,995

Basic Earnings per Share	$1.39	$1.10
Dilutive Effect of Unexercised Stock Options	(0.03)	(0.02)
Diluted Earnings per Share	$1.36	$1.08

Total unrecognized compensation expense for all stock awards was approximately $0.8 million as of September 30, 2012 and will be recognized over a weighted average period of 1.2 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Long-Term Debt

Long-Term Debt at September 30, 2012 (including the debt assumed with the acquisition of The Maine Water Company effective January 1, 2012) and December 31, 2011 consisted of the following (in thousands):

		2012	2011
Connecticut Water Service, Inc.:
4.09%	Term Loan Note and Supplement A	$17,560	$—
Var.	Term Loan Note and Supplement B	18,088	—
Total Connecticut Water Service, Inc.		35,648	—
The Connecticut Water Company:
Unsecured Water Facilities Revenue Bonds
5.05%	1998 Series A, Due 2028	9,545	9,550
5.125%	1998 Series B, Due 2028	7,475	7,495
4.40%	2003A Series, Due 2020	8,000	8,000
5.00%	2003C Series, Due 2022	14,795	14,795
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.00%	2005 A Series, Due 2040	14,795	14,805
5.00%	2007 A Series, Due 2037	14,560	14,570
5.10%	2009 A Series, Due 2039	19,950	20,000
5.00%	2011 A Series, Due 2021	23,845	23,991
Total The Connecticut Water Company		135,015	135,256
The Maine Water Company:
8.95%	1994 Series G, Due 2024	9,000	—
5.05%	1999 Series H, Due 2024	1,965	—
2.68%	1999 Series J, Due 2019	524	—
0.00%	2001 Series K, Due 2031	780	—
2.58%	2002 Series L, Due 2022	98	—
1.53%	2003 Series M, Due 2023	421	—
1.73%	2004 Series N, Due 2024	471	—
0.00%	2004 Series O, Due 2034	147	—
1.76%	2006 Series P, Due 2026	471	—
1.57%	2009 Series R, Due 2029	247	—
0.00%	2009 Series S, Due 2029	762	—
0.00%	2009 Series T, Due 2029	2,137	—
Total The Maine Water Company		17,023	—
Add: Maine Acquisition Fair Value Adjustment		896	—
Less: Current Portion		(1,248)	—
Total Long-Term Debt		$187,334	$135,256

As of September 30, 2012, the Company and its subsidiaries will make principal payments of approximately $1,248,000 over the next twelve months.

In December 2011, Connecticut Water borrowed $22.05 million through the issuance of Water Facilities Revenue Bonds by the Connecticut Development Authority ("Authority").  Connecticut Water received approximately $24,000,000 in cash in exchange for the issuance of bonds with an aggregate principal amount of $22,050,000 with a maturity date of December 20, 2021 and a 5% coupon.  Connecticut Water recorded a bond premium in connection with this transaction and is amortizing that premium over the life of the bond.  The proceeds from the sale of the bonds are being used to finance construction and installation of various capital improvements to Connecticut Water’s existing water system.

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

On January 1, 2012, the Company and CoBank, ACB ("CoBank") entered into an amendment to the CoBank Agreement (the “Amendment”) and two additional Promissory Note and Single Advance Term Loan Supplements providing for two additional Term Loans to the Company (the “2012 Term Loan Notes”).  Under the terms of the Amendment and the 2012 Term Loan Notes, on January 3, 2012 the Company borrowed from CoBank, in the aggregate, an additional $36.1 million of an available $40 million to be applied to the Company’s acquisition of the issued and outstanding capital stock of Aqua Maine, Inc. from Aqua America, Inc., as more fully described in Note 10 below.

Under one Term Loan Note and Supplement, CoBank loaned the Company $18.0 million, which Term Loan shall be repaid by the Company in 60 equal quarterly installments of principal and interest over a 15-year amortizing term, with the first installment paid on April 20, 2012 and the last installment due on January 20, 2027.  Under the other Term Loan Note and Supplement, as amended in September 2012, CoBank loaned the Company $18.1 million, which Term Loan shall be repaid by the Company in quarterly interest payments and repayment of the principal balance in full on the earlier of January 2, 2014 or upon the Company raising equity capital, in the aggregate, up to the outstanding amount owed under the second Term Note and Supplement.

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

On October 30, 2012, Connecticut Water completed the refinancing of five series of its unsecured Water Facilities Revenue Bonds with an aggregate principle balance of $54.6 million through CoBank to take advantage of lower fixed interest rates. See Note 11 for further information.

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The Company and its subsidiaries were in compliance with all covenants at September 30, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,520	$—	$2,520
Money Market Fund	83	—	—	83
Mutual Funds:
Equity Funds (1)	1,040	—	—	1,040
Total	$1,123	$2,520	$—	$3,643

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

Long-Term Debt – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of September 30, 2012 and December 31, 2011, the estimated fair value of the Company's long-term debt was $206,185,000 and $135,048,000, respectively, as compared to the carrying amounts of $187,334,000 and $135,256,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is the benchmark of current municipal bond yields. Under the fair value hierarchy the fair value of long term debt is classified as a Level 2 measurement.

The fair values shown above have been reported to meet the disclosure requirements of accounting principles generally accepted in the United States and do not purport to represent the amounts at which those obligations would be settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Segment Reporting

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals.  Results of operations for the three and nine months ended September 30, 2012 include the results of Maine Water.  Financial data for the segments is as follows (in thousands):

Three Months Ended September 30, 2012
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$24,919	$7,795	$2,119	$5,676
Real Estate Transactions	—	—	31	(31)
Services and Rentals	1,586	559	230	329
Total	$26,505	$8,354	$2,380	$5,974

Three Months Ended September 30, 2011
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$21,040	$6,804	$3,480	$3,324
Real Estate Transactions	—	—	(114)	114
Services and Rentals	1,194	498	202	296
Total	$22,234	$7,302	$3,568	$3,734

Nine Months Ended September 30, 2012
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$65,480	$15,209	$5,125	$10,084
Real Estate Transactions	1,450	1,331	380	951
Services and Rentals	4,287	1,712	700	1,012
Total	$71,217	$18,252	$6,205	$12,047

Nine Months Ended September 30, 2011
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$55,088	$15,133	$6,483	$8,650
Real Estate Transactions	—	—	(114)	114
Services and Rentals	3,457	1,196	488	708
Total	$58,545	$16,329	$6,857	$9,472

The revenues shown in Water Activities above consist of revenues from water customers of $24,461,000 and $20,628,000 for the three months ended September 30, 2012 and 2011, respectively.  Additionally, there were revenues associated with utility plant leased to others of $458,000 and $412,000 for the three months ended September 30, 2012 and 2011, respectively. The revenues shown in Water Activities above consist of revenues from water customers of $64,349,000 and $53,976,000 for the nine months ended September 30, 2012 and 2011, respectively.  Additionally, there were revenues associated with utility plant leased to others of $1,131,000 and $1,112,000 for the nine months ended September 30, 2012 and 2011, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.  During the three and nine months ended September 30, 2012, the Company completed the previously announced sale of a parcel of land to the Town of Plymouth, Connecticut and adjusted tax reserves of land sales made in previous periods. During the three and nine months ended September 30, 2011, the Company made similar adjustments to tax reserves of land sales made in previous periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets by segment (in thousands):

	September 30, 2012	December 31, 2011
Total Plant and Other Investments:
Water Activities	$428,149	$364,955
Non-Water	659	635
	428,808	365,590
Other Assets:
Water Activities	111,062	96,996
Non-Water	21,607	2,245
	132,669	99,241
Total Assets	$561,477	$464,831

8.	Income Taxes

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

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  There were no such charges for the nine months ended September 30, 2012 and 2011.  Additionally, there were no accruals relating to interest, penalties or uncertain tax positions as of September 30, 2012 and December 31, 2011.  The Company remains subject to examination by federal authorities for the 2010 and 2011 tax years, and by state authorities for the 2009 through 2011 tax years.  The Internal Revenue Service commenced an examination of the Company’s federal income tax return for the 2009 tax year during the second quarter of 2011.  The Company received notification in December 2011 that no change will be made to the 2009 federal tax liability.

The Company’s effective income tax rate for the first nine months of 2012 and 2011 was 34.0% and 42.0%, respectively.  The statutory income tax rates during the same periods were 41% and 39%, respectively.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year.

The higher statutory rate in the current period was more than offset by changes in the Company's permanent and flow-through differences, primarily costs associated with the recently completed refinancing of $54.6 million of long-term debt and other tax benefits arising from the Company's income tax provision to income tax return analysis. The refinancing of long-term debt resulted in a flow-through tax timing difference of $1.8 million which lowered the estimated 2012 effective tax rate. See Note 11 for further information.

9.	Lines of Credit

On June 30, 2009, the Company entered into a $15 million line of credit agreement with CoBank, ACB, which was amended in May 2010, July 2011 and September 2012 and is currently scheduled to mature on July 1, 2014.  On October 12, 2012, the Company increased an additional line of credit from $15 million to $20 million, and extended its expiration date to June 30, 2014.  Due to the acquisition of Maine Water, the total lines of credit available to the Company increased to $39 million, due to Maine Water’s $4 million line of credit expiring December 14, 2012.  Maine Water expects to renew the line of credit prior to expiration with similar terms.  Interim Bank Loans Payable at September 30, 2012 and December 31, 2011 was approximately $22.6 million and $21.4 million, respectively, and represents the outstanding aggregate balances on these lines of credit.  As of September 30, 2012, the Company had $16.4 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Acquisitions

Effective January 1, 2012, the Company completed the acquisition of Aqua Maine, Inc. (“AM”) from Aqua America, Inc. (“AA”) for a total cash purchase price, adjusted at closing, of $35.6 million, excluding cash acquired.  Subsequent to the closing, the name of AM was changed to The Maine Water Company (“Maine Water”).  Maine Water is a public water utility regulated by the Maine Public Utilities Commission (“MPUC”) that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with the Company’s growth strategy and makes the Company the largest U.S. based publicly-traded water utility company in New England.  The acquisition expanded the Company’s footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  The Company is accounting for the acquisition in accordance with FASB ASC 805, Business Combinations ("FASB ASC 805").

The following table summarizes the fair value of the assets acquired on January 1, 2012, the date of the acquisition (in thousands):

Net Utility Plant	$51,861
Cash and Cash Equivalents	1,607
Accounts Receivable, net	974
Prepayments and Other Current Assets	1,819
Goodwill	19,355
Deferred Charges and Other Costs	4,352
Total Assets Acquired	$79,968

Long-Term Debt, including current portion	$18,259
Accounts Payable and Accrued Expenses	1,137
Other Current Liabilities	1,289
Advances for Construction	1,186
Contributions in Aid of Construction	8,886
Deferred Federal and State Income Taxes	8,919
Other Long-Term Liabilities	2,737
Total Liabilities Assumed	$42,413

Net Assets Acquired	$37,555

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

The following table summarizes a rollforward of the carrying amount of Goodwill from December 31, 2011 to September 30, 2012 (in thousands):

	Water Activities	Non-Water Activities	Total
December 31, 2011	$3,608	$—	$3,608
Goodwill from purchase accounting transactions	19,355	—	19,355
September 30, 2012	$22,963	$—	$22,963

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following unaudited pro forma summary for the three and nine months ended September 30, 2011 presents information as if Maine Water had been acquired on January 1, 2011 and assumes that there were no other changes in our operations.  The following pro forma information does not necessarily reflect the actual results that would have occurred had the Company operated the business since January 1, 2011, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

	Three Months Ended	Nine Months Ended
Operating Revenues	$23,656	$62,347
Other Water Activities Revenues	412	1,112
Real Estate Revenues	—	—
Service and Rentals Revenues	1,359	3,976
Total Revenues	$25,427	$67,435

Net Income	$4,036	$9,838

Basic Earnings per Average Share Outstanding	$0.47	$1.14
Diluted Earnings per Average Share Outstanding	$0.46	$1.13

The following table summarizes the results of Maine Water for the three and nine months ended September 30, 2012, and is included in the Consolidated Statement of Income for the period (in thousands):

	Three Months Ended	Nine Months Ended
Operating Revenues	$3,041	$8,475
Other Water Activities Revenues	—	—
Real Estate Revenues	—	—
Service and Rentals Revenues	187	522
Total Revenues	$3,228	$8,997

Net Income	$567	$1,278

Basic Earnings per Average Share Outstanding	$0.07	$0.15
Diluted Earnings per Average Share Outstanding	$0.06	$0.15

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

On November 7, 2012, the Company received regulatory approval from the MPUC to proceed with the transaction. The shareholders of Biddeford and Saco are schedule to vote on the acquisition on December 10, 2012.

11.	Subsequent Events

On October 29, 2012, New England and the Northeast Region of the United States experienced a devastating storm which caused many customers in the Company's service area to lose power. The Company effectively mobilized its personnel to provide emergency power for its key facilities and was able to limit the number of customers without water to a minimum.  As of the date of this filing, Connecticut Water has maintained or returned service to 100% of its customers. At this time, we do not expect the costs of our response efforts to be material to the Company's results of operations, cash flows or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Also on October 29, 2012, Connecticut Water entered into a Master Loan Agreement (the “Agreement”) with CoBank, ACB, (“CoBank”). Connecticut Water also delivered to CoBank four Promissory Note and Single Advance Term Loan Supplements, each dated October 29, 2012 (the “Promissory Notes”). On the terms and subject to the conditions set forth in the Promissory Notes issued pursuant to the Agreement, CoBank agreed to make unsecured loans (each a “Loan,” and collectively the “Loans”) to Connecticut Water from time to time, in an aggregate principal amount of up to $54,645,000. Connecticut Water used substantially all of the proceeds of the Loans to refinance the 1998 Series A, 1998 Series B, 2003A Series, 2003C Series and 2005A Series bonds outstanding.

The Agreement contains customary representations and warranties, which are in certain cases modified by “materiality” and “knowledge” qualifiers, and customary affirmative and negative covenants.  Subject to the payment of a surcharge described in the Agreement for Loans bearing interest at fixed rates, Connecticut Water may prepay the Loans in whole or in part at any time prior to each of the maturity dates of each Loan.

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

On January 26, 2012, Connecticut Water filed a WICA application with the PURA requesting an additional 1.17% surcharge to customer bills, related to approximately $7.0 million spending on WICA projects.  This application also reduced the surcharge by 0.11% for the prior year reconciliation adjustment which expired April 1, 2012.  On January 30, 2012, Connecticut Water filed for a 0.09% reconciliation adjustment for the 2011 shortfall in WICA, to become effective April 1, 2012.  In March 2012, the PURA approved an increase of 1.16% on the Company’s first WICA application and approved the 0.09% reconciliation surcharge from the second application, effective April 1, 2012.  As of April 1, 2012, Company’s cumulative WICA surcharge was now 4.23%.

On July 26, 2012, Connecticut Water filed a WICA application with the PURA requesting an additional 1.50% surcharge to customer bills, related to approximately $7.7 million spending on WICA projects. In September 2012, the PURA approved the 1.50% increase, effective October 1, 2012.  The Company’s cumulative WICA surcharge is now 5.73%.

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

On July 18, 2012, the Company announced that it had reached an agreement to acquire the Biddeford and Saco Water Company ("Biddeford and Saco"), pending a vote of Biddeford and Saco shareholders, approval by the Maine Public Utilities

Commission ("MPUC") and the satisfaction of other various conditions. This acquisition will add approximately 15,500 additional customers in the State of Maine, in the communities of Biddeford, Saco, Old Orchard Beach and Scarborough. Under the terms of the agreement, the acquisition will be executed through a stock-for-stock merger transaction valued at approximately $11.4 million. Holders of Biddeford and Saco common stock will receive shares of the Company's common stock in a tax-free exchange. On November 7, 2012, the MPUC approved the transaction. The Company expects the transaction to close in the fourth quarter of 2012.

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

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to ASC 980 “Regulated Operations”, revenue recognition, and accounting for pension and other post-retirement benefit plans.  Each of these accounting policies and the application of critical accounting policies and estimates were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Other than the application of ASC 805 “Business Combinations” to the Company’s acquisition of Maine Water, there were no significant changes in the application of critical accounting policies or estimates during the three months ended September 30, 2012.

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

Borrowing Facilities

On June 30, 2009, the Company entered into a $15 million line of credit agreement with CoBank, ACB ("CoBank"), which was amended in May 2010, July 2011 and September 2012 and is currently scheduled to mature on July 1, 2014.  On October 12, 2012, the Company increased an additional line of credit from $15 million to $20 million, and extended its expiration date to June 30, 2014.  Due to the acquisition of Maine Water, the total lines of credit available to the Company increased to $39 million, due to Maine Water’s $4 million line of credit expiring December 14, 2012.  Maine Water expects to renew the line of credit prior to expiration with similar terms.  Interim Bank Loans Payable at September 30, 2012 and December 31, 2011 was approximately $22.6 million and $21.4 million, respectively, and represents the outstanding aggregate balance on these lines of credit.  As of September 30, 2012, the Company had $16.4 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

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

Under one Term Loan Note and Supplement, CoBank loaned the Company $18.0 million, which Term Loan shall be repaid by the Company in 60 equal quarterly installments of principal and interest over a 15-year amortizing term, with the first installment paid on April 20, 2012 and the last installment due on January 20, 2027.  Under the other Term Loan Note and Supplement, as amended in September 2012, CoBank loaned the Company $18.1 million, which Term Loan shall be repaid by the Company in quarterly interest payments and repayment of the principal balance in full on the earlier of January 2, 2014 or upon the Company raising equity capital, in the aggregate, up to the outstanding amount owed under the second Term Note and Supplement.

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

On August 3, 2012, Connecticut Water filed with PURA an application to refinance approximately $55 million of Connecticut Water's long-term debt. The application seeks approval for Connecticut Water to issue four promissory notes in order to redeem five series of Connecticut Water's currently outstanding bonds. The Notes to be issued by Connecticut Water will have terms ranging from 8 to 20 years, will be unsecured and will have fixed interest rates, which would be lower than the rates on the currently outstanding bonds. On September 12, 2012, PURA issued a final decision allowing Connecticut Water to refinance the long-term debt.

On October 29, 2012, Connecticut Water entered into a Master Loan Agreement (the “Agreement”) with CoBank, ACB, (“CoBank”). Connecticut Water also delivered to CoBank four Promissory Note and Single Advance Term Loan Supplements, each dated October 29, 2012 (the “Promissory Notes”).  On the terms and subject to the conditions set forth in the Promissory Notes issued pursuant to the Agreement, CoBank agreed to make unsecured loans (each a “Loan,” and collectively the “Loans”) to Connecticut Water from time to time, in an aggregate principal amount of up to $54,645,000. Connecticut Water used substantially all of the proceeds of the Loans to refinance the 1998 Series A, 1998 Series B, 2003A Series, 2003C Series and 2005A Series bonds outstanding.

The Agreement contains customary representations and warranties, which are in certain cases modified by “materiality” and “knowledge” qualifiers, and customary affirmative and negative covenants.  Subject to the payment of a surcharge described in the Agreement for Loans bearing interest at fixed rates, Connecticut Water may prepay the Loans in whole or in part at any time prior to each of the maturity dates of each Loan.

Credit Rating

On October 28, 2011, Standard & Poor's Ratings Services ("S&P") affirmed its 'A' corporate credit rating on the Company, however, S&P revised the Company’s ratings outlook from stable to negative.  The negative outlook reflected S&P’s expectation of weaker credit metrics as a result of the debt the Company planned to incur to complete the acquisition of Aqua Maine as well as additional near-term debt funding of the Company’s capital expenditure program.  S&P also indicated that if the Company were to issue a material amount of common equity in the future, this step could lead S&P to revise the outlook to stable.  On October 24, 2012, S&P reaffirmed this rating and outlook.

Enterprise Resource Planning Implementation

With the implementation of the Company’s new Enterprise Resource Planning ("ERP") system in the first quarter of 2010, the Company delayed customer billings in order to verify the integrity of the system and the accuracy of those bills prior to mailing.

The Company has returned to normal billing and collection processes and does not anticipate delays in billing or collection in subsequent periods.  The delay in billing contributed to the increase in the Company’s bad debt expense for the years ending December 31, 2010 and 2011, due to the reserve policy based upon aging of the receivables.  During 2011, the Company saw progress towards resolving the collection issues, primarily through the ability to charge interest and shut off customers for non-payment and expects continued improvement throughout the remainder of 2012.  The Company has experienced a reduction in the age of its accounts receivable in the first nine months 2012 due in part to the collection process changes referred to above.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) to all registered shareholders, whereby participants can opt to have dividends directly reinvested into additional shares of the Company.  In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP and are intended to encourage greater shareholder, customer and employee participation in the DRIP.  During the nine months ended September 30, 2012 and 2011, plan participants invested $735,000 and $742,000, respectively, in additional shares as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the nine months ended September 30, 2012, 23,235 stock options were exercised, resulting in approximately $631,000 in proceeds to the Company.  During the nine months ended September 30, 2011, 5,671 stock options were exercised, resulting in approximately $146,000 in proceeds to the Company.

Future Plans

The Company expects to issue equity at some point between the fourth quarter of 2012 and the third quarter of 2013, depending on market conditions and other Company activities.  The Company has a target capital structure that is equally balanced with equity and debt.  As noted above, the interim financing utilized in completing the acquisition of Maine Water included two similar sized debt facilities – an $18.0 million fifteen-year fixed loan with an interest rate of 4.09% and a variable rate debt facility with a borrowing of $18.1 million and an initial interest rate of 2.06%.  The latter facility is expected to be paid off with the proceeds of the equity issuance.  On July 9, 2012, the Company filed a Form S-3 registration statement which detailed the Company's plan to issue up to 1.7 million shares of its common stock.  This registration statement was declared effective by the SEC on July 26, 2012. Based on market prices in early July, the proposed maximum aggregate offering price this stock issuance could raise is approximately $50 million.

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

Results of Operations

Three months ended September 30
Net Income for the three months ended September 30, 2012 increased from the same period in the prior year by $2,240,000 to $5,974,000, which increased earnings per basic average common share by $0.26 to $0.69.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	September 30, 2012	September 30, 2011	Increase/(Decrease)
Water Activities	$5,676	$3,324	$2,352
Real Estate Transactions	(31)	114	(145)
Services and Rentals	329	296	33
Total	$5,974	$3,734	$2,240

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $3,833,000, or 18.6%, to $24,461,000 for the three months ended September 30, 2012 when compared to the same period in 2011.  The primary reason for the increase in revenues was the acquisition of Maine Water, which contributed $3,041,000 in additional revenue during the period.  Excluding Maine Water, the Company saw an increase in revenue from water customers of $792,000, or approximately 3.8% during the three months ended September 30, 2012.  Contributing to the increase in revenue was an increase in residential consumption for the quarter of approximately 3%.  The increase in residential consumption was due largely to approximately 9 fewer inches of rainfall in the three months ended September 30, 2012 when compared to the same period in 2011. Generally, the Company expects water usage to increase as rainfall decreases in summer months. Additionally, increased rates in 2012 associated with the recurring WICA surcharge and an increase in customer late payment charges contributed to the revenue increase.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $1,649,000, or 19.1%, for the three months ended September 30, 2012 when compared to the same period of 2011 primarily due to the acquisition of Maine Water which contributed $1,278,000 of incremental O&M expense.  The following table presents the components of O&M expense both including and excluding Maine Water (in thousands):

Expense Components	Actual September 30, 2012 O&M	Actual September 30, 2011 O&M	Actual Increase / (Decrease)	Maine Water September 30, 2012 O&M	Adjusted Increase / (Decrease)
Pension	$930	$490	$440	$137	$303
Other benefits	334	137	197	53	144
Customer	337	223	114	40	74
Regulatory commission expense	113	73	40	21	19
Investor relations	118	103	15	—	15
Labor	3,418	2,946	472	471	1
Property and liability insurance	264	240	24	35	(11)
Maintenance	691	638	53	94	(41)
Vehicles	397	459	(62)	2	(64)
Medical	495	482	13	84	(71)
Outside services	349	392	(43)	104	(147)
Other	2,827	2,441	386	237	149
Total	$10,273	$8,624	$1,649	$1,278	$371

The increase in O&M expenses excluding the incremental expense as a result of the acquisition of Maine Water, was approximately $371,000, or approximately 4.3%, in the third quarter of 2012 when compared to the same period in 2011.  The changes in individual items, excluding the impact of Maine Water, are described below:

•	Pension costs increased over the prior year primarily due to a reduction to the discount rate in 2012;

•
The increase in Other benefits was primarily attributable to an increase in costs associated with awards made under the Performance Stock Program and costs associated with the Company's non-officer incentive plan;

•
Customer costs increased in the third quarter of 2012 when compared to the same period of 2011 primarily due to costs associated with meter reading, collection fees and higher postage costs. Offsetting these increases was a decrease to the Company's costs associated with uncollectible accounts as the Company continues to make progress in collecting past due accounts receivables from customers; and

•
Regulatory commission expense increased due to an increase in statutory fees paid to PURA during the three months ended September 30, 2012 when compared to the same period in 2011. Statutory fees assessed by PURA are outside the control of the Company and are based upon PURA's budget, total revenues of all utilities and the revenue of the utility being assessed. All of those factors increased for the Company during 2012 when compared to 2011.

The increases described above were partially offset by the following decreases to O&M expense:

•	Medical costs decreased in the third quarter of 2012 when compared to the same period in 2011 due primarily to a reduction in claims filed by plan participants; and

•
Costs associated with outside services decreased primarily due to a decrease in the amount of temporary labor and consulting services used by the Company in the third quarter of 2012 when compared to the third quarter in 2011.

The Company saw an approximate 23.0% increase in its Depreciation expense from the three months ended September 30, 2012 compared to the same period in 2011.  The primary driver of this increase was approximately $377,000 in Depreciation expense attributable to Maine Water.  Excluding the impact of Maine Water, the Company's depreciation expense increased by approximately 3.6% for the three months ended September 30, 2012. The remainder of the increase in Depreciation expense is due to higher Utility Plant in Service as of September 30, 2012 compared to September 30, 2011.

Income Tax expense associated with Water Activities decreased by $1,476,000 in the third quarter of 2012 when compared to the same period in 2011 due to lower effective tax rate. Excluding the impact of Maine Water, Income Tax expense decreased by $1,863,000. The primary driver of the lower effective income tax rate was the flow-through benefit associated with the recently completed refinancing of $54.6 million of long-term debt. In addition, in 2011, the Company's effective income tax rate was attributable to a change in pension and post-retirement medical contribution assumptions.

Other Income (Deductions), Net of Taxes increased for the quarter ending September 30, 2012 by $71,000. Excluding the impact of Maine Water, the Company saw an increase of $26,000. The primary driver of this increase was the performance of investments related to the Company's Supplemental Executive Retirement Plan. During the third quarter of 2012, these investments provided income to the Company while in the same period of 2011, these investments returned a loss. Offsetting this benefit was the impact of the Real Estate segment which saw a loss in the third quarter of 2012 due to the effect of certain adjustments to tax reserves related to land sales in previous periods. During the same period of 2011, similar adjustments to tax reserves resulted in a gain.

Total Interest and Debt Expense increased by $738,000 in the third quarter of 2012 when compared to the same period in 2011 due to a December 2011 debt issuance of $24 million, interest costs associated with the debt incurred to acquire Maine Water and interest charged on Maine Water’s debt outstanding.

Nine months ended September 30
Net Income for the nine months ended September 30, 2012 increased from the same period in the prior year by $2,575,000 to $12,047,000, which increased earnings per basic average common share by $0.29, to $1.39.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	September 30, 2012	September 30, 2011	Increase/(Decrease)
Water Activities	$10,084	$8,650	$1,434
Real Estate Transactions	951	114	837
Services and Rentals	1,012	708	304
Total	$12,047	$9,472	$2,575

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $10,373,000, or 19.2%, to $64,349,000 for the nine months ended September 30, 2012 when compared to the same period in 2011.  The primary reason for the increase in revenues was the acquisition of Maine Water, which contributed $8,475,000 in additional revenue during the period.  Excluding Maine Water, the Company saw an increase in revenue from water customers of $1,898,000, or approximately 3.5% during the nine months ended September 30, 2012. The primary driver of higher revenues was the increased rates in 2012 associated with the recurring WICA surcharge and an increase in customer late payment charges. Additionally, the Company saw an increase in consumption of approximately 1% in the nine months ended September 30, 2012 when compared to the same period in 2011, driven by more favorable weather during 2012.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $5,523,000, or 22.6%, for the nine months ended September 30, 2012 when compared to the same period of 2011 primarily due to the acquisition of Maine Water which contributed $3,870,000 of incremental O&M expense.  The following table presents the components of O&M expense both including and excluding Maine Water (in thousands):

Expense Components	Actual September 30, 2012 O&M	Actual September 30, 2011 O&M	Actual Increase / (Decrease)	Maine Water September 30, 2012 O&M	Adjusted Increase / (Decrease)
Pension	$2,793	$1,469	$1,324	$411	$913
Other benefits	906	188	718	127	591
Medical	1,862	1,399	463	260	203
Amston Lake water quality monitoring costs (non-labor)	139	—	139	—	139
Labor	10,167	8,613	1,554	1,463	91
Water treatment (including chemicals)	2,238	1,897	341	261	80
Purchased water	1,089	945	144	100	44
Investor relations	487	447	40	—	40
Utility costs	2,743	2,516	227	262	(35)
Property and liability insurance	754	706	48	105	(57)
Vehicles	1,180	1,304	(124)	9	(133)
Outside services	1,099	952	147	295	(148)
Customer	769	808	(39)	154	(193)
Post retirement medical	638	915	(277)	9	(286)
Other	3,120	2,302	818	414	404
Total	$29,984	$24,461	$5,523	$3,870	$1,653

The increase in O&M expenses excluding the incremental expense as a result of the acquisition of Maine Water, was approximately $1,653,000, or approximately 6.8%, in nine months ended September 30, 2012 when compared to the same period in 2011.  The changes in individual items, excluding the impact of Maine Water, are described below:

•	Pension costs increased over the prior year primarily due to a reduction to the discount rate in 2012;

•
The increase in Other benefits was primarily attributable to an increase in costs associated with awards made under the Performance Stock Program and costs associated with the Company's non-officer incentive plan;

•
Medical costs increased by $203,000 primarily due to increased administration costs associated with the plan. In 2011, the Company received reimbursement payments from our insurance administrator relating to a stop-loss provision in our agreements which limits the Company's exposure from large claims.  Lower stop-loss payments were received in 2012;

•
During the first quarter of 2012, the Company received notification of elevated copper levels observed in the homes of certain customers in our Amston Lake system.  As a result, Connecticut Water incurred costs associated with the monitoring of water sources and customer homes.  While copper levels have returned to normal, Connecticut Water continues to monitor the copper levels in the Amston Lake system; and

•	Water treatment costs increased primarily due to increased costs associated with the disposal of waste at our treatment plants and increased chemical cost.

The increases described above were partially offset by the following decreases to O&M expense:

•	Utility costs decreased primarily due to increased efficiency at our locations after conducting energy audits;

•
The decrease in Customer costs is primarily driven by the reduction in bad debt expense in the nine months ended September 30, 2012 compared to the same period of 2011 due to the progress made in resolving issues related to the 2010 ERP implementation discussed above.  Partially offsetting this decrease was an increase in collection costs; and

•	Post-retirement medical costs decreased primarily due to changes to the plan made in May 2011 that limited life time benefits to $100,000.

The Company saw an approximate 25.2% increase in its Depreciation expense from the nine months ended September 30, 2012 compared to the same period in 2011.  The primary driver of this increase was approximately $1,151,000 in Depreciation expense attributable to Maine Water.  Excluding the impact of Maine Water, the Company's depreciation expense increased by approximately 5.1% for the nine months ended September 30, 2012. The remainder of the increase in Depreciation expense is due to higher Utility Plant in Service as of September 30, 2012 compared to September 30, 2011.

Income Tax expense associated with Water Activities decreased by $1,215,000 in the nine months ended September 30, 2012 when compared to the same period in 2011 due to lower effective tax rate. Excluding the impact of Maine Water, Income Tax expense decreased by $2,077,000. The primary driver of the lower effective income tax rate was the flow-through benefit associated with the recently completed refinancing of $54.6 million of long-term debt. In addition, in 2011, the Company's effective income tax rate was attributable to a change in pension and post-retirement medical contribution assumptions.

Other Income (Deductions), Net of Taxes increased for the nine months ended September 30, 2012 primarily due to the completion of a sale of approximately 175 acres of land for open space purposes to the Town of Plymouth, Connecticut. The transaction generated $1.45 million of revenue for the Real Estate segment and $982,000 in net income for the segment. During the third quarter of 2012, the Company made adjustments to tax reserves related to land sales in previous periods that lowered the Company's income from this segment to $951,000 for the nine months ended September 30, 2012. During the nine months ended September 30, 2011, similar adjustments to tax reserves resulting in $114,000 of income to the Real Estate Segment. Additionally, during 2011, the Company received a life insurance benefit from a deceased former officer.

Total Interest and Debt Expense increased by $2,179,000 in the first nine months ended of 2012 when compared to the same period in 2011 due to a December 2011 debt issuance of $24 million, interest costs associated with the debt incurred to acquire Maine Water and interest charged on Maine Water’s debt outstanding.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $39.0 million of variable rate lines of credit with two banks, under which the interim bank loans payable at September 30, 2012 were approximately $22.6 million.

As of September 30, 2012, the Company had $40.14 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.4 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, other than changes resulting from the acquisition of Maine Water discussed below, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

On January 1, 2012, the acquisition of Maine Water closed. The Company is currently in the process of integrating Maine Water’s operations, processes, and internal controls. See Note 10 to the consolidated financial statements in Part I, Item I for additional information relating to the acquisition.

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

No stock repurchases were made during the quarter ended September 30, 2012.

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

10.1	Third Amendment to 2009 Promissory Note and Supplement, between Connecticut Water Service, Inc. and CoBank, dated September 4, 2012. (Exhibit 10.1 to Form 8-K filed on September 10, 2012).

10.2	First Amendment to 2012 Promissory Note and Supplement, between Connecticut Water Service, Inc. and CoBank, ACB, dated September 4, 2012. (Exhibit 10.2 to Form 8-K filed on September 10, 2012).

10.3	Letter Agreement between Connecticut Water Service, Inc. and RBS Citizens, National Association, dated October 12, 2012. (Exhibit 10.1 to Form 8-K filed on October18, 2012).

10.4	Third Allonge to Demand Promissory Note, dated October 12, 2012. (Exhibit 10.2 to Form 8-K filed on October18, 2012).

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32**	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)

Date:	November 8, 2012	By: /s/ David C. Benoit
David C. Benoit Vice President – Finance and Chief Financial Officer

Date:	November 8, 2012	By: /s/ Nicholas A. Rinaldi
Nicholas A. Rinaldi Controller