Form 10-K
period 2012-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2013-03-18
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period to from

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2012, the aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was $245,575,484 based on the closing sale price on such date as reported on the NASDAQ.

Number of shares of Common Stock, no par value, outstanding as of March 1, 2013 was 10,970,895, including 168,433 common stock equivalent shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Document is Incorporated

Definitive Proxy Statement, to be filed on or about March 29, 2013, for Annual Meeting of Shareholders to be held on May 9, 2013.	Part III

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

•
our ability to integrate businesses, technologies or services which we may acquire, including the acquisition of The Maine Water Company in January 2012 and The Biddeford & Saco Water Company in December 2012;

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

PART I

ITEM 1.  BUSINESS

The Company

The Registrant, Connecticut Water Service, Inc. (referred to as “the Company”, “we”, “us”, or “our”) was incorporated in 1974, with The Connecticut Water Company (Connecticut Water) as its largest subsidiary which was organized in 1956.  Connecticut Water Service, Inc. is a non-operating holding company, whose income is derived from the earnings of its six wholly-owned subsidiary companies as of December 31, 2012.  In 2012, approximately 83% of the Company’s net income was attributable to water activities carried out within its regulated water companies, Connecticut Water, The Maine Water Company (Maine Water) and The Biddeford & Saco Water Company (BSWC), collectively the "Regulated Companies".  As of December 31, 2012, the Regulated Companies supplied water to 121,791 customers, representing a population of approximately 400,000, in 76 municipalities throughout Connecticut and Maine.  The Regulated Companies are subject to state regulation regarding financial issues, rates, and operating issues, and to various other state and federal regulatory agencies concerning water quality and environmental standards.

In addition to its Regulated Companies, the Company owns two active unregulated companies.  In 2012, these unregulated companies, together with real estate transactions within Connecticut Water, contributed the remaining 17% of the Company’s net income through real estate transactions as well as services and rentals.  The two active unregulated companies are Chester Realty, Inc., a real estate company in Connecticut; and New England Water Utility Services, Inc. (NEWUS), which provides contract water and sewer operations and other water related services.

Effective January 1, 2012, the Company completed the acquisition of Aqua Maine, Inc. (“AM”) from Aqua America, Inc. (“AA”) for a total cash purchase price, adjusted at closing, of $35.6 million.  Subsequent to the closing, the name of AM was changed to The Maine Water Company.  Maine Water is a public water utility regulated by the Maine Public Utilities Commission (“MPUC”) that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with the Company’s growth strategy and makes the Company the largest U.S. based publicly-traded water utility company in New England.  The acquisition expanded the Company’s footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  The Company accounted for the acquisition in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 805 Business Combinations ("FASB ASC 805"), including the purchase price allocation.

Additionally, in February 2012, Connecticut Water acquired a small water system in Hebron, Connecticut for $130,000.  The water system serves three multi-unit apartment buildings.

On July 19, 2012, the Company announced that it had reached an agreement to acquire The Biddeford & Saco Water Company, pending a vote of BSWC shareholders, approval by the MPUC and the satisfaction of other various conditions. This acquisition added approximately 15,500 additional customers in the State of Maine, in the communities of Biddeford, Saco, Old Orchard Beach and Scarborough. Under the terms of the agreement, the acquisition was executed through a stock-for-stock merger transaction valued at approximately $12.0 million. On November 7, 2012, the MPUC approved the transaction and the Company completed the transaction on December 10, 2012. Holders of BSWC common stock received an aggregate of 380,254 shares of the Company's common stock in a tax-free exchange. The Company is accounting for the acquisition in accordance with FASB ASC 805. The Company is still in the process of completing the purchase price allocation as required by FASB ASC 805.

On December 12, 2012, the Company completed an underwritten public offering of 1,696,250 shares of its common stock at a price to the public of $29.25 per share, including overallotments. Wells Fargo Securities served as sole book-runner for the offering. The offering was made pursuant to a “shelf” registration statement (including a prospectus) previously filed with and declared effective by the Securities and Exchange Commission in July 2012. The Company used the net proceeds of approximately $47.5 million to repay approximately $39 million of our short-term indebtedness, to fund capital expenditures and for other general corporate purposes.

Our mission is to provide high quality water service to our customers at a fair return to our shareholders while maintaining a work environment that attracts, retains and motivates our employees to achieve a high level of performance.

Our corporate headquarters are located at 93 West Main Street, Clinton, Connecticut 06413.  Our telephone number is (860) 669-8636, and our internet address is www.ctwater.com.  The references to our Web site and the Securities and Exchange Commission’s (SEC) Web site are intended to be inactive textual references only, and the contents of those Web sites are not incorporated by reference herein and should not be considered part of this or any other report that we file with or furnish to the SEC.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these documents will be made available free of charge through the “INVESTORS” menu of the Company’s internet website (http://www.ctwater.com) as soon as practicable after such material is electronically filed with, or furnished to, the SEC. The following documents are also available through the “CORPORATE GOVERNANCE” section of our website:

•	Employee Code of Conduct

•	Audit Committee Charter

•	Board of Directors Code of Conduct

•	Compensation Committee Charter

•	Corporate Finance and Investment's Committee Charter

•	Corporate Governance Committee Charter

•	Bylaws of Connecticut Water Service, Inc.

Additionally, information concerning the Company’s 2013 Annual Meeting Materials (2012 Annual Report and 2013 Proxy Statement) can be found under the “INVESTORS” menu, under the “Annual Reports” tab.

Copies of each of the Company’s SEC filings (without exhibits) and corporate governance documents mentioned above will also be mailed to investors, upon request, by contacting the Company’s Corporate Secretary, Kristen A. Johnson, at Connecticut Water, 93 West Main Street, Clinton, CT 06413.

Our Regulated Companies

Our Regulated Companies are subject to seasonal fluctuations and weather variations.  The demand for water is generally greater during the warmer months than the cooler months due to customers’ incremental water consumption related to cooling systems and various outdoor uses such as private and public swimming pools and lawn sprinklers.  Demand will vary with rainfall and temperature levels from year to year and season to season, particularly during the warmer months.

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

The Company believes that we are presently in compliance with current environmental and water quality regulations, but the regulations are subject to change at any time.  The costs to comply with future changes in state or federal regulations, which could require us to modify existing filtration facilities and/or construct new ones, or to replace any reduction of the safe yield from any of our current sources of supply, could be substantial.

Regulated Operations

Our Regulated Companies derive their rights and franchises to operate from special state acts that are subject to alteration, amendment or repeal and do not grant us exclusive rights to our service areas. Our franchises are free from burdensome restrictions, are unlimited as to time, and authorize us to sell potable water in all the towns we now serve.  There is the possibility that either the State of Connecticut or the State of Maine could attempt to revoke our franchises and allow a governmental entity to take over some or all of our systems.  While we would vigorously oppose any such attempts, from time to time such legislation is contemplated.

The rates we charge our Connecticut water customers are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (PURA), formerly the Connecticut Department of Public Utility Control.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water’s allowed return on equity and return on rate base, effective as of July 14, 2010 are 9.75% and 7.32%, respectively.  Prior to July 14, 2010, Connecticut Water’s allowed return on equity and return on rate base were 10.125% and 8.07%, respectively.

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

On October 29, 2010, Connecticut Water filed a WICA application with the PURA requesting a 1.58% surcharge to customer bills representing investments of approximately $9.4 million in WICA related projects.  On December 28, 2010, the PURA approved the 1.58% surcharge effective for all bills issued after January 1, 2011.  Additionally, due to under-collection of previously approved WICA surcharges during 2010, Connecticut Water was granted a 0.11% additional surcharge on bills issued after April 1, 2011 to make up the short fall.  It should be noted if Connecticut Water were to over-collect on WICA surcharges, Connecticut Water would be required to include a surcredit on customer bills.

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

On January 26, 2012, Connecticut Water filed a WICA application with the PURA requesting an additional 1.17% surcharge to customer bills, related to approximately $7.0 million spending on WICA projects.  This application also reduced the surcharge by 0.11% for the prior year reconciliation adjustment which expired April 1, 2012.  On January 30, 2012, Connecticut Water filed for a 0.09% reconciliation adjustment for the 2011 shortfall in WICA, to become effective April 1, 2012.  In March 2012, the PURA approved an increase of 1.16% on Connecticut Water’s first WICA application and approved the 0.09% reconciliation surcharge from the second application, effective April 1, 2012.  As of April 1, 2012, Connecticut Water’s cumulative WICA surcharge was 4.23%.

On July 26, 2012, Connecticut Water filed a WICA application with the PURA requesting an additional 1.50% surcharge to customer bills, related to approximately $7.7 million spending on WICA projects. In September 2012, the PURA approved the 1.50% increase, effective October 1, 2012.  As of October 1, 2012, Connecticut Water’s cumulative WICA surcharge was 5.73%.

On January 25, 2013, Connecticut Water filed a WICA application with the PURA requesting an additional 1.08% surcharge to customer bills related to approximately $6.5 million spending on WICA projects. This application also reduced the surcharge by 0.09% for the prior year reconciliation adjustment which expires April 1, 2013.  On January 30, 2013, Connecticut Water filed for a 0.10% reconciliation adjustment for the 2012 shortfall in WICA, to become effective April 1, 2013.  If approved as filed, Connecticut Water’s cumulative WICA surcharge will be 6.82%.

The rates we charge our Maine water customers are established under the jurisdiction of and are approved by the MPUC.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2012 are 10.00% and 8.31%, respectively.  BSWC’s allowed return on equity, as of December 31, 2012 is 10.00%.

The Maine Legislature is currently in the process of formalizing a Temporary Surcharge for Infrastructure Replacement and Repairs ("TSIRR"), a WICA-like mechanism that will allow for expedited recovery of infrastructure improvements. The Company expects that our Regulated Companies in the State of Maine will be able to take advantage of the surcharge in late 2013 or early 2014.

Our Water Systems

As of December 31, 2012, our water infrastructure consists of 77 noncontiguous water systems in the States of Connecticut and Maine.  Our system, in total, consists of approximately 2,100 miles of water main and reservoir storage capacity of 8.5 billion gallons.  The safe, dependable yield from our 235 active wells and 25 surface water supplies is approximately 72 million gallons per day.  Water sources vary among the individual systems, but overall approximately 54% of the total dependable yield comes from surface water supplies and 46% from wells.

For the year-ended December 31, 2012, our Regulated Companies’ 121,791 customers consumed approximately 8.3 billion gallons of water generating $83,838,000 in operating revenues.  We supply water, and in most cases, fire protection to all or portions of 76 towns throughout Connecticut and Maine.

The following table breaks down the above total figures by customer class as of December 31, 2012, 2011, and 2010:

	2012	2011	2010
Customers:
Residential	108,154	80,256	79,604
Commercial	8,539	5,679	5,692
Industrial	501	425	422
Public Authority	892	600	609
Fire Protection	2,763	1,746	1,724
Other (including non-metered accounts)	942	1,317	1,351
Total	121,791	90,023	89,402
Water Revenues (in thousands):
Residential	$50,783	$43,656	$42,103
Commercial	10,138	8,621	7,725
Industrial	3,080	1,817	1,755
Public Authority	2,675	2,253	2,280
Fire Protection	15,592	11,890	11,430
Other (including non-metered accounts)	1,570	1,165	1,115
Total	$83,838	$69,402	$66,408
Customer Water Consumption (millions of gallons):
Residential	5,622	4,821	5,124
Commercial	1,509	1,133	1,151
Industrial	780	339	335
Public Authority	421	323	348
Total	8,332	6,616	6,958

The Regulated Companies own various small, discrete parcels of land that are no longer required for water supply purposes.  At December 31, 2012, this land totaled over 750 acres.  Over the past several years, we have been disposing of these land parcels through sales and/or donations, primarily to towns and municipalities. For more information, please refer to Segments of Our Business below.

Additional information on land dispositions can be found in Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Commitments and Contingencies.

Competition

Our Regulated Companies face competition from a few small privately-owned water systems operating within, or adjacent to, our franchise areas and from municipal and public authority systems whose service areas in some cases overlap portions of our franchise areas.

Employees

As of December 31, 2012, we employed a total of 259 people.  Our employees are not covered by collective bargaining agreements.

Organizational Review

As part of a broader organizational review, beginning in July 2010, the Company examined both its Connecticut regulated and unregulated operations to ensure that it is maximizing the Company’s financial results while maintaining the high quality water and service our customers have come to expect.  During the third quarter of 2010, the Company determined that a targeted reduction in workforce was appropriate.  The Company eliminated approximately 15 positions that centered on traditional managerial, officer and overhead positions.  The Company did not eliminate positions in direct service of its customers.  The Company recorded a charge of approximately $786,000 related to this organizational review in 2010.  This charge represents the aggregate severance benefit provided to the employees leaving the Company and other costs associated with the review.

Executive Officers of the Registrant

The following is a list of the executive officers of the Company as of March 15, 2013:

Name	Age in 2013*	Offices	Period Held or Prior Position	Term of Office Expires
E. W. Thornburg	52	Chairman, President, and Chief Executive Officer	Held positions since March 2006	2013 Annual Meeting
D. C. Benoit	56	Vice President – Finance, Chief Financial Officer and Treasurer	Held current position or other executive position with the Company since April 1996	2013 Annual Meeting
T. P. O’Neill	58	Vice President – Service Delivery	Held current position or other engineering position with the Company since February 1980	2013 Annual Meeting
M. P. Westbrook	54	Vice President – Customer and Regulatory Affairs	Held current position or other management position with the Company since September 1988	2013 Annual Meeting
K. A. Johnson	46	Vice President – Human Resources and Corporate Secretary
Held current position or other human resources position with the Company since May 2007.  Ms. Johnson previously served as the senior vice president, Human Resources and Organizational Development Officer for Rockville Bank.
				2013 Annual Meeting
J. E. Wallingford	56	Division President – The Maine Water Company, Director	President of The Maine Water Company (and its predecessor companies) since 1993, Director since 2012	2013 Annual Meeting

* - Age shown is as of filing date of March 15, 2013.

For further information regarding the executive officers see the Company’s Proxy Statement to be filed on or about March 29, 2013.

Segments of Our Business

For management and financial reporting purposes we divide our business into three segments: Water Activities (our regulated companies), Real Estate Transactions (through either our regulated or unregulated companies), and Services and Rentals (our unregulated companies).

Water Activities – The Water Activities segment is comprised of our core regulated water activities to supply public drinking water to our customers.  This segment encompasses all transactions of our Regulated Companies with the exception of certain real estate transactions.

Real Estate Transactions – Our Real Estate Transactions segment involves the sale or donation for income tax benefits of our real estate holdings.  These transactions can be effected by any of our subsidiary companies.  Through land donations and sales in previous years, the Company earned tax credits to use in future years.  The Company is limited by time and the amount of taxable income when using these credits.  During 2010 and 2011, the Company did not make any land sales or donations; however, it did adjust its valuation allowances.  During 2012, the Company finalized a land sale with the Town of Plymouth, Connecticut to sell approximately 175 acres of land for open space and recreational purposes.  The Company and Town agreed on a sale price of $1.45 million, generating $982,000 in income in the Real Estate Transactions segment.

A breakdown of the net income of this segment between our regulated and unregulated companies for the past three years is as follows:

	Income (Loss) from Real Estate Transactions from Continuing Operations
	Regulated	Unregulated	Total
2012	$982,000	$(31,000)	$951,000
2011	$—	$176,000	$176,000
2010	$(7,000)	$237,000	$230,000

Services and Rentals – Our Services and Rentals segment provides contracted services to water and wastewater utilities and other clients and also leases certain of our properties to third parties through our unregulated companies in the State of Connecticut and through Maine Water in the State of Maine.  The types of services provided include contract operations of water and wastewater facilities; Linebacker®, our service line protection plan for public drinking water customers; and providing bulk deliveries of emergency drinking water to businesses and residences via tanker truck.  Our lease and rental income comes primarily from the renting of residential and commercial property.

Linebacker® is an optional service line protection program offered by the Company to eligible residential customers through NEWUS covering the cost of repairs for leaking or broken water service lines which provide drinking water to a customer's home.  For customers who enroll in this program, the Company will repair or replace a leaking or broken water service line, curb box, curb box cover, meter pit, meter pit cover, meter pit valve plus in-home water main shut off valve before the meter.  For over two years, NEWUS has offered expanded coverage to Connecticut Water customers for failure of in-home plumbing, sewer and septic drainage lines and implemented modified terms and conditions with limitations on certain coverages. In 2012, the Company experienced nearly 20% enrollment growth in expanded coverage options, primarily due to customers upgrading from the basic water plan. As of December 31, 2012, the Company had 20,673 customers enrolled in its Linebacker® protection program. Depending on the coverage selected, Linebacker® prices range between $85 and $185 plus sales tax per year for residential customers.

Some of the services listed above, including the service line protection plan, have limited competition.  But there can be considerable competition for contract operations of large water and wastewater facilities and systems.  However, we have sought to develop a niche market by seeking to serve smaller facilities and systems in our service areas where there is less competition.  The Services and Rentals segment, while still a relatively small portion of our overall business, has grown over the past five years and has provided over 9% of our overall net income in 2012, 2011, and 2010, respectively.  Net income generated by this segment of our business was $1,424,000, $1,001,000 and $899,000 for the years 2012, 2011, and 2010, respectively.

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

The water utility business is capital intensive. On an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. Our ability to maintain and meet our financial objectives is dependent upon the rates we charge our customers. These rates are subject to approval by the PURA in Connecticut and the MPUC in Maine.  The Company is entitled to file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Currently, the Company anticipates that Connecticut Water may file with the PURA for its next general rate case in 2014. Maine Water expects that it will file a general rate case with the MPUC for at least three of its water systems at some point during 2013. BSWC expects that it will not file a rate case until 2014 at the earliest. Once a rate increase petition is filed with the respective agency, the ensuing administrative and hearing process may be lengthy and costly.  We can provide no assurances that any future rate increase requests will be approved by each agency; and, if approved, we cannot guarantee that any such rate increase requests will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.  Additionally, a regulatory agency may rule that a company must reduce its rates.

Under a 2007 Connecticut law, the PURA may authorize regulated water companies to use a rate adjustment mechanism, known as a Water Infrastructure and Conservation Adjustment (WICA), for eligible projects completed and in service for the benefit of the customers.  The Maine Legislature is currently in the process of formalizing a Temporary Surcharge for Infrastructure Replacement and Repairs ("TSIRR"), a WICA-like mechanism that will allow for expedited recovery of infrastructure improvements. The Company expects that our Regulated Companies in the State of Maine will be able to take advantage of the surcharge in late 2013 or early 2014.

If we are unable to pay the principal and interest on our indebtedness as it comes due, or we default under certain other provisions of our loan documents, our indebtedness could be accelerated and our results of operations and financial condition could be adversely affected.

As of December 31, 2012, we had $178.5 million in long-term debt outstanding and $1.7 million in bank loans payable.  Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance.  Our performance is affected by many factors, some of which are beyond our control.  We believe that our cash generated from operations, and, if necessary, borrowing under our existing and planned credit facilities, will be sufficient to enable us to make our debt payments as they become due.  If, however, we do not generate sufficient cash, we may be required to refinance our obligations or sell additional equity, which may be on terms that are not favorable to the Company as current terms.

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

During certain periods of the Unites States credit and liquidity crisis of 2008-2009, the volatility and disruption in the credit and banking markets reached unprecedented levels.  In many cases, the markets contained limited credit capacity for certain issuers, and lenders had requested shorter terms.  The market for new debt financing was limited and in some cases not available at all.  In addition, the markets had increased the uncertainty that lenders will be able to comply with their previous commitments.  The Company noted improvements during the second half of 2009 and continuing through 2012.  If market disruption and volatility return, the Company may not be able to refinance our existing debt when it comes due, draw upon our existing lines of credit or incur additional debt, which may require us to seek other funding sources to meet our liquidity needs or to fund our capital expenditures budget.  We cannot assure you that we will be able to obtain debt or other financing on reasonable terms, or at all.

Failure to maintain our existing credit ratings could affect our cost of funds and related margins and liquidity position.

Since 2003, Standard & Poor's Ratings Services has rated our outstanding debt and has given credit ratings to us and our subsidiary The Connecticut Water Company.  Their evaluations are based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting.  On October 28, 2011, Standard & Poor's Ratings Services ("S&P") affirmed its 'A' corporate credit rating on the Company, however, S&P revised the Company’s ratings outlook from stable to negative.  The negative outlook reflected S&P’s expectation of weaker credit metrics as a result of the debt the Company planned to incur to complete the acquisition of Aqua Maine as well as additional near-term debt funding of the Company’s capital expenditure program.  S&P also indicated that if the Company were to issue a material amount of common equity in the future, this step could lead S&P to revise the outlook to stable.  On October 24, 2012, S&P reaffirmed this rating and outlook. While the Company completed a common equity offering in December of 2012 raising approximately $47.5 million in net proceeds for the Company, S&P has not yet revised their outlook.

Our inability to comply with debt covenants under our credit facilities could result in prepayment obligations.

We are obligated to comply with debt covenants under our loan and debt agreements.  Failure to comply with covenants under our credit facilities could result in an event of default, which if not timely cured or waived, could result in us being required to repay or finance these borrowings before their due date, could limit future borrowings, and result in cross default issues and increase our borrowing costs.  The covenants are normal and customary in bank and loan agreements.  The Company was in compliance with all covenants at December 31, 2012.

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

New Streamflow Regulations in Connecticut could potentially impact our ability to serve our customers.

In December 2011, new regulations concerning the flow of water in Connecticut’s rivers and streams became law.  As promulgated, the regulations require that certain downstream releases be made from seven of the Connecticut Waters's eighteen active reservoirs no later than ten years following the adoption of stream classifications, a process which has recently been initiated by the Department of Energy and Environmental Protection (DEEP).  Currently, releases are made at two locations.  No groundwater supply wells are affected by the regulations.

Although significantly and favorably modified from prior versions, the regulations still have the potential to lower our safe yield, raise our capital and operating expenses and adversely affect our revenues and earnings.  Because they affect only a subset of the Company's supplies and allow for releases to be scaled back in response to drought events, however, the overall impact is anticipated to be manageable.  Costs associated with the regulations may be recovered in the form of higher rates, although there can be no assurance the PURA would approve rate increases to enable us to recover such costs.  Recently proposed legislation would expand the current WICA mechanism to allow for customer surcharges to recover the costs associated with the capital improvements necessary to achieve compliance with the streamflow regulations.

The State of Maine also has regulations that govern the flow of water in rivers and streams and also govern lake levels on great ponds. Code of Maine Rules Chapter 587 ("Chapter 587") regulates any activity that alters the flow or level of classified state waters after August 2007. Maine Water operates four water systems that use surface waters governed by this chapter. BSWC operates one water system that uses surface water governed by this chapter. Both companies have operated in full compliance with the chapter since its effective date and fully expect continued compliance. For public water systems, Chapter 587 allows the Maine Department of Environmental Protection ("MDEP") to impose site specific conditions in locations where Maine's water quality classifications are not being met. Any conditions proposed on a water withdrawal by a public water system must consider the provisions of any legislative charter, the watershed protection benefits provided by the utility and the financial viability of the utility. Further, any conditions imposed must be accommodated by the existing MPUC approved rate schedule for the utility and may not, in and of themselves, cause a utility to request a rate increase from their customers. To date, the MDEP has not imposed any withdrawal conditions on any public water system in Maine.

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

We depend on an adequate water supply to meet the present and future demands of our customers.  Changes in regulatory requirements could affect our ability to utilize existing supplies and/or secure new sources, as required.  Insufficient supplies or an interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Although not occurring in 2012, drought conditions could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers. An interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Moreover, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions, which may adversely affect our revenues and earnings.

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

With the implementation of the Company’s new Enterprise Resource Planning ("ERP") system in the first quarter of 2010, Connecticut Water delayed customer billings in order to verify the integrity of the system and the accuracy of those bills prior to mailing.

Connecticut Water has returned to normal billing and collection processes and does not anticipate delays in billing or collection in subsequent periods.  The delay in billing contributed to the increase in the Company’s bad debt expense for the years ending December 31, 2010 and 2011, due to the reserve policy based upon aging of the receivables.  During 2011 and 2012, Connecticut Water saw progress towards resolving the collection issues, primarily through the ability to charge interest and shut off customers for non-payment.  Connecticut Water has experienced a reduction in the age of its accounts receivable in 2012 due in part to the collection process changes referred to above.

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

We may encounter difficulties consolidating BSWC into our business and may not fully attain or retain, or achieve within a reasonable time frame, expected strategic objectives, cost savings and other expected benefits of the acquisition.

We recently completed the acquisition of BSWC on December 10, 2012, our second acquisition in the State of Maine.  This acquisition further increased the size of our regulated water utility business and further expanded our business operations in the State of Maine.  We expect to realize strategic and other benefits as a result of our acquisition of BSWC.  Our efforts at integrating BSWC into the Company have been ongoing and have been successful to date.  There can be no assurance that we will achieve higher revenues or benefit from any synergies as a result of the acquisition and our ability to fully realize the strategic benefits from consolidating BSWC’s business with ours, is subject to certain risks and uncertainties, including, among others:

•	the challenges of consolidating businesses, including workforces, processes and information systems;

•	the costs of consolidating BSWC and managing and enhancing its operations may be higher than we expect and may require more resources, capital investments and management attention than anticipated;

•	employees important to BSWC’s operations may decide not to continue employment with us; and

•	we may be unable to anticipate or manage risks that are unique to BSWC’s historical business, including those related to its workforce, customer base, local demographics and information systems.

If we fail to complete an effective integration of BSWC into the Company, our anticipated growth in revenue, profitability, and cash flow resulting from the purchase of BSWC could be adversely affected.

Any future acquisitions we may undertake may involve risks and uncertainties.

An important element of our growth strategy is the acquisition and integration of water systems in order to move into new service areas and to broaden our current service areas.  As of the date of this filing, our Regulated Companies serve more than 121,500 customers, or a population of approximately 400,000 people, in 76 municipalities throughout Connecticut and Maine.  We will be unable to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates.  It is our intent, when practical, to integrate any businesses we acquire with our existing operations.  The negotiation of potential acquisitions as well as the integration of acquired businesses, including Maine Water and BSWC, could require us to incur significant costs and cause diversion of our management's time and resources.  Future acquisitions by us could result in:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

At December 31, 2012, the properties of our Regulated Companies consisted of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water.  In certain cases, Connecticut Water is or may be a party to limited contractual arrangements for the provision of water supply from neighboring utilities.  We believe that our properties are in good operating condition.  Water mains are located, for the most part, in public streets and, in a few instances, are located on land that we own in fee simple and/or land utilized pursuant to easement right, most of which are perpetual and adequate for the purpose for which they are held.

The net utility plant of the Company at December 31, 2012 was solely owned by the Regulated Companies.  The Net Utility Plant balance as of December 31, 2012 was $447,911,000, approximately $88 million more than the balance of net utility plant as of December 31, 2011, due primarily to the acquisitions of Maine Water and BSWC, normal plant additions, and construction spending related to infrastructure improvements.

Sources of water supply owned, maintained, and operated by our Regulated Companies include twenty-five surface water supplies and ninety-nine well fields, as of December 31, 2012.  In addition, Connecticut Water has agreements with various neighboring water utilities to provide water, at negotiated rates, to our water systems.  Collectively, these sources have the capacity to deliver approximately seventy-four million gallons of potable water daily to the twenty-five major operating systems. The Regulated Companies own, maintain, and operate fifty-two small, non-interconnected satellite and consecutive water systems that, combined, have the ability to deliver about three million gallons of additional water per day to their respective systems. For some small consecutive water systems, purchased water may comprise substantially all of the total available supply of the system.

As of December 31, 2012, the Regulated Companies own and operate thirty water filtration facilities, having a combined treatment capacity of approximately fifty-two million gallons per day.

As of December 31, 2012, the transmission and distribution systems of the Regulated Companies consisted of approximately 2,100 miles of main.  On that date, approximately seventy-five percent of our mains were eight-inch diameter or larger.  Substantially all new main installations are cement-lined ductile iron pipe of eight-inch diameter or larger.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CTWS”.  Our quarterly high and low stock prices as reported by NASDAQ and the cash dividends we paid during 2012 and 2011 are listed as follows:

	Price		Dividends
Period	High	Low	Paid
2012
First Quarter	$32.84	$26.15	$0.2375
Second Quarter	29.98	26.69	0.2375
Third Quarter	32.31	28.98	0.2425
Fourth Quarter	32.24	28.36	0.2425
2011
First Quarter	$28.27	$23.27	$0.2325
Second Quarter	26.64	24.01	0.2325
Third Quarter	28.15	24.77	0.2375
Fourth Quarter	29.10	24.76	0.2375

As of March 1, 2013, there were approximately 3,600 holders of record of our common stock.

We presently intend to pay quarterly cash dividends in 2013 on March 15, June 17, September 16 and December 16, subject to our earnings and financial condition, regulatory requirements and other factors our Board of Directors may deem relevant.

The Company’s Annual Meeting of Shareholders is scheduled for May 9, 2013 in Madison, Connecticut.

Purchases of Equity Securities by the Company – In May 2005, the Company adopted a common stock repurchase program (Share Repurchase Program).  The Share Repurchase Program allows the Company to repurchase up to 10% of its outstanding common stock, at a price or prices that are deemed appropriate.  As of December 31, 2012, no shares have been repurchased.  Currently, the Company has no plans to repurchase shares under the Share Repurchase Program.

Performance Graph – Set forth below is a line graph comparing the cumulative total shareholder return for each of the years 2008 – 2012 on the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies in the Standard & Poor’s 500 Index and the Standard and Poor’s 500 Utility Index.

ITEM 6. SELECTED FINANCIAL INFORMATION

SUPPLEMENTAL INFORMATION (Unaudited)

SELECTED FINANCIAL DATA
Years Ended December 31, (thousands of dollars except per share amounts and where otherwise indicated)
	2012	2011	2010	2009	2008
CONSOLIDATED STATEMENTS OF INCOME
Continuing Operations
Operating Revenues	$83,838	$69,402	$66,408	$59,391	$61,270
Operating Expenses	$64,229	$53,842	$52,573	$47,003	$47,874
Other Utility Income, Net of Taxes	$812	$847	$742	$704	$579
Total Utility Operating Income	$20,421	$16,407	$14,577	$13,092	$13,975
Interest and Debt Expense	$8,581	$5,674	$5,853	$4,744	$5,198
Net Income	$13,640	$11,300	$9,798	$10,209	$9,424
Cash Common Stock Dividends Paid	$8,467	$8,196	$7,942	$7,671	$7,373
Dividend Payout Ratio from Continuing Operations	62%	73%	81%	75%	78%
Weighted Average Common Shares Outstanding	8,763,418	8,610,070	8,531,741	8,447,950	8,377,428
Basic Earnings Per Common Share from Continuing Operations	$1.55	$1.31	$1.14	$1.20	$1.12
Number of Shares Outstanding at Year End	10,939,486	8,755,398	8,676,849	8,573,744	8,463,269
ROE on Year End Common Equity	7.4%	9.6%	8.7%	9.4%	9.1%
Declared Common Dividends Per Share	$0.960	$0.940	$0.920	$0.900	$0.880
CONSOLIDATED BALANCE SHEET
Common Stockholders' Equity	$185,349	$118,189	$113,191	$108,569	$103,476
Long-Term Debt (Consolidated, Excluding Current Maturities)	178,475	135,256	111,675	111,955	92,227
Preferred Stock	772	772	772	772	772
Total Capitalization	$364,596	$254,217	$225,638	$221,296	$196,475
Stockholders' Equity (Includes Preferred Stock)	51%	47%	51%	49%	53%
Long-Term Debt	49%	53%	49%	51%	47%
Net Utility Plant	$447,911	$360,027	$344,219	$325,202	$299,233
Total Assets	$578,975	$442,931	$424,199	$415,276	$372,431
Book Value - Per Common Share	$16.94	$13.50	$13.05	$12.66	$12.23
OPERATING REVENUES BY REVENUE CLASS
Residential	$50,783	$43,656	$42,103	$36,471	$37,963
Commercial	10,138	8,621	7,725	6,729	7,150
Industrial	3,080	1,817	1,755	1,459	1,822
Public Authority	2,675	2,253	2,280	1,926	2,027
Fire Protection	15,592	11,890	11,430	10,958	10,606
Other (Including Non-Metered Accounts)	1,570	1,165	1,115	1,848	1,702
Total Operating Revenues	$83,838	$69,402	$66,408	$59,391	$61,270
Number of Customers (End of Year)	121,791	90,023	89,402	88,534	87,361
Billed Consumption (Millions of Gallons)	8,332	6,616	6,958	6,472	6,895
Number of Employees	259	198	204	225	226

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Executive Overview

Connecticut Water Service, Inc. (the Company) is a non-operating holding company, whose income is derived from the earnings of its five active wholly-owned subsidiary companies, as of December 31, 2012: The Connecticut Water Company (Connecticut Water), The Maine Water Company (Maine Water), The Biddeford & Saco Water Company (BSWC), New England Water Utility Services, Inc. (NEWUS), and Chester Realty Company (Chester Realty). Connecticut Water, Maine Water, and BSWC are our regulated water companies (collectively, the Regulated Companies).

Effective January 1, 2012, the Company completed the acquisition of Aqua Maine, Inc. (“AM”) from Aqua America, Inc. (“AA”) for a total cash purchase price, adjusted at closing, of $35.6 million.  Subsequent to the closing, the name of AM was changed to The Maine Water Company (“Maine Water”).  Maine Water is a public water utility regulated by the Maine Public Utilities Commission (“MPUC”) that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with the Company’s growth strategy and makes the Company the largest U.S. based publicly-traded water utility company in New England.  The acquisition expanded the Company’s footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  The Company accounted for the acquisition in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 805 Business Combinations ("FASB ASC 805"), including the purchase price allocation.

In February 2012, Connecticut Water acquired a small water system in Hebron, Connecticut for $130,000.  The water system serves three multi-unit apartment buildings.

On July 18, 2012, the Company announced that it had reached an agreement to acquire The Biddeford & Saco Water Company, pending a vote of BSWC shareholders, approval by the MPUC and the satisfaction of other various conditions. This acquisition added approximately 15,500 additional customers in the State of Maine, in the communities of Biddeford, Saco, Old Orchard Beach and Scarborough. Under the terms of the agreement, the acquisition was executed through a stock-for-stock merger transaction valued at approximately $12.0 million. On November 7, 2012, the MPUC approved the transaction and the Company completed the transaction on December 10, 2012. Holders of BSWC common stock received an aggregate of 380,254 shares of the Company's common stock in a tax-free exchange. The Company is accounting for the acquisition in accordance with FASB ASC 805. The Company is still in the process of completing the purchase price allocation as required by FASB ASC 805.

As previously announced, the Company issued 1,696,250 shares of Common Stock on December 18, 2012 at a price to the public of $29.25 per share, generating gross proceeds of $49.6 million and net proceeds of $47.5 million. Wells Fargo Securities served as sole book-runner for the offering. The offering was made pursuant to a “shelf” registration statement (including a prospectus) previously filed with and declared effective by the Securities and Exchange Commission in July 2012. The Company used the net proceeds to pay down approximately $21.0 million of interim bank loans payable and approximately $18.0 million of debt issued to acquire The Maine Water Company. Additionally, the Company intends to use the remaining proceeds for capital expenditures and other general corporate purposes. The Company has a target capital structure that is equally balanced with equity and debt, this equity issuance has brought the Company closer to that target structure.

In 2012, approximately 83% of the Company’s net income was attributable to the water activities of the Regulated Companies, which combined had 121,791 customers throughout 76 municipalities in Connecticut and Maine, as of December 31, 2012.  The rates charged for service by Connecticut Water are subject to review and approval by the Connecticut Public Utilities Regulatory Authority (PURA). The rates charged for service by Maine Water and BSWC are subject to review and approval by the Maine Public Utilities Commission (MPUC).

Recognizing the importance of timely infrastructure replacement and improvement, the Company, along with other investor-owned regulated water companies in the State of Connecticut, campaigned for the passage of the Water Infrastructure and Conservation Adjustment (WICA) Act in the Connecticut General Assembly, which was adopted in 2007.  WICA allows Connecticut Water to add a surcharge to customers’ bills, subject to an expedited review and approval by the PURA and no more than twice a year, to reflect the replacement of certain types of aging utility plant; principally water mains, meters, service lines and water conservation related investments. Similarly, the Maine Legislature is currently in the process of formalizing a Temporary Surcharge for Infrastructure Replacement and Repairs (TSIRR), a WICA-like mechanism that will allow for expedited recovery of infrastructure improvements. The Company expects that our Regulated Companies in the State of Maine will be able to take advantage of the surcharge in late 2013 or early 2014.

On January 25, 2013, Connecticut Water filed a WICA application with the PURA requesting an additional 1.08% surcharge to customer bills related to approximately $6.5 million spending on WICA projects. This application also reduced the surcharge by 0.09% for the prior year reconciliation adjustment which expires April 1, 2013.  On January 30, 2013, Connecticut Water filed for a 0.10% reconciliation adjustment for the 2012 shortfall in WICA, to become effective April 1, 2013.  If approved as filed, Connecticut Water’s cumulative WICA surcharge will be 6.82%.

The Company has and will continue to focus on minimizing operating costs that are passed along to its customers without sacrificing the quality service it values and the customers demand.  At the same time, the Company will continue to employ its current strategy of timely collection of appropriate costs and a fair rate of return for its shareholders through appropriate rates for its regulated water service.  As part of a broader organizational review, beginning in July 2010, the Company examined both its regulated and unregulated operations in Connecticut to ensure that it is maximizing the Company’s financial results while maintaining the high quality water and service our customers have come to expect.  During the third quarter of 2010, the Company conducted a targeted reduction in workforce that eliminated approximately 15 positions that centered on traditional managerial, officer and overhead positions.  The Company did not eliminate positions in direct service of its customers.  The Company recorded a pre-tax charge of approximately $786,000 related to this organizational review in 2010.  This charge represents the aggregate severance benefit provided to the employees leaving the Company, legal costs associated with the review and out placement services provided to the effected employees.  The Company will continue to evaluate all segments of its business and will make additional changes if warranted.

In 2012, Connecticut Water added 56 private well owners in our existing service territories.  In 2013 and beyond, our Regulated Companies will continue its efforts to tie-in private well owners whose homes are in close proximity to our mains.  Additionally, our Regulated Companies will continue to work with developers to encourage public water use for new residential construction within our Regulated Companies' service areas.

While the Company plans to file timely rate cases, continue to make acquisitions and, in the future, utilize the WICA and TSIRR adjustments to allow for more timely recovery of investment in utility plant, it will also look to NEWUS and its Maine subsidiaries to increase its earnings in unregulated businesses.  The Company will continue to seek out maintenance and service contracts with new customers and renew existing contracts that have proven to be beneficial to the Company, as well as to continue the expansion of the Linebacker® program. Currently, the Company anticipates that Connecticut Water may file with the PURA for its next general rate case in 2014. Maine Water expects that it will file a general rate case with the MPUC for at least three of its water systems at some point during 2013. BSWC expects that it will not file a rate case until 2014 at the earliest.

During 2010, the Company entered into discussions to sell approximately 175 acres of land to the Town of Plymouth, CT for open space purposes.  The Town was awarded a Watershed and Open Space Grant from the Connecticut Department of Environmental Protection to assist in purchasing the land.  This transaction allowed the Company to receive financial benefit by disposing of property that is no longer needed for public water supply purposes while at the same time supporting environmental stewardship by ensuring the property is permanently maintained as open space.  During 2012, the Company finalized the sale with the Town of Plymouth, Connecticut.  The Company and Town agreed on a sale price of $1.45 million, generating $982,000 in income in the Real Estate Transactions segment.

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

Revenue Recognition – The Company’s accounting policies regarding revenue recognition by segment are as follows:

Water Activities – Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as public and private fire protection customers who are billed monthly.  Most customers, except fire protection customers, are metered.  Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and are earned when water is delivered.  Public fire protection revenues are based on the length of the water main, and number of hydrants in service and are earned on a monthly basis.  Private fire protection charges are based on the diameter of the connection to the water main.  Our Regulated Companies accrue an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter.

Real Estate Transactions – Revenues are recorded when a sale or other transaction has been completed and title to the real estate has been transferred. Upon completion of any real estate transaction, the Company no longer has any continuing involvement in the property.

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

The discount rate assumption we use to value our pension and postretirement benefit obligations has a material impact on the amount of expense we record in a given period.  Our 2012 and 2011 pension expense was calculated using assumed discount rates of 4.60% and 5.50%, respectively. Our 2012 and 2011 post-retirement welfare expense was calculated using assumed discount rates of 4.40% and 5.35%, respectively.  In 2013, our pension and postretirement welfare expense will be calculated using assumed discount rates of 4.05% and 3.80%, respectively.  The following table shows how much a one percent change in our assumed discount rate would have changed our reported 2012 pension and postretirement expense:

	Increase (Decrease) in Pension Expense	Increase (Decrease) in Postretirement Expense
1% Increase in the discount rate	$(972,000)	$(177,000)
1% Decrease in the discount rate	$1,181,000	$207,000

Other assumptions that affect the costs associated with our benefit plans include the assumed rate of return on plan assets and the expected rate of compensation increase.  The Company has assumed an 7.25% return on plan investments for 2012 and 2011, and a 3.50% rate of compensation increase for our pension and post-retirement welfare plans, in 2012 and 2011.  The assumed health care trend rate was 10% at December 31, 2012 and 2011, respectively.

Goodwill – As part of the purchase of regulated water companies, the Company recorded goodwill of $31.7 million representing the amount of the purchase price over net book value of the assets acquired.  The Company accounts for goodwill in accordance with Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“FASB ASC 350”). For a roll forward of the Company's goodwill balance, see Note 15.

As part of FASB ASC 350, the Company is required to perform an annual goodwill impairment test, which we perform as of December 31 each year. We update the test between the annual testing if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The analysis of a potential impairment of goodwill requires a two step process. Step one of the test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit's fair value, step two must be performed to determine the amount, if any, of goodwill impairment loss. If the carrying value is less than fair value, further testing for goodwill impairment is not performed.

Step two of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill against the carrying value of the goodwill. In step two, determining the implied fair value of goodwill requires the valuation of a reporting unit's identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of the goodwill. The goodwill impairment charge, if any, would be the difference between the carrying amount of goodwill and the implied fair value of goodwill upon the completion of step two.

In performing the annual goodwill impairment test, for purposes of the step one analysis, the Company bases the determination of the fair value of its reporting unit on the income approach, which estimates the fair value based on discounted future cash flows. Based on the completion of step one of the annual impairment analysis, management determined that the fair value of the Water Activities reporting unit was greater than its carrying value.

We may be required to recognize an impairment of goodwill in the future due to market conditions or other factors that are beyond our control and unrelated to our performance. Those market events could include a decline in the forecasted results in our business plan, significant adverse rate case results, changes in capital investment budgets or changes in interest rates that could permanently impair the fair value of a reporting unit. Recognition of impairments of a significant portion of goodwill would negatively impact our reported results of operation and total capitalization, the effects of which could be material and could make it more difficult to maintain our credit ratings, secure financing on favorable terms, maintain compliance with debt covenants and meet expectations of our regulators.

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

The Company expects Net Income from its Water Activities segment to increase in 2013 over 2012 levels, based on the acquisition of BSWC, along with modest growth in its Services and Rentals segment.  During 2013 and subsequent years, the ability of the Company to maintain and increase its Net Income will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the section entitled “Commitments and

Contingencies” and the risks and uncertainties described in the “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors”.

FINANCIAL CONDITION
Liquidity and Capital Resources

The Company is not aware of any demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

On June 30, 2009, the Company entered into a $15 million line of credit agreement with CoBank, ACB, which was amended in May 2010, July 2011 and September 2012 and is currently scheduled to mature on July 1, 2014.  On October 12, 2012, the Company increased an additional line of credit from $15 million to $20 million, and extended its expiration date to June 30, 2014.  Due to the acquisition of BSWC, the total lines of credit available to the Company increased to $37.25 million due to BSWC's $2.25 million line of credit expiring June 30, 2013.  Interim Bank Loans Payable at December 31, 2012 and 2011 was approximately $1.7 million and $21.4 million, respectively, and represents the outstanding aggregate balances on these lines of credit.  As of December 31, 2012, the Company had $35.55 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates. As discussed below, the Company used a portion of the proceeds of a December 2012 equity issuance to pay down a portion of its outstanding balances on these lines of credit.

At December 31, 2012 and 2011, the weighted average interest rates on these short-term borrowings outstanding were 2.04% and 2.19%, respectively.

On January 1, 2012, the Company and CoBank entered into an amendment to the CoBank Agreement (the “Amendment”) and two additional Promissory Note and Single Advance Term Loan Supplements providing for two additional Term Loans to the Company (the “Term Loan Notes and Supplements”).  Under the terms of the Amendment and the Term Loan Notes and Supplements, on January 3, 2012 the Company borrowed from CoBank, in the aggregate, an additional $36.1 million of an available $40 million to be applied to the Company’s acquisition of the issued and outstanding capital stock of Aqua Maine, Inc. from Aqua America, Inc., as more fully described in Note 15 below.

Under one Term Loan Note and Supplement, CoBank loaned the Company $18.0 million, which Term Loan shall be repaid by the Company in 60 equal quarterly installments of principal and interest over a 15-year amortizing term, with the first installment paid on April 20, 2012 and the last installment due on January 20, 2027.  Under the other Term Loan Note and Supplement, as amended in September 2012, CoBank loaned the Company $18.1 million, which Term Loan shall be repaid by the Company in quarterly interest payments and repayment of the principal balance in full on the earlier of January 2, 2014 or upon the Company raising equity capital, in the aggregate, up to the outstanding amount owed under the second Term Note and Supplement. On December 12, 2012, the Company issued approximately 1.7 million shares of common stock and used a portion of the proceeds to pay off the second Term Note. See "Equity Issuance" below for more detail.

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

On August 3, 2012, Connecticut Water filed with PURA an application to refinance approximately $55 million of Connecticut Water's long-term debt. The application sought approval for Connecticut Water to issue four promissory notes in order to redeem five series of Connecticut Water's currently outstanding bonds. The Notes to be issued by Connecticut Water would have terms ranging from 8 to 20 years, will be unsecured and will have fixed interest rates, which would be lower than the rates on the currently outstanding bonds. On September 12, 2012, PURA issued a final decision allowing Connecticut Water to refinance the long-term debt.

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

On December 7, 2012, Maine Water entered into an amended and restated Master Loan Agreement with CoBank, pursuant to which CoBank loaned Maine Water $1,965,000, which proceeds were used by Maine Water to reimburse itself for the repayment in full on November 29, 2012 of all principal, accrued interest, premiums, surcharges and other amounts owed by Maine Water pursuant to its long-term bonds previously issued in 1999.

Capital Budget

In 2012, the Company spent $24.7 million on capital projects.  The Company used a combination of its internally generated funds, borrowing under its available lines of credit, and the December 2011 long term debt issuance to fund this construction budget.  On December 20, 2011, Connecticut Water completed the issuance of $22,050,000 aggregate principal amount of 5.00% fixed rate Water Facilities Revenue Bonds – Series 2011A with a maturity date of December 1, 2021 (the “Bonds”).  The Bonds are tax-exempt notes and were issued by the Connecticut Development Authority (the “Authority”).  The proceeds of issuance were loaned to Connecticut Water to be used by Connecticut Water to fund various water facilities projects.  The Bonds were issued under a Bond Purchase Agreement, a Loan Agreement and an Indenture.  Both of the Loan Agreement and the Indenture for the Bonds contain provisions that provide for the acceleration of the indebtedness upon the occurrence of an event of default (as defined in the Loan Agreement).  The Company received approximately $24,000,000 in cash in exchange for the issuance of bonds with an aggregate principal amount of $22,050,000 for a 10-year term and a 5% coupon.

December 2012 Equity Issuance

As previously announced, the Company issued 1,696,250 shares of Common Stock on December 18, 2012 at a price to the public of $29.25 per share, generating gross proceeds of $49.6 million and net proceeds of $47.5 million. Wells Fargo Securities served as sole book-runner for the offering. The offering was made pursuant to a “shelf” registration statement (including a prospectus) previously filed with and declared effective by the Securities and Exchange Commission in July 2012. The Company used the net proceeds to pay down approximately $21.0 million of interim bank loans payable and approximately $18.0 million of debt issued to acquire The Maine Water Company. Additionally, the Company intends to use the remaining proceeds for capital expenditures and other general corporate purposes. The Company has a target capital structure that is equally balanced with equity and debt, this equity issuance has brought the Company closer to that target structure.

The following table shows the total construction expenditures excluding non-cash contributed utility plant for each of the last three years and what we expect to invest on construction projects in 2013.

	Gross Construction Expenditures	Construction Funded by Developers & Others	Construction Funded by Company
2012	$25,933,000	$1,280,000	$24,653,000
2011	$24,012,000	$1,154,000	$22,858,000
2010	$26,692,000	$452,000	$26,240,000
2013 (Projected)	$31,100,000	**	$31,100,000

** – The Company cannot predict the amount of construction funded by others.

Credit Rating

On October 28, 2011, Standard & Poor's Ratings Services ("S&P") affirmed its 'A' corporate credit rating on the Company, however, S&P revised the Company’s ratings outlook from stable to negative.  The negative outlook reflected S&P’s expectation of weaker credit metrics as a result of the debt the Company planned to incur to complete the acquisition of Aqua Maine as well as additional near-term debt funding of the Company’s capital expenditure program.  S&P also indicated that if the Company were to issue a material amount of common equity in the future, this step could lead S&P to revise the outlook to stable.  On October 24, 2012, S&P reaffirmed this rating and outlook. While the Company completed a common equity offering in December of 2012 raising approximately $47.5 million of net proceeds for the Company, S&P has not yet revised their outlook.

Stock Plans

The Company offers a dividend reinvestment plan (DRIP) to all registered shareholders, customers and employees of our Regulated Companies, whereby participants can elect to have cash dividends directly reinvested into additional shares of the Company’s common stock.  During the years ended December 31, 2012 and 2011, participants reinvested $1,486,000 and $1,346,000, respectively, as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the year ended December 31, 2012, 23,235 options were exercised resulting in approximately $631,000 in proceeds to the Company.  During the year ended December 31, 2011, 5,671 options were exercised resulting in approximately $146,000 in proceeds to the Company.  For the same period in 2010, 14,074 options were exercised resulting in approximately $287,000 in proceeds to the Company.

Enterprise Resource Planning Implementation

With the implementation of Connecticut Water’s new Enterprise Resource Planning ("ERP") system in the first quarter of 2010, Connecticut Water delayed customer billings in order to verify the integrity of the system and the accuracy of those bills prior to mailing.

Connecticut Water has returned to normal billing and collection processes and does not anticipate delays in billing or collection in subsequent periods.  The delay in billing contributed to the increase in Connecticut Water’s bad debt expense for the years ending December 31, 2010 and 2011, due to the reserve policy based upon aging of the receivables.  During 2011 and 2012, Connecticut Water saw progress towards resolving the collection issues, primarily through the ability to charge interest and shut off customers for non-payment.  Connecticut Water has experienced a reduction in the age of its accounts receivable in 2012 due in part to the collection process changes referred to above.

Construction Expenditures

During 2012, the Company incurred approximately $25.9 million of construction expenditures, including approximately $1,280,000 funded by developers and others.  The Company financed the expenditures through internally generated funds, long-term debt issuances, proceeds from its dividend reinvestment plan, customers’ advances, contributions in aid of construction and short-term borrowings.

Our Board of Directors has approved a $31.3 million construction budget for 2013, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will use a combination of its internally generated funds and borrowing under its available lines of credit.

As the Company looks forward to 2013 and 2014, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery through periodic WICA and TSIRR applications.  The total cost of that investment is expected to exceed the amount of internally generated funds.  The Company expects to rely upon its internally generated funds and short-term borrowing facilities, to the extent required to meet any shortfall, over the next 12-24 months.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related persons.

The following table summarizes the Company’s future contractual cash obligations as of December 31, 2012:

Payments due by Periods
(in thousands)
Contractual Obligations	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	More than 5 years
Long-Term Debt (LTD)	$179,779	$1,304	$6,545	$7,023	$164,907
Interest on LTD	100,033	7,513	14,537	13,887	64,096
Operating Lease Obligations	146	96	28	20	2
Purchase Obligations (1) (2)	94,023	1,319	2,759	2,711	87,234
Long-Term Compensation Agreements (3)	58,017	4,259	12,215	12,125	29,418
Total (4) (5)	$431,998	$14,491	$36,084	$35,766	$345,657

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
(3) Pension and post retirement contributions cannot be reasonably estimated beyond 2013 and may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.  The amounts included for pension and post retirement contributions are management’s best estimate.
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

RESULTS OF OPERATIONS

Overview of 2012 Results from Operations

Net Income for 2012 was $13,640,000, or $1.55 basic earnings per share, an increase of $2,340,000, or $0.24 basic earnings per share, compared to 2011.  The increase in earnings was principally due to higher net income in our Water Activities due to the acquisitions of Maine Water and BSWC.  Changes in net income for our segments were as follows (in thousands):

Business Segment	2012 Net Income	2011 Net Income	Increase (Decrease)
Water Activities	$11,265	$10,123	$1,142
Real Estate	951	176	775
Services and Rentals	1,424	1,001	423
Total	$13,640	$11,300	$2,340

Water Activities

The increase in net income from Water Activities for 2012 over 2011 was $1,142,000 or 11.5%.  A breakdown of the components of this increase, including and excluding the impact of the Maine Water and BSWC acquisitions, was as follows (in thousands):

	Actual 2012	Actual 2011	Actual Increase (Decrease)	Maine Water and BSWC 2012	Adjusted Increase / (Decrease)
Operating Revenues	$83,838	$69,402	$14,436	$11,502	$2,934
Operation and Maintenance	40,326	32,662	7,664	5,431	2,233
Depreciation	9,782	7,773	2,009	1,616	393
Income Taxes	6,422	6,966	(544)	1,033	(1,577)
Taxes Other than Income Taxes	7,699	6,441	1,258	937	321
Other Utility Income	812	847	(35)	1	(36)
Other Deductions	(813)	(798)	(15)	(14)	(1)
Interest and Debt Expense (net of AFUDC)	8,343	5,486	2,857	998	1,859
Total Income from Water Activities	$11,265	$10,123	$1,142	$1,474	$(332)

Revenue from our water customers increased by $14,436,000, or 20.8%, to $83,838,000 for the year ended December 31, 2012 when compared to the same period in 2011.  The primary reasons for the increase in revenues was the added revenues associated with the acquisitions of Maine Water and BSWC which contributed $11,502,000 of revenue during the year ended December 31, 2012. Excluding those additional revenues, the Company saw an increase of $2,934,000, or 4.2%, for the year ended December 31, 2012. The primary drivers of higher revenues were the increased rates in 2012 associated with recurring WICA charges and an increase in customer late payment charges. The cumulative WICA surcharge effective at December 31, 2012 was 5.73% compared to 3.09% effective as at December 31, 2011.

Operation and Maintenance (O&M) expense increased in 2012 by $7,664,000, or 23.5%, during the year ended December 31, 2012 when compared to the same period in 2011 primarily due to the acquisitions of Maine Water and BSWC which contributed $5,431,000 of incremental O&M expense. The following table presents the components of O&M expense both including and excluding Maine Water and BSWC (in thousands):

Expense Components	Actual 2012	Actual 2011	Actual Increase (Decrease)	Maine Water and BSWC 2012	Adjusted Increase / (Decrease)
Pension	$3,683	$1,959	$1,724	$547	$1,177
Other benefits	1,260	569	691	169	522
Labor	13,466	11,187	2,279	2,048	231
Maintenance	2,781	2,185	596	383	213
Vehicles	1,795	1,636	159	13	146
Amston Lake water quality monitoring costs (non-labor)	139	—	139	—	139
Regulatory commission expense	427	232	195	77	118
Purchased water	1,398	1,204	194	129	65
Investor relations	615	555	60	—	60
Outside services	1,531	1,028	503	451	52
Medical	2,453	2,040	413	384	29
Utility costs	3,605	3,269	336	356	(20)
Property and liability insurance	1,020	977	43	108	(65)
Customer	1,217	1,155	62	215	(153)
Post retirement medical	851	1,129	(278)	12	(290)
Other	4,085	3,537	548	539	9
Total	$40,326	$32,662	$7,664	$5,431	$2,233

The increase in O&M expenses excluding the incremental expense as a result of the acquisition of Maine Water and BSWC, was approximately $2,233,000, or approximately 6.8%, in 2012 when compared to the same period in 2011.  The changes in individual items, excluding the impact of the acquisitions, are described below:

▪	Pension costs increased over the prior year primarily due to a reduction to the discount rate in 2012;

▪
The increase in Other benefits was primarily attributable to an increase in costs associated with awards made under the Performance Stock Program and costs associated with the Company's non-officer incentive plan;

▪	Labor costs increased by approximately 2.1% primarily due to regular wage and salary increases;

▪
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

▪	Regulatory commission expense increased primarily due to higher statutory fees and costs associated with cases heard before PURA.

The increases detailed above were offset by the following decreases to O&M expense:

▪	Utility costs decreased primarily due to increased efficiency at our locations after conducting energy audits;

▪
The decrease in Customer costs was primarily driven by the reduction in bad debt expense in the year ended December 31, 2012 compared to the same period of 2011 due to the progress made in resolving issues related to the 2010 ERP implementation discussed above.  Partially offsetting this decrease was an increase in collection costs; and

▪	Post-retirement medical costs decreased primarily due to changes to the plan made in May 2011 that limited life time benefits to $100,000.

The Company’s Depreciation expense increased $2,009,000, or 25.8%, from 2012 to 2011.  Excluding the impact of the acquisitions of Maine Water and BSWC, the increase in depreciation expense was $393,000, or 5.1%. The primary driver of the increase in Depreciation expense was a higher Utility Plant balance in 2012.

Income Tax expense associated with Water Activities decreased by $544,000 in the year ended December 31, 2012 when compared to the same period in 2011 due to a lower effective tax rate. Excluding the impact of Maine Water and BSWC, Income Tax expense decreased by $1,577,000. The primary driver of the lower effective income tax rate was the flow-through benefit associated with the recently completed refinancing of $54.6 million of long-term debt.

Total Interest and Debt Expense increased by $2,857,000 in the year ended December 31, 2012 when compared to the same period in 2011. Excluding the impact of Maine Water and BSWC, Interest and Debt Expense increased by $1,859,000. The primary driver of this increase was the December 2011 Connecticut Water debt issuance of $24 million and interest costs associated with the approximately $36 million debt incurred to acquire Maine Water.

Real Estate

Income from the Real Estate segment is largely dependent on the tax deductions received on donations and, or, sales of available land.  This typically occurs when utility-owned land is deemed to be unnecessary to protect water sources.  During 2012, the Company completed a previously announced sale of approximately 175 acres of land for open space purposes to the Town of Plymouth, Connecticut. The transaction generated $1.45 million of revenue for the Real Estate segment and $982,000 in net income for the segment. During the third quarter of 2012, the Company made adjustments to tax reserves related to land sales in previous periods that lowered the Company's net income from this segment to $951,000 for the year ended December 31, 2012.

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

Services and Rentals

Net income generated from the Services and Rental segment increased in 2012 by $423,000 over 2011 levels, approximately $134,000 of this increase was attributable to Maine Water.  The remainder of the increase was primarily due to an increase in revenues and decreases in general and administrative expenses in 2012.

Overview of 2011 Results from Operations

Net Income for 2011 was $11,300,000, or $1.31 basic earnings per share, an increase of $1,502,000, or $0.17 basic earnings per share, compared to 2010.  The increase in earnings was principally due to higher net income in our Water Activities and Services and Rentals segments partially offset by lower net income in our Real Estate segment.  Changes in net income for our segments were as follows (in thousands):

Business Segment	2011 Net Income	2010 Net Income	Increase (Decrease)
Water Activities	$10,123	$8,669	$1,454
Real Estate	176	230	(54)
Services and Rentals	1,001	899	102
Total	$11,300	$9,798	$1,502

Water Activities

The increase in net income from Water Activities for 2011 over 2010 was $1,454,000 or 16.8%.  A breakdown of the components of this increase was as follows (in thousands):

	2011	2010	Increase (Decrease)
Operating Revenues	$69,402	$66,408	$2,994
Operation and Maintenance	32,662	33,105	(443)
Depreciation	7,773	7,088	685
Income Taxes	6,966	5,323	1,643
Taxes Other than Income Taxes	6,441	6,271	170
Organizational Review Charge	—	786	(786)
Other Utility Income	847	742	105
Other Deductions	(798)	(226)	(572)
Interest and Debt Expense (net of AFUDC)	5,486	5,682	(196)
Total Income from Water Activities	$10,123	$8,669	$1,454

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

Operation and Maintenance (O&M) expense decreased in 2011 by $443,000 due to the following changes in expenses (in thousands):

Components of O&M	2011	2010	Increase (Decrease)
Maintenance	$2,185	$1,783	$402
Other employee benefit costs	645	351	294
Medical expense	1,964	1,714	250
Vehicle	1,636	1,481	155
Post-retirement medical costs	1,128	983	145
Investor relations	555	475	80
Customer	1,154	1,075	79
Regulatory commission expense	232	301	(69)
Property & liability insurance	978	1,071	(93)
Water treatment (including chemicals)	2,389	2,553	(164)
Utility costs	3,269	3,527	(258)
Outside services	1,028	1,404	(376)
Labor	11,187	12,093	(906)
Other	4,312	4,294	18
Total O&M Expense	$32,662	$33,105	$(443)

Operation and Maintenance costs for the year ended December 31, 2011 saw a decrease of 1.3%, primarily due to the Company’s continued focus on cost containment.  The following items contributed to the decrease in O&M expense as a result of that focus:

▪
Labor costs decreased in 2011 primarily due to the workforce reduction as part of the Organizational Review conducted in the third quarter of 2010.  The Company’s headcount decreased by approximately 25 people as compared to the beginning of 2010;

▪
Outside services decreased by $376,000 during 2011 due primarily to a reduction in consulting and legal fees.  The reduction in consulting costs was primarily due to training services provided prior to the launch of the Company’s Enterprise Resource Planning (ERP) system in early 2010;

▪
Utility costs decreased by approximately 7% when compared to 2010 due to reduced electrical costs.  In December 2010, the Company received lower rates on its electricity through new suppliers and improved efficiency at many of our facilities through the completion of energy audits; and

▪
Property and liability insurance expense decreased by $93,000 due to cost reductions in our package and workers’ compensation policies.  Workers’ compensation decreased primarily due to the Organizational Review and the corresponding headcount reduction.

Non-cost containment O&M decreases consisted of the following:

▪	Water treatment costs decreased by 6% primarily due to a decrease in water production in 2011 when compared to 2010; and

▪
Regulatory commission expense decreased by $69,000 due to the deferral of costs associated with a PURA docket examining the feasibility of uniform methodology for determining return on equity for water companies.

The decreases detailed above were offset by the following increases to O&M expense:

▪
Maintenance expense increased by $402,000 in 2011 when compared to 2010 primarily due to an increase in the cost to repair main breaks and increased computer maintenance costs, including the costs to maintain the ERP system implemented in 2010;

▪
Other employee benefit costs increased by $294,000 primarily due to the introduction of a non-officer incentive program offered to certain managers for enacting cost reducing measures that will return savings in future years.  Additionally, costs related to certain stock based compensation increased during 2011;

▪
The Company saw an increase in its Medical expense primarily as a result of an increase in the cost of claims and the administration of the plan, offset by a decrease in dental claims and administration;

▪
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

▪	Investor relations costs increased by $80,000 primarily due to increases in directors’ fees and expenses and an increase in the cost to prepare and print the Company’s proxy statement; and

▪
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

Reverse Privatization – Our Regulated Companies derive their rights and franchises to operate from state laws that are subject to alteration, amendment or repeal, and do not grant permanent exclusive rights to our service areas.  Our franchises are free from burdensome restrictions, are unlimited as to time, and authorize us to sell potable water in all towns we now serve.  There is the possibility that states could revoke our franchises and allow a governmental entity to take over some or all of our systems.  From time to time such legislation is contemplated.

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

Legal Proceedings – We are involved in various legal proceedings from time to time. Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which we, or any of our subsidiaries are a party, or to which any of our properties is subject, that presents a reasonable likelihood of a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Rate Relief – Connecticut Water is a regulated public utility, which provides water services to its customers.  The rates that regulated companies charge their water customers are subject to the jurisdiction of the regulatory authority of the PURA.  Connecticut Water’s allowed rate of return on equity and return on rate base are currently 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2012 were 10.00% and 8.31%, respectively.  BSWC’s allowed return on equity, as of December 31, 2012 was 10.00%.

In 2007, the State of Connecticut adopted legislation which permits regulated water companies to recapture money spent on eligible infrastructure improvements without a full rate case proceeding.  The PURA may authorize regulated water companies to use a rate adjustment mechanism, such as a Water Infrastructure and Conservation Adjustment (WICA), for eligible projects completed and in service for the benefit of the customers.  Regulated water companies may only charge customers such an adjustment to the extent allowed by the PURA based on a water company’s infrastructure assessment report, as approved by the PURA and upon semiannual filings which reflect plant additions consistent with such report. Similarly, the Maine Legislature is currently in the process of formalizing a Temporary Surcharge for Infrastructure Replacement and Repairs, a WICA-like mechanism that will allow for expedited recovery of infrastructure improvements. The Company expects that our Regulated Companies in the State of Maine will be able to take advantage of the surcharge in late 2013 or early 2014.

Land Dispositions – The Company and its subsidiaries own additional parcels of land in Connecticut and Maine, which may be suitable in the future for disposition, either by sale or by donation to municipalities, other local governments or private charitable entities.  These additional parcels would include certain Class I and II parcels previously identified for long term conservation by the Connecticut Department of Energy and Environmental Protection (DEEP), which have restrictions on development and resale based on provisions of the Connecticut General Statutes.

Capital Expenditures – The Company has received approval from its Board of Directors to spend $31.3 million on capital expenditures in 2013, in part due to increased spending primarily for infrastructure improvements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary market risk faced by the Company is interest rate risk.  As of December 31, 2012, the Company had no exposure to derivative financial instruments or financial instruments with significant credit risk or off-balance-sheet risks.  In addition, the Company is not subject in any material respect to any currency or other commodity risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries.  In November 2008, the Company was authorized by its Board of Directors to increase the available lines of credit from $21 million to $40 million.  On June 30, 2009, the Company entered into a $15 million line of credit agreement with CoBank, ACB, which was amended in May 2010, July 2011 and September 2012 and is currently scheduled to mature on July 1, 2014.  On October 12, 2012, the Company increased an additional line of credit from $15 million to $20 million, and extended its expiration date to June 30, 2014.  Due to the acquisition of BSWC, the total lines of credit available to the Company increased to $37.25 million due to BSWC's $2.25 million line of credit expiring June 30, 2013.  Interim Bank Loans Payable at December 31, 2012 and 2011 was approximately $1.7 million and $21.4 million, respectively, and represents the outstanding aggregate balances on these lines of credit.  As of December 31, 2012, the Company had $35.55 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of December 31, 2012, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  We have used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in conducting our evaluation of the effectiveness of the internal control over financial reporting.  On January 1, 2012 and December 10, 2012, the Company acquired Maine Water and BSWC, respectively. While the company has completed the process of incorporating its controls and procedures into Maine Water, management did not complete documentation, evaluation and testing of internal controls over Maine Water's financial reporting as of December 31, 2012. As of December 31, 2012, the Company has begun the process of incorporating its controls and procedures into BSWC, however, management did not complete documentation, evaluation and testing of internal controls over BSWC's financial reporting. Therefore, the company did not include Maine Water or BSWC in its assessment of the effectiveness of the company's internal controls over financial reporting as of December 31, 2012. Maine Water and BSWC represented approximately 10.8% and 3.7%, respectively, of the Company's total assets as of December 31, 2012 and approximately 12.4% and 0.2%, respectively, of the Company's total revenue for the year ended December 31, 2012. Based on our evaluation, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting – Other than the changes resulting from the acquisitions of Maine Water and BSWC discussed above, there were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

Pursuant to General Instruction G(3), the information called for by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed in EDGAR on or about March 29, 2013.  Certain information concerning the executive officers of the Company is included in Item 1 of this report.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1	Financial Statements:

The report of independent registered public accounting firm and the Company’s Consolidated Financial Statements listed in the Index to Consolidated Financial Statements on page F-1 hereof are filed as part of this report, commencing on page F-2

			Page
		Index to Consolidated Financial Statements and Schedule	39
		Report of Independent Registered Public Accounting Firm	40
		Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010	41
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	41
		Consolidated Balance Sheets at December 31, 2012 and 2011	42
		Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	43
		Notes to Consolidated Financial Statements	44
	2	Financial Statement Schedule:
		The following schedule of the Company is included on the attached page as indicated
		Schedule II Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2012, 2011 and 2010	79

All other schedules provided for in the applicable regulations of the Securities and Exchange Commission have been omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements or notes thereto.

(b)		Exhibits
		Exhibits for Connecticut Water Service Inc., are in the Index to Exhibits	73

Exhibits heretofore filed with the Securities and Exchange Commission as indicated below are incorporated herein by reference and made a part hereof as if filed herewith.  Exhibits marked by asterisk (* or **) are being filed or furnished herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income and cash flows present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Maine Water Company and Biddeford and Saco Water Company from its assessment of internal control over financial reporting as of December 31, 2012 because they were acquired by the Company in purchase business combinations during 2012. We have also excluded Maine Water Company and Biddeford and Saco Water Company from our audit of internal control over financial reporting. Maine Water Company and Biddeford and Saco Water Company are wholly-owned subsidiaries whose total assets and total revenues represent 14.5% and 12.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers, LLP

Florham Park, New Jersey
March 18, 2013

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, (in thousands, except per share data)	2012	2011	2010
Operating Revenues	$83,838	$69,402	$66,408
Operating Expenses
Operation and Maintenance	40,326	32,662	33,105
Depreciation	9,782	7,773	7,088
Income Taxes	6,422	6,966	5,323
Taxes Other Than Income Taxes	7,699	6,441	6,271
Organizational Review Charge	—	—	786
Total Operating Expenses	64,229	53,842	52,573
Net Operating Revenues	19,609	15,560	13,835
Other Utility Income, Net of Taxes	812	847	742
Total Utility Operating Income	20,421	16,407	14,577
Other Income (Deductions), Net of Taxes
Gain on Real Estate Transactions	951	176	230
Non-Water Sales Earnings	1,424	1,001	899
Allowance for Funds Used During Construction	238	188	171
Other	(813)	(798)	(226)
Total Other Income (Deductions), Net of Taxes	1,800	567	1,074
Interest and Debt Expenses
Interest on Long-Term Debt	7,612	4,602	4,628
Other Interest Charges	575	651	784
Amortization of Debt Expense	394	421	441
Total Interest and Debt Expenses	8,581	5,674	5,853
Net Income	13,640	11,300	9,798
Preferred Stock Dividend Requirement	38	38	38
Total Net Income Applicable to Common Stock	$13,602	$11,262	$9,760
Weighted Average Common Shares Outstanding:
Basic	8,763	8,610	8,532
Diluted	8,900	8,720	8,633
Earnings Per Common Share:
Basic	$1.55	$1.31	$1.14
Diluted	$1.53	$1.29	$1.13
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, (in thousands)	2012	2011	2010

Net Income Applicable to Common Stock	$13,602	$11,262	$9,760
Other Comprehensive Income, net of tax
Qualified cash flow hedging instrument net of tax benefit of $1
in 2012, 2011, and 2010, respectively	3	3	3
Adjustment to post-retirement benefit plans, net of tax (benefit)
expense of $(389), $(231), and $12 in 2012, 2011 and 2010, respectively	(566)	(361)	16
Unrealized Investment gain (loss), net of tax expense of $40,
$31 and $30 in 2012, 2011 and 2010, respectively	60	(31)	47
Other Comprehensive (Loss)/Income, net of tax	$(503)	$(389)	$66
Comprehensive Income	$13,099	$10,873	$9,826

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED BALANCE SHEETS
December 31, (in thousands, except share amounts)	2012	2011
ASSETS
Utility Plant	$611,787	$487,540
Construction Work in Progress	7,734	6,160
	619,521	493,700
Accumulated Provision for Depreciation	(171,610)	(133,673)
Net Utility Plant	447,911	360,027
Other Property and Investments	6,394	5,563
Cash and Cash Equivalents	13,150	1,012
Accounts Receivable (Less Allowance, 2012 - $1,058; 2011 - $1,088)	11,526	8,436
Accrued Unbilled Revenues	7,233	6,477
Materials and Supplies, at Average Cost	1,629	1,126
Prepayments and Other Current Assets	2,824	1,830
Total Current Assets	36,362	18,881
Restricted Cash	9,820	15,930
Unamortized Debt Issuance Expense	7,411	7,296
Unrecovered Income Taxes - Regulatory Asset	9,871	7,355
Pension Benefits - Regulatory Asset	18,319	13,862
Post-Retirement Benefits Other Than Pension - Regulatory Asset	3,022	3,967
Goodwill	31,685	3,608
Deferred Charges and Other Costs	8,180	6,442
Total Regulatory and Other Long-Term Assets	88,308	58,460
Total Assets	$578,975	$442,931
CAPITALIZATION AND LIABILITIES
Common Stockholders' Equity:
Common Stock Without Par Value:
Authorized - 25,000,000 Shares - Issued and Outstanding:
2012 - 10,939,486; 2011 - 8,755,398	$134,873	$72,345
Retained Earnings	51,804	46,669
Accumulated Other Comprehensive Loss	(1,328)	(825)
Common Stockholders' Equity	185,349	118,189
Preferred Stock	772	772
Long-Term Debt	178,475	135,256
Total Capitalization	364,596	254,217
Current Portion of Long-Term Debt	1,304	—
Interim Bank Loans Payable	1,660	21,372
Accounts Payable and Accrued Expenses	10,016	7,166
Accrued Taxes	—	302
Accrued Interest	889	1,002
Other Current Liabilities	2,008	586
Total Current Liabilities	15,877	30,428
Advances for Construction	31,030	32,517
Contributions in Aid of Construction	77,372	60,679
Deferred Federal and State Income Taxes	40,869	31,075
Unfunded Future Income Taxes	8,992	7,355
Long-Term Compensation Arrangements	36,430	25,232
Unamortized Investment Tax Credits	1,490	1,313
Other Long-Term Liabilities	2,319	115
Total Long-Term Liabilities	198,502	158,286
Commitments and Contingencies
Total Capitalization and Liabilities	$578,975	$442,931

The accompanying notes are an integral part of these consolidated financial statements.

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, (in thousands)	2012	2011	2010
Operating Activities:
Net Income	$13,640	$11,300	$9,798
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Deferred Revenues	239	239	239
Allowance for Funds Used During Construction	(239)	(188)	(171)
Depreciation (including $270 in 2012, $812 in 2011, and $806 in 2010 charged to other accounts)	10,052	8,585	7,894
Gain on Sale of Land	(951)	(176)	(230)
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues	(1,333)	1,566	(4,561)
(Increase) Decrease in Other Current Assets	(24)	40	(380)
Decrease in Other Non-Current Items, net	5,645	2,681	968
Increase in Accounts Payable, Accrued Expenses and Other Current Liabilities	166	138	1,272
(Decrease) Increase in Deferred Income Taxes and Investment Tax Credits, Net	(826)	2,164	1,938
Total Adjustments	12,729	15,049	6,969
Net Cash and Cash Equivalents Provided by Operating Activities	26,369	26,349	16,767
Investing Activities:
Company Financed Additions to Utility Plant	(24,653)	(22,858)	(26,240)
Advances from Others for Construction	(1,041)	(966)	(281)
Net Additions to Utility Plant Used in Continuing Operations	(25,694)	(23,824)	(26,521)
Purchase of water systems, net of cash acquired	(35,754)	(216)	(297)
Purchase of customer contracts	—	—	(900)
Proceeds on Real Estate Transactions	1,450	—	—
Release of Restricted Cash	6,117	1,226	11,460
Net Cash and Cash Equivalents Used in Investing Activities	(53,881)	(22,814)	(16,258)
Financing Activities:
Net Proceeds from Interim Bank Loans	1,660	21,372	26,342
Net Repayment of Interim Bank Loans	(21,372)	(26,342)	(25,000)
Repayment of Long-Term Debt Including Current Portion	(75,430)	(410)	(280)
Proceeds from Issuance of Long-Term Debt	92,840	8,061	—
Proceeds from Issuance of Common Stock	51,101	1,346	1,358
Proceeds from Exercise of Stock Options	631	146	287
Costs Incurred to Issue Long-Term Debt and Common Stock	(2,316)	(380)	(2)
Advances from Others for Construction	1,041	966	281
Cash Dividends Paid	(8,505)	(8,234)	(7,980)
Net Cash and Cash Equivalents Provided by (Used in) Financing Activities	39,650	(3,475)	(4,994)
Net Increase (Decrease) in Cash and Cash Equivalents	12,138	60	(4,485)
Cash and Cash Equivalents at Beginning of Year	1,012	952	5,437
Cash and Cash Equivalents at End of Year	$13,150	$1,012	$952
Non-Cash Investing and Financing Activities:
Stock for stock acquisition of Biddeford & Saco Water Company	$12,012	$—	$—
Non-Cash Contributed Utility Plant (see Note 1 for details)	$1,089	$334	$707
Short-term Investment of Bond Proceeds Held in Trust	$9,820	$15,930	$1,226
Supplemental Disclosures of Cash Flow Information:
Cash Paid for Continuing Operations During the Year for:
Interest	$8,488	$5,432	$5,478
State and Federal Income Taxes	$6,161	$5,347	$3,814
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
The Maine Water Company (“Maine Water”)
The Biddeford & Saco Water Company (“BSWC”)
Chester Realty, Inc. (“Chester Realty”)
New England Water Utility Services, Inc. (“NEWUS”)
Barnstable Holding Company (“Barnstable Holding”)

As of December 31, 2012, Connecticut Water, Maine Water and BSWC were our regulated public water utility companies (collectively the “Regulated Companies”), which served 121,791 customers in 76 towns throughout Connecticut and Maine.

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

Certain reclassifications have been made to conform previously reported data to the current presentation. In addition to these reclassifications, the prior year financial statements have been revised to adjust the unfunded future income taxes related to plant and pension and other postretirement benefits. The adjustment was recorded to the prior year consolidated balance sheet which resulted in a decrease to the unfunded future income taxes by $21.9 million and a decrease to the associated unrecovered income taxes - regulatory asset by $21.9 million.

PUBLIC UTILITY REGULATION – Connecticut Water is subject to regulation for rates and other matters by the Connecticut Public Utility Regulatory Authority (“PURA”), formerly the Department of Public Utility Control and follows accounting policies prescribed by the PURA.  Maine Water and BSWC are subject to regulation for rates and other matters by the Maine Public Utilities Commission ("MPUC"). The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which includes the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 980 “Regulated Operations” (“FASB ASC 980”).  FASB ASC 980 requires cost-based, rate-regulated enterprises, such as Connecticut Water, to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which the costs would be charged to expense by an unregulated enterprise.  The balance sheets include regulatory assets and liabilities as appropriate, primarily related to income taxes and post-retirement benefit costs.  In accordance with FASB ASC 980, costs which benefit future periods, such as tank painting, are expensed over the periods they benefit. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FASB ASC 980.

CONNECTICUT WATER SERVICE, INC.

Regulatory assets and liabilities are comprised of the following:

(in thousands)	December 31,
	2012	2011
Assets:
Pension and postretirement benefits	$21,341	$17,829
Unrecovered income taxes and other	9,871	7,355
Deferred revenue (included in deferred charges)	3,644	3,883
Other (included in deferred charges)	3,151	2,464
Total regulatory assets	$38,007	$31,531
Liabilities:
Other (included in other current liabilities)	$499	$—
Unamortized Investment Tax Credits	1,490	1,313
Unfunded future income taxes and other	11,215	7,355
Total regulatory liabilities	$13,204	$8,668

Pension and postretirement benefits include costs in excess of amounts funded.  The Company believes these costs will be recoverable in future years, through rates, as funding is required and has recorded regulatory assets for those costs.  The recovery period is dependent on contributions made to the plans and the discount rate used to value the obligations.

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

REVENUES – The Company’s accounting policies regarding revenue recognition by segment are as follows:

Water Activities – Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as public and private fire protection customers who are billed monthly.  Most customers, except fire protection customers, are metered.  Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and are earned when water is delivered.  Public fire protection revenues are based on the length of the water main, and number of hydrants in service and are earned on a monthly basis.  Private fire protection charges are based on the diameter of the connection to the water main.  Our Regulated Companies accrue an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter, which is reflected as Accrued Unbilled Revenues in the accompanying balance sheets.

Real Estate Transactions – Revenues are recorded when a sale or other transaction has been completed and title to the real estate has been transferred. Upon completion of any real estate transaction, the Company no longer has any continuing involvement in the property.

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

CONNECTICUT WATER SERVICE, INC.

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

Our Regulated Companies’ allowed rate of return on rate base is used to calculate its AFUDC.

Customers’ Advances For Construction, Contributed Plant and Contributions In Aid Of Construction –Under the terms of construction contracts with real estate developers and others, the Regulated Companies periodically receive either advances for the costs of new main installations or title to the main after it is constructed and financed by the developer.  Refunds are made, without interest, as services are connected to the main, over periods not exceeding fifteen years and not in excess of the original advance.  Unrefunded balances, at the end of the contract period, are credited to contributions in aid of construction (CIAC) and are no longer refundable.

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

The components that comprise Net Additions to Utility Plant during the last three years ending December 31 are as follows:

(in thousands)	2012	2011	2010
Additions to Utility Plant:
Company Financed	$24,653	$22,858	$26,240
Allowance for Funds Used During Construction	239	188	171
Subtotal – Utility Plant Increase to Rate Base	24,892	23,046	26,411
Advances from Others for Construction	1,041	966	281
Net Additions to Utility Plant	$25,933	$24,012	$26,692

Depreciation – Depreciation is computed on a straight-line basis at various rates as approved by the state regulator on a company by company basis.  Depreciation allows the Company to recover the investment in utility plant over its useful life.  The overall consolidated company depreciation rate, based on the average balances of depreciable property, was 2.0%, 1.8%, and 1.7% for 2012, 2011, and 2010, respectively.

INCOME TAXES – The Company provides income tax expense for its utility operations in accordance with the regulatory accounting policies of the applicable jurisdictions.  The Company's income tax provision is calculated on a separate return basis. The Connecticut PURA requires the flow-through method of accounting for most state tax temporary differences as well as for certain federal temporary differences. The MPUC requires the flow-through method of accounting for most state temporary differences and normalized accounting for most federal temporary differences.

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

UNAMORTIZED DEBT ISSUANCE EXPENSE – The issuance costs of long-term debt, including the remaining balance of issuance costs on long-term debt issues that have been refinanced prior to maturity, and related call premiums, are amortized over the respective lives of the outstanding debt, as approved by the PURA and the MPUC.

GOODWILL – As part of the purchase of regulated water companies, the Company recorded goodwill of $31.7 million representing the amount of the purchase price over net book value of the assets acquired.  The Company accounts for goodwill in accordance with Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“FASB ASC 350”). For a roll forward of the Company's goodwill balance, see Note 15.

As part of FASB ASC 350, the Company is required to perform an annual goodwill impairment test, which we perform as of December 31 each year. We update the test between the annual testing if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The analysis of a potential impairment of goodwill requires a two step process. Step one of the test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit's fair value, step two must be performed to determine the amount, if any, of goodwill impairment loss. If the carrying value is less than fair value, further testing for goodwill impairment is not performed.

Step two of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill against the carrying value of the goodwill. In step two, determining the implied fair value of goodwill requires the valuation of a reporting unit's identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of the goodwill. The goodwill impairment charge, if any, would be the difference between the carrying amount of goodwill and the implied fair value of goodwill upon the completion of step two.

In performing the annual goodwill impairment test, for purposes of the step one analysis, the Company bases the determination of the fair value of its reporting unit on the income approach, which estimates the fair value based on discounted future cash flows. Based on the completion of step one of the annual impairment analysis, management determined that the fair value of the Water Activities reporting unit was greater than its carrying value.

We may be required to recognize an impairment of goodwill in the future due to market conditions or other factors that are beyond our control and unrelated to our performance. Those market events could include a decline in the forecasted results in our business plan, significant adverse rate case results, changes in capital investment budgets or changes in interest rates that could permanently impair the fair value of a reporting unit. Recognition of impairments of a significant portion of goodwill would negatively impact our reported results of operation and total capitalization, the effects of which could be material and could make it more difficult to maintain our credit ratings, secure financing on favorable terms, maintain compliance with debt covenants and meet expectations of our regulators.

CONNECTICUT WATER SERVICE, INC.

EARNINGS PER SHARE – The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the years ended December 31:

Years ended December 31,	2012	2011	2010
Numerator (in thousands)
Basic Net Income Applicable to Common Stock	$13,602	$11,262	$9,760
Diluted Net Income Applicable to Common Stock	$13,602	$11,262	$9,760
Denominator (in thousands)
Basic Weighted Average Shares Outstanding	8,763	8,610	8,532
Dilutive Effect of Stock Awards	137	110	101
Diluted Weighted Average Shares Outstanding	8,900	8,720	8,633
Earnings per Share
Basic Earnings per Share	$1.55	$1.31	$1.14
Dilutive Effect of Stock Awards	0.02	0.02	0.01
Diluted Earnings per Share	$1.53	$1.29	$1.13

NEW ACCOUNTING PRONOUNCEMENTS – In February 2013, the FASB issued updated accounting guidance to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). The update requires an entity to present information about the amounts reclassified from AOCI in their financial statements in either a single note or parenthetically on the face of the financial statements. The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company will adopt the provisions of the updated guidance for its quarterly reporting period beginning January 1, 2013, and the Company does not expect the adoption of the revised guidance to have an impact on the Company's consolidated results of operations or consolidated financial position.
In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to increase transparency around valuation inputs and investment categorization. This guidance is effective for interim and annual periods beginning on January 1, 2012 and is required to be applied prospectively. The adoption of this guidance in the first quarter of 2012 did not have a significant impact on the Company's consolidated results of operations or consolidated financial position.

NOTE 2:  INCOME TAX EXPENSE

Under ASC 740, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. From time to time, the Company is assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  There were no such charges for the years ending December 31, 2012, 2011, and 2010.  Additionally, there were no accruals relating to interest, penalties, or uncertain tax positions as of December 31, 2012 and 2011.  The Company remains subject to examination by federal authorities for the 2010 and 2011 tax years, and the state authorities for the 2009 through 2011 tax years.  The Internal Revenue Service commenced an examination of the Company’s federal income tax return for the 2009 tax year during the second quarter of 2011.  The Company received notification in December of 2011 that no change will be made to the 2009 federal tax liability.

CONNECTICUT WATER SERVICE, INC.

Income Tax Expense for the years ended December 31, is comprised of the following:

(in thousands)	2012	2011	2010
Federal Classified as Operating Expense	$6,103	$6,709	$5,513
Federal Classified as Other Utility Income	427	424	368
Federal Classified as Other Income
Land Sales and Donations	477	(176)	(230)
Non-Water Sales	748	558	487
Other	(900)	(276)	(257)
Total Federal Income Tax Expense	6,855	7,239	5,881
State Classified as Operating Expense	319	257	(190)
State Classified as Other Utility Income	121	112	97
State Classified as Other Income
Land Sales and Donations	(97)	—	—
Non-Water Sales	180	143	120
Other	(47)	(75)	(43)
Total State Income Tax Expense	476	437	(16)
Total Income Tax Expense	$7,331	$7,676	$5,865

The components of the Federal and State income tax provisions are:

(in thousands)	2012	2011	2010
Current Income Taxes
Federal	$4,747	$5,002	$3,902
State	511	428	338
Total Current	5,258	5,430	4,240
Deferred Income Taxes, Net
Federal
Investment Tax Credit	(71)	(63)	(61)
Deferred Revenue	(77)	(75)	(75)
Land Donations	29	392	201
Depreciation	2,411	1,990	1,909
Other	(184)	(7)	5
Total Federal	2,108	2,237	1,979
State
Land Donations	(83)	—	—
Other	48	9	(354)
Total State	(35)	9	(354)
Total Deferred Income Taxes	2,073	2,246	1,625
Total Income Tax	$7,331	$7,676	$5,865

CONNECTICUT WATER SERVICE, INC.

Deferred income tax (assets) and liabilities are categorized as follows on the Consolidated Balance Sheets:

(in thousands)	2012	2011
Unrecovered Income Taxes	$(9,871)	$(7,355)
Deferred Federal and State Income Taxes	40,869	31,075
Unfunded Future Income Taxes	8,992	7,355
Unamortized Investment Tax Credits	1,490	1,313
Other	(207)	(185)
Net Deferred Income Tax Liability	$41,273	$32,203

Net deferred income tax liability increased from December 31, 2011 to December 31, 2012 due to the current year tax effects of temporary differences mostly related to accelerated depreciations, and from the purchase of Maine Water and BSWC.

Deferred income tax (assets) and liabilities are comprised of the following:

(in thousands)	2012	2011
Tax Credit Carryforward (1)	$(2,487)	$(2,533)
Prepaid Income Taxes on CIAC	(66)	4
Net Operating Loss Carryforwards (2)	(385)	—
Other Comprehensive Income	(842)	(486)
Accelerated Depreciation	46,379	34,548
Unamortized Investment Tax Credits	1,490	1,313
Other	(2,816)	(643)
Net Deferred Income Tax Liability	$41,273	$32,203

(1)	State tax credit carry-forwards expire beginning in 2013 and ending in 2037.

(2)	Net operating loss carry-forwards expire beginning 2029 and ending in 2032.

The calculation of Pre-Tax Income is as follows:

(in thousands)	2012	2011	2010
Pre-Tax Income
Net Income	$13,640	$11,300	$9,798
Income Taxes	7,331	7,676	5,865
Total Pre-Tax Income	$20,971	$18,976	$15,663

CONNECTICUT WATER SERVICE, INC.

In accordance with required regulatory treatment, deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate.  The differences between the effective income tax rate recorded by the Company and the statutory federal tax rate are as follows:

	2012	2011	2010
Federal Statutory Tax Rate	35.0%	34.0%	34.0%
Tax Effect Differences:
State Income Taxes Net of Federal Benefit	1.3%	1.5%	—%
Property Related Items	(0.1)%	1.0%	—%
Charitable Contributions – Land Donation (Net of Valuation Allowance)	(0.3)%	(0.9)%	(1.5)%
Pension Costs	1.6%	3.5%	1.8%
Unamortized Debt Expense	(2.6)%	0.4%	0.5%
Other	0.1%	1.0%	2.6%
Effective Income Tax Rate	35.0%	40.5%	37.4%

In 2010, State Income Taxes Net of Federal Benefit was offset by additional generation of state credit recognized in the adjustment of prior year income taxes. In the fourth quarter of 2012, five bonds were refinanced allowing for the tax deduction of the associated debt issuance costs creating a decrease in the effective tax rate related to unamortized debt expense.

NOTE 3:  COMMON STOCK

The Company has 25,000,000 authorized shares of common stock, no par value.  A summary of the changes in the common stock accounts for the period January 1, 2010 through December 31, 2012, appears below:

(in thousands, except share data)	Shares	Issuance Amount	Expense	Total
Balance, January 1, 2010	8,573,744	$68,896	$(1,610)	$67,286
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	31,282	1,077	—	1,077
Dividend Reinvestment Plan	57,749	1,358	—	1,358
Stock Options Exercised and Expensed	14,074	305	(2)	303
Balance, December 31, 2010	8,676,849	$71,636	$(1,612)	$70,024
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	20,210	824	—	824
Dividend Reinvestment Plan	52,668	1,346	—	1,346
Stock Options Exercised and Expensed	5,671	152	(1)	151
Balance, December 31, 2011	8,755,398	$73,958	$(1,613)	$72,345
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	34,301	1,213	—	1,213
Dividend Reinvestment Plan	50,048	1,486	—	1,486
Stock Options Exercised and Expensed	23,235	665	(3)	662
Shares issued to acquire BSWC	380,254	12,012	(154)	11,858
Shares issued in stock offering	1,696,250	49,615	(2,306)	47,309
Balance, December 31, 2012 (1)	10,939,486	$138,949	$(4,076)	$134,873

(1)	Includes 43,315 restricted shares and 140,235 common stock equivalent shares issued through the Performance Stock Programs through December 31, 2012.

The Company may not pay any dividends on its common stock unless full cumulative dividends to the preceding dividend date for all outstanding shares of Preferred Stock of the Company have been paid or set aside for payment.  All such Preferred Stock dividends have been paid.

NOTE 4:  RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 2010 through December 31, 2012, appears below:

(in thousands, except per share data)	2012	2011	2010
Balance, beginning of year	$46,669	$43,603	$41,785
Net Income	13,640	11,300	9,798
Sub-total	60,309	54,903	51,583
Dividends declared:
Cumulative Preferred Stock, Series A, $0.80 per share	12	12	12
Cumulative Preferred Stock, Series $0.90, $0.90 per share	26	26	26
Common Stock:
$0.96, $0.94 and $0.92 per Common Share in 2012, 2011 and 2010, respectively	8,467	8,196	7,942
Total Dividends Declared	8,505	8,234	7,980
Balance, end of year	$51,804	$46,669	$43,603

NOTE 5:  2010 ORGANIZATIONAL REVIEW

As part of a broader organizational review to improve operating efficiencies, in 2010 Connecticut Water determined that a targeted reduction in workforce was appropriate.  During the third quarter of 2010, Connecticut Water terminated the employment of approximately 15 full time employees.  As a result of this action, Connecticut Water paid approximately $583,000 representing termination benefits, including severance payments and payments for accrued vacation.  All severance agreements were signed by the effected employees.  In addition to costs associated with severance, Connecticut Water also incurred approximately $122,000 related to employee benefits, including extension of medical benefits and the accelerated vesting of certain share based compensation and $81,000 related to outsourcing and legal fees.  Costs associated with this organizational review appear on the line “Organizational Review Charge” on the Consolidated Statements of Income and are considered part of Water Activities segment.  As of December 31, 2010, all payments related to the organizational review had been made.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2012.  These instruments are included in Other Property and Investments on the Company’s Consolidated Balance Sheets:

(in thousands)	Level 1	Level 2	Level 3	Total
Asset Type:
Company owned life insurance	$—	$2,538	$—	$2,538
Money Market Fund	28	—	—	28
Mutual Funds:
Equity Funds (1)	1,046	—	—	1,046
Total	$1,074	$2,538	$—	$3,612

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

RESTRICTED CASH – As part of the December 2011 bond offerings, described in Note 7 to the Notes to the Consolidated Financial Statements, the Company recorded unused proceeds from these bond issuances as restricted cash as the funds can only be used for certain capital expenditures.  The Company expects to use the remainder of the 2011 proceeds during 2013, as the approved capital expenditures are completed.  The carrying amount approximates fair value.

LONG-TERM DEBT – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company and similar marketable securities.  As of December 31, 2012 and 2011, the estimated fair value of the Company's long-term debt was $194,900,000 and $135,084,000, respectively, as compared to the carrying amounts of $178,475,000 and $135,256,000, respectively. Under the fair value hierarchy, long-term debt has been categorized as Level 2 because the valuations are calculated using models which utilize active trading market data which the Company can corroborate.

The fair values shown above have been reported to meet the disclosure requirements of FASB ASC 825, “Financial Instruments” (“FASB ASC 825”) and do not purport to represent the amounts at which those obligations would be settled.

CONNECTICUT WATER SERVICE, INC.

NOTE 7:  LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following:

CONNECTICUT WATER SERVICE, INC.

		2012	2011
Connecticut Water Service, Inc.:
4.09%	Term Loan Note and Supplement A	$17,337	$—
The Connecticut Water Company:
Unsecured Water Facilities Revenue Bonds
5.05%	1998 Series A, Due 2028	—	9,550
5.125%	1998 Series B, Due 2028	—	7,495
4.40%	2003A Series, Due 2020	—	8,000
5.00%	2003C Series, Due 2022	—	14,795
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.00%	2005 A Series, Due 2040	—	14,805
5.00%	2007 A Series, Due 2037	14,550	14,570
5.10%	2009 A Series, Due 2039	19,950	20,000
5.00%	2011 A Series, Due 2021	23,797	23,991
3.16%	CoBank Note Payable, Due 2020	8,000	—
3.51%	CoBank Note Payable, Due 2022	14,795	—
4.29%	CoBank Note Payable, Due 2028	17,020	—
4.72%	CoBank Note Payable, Due 2032	14,795	—
Total The Connecticut Water Company		134,957	135,256
The Maine Water Company:
8.95%	1994 Series G, Due 2024	9,000	—
2.68%	1999 Series J, Due 2019	524	—
0.00%	2001 Series K, Due 2031	780	—
2.58%	2002 Series L, Due 2022	98	—
1.53%	2003 Series M, Due 2023	421	—
1.73%	2004 Series N, Due 2024	471	—
0.00%	2004 Series O, Due 2034	147	—
1.76%	2006 Series P, Due 2026	471	—
1.57%	2009 Series R, Due 2029	247	—
0.00%	2009 Series S, Due 2029	762	—
0.00%	2009 Series T, Due 2029	2,137	—
0.00%	2012 Series U, Due 2042	177	—
2.52%	CoBank Note Payable, Due 2017	1,965	—
Total The Maine Water Company		17,200	—
The Biddeford & Saco Water Company
6.45%	Series M, Due 2014	2,700	—
7.72%	Series L, Due 2018	2,250	—
2.40%	Series N, Due 2022	1,297	—
1.86%	Series O, Due 2025	862	—
2.23%	Series P, Due 2028	1,354	—
Various	Various Capital Leases	126	—
Total The Biddeford & Saco Water Company		8,589	—
Add: Acquisition Fair Value Adjustment		1,696	—
Less: Current Portion		(1,304)	—
Total Long-Term Debt		$178,475	$135,256

CONNECTICUT WATER SERVICE, INC.

The Company's required principal payments for the years 2013 through 2017 are as follows:

2013	$1,304
2014	$4,103
2015	$2,442
2016	$2,486
2017	$4,501

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

Financial Covenants – The Company is required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. The Company is in compliance with all covenants at December 31, 2012.

NOTE 8:  PREFERRED STOCK

The Company’s Preferred Stock at December 31, consisted of the following:

(in thousands, except share data)	2012	2011
Connecticut Water Service, Inc.
Cumulative Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares	$300	$300
Cumulative Series $0.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares, Issued and Outstanding 29,499	472	472
Total Preferred Stock	$772	$772

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

NOTE 9:  BANK LINES OF CREDIT

On June 30, 2009, the Company entered into a $15 million line of credit agreement with CoBank, ACB, which was amended in May 2010, July 2011 and September 2012 and is currently scheduled to mature on July 1, 2014.  On October 12, 2012, the Company increased an additional line of credit from $15 million to $20 million, and extended its expiration date to June 30, 2014.  Due to the acquisition of BSWC, the total lines of credit available to the Company increased to $37.25 million, due to BSWC's $2.25 million line of credit expiring June 30, 2013.  Interim Bank Loans Payable at December 31, 2012 and 2011 was approximately $1.7 million and $21.4 million, respectively, and represents the outstanding aggregate balances on these lines of credit.  As of December 31, 2012, the Company had $35.55 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

At December 31, 2012 and 2011, the weighted average interest rates on these short-term borrowings outstanding were 2.04% and 2.19%, respectively.

NOTE 10:  UTILITY PLANT

The components of utility plant and equipment at December 31, were as follows:

(in thousands)	2012	2011
Land	$12,512	$10,623
Source of supply	33,627	29,687
Pumping	35,337	30,653
Water treatment	75,684	56,799
Transmission and distribution	411,923	325,174
General	47,444	39,619
Held for future use	437	472
Acquisition Adjustment	(5,177)	(5,487)
Total	$611,787	$487,540

The amounts of depreciable utility plant at December 31, 2012 and 2011 included in total utility plant were $559,109,000 and $437,241,000, respectively.  Non-depreciable plant is primarily funded through CIAC.

NOTE 11:  TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

(in thousands)	2012	2011	2010
Municipal Property Taxes	$6,567	$5,529	$5,293
Payroll Taxes	1,132	912	978
Total Taxes Other than Income Taxes	$7,699	$6,441	$6,271

NOTE 12:  LONG-TERM COMPENSATION ARRANGEMENTS

The Company has accrued for the following long-term compensation arrangements as of December 31, 2012 and 2011:

(in thousands)	2012	2011
Defined Benefit Pension Plan	$22,139	$12,319
Post Retirement Benefit Other than Pension	6,243	6,431
Supplemental Executive Retirement Plan	6,224	4,843
Deferred Compensation	1,639	1,411
Other Long-Term Compensation	185	228
Total Long-Term Compensation Arrangements	$36,430	$25,232

CONNECTICUT WATER SERVICE, INC.

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

The targeted asset allocation ratios for those plans as set by the Committee at December 31, 2012 and 2011:

	2012	2011
Equity	65%	65%
Fixed Income	35%	35%
Total	100%	100%

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

PENSION
Defined Benefit Plan – The Company and certain of its subsidiaries have a noncontributory defined benefit pension plan covering qualified employees.  In general, the Company’s policy is to fund accrued pension costs as permitted by federal income tax and Employee Retirement Income Security Act of 1974 regulations.  The Company amortizes actuarial gains and losses over the average remaining service period of active participants, without regard to a specified corridor of a percentage of the greater of the obligation or market-related value of assets.  A contribution of $585,000 was made in 2012 for the 2011 plan year.  The Company expects to make a contribution of $2,490,000 in 2013 for the 2012 plan year.

The Company has amended its pension plan to exclude employees hired after January 1, 2009.

The Company's pension plan was amended by the Board of Directors in 2012 primarily to admit current Maine Water and former Aqua Maine employees to participate under the terms and provisions in effect for Aqua Maine upon the purchase of Maine Water by the Company.

CONNECTICUT WATER SERVICE, INC.

The following tables set forth the benefit obligation and fair value of the assets of the Company’s retirement plans at December 31, the latest valuation date:

Pension Benefits (in thousands)	2012	2011
Change in benefit obligation:
Benefit obligation, beginning of year	$49,102	$40,758
Service cost	2,020	1,523
Interest cost	2,570	2,134
Actuarial loss (gain)	14,494	5,878
Benefits paid	(1,685)	(1,191)
Benefit obligation, end of year	$66,501	$49,102
Change in plan assets:
Fair value, beginning of year	$36,783	$36,990
Actual return on plan assets	9,723	(216)
Employer contributions	585	1,200
Benefits paid	(1,685)	(1,191)
Fair value, end of year	$45,406	$36,783
Funded Status	$(21,095)	$(12,319)
Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$—	$—
Current liability	—	—
Non-current liability	(21,095)	(12,319)
Net amount recognized	$(21,095)	$(12,319)

The accumulated benefit obligation for all defined benefit pension plans was approximately $56,967,000 and $41,855,000 at December 31, 2012 and 2011, respectively.

Weighted-average assumptions used to determine benefit obligations at December 31:	2012	2011
Discount rate	4.05%	4.60%
Rate of compensation increase	3.50%	3.50%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2012	2011	2010
Discount rate	4.60%	5.50%	5.95%
Expected long-term return on plan assets	7.25%	7.25%	8.00%
Rate of compensation increase	3.50%	3.50%	4.50%

Prior to the year ended December 31, 2007, the Company used Moody’s AA Corporate Bond Yields when selecting its Discount Rate for each of the pension plan.  Beginning with the year ended December 31, 2007, in an attempt to move away from generic yield curves and indices, the Company used a spot yield curve that attempts to mimic expected benefit payments.  Through December 31, 2010, the Company based its discount rate assumption on a single rate on the Citigroup Pension Discount Curve that approximated present value of the plan’s payment streams.  Beginning with the year ended December 31, 2011, the Company began to use the Citigroup Above Median AA Pension Discount Curve under the assumption it would more closely replicate the yields of bonds if the Company were to pick individual issuances that matched estimated payment streams of the plans.

CONNECTICUT WATER SERVICE, INC.

The following table shows the components of periodic benefit costs:

Pension Benefits (in thousands)	2012	2011	2010
Components of net periodic benefit costs
Service cost	$2,020	$1,523	$1,668
Interest cost	2,570	2,134	2,175
Expected return on plan assets	(2,693)	(2,456)	(2,507)
Amortization of:
Net transition obligation	—	2	2
Prior service cost	74	69	69
Net loss	1,753	687	602
Net Periodic Pension Benefit Costs	$3,724	$1,959	$2,009

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset:

Pension Benefits (in thousands)	2012	2011
Change in net loss (gain)	$6,254	$8,550
Change in prior service cost	14	—
Amortization of transition obligation	—	(2)
Amortization of prior service cost	(74)	(69)
Amortization of net loss	(1,753)	(687)
Total recognized to Regulatory Asset	$4,441	$7,792

Amounts Recognized as a Regulatory Asset at December 31: (in thousands)	2012	2011
Transition obligation	$—	$—
Prior service cost	249	309
Net loss	18,069	13,553
Total Recognized as a Regulatory Asset	$18,318	$13,862

Amounts Recognized in Other Comprehensive Income at December 31: (in thousands)	2012	2011	2010
Transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net loss	538	554	327
Total Recognized in Other Comprehensive Income	$538	$554	$327

Estimated Net Periodic Benefit Cost Amortizations for the periods January 1 - December 31,: (in thousands)	2013
Amortization of transition obligation	$—
Amortization of prior service cost	74
Amortization of net loss	1,964
Total Estimated Net Periodic Benefit Cost Amortizations	$2,038

CONNECTICUT WATER SERVICE, INC.

Plan Assets
The Company’s pension plan weighted-average asset allocations at December 31, 2012 and 2011 by asset category were as follows:

	2012	2011
Equity	64%	66%
Fixed Income	36%	34%
Total	100%	100%

See Note 6 for discussion on how fair value is determined.  The fair values of the Company’s pension plan assets at December 31, 2012 were as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$483	$—	$—
Mutual Funds:
Fixed Income Funds (1)	15,769	—	—
Equity Funds (2)	29,154	—	—
Total	$45,406	$—	$—

The fair values of the Company’s pension plan assets at December 31, 2011 were as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$172	$—	$—
Mutual Funds:
Fixed Income Funds (1)	12,491	—	—
Equity Funds (2)	24,120	—	—
Total	$36,783	$—	$—

(1)	Mutual funds consisting primarily of fixed income securities.

(2)	Mutual funds consisting primarily of equity securities.

The Plan’s expected future benefit payments are:

(in thousands)
2013	$2,701
2014	2,880
2015	3,383
2016	3,723
2017	3,831
Years 2018 – 2022	25,124

BSWC provides its employees with its employees with a pension plan. For the period of December 10, 2012 through December 31, 2012, BSWC's net periodic benefit credit was $4,000. BSWC's projected benefit obligation at December 31, 2012 was $4,076,000, with plan assets totaling $2,985,000. BSWC utilized a discount rate of 4.25% to determine its benefit obligation at December 31, 2012. It also assumed an 8.5% expected return on plan assets.

POST-RETIREMENT BENEFITS OTHER THAN PENSION (PBOP) – In addition to providing pension benefits, Connecticut Water and Maine Water, provide certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust.  Substantially all of their employees may become

CONNECTICUT WATER SERVICE, INC.

eligible for these benefits if they retire on or after age 55 with 10 years of service.  The contribution for calendar years 2012 and 2011 was $22,000 and $235,000, respectively.

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

In January 2012, the Board of Directors of the Company amended its PBOP plan to include former Aqua Maine and current Maine Water employees to participate in a benefit equal to that provided by Aqua Maine.

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

Another subsidiary company, Barnstable Water, also provides certain health care benefits to eligible retired employees. Barnstable Water employees became eligible for these benefits if they retired on or after age 65 with at least 15 years of service.  Post-65 medical coverage is provided for retired employees up to a maximum coverage of $500 per quarter. Barnstable Water’s PBOP currently is not funded.  Barnstable Water no longer has any employees; therefore, no new participants will be entering Barnstable Water’s PBOP.  The tables below do not include Barnstable Water’s PBOP.  Barnstable Water’s PBOP had a Benefit Obligation of $54,000 and $54,000 at December 31, 2012 and 2011, respectively.  Additionally, this plan did not hold any assets as of December 31, 2012 and 2011.  Barnstable Water’s PBOP’s net periodic benefit costs were less than $1,000 in 2012 and 2011.

CONNECTICUT WATER SERVICE, INC.

The following tables set forth the benefit obligation and fair value of the assets of Connecticut Water and Maine Water’s post-retirement health care benefits at December 31, the latest valuation date:

PBOP Benefits (in thousands)	2012	2011
Change in benefit obligation:
Benefit obligation, beginning of year	$12,842	$13,443
Service cost	548	599
Interest cost	538	623
Plan participant contributions	93	85
Plan amendments	—	(2,433)
Actuarial (gain) loss	(275)	901
Benefits paid	(424)	(376)
Benefit obligation, end of year	$13,322	$12,842
Change in plan assets:
Fair value, beginning of year	$6,465	$6,475
Actual return on plan assets	977	46
Employer contributions	22	235
Plan participant contributions	93	85
Benefits paid	(424)	(376)
Fair value, end of year	$7,133	$6,465
Funded Status	$(6,189)	$(6,377)
Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$—	$—
Current liability	—	—
Non-current liability	(6,189)	(6,377)
Net amount recognized	$(6,189)	$(6,377)

Weighted-average assumptions used to determine benefit obligations at December 31:	2012	2011
Discount rate	3.80%	4.40%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2012	2011	2010
Discount rate	4.40%	5.35%	5.80%
Expected long-term return on plan assets	4.50%	4.50%	5.00%

Prior to the year ended December 31, 2007, the Company used Moody’s AA Corporate Bond Yields when selecting its Discount Rate for each of the PBOP.  Beginning with the year ended December 31, 2007, in an attempt to move away from generic yield curves and indices, the Company used a spot yield curve that attempts to mimic expected benefit payments.  Through December 31, 2010, the Company based its discount rate assumption on a single rate on the Citigroup Pension Discount Curve that approximated present value of the plan’s payment streams.  Beginning with the year ended December 31, 2011, the Company began to use the Citigroup Above Median AA Pension Discount Curve under the assumption it would more closely replicate the yields of bonds if the Company were to pick individual issuances that matched estimated payment streams of the plans.

CONNECTICUT WATER SERVICE, INC.

The following table shows the components of periodic benefit costs:

PBOP Benefits (in thousands)	2012	2011	2010
Components of net periodic benefit costs
Service cost	$548	$599	$567
Interest cost	538	623	574
Expected return on plan assets	(269)	(267)	(306)
Other	225	225	225
Amortization of:
Prior service cost	(806)	(665)	(406)
Recognized net loss	615	613	329
Net Periodic Post Retirement Benefit Costs	$851	$1,128	$983

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset:

PBOP Benefits (in thousands)	2012	2011
Change in net loss (gain)	$(1,028)	$1,123
Change in transition credit	(10)	(2,433)
Amortization of transition obligation	—	—
Amortization of prior service credit	806	665
Amortization of net loss	(615)	(613)
Total recognized to Regulatory Asset	$(847)	$(1,258)

Amounts Recognized as a Regulatory Asset at December 31: (in thousands)	2012	2011
Transition obligation	$—	$—
Prior service cost	(2,766)	(3,563)
Net (gain) loss	4,590	6,234
Total Recognized as a Regulatory Asset	$1,824	$2,671

There were no other changes in plan assets and benefit obligations recognized as a regulatory asset.

Estimated Benefit Cost Amortizations for the periods January 1 - December 31,: (in thousands)	2013
Amortization of transition obligation	$—
Amortization of prior service cost	(806)
Amortization of net loss (gain)	394
Total Estimated Net Periodic Benefit Cost Amortizations	$(412)

Assumed health care cost trend rates at December 31:	2012		2011
	Medical	Dental	Medical	Dental
Health care cost trend rate assumed for next year (1)	10.0%	10.0%	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2023	2023	2022	2022

(1) – Zero percent trend rate from 2011 to 2012.

CONNECTICUT WATER SERVICE, INC.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects on Connecticut Water and Maine Water’s plan and would have no impact on the Barnstable Water plan:

(in thousands)	1 Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$70	$(66)
Effect on post-retirement benefit obligation	$957	$(893)

Plan Assets
Connecticut Water and Maine Water’s other post-retirement benefit plan weighted-average asset allocations at December 31, 2012 and 2011 by asset category were as follows:

	2012	2011
Equity	65%	63%
Fixed Income	35%	37%
Total	100%	100%

See Note 6 for discussion on how fair value is determined.  The fair value of the Company’s PBOP assets at December 31, 2012 are as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market	$116	$—	$—
Mutual Funds:
Fixed Income Funds (1)	2,379	—	—
Equity Funds (2)	4,638	—	—
Total	$7,133	$—	$—

The fair value of the Company’s PBOP assets at December 31, 2011 are as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market	$160	$—	$—
Mutual Funds:
Fixed Income Funds (1)	2,234	—	—
Equity Funds (2)	4,071	—	—
Total	$6,465	$—	$—

(1)	Mutual funds consisting primarily of fixed income securities.

(2)	Mutual funds consisting primarily of equity securities.

Cash Flows
The Company contributed $22,000 to its other post-retirement benefit plan in 2012 for plan year 2012.  The Company expects to make a contribution of approximately $850,000 in 2013 for plan year 2013.

CONNECTICUT WATER SERVICE, INC.

Expected future benefit payments are:

(in thousands)
2013	$354
2014	382
2015	414
2016	44
2017	505
Years 2018 – 2022	3,363

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (SERP) – The Company and certain of its subsidiaries provide additional pension benefits to senior management through supplemental executive retirement contracts.  At December 31, 2012 and 2011, the actuarial present values of the projected benefit obligation of these contracts were $5,887,000 and $4,495,000, respectively.  Expense associated with these contracts was approximately $634,000 for 2012, $409,000 for 2011, and $423,000 for 2010 and is reflected in Other Income (Deductions) in the Statements of Income.

Included in Other Property and Investments at December 31, 2012 and 2011 is $3,612,000 and $3,149,000 of investments purchased by the Company to fund these obligations, primarily consisting of life insurance contracts.  The remaining assets are carried at fair value and are considered Level 1 within the fair value hierarchy as outlined under FASB ASC 820 and are included in the table shown in Note 6.

SAVINGS PLAN (401(k)) – The Company and certain of its subsidiaries maintain an employee savings plan which allows participants to contribute from 1% to 50% of pre-tax compensation plus for those aged 50 years and older, catch-up contributions as allowed by law.  Effective January 1, 2009, the Company changed its 401(k) plan to meet the requirements of a special IRS safe harbor.  Under the provisions of this safe harbor plan, the Company will make an automatic contribution of 3% of compensation for all eligible employees, even if employees do not make their own contributions.  For employees hired after January 1, 2009 and ineligible to participate in the Company’s pension plan, the Company will contribute an additional 1.5% of compensation.  Prior to January 1, 2009, the Company matches 50 cents for each dollar contributed by the employee up to 4% of the employee’s compensation.  The savings plan was amended by the Board of Directors in January 2012 to admit eligible Maine Water employees. The Company contribution charged to expense in 2012, 2011, and 2010 was $485,000, $419,000, and $446,000, respectively.

The Plan creates the possibility for an “incentive bonus” contribution to the 401(k) plan tied to the attainment of a specific goal or goals to be identified each year.  If the specific goal or goals are attained by the end of the year, all eligible employees, except officers and certain key employees, may receive up to an additional 1% of their annual base salary as a direct contribution to their 401(k) account. No incentive bonus was awarded in 2012, 2011 or 2010.

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

The Company’s 2004 Performance Stock Program (2004 PSP), approved by shareholders in 2004, authorizes the issuance of up to 700,000 shares of Company Common Stock.  As of December 31, 2012, there were 456,094 shares available for grant.  There are four forms of awards under the 2004 PSP.  Stock options are one form of award.  The Company has not issued any stock options since 2003, and does not anticipate issuing any for the foreseeable future.  The other three forms of award which the Company has continued to issue are:  Restricted Stock, Performance Shares and Cash Units.

Under the original Plan (1994 PSP) there were 700,000 shares authorized and 219,876 shares available for payment of dividend equivalents on shares already awarded under the 1994 PSP as performance shares at December 31, 2012.

Under the 2004 PSP and 1994 PSP (collectively, the PSPs), restricted shares of Common Stock, common stock equivalents or cash units may be awarded annually to officers and key employees.  Based upon the occurrence of certain events, including the

CONNECTICUT WATER SERVICE, INC.

achievement of goals established by the Compensation Committee, the restrictions on the stock can be removed.  Amounts charged to expense on account of restricted shares of Common Stock, common stock equivalents or cash units pursuant to the PSPs were $1,544,000, $945,000, and $1,190,000, for 2012, 2011, and 2010, respectively.

STOCK OPTIONS – The Company determined the fair value of each stock grant at the date of grant by using the Black Scholes Option Pricing model.  Options began to become exercisable one year from the date of grant.  Vesting periods ranged from one to five years.  The maximum term ranged from five to ten years.

No stock options were awarded or issued during 2012, 2011, and 2010.

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding, beginning of year	30,979	$27.63	53,674	$27.54	77,388	$26.24
Forfeited	—	—	(17,024)	27.95	(9,640)	27.54
Exercised	(23,235)	27.16	(5,671)	25.78	(14,074)	20.42
Outstanding, end of year	7,744	$29.05	30,979	$27.63	53,674	$27.54
Exercisable, end of year	7,744	$29.05	30,979	$27.63	53,674	$27.54

The intrinsic value of options exercised during the year ended December 31, 2012 was $82,000.  The following table summarizes the price ranges of the options outstanding and options exercisable as of December 31, 2012:

	Options Outstanding and Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
Range of prices:
$18.00 - $23.99	—	—	—
$24.00 - $26.99	—	—	—
$27.00 - $29.99	7,744	0.9	29.05
	7,744	0.9	$29.05

The intrinsic value of exercisable options as of December 31, 2012 was approximately $4,000.  The weighted average remaining contractual term of exercisable options as of December 31, 2012 was approximately 0.9 years.

RESTRICTED STOCK AND COMMON STOCK EQUIVALENTS – The Company has granted restricted shares of Common Stock and Performance Shares to key members of management under the 2004 PSP.  These Common Stock share awards provide the grantee with the dividend rights of a shareholder, but not the right to sell or otherwise transfer the shares during the restriction period.  Restricted shares also have the voting rights of a shareholder, while the Performance Shares do not. The value of these restricted shares is based on the market price of the Company’s Common Stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

CONNECTICUT WATER SERVICE, INC.

RESTRICTED STOCK (Non-Performance-Based Awards) – The following tables summarize the non-performance-based restricted stock amounts and activity for the years ended December 31, 2012 and 2011:

	2012		2011
	Number of Shares	Grant Date Weighted Average Fair Value	Number of Shares	Grant Date Weighted Average Fair Value
Non-vested at beginning of year	900	$19.69	4,079	$25.43
Granted	—	—	—	—
Vested	(900)	19.69	(3,179)	27.70
Forfeited	—	—	—	—
Non-vested at end of year	—	$—	900	$19.69

The restricted stock shares began vesting during 2007.  There were no forfeitures during 2012 or 2011.

Total stock-based compensation recorded in the statement of income related to the non-performance-based restricted stock awards was $0, $78,000, and $109,000 during the years ended December 31, 2012, 2011, and 2010, respectively.  The Compensation Committee of the Board of Directors may approve retirement of key employees that trigger accelerating vesting.

As of December 31, 2011, all costs related to non-performance-based restricted stock had been expensed.

RESTRICTED STOCK AND COMMON STOCK EQUIVALENTS (Performance-Based) – The following tables summarize the performance-based restricted stock amounts and activity for the years ended December 31, 2012 and 2011:

	2012		2011
	Number of Shares	Grant Date Weighted Average Fair Value	Number of Shares	Grant Date Weighted Average Fair Value
Non-vested at beginning of year	36,105	$25.59	48,074	$23.57
Granted	27,703	29.22	23,391	25.65
Vested	(21,274)	24.86	(24,323)	22.95
Forfeited	(357)	25.65	(11,037)	22.75
Non-vested at end of year	42,177	$28.34	36,105	$25.59

Total stock based compensation recorded in the Consolidated Statements of Income related to performance-based restricted stock awards was $1,544,000, $867,000, and $1,080,000 for the year ended December 31, 2012, 2011, and 2010, respectively.

The Company is estimating a forfeiture rate of 30%.  Upon meeting specific performance targets, approximately 12,000 shares, reduced for actual performance targets achieved in 2012, will begin vesting in the first quarter of 2013 and the remaining earned shares will vest over three years.  The cost is being recognized ratably over the vesting period.  The aggregate intrinsic value of performance-based restricted stock as of December 31, 2012 was $798,000.

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

CONNECTICUT WATER SERVICE, INC.

Financial data for reportable segments is as follows:

(in thousands)	Revenues	Depreciation	Other Operating Expenses	Other Income (Deductions)	Interest Expense (net of AFUDC)	Income Taxes	Net Income (Loss)
For the year ended December 31, 2012
Water Activities	$85,325	$9,782	$48,153	$(1,760)	$8,343	$6,022	$11,265
Real Estate Transactions	1,450	—	119	—	—	380	951
Services and Rentals	5,786	7	3,439	—	(13)	929	1,424
Total	$92,561	$9,789	$51,711	$(1,760)	$8,330	$7,331	$13,640
For the year ended December 31, 2011
Water Activities	$70,892	$7,773	$39,211	$(1,148)	$5,486	$7,151	$10,123
Real Estate Transactions	—	—	—	—	—	(176)	176
Services and Rentals	4,682	7	3,014	—	(41)	701	1,001
Total	$75,574	$7,780	$42,225	$(1,148)	$5,445	$7,676	$11,300
For the year ended December 31, 2010
Water Activities	$67,753	$7,088	$40,301	$(525)	$5,682	$5,488	$8,669
Real Estate Transactions	—	—	—	—	—	(230)	230
Services and Rentals	5,074	7	3,618	—	(57)	607	899
Total	$72,827	$7,095	$43,919	$(525)	$5,625	$5,865	$9,798

The Revenues shown in Water Activities above consist of revenues from water customers of $83,838,000, $69,402,000 and $66,408,000 in the years 2012, 2011, and 2010, respectively.  Additionally, there were revenues associated with utility plant leased to others of $1,487,000, $1,490,000 and $1,345,000 in the years 2012, 2011, and 2010, respectively which are reflected in Other Utility Income, Net of Taxes on the consolidated statements of income.

The table below shows assets by segment:

At December 31 (in thousands):	2012	2011
Total Plant and Other Investments:
Water	$453,625	$364,955
Non-Water	680	635
Total Plant and Other Investments	454,305	365,590
Other Assets:
Water	118,020	75,096
Non-Water	6,650	2,245
Total Other Assets	124,670	77,341
Total Assets	$578,975	$442,931

NOTE 15:  ACQUISITIONS

Effective January 1, 2012, the Company completed the acquisition of Aqua Maine, Inc. (“AM”) from Aqua America, Inc. (“AA”) for a total cash purchase price, adjusted at closing, of $35.6 million, excluding cash acquired.  Subsequent to the closing, the name of AM was changed to The Maine Water Company (“Maine Water”).  Maine Water is a public water utility regulated by the MPUC that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with the Company’s growth strategy and makes the Company the largest U.S. based publicly-traded water utility company in New England.  The Company accounted for the acquisition in accordance with FASB ASC 805, Business Combinations ("FASB ASC 805"), including the purchase price allocation.

CONNECTICUT WATER SERVICE, INC.

Effective December 10, 2012, the Company completed the acquisition of the Biddeford & Saco Water Company ("BSWC"). Shareholders of BSWC common stock exchanged all outstanding shares for 380,254 shares of Connecticut Water Service, Inc. in a transaction valued at approximately $12.0 million, based on the closing price of the Company's common stock on the acquisition date. BSWC is a public water utility regulated by the MPUC that serves approximately 15,000 customers in 4 communities in the State of Maine. The Company is accounting for the acquisition in accordance with FASB ASC 805. The Company is still in the process of of completing the purchase price allocation as required by FASB ASC 805.

The estimated fair values of assets acquired and liabilities assumed, including all of Maine Water and BSWC's outstanding long-term debt, are based upon the information that was available as of the acquisition dates, which management believes provides a reasonable basis for the estimated values. The fair values of long term-debt were based on similar marketable instruments. Management is analyzing additional data necessary to finalize these fair values, which are subject to change. While such changes could be significant, management does not expect them to be based upon the information provided to date. The valuation, and thus the purchase price allocation, is expected to be completed as soon as practicable but no later than one year form the acquisition date.

The Company incurred pre-tax acquisition and closing related expenses of approximately $874,000 to acquire Maine Water and approximately $544,000 to acquire BSWC recorded on the "Other" line item of the "Other Income (Deductions), Net of Taxes" section of the Consolidated Statements of Income. These acquisitions expanded the Company's footprint into another New England state, providing the Company with diversity with respect to weather and regulatory climate and ratemaking.

The following table summarizes the fair value of the Maine Water assets acquired on January 1, 2012 and the BSWC assets on December 10, 2012, the dates of the acquisitions (in thousands):

	Maine Water	BSWC
Net Utility Plant	$50,877	$19,411
Cash and Cash Equivalents	1,607	14
Accounts Receivable, net	974	628
Prepayments and Other Current Assets	1,819	545
Goodwill	20,369	7,708
Deferred Charges and Other Costs	4,498	554
Total Assets Acquired	$80,144	$28,860

Long-Term Debt, including current portion	$18,259	$9,263
Accounts Payable and Accrued Expenses	1,137	254
Other Current Liabilities	1,453	1,076
Advances for Construction	1,186	714
Contributions in Aid of Construction	8,886	2,568
Deferred Federal and State Income Taxes	8,046	1,668
Other Long-Term Liabilities	4,152	1,305
Total Liabilities Assumed	$43,119	$16,848

Net Assets Acquired	$37,025	$12,012

The estimated fair values of the assets acquired and the liabilities assumed were determined based on the accounting guidance for fair value measurement under GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value analysis assumes the highest and best use of the assets by market participants. For Maine Water, the allocation of the purchase price includes an adjustment to fair value related to the non-regulated customer relationship of Maine Water as well as the fair value of Maine Water’s long-term debt and any associated deferred taxes. For BSWC, the allocation of the purchase price includes an adjustment to fair value related to BSWC's long-term debt and any associated deferred taxes. In each acquisition, the excess of the purchase price paid over the estimated fair value of the assets acquired and the liabilities assumed was recognized as goodwill, none of which is deductible for tax purposes.

CONNECTICUT WATER SERVICE, INC.

The following table summarizes a rollforward of the carrying amount of Goodwill from December 31, 2011 to December 31, 2012 (in thousands):

	Water Activities	Non-Water Activities	Total
December 31, 2011	$3,608	$—	$3,608
Goodwill from purchase accounting transactions	28,077	—	28,077
December 31, 2012	$31,685	$—	$31,685

Goodwill is calculated as the excess of the purchase price over the net assets acquired and the contributing factors to the amount recorded include expected future cash flows, potential operational synergies, the utilization of technology and cost savings opportunities in the delivery of certain shared administrative and other services.

The following unaudited pro forma summary for the years ended December 31, 2011 presents information as if Maine Water and BSWC had been acquired on January 1, 2011 and assumes that there were no other changes in our operations.  The impact of BSWC on the Company's 2012 results of operations are considered immaterial. The following pro forma information does not necessarily reflect the actual results that would have occurred had the Company operated the businesses since January 1, 2011, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

2011
Operating Revenues	$84,896
Other Water Activities Revenues	1,490
Real Estate Revenues	—
Service and Rentals Revenues	5,382
Total Revenues	$91,768

Net Income	$13,275

Basic Earnings per Average Share Outstanding	$1.54
Diluted Earnings per Average Share Outstanding	$1.52

The following table summarizes the results of Maine Water and BSWC, combined, for the year ended December 31, 2012, and is included in the Consolidated Statement of Income for the period (in thousands):

Operating Revenues	$11,502
Other Water Activities Revenues	—
Real Estate Revenues	—
Service and Rentals Revenues	717
Total Revenues	$12,219

Net Income	$1,609

Basic Earnings per Average Share Outstanding	$0.18
Diluted Earnings per Average Share Outstanding	$0.18

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

Reverse Privatization – Our Regulated Companies derive their rights and franchises to operate from state laws that are subject to alteration, amendment or repeal, and do not grant permanent exclusive rights to our service areas.  Our franchises are free from burdensome restrictions, are unlimited as to time, and authorize us to sell potable water in all towns we now serve.  There

CONNECTICUT WATER SERVICE, INC.

is the possibility that states could revoke our franchises and allow a governmental entity to take over some or all of our systems.  From time to time such legislation is contemplated.

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

Legal Proceedings – We are involved in various legal proceedings from time to time. Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which we, or any of our subsidiaries are a party, or to which any of our properties is subject, that presents a reasonable likelihood of a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Rate Relief – Connecticut Water is a regulated public utility, which provides water services to its customers.  The rates that regulated companies charge their water customers are subject to the jurisdiction of the regulatory authority of the PURA.  Connecticut Water’s allowed rate of return on equity and return on rate base are currently 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2012 were 10.00% and 8.31%, respectively.  BSWC’s allowed return on equity, as of December 31, 2012 was 10.00%.

In 2007, the State of Connecticut adopted legislation which permits regulated water companies to recapture money spent on eligible infrastructure improvements without a full rate case proceeding.  The PURA may authorize regulated water companies to use a rate adjustment mechanism, such as a Water Infrastructure and Conservation Adjustment (WICA), for eligible projects completed and in service for the benefit of the customers.  Regulated water companies may only charge customers such an adjustment to the extent allowed by the PURA based on a water company’s infrastructure assessment report, as approved by the PURA and upon semiannual filings which reflect plant additions consistent with such report. Similarly, the Maine Legislature is currently in the process of formalizing a Temporary Surcharge for Infrastructure Replacement and Repairs, a WICA-like mechanism that will allow for expedited recovery of infrastructure improvements. The Company expects that our Regulated Companies in the State of Maine will be able to take advantage of the surcharge in late 2013 or early 2014.

Land Dispositions – The Company and its subsidiaries own additional parcels of land in Connecticut and Maine, which may be suitable in the future for disposition, either by sale or by donation to municipalities, other local governments or private charitable entities.  These additional parcels would include certain Class I and II parcels previously identified for long term conservation by the Connecticut Department of Energy and Environmental Protection (DEEP), which have restrictions on development and resale based on provisions of the Connecticut General Statutes.

Capital Expenditures – The Company has received approval from its Board of Directors to spend $31.3 million on capital expenditures in 2013, in part due to increased spending primarily for infrastructure improvements.

NOTE 17:  QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data for the years ended December 31, 2012 and 2011 appears below (in thousands, except for per share data):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2012	2011	2012	2011	2012	2011	2012	2011
Operating Revenues	$18,540	$15,989	$21,348	$17,359	$24,461	$20,628	$19,489	$15,426
Total Utility Operating Income	3,727	3,538	5,199	4,580	7,961	5,054	3,534	3,235
Net Income	1,910	2,268	4,163	3,470	5,974	3,734	1,593	1,828
Basic Earnings per Common Share	0.22	0.26	0.48	0.41	0.69	0.43	0.16	0.21
Diluted Earnings per Common Share	0.22	0.26	0.47	0.40	0.67	0.42	0.16	0.21

Exhibit Number	Description
3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).
3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 16, 2007. (Exhibit 3.1 to Form 8-K filed on August 21, 2007).
3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001. (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended 3/31/03).
4.1	Bond Purchase Agreement dated as of March 12, 2004, among The Connecticut Water Company and A.G. Edwards & Sons, Inc. (Exhibit 4.18 to Form 10-Q for the quarter ended 3/31/04).
4.2	Indenture of Trust, dated as of March 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee. (Exhibit 4.19 to Form 10-Q for the quarter ended 3/31/04).
4.3	Reimbursement and Credit Agreement, dated as of March 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island. (Exhibit 4.20 to Form 10-Q for the quarter ended 3/31/04).
4.4	Letter of Credit issued by Citizen’s Bank of Rhode Island, dated as of March 4, 2004. (Exhibit 4.21 to Form 10-Q for the quarter ended 3/31/04).
4.5
Agreement No. DWSRF 200103-C Project Loan Agreement between the State of Connecticut and Unionville Water Company under the Drinking Water State Revolving Fund (DWSRF) Program, dated as of April 19, 2004.  (Exhibit 4.22 to Form 10-Q for the quarter ended 6/30/04).

4.6
Collateral Assignment of Water Service Charges and Right to Receive Water Service Expense Assessments and Security Agreement between Unionville Water Company and the State of Connecticut, dated as of June 3, 2004.  (Exhibit 4.23 to Form 10-Q for the quarter ended 6/30/04).

4.7
Bond Purchase Agreement, dated September 1, 2004, among The Connecticut Water Company, Connecticut Development Authority, and A.G. Edwards & Sons, Inc.  (Exhibit 4.24 to Form 10-Q for the quarter ended 9/30/04).

4.8	Indenture of Trust, dated August 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee, 2004A Series. (Exhibit 4.25 to Form 10-Q for the quarter ended 9/30/04).
4.9	Indenture of Trust, dated August 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee, 2004B Series. (Exhibit 4.26 to Form 10-Q for the quarter ended 9/30/04).
4.10	Loan Agreement, dated August 1, 2004, between The Connecticut Water Company and Connecticut Development Authority for 2004 Series. (Exhibit 4.27 to Form 10-Q for the quarter ended 9/30/04).
4.11	Loan Agreement, dated August 1, 2004, between The Connecticut Water Company and Connecticut Development Authority for 2004B Series. (Exhibit 4.28 to Form 10-Q for the quarter ended 9/30/04).
4.12
Reimbursement and Credit Agreement, dated as of August 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004A Series.  (Exhibit 4.29 to Form 10-Q for the quarter ended 9/30/04).

4.13
Reimbursement and Credit Agreement, dated as of August 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004B Series.  (Exhibit 4.30 to Form 10-Q for the quarter ended 9/30/04).

4.14
Letters of Credit, each dated September 2, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, with respect to each of the 2004A and 2004B Series Bonds.  (Exhibit 4.31 to Form 10-Q for the quarter ended 9/30/04).

4.15
First Amendment to Reimbursement and Credit Agreement, dated as of April 28, 2006, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004A Series.  (Exhibit 10.1 to Form 10-Q for the period ending 3/31/06).

4.16
First Amendment to Reimbursement and Credit Agreement, dated as of April 28, 2006, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004B Series.  (Exhibit 10.2 to Form 10-Q for the period ending 3/31/06).

4.17
First Amendment to Reimbursement and Credit Agreement, dated as of April 28, 2006, between The Connecticut Water Company and Citizen’s Bank of Rhode Island, 2004 Series Variable Rate, due 2029. (Exhibit 10.3 to Form 10-Q for the period ending 3/31/06).

4.18
Second Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 A Series.  (Exhibit 10.2 to the Form 10-Q for the period ending June 30, 2009)

4.19
Second Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 B Series.  (Exhibit 10.3 to the Form 10-Q for the period ending June 30, 2009)

4.2
Second Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 Series Variable Rate, due 2009.  (Exhibit 10.4 to the Form 10-Q for the period ending June 30, 2009)

4.21
Third Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 A Series.  (Exhibit 10.5 to the Form 10-Q for the period ending June 30, 2009)

4.22
Third Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 B Series.  (Exhibit 10.6 to the Form 10-Q for the period ending June 30, 2009)

4.23
Third Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 Series Variable Rate, due 2009.  (Exhibit 10.7 to the Form 10-Q for the period ending June 30, 2009)

4.24
Bond Purchase Agreement among The Connecticut Water Company, the Connecticut Development Authority and Edward D. Jones &Co., L.P., as underwriter dated December 2, 2009.  (Exhibit 4.42 to Form 10-K for the year ended December 31, 2009).

4.25	Loan Agreement between The Connecticut Water Company and the Connecticut Development Authority, dated as of December 1, 2009. (Exhibit 4.43 to Form 10-K for the year ended December 31, 2009).
4.26
Indenture of Trust for the Bonds between the Connecticut Development Authority and U.S. Bank National Associations, as Trustee, dated December 1, 2009.  (Exhibit 4.44 to Form 10-K for the year ended December 31, 2009).

4.27
Bond Purchase Agreement among CWC, the Connecticut Development Authority and Janney Montgomery Scott LLC, as underwriter, dated as of December 6, 2011. (Exhibit 4.45 to Form 10-K for the year ended December 31, 2011).

4.28	Loan Agreement between CWC and the Authority, dated as of December 1, 2011. (Exhibit 4.46 to Form 10-K for the year ended December 31, 2011).
4.29	Indenture of Trust for the Bonds between the Authority and U.S. Bank National Association, as Trustee, dated as of December 1, 2011. (Exhibit 4.47 to Form 10-K for the year ended December 31, 2011).
10.1
Pension Plan Fiduciary Liability Insurance for The Connecticut Water Company Employees' Retirement Plan and Trust, Savings Plan of The Connecticut Water Company and The Connecticut Water Company VEBA Trust Fund. (Exhibit 10.1 to Registration Statement No. 2‑74938).

10.2	Directors and Officers Liability and Corporation Reimbursement Insurance. (Exhibit 10.2 to Registration Statement No. 2‑74938).
10.3	Directors Deferred Compensation Plan, effective as of January 1, 1980, as amended as of January 1, 2008. (Exhibit 10.7 to Form 8-K filed on January 30, 2008).
10.4*	Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit-Sharing Plan, effective as of January 1, 2012.
10.5
November 4, 1994 Amendment to Agreement dated December 11, 1957 between The Connecticut Water Company (successor to the Thomaston Water Company) and the City of Waterbury.  (Exhibit 10.16 to Form 10-K for year ended 12/31/94).

10.6	Agreement dated August 13, 1986 between The Connecticut Water Company and the Metropolitan District. (Exhibit 10.14 to Form 10-K for the year ended 12/31/86).
10.7	Report of the Commission to Study the Feasibility of Expanding the Water Supply Services of the Metropolitan District. (Exhibit 14 to Registration Statement No. 2-61843).
10.8	Dividend Reinvestment and Common Stock Purchase Plan, as amended and restated as of January 1, 2012. (Exhibit 4 to Form S-3, Registration Statement No. 333-176867, filed on September 16, 2011).
10.9	Contract for Supplying Bradley International Airport. (Exhibit 10.21 to Form 10-K for the year ended 12/31/84).
10.10	Report of South Windsor Task Force. (Exhibit 10.23 to Form 10-K for the year ended 12/31/87).
10.11	Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. (Exhibit 10.21 to Form 10-K for year ended 12/31/89).
10.12	1994 Performance Stock Program, as amended and restated as of April 26, 2002. (Exhibit A to Proxy Statement dated 3/19/02).

10.12a
First Amendment to The Connecticut Water Service, Inc. Performance Stock Program Amended and Restated as of April 26, 2002 (the “Plan”) dated December 1, 2005. (Exhibit 10.22a to Form 10-K for the year ended 12/31/05).

10.12b	Second Amendment to The Connecticut Water Service, Inc. Performance Stock Program Amended and Restated as of April 26, 2002 (the “Plan”) dated January 1, 2008. (Exhibit 10.5 to 8-K filed on 1/30/08).
10.13	2004 Performance Stock Program, as of April 23, 2004. (Appendix A to Proxy Statement dated 3/12/04).
10.13a	First Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 7, 2004. (Exhibit 10.23f to Form 10-K for the year ended 12/31/05).
10.13b	Second Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 1, 2008. (Exhibit 10.6 to Form 8-K filed on 1/30/08).
10.13c	Connecticut Water Service, Inc. Performance Stock Program Incentive Stock Option Grant Form. (Exhibit 10.1 to Form 10-Q for the quarter ended 9/30/04).
10.13d	Connecticut Water Service, Inc. Performance Stock Program Non-Qualified Stock Option Grant Form. (Exhibit 10.2 to Form 10-Q for the quarter ended 9/30/04).
10.13e	Restricted Stock Agreement, standard form for officers, dated December 1, 2005 (Exhibit 10.1 to Form 8-K dated 1/13/06).
10.13f	Long-Term Performance Award Agreement, standard form for officers, dated January 11, 2006 (Exhibit 10.2 to Form 8-K dated 1/13/06).
10.13g	Performance Award Agreement, standard form for officers, dated January 11, 2006 (Exhibit 10.3 to Form 8-K dated 1/13/06).
10.14	Final Decision of the Connecticut PURA, Docket No. 09-12-11, dated July 14, 2010. (Exhibit 99.1 to Form 8-K dated 7/15/2010).

10.15
Form of Amended Restated Employment Agreement with the Company’s executive officers (Exhibit 10.19 to Form 10-K for year ended December 31, 2008), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Terrance P. O’Neill
d)  Eric W. Thornburg
e)  Maureen P. Westbrook

10.16	Form of Amended Restated Employment Agreement with the Company’s executive officers (Exhibit 10.20 to Form 10-K for year ended December 31, 2008), including: a) Kristen A. Johnson b) Nicholas A. Rinaldi
10.17*	First Amendment to Amended and Restated Employment Agreement between the Company, The Connecticut Water Company and Kristen A. Johnson, dated March 8, 2013.
10.18*	First Amendment to Employment Agreement between the Company, the Maine Water Company and Judy E. Wallingford, dated March 8, 2013.
10.19
Form of Amended and Restated Supplemental Executive Retirement Agreement with the Company’s executive officers (Exhibit 10.21 to Form 10-K for year ended December 31, 2008), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Kristen A. Johnson
d) Terrance P. O’Neill
e)  Nicholas A. Rinaldi
f)  Eric W. Thornburg
g)  Maureen P. Westbrook

10.20
Form of Amended and Restated Deferred Compensation Agreement with the Company’s executive officers (effective January 1, 2011) (Exhibit 10.20 to Form 10-K for the year ended December 31, 2010), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Kristen A. Johnson
d)  Terrance P. O’Neill
e)  Nicholas A. Rinaldi
f)  Eric W. Thornburg
g)  Maureen P. Westbrook

10.20a	Deferred Compensation Agreement between The Connecticut Water Company and Eric W. Thornburg, dated December 30, 2011 (Exhibit 10.4 to Form 8-K filed on 1/3/12).

10.20b
Form of amendment to Deferred Compensation Agreement, dated as of December 30, 2011, with the following Company officers (Exhibit 10.20b to Form 10-K for the year ended December 31, 2011):
a) David C. Benoit
b) Maureen P. Westbrook
c) Kristen A. Johnson

10.20c	Deferred Compensation Agreement between The Connecticut Water Company and Eric W. Thornburg, dated December 30, 2011. (Exhibit 10.4 to Form 8-K filed on January 3, 2012)
10.20d
Deferred Compensation Agreement between Connecticut Water Service, Inc. and Judy E. Wallinford, dated December 11, 2011, effective January 3, 2012. (Exhibit 20.d of the Form 10-K for the year ended December 31, 2011).

10.21	Master Loan Agreement and Promissory Note between Connecticut Water Service, Inc. and CoBank, ACB, dated June 29, 2009. (Exhibit 10.1 to Form 8-K filed on July 2, 2009)
10.21a	First Amendment to Promissory Note and Supplement, dated July 26, 2011, between Connecticut Water Service, Inc. and CoBank ACB (Exhibit 10.1 to Form 8-K filed on 7/29/11).
10.21b	Amendment to the Master Loan Agreement between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.1 to Form 8-K filed on 1/3/12).
10.21c	Promissory Note and Single Advance Term Loan Supplement (Loan 1) between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.2 to Form 8-K filed on 1/3/12).
10.21d	Promissory Note and Single Advance Term Loan Supplement (Loan 2) between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.3 to Form 8-K filed on 1/3/12).
10.22	Line of credit agreement dated August 12, 2009 between RBS Citizens, National Association and Connecticut Water Service, Inc. (Exhibit 10.2 to Form 10-Q for the quarter ending September 30, 2009)
10.22a	Letter Amendment dated May 5, 2010 between RBS Citizen's, National Association and Connecticut Water Service, Inc. (Exhibit 10.2 to Form 10-Q filed on 5/7/10).
10.22b	Second Amendment to RBS Citizens Line of Credit Agreement, dated June 1, 2011. (Exhibit 10.22 of the Form 10-K for the year ended December 31, 2011)
10.23
Third Amendment to 2009 Promissory Note and Supplement, between Connecticut Water Service, Inc. and CoBank, dated September 4, 2012 (Exhibit 10.1 to current report on Form 8-K filed on Sept. 10, 2012).

10.24
First Amendment to 2012 Promissory Note and Supplement, between Connecticut Water Service, Inc. and CoBank, ACB, dated September 4, 2012 (Exhibit 10.2 to current report on Form 8-K filed on Sept. 10, 2012

10.25	Letter Agreement between Connecticut Water Service, Inc. and RBS Citizens, National Association, dated October 12, 2012 (Exhibit 10.1 to current report on Form 8-K dated Oct. 18, 2012).
10.26	Third Allonge to Demand Promissory Note, dated October 12, 2012 (Exhibit 10.2 to current report on Form 8-K dated Oct. 18, 2012).
10.27	Master Loan Agreement between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.1 to current report on Form 8-K filed on Nov. 2, 2012).
10.28
Promissory Note and Single Advance Term Loan Supplement (Loan 1) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.2 to current report on Form 8-K filed on Nov. 2, 2012).

10.29
Promissory Note and Single Advance Term Loan Supplement (Loan 2) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.3 to current report on Form 8-K filed on Nov. 2, 2012).

10.30
Promissory Note and Single Advance Term Loan Supplement (Loan 3) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.4 to current report on Form 8-K filed on Nov. 2, 2012).

10.31
Promissory Note and Single Advance Term Loan Supplement (Loan 4) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.5 to current report on Form 8-K filed on Nov. 2, 2012).

10.32	Guarantee of Payment (Limited) by Connecticut Water Service, Inc., dated October 29, 2012 (Exhibit 10.6 to current report on Form 8-K filed on Nov. 2, 2012).
10.33
Amended and Restated Master Loan Agreement between the Maine Water Company and CoBank, ACB, dated December 1, 2012 and entered into on December 7, 2012 (Exhibit 10.1 to current report on Form 8-K filed on Dec. 7, 2012).

10.34
Promissory Note and Single Advance Term Loan Supplement between the Maine Water Company and CoBank, ACB, dated December 1, 2012 and entered into on December 7, 2012 (Exhibit 10.2 to current report on Form 8-K filed on Dec. 7, 2012).

10.35
Promissory Note and Single Advance Term Loan Supplement between The Connecticut Water Company and CoBank, ACB, dated March 5, 2013, is filed herewith (Exhibit 10.1 to current report on Form 8-K filed on March 6, 2013).

10.36	Amendment to Guarantee of Payment (Limited) by Connecticut Water Service, Inc., dated March 5, 2013(Exhibit 10.2 to current report on Form 8-K filed on March 6, 2013).
21*	Connecticut Water Service, Inc. Subsidiaries Listing.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.
31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.
32.1**	Certification of Eric W. Thornburg, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
Note:	Exhibits 10.1 through 10.5l, 10.13 through 10.15g, and 10.19 through 10.20d set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

* = filed herewith
** = furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTICUT WATER SERVICE, INC. Registrant
March 18, 2013	By /s/ Eric W. Thornburg Eric W. Thornburg Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Connecticut Water Service, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric W. Thornburg Eric W. Thornburg	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 18, 2013
/s/ David C. Benoit David C. Benoit	Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 18, 2013
/s/ Nicholas A. Rinaldi Nicholas A. Rinaldi	Controller (Principal Accounting Officer)	March 18, 2013

Signature	Title	Date
/s/ Mary Ann Hanley Mary Ann Hanley	Director	March 13, 2013
/s/ Heather Hunt Heather Hunt	Director	March 13, 2013
/s/ Mark G. Kachur Mark G. Kachur	Director	March 13, 2013
/s/ David A. Lentini David A. Lentini	Director	March 13, 2013
/s/ Arthur C. Reeds Arthur C. Reeds	Director	March 13, 2013
/s/ Lisa J. Thibdaue Lisa J. Thibdaue	Director	March 13, 2013
/s/ Carol P. Wallace Carol P. Wallace	Director	March 13, 2013
/s/ Judith E. Wallingford Judith E. Wallingford	Director	March 13, 2013

CONNECTICUT WATER SERVICE, INC. and SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance Beginning of Year	Beginning Balance Adjustments (1)	Additions Charged to Income	Deductions From Reserves(2)	Balance End of Year
Allowance for Uncollectible Accounts
Year Ended December 31, 2012	$1,088	$187	$315	$532	$1,058
Year Ended December 31, 2011	$1,061	$—	$660	$633	$1,088
Year Ended December 31, 2010	$472	$—	$648	$59	$1,061

(1) Includes beginning balances of Maine Water Company and BSWC of $32 and $155, respectively.
(2) Amounts charged off as uncollectible after deducting recoveries.