Form 10-Q
period 2013-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2013-05-08
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013 or

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
10,982,430
Number of shares of common stock outstanding, March 31, 2013
(Includes 169,708 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
March 31, 2013

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	March 31, 2013	December 31, 2012
Utility Plant	$614,985	$611,787
Construction Work in Progress	9,005	7,734
	623,990	619,521
Accumulated Provision for Depreciation	(174,398)	(171,610)
Net Utility Plant	449,592	447,911
Other Property and Investments	6,697	6,394
Cash and Cash Equivalents	9,076	13,150
Accounts Receivable (Less Allowance, 2013 - $1,086; 2012 - $1,058)	11,070	11,526
Accrued Unbilled Revenues	7,081	7,233
Materials and Supplies, at Average Cost	1,602	1,629
Prepayments and Other Current Assets	4,316	2,824
Total Current Assets	33,145	36,362
Restricted Cash	9,821	9,820
Unamortized Debt Issuance Expense	7,204	7,411
Unrecovered Income Taxes - Regulatory Asset	10,528	9,871
Pension Benefits - Regulatory Asset	18,757	18,319
Post-Retirement Benefits Other Than Pension - Regulatory Asset	2,862	3,022
Goodwill	31,685	31,685
Deferred Charges and Other Costs	7,964	8,180
Total Regulatory and Other Long-Term Assets	88,821	88,308
Total Assets	$578,255	$578,975
CAPITALIZATION AND LIABILITIES
Common Stockholders' Equity:
Common Stock Without Par Value:
Authorized - 25,000,000 Shares - Issued and Outstanding:
2013 - 10,982,430; 2012 - 10,939,486	$135,443	$134,873
Retained Earnings	51,756	51,804
Accumulated Other Comprehensive Loss	(1,305)	(1,328)
Common Stockholders' Equity	185,894	185,349
Preferred Stock	772	772
Long-Term Debt	177,941	178,475
Total Capitalization	364,607	364,596
Current Portion of Long-Term Debt	1,314	1,304
Interim Bank Loans Payable	1,041	1,660
Accounts Payable and Accrued Expenses	5,920	10,016
Accrued Taxes	875	—
Accrued Interest	1,451	889
Other Current Liabilities	1,781	2,008
Total Current Liabilities	12,382	15,877
Advances for Construction	31,226	31,030
Contributions in Aid of Construction	77,395	77,372
Deferred Federal and State Income Taxes	41,944	40,869
Unfunded Future Income Taxes	10,097	8,992
Long-Term Compensation Arrangements	37,996	36,430
Unamortized Investment Tax Credits	1,472	1,490
Other Long-Term Liabilities	1,136	2,319
Total Long-Term Liabilities	201,266	198,502
Commitments and Contingencies
Total Capitalization and Liabilities	$578,255	$578,975
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
(In thousands, except per share amounts)

	2013	2012
Operating Revenues	$19,729	$18,540
Operating Expenses
Operation and Maintenance	10,378	9,635
Depreciation	2,704	2,387
Income Taxes	1,128	979
Taxes Other Than Income Taxes	2,160	1,988
Total Operating Expenses	16,370	14,989
Net Operating Revenues	3,359	3,551
Other Utility Income, Net of Taxes	206	176
Total Utility Operating Income	3,565	3,727
Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	386	350
Allowance for Funds Used During Construction	54	56
Other	(61)	(143)
Total Other Income, Net of Taxes	379	263
Interest and Debt Expense
Interest on Long-Term Debt	1,787	1,920
Other Interest Charges, Net	(543)	77
Amortization of Debt Expense	87	83
Total Interest and Debt Expense	1,331	2,080
Net Income	2,613	1,910
Preferred Stock Dividend Requirement	9	9
Net Income Applicable to Common Stock	$2,604	$1,901
Weighted Average Common Shares Outstanding:
Basic	10,803	8,651
Diluted	10,965	8,781
Earnings Per Common Share:
Basic	$0.24	$0.22
Diluted	$0.24	$0.22
Dividends Per Common Share	$0.2425	$0.2375

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012
Net Income	$2,613	$1,910
Other Comprehensive Income/(Loss), net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax benefit of $17 in 2013 and $12 in 2012	(25)	(6)
Unrealized gain on investments, net of tax expense of $32 in 2013 and $40 in 2012	48	61
Other Comprehensive Income, net of tax	23	55
Comprehensive Income	$2,636	$1,965

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
(In thousands, except per share amounts)

	2013	2012
Balance at Beginning of Period	$51,804	$46,669
Net Income	2,613	1,910
	54,417	48,579
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	6	6
Common Stock - 2013 $0.2425 per share; 2012 $0.2375 per share	2,652	2,088
	2,661	2,097
Balance at End of Period	$51,756	$46,482

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012
Operating Activities:
Net Income	$2,613	$1,910
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Revenues	60	60
Provision for Deferred Income Taxes and Investment Tax Credits, Net	1,504	548
Allowance for Funds Used During Construction	(54)	(56)
Depreciation (including $209 and $27 in 2013 and 2012 charged to other accounts)	2,913	2,414
Change in Assets and Liabilities:
Decrease in Accounts Receivable and Accrued Unbilled Revenues	608	131
Increase in Prepayments and Other Current Assets	(1,465)	(2,230)
Decrease in Other Non-Current Items	91	520
Decrease in Accounts Payable, Accrued Expenses and Other Current Liabilities	(1,684)	(1,130)
Total Adjustments	1,973	257
Net Cash and Cash Equivalents Provided by Operating Activities	4,586	2,167
Investing Activities:
Company Financed Additions to Utility Plant	(5,547)	(3,880)
Advances from Others for Construction	100	70
Net Additions to Utility Plant Used in Continuing Operations	(5,447)	(3,810)
Purchase of water systems, net of cash acquired	—	(35,754)
Net Cash and Cash Equivalents Used in Investing Activities	(5,447)	(39,564)
Financing Activities:
Proceeds from Interim Bank Loans	1,041	27,171
Repayment of Interim Bank Loans	(1,660)	(21,372)
Proceeds from the Issuance of Long-Term Debt	14,550	36,088
Proceeds from Issuance of Common Stock	393	354
Proceeds from the Exercise of Stock Options	—	88
Repayment of Long-Term Debt Including Current Portion	(14,776)	(406)
Advances from Others for Construction	(100)	(70)
Cash Dividends Paid	(2,661)	(2,097)
Net Cash and Cash Equivalents (Used in) Provided by Financing Activities	(3,213)	39,756
Net (Decrease) Increase in Cash and Cash Equivalents	(4,074)	2,359
Cash and Cash Equivalents at Beginning of Period	13,150	1,012
Cash and Cash Equivalents at End of Period	$9,076	$3,371
Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$332	$78
Short-term Investment of Bond Proceeds Held in Restricted Cash	$9,821	$15,932
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$749	$1,007
State and Federal Income Taxes	$1,450	$1,852
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. and Subsidiaries (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  The Company’s primary operating subsidiaries are The Connecticut Water Company (“Connecticut Water”), The Maine Water Company (“Maine Water”) and the Biddeford & Saco Water Company ("BSWC").  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2012.

Effective January 1, 2013, the Company began recording an accrual for future patronage refunds from a banking partner based on past history, where in prior years the refund was recorded when received. The Company received $588,000 in patronage distribution during the three months ended March 31, 2013 which related to the year ended December 31, 2012. The Company has determined that changing the accounting to an accrual basis in 2013 is appropriate. The Company believes that the amounts received and recorded in prior periods were not material to the Company's consolidated results of operations or consolidated financial position.

Certain reclassifications have been made to the 2012 Condensed Consolidated Statement of Cash Flows to conform previously reported data to the current presentation.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three months ended March 31, 2013 and 2012.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31,	2013	2012
Service Cost	$587	$524
Interest Cost	655	645
Expected Return on Plan Assets	(746)	(687)
Amortization of:
Prior Service Cost	18	17
Net Loss	491	358
Net Periodic Benefit Cost	$1,005	$857

The Company expects to make a contribution to its defined benefit pension plan of approximately $2,490,000 in 2013 for the 2012 plan year, as allowed by the current funding status.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31,	2013	2012
Service Cost	$161	$157
Interest Cost	125	141
Expected Return on Plan Assets	(75)	(68)
Other	56	56
Amortization of:
Prior Service Cost	(201)	(201)
Recognized Net Loss	97	166
Net Periodic Benefit Cost	$163	$251

3.	Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended March 31,	2013	2012
Common Shares Outstanding End of Period:	10,982,430	8,799,551
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	10,803,230	8,650,913
Diluted	10,964,794	8,781,100

Basic Earnings per Share	$0.24	$0.22
Dilutive Effect of Unexercised Stock Options	—	—
Diluted Earnings per Share	$0.24	$0.22

Total unrecognized compensation expense for all stock awards was approximately $1.6 million as of March 31, 2013 and will be recognized over a weighted average period of 1.3 years.

4.	New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued updated accounting guidance to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). The update requires an entity to present information about the amounts reclassified from AOCI in their financial statements in either a single note or parenthetically on the face of the financial statements. The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the provisions of the updated guidance for its quarterly reporting period beginning January 1, 2013. The adoption of the revised guidance had no impact on the Company's consolidated results of operations or consolidated financial position, but the Company did add additional disclosures, see Note 5.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income/(Loss) ("AOCI") by component, net of tax, for the three months ended March 31, 2013 is as follows (in thousands):

	Interest Rate Swap	Unrealized Gains on Investments	Defined Benefit Items	Total

Beginning Balance (a)	$(41)	$69	$(1,356)	$(1,328)

Other Comprehensive Income Before Reclassification	—	37	—	37

Amounts Reclassified from AOCI	—	11	(25)	(14)

Net current-period Other Comprehensive Income (Loss)	—	48	(25)	23

Ending Balance	$(41)	$117	$(1,381)	$(1,305)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statement of Income for the three months ended March 31, 2013 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI (a)	Affected Line Items on Income Statement

Realized Gains on Investments	18	Other Income
Tax expense	(7)	Other Income
	11

Amortization of Recognized Net Loss from Defined Benefit Items	(42)	Other Income (b)
Tax benefit	17	Other Income
	(25)

Total Reclassifications for the period, net of tax	(14)

(a) Amounts in parentheses indicate loss.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Long-Term Debt

Long-Term Debt at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

		2013	2012
Connecticut Water Service, Inc.:
4.09%	Term Loan Note	$17,111	$17,337
The Connecticut Water Company:
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.00%	2007 A Series, Due 2037	—	14,550
5.10%	2009 A Series, Due 2039	19,950	19,950
5.00%	2011 A Series, Due 2021	23,748	23,797
3.16%	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	CoBank Note Payable, Due 2033	14,550	—
Total The Connecticut Water Company		134,908	134,957
The Maine Water Company:
8.95%	1994 Series G, Due 2024	9,000	9,000
2.68%	1999 Series J, Due 2019	474	524
0.00%	2001 Series K, Due 2031	739	780
2.58%	2002 Series L, Due 2022	90	98
1.53%	2003 Series M, Due 2023	401	421
1.73%	2004 Series N, Due 2024	471	471
0.00%	2004 Series O, Due 2034	140	147
1.76%	2006 Series P, Due 2026	451	471
1.57%	2009 Series R, Due 2029	242	247
0.00%	2009 Series S, Due 2029	740	762
0.00%	2009 Series T, Due 2029	2,075	2,137
0.00%	2012 Series U, Due 2042	171	177
2.52%	CoBank Note Payable, Due 2017	1,965	1,965
Total The Maine Water Company		16,959	17,200
The Biddeford & Saco Water Company
6.45%	Series M, Due 2014	2,700	2,700
7.72%	Series L, Due 2018	2,250	2,250
2.40%	Series N, Due 2022	1,297	1,297
1.86%	Series O, Due 2025	862	862
2.23%	Series P, Due 2028	1,354	1,354
Various	Various Capital Leases	118	126
Total The Biddeford & Saco Water Company		8,581	8,589
Add: Acquisition Fair Value Adjustment		1,696	1,696
Less: Current Portion		(1,314)	(1,304)
Total Long-Term Debt		$177,941	$178,475

As of March 31, 2013, the Company and its subsidiaries will make principal payments of approximately $1,314,000 over the next twelve months.

In December 2011, Connecticut Water borrowed $22.05 million through the issuance of Water Facilities Revenue Bonds by the Connecticut Innovations, Inc. (formerly known as the Connecticut Development Authority).  Connecticut Water received

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

approximately $24,000,000 in cash in exchange for the issuance of bonds with an aggregate principal amount of $22,050,000 with a maturity date of December 20, 2021 and a 5% coupon.  Connecticut Water recorded a bond premium in connection with this transaction and is amortizing that premium over the life of the bond.  The proceeds from the sale of the bonds are being used to finance construction and installation of various capital improvements to Connecticut Water’s existing water system.

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

On January 1, 2012, the Company and CoBank, ACB ("CoBank") entered into an amendment to the CoBank Agreement (the “Amendment”) and two additional Promissory Note and Single Advance Term Loan Supplements providing for two additional Term Loans to the Company (the “2012 Term Loan Notes”).  Under the terms of the Amendment and the 2012 Term Loan Notes, on January 3, 2012 the Company borrowed from CoBank, in the aggregate, an additional $36.1 million of an available $40 million to be applied to the Company’s acquisition of the issued and outstanding capital stock of Aqua Maine, Inc. from Aqua America, Inc.

Under one Term Loan Note and Supplement, CoBank loaned the Company $18.0 million, which Term Loan shall be repaid by the Company in 60 equal quarterly installments of principal and interest over a 15-year amortizing term, with the first installment paid on April 20, 2012 and the last installment due on January 20, 2027.  Under the other Term Loan Note and Supplement, as amended in September 2012, CoBank loaned the Company $18.1 million, which Term Loan shall be repaid by the Company in quarterly interest payments and repayment of the principal balance in full on the earlier of January 2, 2014 or upon the Company raising equity capital, in the aggregate, up to the outstanding amount owed under the second Term Note and Supplement. The second Term Note was repaid in December 2012 with a portion of the proceeds from the Company's equity issuance.

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

On March 5, 2013, Connecticut Water and CoBank entered into a Promissory Note and Single Advance Term Loan Supplement to the MLA (the “Note”) in which CoBank agreed to make an additional Loan to Connecticut Water in an aggregate principal amount of up to $14,550,000, with a maturity date of March 4, 2033. Additionally, the Company entered into an Amendment to the Guarantee dated March 5, 2013 (the “Guarantee Amendment”), pursuant to which the Company agreed to guarantee the payment of certain of Connecticut Water's obligations under the Note pursuant to the same terms of the Guarantee.

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. The Company and its subsidiaries were in compliance with all covenants at March 31, 2013.

7.	Fair Value Disclosures

FASB Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements.

FASB ASC 820 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three broad levels, as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Level 1 – Quoted market prices in active markets for identical assets or liabilities.
Level 2 – Inputs other than Level 1 that are either directly or indirectly observable.
Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that the Company believes market participants would use.

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,647	$—	$2,647
Money Market Fund	85	—	—	85
Mutual Funds:
Equity Funds (1)	1,035	—	—	1,035
Total	$1,120	$2,647	$—	$3,767

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,538	$—	$2,538
Money Market Fund	28	—	—	28
Mutual Funds:
Equity Funds (1)	1,046	—	—	1,046
Total	$1,074	$2,538	$—	$3,612

(1)	Mutual funds consisting primarily of equity securities.

The fair value of Company Owned Life Insurance is based on the cash surrender value of the contracts. These contracts are based principally on a referenced pool of investment funds that actively redeem shares and are observable and measurable and are presented on the Other Property and Investments line item of the Company's Condensed Consolidated Balance Sheets.

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

Restricted Cash – As part of the Connecticut Water’s December 2011 bond offering, the Company recorded unused proceeds from this bond issuance as restricted cash as the funds can only be used for certain capital expenditures.  The Company expects to use the remainder of the proceeds during 2013, as the approved capital expenditures are completed.  The carrying amount approximates fair value.  Under the fair value hierarchy the fair value of restricted cash is classified as a Level 1 measurement.

Long-Term Debt – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of March 31, 2013 and December 31, 2012, the estimated fair value of the Company's long-term debt was $194,121,000 and $194,900,000, respectively, as compared to the carrying amounts of $177,941,000 and $178,475,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is the benchmark of current municipal bond yields. Under the fair value hierarchy the fair value of long term debt is classified as a Level 2 measurement.

The fair values shown above have been reported to meet the disclosure requirements of accounting principles generally accepted in the United States and do not purport to represent the amounts at which those obligations would be settled.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Segment Reporting

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals.  Results of operations for the three months ended March 31, 2013 include the results of BSWC.  Financial data for the segments is as follows (in thousands):

Three Months Ended March 31, 2013
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$20,128	$3,550	$1,323	$2,227
Real Estate Transactions	—	—	—	—
Services and Rentals	1,389	653	267	386
Total	$21,517	$4,203	$1,590	$2,613

Three Months Ended March 31, 2012
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$18,889	$2,485	$925	$1,560
Real Estate Transactions	—	—	—	—
Services and Rentals	1,335	591	241	350
Total	$20,224	$3,076	$1,166	$1,910

The revenues shown in Water Activities above consist of revenues from water customers of $19,729,000 and $18,540,000 for the three months ended March 31, 2013 and 2012, respectively.  Additionally, there were revenues associated with utility plant leased to others of $399,000 and $349,000 for the three months ended March 31, 2013 and 2012, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.  During the three months ended March 31, 2013 and March 31, 2012, the Company did not engage in any such transactions.

Assets by segment (in thousands):

	March 31, 2013	December 31, 2012
Total Plant and Other Investments:
Water Activities	$455,486	$453,625
Non-Water	803	680
	456,289	454,305
Other Assets:
Water Activities	91,453	118,020
Non-Water	30,513	6,650
	121,966	124,670
Total Assets	$578,255	$578,975

9.	Income Taxes

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

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company's Condensed Consolidated Statements of Income.  There were no such charges for the three months ended March 31, 2013 and 2012.  Additionally, there were no accruals relating to interest, penalties or uncertain tax positions as of March 31, 2013 and December 31, 2012.  The Company remains subject to examination by federal authorities for the 2010 and 2011 tax years, and by state authorities for the 2009 through 2011 tax years.

The Company’s effective income tax rate for the first three months of 2013 and 2012 was 37.8% and 37.9%, respectively.  The statutory income tax rates during each period was 41%.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year.

10.	Lines of Credit

On June 30, 2009, the Company entered into a $15 million line of credit agreement with CoBank, ACB, which was amended in May 2010, July 2011 and September 2012 and is currently scheduled to expire on July 1, 2014.  On October 12, 2012, the Company increased an additional line of credit from $15 million to $20 million, and extended its expiration date to June 30, 2014.  Due to the acquisition of BSWC, as described in Note 11, the total lines of credit available to the Company increased to $37.25 million, due to BSWC's $2.25 million line of credit expiring June 30, 2013.  Interim Bank Loans Payable at March 31, 2013 and December 31, 2012 was approximately $1.0 million and $1.7 million, respectively, and represents the outstanding aggregate balances on these lines of credit. As discussed in Part I, Item 2 below, the Company used a portion of the $47.5 million of net proceeds of its December 2012 equity issuance to pay down a portion of its outstanding balances on these lines of credit. As of March 31, 2013, the Company had $36.25 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

11.	Acquisitions

Effective December 10, 2012, the Company completed the acquisition of the Biddeford & Saco Water Company ("BSWC"). Shareholders of BSWC common stock exchanged all outstanding shares for 380,254 shares of Connecticut Water Service, Inc. in a transaction valued at approximately $12.0 million, based on the closing price of the Company's common stock on the acquisition date. BSWC is a public water utility regulated by the Maine Public Utility Commission ("MPUC") that serves approximately 15,000 customers in 4 communities in the State of Maine. The Company is accounting for the acquisition in accordance with FASB ASC 805 Business Combinations ("FASB ASC 805").

The estimated fair values of assets acquired and liabilities assumed, BSWC's outstanding long-term debt, are based upon the information that was available as of the acquisition dates, which management believes provides a reasonable basis for the estimated values. The fair values of long term-debt were based on similar marketable instruments. Management is analyzing additional data necessary to finalize these fair values, which are subject to change. While such changes could be significant, management does not expect them to be, based upon the information provided to date. The valuation, and thus the purchase price allocation, is expected to be completed as soon as practicable but no later than one year from the acquisition date.

The Company incurred pre-tax acquisition and closing related expenses of approximately $544,000 during 2012 to acquire BSWC which is recorded on the "Other" line item of the "Other Income (Deductions), Net of Taxes" section of the Condensed Consolidated Statements of Income. This acquisition further expanded the Company's footprint into another New England state, providing the Company with diversity with respect to weather and regulatory climate and ratemaking.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the estimated fair value of the BSWC assets acquired on December 10, 2012, the date of the acquisition (in thousands):

Net Utility Plant	$19,411
Cash and Cash Equivalents	14
Accounts Receivable, net	628
Prepayments and Other Current Assets	545
Goodwill	7,708
Deferred Charges and Other Costs	554
Total Assets Acquired	$28,860

Long-Term Debt, including current portion	$9,263
Accounts Payable and Accrued Expenses	254
Other Current Liabilities	1,076
Advances for Construction	714
Contributions in Aid of Construction	2,568
Deferred Federal and State Income Taxes	1,668
Other Long-Term Liabilities	1,305
Total Liabilities Assumed	$16,848

Net Assets Acquired	$12,012

The estimated fair values of the assets acquired and the liabilities assumed were determined based on the accounting guidance for fair value measurement under GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value analysis assumes the highest and best use of the assets by market participants. For BSWC, the allocation of the purchase price includes an adjustment to fair value related to BSWC's long-term debt and any associated deferred taxes. The excess of the purchase price paid over the estimated fair value of the assets acquired and the liabilities assumed was recognized as goodwill in the Water Activities Segment, none of which is deductible for tax purposes.

Goodwill is calculated as the excess of the purchase price over the net assets acquired and the contributing factors to the amount recorded include expected future cash flows, potential operational synergies, the utilization of technology and cost savings opportunities in the delivery of certain shared administrative and other services.

The following unaudited pro forma summary for the three months ended March 31, 2012 presents information as if BSWC had been acquired on January 1, 2012 and assumes that there were no other changes in our operations.  The following pro forma information does not necessarily reflect the actual results that would have occurred had the Company operated the business since January 1, 2012, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

Three Months Ended
Operating Revenues	$18,863
Other Water Activities Revenues	377
Real Estate Revenues	—
Service and Rentals Revenues	1,335
Total Revenues	$20,575

Net Income	$1,932

Basic Earnings per Average Share Outstanding	$0.22
Diluted Earnings per Average Share Outstanding	$0.22

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the results of BSWC for the three months ended March 31, 2013, and is included in the Condensed Consolidated Statement of Income for the period (in thousands):

Three Months Ended
Operating Revenues	$929
Other Water Activities Revenues	53
Real Estate Revenues	—
Service and Rentals Revenues	1
Total Revenues	$983

Net Loss	$(151)

Basic Loss per Average Share Outstanding	$(0.01)

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Regulatory Matters and Inflation

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

On July 19, 2012, the Company announced that it had reached an agreement to acquire The Biddeford & Saco Water Company ("BSWC"), pending a vote of BSWC shareholders, approval by the MPUC and the satisfaction of other various conditions. This acquisition added approximately 15,500 additional customers in the State of Maine, in the communities of Biddeford, Saco, Old Orchard Beach and Scarborough. Under the terms of the agreement, the acquisition was executed through a stock-for-stock merger transaction valued at approximately $12.0 million. On November 7, 2012, the MPUC approved the transaction and the Company completed the transaction on December 10, 2012. Holders of BSWC common stock received an aggregate of 380,254 shares of the Company's common stock in a tax-free exchange. The Company is accounting for the acquisition in accordance with FASB ASC 805. The Company is still in the process of completing the purchase price allocation as required by FASB ASC 805. See Note 11 for more information.

Public Utility Regulatory Authority Matters

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

On January 26, 2012, Connecticut Water filed a Water Infrastructure Conservation Act (“WICA”) application with the PURA requesting an additional 1.17% surcharge to customer bills, related to approximately $7.0 million spending on WICA projects.  This application also reduced the surcharge by 0.11% for the prior year reconciliation adjustment which expired April 1, 2012.  On January 30, 2012, Connecticut Water filed for a 0.09% reconciliation adjustment for the 2011 shortfall in WICA, to become effective April 1, 2012.  In March 2012, the PURA approved an increase of 1.16% on Connecticut Water’s first WICA application and approved the 0.09% reconciliation surcharge from the second application, effective April 1, 2012.  As of April 1, 2012, Connecticut Water’s cumulative WICA surcharge was 4.23%.

On July 26, 2012, Connecticut Water filed a WICA application with the PURA requesting an additional 1.50% surcharge to customer bills, related to approximately $7.7 million spending on WICA projects. In September 2012, the PURA approved the 1.50% increase, effective October 1, 2012.  As of October 1, 2012, Connecticut Water’s cumulative WICA surcharge was 5.73%.

On January 25, 2013, Connecticut Water filed a WICA application with the PURA requesting an additional 1.08% surcharge to customer bills related to approximately $6.5 million spending on WICA projects. This application also reduced the surcharge by 0.09% for the prior year reconciliation adjustment which expires April 1, 2013.  On January 30, 2013, Connecticut Water filed for a 0.10% reconciliation adjustment for the 2012 shortfall in WICA, to become effective April 1, 2013.  On March 25, 2013, the PURA approved an additional 1.06% surcharge, effective April 1, 2013. Additionally, on March 27, 2013, the PURA approved a 0.10% reconciliation adjustment, effective April 1, 2013. As of April 1, 2013, Connecticut Water's cumulative WICA surcharge is 6.80%.

In April 2013, Maine Water filed for rate increases in three of its divisions, totaling approximately $94,000 in additional revenue. The primary drivers for the requested increases are due to declining revenues and increased costs. The applications are currently under review at the MPUC and a final decision is expected within nine months.

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

The Maine Legislature is currently in the process of formalizing a Temporary Surcharge for Infrastructure Replacement and Repairs, a WICA-like mechanism that will allow for expedited recovery of infrastructure improvements. The Company expects that Maine Water and BSWC will be able to take advantage of the surcharge in late 2013 or early 2014.

Critical Accounting Policies and Estimates

The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the PURA and the MPUC to which Connecticut Water, Maine Water and BSWC, respectively, the Company’s regulated water utility subsidiaries, are subject.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to ASC 980 “Regulated Operations”, revenue recognition, and accounting for pension and other post-retirement benefit plans.  Each of these accounting policies and the application of critical accounting policies and estimates were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Outlook

The following modifies and updates the “Outlook” section of the Company’s 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

The Company expects Net Income from its Water Activities segment to increase in 2013 over 2012 levels, based, in part, on the acquisition of BSWC, along with modest growth in its Services and Rentals segment.

The Company believes that the factors described above and those described in detail below under the heading “Commitments and Contingencies” may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2013 and beyond.  Please also review carefully the risks and uncertainties described in the sections entitled Item 1A – Risk Factors, “Commitments and Contingencies” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and the risks and uncertainties described in the “Forward-Looking Information” section below.

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

On June 30, 2009, the Company entered into a $15 million line of credit agreement with CoBank, ACB, which was amended in May 2010, July 2011 and September 2012 and is currently scheduled to expire on July 1, 2014.  On October 12, 2012, the Company increased an additional line of credit from $15 million to $20 million, and extended its expiration date to June 30, 2014.  Due to the acquisition of BSWC, the total lines of credit available to the Company increased to $37.25 million, due to BSWC's $2.25 million line of credit expiring June 30, 2013.  Interim Bank Loans Payable at March 31, 2013 and December 31, 2012 was approximately $1.0 million and $1.7 million, respectively, and represents the outstanding aggregate balances on these lines of credit.  The Company used a portion of the $47.5 million of net proceeds of its December 2012 equity issuance to pay down a portion of its outstanding balances on these lines of credit. As of March 31, 2013, the Company had $36.25 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

On January 1, 2012, the Company and CoBank entered into an amendment to the CoBank Agreement (the “Amendment”) and two additional Promissory Note and Single Advance Term Loan Supplements providing for two additional Term Loans to the Company (the “Term Loan Notes and Supplements”).  Under the terms of the Amendment and the Term Loan Notes and Supplements, on January 3, 2012 the Company borrowed from CoBank, in the aggregate, an additional $36.1 million of an available $40 million to be applied to the Company’s acquisition of the issued and outstanding capital stock of Aqua Maine, Inc. from Aqua America, Inc.

Under one Term Loan Note and Supplement, CoBank loaned the Company $18.0 million, which Term Loan shall be repaid by the Company in 60 equal quarterly installments of principal and interest over a 15-year amortizing term, with the first installment paid on April 20, 2012 and the last installment due on January 20, 2027.  Under the other Term Loan Note and Supplement, as amended in September 2012, CoBank loaned the Company $18.1 million, which Term Loan shall be repaid by the Company in quarterly interest payments and repayment of the principal balance in full on the earlier of January 2, 2014 or upon the Company raising equity capital, in the aggregate, up to the outstanding amount owed under the second Term Note and Supplement. On December 12, 2012, the Company issued approximately 1.7 million shares of common stock and used a portion of the proceeds to pay off the second Term Note. See "December 2012 Equity Issuance" below for more detail.

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

On March 5, 2013, Connecticut Water and CoBank entered into a Promissory Note and Single Advance Term Loan Supplement to the MLA (the “Note”) in which CoBank agreed to make an additional Loan to Connecticut Water in an aggregate principal amount of up to $14,550,000, with a maturity date of March 4, 2033. Additionally, the Company entered into an Amendment to the Guarantee dated March 5, 2013 (the “Guarantee Amendment”), pursuant to which the Company agreed to guarantee the payment of certain of Connecticut Water's obligations under the Note pursuant to the same terms of the Guarantee.

Credit Rating

On April 15, 2013, Standard & Poor's Ratings Services ("S&P") affirmed its 'A'/Negative corporate credit rating and outlook on the Company. In its report S&P, commented on the material improvement of the Company's debt-to-capital ratio (52.1% at December 31, 2012 compared to 59.1% at December 31, 2011). S&P also noted that cash flows measures are expected to improve due to increased revenue from infrastructure surcharges and rate case increases. The Company's A rating has been in place since its initial rating in 2003.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) to all registered shareholders, and to the customers and employees of our regulated water companies, whereby participants can opt to have dividends directly reinvested into additional shares of the Company.  In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP and are intended to encourage greater shareholder, customer and employee participation in the DRIP.  During the three months ended March 31, 2013 and 2012, plan participants invested $393,000 and $354,000, respectively, in additional shares as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the three months ended March 31, 2013, no stock options were exercised.  During the three months ended March 31, 2012, 3,431 stock options were exercised, resulting in approximately $88,000 in proceeds to the Company.

December 2012 Equity Issuance

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

The Board of Directors approved a $31.3 million construction budget for 2013, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company is and will use some combination of its internally generated funds, remaining proceeds from its December 2012 equity issuance, borrowing under its available lines of credit, and the funds remaining under our 2011 debt issuance to fund this construction budget.

As the Company looks forward to the remainder of 2013 and 2014, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery through periodic WICA applications in Connecticut and a similar surcharge proposed in the Maine Legislature.  The total cost of that investment may exceed the amount of internally generated funds.  If so, the Company will consider external financing.  In order to maintain a balanced capital structure, we would consider both debt and equity issuances.  As the capital investment planning process is completed in the coming periods, the Company expects to provide a reasonable range of these potential financings.

Results of Operations

Three months ended March 31
Net Income for the three months ended March 31, 2013 increased from the same period in the prior year by $703,000 to $2,613,000, which increased earnings per basic average common share by $0.02 to $0.24.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	March 31, 2013	March 31, 2012	Increase/(Decrease)
Water Activities	$2,227	$1,560	$667
Real Estate Transactions	—	—	—
Services and Rentals	386	350	36
Total	$2,613	$1,910	$703

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $1,189,000, or 6.4%, to $19,729,000 for the three months ended March 31, 2013 when compared to the same period in 2012.  The primary reason for the increase in revenues was the acquisition of BSWC, which contributed $929,000 in additional revenue during the period.  Excluding BSWC, the Company saw an increase in revenue from water customers of $260,000, or approximately 1.4% during the three months ended March 31, 2013.  The primary driver for the increase in revenue in 2013 was the increased rates in 2013 associated with the recurring WICA surcharge, partially offset by decreases to revenues received from residential and commercial customers due primarily to declining usage when compared to the previous period.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $743,000, or 7.7%, for the three months ended March 31, 2013 when compared to the same period of 2012 primarily due to the acquisition of BSWC which contributed $834,000 of incremental O&M expense.  The following table presents the components of O&M expense both including and excluding BSWC (in thousands):

Expense Components	Actual March 31, 2013 O&M	Actual March 31, 2012 O&M	Actual Increase / (Decrease)	BSWC March 31, 2013 O&M	Adjusted Increase / (Decrease)
Customer	$436	$225	$211	$47	$164
Pension	997	857	140	—	140
Outside services	563	331	232	101	131
Utility costs	1,098	980	118	63	55
Other benefits	310	372	(62)	—	(62)
Water treatment (including chemicals)	611	629	(18)	64	(82)
Post-retirement medical	163	251	(88)	—	(88)
Payroll	3,525	3,322	203	306	(103)
Medical	631	612	19	148	(129)
Amston Lake water quality monitoring costs (non-labor)	—	135	(135)	—	(135)
Other	2,044	1,921	123	105	18
Total	$10,378	$9,635	$743	$834	$(91)

The decrease in O&M expenses excluding the incremental expense as a result of the acquisition of BSWC, was approximately $91,000, or approximately 0.9%, in the first quarter of 2013 when compared to the same period in 2012.  The changes in individual items, excluding the impact of BSWC, are described below:

•
Payroll costs decreased primarily due to a decrease in the number employees at March 31, 2013 when compared to March 31, 2012, excluding BSWC employees, and the capitalization of employee time related to an ongoing procurement project that began in the first quarter of 2013. This project is to designed to help reduce the costs of water infrastructure projects in future periods;

•	Medical costs decreased in the first quarter of 2013 when compared to the same period in 2012 due primarily to a reduction in claims filed by plan participants; and

•
Early in the first quarter of 2012, the Company received notification of elevated copper levels observed in the homes of certain customers in our Amston Lake system. As a result, Connecticut Water incurred costs associated with the monitoring of water sources and customer homes. The copper levels returned to normal during the latter part of the first quarter of 2012.

The decreases described above were partially offset by the following increases to O&M expense:

•	Customer costs increased in 2013 primarily due to an increase in bad debt expense and an increase in postage costs for customer mailings;

•	The increase in Pension costs was attributable primarily to a decrease in the discount rate used in determining net periodic benefit costs in 2013; and

•	Outside services expense increased primarily due to an increase consulting fees related to the organizational design portion of the Company's ongoing procurement project.

The Company saw an approximate 13.3% increase in its Depreciation expense from the three months ended March 31, 2013 compared to the same period in 2012.  The primary driver of this increase was approximately $168,000 in Depreciation expense attributable to BSWC.  Excluding the impact of BSWC, the Company's depreciation expense increased by approximately 6.2% for the three months ended March 31, 2013. The remainder of the increase in Depreciation expense was due to higher Utility Plant in Service as of March 31, 2013 compared to March 31, 2012.

Income Tax expense associated with Water Activities increased by $149,000 in the first quarter of 2013 when compared to the same period in 2012 due to higher pre-tax net income. Excluding the impact of BSWC, Income Tax expense increased by $269,000.

Other Income (Deductions), Net of Taxes increased for the quarter ending March 31, 2013 by $116,000, with BSWC contributing $1,000 to the increase. The primary driver of this increase was the reduction in acquisition related costs in 2013 and an increase in patronage income from one of our banking partners and higher earnings from our unregulated company, New England Water Utility Services.

Total Interest and Debt Expense decreased by $749,000 in the first quarter of 2013 when compared to the same period in 2012 due to an increase in the patronage related to interest received from one of our banking partners and a decrease in Interest on Long-Term Debt due to the refinancing of approximately $54.6 million in long-term debt in the fourth quarter of 2012 and the repayment of approximately $18.0 million in debt used to acquire Maine Water.

Commitments and Contingencies

There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period year December 31, 2012.

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

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•	changes in general economic, business, credit and financial market conditions;

•	changes in environmental conditions, including those that result in water use restrictions;

•	abnormal weather conditions;

•	increases in energy and fuel costs;

•	unfavorable changes to the federal and/or state tax codes;

•	significant changes in, or unanticipated, capital requirements;

•	significant changes in our credit rating or the market price of our common stock;

•	our ability to integrate businesses, technologies or services which we may acquire, including the acquisitions of The Maine Water Company and the Biddeford and Saco Water Company in 2012;

•	our ability to manage the expansion of our business;

•	the extent to which we are able to develop and market new and improved services;

•	the continued demand by telecommunication companies for antenna site leases on our property;

•	the effect of the loss of major customers;

•	our ability to retain the services of key personnel and to hire qualified personnel as we expand;

•	labor disputes;

•	increasing difficulties in obtaining insurance and increased cost of insurance;

•	cost overruns relating to improvements or the expansion of our operations;

•	increases in the costs of goods and services;

•	civil disturbance or terroristic threats or acts; and

•	changes in accounting pronouncements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements.  You should read this 10-Q, the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“10-K”) and the documents that we incorporate by reference into the 10-K completely and with the understanding that our actual future results, performance and achievements may be materially different from what we expect.  These forward-looking statements represent our assumptions, expectations and beliefs only as of the date of this 10-Q.  Except for our ongoing obligations to disclose certain information under the federal securities laws, we are not obligated, and assume no obligation, to update these forward-looking statements, even though our situation may change in the future.  For further information or other factors which could affect our financial results and such forward-looking statements, see Part I, Item 1A“Risk Factors” found in the 10-K.  We qualify all of our forward-looking statements by these cautionary statements.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $37.25 million of variable rate lines of credit with two banks, under which the interim bank loans payable at March 31, 2013 were approximately $1.0 million.

As of March 31, 2013, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

On December 10, 2012, the acquisition of BSWC closed. The Company is currently in the process of integrating BSWC’s operations, processes, and internal controls. See Note 11 to the Condensed Consolidated Financial Statements in Part I, Item I for additional information relating to the acquisition.

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

Part II, Item 1A: Risk Factors

Information about the material risks related to our business, financial condition and results of operations for the three months ended ended March 31, 2013 does not materially differ from that set out under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the information provided elsewhere in this report. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company's business operations, financial condition or operating results.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended March 31, 2013.

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

10.1*	Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit-Sharing Plan, effective as of January 1, 2012.

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32**	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)

Date:	May 8, 2013	By: /s/ David C. Benoit
David C. Benoit Vice President – Finance and Chief Financial Officer

Date:	May 8, 2013	By: /s/ Nicholas A. Rinaldi
Nicholas A. Rinaldi Controller