Form 10-Q
period 2013-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2013-08-09
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013 or

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
11,003,512
Number of shares of common stock outstanding, July 31, 2013
(Includes 171,151 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
June 30, 2013

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	June 30, 2013	December 31, 2012
Utility Plant	$624,002	$611,787
Construction Work in Progress	8,597	7,734
	632,599	619,521
Accumulated Provision for Depreciation	(177,160)	(171,610)
Net Utility Plant	455,439	447,911
Other Property and Investments	6,692	6,394
Cash and Cash Equivalents	7,548	13,150
Accounts Receivable (Less Allowance, 2013 - $996; 2012 - $1,058)	12,136	11,526
Accrued Unbilled Revenues	8,275	7,233
Materials and Supplies, at Average Cost	1,766	1,629
Prepayments and Other Current Assets	3,357	2,824
Total Current Assets	33,082	36,362
Restricted Cash	9,937	9,820
Unamortized Debt Issuance Expense	7,109	7,411
Unrecovered Income Taxes - Regulatory Asset	13,553	9,871
Pension Benefits - Regulatory Asset	17,251	18,319
Post-Retirement Benefits Other Than Pension - Regulatory Asset	3,097	3,022
Goodwill	31,685	31,685
Deferred Charges and Other Costs	8,251	8,180
Total Regulatory and Other Long-Term Assets	90,883	88,308
Total Assets	$586,096	$578,975
CAPITALIZATION AND LIABILITIES
Common Stockholders' Equity:
Common Stock Without Par Value:
Authorized - 25,000,000 Shares - Issued and Outstanding:
2013 - 11,001,715; 2012 - 10,939,486	$136,005	$134,873
Retained Earnings	53,395	51,804
Accumulated Other Comprehensive Loss	(1,207)	(1,328)
Common Stockholders' Equity	188,193	185,349
Preferred Stock	772	772
Long-Term Debt	178,731	178,475
Total Capitalization	367,696	364,596
Current Portion of Long-Term Debt	1,388	1,304
Interim Bank Loans Payable	134	1,660
Accounts Payable and Accrued Expenses	7,326	10,016
Accrued Taxes	199	—
Accrued Interest	750	889
Other Current Liabilities	2,065	2,008
Total Current Liabilities	11,862	15,877
Advances for Construction	31,566	31,030
Contributions in Aid of Construction	77,349	77,372
Deferred Federal and State Income Taxes	43,947	40,869
Unfunded Future Income Taxes	13,119	8,992
Long-Term Compensation Arrangements	38,067	36,430
Unamortized Investment Tax Credits	1,454	1,490
Other Long-Term Liabilities	1,036	2,319
Total Long-Term Liabilities	206,538	198,502
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$586,096	$578,975
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2013 and 2012
(Unaudited)
(In thousands, except per share amounts)

	2013	2012
Operating Revenues	$22,545	$21,348
Operating Expenses
Operation and Maintenance	10,357	10,076
Depreciation	2,600	2,392
Income Taxes	2,519	2,167
Taxes Other Than Income Taxes	1,810	1,702
Total Operating Expenses	17,286	16,337
Net Operating Revenues	5,259	5,011
Other Utility Income, Net of Taxes	179	188
Total Utility Operating Income	5,438	5,199
Other Income (Deductions), Net of Taxes
Gain on Real Estate Transactions	—	982
Non-Water Sales Earnings	376	333
Allowance for Funds Used During Construction	76	79
Other	(111)	(298)
Total Other Income, Net of Taxes	341	1,096
Interest and Debt Expense
Interest on Long-Term Debt	1,791	1,927
Other Interest (Income) Charges, Net	(157)	110
Amortization of Debt Expense and Premium, Net	(165)	95
Total Interest and Debt Expense	1,469	2,132
Net Income	4,310	4,163
Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$4,300	$4,153
Weighted Average Common Shares Outstanding:
Basic	10,819	8,667
Diluted	10,989	8,805
Earnings Per Common Share:
Basic	$0.40	$0.48
Diluted	$0.39	$0.47
Dividends Per Common Share	$0.2425	$0.2375

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)
(In thousands, except per share amounts)

	2013	2012
Operating Revenues	$42,274	$39,888
Operating Expenses
Operation and Maintenance	20,735	19,711
Depreciation	5,304	4,779
Income Taxes	3,647	3,146
Taxes Other Than Income Taxes	3,970	3,690
Total Operating Expenses	33,656	31,326
Net Operating Revenues	8,618	8,562
Other Utility Income, Net of Taxes	385	364
Total Utility Operating Income	9,003	8,926
Other Income (Deductions), Net of Taxes
Gain on Real Estate Transactions	—	982
Non-Water Sales Earnings	762	683
Allowance for Funds Used During Construction	130	135
Other	(172)	(441)
Total Other Income, Net of Taxes	720	1,359
Interest and Debt Expense
Interest on Long-Term Debt	3,578	3,847
Other Interest (Income) Charges, Net	(700)	187
Amortization of Debt Expense and Premium, Net	(78)	178
Total Interest and Debt Expense	2,800	4,212
Net Income	6,923	6,073
Preferred Stock Dividend Requirement	19	19
Net Income Applicable to Common Stock	$6,904	$6,054
Weighted Average Common Shares Outstanding:
Basic	10,811	8,659
Diluted	10,977	8,793
Earnings Per Common Share:
Basic	$0.64	$0.70
Diluted	$0.63	$0.69
Dividends Per Common Share	$0.4850	$0.4750

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012
Net Income	$4,310	$4,163
Other Comprehensive Income/(Loss), net of tax
Qualified Cash Flow Hedging Instrument Income, net of tax expense of $0 and $0 in 2013 and 2012	1	1
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) benefit of $(28) in 2013 and $19 in 2012	92	(29)
Unrealized gain (loss) on investments, net of tax (expense) benefit of $(3) in 2013 and $19 in 2012	5	(30)
Other Comprehensive Income/(Loss), net of tax	98	(58)
Comprehensive Income	$4,408	$4,105

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012
Net Income	$6,923	$6,073
Other Comprehensive Income/(Loss), net of tax
Qualified Cash Flow Hedging Instrument Income, net of tax expense of $0 and $0 in 2013 and 2012	1	1
Reclassification to Pension and Post-Retirement Benefits Other Than Pension, net of tax (expense) benefit of $(45) in 2013 and $31 in 2012	67	(35)
Unrealized gain on investments, net of tax expense of $(35) in 2013 and $(21) in 2012	53	31
Other Comprehensive Income/(Loss), net of tax	121	(3)
Comprehensive Income	$7,044	$6,070

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended June 30, 2013 and 2012
(Unaudited)
(In thousands, except per share amounts)

	2013	2012
Balance at Beginning of Period	$51,756	$46,482
Net Income	4,310	4,163
	56,066	50,645
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	7	7
Common Stock - 2013 $0.2425 per share; 2012 $0.2375 per share	2,661	2,091
	2,671	2,101
Balance at End of Period	$53,395	$48,544

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)
(In thousands, except per share amounts)

	2013	2012
Balance at Beginning of Period	$51,804	$46,669
Net Income	6,923	6,073
	58,727	52,742
Dividends Declared:
Cumulative Preferred, Class A, $0.40 per share	6	6
Cumulative Preferred, Series $0.90, $0.45 per share	13	13
Common Stock - 2013 $0.485 per share; 2012 $0.475 per share	5,313	4,179
	5,332	4,198
Balance at End of Period	$53,395	$48,544

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012
Operating Activities:
Net Income	$6,923	$6,073
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Revenues	119	119
Provision for Deferred Income Taxes and Investment Tax Credits, Net	3,485	1,005
Allowance for Funds Used During Construction	(130)	(134)
Depreciation (including $343 and $161 in 2013 and 2012 charged to other accounts)	5,647	4,940
Gain from Sale of Land	—	(982)
Change in Assets and Liabilities:
Increase in Accounts Receivable and Accrued Unbilled Revenues	(1,652)	(2,064)
Increase in Prepayments and Other Current Assets	(673)	(294)
Decrease in Other Non-Current Items	1,338	2,196
Decrease in Accounts Payable, Accrued Expenses and Other Current Liabilities	(1,715)	(595)
Total Adjustments	6,419	4,191
Net Cash and Cash Equivalents Provided by Operating Activities	13,342	10,264
Investing Activities:
Company Financed Additions to Utility Plant	(13,428)	(11,085)
Advances from Others for Construction	(245)	(61)
Net Additions to Utility Plant Used in Continuing Operations	(13,673)	(11,146)
Purchase of water systems, net of cash acquired	—	(36,340)
Proceeds from the Sale of Land	—	1,450
Release of Restricted Cash	1,295	3,321
Net Cash and Cash Equivalents Used in Investing Activities	(12,378)	(42,715)
Financing Activities:
Proceeds from Interim Bank Loans	134	24,271
Repayment of Interim Bank Loans	(1,660)	(21,372)
Proceeds from the Issuance of Long-Term Debt	14,550	36,088
Costs to Issue Long-Term Debt and Common Stock	(31)	(180)
Proceeds from Issuance of Common Stock	797	703
Proceeds from the Exercise of Stock Options	—	88
Repayment of Long-Term Debt Including Current Portion	(15,269)	(625)
Advances from Others for Construction	245	61
Cash Dividends Paid	(5,332)	(4,198)
Net Cash and Cash Equivalents (Used in) Provided by Financing Activities	(6,566)	34,836
Net (Decrease) Increase in Cash and Cash Equivalents	(5,602)	2,385
Cash and Cash Equivalents at Beginning of Period	13,150	1,012
Cash and Cash Equivalents at End of Period	$7,548	$3,397
Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$346	$284
Short-term Investment of Bond Proceeds Held in Restricted Cash	$9,937	$12,613
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$3,118	$3,806
State and Federal Income Taxes	$1,500	$2,706
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. and Subsidiaries (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  The Company’s primary operating subsidiaries are: The Connecticut Water Company (“Connecticut Water”), The Maine Water Company (“Maine Water”) and the Biddeford & Saco Water Company ("BSWC").  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2012 and as updated in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013.

Effective January 1, 2013, the Company began recording an accrual for future patronage refunds from a banking partner based on past history, where in prior years the refund was recorded when received. The Company received $588,000 in patronage distribution during the first quarter of 2013 which related to the year ended December 31, 2012. The Company has determined that changing the accounting to an accrual basis in 2013 is appropriate. The Company believes that the amounts received and recorded in prior periods were not material to the Company's consolidated results of operations or consolidated financial position.

During the second quarter of 2013, the Company recognized that it was not properly amortizing the fair value of debt that was recorded as part of the Company's acquisitions of Maine Water and BSWC. As a result, in the second quarter of 2013, the Company recorded $169,000 and $85,000 of amortization into income relating to year ended December 31, 2012 and the first quarter of 2013, respectively. The Company believes that the amounts recorded were not material to the Company's consolidated results of operations or consolidated financial position.

Certain reclassifications have been made to the 2012 Condensed Consolidated Statement of Cash Flows to conform previously reported data to the current presentation.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

Regulatory Matters

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

On January 25, 2013, Connecticut Water filed a WICA application with the PURA requesting an additional 1.08% surcharge to customer bills related to approximately $6.5 million spending on WICA projects. This application also reduced the surcharge by 0.09% for the prior year reconciliation adjustment which expired April 1, 2013.  On January 30, 2013, Connecticut Water filed for a 0.10% reconciliation adjustment for the 2012 shortfall in WICA, to become effective April 1, 2013.  On March 25, 2013, the PURA approved an additional 1.06% surcharge, effective April 1, 2013. Additionally, on March 27, 2013, the PURA approved a 0.10% reconciliation adjustment, effective April 1, 2013. As of April 1, 2013, Connecticut Water's cumulative WICA surcharge was 6.80%.

On July 25, 2013, Connecticut Water filed a WICA application with the PURA requesting an additional 1.09% surcharge to customers' bills, representing approximately $5.6 million in WICA related projects. Connecticut Water expects the PURA to issue a decision on the WICA application during the third quarter of 2013 with the new rates becoming effective on October 1, 2013.

On June 28, 2013, Connecticut Water entered into a settlement agreement with the Office of the Consumer Counsel of the State of Connecticut and the Office of the Attorney General for the State of Connecticut (the "Settlement Agreement"), whereby Connecticut Water would adjust the water rates charged to its customers effective April 1, 2014 in accordance with the elements of the Settlement Agreement (the "Connecticut Water Rate Reduction Plan"). On July 1, 2013, Connecticut Water submitted an application to the PURA seeking formal approval by PURA of the Settlement Agreement.

The Settlement Agreement contemplates that Connecticut Water will adopt temporary and proposed regulations issued by the Internal Revenue Service ("IRS") that allows the Company to adopt an alternative method for determining how expenditures related to tangible property can be treated for federal tax purposes for tax years beginning on or after January 1, 2012.  This tax accounting method change will treat certain expenditures that the Company historically capitalized for tax purposes, as a deductible repair expense on its tax return.  The adoption of the tax accounting method change will allow Connecticut Water to record a favorable “catch up adjustment” on the Company's consolidated 2012 federal tax return to be filed in September 2013. The Company anticipates that it will be entitled to receive a significant tax refund by carrying back the net operating loss generated from this adjustment.

The Settlement Agreement includes, as a result of negotiated compromise of the parties' respective positions, the following key elements related to the Connecticut Water Rate Reduction Plan:

1)    Connecticut Water crediting its water customers with the amount of the catch up adjustment plus the amount by which 2012 federal income taxes are reduced by the repair deduction (although the total amount of these deductions will not be known until the Company's 2012 tax return is complete, the Company currently estimates the amount of the deduction will be approximately $10 million) in order to offset an anticipated rate increase arising from the revenue adjustment mechanism authorized by the State of Connecticut in Public Act No. 13-78 with any associated change in rates to also be reflected on Connecticut Water customers' bills as of April 1, 2014;

2)    Resetting Connecticut Water's adjustment under Connecticut's WICA mechanism to zero by integrating the present WICA surcharge (expected to be approximately 7.9% effective as of October 1, 2013) into Connecticut Water's base rates; and

3)    Connecticut Water agreeing not to file for a general rate increase (except under extraordinary circumstances outside Connecticut Water's control) for new rates to be effective any sooner than October 1, 2015;

In the Settlement Agreement, the parties are also requesting that PURA approve an accounting treatment for Connecticut Water to: 1) allow for the deferral of the tax refund described above and a credit of the tax benefit to customers over a proposed two-year period through a credit on water bills issued starting April 1, 2014 and 2) defer for later crediting to or collection from customers of the amount by which actual revenues deviate from the revenues allowed Connecticut Water's in most recent general rate proceeding.

The Agreement provides that, if the PURA does not fully approve the Agreement in its entirety, it shall be deemed withdrawn. Accordingly, the Agreement has no operative effect unless and until it is approved by the PURA.

The parties to the Settlement Agreement have asked the PURA to issue a decision as soon as possible but not later than August 31, 2013; however, the Company is not able to predict with certainty the ultimate timing of the PURA's final action on the Settlement Agreement. No assurance can be given that the PURA will approve the Agreement and permit some or all of the terms contained in the Settlement Agreement requested by the parties.

The rates we charge our Maine water customers are established under the jurisdiction of and are approved by the MPUC.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Maine Water’s average allowed return on equity and return on rate base, as of June 30, 2013 are 10.00% and 8.31%, respectively.  BSWC’s allowed return on equity, as of June 30, 2013 is 10.00%.

In April 2013, Maine Water filed for rate increases in three of its divisions, totaling approximately $94,000 in additional revenue, driven primarily by dropping consumption and small expense increases. On July 9, 2013, the MPUC approved rate increases totaling $88,000, in total, for these divisions, to be effective July 1, 2013. In June, 2013, Maine Water filed for rate increases in three additional divisions, totaling approximately $554,000 in additional revenue, driven primarily by capital expenditures, dropping consumption and small expense increases. These applications are currently under review at the MPUC, and a final decision is expected within nine months.

Effective June 2013, a Water Infrastructure Surcharge (“WISC”) is available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. The Company expects that Maine Water and BSWC will begin to use this in late 2013 or early 2014.

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and six months ended June 30, 2013 and 2012.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30,	2013	2012	2013	2012
Service Cost	$513	$486	$1,100	$1,010
Interest Cost	651	640	1,306	1,285
Expected Return on Plan Assets	(727)	(659)	(1,473)	(1,346)
Amortization of:
Prior Service Cost	19	20	37	37
Net Loss	540	519	1,031	877
Net Periodic Benefit Cost	$996	$1,006	$2,001	$1,863

The Company expects to make a contribution to its defined benefit pension plan of approximately $2,490,000 in 2013 for the 2012 plan year, as allowed by the current funding status.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30,	2013	2012	2013	2012
Service Cost	$176	$118	$337	$275
Interest Cost	129	129	254	270
Expected Return on Plan Assets	(70)	(67)	(145)	(135)
Other	56	56	112	112
Amortization of:
Prior Service Cost	(202)	(202)	(403)	(403)
Recognized Net Loss	118	140	215	306
Net Periodic Benefit Cost	$207	$174	$370	$425

3.	Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended June 30,	2013	2012
Common Shares Outstanding End of Period:	11,001,715	8,815,234
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	10,818,883	8,667,440
Diluted	10,988,813	8,805,338

Basic Earnings per Share	$0.40	$0.48
Dilutive Effect of Unexercised Stock Options	(0.01)	(0.01)
Diluted Earnings per Share	$0.39	$0.47

Six Months ended June 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	10,811,100	8,659,176
Diluted	10,976,812	8,793,176

Basic Earnings per Share	$0.64	$0.70
Dilutive Effect of Unexercised Stock Options	(0.01)	(0.01)
Diluted Earnings per Share	$0.63	$0.69

Total unrecognized compensation expense for all stock awards was approximately $1.3 million as of June 30, 2013 and will be recognized over a weighted average period of 1.2 years.

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

The changes in Accumulated Other Comprehensive Income/(Loss) ("AOCI") by component, net of tax, for the three and six months ended June 30, 2013 is as follows (in thousands):

Three Months Ended June 30, 2013	Interest Rate Swap	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$(41)	$117	$(1,381)	$(1,305)
Other Comprehensive Income Before Reclassification	—	4	—	4
Amounts Reclassified from AOCI	1	1	92	94
Net current-period Other Comprehensive Income (Loss)	1	5	92	98
Ending Balance	$(40)	$122	$(1,289)	$(1,207)

Six Months Ended June 30, 2013	Interest Rate Swap	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$(41)	$69	$(1,356)	$(1,328)
Other Comprehensive Income Before Reclassification	—	41	—	41
Amounts Reclassified from AOCI	1	12	67	80
Net current-period Other Comprehensive Income (Loss)	1	53	67	121
Ending Balance	$(40)	$122	$(1,289)	$(1,207)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2013 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Three Months Ended June 30, 2013(a)	Amounts Reclassified from AOCI Six Months Ended June 30, 2013(a)	Affected Line Items on Income Statement
Amortization of Cash Flow Hedging Instrument	1	1	Other Income
Tax expense	—	—	Other Income
	1	1

Realized Gains on Investments	3	21	Other Income
Tax expense	(2)	(9)	Other Income
	1	12

Amortization of Recognized Net Loss from Defined Benefit Items	120	112	Other Income (b)
Tax expense	(28)	(45)	Other Income
	92	67

Total Reclassifications for the period, net of tax	94	80

(a) Amounts in parentheses indicate loss.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Long-Term Debt

Long-Term Debt at June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

		2013	2012
Connecticut Water Service, Inc.:
4.09%	Term Loan Note	$16,883	$17,337
The Connecticut Water Company:
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.00%	2007 A Series, Due 2037	—	14,550
5.10%	2009 A Series, Due 2039	19,950	19,950
5.00%	2011 A Series, Due 2021	23,699	23,797
3.16%	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	CoBank Note Payable, Due 2033	14,550	—
Total The Connecticut Water Company		134,859	134,957
The Maine Water Company:
8.95%	1994 Series G, Due 2024	9,000	9,000
2.68%	1999 Series J, Due 2019	474	524
0.00%	2001 Series K, Due 2031	739	780
2.58%	2002 Series L, Due 2022	90	98
1.53%	2003 Series M, Due 2023	401	421
1.73%	2004 Series N, Due 2024	471	471
0.00%	2004 Series O, Due 2034	140	147
1.76%	2006 Series P, Due 2026	451	471
1.57%	2009 Series R, Due 2029	242	247
0.00%	2009 Series S, Due 2029	740	762
0.00%	2009 Series T, Due 2029	2,075	2,137
0.00%	2012 Series U, Due 2042	171	177
1.00%	2013 Series V, Due 2033	1,410	—
2.52%	CoBank Note Payable, Due 2017	1,965	1,965
Total The Maine Water Company		18,369	17,200
The Biddeford & Saco Water Company
6.45%	Series M, Due 2014	2,700	2,700
7.72%	Series L, Due 2018	2,250	2,250
2.40%	Series N, Due 2022	1,297	1,297
1.86%	Series O, Due 2025	862	862
2.23%	Series P, Due 2028	1,354	1,354
Various	Various Capital Leases	103	126
Total The Biddeford & Saco Water Company		8,566	8,589
Add: Acquisition Fair Value Adjustment		1,442	1,696
Less: Current Portion		(1,388)	(1,304)
Total Long-Term Debt		$178,731	$178,475

As of June 30, 2013, the Company and its subsidiaries will make principal payments of approximately $1,388,000 over the next twelve months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

There are no mandatory sinking fund payments required on Connecticut Water’s outstanding Water Facilities Revenue Bonds.  However, certain fixed rate Unsecured Water Facilities Revenue Refinancing Bonds provide for an estate redemption right whereby the estate of deceased bondholders or surviving joint owners may submit bonds to the Trustee for redemption at par, subject to a $25,000 per individual holder and a 3% annual aggregate limitation.

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

On March 5, 2013, Connecticut Water and CoBank entered into a Promissory Note and Single Advance Term Loan Supplement to the MLA (the “Note”) in which CoBank agreed to make an additional Loan to Connecticut Water in an aggregate principal amount of up to $14,550,000, with a maturity date of March 4, 2033. Additionally, the Company entered into an Amendment to the Guarantee dated March 5, 2013 (the “Guarantee Amendment”), pursuant to which the Company agreed to guarantee the payment of certain of Connecticut Water's obligations under the Note pursuant to the same terms of the Guarantee. Connecticut Water used substantially all of the proceeds of the Loans to refinance the 2007 A Series bonds outstanding.

On June 3, 2013, Maine Water completed the issuance of $1,409,888 aggregate principal amount of its First Mortgage Bonds, Series V, 1.0% due April 1, 2033 (the “Bonds”). The Bonds were issued by Maine Water to the Maine Municipal Bond Bank (the “Bank”) and the proceeds of the issuance were loaned (the “Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of June 3, 2013. The proceeds of the Loan will be used by Maine Water to fund various water facilities projects.

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. The Company and its subsidiaries were in compliance with all covenants at June 30, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,619	$—	$2,619
Money Market Fund	132	—	—	132
Mutual Funds:
Equity Funds (1)	965	—	—	965
Total	$1,097	$2,619	$—	$3,716

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,538	$—	$2,538
Money Market Fund	28	—	—	28
Mutual Funds:
Equity Funds (1)	1,046	—	—	1,046
Total	$1,074	$2,538	$—	$3,612

(1)	Mutual funds consisting primarily of equity securities and are presented on the Other Property and Investments line item of the Company's Condensed Consolidated Balance Sheets.

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

Long-Term Debt – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of June 30, 2013 and December 31, 2012, the estimated fair value of the Company's long-term debt was

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

$183,000,000 and $194,900,000, respectively, as compared to the carrying amounts of $178,731,000 and $178,475,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is the benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

The fair values shown above have been reported to meet the disclosure requirements of accounting principles generally accepted in the United States and do not purport to represent the amounts at which those obligations would be settled.

8.	Segment Reporting

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals.  Results of operations for the three and six months ended June 30, 2013 include the results of BSWC.  Financial data for the segments is as follows (in thousands):

Three Months Ended June 30, 2013
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$22,854	$6,379	$2,445	$3,934
Real Estate Transactions	—	—	—	—
Services and Rentals	1,477	634	258	376
Total	$24,331	$7,013	$2,703	$4,310

Three Months Ended June 30, 2012
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$21,672	$4,929	$2,081	$2,848
Real Estate Transactions	1,450	1,331	349	982
Services and Rentals	1,366	562	229	333
Total	$24,488	$6,822	$2,659	$4,163

Six Months Ended June 30, 2013
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$42,982	$9,929	$3,768	$6,161
Real Estate Transactions	—	—	—	—
Services and Rentals	2,866	1,287	525	762
Total	$45,848	$11,216	$4,293	$6,923

Six Months Ended June 30, 2012
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$40,561	$7,414	$3,006	$4,408
Real Estate Transactions	1,450	1,331	349	982
Services and Rentals	2,701	1,153	470	683
Total	$44,712	$9,898	$3,825	$6,073

The revenues shown in Water Activities above consisted of revenues from water customers of $22,545,000 and $21,348,000 for the three months ended June 30, 2013 and 2012, respectively.  Additionally, there were revenues associated with utility plant leased to others of $309,000 and $324,000 for the three months ended June 30, 2013 and 2012, respectively. The revenues shown in Water Activities above consisted of revenues from water customers of $42,274,000 and $39,888,000 for the six months ended June 30, 2013 and 2012, respectively.  Additionally, there were revenues associated with utility plant leased to others of $708,000 and $673,000 for the six months ended June 30, 2013 and 2012, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.  During the six months ended June 30, 2013, the Company did not engage in any such transactions. During the six months ended June 30, 2012, the Company completed the previously announced sale of a parcel of land in the Town of Plymouth, CT.

Assets by segment (in thousands):

	June 30, 2013	December 31, 2012
Total Plant and Other Investments:
Water Activities	$461,330	$453,625
Non-Water	801	680
	462,131	454,305
Other Assets:
Water Activities	120,468	118,020
Non-Water	3,497	6,650
	123,965	124,670
Total Assets	$586,096	$578,975

9.	Income Taxes

FASB ASC 740 Income Taxes (“FASB ASC 740”) addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed. The Company is also aware that certain of its peers have been challenged on certain tax credits associated with fixed capital investment credits and believes that this may be a focus of the State's review. While the Company firmly believes that all fixed capital investment credits are appropriate and conservatively measured, the Company believes, based on recent activities by taxing authorities, that it is more likely than not that some portion of the Company's fixed capital investment credits claimed in prior years may be challenged and ultimately disallowed. Therefore, as required by FASB ASC 740, during the three months ended June, 30, 2013, the Company recorded a reserve of $1.4 million, or 50% of the credits recorded that would be subject to disallowance.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company's Condensed Consolidated Statements of Income.  There were no such charges for the six months ended June 30, 2013 and 2012.  Additionally, there were no accruals relating to interest or penalties as of June 30, 2013 and December 31, 2012.  The Company remains subject to examination by federal authorities for the 2010 and 2011 tax years.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2012 Federal Tax Return to be filed in September 2013, creating a change in accounting method for tax purposes. As a result, in the second quarter of 2013, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2013 and has reflected that deduction in its effective tax rate at 50% of the expected $15 million of infrastructure improvement. Consistent with other differences between book and tax expenditures, the Company is required to flow-through any timing differences not required by the Internal Revenue Service to be normalized.

The Company’s effective income tax rate for the first six months of 2013 and 2012 was 38.3% and 38.7%, respectively.  The Company's effective tax rate excluding the fixed capital investment credit discussed above was 24.3% for the six months ended June 30, 2013. The statutory income tax rates during each period was 41%.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Lines of Credit

On June 30, 2009, the Company entered into a $15 million line of credit agreement with CoBank, ACB, which was amended in May 2010, July 2011 and September 2012 and is currently scheduled to expire on July 1, 2014.  On October 12, 2012, the Company increased an additional line of credit from $15 million to $20 million, and extended its expiration date to June 30, 2014.  On June 30, 2013, the Company allowed BSWC's $2.25 million line of credit to expire. As of June 30, 2013, the total lines of credit available to the Company was $35.0 million.  Interim Bank Loans Payable at June 30, 2013 and December 31, 2012 was approximately $0.1 million and $1.7 million, respectively, and represents the outstanding aggregate balances on these lines of credit. As discussed in Part I, Item 2 below, the Company used a portion of the $47.5 million of net proceeds of its December 2012 equity issuance to pay down a portion of its outstanding balances on these lines of credit. As of June 30, 2013, the Company had $34.9 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

11.	Acquisitions

Effective December 10, 2012, the Company completed the acquisition of the Biddeford & Saco Water Company ("BSWC"). This acquisition further expanded the Company's footprint into another New England state, providing the Company with diversity with respect to weather and regulatory climate and ratemaking. Shareholders of BSWC common stock exchanged all outstanding shares of BSWC for 380,254 shares of Connecticut Water Service, Inc. in a transaction valued at approximately $12.0 million, based on the closing price of the Company's common stock on the acquisition date. BSWC is a public water utility regulated by the Maine Public Utility Commission ("MPUC") that serves approximately 15,000 customers in 4 communities in the State of Maine. The Company is accounting for the acquisition in accordance with FASB ASC 805 Business Combinations ("FASB ASC 805").

The estimated fair values of assets acquired and liabilities assumed, including BSWC's outstanding long-term debt, are based upon the information that was available as of the acquisition dates, which management believes provides a reasonable basis for the estimated values. The fair values of long term-debt were based on similar marketable instruments. Management is analyzing additional data necessary to finalize these fair values, which are subject to change. While such changes could be significant, management does not expect them to be, based upon the information provided to date. The valuation, and thus the purchase price allocation, is expected to be completed as soon as practicable but no later than one year from the acquisition date.

The Company incurred pre-tax acquisition and closing related expenses of approximately $544,000 during the year ended December 31, 2012 to acquire BSWC which is recorded on the "Other" line item of the "Other Income (Deductions), Net of Taxes" section of the Consolidated Statements of Income.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following unaudited pro forma summary for the three and six months ended June 30, 2012 presents information as if BSWC had been acquired on January 1, 2012 and assumes that there were no other changes in our operations.  The following pro forma information does not necessarily reflect the actual results that would have occurred had the Company operated the business since January 1, 2012, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

	Three Months Ended	Six Months Ended
Operating Revenues	$22,465	$41,955
Other Water Activities Revenues	324	673
Real Estate Revenues	1,450	1,450
Service and Rentals Revenues	1,394	2,767
Total Revenues	$25,633	$46,845

Net Income	$4,235	$6,135

Basic Earnings per Average Share Outstanding	$0.49	$0.71
Diluted Earnings per Average Share Outstanding	$0.48	$0.70

The following table summarizes the results of BSWC for the three and six months ended June 30, 2013, and is included in the Condensed Consolidated Statement of Income for the period (in thousands):

	Three Months Ended	Six Months Ended
Operating Revenues	$1,110	$2,039
Other Water Activities Revenues	—	—
Real Estate Revenues	—	—
Service and Rentals Revenues	9	63
Total Revenues	$1,119	$2,102

Net Income (Loss)	$52	$(99)

Basic Income (Loss) per Average Share Outstanding	$—	$(0.01)

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

General Information

Acquisitions

Effective January 1, 2012, Connecticut Water Service, Inc. (the "Company") completed the acquisition of Aqua Maine, Inc. (“AM”) from Aqua America, Inc. (“AA”) for a total cash purchase price, adjusted at closing, of $35.6 million.  Subsequent to the closing, the name of AM was changed to The Maine Water Company ("Maine Water").  Maine Water is a public water utility regulated by the Maine Public Utilities Commission (“MPUC”) that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with the Company’s growth strategy and makes the Company the largest U.S. based publicly-traded water utility company in New England.  The acquisition expanded the Company’s footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  The Company accounted for the acquisition in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 805 Business Combinations ("FASB ASC 805"), including the purchase price allocation.

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

UCONN Proposal

Beginning in June 2011, the University of Connecticut, in partnership with the Town of Mansfield, initiated a process to identify and implement actions to secure a long-term water supply source for the University and the Town.  On June 7, 2013, Connecticut Water submitted information to the University and the Town on its proposal to bring a reliable supply of water to the University's Storrs campus and to residents of Mansfield. The Connecticut Water submission for this project was made as part of the Environmental Impact Evaluation (EIE) process.  As detailed in its proposal, Connecticut Water proposes to bring up to 2 million gallons of water a day approximately 5 miles from its water system near Tolland to Mansfield to solve the University campus and the Town's water shortage.   Connecticut Water has been advised by the University that, on August 7, 2013, the Board of Trustees of the University voted to approve Connecticut Water's proposal.  With this approval vote, the next steps for the project include: a comprehensive review of the EIE and Connecticut Water's proposed solution by the State's Office of Policy and Management; contract negotiations between Connecticut Water,  the University and the Town of Mansfield, and application for necessary permits to be issued by the Connecticut Department of Energy and Environmental Protection.

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

On January 26, 2012, Connecticut Water filed a Water Infrastructure Conservation Act ("WICA") application with the PURA requesting an additional 1.17% surcharge to customer bills, related to approximately $7.0 million spending on WICA projects.  This application also reduced the surcharge by 0.11% for the prior year reconciliation adjustment which expired April

1, 2012.  On January 30, 2012, Connecticut Water filed for a 0.09% reconciliation adjustment for the 2011 shortfall in WICA, to become effective April 1, 2012.  In March 2012, the PURA approved an increase of 1.16% on Connecticut Water’s first WICA application and approved the 0.09% reconciliation surcharge from the second application, effective April 1, 2012.  As of April 1, 2012, Connecticut Water’s cumulative WICA surcharge was 4.23%.

On July 26, 2012, Connecticut Water filed a WICA application with the PURA requesting an additional 1.50% surcharge to customer bills, related to approximately $7.7 million spending on WICA projects. In September 2012, the PURA approved the 1.50% increase, effective October 1, 2012.  As of October 1, 2012, Connecticut Water’s cumulative WICA surcharge was 5.73%.

On January 25, 2013, Connecticut Water filed a WICA application with the PURA requesting an additional 1.08% surcharge to customer bills related to approximately $6.5 million spending on WICA projects. This application also reduced the surcharge by 0.09% for the prior year reconciliation adjustment which expired April 1, 2013.  On January 30, 2013, Connecticut Water filed for a 0.10% reconciliation adjustment for the 2012 shortfall in WICA, to become effective April 1, 2013.  On March 25, 2013, the PURA approved an additional 1.06% surcharge, effective April 1, 2013. Additionally, on March 27, 2013, the PURA approved a 0.10% reconciliation adjustment, effective April 1, 2013. As of April 1, 2013, Connecticut Water's cumulative WICA surcharge was 6.80%.

On July 25, 2013, Connecticut Water filed a WICA application with the PURA requesting an additional 1.09% surcharge to customers' bills, representing approximately $5.6 million in WICA related projects. Connecticut Water expects the PURA to issue a decision on the WICA application during the third quarter of 2013 with the new rates becoming effective on October 1, 2013.

On June 28, 2013, Connecticut Water entered into a settlement agreement with the Office of the Consumer Counsel of the State of Connecticut and the Office of the Attorney General for the State of Connecticut (the "Settlement Agreement"), whereby Connecticut Water would adjust the water rates charged to its customers effective April 1, 2014 in accordance with the elements of the Settlement Agreement (the "Connecticut Water Rate Reduction Plan"). On July 1, 2013, Connecticut Water submitted an application to the PURA seeking formal approval by PURA of the Settlement Agreement.

The Settlement Agreement contemplates that Connecticut Water will adopt temporary and proposed regulations issued by the Internal Revenue Service ("IRS") that allows the Company to adopt an alternative method for determining how expenditures related to tangible property can be treated for federal tax purposes for tax years beginning on or after January 1, 2012.  This tax accounting method change will treat certain expenditures that the Company historically capitalized for tax purposes, as a deductible repair expense on its tax return.  The adoption of the tax accounting method change will allow Connecticut Water to record a favorable “catch up adjustment” on the Company's consolidated 2012 federal tax return to be filed in September 2013. The Company anticipates that it will be entitled to receive a significant tax refund by carrying back the net operating loss generated from this adjustment.

The Settlement Agreement includes, as a result of negotiated compromise of the parties' respective positions, the following key elements related to the Connecticut Water Rate Reduction Plan:

1)    Connecticut Water crediting its water customers with the amount of the catch up adjustment plus the amount by which 2012 federal income taxes are reduced by the repair deduction (although the total amount of these deductions will not be known until the Company's 2012 tax return is complete, the Company currently estimates the amount of the deduction will be approximately $10 million) in order to offset an anticipated rate increase arising from the revenue adjustment mechanism authorized by the State of Connecticut in Public Act No. 13-78 with any associated change in rates to also be reflected on Connecticut Water customers' bills as of April 1, 2014;

2)    Resetting Connecticut Water's adjustment under Connecticut's WICA mechanism to zero by integrating the present WICA surcharge (expected to be approximately 7.9% effective as of October 1, 2013) into Connecticut Water's base rates; and

3)    Connecticut Water agreeing not to file for a general rate increase (except under extraordinary circumstances outside Connecticut Water's control) for new rates to be effective any sooner than October 1, 2015;

In the Settlement Agreement, the parties are also requesting that PURA approve an accounting treatment for Connecticut Water to: 1) allow for the deferral of the tax refund described above and a credit of the tax benefit to customers over a proposed two-year period through a credit on water bills issued starting April 1, 2014 and 2) defer for later crediting to or collection from customers of the amount by which actual revenues deviate from the revenues allowed Connecticut Water's in most recent general rate proceeding.

The Agreement provides that, if the PURA does not fully approve the Agreement in its entirety, it shall be deemed withdrawn. Accordingly, the Agreement has no operative effect unless and until it is approved by the PURA.

The parties to the Settlement Agreement have asked the PURA to issue a decision as soon as possible but not later than August 31, 2013; however, the Company is not able to predict with certainty the ultimate timing of the PURA's final action on the Settlement Agreement. No assurance can be given that the PURA will approve the Agreement and permit some or all of the terms contained in the Settlement Agreement requested by the parties.

Based on Connecticut Water's allowed revenues, as approved by PURA during our 2010 general rate case and including WICA surcharges, the Company believes that it would have recorded approximately $36.3 million in revenues in the six months ended June 30, 2013, which is approximately $1.5 million additional revenue compared to the $34.8 million in revenue recorded by Connecticut Water. The additional revenue would have generated approximately $0.08 in additional earnings per share in the six months ended June 30, 2013. Based on historical analysis, the Company believes that approximately 52% of Connecticut Water's annual revenue will be earned in the final six months of 2013.

The rates we charge our Maine water customers are established under the jurisdiction of and are approved by the MPUC.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Maine Water’s average allowed return on equity and return on rate base, as of June 30, 2013 are 10.00% and 8.31%, respectively.  BSWC’s allowed return on equity, as of June 30, 2013 is 10.00%.

In April 2013, Maine Water filed for rate increases in three of its divisions, totaling approximately $94,000 in additional revenue, driven primarily by dropping consumption and small expense increases. On July 9, 2013, the MPUC approved rate increases totaling $88,000, in total, for these divisions, to be effective July 1, 2013. In June 2013, Maine Water filed for rate increases in three additional divisions, totaling approximately $554,000 in additional revenue, driven primarily by capital expenditures, dropping consumption and small expense increases. These applications are currently under review at the MPUC, and a final decision is expected within nine months.

Effective June 2013, a Water Infrastructure Surcharge (“WISC”) is available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. The Company expects that Maine Water and BSWC will begin to use this in late 2013 or early 2014.

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

The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.  The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at current or lower levels, customer growth in the Company’s core regulated water utility businesses, growth in revenues attributable to non-water sales operations, availability and desirability of land no longer needed for water delivery for land sales, the outcome of the review of the Company's Connecticut state tax filings by the Connecticut Department of Revenue Services, and the timing and adequacy of rate relief when requested, from time to time, by our regulated water companies.

The Company expects Net Income from its Water Activities segment to increase in 2013 over 2012 levels, based, in part, on the acquisition of BSWC and the continued utilization of WICA, along with modest growth in its Services and Rentals segment.

The Company believes that the factors described above and those described in detail below under the heading “Commitments and Contingencies” below may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2013 and beyond.  Please also review carefully the risks and uncertainties described in the sections entitled Item 1A – Risk Factors, “Commitments and Contingencies” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and the risks and uncertainties described in the “Forward-Looking Information” section below.

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

On June 30, 2009, the Company entered into a $15 million line of credit agreement with CoBank, ACB, which was amended in May 2010, July 2011 and September 2012 and is currently scheduled to expire on July 1, 2014.  On October 12, 2012, the Company increased an additional line of credit from $15 million to $20 million, and extended its expiration date to June 30, 2014.  On June 30, 2013, the Company allowed BSWC's $2.25 million line of credit to expire. As of June 30, 2013, the total lines of credit available to the Company was $35.00 million.  Interim Bank Loans Payable at June 30, 2013 and December 31, 2012 was approximately $0.1 million and $1.7 million, respectively, and represents the outstanding aggregate balances on these lines of credit. As discussed in Part I, Item 2 below, the Company used a portion of the $47.5 million of net proceeds of its December 2012 equity issuance to pay down a portion of its outstanding balances on these lines of credit. As of June 30, 2013, the Company had $34.9 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

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

On March 5, 2013, Connecticut Water and CoBank entered into a Promissory Note and Single Advance Term Loan Supplement to the MLA (the “Note”) in which CoBank agreed to make an additional Loan to Connecticut Water in an aggregate principal amount of up to $14,550,000, with a maturity date of March 4, 2033. Additionally, the Company entered into an Amendment to the Guarantee dated March 5, 2013 (the “Guarantee Amendment”), pursuant to which the Company agreed to guarantee the payment of certain of Connecticut Water's obligations under the Note pursuant to the same terms of the Guarantee. Connecticut Water used substantially all of the proceeds of the Loans to refinance the 2007 A Series bonds outstanding.

On June 3, 2013, Maine Water completed the issuance of $1,409,888 aggregate principal amount of its First Mortgage Bonds, Series V, 1.0% due April 1, 2033 (the “Bonds”). The Bonds were issued by Maine Water to the Maine Municipal Bond Bank (the “Bank”) and the proceeds of the issuance were loaned (the “Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of June 3, 2013 (the “Loan Agreement”). The proceeds of the Loan will be used by Maine Water to fund various water facilities projects.

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

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) to all registered shareholders, and to the customers and employees of our regulated water companies, whereby participants can opt to have dividends directly reinvested into additional shares of the Company.  In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP and are intended to encourage greater shareholder, customer and employee participation in the DRIP.  During the six months ended June 30, 2013 and 2012, plan participants invested $798,000 and $703,000, respectively, in additional shares as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the six months ended June 30, 2013, no stock options were exercised.  During the six months ended June 30, 2012, 3,431 stock options were exercised, resulting in approximately $88,000 in proceeds to the Company.

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

2013 Construction Budget

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

Results of Operations

Three months ended June 30
Net Income for the three months ended June 30, 2013 increased from the same period in the prior year by $147,000 to $4,310,000. Due to the issuance of approximately 2.1 million shares of common stock during 2012, earnings per basic average common share decreased by $0.08 to $0.40 during the three months ended June 30, 2013.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	June 30, 2013	June 30, 2012	Increase/(Decrease)
Water Activities	$3,934	$2,848	$1,086
Real Estate Transactions	—	982	(982)
Services and Rentals	376	333	43
Total	$4,310	$4,163	$147

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $1,197,000, or 5.6%, to $22,545,000 for the three months ended June 30, 2013 when compared to the same period in 2012.  The primary reason for the increase in revenues was the acquisition of BSWC, which contributed $1,110,000 in additional revenue during the period.  Excluding BSWC, the Company saw an increase in revenue from water customers of $87,000, or approximately 0.4% during the three months ended June 30, 2013.  The primary driver for the increase in revenue in 2013 was the increased rates in 2013 associated with Connecticut Water's recurring WICA surcharge.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $281,000, or 2.8%, for the three months ended June 30, 2013 when compared to the same period of 2012 primarily due to the acquisition of BSWC, which contributed $764,000 of incremental O&M expense.  The following table presents the components of O&M expense both including and excluding BSWC (in thousands):

Expense Components	Actual June 30, 2013 O&M	Actual June 30, 2012 O&M	Actual Increase / (Decrease)	BSWC June 30, 2013 O&M	Adjusted Increase / (Decrease)
Maintenance	$672	$551	$121	$43	$78
Investor relations	287	211	76	—	76
Outside services	595	419	176	102	74
Purchased water	421	348	73	—	73
Customer costs	293	207	86	40	46
Post-retirement medical	208	173	35	—	35
Other benefits	139	199	(60)	—	(60)
Medical	813	755	58	176	(118)
Water treatment (including chemicals)	674	727	(53)	71	(124)
Utility costs	786	866	(80)	50	(130)
Payroll	3,512	3,427	85	225	(140)
Other	1,957	2,193	(236)	57	(293)
Total	$10,357	$10,076	$281	$764	$(483)

The decrease in O&M expenses excluding the incremental expense as a result of the acquisition of BSWC, was approximately $483,000, or approximately 4.8%, in the second quarter of 2013 when compared to the same period in 2012.  The changes in individual items, excluding the impact of BSWC, are described below:

•
Payroll costs decreased primarily due to a decrease in the number employees at June 30, 2013 when compared to June 30, 2012, excluding BSWC employees, and the capitalization of employee time related to an ongoing procurement project that began in the first quarter of 2013. This project is designed to help reduce the costs of water infrastructure projects in future periods;

•	Utility costs decreased primarily due to lower electric costs driven by energy audits conducted at various sites and reduced rates through an energy auction;

•	Water treatment costs decreased primarily due to a reduction in the costs to dispose of waste generated at treatment plants; and

•	Medical costs decreased in the second quarter of 2013 when compared to the same period in 2012 due primarily to a reduction in claims filed by plan participants.

The decreases described above were partially offset by the following increases to O&M expense:

•
Costs associated with Investor relations increased in 2013 primarily due to higher costs associated with the preparation and distribution of the Company's Proxy Statement for the Annual Meeting of Shareholders;

•	Outside services expense increased primarily due to an increase in consulting fees related to the organizational design portion of the Company's ongoing procurement project; and

•
Purchased water costs increased due to an increase in water being bought from neighboring utilities, particularly in Connecticut Water's Northern Region, partially offset by a decrease in purchased water costs at Maine Water.

The Company saw an approximate 8.7% increase in its Depreciation expense from the three months ended June 30, 2013 compared to the same period in 2012.  The primary driver of this increase was approximately $168,000 in Depreciation expense attributable to BSWC.  Excluding the impact of BSWC, the Company's depreciation expense increased by approximately 1.7% for the three months ended June 30, 2013. The remainder of the increase in Depreciation expense was due to higher Utility Plant in Service as of June 30, 2013 compared to June 30, 2012.

Income Tax expense associated with Water Activities, which includes the Other line in the Other Income (Deductions), Net of Taxes section of the Condensed Consolidated Statements of Income, increased by $364,000 in the second quarter of 2013 when compared to the same period in 2012 due to higher pre-tax net income. Excluding the impact of BSWC, Income Tax expense increased by $319,000. While the Company's effective tax rate was flat in the three months ended June 30, 2013 and 2012, the reserve made for the fixed capital credits and the expected impact of the IRS repair tax deduction largely offset each other.

Other Income (Deductions), Net of Taxes decreased for the three months ended June 30, 2013 by $755,000. The primary driver of this decrease was the completion of a land sale to the Town of Plymouth, CT in the second quarter of 2012. Excluding the land sale, Other Income (Deductions), Net of Taxes increased by $227,000, primarily due to merger costs incurred during 2012 related to the acquisitions of Maine Water and BSWC.

Total Interest and Debt Expense decreased by $663,000 in three months ended June 30, 2013 when compared to the same period in 2012 due to an increase in the patronage income from one of our banking partners and a decrease in Interest on Long-Term Debt due to the refinancing of approximately $54.6 million in long-term debt in the fourth quarter of 2012 and approximately $14.6 million in long-term debt in the first quarter of 2013 and the repayment of approximately $18.0 million in debt used to acquire Maine Water.

Six months ended June 30
Net Income for the six months ended June 30, 2013 increased from the same period in the prior year by $850,000 to $6,923,000. Due to the issuance of approximately 2.1 million shares of common stock during 2012, earnings per basic average common share decreased by $0.06 to $0.64 during the six months ended June 30, 2013.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	June 30, 2013	June 30, 2012	Increase/(Decrease)
Water Activities	$6,161	$4,408	$1,753
Real Estate Transactions	—	982	(982)
Services and Rentals	762	683	79
Total	$6,923	$6,073	$850

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $2,386,000, or 6.0%, to $42,274,000 for the six months ended June 30, 2013 when compared to the same period in 2012.  The primary reason for the increase in revenues was the acquisition of BSWC, which contributed $2,039,000 in additional revenue during the period.  Excluding BSWC, the Company saw an increase in revenue from water customers of $347,000, or approximately 0.9% during the six months ended June 30, 2013.  The primary driver for the increase in revenue in 2013 was the increased rates in 2013 associated with Connecticut Water's recurring WICA surcharge.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $1,024,000, or 5.2%, for the six months ended June 30, 2013 when compared to the same period of 2012 primarily due to the acquisition of BSWC, which contributed $1,598,000 of incremental O&M expense.  The following table presents the components of O&M expense both including and excluding BSWC (in thousands):

Expense Components	Actual June 30, 2013 O&M	Actual June 30, 2012 O&M	Actual Increase / (Decrease)	BSWC June 30, 2013 O&M	Adjusted Increase / (Decrease)
Customer	$729	$433	$296	$87	$209
Outside services	1,159	750	409	203	206
Maintenance	1,293	1,045	248	103	145
Pension	1,985	1,862	123	—	123
Investor relations	461	368	93	—	93
Purchased water	690	628	62	—	62
Post retirement medical	371	426	(55)	—	(55)
Utility costs	1,885	1,846	39	113	(74)
Other benefits	449	572	(123)	—	(123)
Amston Lake water quality monitoring costs (non-labor)	—	135	(135)	—	(135)
Water treatment (including chemicals)	1,285	1,357	(72)	134	(206)
Payroll	7,037	6,749	288	532	(244)
Medical	1,445	1,367	78	324	(246)
Other	1,946	2,173	(227)	102	(329)
Total	$20,735	$19,711	$1,024	$1,598	$(574)

The decrease in O&M expenses, excluding the incremental expense as a result of the acquisition of BSWC, was approximately $574,000, or approximately 2.9%, in the six months ended June 30, 2013 when compared to the same period in 2012.  The changes in individual items, excluding the impact of BSWC, are described below:

•	The largest driver in the decrease in Other is due to the treatment of fluctuations in the Company's stock price related to certain stock awards of senior management;

•	Medical costs decreased in the first six months of 2013 when compared to the same period in 2012 due primarily to a reduction in claims filed by plan participants;

•
Payroll costs decreased primarily due to a decrease in the number employees at June 30, 2013 when compared to June 30, 2012, excluding BSWC employees, and the capitalization of employee time related to an ongoing procurement project that began in the first quarter of 2013. This project is designed to help reduce the costs of water infrastructure projects in future periods;

•	Water treatment costs decreased primarily due to a reduction in the costs to dispose of waste generated at treatment plants; and

•
Early in the first six months of 2012, the Company received notification of elevated copper levels observed in the homes of certain customers in our Amston Lake system. As a result, Connecticut Water incurred costs associated with the monitoring of water sources and customer homes. The copper levels returned to normal during the latter part of the first quarter of 2012.

The decreases described above were partially offset by the following increases to O&M expense:

•	Customer costs increased in 2013 primarily due to an increase in bad debt expense and an increase in postage costs for customer mailings;

•	Outside services expense increased primarily due to an increase in consulting fees related to the organizational design portion of the Company's ongoing procurement project; and

•	The increase in Pension costs was attributable primarily to a decrease in the discount rate used in determining net periodic benefit costs in 2013.

The Company saw an approximate 11.0% increase in its Depreciation expense from the six months ended June 30, 2013 compared to the same period in 2012.  The primary driver of this increase was approximately $336,000 in Depreciation expense attributable to BSWC.  Excluding the impact of BSWC, the Company's depreciation expense increased by approximately 4.0% for the six months ended June 30, 2013. The remainder of the increase in Depreciation expense was due to higher Utility Plant in Service as of June 30, 2013 compared to June 30, 2012.

Income Tax expense associated with Water Activities, which includes the Other line in the Other Income (Deductions), Net of Taxes section of the Condensed Consolidated Statements of Income, increased by $762,000 in the six months ended June 30, 2013 when compared to the same period in 2012 due to higher pre-tax net income. Excluding the impact of BSWC, which had a tax benefit for the six months ended June 30, 2013, Income Tax expense increased by $588,000. While the Company's effective tax rate was flat in the three months ended June 30, 2013 and 2012, the reserve made for the fixed capital credits and the expected impact of the IRS repair tax deduction largely offset each other.

Other Income (Deductions), Net of Taxes decreased for the six months ended June 30, 2013 by $639,000. The primary driver of this increase was the completion of a land sale to the Town of Plymouth, CT in the second quarter of 2012. Excluding the land sale, Other Income (Deductions), Net of Taxes increased by $343,000, driven primarily by a reduction in acquisition costs in 2013 and an increase in patronage income from one of our banking partners, and higher earnings in our unregulated company, New England Water Utility Services.

Total Interest and Debt Expense decreased by $1,412,000 in the six months ended June 30, 2013 when compared to the same period in 2012 due to an increase in the patronage income from one of our banking partners and a decrease in Interest on Long-Term Debt due to the refinancing of approximately $54.6 million in long-term debt in the fourth quarter of 2012 and approximately $14.6 million in long-term debt in the first quarter of 2013 and the repayment of approximately $18.0 million in debt used to acquire Maine Water.

Commitments and Contingencies

On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed. See Note 9 for further details.

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

Forward-Looking Information

Certain statements made in this Quarterly Report on Form 10-Q, (“10-Q”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us.  These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  Forward-looking statements included in this 10-Q, include, but are not limited to, statements regarding:

•	projected capital expenditures and related funding requirements;

•	the availability and cost of capital;

•	developments, trends and consolidation in the water and wastewater utility industries;

•	dividend payment projections;

•	our ability to successfully acquire and integrate regulated water and wastewater systems, as well as unregulated businesses, that are complementary to our operations and the growth of our business;

•	the capacity of our water supplies, water facilities and wastewater facilities;

•	the impact of limited geographic diversity on our exposure to unusual weather;

•	the impact of conservation awareness of customers and more efficient plumbing fixtures and appliances on water usage per customer;

•	our capability to pursue timely rate increase requests;

•	our authority to carry on our business without unduly burdensome restrictions;

•	our ability to maintain our operating costs at the lowest possible level, while providing good quality water service;

•	our ability to obtain fair market value for condemned assets;

•	the impact of fines and penalties;

•	changes in laws, governmental regulations and policies, including environmental, health and water quality and public utility regulations and policies;

•	the decisions of governmental and regulatory bodies, including decisions to raise or lower rates;

•	our ability to successfully extend and expand our service contract work within our Service and Rentals Segment in both Connecticut and Maine;

•	the development of new services and technologies by us or our competitors;

•	the availability of qualified personnel;

•	the condition of our assets;

•	the impact of legal proceedings;

•	the outcome of the review of the Company's Connecticut state tax filings by the Connecticut Department of Revenue Services;

•	general economic conditions;

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $35.0 million of variable rate lines of credit with two banks, under which the interim bank loans payable at June 30, 2013 were approximately $0.1 million.

As of June 30, 2013, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

On December 10, 2012, the acquisition of BSWC closed. The Company is currently in the process of integrating BSWC’s operations, processes, and internal controls. See Note 11 to the Condensed Consolidated Financial Statements in Part I, Item I for additional information relating to the acquisition.

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

Part II, Item 1A: Risk Factors

Information about the material risks related to our business, financial condition and results of operations for the three months ended ended June 30, 2013 does not materially differ from that set out under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the information provided elsewhere in this report. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company's business operations, financial condition or operating results.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended June 30, 2013.

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

10.1
Settlement Agreement between and among The Connecticut Water Company, Office of Consumer Counsel and the Attorney General for the State of Connecticut, dated June 28, 2013 (Exhibit 10.1 to Form 8-K current report filed on July 2, 2013).

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

Connecticut Water Service, Inc. (Registrant)

Date:	August 9, 2013	By: /s/ David C. Benoit
David C. Benoit Vice President – Finance and Chief Financial Officer

Date:	August 9, 2013	By: /s/ Nicholas A. Rinaldi
Nicholas A. Rinaldi Controller