Form 10-Q
period 2013-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 2013-11-08
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013 or

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
11,018,161
Number of shares of common stock outstanding, October 31, 2013
(Includes 172,519 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
September 30, 2013

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	September 30, 2013	December 31, 2012
Utility Plant	$627,503	$611,787
Construction Work in Progress	11,946	7,734
	639,449	619,521
Accumulated Provision for Depreciation	(177,639)	(171,610)
Net Utility Plant	461,810	447,911
Other Property and Investments	7,135	6,394
Cash and Cash Equivalents	1,588	13,150
Accounts Receivable (Less Allowance, 2013 - $1,036; 2012 - $1,058)	14,306	11,526
Accrued Unbilled Revenues	8,708	7,233
Materials and Supplies, at Average Cost	2,021	1,629
Prepaid Income Taxes - Refund Receivable	13,813	347
Prepayments and Other Current Assets	6,785	2,477
Total Current Assets	47,221	36,362
Restricted Cash	9,938	9,820
Unamortized Debt Issuance Expense	6,979	7,411
Unrecovered Income Taxes - Regulatory Asset	41,870	9,871
Pension Benefits - Regulatory Asset	16,716	18,319
Post-Retirement Benefits Other Than Pension - Regulatory Asset	3,134	3,022
Goodwill	31,685	31,685
Deferred Charges and Other Costs	9,114	8,180
Total Regulatory and Other Long-Term Assets	119,436	88,308
Total Assets	$635,602	$578,975
CAPITALIZATION AND LIABILITIES
Common Stockholders' Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2013 - 11,016,494; 2012 - 10,939,486	$137,085	$134,873
Retained Earnings	60,108	51,804
Accumulated Other Comprehensive Loss	(1,091)	(1,328)
Common Stockholders' Equity	196,102	185,349
Preferred Stock	772	772
Long-Term Debt	175,533	178,475
Total Capitalization	372,407	364,596
Current Portion of Long-Term Debt	4,103	1,304
Interim Bank Loans Payable	1,324	1,660
Accounts Payable and Accrued Expenses	7,432	10,016
Accrued Interest	1,450	889
Current Portion of Refund to Customers - Regulatory Liability	3,100	—
Other Current Liabilities	1,849	2,008
Total Current Liabilities	19,258	15,877
Advances for Construction	31,566	31,030
Contributions in Aid of Construction	77,346	77,372
Deferred Federal and State Income Taxes	45,537	40,869
Unfunded Future Income Taxes	41,442	8,992
Long-Term Compensation Arrangements	36,279	36,430
Unamortized Investment Tax Credits	1,435	1,490
Refund to Customers - Regulatory Liability	9,299	—
Other Long-Term Liabilities	1,033	2,319
Total Long-Term Liabilities	243,937	198,502
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$635,602	$578,975
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)
(In thousands, except per share amounts)

	2013	2012
Operating Revenues	$27,632	$24,461
Operating Expenses
Operation and Maintenance	11,099	10,273
Depreciation	2,684	2,387
Income Taxes	1,659	2,098
Taxes Other Than Income Taxes	2,135	1,985
Total Operating Expenses	17,577	16,743
Net Operating Revenues	10,055	7,718
Other Utility Income, Net of Taxes	194	243
Total Utility Operating Income	10,249	7,961
Other Income (Deductions), Net of Taxes
Loss on Real Estate Transactions	(7)	(31)
Non-Water Sales Earnings	381	329
Allowance for Funds Used During Construction	79	59
Other	423	(156)
Total Other Income, Net of Taxes	876	201
Interest and Debt Expense
Interest on Long-Term Debt	1,827	1,925
Other Interest (Income) Charges, Net	(142)	172
Amortization of Debt Expense and Premium, Net	(2)	91
Total Interest and Debt Expense	1,683	2,188
Net Income	9,442	5,974
Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$9,432	$5,964
Weighted Average Common Shares Outstanding:
Basic	10,835	8,689
Diluted	11,006	8,829
Earnings Per Common Share:
Basic	$0.87	$0.69
Diluted	$0.86	$0.67
Dividends Per Common Share	$0.2475	$0.2425

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)
(In thousands, except per share amounts)

	2013	2012
Operating Revenues	$69,906	$64,349
Operating Expenses
Operation and Maintenance	31,834	29,984
Depreciation	7,988	7,166
Income Taxes	5,306	5,244
Taxes Other Than Income Taxes	6,105	5,675
Total Operating Expenses	51,233	48,069
Net Operating Revenues	18,673	16,280
Other Utility Income, Net of Taxes	579	607
Total Utility Operating Income	19,252	16,887
Other Income (Deductions), Net of Taxes
(Loss) Gain on Real Estate Transactions	(7)	951
Non-Water Sales Earnings	1,143	1,012
Allowance for Funds Used During Construction	209	194
Other	251	(597)
Total Other Income, Net of Taxes	1,596	1,560
Interest and Debt Expense
Interest on Long-Term Debt	5,405	5,772
Other Interest (Income) Charges, Net	(842)	359
Amortization of Debt Expense and Premium, Net	(80)	269
Total Interest and Debt Expense	4,483	6,400
Net Income	16,365	12,047
Preferred Stock Dividend Requirement	29	29
Net Income Applicable to Common Stock	$16,336	$12,018
Weighted Average Common Shares Outstanding:
Basic	10,819	8,669
Diluted	10,987	8,805
Earnings Per Common Share:
Basic	$1.51	$1.39
Diluted	$1.49	$1.36
Dividends Per Common Share	$0.7325	$0.7175

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012
Net Income	$9,442	$5,974
Other Comprehensive Income/(Loss), net of tax
Qualified Cash Flow Hedging Instrument Income, net of tax benefit of $12 and $1 in 2013 and 2012	40	1
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) benefit of $(34) in 2013 and $15 in 2012	22	(18)
Unrealized gain on investments, net of tax expense of $31 in 2013 and $20 in 2012	54	30
Other Comprehensive Income, net of tax	116	13
Comprehensive Income	$9,558	$5,987

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012
Net Income	$16,365	$12,047
Other Comprehensive Income/(Loss), net of tax
Qualified Cash Flow Hedging Instrument Income, net of tax benefit of $12 and $1 in 2013 and 2012	41	2
Reclassification to Pension and Post-Retirement Benefits Other Than Pension, net of tax (expense) benefit of $(80) in 2013 and $46 in 2012	89	(53)
Unrealized gain on investments, net of tax expense of $66 in 2013 and $41 in 2012	107	61
Other Comprehensive Income, net of tax	237	10
Comprehensive Income	$16,602	$12,057

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)
(In thousands, except per share amounts)

	2013	2012
Balance at Beginning of Period	$53,395	$48,544
Net Income	9,442	5,974
	62,837	54,518
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	7	7
Common Stock - 2013 $0.2475 per share; 2012 $0.2425 per share	2,719	2,142
	2,729	2,152
Balance at End of Period	$60,108	$52,366

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)
(In thousands, except per share amounts)

	2013	2012
Balance at Beginning of Period	$51,804	$46,669
Net Income	16,365	12,047
	68,169	58,716
Dividends Declared:
Cumulative Preferred, Class A, $0.60 per share	9	9
Cumulative Preferred, Series $0.90, $0.675 per share	20	20
Common Stock - 2013 $0.7325 per share; 2012 $0.7175 per share	8,032	6,321
	8,061	6,350
Balance at End of Period	$60,108	$52,366

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012
Operating Activities:
Net Income	$16,365	$12,047
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Revenues	(2,583)	179
Provision for Deferred Income Taxes and Investment Tax Credits, Net	5,063	1,756
Allowance for Funds Used During Construction	(209)	(194)
Depreciation (including $533 and $330 in 2013 and 2012 charged to other accounts)	8,521	7,496
Loss (Gain) on Real Estate Transactions	7	(951)
Change in Assets and Liabilities:
Increase in Accounts Receivable and Accrued Unbilled Revenues	(4,255)	(4,745)
Increase in Prepaid Income Taxes and Prepayments and Other Current Assets	(18,170)	(2,173)
Decrease in Other Non-Current Items	11,429	4,137
Increase in Accounts Payable, Accrued Expenses and Other Current Liabilities	1,876	930
Total Adjustments	1,679	6,435
Net Cash and Cash Equivalents Provided by Operating Activities	18,044	18,482
Investing Activities:
Company Financed Additions to Utility Plant	(22,703)	(17,779)
Advances from Others for Construction	(179)	(53)
Net Additions to Utility Plant Used in Continuing Operations	(22,882)	(17,832)
Purchase of water systems, net of cash acquired	—	(36,340)
Proceeds from the Sale of Land	95	1,450
Release of Restricted Cash	1,295	6,117
Net Cash and Cash Equivalents Used in Investing Activities	(21,492)	(46,605)
Financing Activities:
Proceeds from Interim Bank Loans	1,324	22,617
Repayment of Interim Bank Loans	(1,660)	(21,372)
Proceeds from the Issuance of Long-Term Debt	14,550	36,088
Costs to Issue Long-Term Debt and Common Stock	(42)	(254)
Proceeds from Issuance of Common Stock	1,209	735
Proceeds from the Exercise of Stock Options	—	631
Repayment of Long-Term Debt Including Current Portion	(15,613)	(871)
Advances from Others for Construction	179	53
Cash Dividends Paid	(8,061)	(6,350)
Net Cash and Cash Equivalents (Used in) Provided by Financing Activities	(8,114)	31,277
Net (Decrease) Increase in Cash and Cash Equivalents	(11,562)	3,154
Cash and Cash Equivalents at Beginning of Period	13,150	1,012
Cash and Cash Equivalents at End of Period	$1,588	$4,166
Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$438	$718
Short-term Investment of Bond Proceeds Held in Restricted Cash	$9,938	$9,819
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$4,126	$5,123
State and Federal Income Taxes	$2,550	$4,337
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. and Subsidiaries (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  The Company’s primary operating subsidiaries are: The Connecticut Water Company (“Connecticut Water”), The Maine Water Company (“Maine Water”) and the Biddeford & Saco Water Company ("BSWC").  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2012 and as updated in the Company's Quarterly Report on Forms 10-Q for the periods ended March 31, 2013 and June 30, 2013.

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

Certain reclassifications have been made to the 2012 Condensed Consolidated Balance Sheet and the 2012 Condensed Consolidated Statement of Cash Flows to conform previously reported data to the current presentation.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

Regulatory Matters

The rates we charge our Connecticut water customers are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority ("PURA"), formerly the Connecticut Department of Public Utility Control.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water’s allowed return on equity and return on rate base, effective as of July 14, 2010 are 9.75% and 7.32%, respectively.

On January 25, 2013, Connecticut Water filed a Water Infrastructure Conservation Act ("WICA") application with the PURA requesting an additional 1.08% surcharge to customer bills related to approximately $6.5 million spending on WICA projects. This application also reduced the surcharge by 0.09% for the prior year reconciliation adjustment which expired April 1, 2013.  On January 30, 2013, Connecticut Water filed for a 0.10% reconciliation adjustment for the 2012 shortfall in WICA, to become effective April 1, 2013.  On March 25, 2013, the PURA approved an additional 1.06% surcharge, effective April 1, 2013. Additionally, on March 27, 2013, the PURA approved a 0.10% reconciliation adjustment, effective April 1, 2013. As of April 1, 2013, Connecticut Water's cumulative WICA surcharge was 6.80%.

On July 25, 2013, Connecticut Water filed a WICA application with the PURA requesting an additional 1.09% surcharge to customers' bills, representing approximately $5.6 million in WICA related projects. On September 18, 2013 the PURA approved the 1.09% surcharge with the new rates becoming effective on October 1, 2013. As of October 1, 2013, the cumulative WICA surcharge was 7.89%.

On June 28, 2013, Connecticut Water entered into a settlement agreement with the Office of the Consumer Counsel of the State of Connecticut and the Office of the Attorney General for the State of Connecticut (the "Settlement Agreement"), whereby

Connecticut Water would adjust the water rates charged to its customers effective April 1, 2014 in accordance with the elements of the Settlement Agreement (the "Connecticut Water Rate Reduction Plan"). On July 1, 2013, Connecticut Water submitted an application to the PURA seeking formal approval of the Settlement Agreement.

The Settlement Agreement contemplates that Connecticut Water will adopt temporary and proposed regulations issued by the Internal Revenue Service ("IRS") that allows the Company to adopt an alternative method for determining how expenditures related to tangible property can be treated for federal tax purposes for tax years beginning on or after January 1, 2012.  This tax accounting method change treats certain expenditures that the Company historically capitalized for tax purposes, as a deductible repair expense on its tax return.  The adoption of the tax accounting method change allowed Connecticut Water to record a favorable “catch up adjustment” on the Company's consolidated 2012 federal tax return which was filed in September 2013. The Company filed for a tax refund of approximately $13.6 million by carrying back the net operating loss generated from this adjustment.

The Settlement Agreement includes, as a result of negotiated compromise of the parties' respective positions, the following key elements related to the Connecticut Water Rate Reduction Plan:

1)    Connecticut Water crediting its water customers with the amount of the catch up adjustment plus the amount by which 2012 federal income taxes are reduced by the repair deduction (the deduction amount filed on the Company's 2012 federal tax return was approximately $45 million) in order to offset an anticipated rate increase arising from the revenue adjustment mechanism authorized by the State of Connecticut in Public Act No. 13-78 with any associated change in rates to also be reflected on Connecticut Water customers' bills as of April 1, 2014;

2)    Resetting Connecticut Water's adjustment under Connecticut's WICA mechanism to zero by integrating the present WICA surcharge of 7.89% into Connecticut Water's base rates; and

3)    Connecticut Water agreeing not to file for a general rate increase (except under extraordinary circumstances outside Connecticut Water's control) for new rates to be effective any sooner than October 1, 2015.

In the Settlement Agreement, the parties also requested that PURA approve an accounting treatment for Connecticut Water to: 1) allow for the deferral of the tax refund described above and a credit of the tax benefit to customers over a proposed two-year period through a credit on water bills issued starting April 1, 2014 and 2) defer on the balance sheet as a regulatory asset or liability, for later crediting to or collection from customers of the amount by which actual revenues deviate from the revenues allowed in Connecticut Water's in most recent general rate proceedings, including WICA proceedings (the "Revenue Adjustment Mechanism" or "RAM"). The RAM removes the financial disincentive for water utilities to develop and implement effective water conservation programs.

On August 30, 2013, the PURA issued a final decision approving the Settlement Agreement. The Company will begin to issue a credit on customers' bills of approximately 8% beginning April 1, 2014.

Connecticut Water's allowed revenues for the nine months ended September 30, 2013, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $58.3 million. Through normal billing and accrual of unbilled water usage for the nine months ended September 30, 2013 revenue for Connecticut Water would have been approximately $55.5 million had the RAM not been implemented effective January 1, 2013. As a result of the implementation of the RAM, Connecticut Water recorded $2.8 million in additional revenue for the nine months ended September 30, 2013.

The rates we charge our Maine water customers are established under the jurisdiction of and are approved by the MPUC.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Maine Water’s average allowed return on equity and return on rate base, as of September 30, 2013 were 10.00% and 8.31%, respectively.  BSWC’s allowed return on equity, as of September 30, 2013, was 10.00%.

In April 2013, Maine Water filed for rate increases in three of its divisions, totaling approximately $94,000 in additional revenue, driven primarily by dropping consumption and small expense increases. On July 9, 2013, the MPUC approved rate increases totaling $88,000 for these divisions, to be effective July 1, 2013. In June 2013, Maine Water filed for rate increases in three additional divisions, totaling approximately $554,000 in additional revenue, driven primarily by capital expenditures, declining consumption and small expense increases. These applications are currently under review at the MPUC, and a final decision is expected within nine months of the initial filing.

Effective June 2013, a Water Infrastructure Surcharge (“WISC”) is available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. The Company expects that Maine Water and BSWC will begin to use this in late 2013 or early 2014.

On September 3, 2013, an application was filed with the MPUC to merge Maine Water and BSWC, with Maine Water as the surviving entity. This application is currently under review by the MPUC, and a decision is expected before the end of 2013.

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and nine months ended September 30, 2013 and 2012.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30,	2013	2012	2013	2012
Service Cost	$550	$505	$1,650	$1,515
Interest Cost	696	642	2,087	1,927
Expected Return on Plan Assets	(799)	(674)	(2,397)	(2,020)
Amortization of:
Prior Service Cost	19	19	56	56
Net Loss	563	438	1,689	1,315
Net Periodic Benefit Cost	$1,029	$930	$3,085	$2,793

The Company made a contribution to its defined benefit pension plan of $2,490,000 in 2013 for the 2012 plan year, as allowed by the current funding status.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30,	2013	2012	2013	2012
Service Cost	$169	$136	$506	$411
Interest Cost	127	136	381	406
Expected Return on Plan Assets	(73)	(67)	(218)	(202)
Other	57	57	169	169
Amortization of:
Transition Obligation	—	1	—	1
Prior Service Cost	(202)	(202)	(605)	(605)
Recognized Net Loss	108	152	323	458
Net Periodic Benefit Cost	$186	$213	$556	$638

3.	Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended September 30,	2013	2012
Common Shares Outstanding End of Period:	11,016,494	8,848,848
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	10,834,532	8,689,116
Diluted	11,006,240	8,829,025

Basic Earnings per Share	$0.87	$0.69
Dilutive Effect of Unexercised Stock Options	(0.01)	(0.02)
Diluted Earnings per Share	$0.86	$0.67

Nine Months ended September 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	10,818,996	8,669,229
Diluted	10,986,731	8,805,061

Basic Earnings per Share	$1.51	$1.39
Dilutive Effect of Unexercised Stock Options	(0.02)	(0.03)
Diluted Earnings per Share	$1.49	$1.36

Total unrecognized compensation expense for all stock awards was approximately $1.0 million as of September 30, 2013 and will be recognized over a weighted average period of 1.1 years.

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

In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the Net Operating Loss or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This ASU is effective prospectively for fiscal years beginning after December 15, 2013. The Company does not expect that the adoption of this guidance will materially impact our consolidated financial position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income/(Loss) ("AOCI") by component, net of tax, for the three and nine months ended September 30, 2013 is as follows (in thousands):

Three Months Ended September 30, 2013	Interest Rate Swap	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$(40)	$122	$(1,289)	$(1,207)
Other Comprehensive Income Before Reclassification	—	54	—	54
Amounts Reclassified from AOCI	40	—	22	62
Net current-period Other Comprehensive Income	40	54	22	116
Ending Balance	$—	$176	$(1,267)	$(1,091)

Nine Months Ended September 30, 2013	Interest Rate Swap	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$(41)	$69	$(1,356)	$(1,328)
Other Comprehensive Income Before Reclassification	—	95	—	95
Amounts Reclassified from AOCI	41	12	89	142
Net current-period Other Comprehensive Income	41	107	89	237
Ending Balance	$—	$176	$(1,267)	$(1,091)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2013 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Three Months Ended September 30, 2013(a)	Amounts Reclassified from AOCI Nine Months Ended September 30, 2013(a)	Affected Line Items on Income Statement
Amortization of Cash Flow Hedging Instrument	28	29	Other Income
Tax benefit	12	12	Other Income
	40	41

Realized Gains on Investments	—	21	Other Income
Tax expense	—	(9)	Other Income
	—	12

Amortization of Recognized Net Gain from Defined Benefit Items	56	169	Other Income (b)
Tax expense	(34)	(80)	Other Income
	22	89

Total Reclassifications for the period, net of tax	62	142

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Long-Term Debt

Long-Term Debt at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

		2013	2012
Connecticut Water Service, Inc.:
4.09%	Term Loan Note	$16,653	$17,337
The Connecticut Water Company:
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.00%	2007 A Series, Due 2037	—	14,550
5.10%	2009 A Series, Due 2039	19,950	19,950
5.00%	2011 A Series, Due 2021	23,651	23,797
3.16%	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	CoBank Note Payable, Due 2033	14,550	—
Total The Connecticut Water Company		134,811	134,957
The Maine Water Company:
8.95%	1994 Series G, Due 2024	9,000	9,000
2.68%	1999 Series J, Due 2019	474	524
0.00%	2001 Series K, Due 2031	739	780
2.58%	2002 Series L, Due 2022	90	98
1.53%	2003 Series M, Due 2023	401	421
1.73%	2004 Series N, Due 2024	451	471
0.00%	2004 Series O, Due 2034	140	147
1.76%	2006 Series P, Due 2026	451	471
1.57%	2009 Series R, Due 2029	242	247
0.00%	2009 Series S, Due 2029	717	762
0.00%	2009 Series T, Due 2029	2,012	2,137
0.00%	2012 Series U, Due 2042	171	177
1.00%	2013 Series V, Due 2033	1,410	—
2.52%	CoBank Note Payable, Due 2017	1,965	1,965
Total The Maine Water Company		18,263	17,200
The Biddeford & Saco Water Company
6.45%	Series M, Due 2014	2,700	2,700
7.72%	Series L, Due 2018	2,250	2,250
2.40%	Series N, Due 2022	1,297	1,297
1.86%	Series O, Due 2025	862	862
2.23%	Series P, Due 2028	1,354	1,354
Various	Various Capital Leases	94	126
Total The Biddeford & Saco Water Company		8,557	8,589
Add: Acquisition Fair Value Adjustment		1,352	1,696
Less: Current Portion		(4,103)	(1,304)
Total Long-Term Debt		$175,533	$178,475

As of September 30, 2013, the Company and its subsidiaries will make principal payments of approximately $4,103,000 over the next twelve months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 2011, Connecticut Water borrowed $22.05 million through the issuance of Water Facilities Revenue Bonds by Connecticut Innovations, Inc. (formerly known as the Connecticut Development Authority).  Connecticut Water received approximately $24,000,000 in cash in exchange for the issuance of bonds with an aggregate principal amount of $22,050,000 with a maturity date of December 20, 2021 and a 5% coupon.  Connecticut Water recorded a bond premium in connection with this transaction and is amortizing that premium over the life of the bond.  The proceeds from the sale of the bonds are being used to finance construction and installation of various capital improvements to Connecticut Water’s existing water system.

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

Under one Term Loan Note and Supplement, CoBank loaned the Company $18.0 million, which shall be repaid by the Company in 60 equal quarterly installments of principal and interest over a 15-year amortizing term, with the first installment paid on April 20, 2012 and the last installment due on January 20, 2027.  Under the other Term Loan Note and Supplement, as amended in September 2012, CoBank loaned the Company $18.1 million, which shall be repaid by the Company in quarterly interest payments and repayment of the principal balance in full on the earlier of January 2, 2014 or upon the Company raising equity capital, in the aggregate, up to the outstanding amount owed under the second Term Note and Supplement. The second Term Note was repaid in December 2012 with a portion of the proceeds from the Company's equity issuance.

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

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. The Company and its subsidiaries were in compliance with all covenants at September 30, 2013.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,719	$—	$2,719
Money Market Fund	115	—	—	115
Mutual Funds:
Equity Funds (1)	1,378	—	—	1,378
Total	$1,493	$2,719	$—	$4,212

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,538	$—	$2,538
Money Market Fund	28	—	—	28
Mutual Funds:
Equity Funds (1)	1,046	—	—	1,046
Total	$1,074	$2,538	$—	$3,612

(1)	Mutual funds consist primarily of equity securities and are presented on the Other Property and Investments line item of the Company's Condensed Consolidated Balance Sheets.

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

Restricted Cash – As part of the Connecticut Water’s December 2011 and Maine Water's June 2013 bond offerings, the Company recorded unused proceeds from this bond issuance as restricted cash as the funds can only be used for certain capital expenditures.  The Company expects to use the remainder of the proceeds during 2013 and 2014, as the approved capital expenditures are completed.  The carrying amount approximates fair value.  Under the fair value hierarchy the fair value of restricted cash is classified as a Level 1 measurement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-Term Debt – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of September 30, 2013 and December 31, 2012, the estimated fair value of the Company's long-term debt was $181,160,000 and $194,900,000, respectively, as compared to the carrying amounts of $175,533,000 and $178,475,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is the benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

The fair values shown above have been reported to meet the disclosure requirements of accounting principles generally accepted in the United States and do not purport to represent the amounts at which those obligations would be settled.

8.	Segment Reporting

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals.  Results of operations for the three and nine months ended September 30, 2013 include the results of BSWC. Financial data for the segments is as follows (in thousands):

Three Months Ended September 30, 2013
Segment	Revenues	Pre-Tax Income (Loss)	Income Tax Expense (Benefit)	Net Income (Loss)
Water Activities	$27,982	$10,294	$1,226	$9,068
Real Estate Transactions	95	(8)	(1)	(7)
Services and Rentals	1,491	588	207	381
Total	$29,568	$10,874	$1,432	$9,442

Three Months Ended September 30, 2012
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income (Loss)
Water Activities	$24,919	$7,795	$2,119	$5,676
Real Estate Transactions	—	—	31	(31)
Services and Rentals	1,586	559	230	329
Total	$26,505	$8,354	$2,380	$5,974

Nine Months Ended September 30, 2013
Segment	Revenues	Pre-Tax Income (Loss)	Income Tax Expense (Benefit)	Net Income (Loss)
Water Activities	$70,964	$20,223	$4,994	$15,229
Real Estate Transactions	95	(8)	(1)	(7)
Services and Rentals	4,357	1,875	732	1,143
Total	$75,416	$22,090	$5,725	$16,365

Nine Months Ended September 30, 2012
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$65,480	$15,209	$5,125	$10,084
Real Estate Transactions	1,450	1,331	380	951
Services and Rentals	4,287	1,712	700	1,012
Total	$71,217	$18,252	$6,205	$12,047

The revenues shown in Water Activities above consisted of revenues from water customers of $27,632,000 and $24,461,000 for the three months ended September 30, 2013 and 2012, respectively.  Additionally, there were revenues associated with utility plant leased to others of $350,000 and $458,000 for the three months ended September 30, 2013 and 2012, respectively. The revenues shown in Water Activities above consisted of revenues from water customers of $69,906,000 and $64,349,000 for the nine months ended September 30, 2013 and 2012, respectively.  Additionally, there were revenues associated with utility plant leased to others of $1,058,000 and $1,131,000 for the nine months ended September 30, 2013 and 2012, respectively. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

revenues from water customers for the three and nine months ended September 30, 2013 include $2,762,000 in revenues related to the implementation of the RAM during the third quarter of 2013.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.  During the nine months ended September 30, 2013, the Company completed the sale of a small rental property in the Town of Killingly, CT. During the nine months ended September 30, 2012, the Company completed the previously announced sale of a parcel of land in the Town of Plymouth, CT.

Assets by segment (in thousands):

	September 30, 2013	December 31, 2012
Total Plant and Other Investments:
Water Activities	$468,240	$453,625
Non-Water	705	680
	468,945	454,305
Other Assets:
Water Activities	155,602	118,020
Non-Water	11,055	6,650
	166,657	124,670
Total Assets	$635,602	$578,975

9.	Income Taxes

FASB ASC 740 Income Taxes (“FASB ASC 740”) addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed during the fourth quarter of 2013. The Company is also aware that certain of its peers have been challenged on certain tax credits associated with fixed capital investment credits and believes that this may be a focus of the State's review. While the Company firmly believes that all fixed capital investment credits are appropriate and conservatively measured, the Company believes, based on recent activities by taxing authorities, that it is more likely than not that the Company's fixed capital investment credits claimed in prior years may be challenged and ultimately disallowed. Therefore, as required by FASB ASC 740, during the nine months ended September 30, 2013, the Company recorded a reserve of $2.3 million, or 100% of the credits recorded that would be subject to disallowance, of which approximately $0.9 million was recorded in the three months ended September 30, 2013.

On the 2012 tax return, filed in September 2013, the subsidiary Connecticut Water Company filed a change in accounting method to adopt the Internal Revenue Services' temporary tangible property regulations. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. While the Company believes that the deduction taken on its tax return is appropriate, the methodology for determining the deduction could be challenged by the taxing authorities. Therefore, as required by FASB ASC 740, during the three and nine months ended September 30, 2013, the Company recorded a reserve of $2.2 million for a portion of the benefit that is not being returned to customers.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company's Condensed Consolidated Statements of Income.  There were no such charges for the nine months ended September 30, 2013 and 2012.  Additionally, there were no accruals relating to interest or penalties as of September 30, 2013 and December 31, 2012.  The Company remains subject to examination by federal authorities for the 2010, 2011 and 2012 tax years.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2013 Federal Tax Return to be filed in September 2014. As a result, through the third quarter of 2013, the

Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2013 and has reflected that deduction in its effective tax rate at 50% of the expected $15 million of infrastructure improvement. Consistent with other differences between book and tax expenditures, the Company is required to flow-through any timing differences not required by the Internal Revenue Service to be normalized.

The Company’s effective income tax rate for the three months ended of September 30, 2013 and 2012 was 13.2% and 28.5%, respectively.  The Company's effective tax rate, excluding discrete items booked during the quarter, was 16.1% for the three months ended September 30, 2013. The statutory income tax rates during each period was 41%.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations in the current year.

The Company’s effective income tax rate for the first nine months of 2013 and 2012 was 25.9% and 34.0%, respectively.  The Company's effective tax rate, excluding discrete items such as the tax reserves described above and the 2012 return to accrual true up, was 27.3% for the nine months ended September 30, 2013. The statutory income tax rates during each period was 41%.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations in the current year.

10.	Lines of Credit

On June 30, 2009, the Company entered into a $15 million line of credit agreement with CoBank, ACB, which was amended in May 2010, July 2011 and September 2012 and is currently scheduled to expire on July 1, 2014.  The Company maintains an additional line of credit of $20 million, with an expiration date of June 30, 2014.  On June 30, 2013, the Company allowed BSWC's $2.25 million line of credit to expire. As of September 30, 2013, the total lines of credit available to the Company was $35.0 million.  Interim Bank Loans Payable at September 30, 2013 and December 31, 2012 was approximately $1.3 million and $1.7 million, respectively, and represents the outstanding aggregate balances on these lines of credit. As discussed in Part I, Item 2 below, the Company used a portion of the $47.5 million of net proceeds of its December 2012 equity issuance to pay down a portion of its outstanding balances on these lines of credit. As of September 30, 2013, the Company had $33.7 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

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

The following unaudited pro forma summary for the three and nine months ended September 30, 2012 presents information as if BSWC had been acquired on January 1, 2012 and assumes that there were no other changes in our operations.  The following pro forma information does not necessarily reflect the actual results that would have occurred had the Company operated the business since January 1, 2012, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

	Three Months Ended	Nine Months Ended
Operating Revenues	$25,703	$67,658
Other Water Activities Revenues	458	1,131
Real Estate Revenues	—	1,450
Service and Rentals Revenues	1,608	4,375
Total Revenues	$27,769	$74,614

Net Income	$6,035	$12,170

Basic Earnings per Average Share Outstanding	$0.69	$1.40
Diluted Earnings per Average Share Outstanding	$0.68	$1.38

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the results of BSWC for the three and nine months ended September 30, 2013, and is included in the Condensed Consolidated Statement of Income for the period (in thousands):

	Three Months Ended	Nine Months Ended
Operating Revenues	$1,134	$3,173
Other Water Activities Revenues	—	—
Real Estate Revenues	—	—
Service and Rentals Revenues	22	85
Total Revenues	$1,156	$3,258

Net Income (Loss)	$24	$(75)

Basic Income (Loss) per Average Share Outstanding	$—	$(0.01)

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

On July 19, 2012, the Company announced that it had reached an agreement to acquire The Biddeford & Saco Water Company ("BSWC"), pending a vote of BSWC shareholders, approval by the MPUC and the satisfaction of other various conditions. This acquisition added approximately 15,500 additional customers in the State of Maine, in the communities of Biddeford, Saco, Old Orchard Beach and Scarborough. Under the terms of the agreement, the acquisition was executed through a stock-for-stock merger transaction valued at approximately $12.0 million. On November 7, 2012, the MPUC approved the transaction and the Company completed the transaction on December 10, 2012. Holders of BSWC common stock received an aggregate of 380,254 shares of the Company's common stock in a tax-free exchange. The Company is accounting for the acquisition in accordance with FASB ASC 805. The Company is still in the process of completing the purchase price allocation as required by FASB ASC 805. See Note 11 in Part I, Item1 for more information.

UCONN Proposal

Beginning in June 2011, the University of Connecticut ("UCONN"), in partnership with the Town of Mansfield, initiated a process to identify and implement actions to secure a long-term water solution to meet the water supply needs for the University and the Town of Mansfield. On June 7, 2013, Connecticut Water submitted information to the University and the Town on its proposal to bring a reliable supply of water to the University's Storrs campus and to residents of Mansfield. Connecticut Water's submission for this project was made as part of the Environmental Impact Evaluation ("EIE") process under the Connecticut Environmental Policy Act.

As detailed in its proposal, Connecticut Water proposes to bring up to 2 million gallons of water a day with a water main extension of approximately 5 miles from its water system in the Town of Tolland to Mansfield to meet the University campus and the Town of Mansfield's water supply needs. On August 7, 2013, the Board of Trustees of the University voted to recommend Connecticut Water's proposal.  On September 16, 2013, the State's Office of Policy and Management issued their approval of the Record of Decision of the EIE, allowing the University to proceed to implement the water supply solution.

On October 23, 2013, Connecticut Water entered into a non-binding letter of intent with UCONN to provide a long-term supply of potable water for UCONN’s Storrs campus facilities (the “Project”). The UCONN Letter of Intent describes the rights and obligations of the parties related to the Project and also sets forth the principal terms and conditions under which the Company will supply water to UCONN for the Project.

The proposed rights and obligations of the parties, and other terms and conditions described in the Letter of Intent are not intended to be legally binding on either of the parties. The parties have agreed that they will only be bound if and when a definitive water supply and management agreement has been negotiated, approved and executed by the parties.

The Company and UCONN expect to negotiate and execute their definitive agreement for the Project on or before December 31, 2013, unless otherwise extended by mutual agreement of the parties. The definitive agreement will be subject to the requirements of the Project’s EIE and record of decision, as approved by the Office of Policy and Management that identified the Company as the preferred option to supply UCONN and the Town of Mansfield, Connecticut with up to 2.2 million gallons of water per day over the next 50 years. The Company is responsible for obtaining any required regulatory permits, licenses and approvals to implement the water supply solution, including but not limited to those from PURA, the Connecticut Department of Energy and Environmental Protection and the Connecticut Department of Public Health.

On October 29, 2013, Connecticut Water and the Town of Mansfield, Connecticut entered into a non-binding Letter of Intent for Connecticut Water to provide water utility service to the Town. The Mansfield Letter of Intent provides the framework for necessary contractual agreements for Connecticut Water to serve the Mansfield community. Connecticut Water and the Town are working together towards finalizing a definitive written agreement by December 31, 2013, unless otherwise extended by mutual agreement of the parties.

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

The rates we charge our Connecticut water customers are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority ("PURA"), formerly the Connecticut Department of Public Utility Control.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water’s allowed return on equity and return on rate base, effective as of July 14, 2010 are 9.75% and 7.32%, respectively.

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

On July 25, 2013, Connecticut Water filed a WICA application with the PURA requesting an additional 1.09% surcharge to customers' bills, representing approximately $5.6 million in WICA related projects. On September 18, 2013 the PURA approved the 1.09% surcharge with the new rates becoming effective on October 1, 2013. As of October 1, 2013, the cumulative WICA surcharge was 7.89%.

On June 28, 2013, Connecticut Water entered into a settlement agreement with the Office of the Consumer Counsel of the State of Connecticut and the Office of the Attorney General for the State of Connecticut (the "Settlement Agreement"), whereby Connecticut Water would adjust the water rates charged to its customers effective April 1, 2014 in accordance with the elements of the Settlement Agreement (the "Connecticut Water Rate Reduction Plan"). On July 1, 2013, Connecticut Water submitted an application to the PURA seeking formal approval of the Settlement Agreement.

The Settlement Agreement contemplates that Connecticut Water will adopt temporary and proposed regulations issued by the Internal Revenue Service ("IRS") that allows the Company to adopt an alternative method for determining how expenditures related to tangible property can be treated for federal tax purposes for tax years beginning on or after January 1, 2012.  This tax accounting method change treats certain expenditures that the Company historically capitalized for tax purposes, as a deductible repair expense on its tax return.  The adoption of the tax accounting method change allowed Connecticut Water to record a favorable “catch up adjustment” on the Company's consolidated 2012 federal tax return which was filed in September 2013. The Company filed for a tax refund of approximately $13.6 million by carrying back the net operating loss generated from this adjustment.

The Settlement Agreement includes, as a result of negotiated compromise of the parties' respective positions, the following key elements related to the Connecticut Water Rate Reduction Plan:

1)    Connecticut Water crediting its water customers with the amount of the catch up adjustment plus the amount by which 2012 federal income taxes are reduced by the repair deduction (the deduction amount filed on the Company's 2012 federal tax return was approximately $45 million) in order to offset an anticipated rate increase arising from the revenue adjustment mechanism authorized by the State of Connecticut in Public Act No. 13-78 with any associated change in rates to also be reflected on Connecticut Water customers' bills as of April 1, 2014;

2)    Resetting Connecticut Water's adjustment under Connecticut's WICA mechanism to zero by integrating the present WICA surcharge of 7.89% into Connecticut Water's base rates; and

3)    Connecticut Water agreeing not to file for a general rate increase (except under extraordinary circumstances outside Connecticut Water's control) for new rates to be effective any sooner than October 1, 2015.

In the Settlement Agreement, the parties also requested that PURA approve an accounting treatment for Connecticut Water to: 1) allow for the deferral of the tax refund described above and a credit of the tax benefit to customers over a proposed two-year period through a credit on water bills issued starting April 1, 2014 and 2) defer on the balance sheet as a regulatory asset or liability, for later crediting to or collection from customers of the amount by which actual revenues deviate from the revenues allowed in Connecticut Water's in most recent general rate proceedings, including WICA proceedings (the "Revenue Adjustment Mechanism" or "RAM"). The RAM removes the financial disincentive for water utilities to develop and implement effective water conservation programs.

On August 30, 2013, the PURA issued a final decision approving the Settlement Agreement. The Company will begin to issue a credit on customers' bills of approximately 8% beginning April 1, 2014.

Connecticut Water's allowed revenues for the nine months ended September 30, 2013, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $58.3 million. Through normal billing and accrual of unbilled water usage for the nine months ended September 30, 2013 revenue for Connecticut Water would have been approximately $55.5 million had the RAM not been implemented effective January 1, 2013. As a result of the implementation of the RAM, Connecticut Water recorded $2.8 million in additional revenue for the nine months ended September 30, 2013. The additional revenue generated approximately $0.15 in additional earnings per share in the nine months ended September 30, 2013. Based on historical analysis, the Company believes that approximately 23% of Connecticut Water's annual revenue will be earned in the final three months of 2013.

The rates we charge our Maine water customers are established under the jurisdiction of and are approved by the MPUC.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Maine Water’s average allowed return on equity and return on rate base, as of September 30, 2013 were 10.00% and 8.31%, respectively.  BSWC’s allowed return on equity, as of September 30, 2013, was 10.00%.

In April 2013, Maine Water filed for rate increases in three of its divisions, totaling approximately $94,000 in additional revenue, driven primarily by dropping consumption and small expense increases. On July 9, 2013, the MPUC approved rate increases totaling $88,000 for these divisions, to be effective July 1, 2013. In June 2013, Maine Water filed for rate increases in three additional divisions, totaling approximately $554,000 in additional revenue, driven primarily by capital expenditures, declining consumption and small expense increases. These applications are currently under review at the MPUC, and a final decision is expected within nine months of the initial filing.

Effective June 2013, a Water Infrastructure Surcharge (“WISC”) is available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. The Company expects that Maine Water and BSWC will begin to use this in late 2013 or early 2014.

On September 3, 2013, an application was filed with the MPUC to merge Maine Water and BSWC, with Maine Water as the surviving entity. This application is currently under review by the MPUC, and a decision is expected before the end of 2013.

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

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to ASC 980 “Regulated Operations”, revenue recognition (including the Revenue Adjustment Mechanism), and accounting for pension and other post-retirement benefit plans.  Each of these accounting policies and the application of critical accounting policies and estimates were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company expects Net Income from its Water Activities segment to increase in 2013 over 2012 levels, based, in part, on the implementation of the RAM, the adoption of the tax accounting method change and the continued utilization of WICA, along with modest growth in its Services and Rentals segment.

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

Borrowing Facilities

On June 30, 2009, the Company entered into a $15 million line of credit agreement with CoBank, ACB ("CoBank"), which was amended in May 2010, July 2011 and September 2012 and is currently scheduled to expire on July 1, 2014.  The Company maintains an additional line of credit of $20 million, with an expiration date of June 30, 2014.  On June 30, 2013, the Company allowed BSWC's $2.25 million line of credit to expire. As of September 30, 2013, the total lines of credit available to the Company was $35.0 million.  Interim Bank Loans Payable at September 30, 2013 and December 31, 2012 was approximately $1.3 million and $1.7 million, respectively, and represents the outstanding aggregate balances on these lines of credit. The Company used a portion of the $47.5 million of net proceeds of its December 2012 equity issuance to pay down a portion of its outstanding balances on these lines of credit. As of September 30, 2013, the Company had $33.7 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

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

On October 29, 2012, Connecticut Water entered into a Master Loan Agreement (the “Agreement”) with CoBank. Connecticut Water also delivered to CoBank four Promissory Note and Single Advance Term Loan Supplements, each dated October 29, 2012 (the “Promissory Notes”).  On the terms and subject to the conditions set forth in the Promissory Notes issued pursuant to the Agreement, CoBank agreed to make unsecured loans (each a “Loan,” and collectively the “Loans”) to Connecticut Water from time to time, in an aggregate principal amount of up to $54,645,000. Connecticut Water used substantially all of the proceeds of the Loans to refinance the 1998 Series A, 1998 Series B, 2003A Series, 2003C Series and 2005A Series bonds outstanding.  Subject to the payment of a surcharge described in the Agreement for Loans bearing interest at fixed rates, Connecticut Water may prepay the Loans in whole or in part at any time prior to each of the maturity dates of each Loan.

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

Credit Rating

On April 15, 2013, Standard & Poor's Ratings Services ("S&P") affirmed its 'A'/Negative corporate credit rating and outlook on the Company. In its report, S&P commented on the material improvement of the Company's debt-to-capital ratio (52.1% at December 31, 2012 compared to 59.1% at December 31, 2011). S&P also noted that cash flows measures are expected to improve due to increased revenue from infrastructure surcharges and rate case increases. The Company's A rating has been in place since its initial rating in 2003.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) to all registered shareholders, and to the customers and employees of our regulated water companies, whereby participants can opt to have dividends directly reinvested into additional shares of the Company.  In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP and are intended to encourage greater shareholder, customer and employee participation in the DRIP.  During the nine months ended September 30, 2013 and 2012, plan participants invested $1,209,000 and $735,000, respectively, in additional shares as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the nine months ended September 30, 2013, no stock options were exercised.  During the nine months ended September 30, 2012, 5,671 stock options were exercised, resulting in approximately $631,000 in proceeds to the Company.

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

2013 Construction Budget

The Board of Directors approved a $31.3 million construction budget for 2013, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company is and will use some combination of its internally generated funds, remaining proceeds from its December 2012 equity issuance, borrowing under its available lines of credit, and the funds remaining under our 2011 debt issuance to fund the 2013 construction budget.

As the Company looks forward to the remainder of 2013 and 2014, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery through periodic WICA applications in Connecticut and the WISC recently approved by the Maine Legislature.  The total cost of that investment may exceed the amount of internally generated funds.  If so, the Company will consider external financing.  In order to maintain a balanced capital structure, we would consider both debt and equity issuances.  As the capital investment planning process is completed in the coming periods, the Company expects to provide a reasonable range of these potential financings.

Results of Operations

Three months ended September 30
Net Income for the three months ended September 30, 2013 increased from the same period in the prior year by $3,468,000 to $9,442,000. Earnings per basic average common share increased by $0.18 to $0.87 during the three months ended September 30, 2013.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	September 30, 2013	September 30, 2012	Increase/(Decrease)
Water Activities	$9,068	$5,676	$3,392
Real Estate Transactions	(7)	(31)	24
Services and Rentals	381	329	52
Total	$9,442	$5,974	$3,468

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $3,171,000, or 13.0%, to $27,632,000 for the three months ended September 30, 2013 when compared to the same period in 2012.  The primary reason for the increase in revenues was the implementation of the RAM in the third quarter of 2013 which contributed $2,762,000 in additional revenue in the period which represented the amount by which actual revenues in the first nine months of 2013 were less than the revenues allowed in Connecticut Water's most recent general rate proceeding for the nine month period. In future periods, Connecticut Water will record the RAM on a monthly basis, based upon our actual billing compared to approved rates, including WICA surcharges and record a regulatory asset or liability for future collection from or refund to customers. Additionally, BSWC contributed an additional $1,134,000 in revenue during the period. Excluding BSWC and the implementation of the RAM, the Company saw a decrease in revenue from water customers of $725,000, or approximately 3.0% during the three months ended September 30, 2013. The primary driver for the decrease in revenue in 2013 was a general decline in usage among all customer classes.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $826,000, or 8.0%, for the three months ended September 30, 2013 when compared to the same period of 2012 primarily due to the acquisition of BSWC, which contributed $785,000 of incremental O&M expense. The following table presents the components of O&M expense both including and excluding BSWC (in thousands):

Expense Components	Actual September 30, 2013 O&M	Actual September 30, 2012 O&M	Actual Increase / (Decrease)	BSWC September 30, 2013 O&M	Adjusted Increase / (Decrease)
Pension	$1,048	$931	$117	$27	$90
Customer costs	407	337	70	26	44
Medical	644	495	149	120	29
Property liability insurance	291	264	27	10	17
Purchased water	438	462	(24)	—	(24)
Post-retirement medical	187	213	(26)	—	(26)
Regulatory commission expense	85	113	(28)	—	(28)
Utility costs	932	897	35	77	(42)
Maintenance	714	691	23	68	(45)
Other benefits	276	334	(58)	—	(58)
Payroll	3,549	3,418	131	220	(89)
Water treatment (including chemicals)	856	881	(25)	79	(104)
Other	1,672	1,237	435	158	277
Total	$11,099	$10,273	$826	$785	$41

The increase in O&M expenses excluding the incremental expense as a result of the acquisition of BSWC, was approximately $41,000, or approximately 0.4%, in the third quarter of 2013 when compared to the same period in 2012.  The changes in individual items, excluding the impact of BSWC, are described below:

•	The increase in Pension costs was attributable primarily to a decrease in the discount rate used in determining net periodic benefit costs in 2013;

•	Customer costs increased primarily due to an increase in uncollectible accounts in the third quarter of 2013 when compared to the same period of 2012; and

•
The primary driver in the increase in Other expense was due to the mark-to-market adjustment related to employee stock awards. The Company adjusts the value of those stock awards at the end of each reporting period based on the Company’s stock price on the last day of that period.

The increases described above were partially offset by the following decreases to O&M expense:

•
Payroll costs decreased primarily due to a decrease in the number employees at September 30, 2013 when compared to September 30, 2012, excluding BSWC employees, and the capitalization of various ongoing projects that began throughout 2013; and

•	Water treatment costs decreased primarily due to a reduction in the costs to dispose of waste generated at treatment plants.

The Company saw an approximate 12.4% increase in its Depreciation expense from the three months ended September 30, 2013 compared to the same period in 2012.  The primary driver of this increase was approximately $168,000 in Depreciation expense attributable to BSWC.  Excluding the impact of BSWC, the Company's depreciation expense increased by approximately 5.4% for the three months ended September 30, 2013. The remainder of the increase in Depreciation expense was due to higher Utility Plant in Service as of September 30, 2013 compared to September 30, 2012.

Income Tax expense decreased by $439,000 in the third quarter of 2013 when compared to the same period in 2012 due to a lower effective income tax rate and higher pre-tax net income. Excluding the impact of BSWC, Income Tax expense decreased by $448,000. The Company's effective tax rate decreased from 28.5% to 13.2% in the three months ended September 30, 2013 and 2012. The adjustment to the reserve for the fixed capital credits and reserve for the adoption of the tangible property regulations offset a portion of the return to accrual for the 2012 tax return.

Other Income (Deductions), Net of Taxes increased for the three months ended September 30, 2013 by $675,000. The primary driver of this increase was the tax benefits arising from the Company's income tax provision to income tax return analysis during three months ended September 30, 2013. Additionally, during the three months ended September 30, 2012 the Company incurred costs associated with the acquisition of BSWC.

Total Interest and Debt Expense decreased by $505,000 in three months ended September 30, 2013 when compared to the same period in 2012 due to an increase in the patronage income received from one of our banking partners and a decrease in Interest on Long-Term Debt due to the refinancing of approximately $54.6 million in long-term debt in the fourth quarter of 2012 and approximately $14.6 million in long-term debt in the first quarter of 2013 and the repayment of approximately $18.0 million in debt used to acquire Maine Water.

Nine months ended September 30
Net Income for the nine months ended September 30, 2013 increased from the same period in the prior year by $4,318,000 to $16,365,000. Earnings per basic average common share increased by $0.12 to $1.51 during the nine months ended September 30, 2013.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	September 30, 2013	September 30, 2012	Increase/(Decrease)
Water Activities	$15,229	$10,084	$5,145
Real Estate Transactions	(7)	951	(958)
Services and Rentals	1,143	1,012	131
Total	$16,365	$12,047	$4,318

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $5,557,000, or 8.6%, to $69,906,000 for the nine months ended September 30, 2013 when compared to the same period in 2012. The primary reason for the increase in revenues was the acquisition of BSWC which contributed $3,173,000 in revenue during the nine months ended September 30, 2013. Additionally, the implementation of the RAM in the third quarter of 2013 contributed $2,762,000 in additional revenue in the period which represented the amount by which actual revenues in the first nine months of 2013 were less than the revenues allowed in Connecticut Water's most recent general rate proceeding for the nine month period. In future periods, Connecticut Water will record the RAM on a monthly basis, based upon our actual billing compared to approved rates, including WICA surcharges and record a regulatory asset or liability for future collection from or refund to customers. Excluding BSWC and the implementation of RAM, the Company saw a decrease in revenue from water customers of $378,000, or approximately 0.6% during the nine months ended September 30, 2013. The primary driver for the decrease in revenue in 2013 was a general decline in usage among all customer classes.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $1,850,000, or 6.2%, for the nine months ended September 30, 2013 when compared to the same period of 2012 primarily due to the acquisition of BSWC, which contributed $2,383,000 of incremental O&M expense.  The following table presents the components of O&M expense both including and excluding BSWC (in thousands):

Expense Components	Actual September 30, 2013 O&M	Actual September 30, 2012 O&M	Actual Increase / (Decrease)	BSWC September 30, 2013 O&M	Adjusted Increase / (Decrease)
Customer	$1,135	$769	$366	$114	$252
Outside services	1,608	1,099	509	296	213
Pension	3,060	2,793	267	82	185
Maintenance	2,007	1,737	270	170	100
Investor relations	579	487	92	—	92
Purchased water	1,128	1,089	39	—	39
Post retirement medical	557	638	(81)	—	(81)
Utility costs	2,817	2,743	74	190	(116)
Amston Lake water quality monitoring costs (non-labor)	—	135	(135)	—	(135)
Other benefits	726	906	(180)	—	(180)
Medical	2,062	1,862	200	390	(190)
Water treatment (including chemicals)	2,141	2,238	(97)	214	(311)
Payroll	10,586	10,167	419	751	(332)
Other	3,428	3,321	107	176	(69)
Total	$31,834	$29,984	$1,850	$2,383	$(533)

The decrease in O&M expenses, excluding the incremental expense as a result of the acquisition of BSWC, was approximately $533,000, or approximately 1.8%, in the nine months ended September 30, 2013 when compared to the same period in 2012.  The changes in individual items, excluding the impact of BSWC, are described below:

•
Payroll costs decreased primarily due to a decrease in the number employees at September 30, 2013 when compared to September 30, 2012, excluding BSWC employees, and the capitalization of employee time related to an ongoing procurement project that began in the first quarter of 2013. This project is designed to help reduce the costs of water infrastructure projects in future periods;

•	Water treatment costs decreased primarily due to a reduction in the costs to dispose of waste generated at treatment plants; and

•	Medical costs decreased in the first nine months of 2013 when compared to the same period in 2012 due primarily to a reduction in claims filed by plan participants.

The decreases described above were partially offset by the following increases to O&M expense:

•	Customer costs increased in 2013 primarily due to an increase in bad debt expense and an increase in postage costs for customer mailings;

•	Outside services expense increased primarily due to an increase in consulting fees related to the organizational design portion of the Company's ongoing procurement project; and

•	The increase in Pension costs was attributable primarily to a decrease in the discount rate used in determining net periodic benefit costs in 2013.

The Company saw an approximate 11.5% increase in its Depreciation expense from the nine months ended September 30, 2013 compared to the same period in 2012.  The primary driver of this increase was approximately $504,000 in Depreciation expense attributable to BSWC.  Excluding the impact of BSWC, the Company's depreciation expense increased by approximately 4.4% for the nine months ended September 30, 2013. The remainder of the increase in Depreciation expense was due to higher Utility Plant in Service as of September 30, 2013 compared to September 30, 2012.

Income Tax expense increased by $62,000 in the nine months ended September 30, 2013 when compared to the same period in 2012 due to a lower effective income tax rate and higher pre-tax net income. Excluding the impact of BSWC, which had a tax benefit for the nine months ended September 30, 2013, Income Tax expense increased by $139,000. The Company's effective tax rate decreased from 34.0% to 25.9% in the nine months ended September 30, 2013 and 2012. The reserve made for the fixed capital credits and the adoption of the tangible property regulations offset the return to accrual for the 2012 tax return. The inclusion of an estimate of the 2013 repair deduction in the current year provision  led to the decrease in the overall effective tax rate.

Other Income (Deductions), Net of Taxes increased for the nine months ended September 30, 2013 by $36,000. During the nine months ended September 30, 2012, the Company completed a sale of land to the Town of Plymouth, CT and adjusted valuation allowances which generated $951,000 of Net Income. During the same period of 2013, the Company completed the sale of a small rental property and adjusted valuation allowances which generated a $7,000 loss. Offsetting this unfavorable variance was the impact of tax benefits arising from the Company's income tax provision to income tax return analysis during nine months ended September 30, 2013.

Total Interest and Debt Expense decreased by $1,917,000 in the nine months ended September 30, 2013 when compared to the same period in 2012 due to an increase in the patronage income from one of our banking partners and a decrease in Interest on Long-Term Debt due to the refinancing of approximately $54.6 million in long-term debt in the fourth quarter of 2012 and approximately $14.6 million in long-term debt in the first quarter of 2013 and the repayment of approximately $18.0 million in debt used to acquire Maine Water.

Commitments and Contingencies

On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed during the fourth quarter of 2013. See Note 9 for further details.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $35.0 million of variable rate lines of credit with two banks, under which the interim bank loans payable at September 30, 2013 were approximately $1.3 million.

As of September 30, 2013, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

On December 10, 2012, the acquisition of BSWC closed. The Company is currently in the process of integrating BSWC’s operations, processes, and internal controls. See Note 11 to the Condensed Consolidated Financial Statements in Part I, Item I for additional information relating to the acquisition.

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

Part II, Item 1A: Risk Factors

Information about the material risks related to our business, financial condition and results of operations for the three and nine months ended ended September 30, 2013 does not materially differ from that set out under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the information provided elsewhere in this report. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company's business operations, financial condition or operating results.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended September 30, 2013.

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

Connecticut Water Service, Inc. (Registrant)

Date:	November 8, 2013	By: /s/ David C. Benoit
David C. Benoit Vice President – Finance and Chief Financial Officer

Date:	November 8, 2013	By: /s/ Nicholas A. Rinaldi
Nicholas A. Rinaldi Controller