Form 10-K
period 2013-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2014-03-17
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period to from

Commission File Number 0-8084

Connecticut Water Service, Inc.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0739839 (I.R.S. Employer Identification No.)

93 West Main Street, Clinton, CT (Address of principal executive office)	06413 (Zip Code)

Registrant's telephone number, including area code (860) 669-8636
Registrant’s website:  www.ctwater.com

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class Common Stock, without par value	Name of each exchange on which registered The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12 (g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2013, the aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was $304,177,793 based on the closing sale price on such date as reported on the NASDAQ.

Number of shares of Common Stock, no par value, outstanding as of March 1, 2014 was 11,066,276, including 198,772 common stock equivalent shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Document is Incorporated

Definitive Proxy Statement, to be filed on or about March 29, 2014, for Annual Meeting of Shareholders to be held on May 8, 2014.	Part III

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

•	the amount of repair tax deductions and the Internal Revenue Service’s ultimate acceptance of the deduction methodology; and

•	acquisition-related costs and synergies.

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•	changes in general economic, business, credit and financial market conditions;

•	changes in environmental conditions, including those that result in water use restrictions;

•	the determination of what qualifies for a repair expense tax deduction;

•	abnormal weather conditions;

•	increases in energy and fuel costs;

•	unfavorable changes to the federal and/or state tax codes;

•	significant changes in, or unanticipated, capital requirements;

•	significant changes in our credit rating or the market price of our common stock;

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

PART I

ITEM 1.  BUSINESS

The Company

The Registrant, Connecticut Water Service, Inc. (referred to as “the Company”, “we”, “us”, or “our”) was incorporated in 1974, with The Connecticut Water Company (Connecticut Water) as its largest subsidiary which was organized in 1956.  Connecticut Water Service, Inc. is a non-operating holding company, whose income is derived from the earnings of its six wholly-owned subsidiary companies as of December 31, 2013.  In 2013, approximately 92% of the Company’s net income was attributable to water activities carried out within its regulated water companies, Connecticut Water, The Maine Water Company (Maine Water) and The Biddeford & Saco Water Company (BSWC), collectively the "Regulated Companies".  As of December 31, 2013, the Regulated Companies supplied water to 121,768 customers, representing a population of approximately 400,000, in 76 municipalities throughout Connecticut and Maine.  The Regulated Companies are subject to state regulation regarding financial issues, rates, and operating issues, and to various other state and federal regulatory agencies concerning water quality and environmental standards. On September 3, 2013, an application was filed with the Maine Public Utility Commission (MPUC) to merge Maine Water and BSWC, with Maine Water as the surviving entity. This application was approved by the MPUC and BSWC was merged with and into Maine Water effective January 1, 2014.

In addition to its Regulated Companies, the Company owns two active unregulated companies.  In 2013, these unregulated companies, together with real estate transactions within Connecticut Water, contributed the remaining 8% of the Company’s net income through real estate transactions as well as services and rentals.  The two active unregulated companies are Chester Realty, Inc., a real estate company in Connecticut; and New England Water Utility Services, Inc. (NEWUS), which provides contract water and sewer operations and other water related services.

Effective January 1, 2012, the Company completed the acquisition of Aqua Maine, Inc. (AM) from Aqua America, Inc. (AA) for a total cash purchase price, adjusted at closing, of $35.6 million.  Subsequent to the closing, the name of AM was changed to The Maine Water Company.  Maine Water is a public water utility regulated by the MPUC that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with the Company’s growth strategy and makes the Company the largest U.S. based publicly-traded water utility company in New England.  The acquisition expanded the Company’s footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  The Company accounted for the acquisition in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805 Business Combinations (FASB ASC 805), including the purchase price allocation.

In February 2012, Connecticut Water acquired a small water system in Hebron, Connecticut for $130,000.  The water system serves three multi-unit apartment buildings.

On July 19, 2012, the Company announced that it had reached an agreement to acquire The Biddeford & Saco Water Company, pending a vote of BSWC shareholders, approval by the MPUC and the satisfaction of other various conditions. This acquisition added approximately 15,500 additional customers in the State of Maine, in the communities of Biddeford, Saco, Old Orchard Beach and Scarborough. Under the terms of the agreement, the acquisition was executed through a stock-for-stock merger transaction valued at approximately $12.0 million. On November 7, 2012, the MPUC approved the transaction and the Company completed the transaction on December 10, 2012. Holders of BSWC common stock received an aggregate of 380,254 shares of the Company's common stock in a tax-free exchange. The Company accounted for the acquisition in accordance with FASB ASC 805, including the purchase price allocation. See Note 15, "Acquisitions", in Part IV, Item15 for more information. Effective January 1, 2014, BSWC was merged with and into Maine Water.

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

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these documents will be made available free of charge through the “INVESTORS” menu of the Company’s internet website (http://www.ctwater.com) as soon as practicable after such material is electronically filed with, or furnished to, the SEC. The following documents are also available through the “INVESTORS” section of our website, under the "Coporate Governance" tab:

•	Employee Code of Conduct

•	Audit Committee Charter

•	Board of Directors Code of Conduct

•	Compensation Committee Charter

•	Corporate Finance and Investments Committee Charter

•	Corporate Governance Committee Charter

•	Bylaws of Connecticut Water Service, Inc.

Additionally, information concerning the Company’s 2014 Annual Meeting Materials (2013 Annual Report and 2014 Proxy Statement) can be found under the “INVESTORS” menu, under the “Annual Reports” tab when the Annual Meeting Materials are filed with the SEC on our about March 29, 2014.

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

The rates we charge our Connecticut water customers are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (PURA).  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water’s allowed return on equity and return on rate base are 9.75% and 7.32%, respectively.

On July 28, 2011, Connecticut Water filed a Water Infrastructure and Conservation Adjustment (WICA) application with the PURA requesting an additional 1.42% surcharge to customer bills representing approximately $7.7 million in WICA-related projects.  On September 21, 2011, the PURA approved a 1.40% increase to customers’ bills effective October 1, 2011, for a cumulative 3.09% WICA surcharge.  The surcharge was effective for bills rendered on or after October 1, 2011.

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

On June 5, 2013, the Connecticut's General Assembly passed Public Act 13-78, "An Act Concerning Water Infrastructure and Conservation, Municipal Reporting Requirements and Unpaid Utility Accounts at Multi-Family Dwellings" (PA 13-78), which authorized a Water Revenue Adjustment (WRA) to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, PA 13-78 raises the cap for WICA charges to 10%, from 7.5%, between general rate cases and expands the eligible projects to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

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

The Settlement Agreement contemplated that Connecticut Water would adopt regulations issued by the Internal Revenue Service ("IRS") that allowed the Company to adopt an alternative method for determining how expenditures related to tangible property can be treated for federal tax purposes for tax years beginning on or after January 1, 2012.  This tax accounting method change treated certain expenditures that the Company historically capitalized for tax purposes, as a deductible repair expense on its tax return.  The adoption of the tax accounting method change allowed Connecticut Water to record a favorable “catch up adjustment” on the Company's consolidated 2012 federal tax return which was filed in September 2013. The Company filed for a tax refund of approximately $13.6 million by carrying back the net operating loss generated from this adjustment.

The Settlement Agreement includes, as a result of negotiated compromise of the parties' respective positions, the following key elements related to the Connecticut Water Rate Reduction Plan:

1)    Connecticut Water crediting its water customers with the amount of the catch up adjustment plus the amount by which 2012 federal income taxes are reduced by the repair deduction (the deduction amount filed on the Company's 2012 federal tax return was approximately $45 million) that would offset an anticipated rate increase arising from the WRA authorized by the State of Connecticut in Public Act No. 13-78 with any associated change in rates to also be reflected on Connecticut Water customers' bills as of April 1, 2014;

2)    Resetting Connecticut Water's adjustment under Connecticut's WICA mechanism to zero by integrating the present WICA surcharge of 7.89% into Connecticut Water's base rates; and

3)    Connecticut Water agreeing not to file for a general rate increase (except under extraordinary circumstances outside Connecticut Water's control) for new rates to be effective any sooner than October 1, 2015.

In the Settlement Agreement, the parties also requested that PURA approve an accounting treatment for Connecticut Water to: 1) allow for the deferral of the tax refund described above and a credit of the tax benefit to customers over a proposed two-year period through a credit on water bills issued starting April 1, 2014 and 2) as discussed above, use the WRA to defer on the balance sheet as a regulatory asset or liability, for later collection from or crediting to customers of the amount by which actual revenues deviate from the revenues allowed in Connecticut Water's most recent general rate proceedings, including WICA proceedings. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs.

On August 30, 2013, the PURA issued a final decision approving the Settlement Agreement. Connecticut Water will begin to issue a credit on customers' bills of approximately 8.5% beginning April 1, 2014, related to the repair deduction. Additionally, Connecticut Water will begin adding an approximate 4.5% surcharge to customer bills related to the WRA for a net surcredit approximately 4.0%.

Connecticut Water's allowed revenues for the year ended December 31, 2013, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, were approximately $76.0 million. Through normal billing and accrual of unbilled water usage for the year ended December 31, 2013 operating revenue for Connecticut Water would have been approximately $72.7 million had the WRA not been implemented effective January 1, 2013. As a result of the implementation of the WRA, Connecticut Water recorded $3.3 million in additional revenue for the year ended December 31, 2013.

The rates we charge our Maine water customers are established under the jurisdiction of and are approved by the MPUC.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2013 were 10.00% and 8.31%, respectively.  BSWC’s allowed return on equity, as of December 31, 2013, was 10.00%.

In April 2013, Maine Water filed for rate increases in three of its divisions, totaling approximately $94,000 in additional revenue, driven primarily by declining consumption and small expense increases. On July 9, 2013, the MPUC approved rate increases totaling $88,000 for these divisions, to be effective July 1, 2013. In June 2013, Maine Water filed for rate increases in three additional divisions, totaling approximately $554,000 in additional revenue, driven primarily by capital expenditures, declining consumption and small expense increases. Two of these cases were approved by the MPUC with additional annual revenue of $90,000 effective November 1, 2013. The remaining case, representing approximately $447,000 in additional revenue, is expected to be decided by the end of March 2014.

Effective June 2013, a Water Infrastructure Surcharge (“WISC”) is available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. Maine Water's first WISC surcharge has been approved and is effective as of February 1, 2014.

Our Water Systems

As of December 31, 2013, our water infrastructure consisted of 77 noncontiguous water systems in the States of Connecticut and Maine.  Our system, in total, consists of approximately 2,100 miles of water main and reservoir storage capacity of 9.4 billion gallons.  The safe, dependable yield from our 237 active wells and 25 surface water supplies is approximately 176 million gallons per day.  Water sources vary among the individual systems, but overall approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells.

For the year-ended December 31, 2013, our Regulated Companies’ 121,768 customers consumed approximately 9.3 billion gallons of water generating $91,481,000 in operating revenues.  We supply water, and in most cases, fire protection to all or portions of 76 towns throughout Connecticut and Maine.

The following table breaks down the above total figures by customer class as of December 31, 2013, 2012, and 2011:

	2013	2012	2011
Customers:
Residential	108,521	108,154	80,256
Commercial	8,502	8,539	5,679
Industrial	487	501	425
Public Authority	889	892	600
Fire Protection	2,798	2,763	1,746
Other (including non-metered accounts)	571	942	1,317
Total	121,768	121,791	90,023
Water Revenues (in thousands):
Residential	$55,403	$50,783	$43,656
Commercial	11,238	10,138	8,621
Industrial	3,120	3,080	1,817
Public Authority	2,967	2,675	2,253
Fire Protection	17,337	15,592	11,890
Other (including non-metered accounts)	1,416	1,570	1,165
Total	$91,481	$83,838	$69,402
Customer Water Consumption (millions of gallons):
Residential	6,209	5,622	4,821
Commercial	1,888	1,509	1,133
Industrial	718	780	339
Public Authority	462	421	323
Total	9,277	8,332	6,616

The Regulated Companies own various small, discrete parcels of land that are no longer required for water supply purposes.  At December 31, 2013, this land totaled over 750 acres.  Over the past several years, we have been disposing of these land parcels through sales and/or donations, primarily to towns and municipalities. For more information, please refer to Segments of Our Business below.

Additional information on land dispositions can be found in Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Commitments and Contingencies.

UCONN Agreement

Beginning in June 2011, the University of Connecticut (UCONN), in partnership with the Town of Mansfield, initiated a process to identify and implement actions to secure a long-term water solution to meet the water supply needs for UCONN and the Town of Mansfield.  On June 7, 2013, Connecticut Water submitted information to UCONN and the Town on its proposal to bring a reliable supply of water to the UCONN's Storrs campus and to residents of Mansfield.  Connecticut Water's submission for this project was made as part of the Environmental Impact Evaluation (EIE) process under the Connecticut Environmental Policy Act.

As detailed in its proposal, Connecticut Water proposed to bring up to 2.2 million gallons of water a day with a water main extension of approximately 5 miles from its water system in the Town of Tolland to Mansfield to meet the UCONN campus and the Town of Mansfield's long term water supply needs.  On August 7, 2013, UCONN's Board of Trustees voted to recommend Connecticut Water's proposal.  On September 16, 2013, the State's Office of Policy and Management issued their approval of the Record of Decision of the EIE, allowing UCONN to proceed to implement the water supply solution.

On October 23, 2013, Connecticut Water entered into a non-binding letter of intent with UCONN to provide a long-term supply of potable water for UCONN’s Storrs campus facilities (the Project).  The UCONN Letter of Intent describes the rights and obligations of the parties related to the Project and also sets forth the principal terms and conditions under which the Company will supply water to UCONN for the Project.

The Company and UCONN negotiated a definitive agreement for the Project which was approved by the Board of Trustees at their December 11, 2013 meeting and executed on December 18, 2013. The definitive agreement is consistent with the requirements of the Project’s EIE and record of decision, as approved by the Office of Policy and Management that identified the Company as the preferred option to supply UCONN and the Town of Mansfield, Connecticut with up to 2.2 million gallons of water per day over the next 47 years.  The Company is responsible for obtaining any required regulatory permits, licenses and approvals to implement the water supply solution, including but not limited to those from PURA, the Connecticut Department of Energy and Environmental Protection and the Connecticut Department of Public Health. While there are specific timelines and milestones identified in the agreement that provide for the timely completion of the project, the agreement also recognizes that such completion is dependent upon the receipt of certain regulatory approvals. The Company expects that regulatory approvals will take approximately one year.

On October 29, 2013, Connecticut Water and the Town of Mansfield, Connecticut entered into a non-binding Letter of Intent for Connecticut Water to provide water utility service to the Town.  The Mansfield Letter of Intent provides the framework for necessary contractual agreements for Connecticut Water to serve the Mansfield community.

Connecticut Water and the Town of Mansfield have finalized a definitive written agreement that is consistent with the terms of the Letter of Intent. On January 13, 2014 the Mansfield Town Council voted to authorize the Town Manager to execute the agreement with Connecticut Water and it was signed by the parties on January 21, 2014.

The key provisions of the agreements with UCONN and the Town of Mansfield are as follows:

•	Connecticut Water will fund a 5-mile pipeline from Tolland and other necessary infrastructure improvements at no cost to UCONN, the Town or the state’s taxpayers to serve the area;

•	Current off-campus customers of UCONN will become customers of Connecticut Water at UCONN’s water rates in effect at that time (subject to any state-approved surcharges);

•	Future customers of Connecticut Water in the Town of Mansfield will pay Connecticut Water rates authorized by the PURA;

•	Connecticut Water will assume responsibility for maintaining, repairing and replacing the off-campus water system serving the Town of Mansfield;

•
A Water System Advisory Group will be created with representatives of the Town of Mansfield, UCONN, regional representatives and other key stakeholders to advise Connecticut Water regarding water service and the system’s operations, expansion or integration as well as recommended best management practices, including water conservation programs.

Competition

Our Regulated Companies face competition from a few small privately-owned water systems operating within, or adjacent to, our franchise areas and from municipal and public authority systems whose service areas in some cases overlap portions of our franchise areas.

Employees

As of December 31, 2013, we employed a total of 259 people.  Our employees are not covered by collective bargaining agreements.

Executive Officers of the Registrant

The following is a list of the executive officers of the Company as of March 17, 2014:

Name	Age in 2014*	Offices	Period Held or Prior Position	Term of Office Expires
E. W. Thornburg	53	Chairman, President, and Chief Executive Officer	Held positions since March 2006	2014 Annual Meeting
D. C. Benoit	57	Vice President – Finance, Chief Financial Officer and Treasurer	Held current position or other executive position with the Company since April 1996	2014 Annual Meeting
T. P. O’Neill	59	Vice President – Service Delivery	Held current position or other engineering position with the Company since February 1980	2014 Annual Meeting
M. P. Westbrook	55	Vice President – Customer and Regulatory Affairs	Held current position or other management position with the Company since September 1988	2014 Annual Meeting
K. A. Johnson	47	Vice President – Human Resources and Corporate Secretary
Held current position or other human resources position with the Company since May 2007.  Ms. Johnson previously served as the senior vice president, Human Resources and Organizational Development Officer for Rockville Bank.
				2014 Annual Meeting
J. E. Wallingford	57	Division President – The Maine Water Company, Director	President of The Maine Water Company (and its predecessor companies) since 1993, Director since 2012	2014 Annual Meeting

* - Age shown is as of filing date of March 17, 2014.

For further information regarding the executive officers see the Company’s Proxy Statement to be filed on or about March 29, 2014.

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

Real Estate Transactions – Our Real Estate Transactions segment involves the sale or donation for income tax benefits of our real estate holdings.  These transactions can be effected by any of our subsidiary companies.  Through land donations and sales in previous years, the Company earned tax credits to use in future years.  The Company is limited by time and the amount of taxable income when using these credits.  During 2011, the Company did not make any land sales or donations; however, it did adjust its valuation allowances.  During 2012, the Company finalized a land sale with the Town of Plymouth, Connecticut to sell approximately 175 acres of land for open space and recreational purposes.  The Company and Town agreed on a sale price of $1.45 million, generating $982,000 in income in the Real Estate Transactions segment. During 2013, the Company sold a small amount of real estate and made minor adjustments to valuation allowances, resulting in a loss of $7,000. Net income from the Real Estate Transactions segment is shown net in the "Other Income (Deductions), Net of Taxes" portion of the Company's Consolidated Statements of Net Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in the Note 14, "Segment Reporting" in the Company's Notes to the Consolidated Financial Statements.

A breakdown of the net income of this segment between our regulated and unregulated companies for the past three years is as follows:

	Income (Loss) from Real Estate Transactions
	Regulated	Unregulated	Total
2013	$(2,000)	$(5,000)	$(7,000)
2012	$982,000	$(31,000)	$951,000
2011	$—	$176,000	$176,000

Services and Rentals – Our Services and Rentals segment provides contracted services to water and wastewater utilities and other clients and also leases certain of our properties to third parties through our unregulated companies in the State of Connecticut and through Maine Water in the State of Maine.  The types of services provided include contract operations of water and wastewater facilities; Linebacker®, our service line protection plan for public drinking water customers; and providing bulk deliveries of emergency drinking water to businesses and residences via tanker truck.  Our lease and rental income comes primarily from the renting of residential and commercial property. Net income from the Services and Rentals segment is shown net in the "Other Income (Deductions), Net of Taxes" portion of the Company's Consolidated Statements of Net Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in the Note 14, "Segment Reporting" in the Company's Notes to the Consolidated Financial Statements.

Linebacker® is an optional service line protection program offered by the Company to eligible residential customers through NEWUS in Connecticut and Maine Water in Maine covering the cost of repairs for leaking or broken water service lines which provide drinking water to a customer's home.  For customers who enroll in this program, the Company will repair or replace a leaking or broken water service line, curb box, curb box cover, meter pit, meter pit cover, meter pit valve plus in-home water main shut off valve before the meter.  For over three years, NEWUS has offered expanded coverage to Connecticut Water customers for failure of in-home plumbing, sewer and septic drainage lines and implemented modified terms and conditions with limitations on certain coverages. As of December 31, 2013, NEWUS had 20,228 customers enrolled in its Linebacker® protection program, approximately 30% were enrolled in one of our expanded coverage plans. Depending on the coverage selected, Linebacker® prices range between $85 and $185 plus sales tax per year for residential customers. During 2013, Maine Water began to offer basic service line protection under Linebacker® to its customers at a discounted rate of $60. As of December 31, 2013, Maine Water had approximately 1,500 customers enrolled in Linebacker®. Beginning in 2014, Maine Water will charge $85 for its basic coverage.

Some of the services listed above have limited competition. However, the Company has seen competitors in the service line protection business begin to market to Connecticut Water customers. Additionally, there can be considerable competition for contract operations of large water and wastewater facilities and systems. The Company sought to develop a niche market by attaching our name to service line protection plans and by seeking to serve smaller facilities and systems in our service areas where there is less competition.  The Services and Rentals segment has provided between 8-10% of our overall net income in 2013, 2012, and 2011.  Net income generated by this segment of our business was $1,483,000, $1,424,000 and $1,001,000 for the years 2013, 2012, and 2011, respectively.

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

The water utility business is capital intensive. On an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. Our ability to maintain and meet our financial objectives is dependent upon the rates we charge our customers. These rates are subject to approval by the PURA in Connecticut and the MPUC in Maine.  The Company is entitled to file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Maine Water expects that it will file a general rate case with the MPUC for its BSWC division at some point during 2014. Once a rate increase petition is filed with the respective agency, the ensuing administrative and hearing process may be lengthy and costly.  We can provide no assurances that any future rate increase requests will be approved by each agency; and, if approved, we cannot guarantee that any such rate increase requests will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.  Additionally, a regulatory agency may rule that a company must reduce its rates.

Under a 2007 Connecticut law, the PURA authorizes regulated water companies to use a rate adjustment mechanism, known as a Water Infrastructure and Conservation Adjustment (WICA), for eligible projects completed and in service for the benefit of the customers.  During 2013, the Maine Legislature has enacted a law that will allow Maine Water and BSWC for expedited recovery of investments in water systems infrastructure replacement, both treatment and distribution, through a Water Infrastructure Surcharge (WISC), similar to WICA in Connecticut. Maine Water's first WISC surcharge has been approved and is effective as of February 1, 2014.

If we are unable to pay the principal and interest on our indebtedness as it comes due, or we default under certain other provisions of our loan documents, our indebtedness could be accelerated and our results of operations and financial condition could be adversely affected.

As of December 31, 2013, we had approximately $175.0 million in long-term debt outstanding.  Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance.  Our performance is affected by many factors, some of which are beyond our control.  We believe that our cash generated from operations, and, if necessary, borrowing under our existing and planned credit facilities, will be sufficient to enable us to make our debt payments as they become due.  If, however, we do not generate sufficient cash, we may be required to refinance our obligations or sell additional equity, which may be on terms that are not favorable to the Company as current terms.

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

During certain periods of the Unites States credit and liquidity crisis of 2008-2009, the volatility and disruption in the credit and banking markets reached unprecedented levels.  In many cases, the markets contained limited credit capacity for certain issuers, and lenders had requested shorter terms.  The market for new debt financing was limited and in some cases not available at all.  In addition, the markets had increased the uncertainty that lenders will be able to comply with their previous commitments.  The Company noted improvements during the second half of 2009 and continuing through 2013.  If market disruption and volatility return, the Company may not be able to refinance our existing debt when it comes due, draw upon our existing lines of credit or incur additional debt, which may require us to seek other funding sources to meet our liquidity needs or to fund our capital expenditures budget.  We cannot assure you that we will be able to obtain debt or other financing on reasonable terms, or at all.

Failure to maintain our existing credit ratings could affect our cost of funds and related margins and liquidity position.

Since 2003, Standard & Poor's Ratings Services (S&P) has rated our outstanding debt and has given credit ratings to us and our subsidiary The Connecticut Water Company.  Their evaluations are based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting.  On January 17, 2014, S&P affirmed its 'A' corporate credit rating on the Company. Additionally, S&P revised the Company’s ratings outlook from negative to stable.  The stable outlook recognizes improvements in financial measures achieved through a combination of recovery of investments (including infrastructure surcharges in both Connecticut and Maine and the WRA in Connecticut) as well as a reduction in our debt to equity ratio through the issuance of equity in December 2012 and the repayment of debt.

Our inability to comply with debt covenants under our credit facilities could result in prepayment obligations.

We are obligated to comply with debt covenants under our loan and debt agreements.  Failure to comply with covenants under our credit facilities could result in an event of default, which if not timely cured or waived, could result in us being required to repay or finance these borrowings before their due date, could limit future borrowings, and result in cross default issues and increase our borrowing costs.  The covenants are normal and customary in bank and loan agreements.  The Company was in compliance with all covenants at December 31, 2013.

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

In December 2011, regulations concerning the flow of water in Connecticut’s rivers and streams were adopted.  As promulgated, the regulations require that certain downstream releases be made from seven of Connecticut Waters's eighteen active reservoirs no later than ten years following the adoption of stream classifications by the Department of Energy and Environmental Protection (DEEP).  Currently, downstream releases are made at two locations.  No groundwater supply wells are affected by the regulations.

DEEP has proposed preliminary stream classifications in an area of the state where Connecticut Water maintains and operates sources of supply.  Those classifications remain to be finalized.  The Company remains engaged in the process in order to minimize impact to our available water supply.  Although significantly and favorably modified from prior versions, the regulations still have the potential to lower our safe yield, raise our capital and operating expenses and adversely affect our revenues and earnings.  Because they affect only a subset of the Company's supplies and allow for releases to be scaled back in response to drought events, however, the overall impact is anticipated to be manageable.  Costs associated with the regulations may be recovered in the form of higher rates.  Although there can be no assurance the PURA would approve rate increases to enable us to recover all such costs, legislation passed in 2013 allows for a WICA surcharge to recover capital improvement costs necessary to achieve compliance with the regulations.

The State of Maine also has regulations that govern the flow of water in rivers and streams and also govern lake levels on great ponds.  Code of Maine Rules Chapter 587 (Chapter 587) regulates any activity that alters the flow or level of classified state waters after August 2007.  Maine Water operates five water systems that use surface waters governed by this chapter.  Maine Water has operated in full compliance with the chapter since its effective date and fully expect continued compliance.  For public water systems, Chapter 587 allows the Maine Department of Environmental Protection (MDEP) to impose site specific conditions in locations where Maine's water quality classifications are not being met.  Any conditions proposed on a water withdrawal by a public water system must consider the provisions of any legislative charter, the watershed protection benefits provided by the utility and the financial viability of the utility.  Further, any conditions imposed must be accommodated by the existing MPUC approved rate schedule for the utility and may not, in and of themselves, cause a utility to request a rate increase from their customers.  To date, the MDEP has not imposed any withdrawal conditions on any public water system in Maine.

Maine Water's business is subject to seasonal fluctuations which could adversely affect demand for its water services and its revenues.

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

Declining per customer residential water usage in the State of Maine may reduce our revenues, financial condition and results of operations in future years.

A trend of declining per customer residential water usage has been observed for the last several years, which we attribute to increased water conservation, including the use of more efficient household fixtures and appliances among residential users.  Our regulated business in Maine is heavily dependent on revenue generated from rates we charge to our residential customers for the volume of water they use.  The rate we charge for our water is regulated by the MPUC in Maine and we may not unilaterally adjust our rates to reflect changes in demand.  Declining volume of residential water usage may have a negative impact on our operating revenues in the future if regulators do not reflect any usage declines in the rate setting design process.

Potential regulatory changes or drought conditions may impact our ability to serve our current and future customers’ demand for water and our financial results.

We depend on an adequate water supply to meet the present and future demands of our customers.  Changes in regulatory requirements could affect our ability to utilize existing supplies and/or secure new sources, as required.  Insufficient supplies or an interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Although not occurring in 2013, drought conditions could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers. An interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Moreover, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions, which may adversely affect our revenues and earnings.

We are increasingly dependent on the continuous and reliable operation of our information technology systems, and a disruption of these systems, resulting from cyber security attacks or other events, could adversely affect our business.

We rely on our information technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our treatment, storage and pumping facilities. In addition, we rely on our systems to track our utility assets and to manage maintenance and construction projects, materials and supplies, and our human resource functions. A loss of these systems, or major problems with the operation of these systems, could adversely affect our operations and have a material adverse effect on our business, financial condition, and results of operations. Our information technology systems may be vulnerable to damage or interruption from the following types of cyber security attacks or other events:

•	power loss, computer systems failures, and internet, telecommunications or data network failures;

•	operator negligence or improper operation by, or supervision of, employees;

•	physical and electronic loss of data;

•	computer viruses, cyber security attacks, intentional security breaches, hacking, denial of service actions, misappropriation of data and similar events;

•	difficulties in the implementation of upgrades or modification to our information technology systems; and

•	hurricanes, fires, floods, earthquakes and other natural disasters.

Although we do not believe that our systems are at a materially greater risk of cyber security attacks than other similar organizations, our information technology systems may be vulnerable to damage or interruption from the types of cyber security attacks or other events listed above or other similar actions, and such incidents or other events may go undetected for a period of time. Such cyber security attacks or other events may result in: the loss or compromise of customer, financial or operational data; disruption of billing, collections or normal field service activities; disruption of electronic monitoring and control of operational systems; and delays in financial reporting and other normal management functions. Possible impacts associated with a cyber security attack or other events may include remediation costs related to lost, stolen, or compromised data, repairs to data processing systems, increased cyber security protection costs, adverse effects on our compliance with regulatory and environmental laws and regulation, including standards for drinking water, litigation and reputational damage.

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

An important element of our growth strategy is the acquisition and integration of water systems in order to move into new service areas and to broaden our current service areas.  As of the date of this filing, our Regulated Companies serve 121,768 customers, or a population of approximately 400,000 people, in 76 municipalities throughout Connecticut and Maine.  We will be unable to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates.  It is our intent, when practical, to integrate any businesses we acquire with our existing operations.  The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management's time and resources.  Future acquisitions by us could result in:

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

The final determination of our income tax liability may be materially different from our income tax provision.

Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable business tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities. During 2013, Connecticut Water changed its tax method of accounting to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for tax purposes. Our determination of what qualifies as a capital cost versus a repair expense tax deduction is subject to subsequent adjustment and may impact the income tax benefits that have been recognized. Although we believe our income tax estimates, including any tax reserves or valuation allowances we may record, are appropriate, there is no assurance that the final determination of our income tax liability will not be materially different; either higher or lower, from what is reflected in our income tax provision. In the event we are assessed additional income taxes, our business, financial condition, and results of operations could be adversely affected.

Key employee turnover may adversely affect our operating results.

Our success depends significantly on the continued individual and collective contributions of our management team. The loss of the services of any member or our senior management team or the inability to hire and retain experienced management personnel could harm our operating results.

We must continue to attract and retain qualified technical and managerial personnel in order to succeed.

Our future success will also depend largely upon our ability to attract and retain highly skilled technical, operational and financial managers. There is significant competition for such personnel in our industry. We try to ensure that we offer competitive compensation and benefits as well as opportunities for continued development, and we continually strive to recruit and train qualified personnel and retain key employees. There can be no assurance, however, that we will continue to be successful in attracting and retaining the personnel we require to grow and operate profitably.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

At December 31, 2013, the properties of our Regulated Companies consisted of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water.  In certain cases, Connecticut Water is or may be a party to limited contractual arrangements for the provision of water supply from neighboring utilities.  We believe that our properties are in good operating condition.  Water mains are located, for the most part, in public streets and, in a few instances, are located on land that we own in fee simple and/or land utilized pursuant to easement right, most of which are perpetual and adequate for the purpose for which they are held.

The net utility plant of the Company at December 31, 2013 was solely owned by the Regulated Companies.  The Net Utility Plant balance as of December 31, 2013 was $471,876,000, approximately $24 million more than the balance of Net Utility Plant as of December 31, 2012, due primarily to normal plant additions and construction spending related to infrastructure improvements.

Sources of water supply owned, maintained, and operated by our Regulated Companies include twenty-five surface water supplies and ninety-nine well fields, as of December 31, 2013.  In addition, Connecticut Water has agreements with various neighboring water utilities to provide water, at negotiated rates, to our water systems.  Collectively, these sources have the capacity to deliver approximately seventy-four million gallons of potable water daily to the twenty-five major operating systems. The Regulated Companies own, maintain, and operate fifty-two small, non-interconnected satellite and consecutive water systems that, combined, have the ability to deliver about three million gallons of additional water per day to their respective systems. For some small consecutive water systems, purchased water may comprise substantially all of the total available supply of the system.

As of December 31, 2013, the Regulated Companies own and operate thirty water filtration facilities, having a combined treatment capacity of approximately fifty-two million gallons per day.

As of December 31, 2013, the transmission and distribution systems of the Regulated Companies consisted of approximately 2,100 miles of main.  On that date, approximately seventy-five percent of our mains were eight-inch diameter or larger.  Substantially all new main installations are cement-lined ductile iron pipe of eight-inch diameter or larger.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CTWS”.  Our quarterly high and low stock prices as reported by NASDAQ and the cash dividends we paid during 2013 and 2012 are listed as follows:

	Price		Dividends
Period	High	Low	Paid
2013
First Quarter	$30.29	$28.04	$0.2425
Second Quarter	29.44	27.75	0.2425
Third Quarter	32.45	28.26	0.2475
Fourth Quarter	36.45	30.68	0.2475
2012
First Quarter	$32.84	$26.15	$0.2375
Second Quarter	29.98	26.69	0.2375
Third Quarter	32.31	28.98	0.2425
Fourth Quarter	32.24	28.36	0.2425

As of March 1, 2014, there were approximately 3,500 holders of record of our common stock.

We presently intend to pay quarterly cash dividends in 2014 on March 17, June 16, September 15 and December 15, subject to our earnings and financial condition, regulatory requirements and other factors our Board of Directors may deem relevant.

The Company’s Annual Meeting of Shareholders is scheduled for May 8, 2014 in Madison, Connecticut.

Purchases of Equity Securities by the Company – In May 2005, the Company adopted a common stock repurchase program (Share Repurchase Program).  The Share Repurchase Program allows the Company to repurchase up to 10% of its outstanding common stock, at a price or prices that are deemed appropriate.  As of December 31, 2013, no shares have been repurchased. Currently, the Company has no plans to repurchase shares under the Share Repurchase Program.

Performance Graph – Set forth below is a line graph comparing the cumulative total shareholder return for each of the years 2009 – 2013 on the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies in the Standard & Poor’s 500 Index and the Standard and Poor’s 500 Utility Index.

ITEM 6. SELECTED FINANCIAL INFORMATION

SUPPLEMENTAL INFORMATION (Unaudited)

SELECTED FINANCIAL DATA
Years Ended December 31, (thousands of dollars except per share amounts and where otherwise indicated)
	2013	2012	2011	2010	2009
CONSOLIDATED STATEMENTS OF INCOME
Continuing Operations
Operating Revenues	$91,481	$83,838	$69,402	$66,408	$59,391
Operating Expenses	$69,488	$64,229	$53,842	$52,573	$47,003
Other Utility Income, Net of Taxes	$856	$812	$847	$742	$704
Total Utility Operating Income	$22,849	$20,421	$16,407	$14,577	$13,092
Interest and Debt Expense	$6,130	$8,581	$5,674	$5,853	$4,744
Net Income	$18,269	$13,640	$11,300	$9,798	$10,209
Cash Common Stock Dividends Paid	$10,758	$8,467	$8,196	$7,942	$7,671
Dividend Payout Ratio from Continuing Operations	59%	62%	73%	81%	75%
Weighted Average Common Shares Outstanding	10,827,220	8,763,418	8,610,070	8,531,741	8,447,950
Basic Earnings Per Common Share from Continuing Operations	$1.68	$1.55	$1.31	$1.14	$1.20
Number of Shares Outstanding at Year End	11,038,232	10,939,486	8,755,398	8,676,849	8,573,744
ROE on Year End Common Equity	9.2%	7.4%	9.6%	8.7%	9.4%
Declared Common Dividends Per Share	$0.980	$0.960	$0.940	$0.920	$0.900
CONSOLIDATED BALANCE SHEET
Common Stockholders' Equity	$197,753	$185,349	$118,189	$113,191	$108,569
Long-Term Debt (Consolidated, Excluding Current Maturities)	175,042	178,475	135,256	111,675	111,955
Preferred Stock	772	772	772	772	772
Total Capitalization	$373,567	$364,596	$254,217	$225,638	$221,296
Stockholders' Equity (Includes Preferred Stock)	53%	51%	47%	51%	49%
Long-Term Debt	47%	49%	53%	49%	51%
Net Utility Plant	$471,876	$447,911	$360,027	$344,219	$325,202
Total Assets	$630,811	$578,975	$442,931	$424,199	$415,276
Book Value - Per Common Share	$17.91	$16.94	$13.50	$13.05	$12.66
OPERATING REVENUES BY REVENUE CLASS
Residential	$55,403	$50,783	$43,656	$42,103	$36,471
Commercial	11,238	10,138	8,621	7,725	6,729
Industrial	3,120	3,080	1,817	1,755	1,459
Public Authority	2,967	2,675	2,253	2,280	1,926
Fire Protection	17,337	15,592	11,890	11,430	10,958
Other (Including Non-Metered Accounts)	1,416	1,570	1,165	1,115	1,848
Total Operating Revenues	$91,481	$83,838	$69,402	$66,408	$59,391
Number of Customers (End of Year)	121,768	121,791	90,023	89,402	88,534
Billed Consumption (Millions of Gallons)	9,277	8,332	6,616	6,958	6,472
Number of Employees	259	259	198	204	225

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Executive Overview

Connecticut Water Service, Inc. (the Company) is a non-operating holding company, whose income is derived from the earnings of its five active wholly-owned subsidiary companies, as of December 31, 2013: The Connecticut Water Company (Connecticut Water), The Maine Water Company (Maine Water), The Biddeford & Saco Water Company (BSWC), New England Water Utility Services, Inc. (NEWUS), and Chester Realty Company (Chester Realty). Connecticut Water, Maine Water, and BSWC are our regulated water companies (collectively, the Regulated Companies). Effective January 1, 2014, BSWC was merged with and into Maine Water.

Effective January 1, 2012, the Company completed the acquisition of Aqua Maine, Inc. (AM) from Aqua America, Inc. (AA) for a total cash purchase price, adjusted at closing, of $35.6 million.  Subsequent to the closing, the name of AM was changed to The Maine Water Company.  Maine Water is a public water utility regulated by the Maine Public Utilities Commission (MPUC) that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with the Company’s growth strategy and makes the Company the largest U.S. based publicly-traded water utility company in New England.  The acquisition expanded the Company’s footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  The Company accounted for the acquisition in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805 Business Combinations (FASB ASC 805), including the purchase price allocation.

In February 2012, Connecticut Water acquired a small water system in Hebron, Connecticut for $130,000.  The water system serves three multi-unit apartment buildings.

On July 19, 2012, the Company announced that it had reached an agreement to acquire The Biddeford & Saco Water Company, pending a vote of BSWC shareholders, approval by the MPUC and the satisfaction of other various conditions. This acquisition added approximately 15,500 additional customers in the State of Maine, in the communities of Biddeford, Saco, Old Orchard Beach and Scarborough. Under the terms of the agreement, the acquisition was executed through a stock-for-stock merger transaction valued at approximately $12.0 million. On November 7, 2012, the MPUC approved the transaction and the Company completed the transaction on December 10, 2012. Holders of BSWC common stock received an aggregate of 380,254 shares of the Company's common stock in a tax-free exchange. The Company accounted for the acquisition in accordance with FASB ASC 805, including the purchase price allocation.

On December 18, 2012, the Company issued 1,696,250 shares of Common Stock at a price to the public of $29.25 per share, generating gross proceeds of $49.6 million and net proceeds of $47.5 million. Wells Fargo Securities served as sole book-runner for the offering. The offering was made pursuant to a “shelf” registration statement (including a prospectus) previously filed with and declared effective by the Securities and Exchange Commission in July 2012. The Company used the net proceeds to pay down approximately $21.0 million of interim bank loans payable and approximately $18.0 million of debt issued to acquire The Maine Water Company. Additionally, the Company intends to use the remaining proceeds for capital expenditures and other general corporate purposes since the Company has a target capital structure that is equally balanced with equity and debt, this equity issuance has brought the Company closer to that target structure.

In 2013, approximately 92% of the Company’s net income was attributable to the water activities of the Regulated Companies, which combined had 121,768 customers throughout 76 municipalities in Connecticut and Maine, as of December 31, 2013.  The rates charged for service by Connecticut Water are subject to review and approval by the Connecticut Public Utilities Regulatory Authority (PURA). The rates charged for service by Maine Water are subject to review and approval by the MPUC.

Recognizing the importance of timely infrastructure replacement and improvement, the Company, along with other investor-owned regulated water companies in the State of Connecticut, campaigned for the passage of the Water Infrastructure and Conservation Adjustment (WICA) Act in the Connecticut General Assembly, which was adopted in 2007.  WICA allows Connecticut Water to add a surcharge to customers’ bills, subject to an expedited review and approval by the PURA and no more than twice a year, to reflect the replacement of certain types of aging utility plant; principally water mains, meters, service lines and water conservation related investments. Similarly, beginning in June 2013, a Water Infrastructure Surcharge (WISC) became available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. The Company expects that Maine Water will begin to utilize this mechanism in 2014.

On June 5, 2013, the Connecticut's General Assembly passed Public Act 13-78, "An Act Concerning Water Infrastructure and Conservation, Municipal Reporting Requirements and Unpaid Utility Accounts at Multi-Family Dwellings" (PA 13-78), which authorized a Water Revenue Adjustment (WRA) to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, PA 13-78 raises the cap for WICA charges to 10%, from 7.5%, between general rate cases and expands the eligible projects to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

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

The Settlement Agreement contemplated that Connecticut Water would adopt regulations issued by the Internal Revenue Service ("IRS") that allowed the Company to adopt an alternative method for determining how expenditures related to tangible property can be treated for federal tax purposes for tax years beginning on or after January 1, 2012.  This tax accounting method change treated certain expenditures that the Company historically capitalized for tax purposes, as a deductible repair expense on its tax return.  The adoption of the tax accounting method change allowed Connecticut Water to record a favorable “catch up adjustment” on the Company's consolidated 2012 federal tax return which was filed in September 2013. The Company filed for a tax refund of approximately $13.6 million by carrying back the net operating loss generated from this adjustment.

The Settlement Agreement includes, as a result of negotiated compromise of the parties' respective positions, the following key elements related to the Connecticut Water Rate Reduction Plan:

1)    Connecticut Water crediting its water customers with the amount of the catch up adjustment plus the amount by which 2012 federal income taxes are reduced by the repair deduction (the deduction amount filed on the Company's 2012 federal tax return was approximately $45 million) that would offset an anticipated rate increase arising from the WRA authorized by the State of Connecticut in Public Act No. 13-78 with any associated change in rates to also be reflected on Connecticut Water customers' bills as of April 1, 2014;

2)    Resetting Connecticut Water's adjustment under Connecticut's WICA mechanism to zero by integrating the present WICA surcharge of 7.89% into Connecticut Water's base rates; and

3)    Connecticut Water agreeing not to file for a general rate increase (except under extraordinary circumstances outside Connecticut Water's control) for new rates to be effective any sooner than October 1, 2015.

In the Settlement Agreement, the parties also requested that PURA approve an accounting treatment for Connecticut Water to: 1) allow for the deferral of the tax refund described above and a credit of the tax benefit to customers over a proposed two-year period through a credit on water bills issued starting April 1, 2014 and 2) as discussed above, use the WRA to defer on the balance sheet as a regulatory asset or liability, for later collection from or crediting to customers of the amount by which actual revenues deviate from the revenues allowed in Connecticut Water's most recent general rate proceedings, including WICA proceedings. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs.

On August 30, 2013, the PURA issued a final decision approving the Settlement Agreement. Connecticut Water will begin to issue a credit on customers' bills of approximately 8.5% beginning April 1, 2014, related to the repair deduction. Additionally, Connecticut Water will begin adding an approximate 4.5% surcharge to customer bills related to the WRA for a net surcredit approximately 4.0%.

Connecticut Water's allowed revenues for the year ended December 31, 2013, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, were approximately $76.0 million. Through normal billing and accrual of unbilled water usage for the year ended December 31, 2013 operating revenue for Connecticut Water would have been approximately $72.7 million had the WRA not been implemented effective January 1, 2013. As a result of the implementation of the WRA, Connecticut Water recorded $3.3 million in additional revenue for the year ended December 31, 2013.

The Company has and will continue to focus on minimizing operating costs that are passed along to its customers without sacrificing the quality service it values and the customers demand.  At the same time, the Company will continue to employ its current strategy of timely collection of appropriate costs and a fair rate of return for its shareholders through appropriate rates for its regulated water service while looking to expand through targeted acquisitions.

Beginning in June 2011, the University of Connecticut (UCONN), in partnership with the Town of Mansfield, initiated a process to identify and implement actions to secure a long-term water solution to meet the water supply needs for UCONN and the Town of Mansfield.  On June 7, 2013, Connecticut Water submitted information to UCONN and the Town on its proposal to bring a reliable supply of water to the UCONN's Storrs campus and to residents of Mansfield.  Connecticut Water's submission for this project was made as part of the Environmental Impact Evaluation (EIE) process under the Connecticut Environmental Policy Act.

As detailed in its proposal, Connecticut Water proposed to bring up to 2.2 million gallons of water a day with a water main extension of approximately 5 miles from its water system in the Town of Tolland to Mansfield to meet the UCONN campus and the Town of Mansfield's long term water supply needs.  On August 7, 2013, UCONN's Board of Trustees voted to recommend Connecticut Water's proposal.  On September 16, 2013, the State's Office of Policy and Management issued their approval of the Record of Decision of the EIE, allowing UCONN to proceed to implement the water supply solution.

On October 23, 2013, Connecticut Water entered into a non-binding letter of intent with UCONN to provide a long-term supply of potable water for UCONN’s Storrs campus facilities (the Project).  The UCONN Letter of Intent describes the rights and obligations of the parties related to the Project and also sets forth the principal terms and conditions under which the Company will supply water to UCONN for the Project.

The Company and UCONN negotiated a definitive agreement for the Project which was approved by UCONN's Board of Trustees at their December 11, 2013 meeting and executed on December 18, 2013. The definitive agreement is consistent with the requirements of the Project’s EIE and record of decision, as approved by the Office of Policy and Management that identified the Company as the preferred option to supply UCONN and the Town of Mansfield, Connecticut with up to 2.2 million gallons of water per day over the next 47 years.  The Company is responsible for obtaining any required regulatory permits, licenses and approvals to implement the water supply solution, including but not limited to those from PURA, the Connecticut Department of Energy and Environmental Protection and the Connecticut Department of Public Health. While there are specific timelines and milestones identified in the agreement that provide for the timely completion of the project, the agreement also recognizes that such completion is dependent upon the receipt of certain regulatory approvals. The Company expects that regulatory approvals will take approximately one year.

On October 29, 2013, Connecticut Water and the Town of Mansfield, Connecticut entered into a non-binding Letter of Intent for Connecticut Water to provide water utility service to the Town.  The Mansfield Letter of Intent provides the framework for necessary contractual agreements for Connecticut Water to serve the Mansfield community.

Connecticut Water and the Town of Mansfield have finalized a definitive written agreement that is consistent with the terms of the Letter of Intent. On January 13, 2014 the Mansfield Town Council voted to authorize the Town Manager to execute the agreement with Connecticut Water and it was signed by the parties on January 21, 2014.

The key provisions of the agreements with UCONN and the Town of Mansfield are as follows:

•	Connecticut Water will fund a 5-mile pipeline from Tolland and other necessary infrastructure improvements at no cost to UCONN, the Town or the state’s taxpayers to serve the area;

•	Current off-campus customers of UCONN will become customers of Connecticut Water at UCONN’s water rates in effect at that time (subject to any state-approved surcharges);

•	Future customers of Connecticut Water in the Town of Mansfield will pay Connecticut Water rates authorized by the PURA;

•	Connecticut Water will assume responsibility for maintaining, repairing and replacing the off-campus water system serving the Town of Mansfield;

•
A Water System Advisory Group will be created with representatives of the Town of Mansfield, UCONN, regional representatives and other key stakeholders to advise Connecticut Water regarding water service and the system’s operations, expansion or integration as well as recommended best management practices, including water conservation programs.

While the Company plans to file timely rate cases, continue to make acquisitions and, in the future, utilize the WICA and WISC adjustments to allow for more timely recovery of investment in utility plant, it will also look to NEWUS and Maine Water to increase its earnings in unregulated businesses.  The Company will continue to seek out maintenance and service contracts with new customers and renew existing contracts that have proven to be beneficial to the Company, as well as to continue the expansion of the Linebacker® program. As part of the Settlement Agreement, Connecticut Water is precluded from filing for a general rate increase that would be effective prior to October 2015. Maine Water expects that it will file a general rate case with the MPUC for its BSWC division at some point during 2014.

Regulatory Matters and Inflation

The Company, like all other businesses, is affected by inflation, most notably by the continually increasing costs required to maintain, improve, and expand its service capabilities.  The cumulative effect of inflation over time results in significantly higher operating costs and facility replacement costs, which must be recovered from future cash flows.

Our regulated water companies’ ability to recover its increased expenses and/or investment in utility plant is dependent on the rates we charge our customers.  Changes to these rates must be approved by the PURA and MPUC through formal rate proceedings.  Due to the subjectivity of certain items involved in the process of establishing rates such as customer usage, future customer growth, inflation, and allowed return on investment, we have no assurance that we will be able to raise our rates to a level we consider appropriate, or to raise rates at all, through any future rate proceeding.

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

Public Utility Regulation – Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 980 “Regulated Operations” (“FASB ASC 980”), requires cost-based, rate-regulated enterprises such as Connecticut Water and Maine Water to reflect the impact of regulatory decisions in their financial statements.  The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which costs would be charged to expense by an unregulated enterprise.  The balance sheet includes regulatory assets and liabilities as appropriate, primarily related to income taxes, post-retirement benefit costs and deferred revenues associated with the WRA.  The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FASB ASC 980.

Revenue Recognition – The Company’s accounting policies regarding revenue recognition by segment are as follows:

Water Activities – Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as certain public and private fire protection customers who are billed monthly.  Most customers, except fire protection customers, are metered.  Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and are earned when water is delivered.  Public fire protection revenues are based on the length of the water main, and number of hydrants in service and are earned on a monthly basis.  Private fire protection charges are based on the diameter of the connection to the water main.  Our Regulated Companies accrue an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter, which is reflected as Accrued Unbilled Revenues in the accompanying balance sheets. Beginning in 2013, Connecticut Water has begun to book deferred revenue to represent under collection from customers based upon allowed revenues as approved by PURA.

Real Estate Transactions – Revenues are recorded when a sale or other transaction has been completed and title to the real estate has been transferred. Upon completion of any real estate transaction, the Company no longer has any continuing involvement in the property. Net income from the Real Estate Transactions segment is shown net in the "Other Income (Deductions), Net of Taxes" portion of the Company's Consolidated Statements of Net Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in the Note 14, "Segment Reporting" in the Company's Notes to the Consolidated Financial Statements.

Services and Rentals – Revenues are recorded when the Company has delivered the services called for by contractual obligation. Net income from the Services and Rentals segment is shown net in the "Other Income (Deductions), Net of Taxes" portion of the Company's Consolidated Statements of Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in the Note 14, "Segment Reporting" in the Company's Notes to the Consolidated Financial Statements.

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

The Company computes deferred tax liabilities for all temporary book-tax differences using the liability method prescribed in FASB ASC 740 “Income Taxes” (“FASB ASC 740”).  Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities.  Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements.  Deferred tax liabilities that have not been reflected in tax expense due to regulatory treatment are reflected as Unfunded Future Income Taxes, and are expected to be recoverable in future years’ rates.

The Company believes that deferred income tax assets, net of provisions, will be realized in the future. The majority of unfunded future income taxes, prior to 2013, relate to deferred state income taxes regarding book to tax depreciation differences. Beginning in 2013, basis differences resulting from the repair tax deduction contribute to the change in unfunded income taxes.

Deferred Federal and State Income Taxes include amounts that have been provided for accelerated depreciation subsequent to 1981, as required by federal income tax regulations, as well as the basis differences associated with expenditures qualifying for repair tax deduction as clarified by the IRS in regulations issued in 2013. Deferred taxes have also been provided for temporary differences in the recognition of certain expenses for tax and financial statement purposes as allowed by regulatory ratemaking policies.

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

The discount rate assumption we use to value our pension and postretirement benefit obligations has a material impact on the amount of expense we record in a given period.  Our 2013 and 2012 pension expense was calculated using assumed discount rates of 4.05% and 4.60%, respectively. Our 2013 and 2012 post-retirement welfare expense was calculated using assumed discount rates of 3.80% and 4.40%, respectively.  In 2014, our pension and postretirement welfare expense will be calculated using assumed discount rates of 4.90% and 4.80%, respectively.  The following table shows how much a one percent change in our assumed discount rate would have changed our reported 2013 pension and postretirement expense:

	Increase (Decrease) in Pension Expense	Increase (Decrease) in Postretirement Expense
1% Increase in the discount rate	$(1,100,000)	$(219,000)
1% Decrease in the discount rate	$1,346,000	$264,000

Other assumptions that affect the costs associated with our benefit plans include the assumed rate of return on plan assets and the expected rate of compensation increase.  The Company has assumed an 7.25% return on plan investments for 2013 and 2012, and a 3.50% rate of compensation increase for our pension and post-retirement welfare plans, in 2013 and 2012.  The assumed health care trend rate was 9.5% and 10% at December 31, 2013 and 2012, respectively.

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

In performing the annual goodwill impairment test, for purposes of the step one analysis, the Company bases the determination of the fair value of its reporting unit on the income approach, which estimates the fair value based on discounted future cash flows. Based on our comparison of the estimated fair value of the Water Activities reporting unit to its respective carrying amount, the impairment test performed in 2013 concluded that the estimated fair value of the Water Activities reporting unit, which has goodwill recorded, exceeded the reporting unit’s carrying amount by at least 21% as of December 31, 2013, indicating that none of our goodwill was impaired.

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

Outlook

The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.  The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at current or lower levels, customer growth in the Company’s core regulated water utility businesses, growth in revenues attributable to non-water sales operations, availability and desirability of land no longer needed for water delivery for land sales, the outcome of the review of the Company's Connecticut state tax filings by the Connecticut Department of Revenue Services, and the timing and adequacy of rate relief when requested, from time to time, by our Regulated Companies.

The Company believes that the factors described above and those described in detail below under the heading “Commitments and Contingencies” may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2014 and beyond.  Please also review carefully the risks and uncertainties described in Item 1A – Risk Factors and those described above under the heading “Special Note Regarding Forward Looking Statements”.

The Company expects Net Income from its Water Activities segment to increase in 2014 over 2013 levels, primarily due to revenue increases due to expected rate increases and the utilization of WISC in Maine and WICA in Connecticut, along with modest growth in its Services and Rentals segment.  During 2014 and subsequent years, the ability of the Company to maintain and increase its Net Income will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the section entitled “Commitments and Contingencies” and the risks and uncertainties described in the “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors”.

FINANCIAL CONDITION
Liquidity and Capital Resources

The Company is not aware of any demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

On June 30, 2009, the Company entered into a $15 million line of credit agreement with CoBank, ACB, which was amended in May 2010, July 2011 and September 2012 and is currently scheduled to mature on July 1, 2015.  On October 12, 2012, the Company increased an additional line of credit from $15 million to $20 million. The Company has subsequently extended this line of credit's expiration date to June 30, 2015.  On June 30, 2013, the Company allowed BSWC's $2.25 million line of credit to expire. As of December 31, 2013 the total lines of credit available to the Company was $35 million.  At December 31, 2013, the Company did not have any outstanding Interim Bank Loans Payable. Interim Bank Loans Payable at December 31, 2012 was approximately $1.7 million and represents the outstanding aggregate balances on these lines of credit.  As of December 31, 2013, the Company had $35 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

At December 31, 2012, the weighted average interest rates on these short-term borrowings outstanding was 2.04%.

On January 1, 2012, the Company and CoBank entered into an amendment to the CoBank Agreement (the “Amendment”) and two additional Promissory Note and Single Advance Term Loan Supplements providing for two additional Term Loans to the Company (the “Term Loan Notes and Supplements”).  Under the terms of the Amendment and the Term Loan Notes and Supplements, on January 3, 2012 the Company borrowed from CoBank, in the aggregate, an additional $36.1 million of an available $40 million to be applied to the Company’s acquisition of the issued and outstanding capital stock of Aqua Maine, Inc. from Aqua America, Inc., as more fully described in Note 15, "Acquisitions", in Part IV, Item15 for more information.

Under one Term Loan Note and Supplement, CoBank loaned the Company $18.0 million, which Term Loan shall be repaid by the Company in 60 equal quarterly installments of principal and interest over a 15-year amortizing term, with the first installment paid on April 20, 2012 and the last installment due on January 20, 2027.  Under the other Term Loan Note and Supplement, as amended in September 2012, CoBank loaned the Company $18.1 million, which Term Loan shall be repaid by the Company in quarterly interest payments and repayment of the principal balance in full on the earlier of January 2, 2014 or upon the Company raising equity capital, in the aggregate, up to the outstanding amount owed under the second Term Note and Supplement. On December 18, 2012, the Company issued approximately 1.7 million shares of common stock and used a portion of the proceeds to pay off the second Term Note. See "December 2012 Equity Issuance" below for more detail.

Under the initial Promissory Note and each of the Term Loan Notes and Supplements, the Company pays interest on any Loans made by CoBank in accordance with one or more of the following interest rate options, as selected periodically by the Company: (1) at a weekly quoted variable rate, a rate per annum equal to the rate of interest established by CoBank on the first business day of each week; (2) at a fixed rate per annum to be quoted by CoBank in its sole discretion in each instance for periods of 180 days or more; or (3) at a fixed rate per annum equal to LIBOR plus 1.75% for 1, 2, 3, 6, 9 or 12 month interest periods.  Interest shall be calculated on the actual number of days each Loan is outstanding on the basis of a year consisting of 360 days.

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

On December 7, 2012, Maine Water entered into an amended and restated Master Loan Agreement with CoBank (the "MLA"), pursuant to which CoBank loaned Maine Water $1,965,000, which proceeds were used by Maine Water to reimburse itself for the repayment in full on November 29, 2012 of all principal, accrued interest, premiums, surcharges and other amounts owed by Maine Water pursuant to its long-term bonds previously issued in 1999.

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

On June 3, 2013, Maine Water completed the issuance of $1,409,888 aggregate principal amount of its First Mortgage Bonds, Series V, 1.0% due April 1, 2033 (the “Series V Bonds”). The Series V Bonds were issued by Maine Water to the Maine Municipal Bond Bank (the “Bank”) and the proceeds of the issuance were loaned (the “MMBB Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of June 3, 2013. The proceeds of the MMBB Loan will be used by Maine Water to fund various water facilities projects.

Capital Budget

In 2013, the Company spent $32.7 million on capital projects.  The Company used a combination of its internally generated funds and the December 2011 long term debt issuance to fund this construction budget.  On December 20, 2011, Connecticut Water completed the issuance of $22,050,000 aggregate principal amount of 5.00% fixed rate Water Facilities Revenue Bonds – Series 2011A with a maturity date of December 1, 2021 (the “Series 2011A Bonds”).  The Series 2011A Bonds are tax-exempt notes and were issued by Connecticut Innovations, Inc., formerly known as Connecticut Development Authority, (“CII”).  The proceeds of issuance were loaned to Connecticut Water to be used by Connecticut Water to fund various water facilities projects.  The Series 2011A Bonds were issued under a Bond Purchase Agreement, a Loan Agreement and an Indenture.  Both of the Loan Agreement and the Indenture for the Series 2011A Bonds contain provisions that provide for the acceleration of the indebtedness upon the occurrence of an event of default (as defined in the Loan Agreement).  The Company received approximately $24,000,000 in cash in exchange for the issuance of bonds with an aggregate principal amount of $22,050,000 for a 10-year term and a 5% coupon. The Company expects to use the remaining funds from this debt issuance by December 2014.

December 2012 Equity Issuance

The Company issued 1,696,250 shares of Common Stock on December 18, 2012 at a price to the public of $29.25 per share, generating gross proceeds of $49.6 million and net proceeds of $47.5 million. Wells Fargo Securities served as sole book-runner for the offering. The offering was made pursuant to a “shelf” registration statement (including a prospectus) previously filed with and declared effective by the Securities and Exchange Commission in July 2012. The Company used the net proceeds to pay down approximately $21.0 million of interim bank loans payable and approximately $18.0 million of debt issued to acquire Maine Water. Additionally, the Company used the remaining proceeds for capital expenditures and other general corporate purposes since the Company has a target capital structure that is equally balanced with equity and debt. This equity issuance has brought the Company closer to that target structure.

The following table shows the total construction expenditures excluding non-cash contributed utility plant for each of the last three years and what we expect to invest on construction projects in 2014.

	Gross Construction Expenditures	Construction Funded by Developers & Others	Construction Funded by Company
2013	$33,669,000	$952,000	$32,717,000
2012	$25,933,000	$1,280,000	$24,653,000
2011	$24,012,000	$1,154,000	$22,858,000
2014 (Projected)	$45,600,000	**	$45,600,000

** – The Company cannot predict the amount of construction funded by others.

Credit Rating

On January 17, 2014, Standard and Poor's Ratings Services ("S&P") affirmed its 'A' corporate credit rating on the Company. Additionally, S&P revised the Company’s ratings outlook from negative to stable.  The stable outlook recognizes improvements in financial measures achieved through a combination of recovery of investments (including infrastructure surcharges in both Connecticut and Maine and the WRA in Connecticut) as well as a reduction in our debt to equity ratio through the issuance of equity in December 2012 and the repayment of debt.

Stock Plans

The Company offers a dividend reinvestment and common stock purchase plan ("DRIP") to all registered shareholders, customers and employees of our Regulated Companies, whereby participants can elect to have cash dividends directly reinvested into additional shares of the Company’s common stock.  During the years ended December 31, 2013 and 2012, participants reinvested $1,629,000 and $1,486,000, respectively, as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003.  During the year ended December 31, 2013, 7,744 options were exercised resulting in approximately $225,000 in proceeds to the Company.  During the year ended December 31, 2012, 23,235 options were exercised resulting in approximately $631,000 in proceeds to the Company.  For the same period in 2011, 5,671 options were exercised resulting in approximately $146,000 in proceeds to the Company.

Construction Expenditures

During 2013, the Company incurred approximately $33.7 million of construction expenditures, including approximately $952,000 funded by developers and others.  The Company financed the expenditures through internally generated funds, long-term debt issuances, proceeds from its dividend reinvestment plan, customers’ advances, contributions in aid of construction and short-term borrowings.

Our Board of Directors has approved a $45.6 million construction budget for 2014, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will use a combination of its internally generated funds and borrowing under its available lines of credit.

As the Company looks forward to 2014 and 2015, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery of these costs through periodic WICA and WISC applications.  The total cost of that investment may exceed the amount of internally generated funds.  The Company expects to rely upon its internally generated funds and short-term borrowing facilities, to the extent required to meet any shortfall, over the next 12-24 months.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related persons.

The following table summarizes the Company’s future contractual cash obligations as of December 31, 2013:

Payments due by Periods
(in thousands)
Contractual Obligations	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	More than 5 years
Long-Term Debt (LTD)	$176,426	$4,120	$4,970	$9,531	$157,805
Interest on LTD	91,366	7,322	13,991	13,328	56,725
Operating Lease Obligations	133	103	17	10	3
Purchase Obligations (1) (2) (3) (4)	95,957	1,518	3,051	3,117	88,271
Long-Term Compensation Agreements (5)	48,519	4,256	7,675	7,641	28,947
Total (6) (7)	$412,401	$17,319	$29,704	$33,627	$331,751

1.
The Connecticut Water Company (“CWC”) has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed on May 13, 2005 and will remain in effect for a minimum of ten (10) years from that date. CWC will pay RWA$75,000 per year, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million (1,000,000) gallons of water per day at the then current wholesale rates per the agreement.

2.
Connecticut Water Company has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty (50) years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service.

3.	Connecticut Water Company has an agreement with Avon Water (“Avon”) to purchase water from Avon. The agreement became effective on October 3, 2008 and has a term of 10 years.

4.
Connecticut Water Company has a 99 year lease with 19 Perry Street (“Perry Street”) to obtain well water for its public water supply system. The agreement became effective in 1975 and is based on current water rates in effect each year.

5.	Pension and post retirement contributions cannot be reasonably estimated beyond 2014 and may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.

6.
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

7.	We intend to fund these contractual obligations with cash flows from operations and liquidity sources held by or available to us.

RESULTS OF OPERATIONS

Overview of 2013 Results from Operations

Net Income for 2013 was $18,269,000, or $1.68 basic earnings per share, an increase of $4,629,000, or $0.13 basic earnings per share, compared to 2012.  The increase in earnings was principally due to higher net income in our Water Activities due to the implementation of the WRA, the impact of the adoption of the IRS' tangible property regulations and lower interest expense.  Changes in net income for our segments were as follows (in thousands):

Business Segment	2013 Net Income (Loss)	2012 Net Income	Increase (Decrease)
Water Activities	$16,793	$11,265	$5,528
Real Estate	(7)	951	(958)
Services and Rentals	1,483	1,424	59
Total	$18,269	$13,640	$4,629

Water Activities

The increase in net income from Water Activities for 2013 over 2012 was $5,528,000 or 49%.  A breakdown of the components of this increase, including and excluding the impact of the BSWC acquisition, was as follows (in thousands):

	Actual 2013	Actual 2012	Actual Increase (Decrease)	BSWC 2013 increase over 2012	Adjusted Increase / (Decrease)
Operating Revenues	$91,481	$83,838	$7,643	$3,983	$3,660
Operation and Maintenance	44,564	40,326	4,238	3,159	1,079
Depreciation	10,792	9,782	1,010	640	370
Income Taxes	5,944	6,422	(478)	(124)	(354)
Taxes Other than Income Taxes	8,188	7,699	489	407	82
Other Utility Income	856	812	44	—	44
Other (Deductions) Income	(292)	(813)	521	2	519
Interest and Debt Expense (net of AFUDC)	5,764	8,343	(2,579)	185	(2,764)
Total Net Income from Water Activities	$16,793	$11,265	$5,528	$(282)	$5,810

Revenue from our water customers increased by $7,643,000, or 9.1%, to $91,481,000 for the year ended December 31, 2013 when compared to the same period in 2012.  The primary reasons for the increase in revenues was the added revenues associated with the acquisition of BSWC and the implementation of the WRA which contributed $3,983,000 and $3,298,000 of incremental revenue during the year ended December 31, 2013, respectively. Excluding those additional revenues, the Company saw an increase of $362,000, or 0.4%, for the year ended December 31, 2013. The primary drivers of higher revenues were the increased rates in 2013 associated with recurring WICA charges. The cumulative WICA surcharge effective at December 31, 2013 was 7.89% compared to 5.73% effective as of December 31, 2012.

Operation and Maintenance ("O&M") expense increased in 2013 by $4,238,000, or 10.5%, during the year ended December 31, 2013 when compared to the same period in 2012 primarily due to the acquisition of BSWC which contributed $3,159,000 of incremental O&M expense. The following table presents the components of O&M expense both including and excluding BSWC (in thousands):

Expense Components	Actual 2013	Actual 2012	Actual Increase (Decrease)	BSWC 2013 increase over 2012	Adjusted Increase / (Decrease)
Maintenance	$3,393	$2,781	$612	$209	$403
Pension	4,081	3,683	398	109	289
Customer	1,614	1,217	397	160	237
Outside services	2,131	1,531	600	376	224
Property and liability insurance	1,203	1,020	183	34	149
Medical	3,090	2,453	637	520	117
Investor relations	713	615	98	—	98
Purchased water	1,439	1,398	41	4	37
Other benefits	1,210	1,260	(50)	—	(50)
Post-retirement medical	741	851	(110)	—	(110)
Payroll	14,323	13,466	857	972	(115)
Water treatment (including chemicals)	2,913	2,772	141	270	(129)
Amston Lake water quality monitoring costs (non-labor)	—	139	(139)	—	(139)
Utility costs	3,684	3,605	79	242	(163)
Other	4,029	3,535	494	263	231
Total	$44,564	$40,326	$4,238	$3,159	$1,079

The increase in O&M expenses excluding the incremental expense as a result of the acquisition of BSWC, was approximately $1,079,000, or approximately 2.7%, in 2013 when compared to the same period in 2012.  The changes in individual items, excluding the impact of BSWC, are described below:

▪	Maintenance expense increase primarily due to work done at water treatment and well sites;

▪	Pension costs increased over the prior year primarily due to a reduction to the discount rate used in determining the 2013 expense;

▪
The increase in Customer costs was primarily attributable to an increase in costs associated with uncollectible accounts. This increase was partially offset by a reduction in costs associated with customer communications as the Company has implemented a process to directly reach customers with targeted information on their regular bills, which reduced the need for special inserts and one-off mailings;

▪	Outside services increased primarily due to an increase in auditing costs associated with the transition of auditing firms during 2013; and

▪	Medical costs increased primarily due to an increase in claims.

The increases detailed above were offset by the following decreases to O&M expense:

▪	Utility costs decreased primarily due to increased efficiency at our locations after conducting energy audits;

▪
During the first quarter of 2012, the Company received notification of elevated copper levels observed in the homes of certain customers in our Amston Lake system.  As a result, Connecticut Water incurred costs associated with the monitoring of water sources and customer homes; and

▪
Water treatment costs decreased primarily due to decrease in chemical costs as the Company has implemented new procurement techniques to reduce the costs of certain chemicals used at treatment plants and well sites.

The Company’s Depreciation expense increased $1,010,000, or 10.3%, from 2012 to 2013.  Excluding the impact of the acquisitions of Maine Water and BSWC, the increase in depreciation expense was $370,000, or 3.8%. The primary driver of the increase in Depreciation expense was a higher Utility Plant balance in 2013.

Income Tax expense associated with Water Activities decreased by $478,000 in the year ended December 31, 2013 when compared to the same period in 2012 due to a lower effective tax rate. Excluding the impact of BSWC, Income Tax expense decreased by

$354,000. The Company's effective tax rate decreased from 35.0% to 28.0% in the year ended December 31, 2013. The reserve made for the fixed capital credits and the adoption of the tangible property regulations offset the return to accrual for the 2012 tax return. The inclusion of an estimate of the 2013 repair deduction in the current year provision led to the decrease in the overall effective tax rate in 2013.

Total Interest and Debt Expense, net of AFUDC decreased by $2,579,000 in the year ended December 31, 2013 when compared to the same period in 2012. Excluding the impact of BSWC, Interest and Debt Expense decreased by $2,764,000. The primary driver of this decrease was due to an increase in the patronage income from one of our banking partners and a decrease in Interest on Long-Term Debt due to the refinancing of approximately $54.6 million in long-term debt in the fourth quarter of 2012 and approximately $14.6 million in long-term debt in the first quarter of 2013 and the repayment of approximately $18.0 million in debt used to acquire Maine Water in 2012.

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

During the year ended December 31, 2013, the Company sold a small piece of property that resulted in a loss of approximately $5,000. Additionally, the Company made minor adjustments to tax accounts generating an additional $2,000 loss.

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

Revenue from our water customers increased by $14,436,000, or 20.8%, to $83,838,000 for the year ended December 31, 2012 when compared to the same period in 2011.  The primary reasons for the increase in revenues was the added revenues associated with the acquisitions of Maine Water and BSWC which contributed $11,502,000 of revenue during the year ended December 31, 2012. Excluding those additional revenues, the Company saw an increase of $2,934,000, or 4.2%, for the year ended December 31, 2012. The primary drivers of higher revenues were the increased rates in 2012 associated with recurring WICA charges and an increase in customer late payment charges. The cumulative WICA surcharge effective at December 31, 2012 was 5.73% compared to 3.09% effective as of December 31, 2011.

Operation and Maintenance ("O&M") expense increased in 2012 by $7,664,000, or 23.5%, during the year ended December 31, 2012 when compared to the same period in 2011 primarily due to the acquisitions of Maine Water and BSWC which contributed $5,431,000 of incremental O&M expense. The following table presents the components of O&M expense both including and excluding Maine Water and BSWC (in thousands):

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

▪
The decrease in Customer costs was primarily driven by the reduction in bad debt expense in the year ended December 31, 2012 compared to the same period of 2011 due to the progress made in resolving issues related to the 2010 ERP implementation.  Partially offsetting this decrease was an increase in collection costs; and

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

Income Tax expense associated with Water Activities decreased by $544,000 in the year ended December 31, 2012 when compared to the same period in 2011 due to a lower effective tax rate. Excluding the impact of Maine Water and BSWC, Income Tax expense decreased by $1,577,000. The primary driver of the lower effective income tax rate was the flow-through benefit associated with the 2012 refinancing of $54.6 million of long-term debt.

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

COMMITMENTS AND CONTINGENCIES

Water Supply – Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed on May 13, 2005 and will remain in effect for a minimum of 10 years from that date. Connecticut Water will pay RWA$75,000 per year, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million (1,000,000) gallons of water per day at the then current wholesale rates per the agreement. Connecticut Water has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty (50) years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water agrees to purchase 283 million (283,000,000) gallons of water annually from MDC. Connecticut Water has an agreement with Avon Water (“Avon”) to purchase twelve million (12,000,000) gallons per year from Avon. The agreement became effective on October 3, 2008 and has a term of 10 years. Connecticut Water has a 99 year lease with 19 Perry Street (“Perry Street”) to obtain well water for its public water supply system. The agreement became effective in 1975 and is based on current water rates in effect each year. There is no limitation on the amount of water that can be withdrawn from the leased property. Maine Water has an agreement with the Kenebec Water District (“Kenebec”) for potable water service. The agreement became effective November 7, 2010 and has a term of 5 years. Maine Water guarantees a minimum consumption of 63.5 million gallons of water annually. Water sales to Maine Water are billed at a flat rate per gallon plus the monthly minimum tariff rate for a 4-inch metered service. During 2013, the Company spent $1,152,000 on these agreements.

Security – Investment in security-related, including "cyber security", improvements is a continuing process and management believes that the costs associated with any such improvements will be eligible for recovery in future rate proceedings.

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

Reviews by Taxing Authorities – On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed during the fourth quarter of 2013. The Company has provided requested information to the taxing authorities and is currently awaiting further correspondence. The Company is also aware that certain of its peers have been challenged on certain tax credits associated with fixed capital investment and believes that this may be a focus of the State's review. While the Company firmly believes that all fixed capital investment credits are appropriate and conservatively measured, the Company believes, based on recent activities by taxing authorities, that it is more likely than not that the Company's fixed capital investment credits claimed in prior years may be challenged and ultimately disallowed. Therefore, as required by FASB ASC 740, during the year ended December 31, 2013, the Company recorded a provision of $2.0 million, or 100% of the credits recorded for transmission and distribution projects that would be subject to disallowance.

On the 2012 tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the Internal Revenue Services' temporary tangible property regulations. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the Internal Revenue Service that its Federal tax filing for the 2012 tax year will be reviewed in the first quarter of 2014. While the Company believes that the deduction taken on its tax return is appropriate, the methodology for determining the deduction could be challenged by the taxing authorities. Therefore, as required by FASB ASC 740, during the year ended December 31, 2013, the Company recorded a provision of $2.6 million for a portion of the benefit that is not being returned to customers.

The Company remains subject to examination by federal authorities for the 2010 through 2012, and the state authorities for the 2009 through 2012 tax years.

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

Rate Relief – Connecticut Water is a regulated public utility, which provides water services to its customers.  The rates that regulated companies charge their water customers are subject to the jurisdiction of the regulatory authority of the PURA.  Connecticut Water’s allowed rate of return on equity and return on rate base are currently 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2013 were 10.00% and 8.31%, respectively.  BSWC’s allowed return on equity, as of December 31, 2013 was 10.00%.

In 2007, the State of Connecticut adopted legislation which permits regulated water companies to recapture money spent on eligible infrastructure improvements without a full rate case proceeding.  The PURA may authorize regulated water companies to use a rate adjustment mechanism, such as a Water Infrastructure and Conservation Adjustment (WICA), for eligible projects completed and in service for the benefit of the customers.  Regulated water companies may only charge customers such an adjustment to the extent allowed by the PURA based on a water company’s infrastructure assessment report, as approved by the PURA and upon semiannual filings which reflect plant additions consistent with such report. Similarly, during 2013, the Maine Legislature has enacted a law that will allow Maine Water and BSWC for expedited recovery of investments in water systems infrastructure replacement, both treatment and distribution, through a Water Infrastructure Surcharge (WISC), similar to WICA in Connecticut. Maine Water's first WISC surcharge has been approved and is effective as of February 1, 2014.

Land Dispositions – The Company and its subsidiaries own additional parcels of land in Connecticut and Maine, which may be suitable in the future for disposition or for further protection through conservation easements, through sale or by donation to municipalities, other local governments or private charitable entities such as local land trusts.  In Connecticut, these additional parcels would include certain Class I and II parcels previously identified for long term conservation by the Connecticut Department of Energy and Environmental Protection (DEEP), which have restrictions on development and resale based on provisions of the Connecticut General Statutes.  In Maine, these parcels include primarily company-owned land used for water supply protection, and a permanent conservation easement may be appropriate for some parcels to ensure the permanent protection of the watersheds, while balancing the appropriate community and recreational use of the land.

Capital Expenditures – The Company has received approval from its Board of Directors to spend $45.6 million on capital expenditures in 2014, in part due to increased spending primarily for infrastructure improvements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary market risk faced by the Company is interest rate risk.  As of December 31, 2013, the Company had no exposure to derivative financial instruments or financial instruments with significant credit risk or off-balance-sheet risks.  In addition, the Company is not subject in any material respect to any currency or other commodity risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries. On June 30, 2009, the Company entered into a $15 million line of credit agreement with CoBank, ACB, which was amended in May 2010, July 2011 and September 2012 and is currently scheduled to mature on July 1, 2015. On October 12, 2012, the Company increased an additional line of credit from $15 million to $20 million. The Company has subsequently extended this line of credit's expiration date to June 30, 2015. On June 30, 2013, the Company allowed BSWC's $2.25 million line of credit to expire. As of December 31, 2013 the total lines of credit available to the Company was $35 million. At December 31, 2013, the Company did not have any outstanding Interim Bank Loans Payable. Interim Bank Loans Payable at December 31, 2012 was approximately $1.7 million and represents the outstanding aggregate balances on these lines of credit. As of December 31, 2013, the Company had $35 million in unused lines of credit. Interest expense charged on interim bank loans will fluctuate based on market interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Connecticut Water Service, Inc., and the Notes to Consolidated Financial Statements together with the reports of ParenteBeard LLC and PricewaterhouseCoopers LLP, independent registered public accounting firms are included herein on pages 47 through 84.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of December 31, 2013, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  We have used the criteria established in Internal Control – Integrated Framework (1992 Edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in conducting our evaluation of the effectiveness of the internal control over financial reporting. Based on our evaluation, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by ParenteBeard LLC, an independent registered public accounting firm, as stated in their report which appears herein.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Connecticut Water Service, Inc.

We have audited Connecticut Water Service, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Connecticut Water Service, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Connecticut Water Service, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and related consolidated statements of income, comprehensive income and cash flows of Connecticut Water Service, Inc., as well as the financial statement schedule listed in the accompanying index, and our report dated March 17, 2014 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Philadelphia, Pennsylvania
March 17, 2014

ITEM 9B.  OTHER INFORMATION

None

PART III

Pursuant to General Instruction G(3), the information called for by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed in EDGAR on or about March 29, 2014.  Certain information concerning the executive officers of the Company is included in Item 1 of this report.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1	Financial Statements:
			Page
		Index to Consolidated Financial Statements and Schedule	46
		Reports of Independent Registered Public Accounting Firms	47
		Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011	49
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	49
		Consolidated Balance Sheets at December 31, 2013 and 2012	50
		Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	51
		Notes to Consolidated Financial Statements	52
	2	Financial Statement Schedule:
		The following schedule of the Company is included on the attached page as indicated
		Schedule II Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2013, 2012 and 2011	91

All other schedules provided for in the applicable regulations of the Securities and Exchange Commission have been omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements or notes thereto.

(b)		Exhibits
		Exhibits for Connecticut Water Service Inc., are in the Index to Exhibits	85

Exhibits heretofore filed with the Securities and Exchange Commission as indicated below are incorporated herein by reference and made a part hereof as if filed herewith.  Exhibits marked by asterisk (* or **) are being filed or furnished herewith.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Connecticut Water Service, Inc.

We have audited the accompanying consolidated balance sheet of Connecticut Water Service, Inc. (the “Company”) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respect, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Connecticut Water Service, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 17, 2014 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Philadelphia, Pennsylvania
March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:

In our opinion, the consolidated balance sheets, consolidated statements of income, comprehensive income and cash flows present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. and its subsidiaries at December 31, 2012 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2012 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 18, 2013

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, (in thousands, except per share data)	2013	2012	2011
Operating Revenues	$91,481	$83,838	$69,402
Operating Expenses
Operation and Maintenance	44,564	40,326	32,662
Depreciation	10,792	9,782	7,773
Income Taxes	5,944	6,422	6,966
Taxes Other Than Income Taxes	8,188	7,699	6,441
Total Operating Expenses	69,488	64,229	53,842
Net Operating Revenues	21,993	19,609	15,560
Other Utility Income, Net of Taxes	856	812	847
Total Utility Operating Income	22,849	20,421	16,407
Other Income (Deductions), Net of Taxes
(Loss) Gain on Real Estate Transactions	(7)	951	176
Non-Water Sales Earnings	1,483	1,424	1,001
Allowance for Funds Used During Construction	366	238	188
Other	(292)	(813)	(798)
Total Other Income, Net of Taxes	1,550	1,800	567
Interest and Debt Expenses
Interest on Long-Term Debt	7,200	7,612	4,602
Other Interest (Income) Charges, Net	(913)	575	651
Amortization of Debt Expense and Premium, Net	(157)	394	421
Total Interest and Debt Expenses	6,130	8,581	5,674
Net Income	18,269	13,640	11,300
Preferred Stock Dividend Requirement	38	38	38
Total Net Income Applicable to Common Stock	$18,231	$13,602	$11,262
Weighted Average Common Shares Outstanding:
Basic	10,827	8,763	8,610
Diluted	10,996	8,900	8,720
Earnings Per Common Share:
Basic	$1.68	$1.55	$1.31
Diluted	$1.66	$1.53	$1.29
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, (in thousands)	2013	2012	2011

Net Income	$18,269	$13,640	$11,300
Other Comprehensive Income (Loss), net of tax
Qualified cash flow hedging instrument net of tax benefit of $12, $1 and $1
in 2013, 2012, and 2011, respectively	41	3	3
Adjustment to post-retirement benefit plans, net of tax (expense)
benefit of $(398), $389, and $231 in 2013, 2012 and 2011, respectively	982	(566)	(361)
Unrealized Investment gain (loss), net of tax (expense) benefit of $(119),
$(40) and $20 in 2013, 2012 and 2011, respectively	190	60	(31)
Other Comprehensive Income/(Loss), net of tax	$1,213	$(503)	$(389)
Comprehensive Income	$19,482	$13,137	$10,911

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED BALANCE SHEETS
December 31, (in thousands, except share amounts)	2013	2012
ASSETS
Utility Plant	$639,704	$611,787
Construction Work in Progress	12,066	7,734
	651,770	619,521
Accumulated Provision for Depreciation	(179,894)	(171,610)
Net Utility Plant	471,876	447,911
Other Property and Investments	7,388	6,394
Cash and Cash Equivalents	18,371	13,150
Accounts Receivable (Less Allowance, 2013 - $1,127; 2012 - $1,058)	12,340	11,526
Accrued Unbilled Revenues	7,624	7,233
Materials and Supplies, at Average Cost	1,633	1,629
Prepayments and Other Current Assets	6,928	2,824
Total Current Assets	46,896	36,362
Restricted Cash	5,777	9,820
Unamortized Debt Issuance Expense	6,841	7,411
Unrecovered Income Taxes - Regulatory Asset	47,135	9,871
Pension Benefits - Regulatory Asset	3,085	18,319
Post-Retirement Benefits Other Than Pension - Regulatory Asset	1,288	3,022
Goodwill	31,685	31,685
Deferred Charges and Other Costs	8,840	8,180
Total Regulatory and Other Long-Term Assets	104,651	88,308
Total Assets	$630,811	$578,975
CAPITALIZATION AND LIABILITIES
Common Stockholders' Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2013 - 11,038,232; 2012 - 10,939,486	$138,591	$134,873
Retained Earnings	59,277	51,804
Accumulated Other Comprehensive Loss	(115)	(1,328)
Common Stockholders' Equity	197,753	185,349
Preferred Stock	772	772
Long-Term Debt	175,042	178,475
Total Capitalization	373,567	364,596
Current Portion of Long-Term Debt	4,121	1,304
Interim Bank Loans Payable	—	1,660
Accounts Payable and Accrued Expenses	10,846	10,016
Accrued Interest	753	889
Current Portion of Refund to Customers - Regulatory Liability	4,650	—
Other Current Liabilities	2,359	2,008
Total Current Liabilities	22,729	15,877
Advances for Construction	28,718	31,030
Deferred Federal and State Income Taxes	47,470	40,869
Unfunded Future Income Taxes	46,723	8,992
Long-Term Compensation Arrangements	20,651	36,430
Unamortized Investment Tax Credits	1,414	1,490
Refund to Customers - Regulatory Liability	7,749	—
Other Long-Term Liabilities	1,018	2,319
Total Long-Term Liabilities	153,743	121,130
Contributions in Aid of Construction	80,772	77,372
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$630,811	$578,975
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, (in thousands)	2013	2012	2011
Operating Activities:
Net Income	$18,269	$13,640	$11,300
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Deferred Revenues	(3,059)	239	239
Provision for Deferred Income Taxes and Investment Tax Credits, Net	7,386	(826)	2,164
Allowance for Funds Used During Construction	(366)	(239)	(188)
Depreciation and Amortization (including $348 in 2013, $664 in 2012, and $1,233 in 2011 charged to other accounts)	11,140	10,446	9,006
Loss (Gain) on Sale of Land	7	(951)	(176)
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues	(1,205)	(1,333)	1,566
(Increase) Decrease in Other Current Assets	(4,321)	(24)	40
Decrease in Other Non-Current Items, net	11,985	5,251	2,260
Increase in Accounts Payable, Accrued Expenses and Other Current Liabilities	4,514	166	138
Total Adjustments	26,081	12,729	15,049
Net Cash and Cash Equivalents Provided by Operating Activities	44,350	26,369	26,349
Investing Activities:
Additions to Utility Plant	(33,303)	(25,694)	(23,824)
Purchase of water systems, net of cash acquired	—	(35,754)	(216)
Proceeds on Real Estate Transactions	95	1,450	—
Release of Restricted Cash	5,457	6,117	1,226
Net Cash and Cash Equivalents Used in Investing Activities	(27,751)	(53,881)	(22,814)
Financing Activities:
Net Proceeds from Interim Bank Loans	—	1,660	21,372
Net Repayment of Interim Bank Loans	(1,660)	(21,372)	(26,342)
Repayment of Long-Term Debt Including Current Portion	(15,870)	(75,430)	(410)
Proceeds from Issuance of Long-Term Debt	14,550	92,840	8,061
Proceeds from Issuance of Common Stock	1,629	51,101	1,346
Proceeds from Exercise of Stock Options	225	631	146
Costs Incurred to Issue Long-Term Debt and Common Stock	(42)	(2,316)	(380)
Advances from Others for Construction	586	1,041	966
Cash Dividends Paid	(10,796)	(8,505)	(8,234)
Net Cash and Cash Equivalents Provided by (Used in) Financing Activities	(11,378)	39,650	(3,475)
Net Increase in Cash and Cash Equivalents	5,221	12,138	60
Cash and Cash Equivalents at Beginning of Year	13,150	1,012	952
Cash and Cash Equivalents at End of Year	$18,371	$13,150	$1,012
Non-Cash Investing and Financing Activities:
Stock for stock acquisition of Biddeford & Saco Water Company	$—	$12,012	$—
Non-Cash Contributed Utility Plant (see Note 1 for details)	$801	$1,089	$334
Short-term Investment of Bond Proceeds Held in Trust	$5,777	$9,820	$15,930
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$6,573	$8,488	$5,432
State and Federal Income Taxes	$3,600	$6,161	$5,347
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
The Biddeford & Saco Water Company (“BSWC”)
Chester Realty, Inc. (“Chester Realty”)
New England Water Utility Services, Inc. (“NEWUS”)
Barnstable Holding Company (“Barnstable Holding”)

On September 3, 2013, an application was filed with the Maine Public Utility Commission ("MPUC") to merge Maine Water and BSWC, with Maine Water as the surviving entity. This application was approved by the MPUC and, effective January 1, 2014, BSWC was merged into Maine Water.

As of December 31, 2013, Connecticut Water, Maine Water and BSWC were our regulated public water utility companies (collectively the “Regulated Companies”), which served 121,768 customers in 76 towns throughout Connecticut and Maine.

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

Certain reclassifications have been made to the Consolidated Statements of Other Comprehensive Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows to conform previously reported data to the current presentation.

PUBLIC UTILITY REGULATION – Connecticut Water is subject to regulation for rates and other matters by the Connecticut Public Utility Regulatory Authority (“PURA”) and follows accounting policies prescribed by the PURA.  Maine Water and BSWC are subject to regulation for rates and other matters by the MPUC. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which includes the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 980 “Regulated Operations” (“FASB ASC 980”).  FASB ASC 980 requires cost-based, rate-regulated enterprises, such as Connecticut Water, Maine Water and BSWC, to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets and liabilities that result when costs and benefits are allowed for ratemaking purposes in a period after the period in which the costs or benefits would be charged to expense by an unregulated enterprise.  The Consolidated Balance Sheets include regulatory assets and liabilities as appropriate, primarily related to income taxes, post-retirement benefit costs and deferred revenues associated with the Water Revenue Adjustment (WRA).  In accordance with FASB ASC 980, costs which benefit future periods, such as well development, are amortized over the periods they benefit. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FASB ASC 980.

CONNECTICUT WATER SERVICE, INC.

Regulatory assets and liabilities are comprised of the following:

(in thousands)	December 31,
	2013	2012
Assets:
Pension and postretirement benefits	$4,373	$21,341
Unrecovered income taxes	47,135	9,871
Deferred revenue (included in other current assets and deferred charges)	6,703	3,644
Other (included in other current assets and deferred charges)	3,901	3,151
Total regulatory assets	$62,112	$38,007
Liabilities:
Other (included in other current liabilities)	$602	$499
Unamortized Investment Tax Credits	1,414	1,490
Refunds to Customers (including current portion)	12,399	—
Unfunded future income taxes and other	47,755	11,215
Total regulatory liabilities	$62,170	$13,204

Pension and postretirement benefits include costs in excess of amounts funded.  The Company believes these costs will be recoverable in future years, through rates, as funding is required and has recorded regulatory assets for those costs.  The recovery period is dependent on contributions made to the plans and remaining life expectancy.

Certain items giving rise to deferred state income taxes, as well as a portion of deferred federal income taxes related primarily to differences between book and tax depreciation expense, are recognized for ratemaking purposes on a cash or flow-through basis and will be recovered in rates in future years as they reverse. In addition, basis differences resulting from the repair tax deduction adopted in 2013 contribute to the change in unfunded income taxes.

Deferred revenue represents a portion of the rate increase granted in Connecticut Water’s 2007 rate decision.  The regulator’s decision required the Company to defer for future collection, beginning in 2008, a portion of the increase. Additionally, revenue recorded under the water revenue adjustment mechanism, discussed below, is included in deferred revenue.

Regulatory liabilities include deferred investment tax credits and amounts to be refunded to customers as a result of the adoption of the tangible property regulations.  These liabilities will be given back to customers in rates as tax deductions occur in the future.

Regulatory Matters

The rates we charge our Connecticut water customers are established under the jurisdiction of and are approved by the PURA.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water’s allowed return on equity and return on rate base, effective as of December 31, 2013 were 9.75% and 7.32%, respectively.

On January 25, 2013, Connecticut Water filed a Water Infrastructure and Conservation Adjustment ("WICA") application with the PURA requesting an additional 1.08% surcharge to customer bills related to approximately $6.5 million spending on WICA projects. This application also reduced the surcharge by 0.09% for the prior year reconciliation adjustment which expired April 1, 2013.  On January 30, 2013, Connecticut Water filed for a 0.10% reconciliation adjustment for the 2012 shortfall in WICA, to become effective April 1, 2013.  On March 25, 2013, the PURA approved an additional 1.06% surcharge, effective April 1, 2013. Additionally, on March 27, 2013, the PURA approved a 0.10% reconciliation adjustment, effective April 1, 2013. As of April 1, 2013, Connecticut Water's cumulative WICA surcharge was 6.80%.

On July 25, 2013, Connecticut Water filed a WICA application with the PURA requesting an additional 1.09% surcharge to customers' bills, representing approximately $5.6 million in WICA related projects. On September 18, 2013 the PURA approved the 1.09% surcharge with the new rates becoming effective on October 1, 2013. As of October 1, 2013, the cumulative WICA surcharge was 7.89%.

On June 5, 2013, the Connecticut's General Assembly passed Public Act 13-78, "An Act Concerning Water Infrastructure and Conservation, Municipal Reporting Requirements and Unpaid Utility Accounts at Multi-Family Dwellings" (PA 13-78), which

CONNECTICUT WATER SERVICE, INC.

authorized the WRA to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, PA 13-78 raises the cap for WICA charges to 10%, from 7.5%, between general rate cases and expands the eligible projects to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

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

The Settlement Agreement contemplated that Connecticut Water would adopt regulations issued by the Internal Revenue Service ("IRS") that allowed the Company to adopt an alternative method for determining how expenditures related to tangible property can be treated for federal tax purposes for tax years beginning on or after January 1, 2012.  This tax accounting method change treated certain expenditures that the Company historically capitalized for tax purposes, as a deductible repair expense on its tax return.  The adoption of the tax accounting method change allowed Connecticut Water to record a favorable “catch up adjustment” on the Company's consolidated 2012 federal tax return which was filed in September 2013. The Company filed for a tax refund of approximately $13.6 million by carrying back the net operating loss generated from this adjustment.

The Settlement Agreement includes, as a result of negotiated compromise of the parties' respective positions, the following key elements related to the Connecticut Water Rate Reduction Plan:

1)    Connecticut Water crediting its water customers with the amount of the catch up adjustment plus the amount by which 2012 federal income taxes are reduced by the repair deduction (the deduction amount filed on the Company's 2012 federal tax return was approximately $45 million) that would offset an anticipated rate increase arising from the WRA authorized by the State of Connecticut in Public Act No. 13-78 with any associated change in rates to also be reflected on Connecticut Water customers' bills as of April 1, 2014;

2)    Resetting Connecticut Water's adjustment under Connecticut's WICA mechanism to zero by integrating the present WICA surcharge of 7.89% into Connecticut Water's base rates; and

3)    Connecticut Water agreeing not to file for a general rate increase (except under extraordinary circumstances outside Connecticut Water's control) for new rates to be effective any sooner than October 1, 2015.

In the Settlement Agreement, the parties also requested that PURA approve an accounting treatment for Connecticut Water to: 1) allow for the deferral of the tax refund described above and a credit of the tax benefit to customers over a proposed two-year period through a credit on water bills issued starting April 1, 2014 and 2) as discussed above, use the WRA to defer on the balance sheet as a regulatory asset or liability, for later collection from or crediting to customers of the amount by which actual revenues deviate from the revenues allowed in Connecticut Water's most recent general rate proceedings, including WICA proceedings. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs.

On August 30, 2013, the PURA issued a final decision approving the Settlement Agreement. Connecticut Water will begin to issue a credit on customers' bills of approximately 8.5% beginning April 1, 2014, related to the repair deduction. Additionally, Connecticut Water will begin adding an approximate 4.5% surcharge to customer bills related to the WRA for a net surcredit of approximately 4.0%.

Connecticut Water's allowed revenues for the year ended December 31, 2013, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, were approximately $76.0 million. Through normal billing and accrual of unbilled water usage for the year ended December 31, 2013 operating revenue for Connecticut Water would have been approximately $72.7 million had the WRA not been implemented effective January 1, 2013. As a result of the implementation of the WRA, Connecticut Water recorded $3.3 million in additional revenue for the year ended December 31, 2013, with a corresponding increase to "Prepayments and Other Current Assets" and "Deferred Charges and Other Costs" on the Consolidated Balance Sheets.

CONNECTICUT WATER SERVICE, INC.

The rates we charge our Maine water customers are established under the jurisdiction of and are approved by the MPUC.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2013 were 10.00% and 8.31%, respectively.  BSWC’s allowed return on equity, as of December 31, 2013, was 10.00%.

In April 2013, Maine Water filed for rate increases in three of its divisions, totaling approximately $94,000 in additional revenue, driven primarily by declining consumption and small expense increases. On July 9, 2013, the MPUC approved rate increases totaling $88,000 for these divisions, to be effective July 1, 2013. In June 2013, Maine Water filed for rate increases in three additional divisions, totaling approximately $554,000 in additional revenue, driven primarily by capital expenditures, declining consumption and small expense increases. Two of these cases were approved by the MPUC with additional annual revenue of $90,000 effective November 1, 2013. The remaining case, representing approximately $447,000 in additional revenue, is expected to be decided by the end of March 2014.

Effective June 2013, a Water Infrastructure Surcharge (“WISC”) is available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. Maine Water's first WISC surcharge has been approved and is effective as of February 1, 2014.

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

REVENUES – The Company’s accounting policies regarding revenue recognition by segment are as follows:

Water Activities – Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as certain public and private fire protection customers who are billed monthly.  Most customers, except fire protection customers, are metered.  Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and are earned when water is delivered.  Public fire protection revenues are based on the length of the water main, and number of hydrants in service and are earned on a monthly basis.  Private fire protection charges are based on the diameter of the connection to the water main.  Our Regulated Companies accrue an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter, which is reflected as Accrued Unbilled Revenues in the accompanying Consolidated Balance Sheets. Beginning in 2013, Connecticut Water has begun to book deferred revenue to represent under collection from customers based upon allowed revenues as approved by PURA.

Real Estate Transactions – Revenues are recorded when a sale or other transaction has been completed and title to the real estate has been transferred. Upon completion of any real estate transaction, the Company no longer has any continuing involvement in the property. Net income from the Real Estate Transactions segment is shown net in the "Other Income (Deductions), Net of Taxes" portion of the Company's Consolidated Statements of Net Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in the Note 14, "Segment Reporting" in the Company's Notes to the Consolidated Financial Statements.

Services and Rentals – Revenues are recorded when the Company has delivered the services called for by contractual obligation. Net income from the Services and Rentals segment is shown net in the "Other Income (Deductions), Net of Taxes" portion of the Company's Consolidated Statements of Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in the Note 14, "Segment Reporting" in the Company's Notes to the Consolidated Financial Statements.

UTILITY PLANT – Utility plant is stated at the original cost of such property when first devoted to public service.  Utility plant accounts are charged with the cost of improvements and replacements of property including an Allowance for Funds Used During Construction.  Retired or disposed depreciable plant is charged to accumulated provision for depreciation together with any costs applicable to retirement, less any salvage received.  Maintenance of utility plant is charged to expense.  Accounting policies relating to other areas of utility plant are listed below:

Allowance For Funds Used During Construction – Allowance for Funds Used During Construction (AFUDC) is the cost of debt and equity funds used to finance the construction of utility plant. The amount shown on the Consolidated Statements of Income relates to the equity portion.  The debt portion is included as an offset to Other Interest Charges.  Generally, utility plant under construction is not recognized as part of rate base for ratemaking purposes until facilities are placed into service, and

CONNECTICUT WATER SERVICE, INC.

accordingly, AFUDC is charged to the construction cost of utility plant.  Capitalized AFUDC, which does not represent current cash income, is recovered through rates over the service lives of the assets.

Our Regulated Companies’ allowed rate of return on rate base is used to calculate AFUDC.

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

Utility Plant is added in two ways.  The majority of the Company’s plant additions occur from direct investment of Company funds that originated through operating or financings activities.  The Company manages the construction of these plant additions.  These plant additions are part of the Company’s depreciable utility plant and are generally part of rate base.  The Company’s rate base is a key component of how its regulated rates are set, and is recovered through the depreciation component of the Company’s rates.  The second way in which plant additions occur are through developer advances and contributions.  Under this scenario either the developer funds the additions through payments to the Company, who in turn manages the construction of the project, or the developer pays for the plant construction directly and contributes the asset to the Company after it is complete.  Plant additions that are financed by a developer, either directly or indirectly, are excluded from the Company’s rate base and not recovered through the rates process, and are also not depreciated.

The components that comprise Net Additions to Utility Plant during the last three years ending December 31 are as follows:

(in thousands)	2013	2012	2011
Additions to Utility Plant:
Company Financed	$32,717	$24,653	$22,858
Allowance for Funds Used During Construction	366	239	188
Subtotal – Utility Plant Increase to Rate Base	33,083	24,892	23,046
Advances from Others for Construction	586	1,041	966
Net Additions to Utility Plant	$33,669	$25,933	$24,012

Depreciation – Depreciation is computed on a straight-line basis at various rates as approved by the state regulators on a company by company basis.  Depreciation allows the Company to recover the investment in utility plant over its useful life.  The overall consolidated company depreciation rate, based on the average balances of depreciable property, was 1.8%, 2.0%, and 1.8% for 2013, 2012, and 2011, respectively.

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

The Company computes deferred tax liabilities for all temporary book-tax differences using the liability method prescribed in FASB ASC 740 “Income Taxes” (“FASB ASC 740”). Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities.  Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. Deferred tax liabilities that have not been reflected in tax expense due to regulatory treatment are reflected as Unfunded Future Income Taxes, and are expected to be recoverable in future years’ rates.

The Company believes that deferred income tax assets, net of provisions, will be realized in the future. The majority of unfunded future income taxes, prior to 2013, relate to deferred state income taxes regarding book to tax depreciation differences. Beginning in 2013, basis differences resulting from the repair tax deduction contribute to the change in unfunded income taxes.

CONNECTICUT WATER SERVICE, INC.

Deferred Federal and State Income Taxes include amounts that have been provided for accelerated depreciation subsequent to 1981, as required by federal income tax regulations, as well as the basis differences associated with expenditures qualifying for repair tax deduction as clarified by the IRS in regulations issued in 2013. Deferred taxes have also been provided for temporary differences in the recognition of certain expenses for tax and financial statement purposes as allowed by regulatory ratemaking policies.

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

In performing the annual goodwill impairment test, for purposes of the step one analysis, the Company bases the determination of the fair value of its reporting unit on the income approach, which estimates the fair value based on discounted future cash flows. Based on our comparison of the estimated fair value of the Water Activities reporting unit to its respective carrying amount, the impairment test performed in 2013 concluded that the estimated fair value of the Water Activities reporting unit, which has goodwill recorded, exceeded the reporting unit’s carrying amount by at least 21% as of December 31, 2013, indicating that none of our goodwill was impaired.

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

CONNECTICUT WATER SERVICE, INC.

EARNINGS PER SHARE – The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the years ended December 31:

Years ended December 31,	2013	2012	2011
Numerator (in thousands)
Basic Net Income Applicable to Common Stock	$18,231	$13,602	$11,262
Diluted Net Income Applicable to Common Stock	$18,231	$13,602	$11,262
Denominator (in thousands)
Basic Weighted Average Shares Outstanding	10,827	8,763	8,610
Dilutive Effect of Stock Awards	169	137	110
Diluted Weighted Average Shares Outstanding	10,996	8,900	8,720
Earnings per Share
Basic Earnings per Share	$1.68	$1.55	$1.31
Dilutive Effect of Stock Awards	0.02	0.02	0.02
Diluted Earnings per Share	$1.66	$1.53	$1.29

NEW ACCOUNTING PRONOUNCEMENTS – In February 2013, the Financial Accounting Standards Board (FASB) issued updated accounting guidance to improve the reporting of reclassifications out of accumulated other comprehensive income (AOCI). The update requires an entity to present information about the amounts reclassified from AOCI in their financial statements in either a single note or parenthetically on the face of the financial statements. The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the provisions of the updated guidance for its quarterly reporting period beginning January 1, 2013. The adoption of the revised guidance had no impact on the Company's consolidated results of operations or consolidated financial position, but the Company did add additional disclosures, see Note 5, "Accumulated Other Comprehensive Income (Loss)."

In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carry-forward, or similar tax loss or tax credit carry-forward, rather than as a liability when (1) the uncertain tax position would reduce the Net Operating Loss or other carry-forward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This ASU is effective prospectively for fiscal years beginning after December 15, 2013. The Company does not expect that the adoption of this guidance will materially impact our consolidated financial position.

In January 2014, the FASB issued ASU No. 2014-05, “Service Concession Arrangements.” The ASU clarifies that an operating entity should not account for a services concession arrangement with a public-sector grantor as a lease if: (i) the grantor controls or has the ability to modify or approve the services the operating entity must provide, to whom it must provide them, and at what price and (ii) the grantor controls any residual interest in the infrastructure at the end of the arrangement. In addition, the infrastructure used in a service concession arrangement would not be recognized as property, plant and equipment of the operating entity. The ASU is to be applied on a modified retrospective basis to service concession arrangements outstanding upon adoption and will be effective for the Company beginning January 1, 2015. The Company is currently assessing the impact of this standard on its consolidated financial statements and footnote disclosures, but does not expect that the adoption of this guidance will materially impact our consolidated financial position.

NOTE 2:  INCOME TAX EXPENSE

Under ASC 740, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. From time to time, the Company is assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  There were no such charges or accruals for the years ending December 31, 2013, 2012, and 2011.

On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed during the fourth quarter of 2013. The Company is also aware that certain of its peers have been challenged on certain tax credits associated with fixed capital investment and believes that this may be a

CONNECTICUT WATER SERVICE, INC.

focus of the State's review. While the Company firmly believes that all fixed capital investment credits are appropriate and conservatively measured, the Company believes, based on recent activities by taxing authorities, that it is more likely than not that the Company's fixed capital investment credits claimed in prior years may be challenged and ultimately disallowed. Therefore, as required by FASB ASC 740, during the year ended December 31, 2013, the Company recorded a provision of $2.0 million, or 100% of the credits recorded for transmission and distribution projects that would be subject to disallowance.

On the 2012 tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the Internal Revenue Services' temporary tangible property regulations. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the Internal Revenue Service that its Federal tax filing for the 2012 tax year will be reviewed in the first quarter of 2014. While the Company believes that the deduction taken on its tax return is appropriate, the methodology for determining the deduction could be challenged by the taxing authorities. Therefore, as required by FASB ASC 740, during the year ended December 31, 2013, the Company recorded a provision of $2.6 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge.

The Company remains subject to examination by federal authorities for the 2010 through 2012 tax years, and the state authorities for the 2009 through 2012 tax years.  The Internal Revenue Service commenced an examination of the Company’s federal income tax return for the 2009 tax year during the second quarter of 2011.  The Company received notification in December of 2011 that no change will be made to the 2009 federal tax liability.

Income Tax Expense (Benefit) for the years ended December 31, is comprised of the following:

(in thousands)	2013	2012	2011
Federal Classified as Operating Expense	$2,028	$6,103	$6,709
Federal Classified as Other Utility Income	434	427	424
Federal Classified as Other Income
Land Sales and Donations	(2)	477	(176)
Non-Water Sales	781	748	558
Other	(69)	(900)	(276)
Total Federal Income Tax Expense	3,172	6,855	7,239
State Classified as Operating Expense	3,916	319	257
State Classified as Other Utility Income	103	121	112
State Classified as Other Income
Land Sales and Donations	2	(97)	—
Non-Water Sales	200	180	143
Other	(300)	(47)	(75)
Total State Income Tax Expense	3,921	476	437
Total Income Tax Expense	$7,093	$7,331	$7,676

CONNECTICUT WATER SERVICE, INC.

The components of the Federal and State income tax provisions are:

(in thousands)	2013	2012	2011
Current Income Taxes
Federal	$1,509	$4,747	$5,002
State	152	511	428
Total Current	1,661	5,258	5,430
Deferred Income Taxes, Net
Federal
Investment Tax Credit	(77)	(71)	(63)
Deferred Revenue	964	(77)	(75)
Land Donations	(1)	29	392
Depreciation	792	2,411	1,990
AMT Credit Carry-forwards	(587)	—	—
Provision for uncertain positions	1,037	—	—
Other	(465)	(184)	(7)
Total Federal	1,663	2,108	2,237
State
Land Donations	—	(83)	—
Provision for uncertain positions	3,528	—	—
Other	241	48	9
Total State	3,769	(35)	9
Total Deferred Income Taxes	5,432	2,073	2,246
Total Income Tax	$7,093	$7,331	$7,676

Deferred income tax (assets) and liabilities are categorized as follows on the Consolidated Balance Sheets:

(in thousands)	2013	2012
Unrecovered Income Taxes	$(47,135)	$(9,871)
Deferred Federal and State Income Taxes	47,470	40,869
Unfunded Future Income Taxes	46,723	8,992
Unamortized Investment Tax Credits	1,414	1,490
Other	187	(207)
Net Deferred Income Tax Liability	$48,659	$41,273

Net deferred income tax liability increased from December 31, 2012 to December 31, 2013 due to the current year tax effects of temporary differences mostly related to deferred revenue and the recording of provisions for uncertain tax positions.

CONNECTICUT WATER SERVICE, INC.

Deferred income tax (assets) and liabilities are comprised of the following:

(in thousands)	2013	2012
Tax Credit Carry-forward (1)	$(3,020)	$(2,487)
Provision on Tax Credits	2,003	—
Charitable Contribution Carry-forwards (2)	(18)	—
Prepaid Income Taxes on CIAC	49	(66)
Net Operating Loss Carry-forwards (3)	(1,572)	(385)
Valuation Allowance on Net Operating Losses	1,244	—
Other Comprehensive Income	(378)	(842)
Accelerated Depreciation	47,796	46,379
Provision on Repair Deductions	2,562	—
Unamortized Investment Tax Credits	1,414	1,490
Other	(1,421)	(2,816)
Net Deferred Income Tax Liability	$48,659	$41,273

(1)	State tax credit carry-forwards expire beginning in 2014 and ending in 2037.

(2)	Charitable Contribution carry-forwards expire beginning in 2014 and ending in 2017.

(3)	Net operating loss carry-forwards expire beginning in 2017 and ending in 2032.

The calculation of Pre-Tax Income is as follows:

(in thousands)	2013	2012	2011
Pre-Tax Income
Net Income	$18,269	$13,640	$11,300
Income Taxes	7,093	7,331	7,676
Total Pre-Tax Income	$25,362	$20,971	$18,976

In accordance with required regulatory treatment, deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate.  The differences between the effective income tax rate recorded by the Company and the statutory federal tax rate are as follows:

	2013	2012	2011
Federal Statutory Tax Rate	34.0%	35.0%	34.0%
Tax Effect Differences:
State Income Taxes Net of Federal Benefit	3.3%	1.3%	1.6%
Property Related Items	(14.5)%	(0.1)%	1.0%
Performance Stock	2.1%	1.7%	0.5%
Pension Costs	—%	1.6%	3.5%
Unamortized Debt Expense	(0.3)%	(2.6)%	0.4%
Change in Estimate of prior year Income tax expense	(14.0)%	(1.2)%	0.2%
Provision for Uncertain Tax Positions	18.0%	—%	—%
Other	(0.6)%	(0.7)%	(0.7)%
Effective Income Tax Rate	28.0%	35.0%	40.5%

In the fourth quarter of 2012, five bonds were refinanced allowing for the tax deduction of the associated debt issuance costs creating a decrease in the effective tax rate related to unamortized debt expense.  In the first quarter of 2013, one bond was refinanced allowing for the tax deduction of the associated debt issuance costs creating a decrease in the effective tax rate related to unamortized debt expense.  After the filing of the 2012 tax return in the third quarter of 2013, a change in estimate of prior year income tax expense was recorded to reflect the difference between the tax expense estimated at year end and actual

CONNECTICUT WATER SERVICE, INC.

tax expense reflected on the Company’s tax filings.  The change in estimate relates primarily to adoption of the repair tax deduction and is offset by the recording of the regulatory liability to return this tax benefit to the customers.  In addition, the adoption of the repair tax deduction allowed for a benefit in the current year provision which is reflected in property related items.  Provisions for uncertain tax positions were recorded to reflect the possible disallowance of state tax credits and the possible challenge of the Company’s methodology for determining its repair deduction as required by FASB ASC 740.

NOTE 3:  COMMON STOCK

The Company has 25,000,000 authorized shares of common stock, no par value.  A summary of the changes in the common stock accounts for the period January 1, 2011 through December 31, 2013, appears below:

(in thousands, except share data)	Shares	Issuance Amount	Expense	Total
Balance, January 1, 2011	8,676,849	$71,636	$(1,612)	$70,024
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	20,210	824	—	824
Dividend Reinvestment Plan	52,668	1,346	—	1,346
Stock Options Exercised and Expensed	5,671	152	(1)	151
Balance, December 31, 2011	8,755,398	$73,958	$(1,613)	$72,345
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	34,301	1,213	—	1,213
Dividend Reinvestment Plan	50,048	1,486	—	1,486
Stock Options Exercised and Expensed	23,235	665	(3)	662
Shares issued to acquire BSWC	380,254	12,012	(154)	11,858
Shares issued in stock offering	1,696,250	49,615	(2,306)	47,309
Balance, December 31, 2012	10,939,486	$138,949	$(4,076)	$134,873
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	37,212	1,873	—	1,873
Dividend Reinvestment Plan	53,790	1,629	—	1,629
Stock Options Exercised and Expensed	7,744	230	(1)	229
Shares issued to acquire BSWC	—	—	(6)	(6)
Shares issued in stock offering	—	—	(7)	(7)
Balance, December 31, 2013 (1)	11,038,232	$142,681	$(4,090)	$138,591

(1)	Includes 43,315 restricted shares and 173,799 common stock equivalent shares issued through the Performance Stock Programs through December 31, 2013.

The Company may not pay any dividends on its common stock unless full cumulative dividends to the preceding dividend date for all outstanding shares of Preferred Stock of the Company have been paid or set aside for payment.  All such Preferred Stock dividends have been paid.

CONNECTICUT WATER SERVICE, INC.

NOTE 4:  RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 2011 through December 31, 2013, appears below:

(in thousands, except per share data)	2013	2012	2011
Balance, beginning of year	$51,804	$46,669	$43,603
Net Income	18,269	13,640	11,300
Sub-total	70,073	60,309	54,903
Dividends declared:
Cumulative Preferred Stock, Series A, $0.80 per share	12	12	12
Cumulative Preferred Stock, Series $0.90, $0.90 per share	26	26	26
Common Stock:
$0.98, $0.96 and $0.94 per Common Share in 2013, 2012 and 2011, respectively	10,758	8,467	8,196
Total Dividends Declared	10,796	8,505	8,234
Balance, end of year	$59,277	$51,804	$46,669

NOTE 5: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income/(Loss) ("AOCI") by component, net of tax, for the year ended December 31, 2013, (in thousands):

For the year ended December 31, 2013	Interest Rate Swap	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$(41)	$69	$(1,356)	$(1,328)
Other Comprehensive Income Before Reclassification	—	165	672	837
Amounts Reclassified from AOCI	41	25	310	376
Net current-period Other Comprehensive Income	41	190	982	1,213
Ending Balance	$—	$259	$(374)	$(115)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

CONNECTICUT WATER SERVICE, INC.

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Consolidated Statements of Income for the for the year ended December 31, 2013 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI for the Year Ended December 31, 2013(a)	Affected Line Items on Income Statement
Amortization of Cash Flow Hedging Instrument	29	Other Income
Tax benefit	12	Other Income
Total Reclassified from AOCI	41

Realized Gains on Investments	38	Other Income
Tax expense	(13)	Other Income
Total Reclassified from AOCI	25

Amortization of Recognized Net Gain from Defined Benefit Items	470	Other Income (b)
Tax expense	(160)	Other Income
Total Reclassified from AOCI	310

Total Reclassifications for the period, net of tax	376

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 12 for additional details).

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2013.  These instruments are included in Other Property and Investments on the Company’s Consolidated Balance Sheets:

(in thousands)	Level 1	Level 2	Level 3	Total
Asset Type:
Company owned life insurance	$—	$2,843	$—	$2,843
Money Market Fund	62	—	—	62
Mutual Funds:
Equity Funds (1)	1,528	—	—	1,528
Total	$1,590	$2,843	$—	$4,433

CONNECTICUT WATER SERVICE, INC.

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

The fair value of Company Owned Life Insurance is based on the cash surrender value of the contracts. These contracts are based principally on a referenced pool of investment funds that actively redeem shares and are observable and measurable and are presented on the Other Property and Investments line item of the Company's Consolidated Balance Sheets.

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

RESTRICTED CASH – As part of Connecticut Water’s December 2011 and Maine Water's June 2013 bond offerings, the Company recorded unused proceeds from these bond issuances as restricted cash as the funds can only be used for certain capital expenditures.  The Company expects to use the remainder of the proceeds during 2014, as the approved capital expenditures are completed.  The carrying amount approximates fair value.  Under the fair value hierarchy the fair value of restricted cash is classified as a Level 1 measurement.

LONG-TERM DEBT – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company and similar marketable securities.  As of December 31, 2013 and 2012, the estimated fair value of the Company's long-term debt was $178,526,000 and $194,900,000, respectively, as compared to the carrying amounts of $175,042,000 and $178,475,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is the benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

ADVANCES FOR CONSTRUCTION – Customer advances for construction have a carrying amount of $28,718,000 and $31,030,000 at December 31, 2013 and 2012, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

The fair values shown above have been reported to meet the disclosure requirements of FASB ASC 825, “Financial Instruments” (“FASB ASC 825”) and do not purport to represent the amounts at which those obligations would be settled.

CONNECTICUT WATER SERVICE, INC.

NOTE 7:  LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following (in thousands):

		2013	2012
Connecticut Water Service, Inc.:
4.09%	Term Loan Note and Supplement A	$16,420	$17,337
The Connecticut Water Company:
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.00%	2007 A Series, Due 2037	—	14,550
5.10%	2009 A Series, Due 2039	19,950	19,950
5.00%	2011 A Series, Due 2021	23,602	23,797
3.16%	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	CoBank Note Payable, Due 2033	14,550	—
Total The Connecticut Water Company		134,762	134,957
The Maine Water Company:
8.95%	1994 Series G, Due 2024	9,000	9,000
2.68%	1999 Series J, Due 2019	474	524
0.00%	2001 Series K, Due 2031	739	780
2.58%	2002 Series L, Due 2022	90	98
1.53%	2003 Series M, Due 2023	401	421
1.73%	2004 Series N, Due 2024	451	471
0.00%	2004 Series O, Due 2034	140	147
1.76%	2006 Series P, Due 2026	451	471
1.57%	2009 Series R, Due 2029	242	247
0.00%	2009 Series S, Due 2029	717	762
0.00%	2009 Series T, Due 2029	2,012	2,137
0.00%	2012 Series U, Due 2042	171	177
1.00%	2013 Series V, Due 2033	1,410	—
2.52%	CoBank Note Payable, Due 2017	1,965	1,965
Total The Maine Water Company		18,263	17,200
The Biddeford & Saco Water Company
6.45%	Series M, Due 2014	2,700	2,700
7.72%	Series L, Due 2018	2,250	2,250
2.40%	Series N, Due 2022	1,297	1,297
1.86%	Series O, Due 2025	862	862
2.23%	Series P, Due 2028	1,354	1,354
Various	Various Capital Leases	70	126
Total The Biddeford & Saco Water Company		8,533	8,589
Add: Acquisition Fair Value Adjustment		1,185	1,696
Less: Current Portion		(4,121)	(1,304)
Total Long-Term Debt		$175,042	$178,475

CONNECTICUT WATER SERVICE, INC.

The Company's required principal payments for the years 2014 through 2018 are as follows (in thousands):

2014	$4,121
2015	$2,457
2016	$2,513
2017	$4,526
2018	$5,006

There are no mandatory sinking fund payments required on Connecticut Water’s outstanding bonds.  However, certain fixed rate Unsecured Water Facilities Revenue Refinancing Bonds provide for an estate redemption right whereby the estate of deceased bondholders or surviving joint owners may submit bonds to the Trustee for redemption at par, subject to a $25,000 per individual holder and a 3% annual aggregate limitation.

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

On June 3, 2013, Maine Water completed the issuance of $1,409,888 aggregate principal amount of its First Mortgage Bonds, Series V, 1.0% due April 1, 2033 (the “Series V Bonds”). The Series V Bonds were issued by Maine Water to the Maine Municipal Bond Bank (the “Bank”) and the proceeds of the issuance were loaned (the “MMBB Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of June 3, 2013. The proceeds of the MMBB Loan will be used by Maine Water to fund various water facilities projects.

Financial Covenants – The Company is required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than

CONNECTICUT WATER SERVICE, INC.

60%. Additionally, Maine Water and BSWC have restrictions on cash dividends paid based on restricted net assets. The Company was in compliance with all covenants at December 31, 2013.

NOTE 8:  PREFERRED STOCK

The Company’s Preferred Stock at December 31, consisted of the following:

(in thousands, except share data)	2013	2012
Connecticut Water Service, Inc.
Cumulative Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares	$300	$300
Cumulative Series $0.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares, Issued and Outstanding 29,499	472	472
Total Preferred Stock	$772	$772

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

NOTE 9:  BANK LINES OF CREDIT

On June 30, 2009, the Company entered into a $15 million line of credit agreement with CoBank, ACB, which was amended in May 2010, July 2011 and September 2012 and is currently scheduled to mature on July 1, 2015.  On October 12, 2012, the Company increased an additional line of credit from $15 million to $20 million. The Company has subsequently extended this line of credit's expiration date to June 30, 2015.  On June 30, 2013, the Company allowed BSWC's $2.25 million line of credit to expire. As of December 31, 2013 the total lines of credit available to the Company was $35 million.  At December 31, 2013, the Company did not have any outstanding Interim Bank Loans Payable. Interim Bank Loans Payable at December 31, 2012 was approximately $1.7 million and represents the outstanding aggregate balances on these lines of credit.  As of December 31, 2013, the Company had $35 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

At December 31, 2012, the weighted average interest rates on these short-term borrowings outstanding was 2.04%.

CONNECTICUT WATER SERVICE, INC.

NOTE 10:  UTILITY PLANT

The components of utility plant and equipment at December 31, were as follows:

(in thousands)	2013	2012
Land	$12,656	$12,512
Source of supply	34,007	33,627
Pumping	36,334	35,337
Water treatment	76,808	75,684
Transmission and distribution	431,662	411,923
General	52,269	47,444
Held for future use	438	437
Acquisition Adjustment	(4,470)	(5,177)
Total	$639,704	$611,787

The amounts of depreciable utility plant at December 31, 2013 and 2012 included in total utility plant were $585,788,000 and $559,109,000, respectively.  Non-depreciable plant is primarily funded through CIAC.

NOTE 11:  TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

(in thousands)	2013	2012	2011
Municipal Property Taxes	$7,031	$6,567	$5,529
Payroll Taxes	1,157	1,132	912
Total Taxes Other than Income Taxes	$8,188	$7,699	$6,441

NOTE 12:  LONG-TERM COMPENSATION ARRANGEMENTS

The Company has accrued for the following long-term compensation arrangements as of December 31, 2013 and 2012:

(in thousands)	2013	2012
Defined Benefit Pension Plan	$7,320	$22,139
Post Retirement Benefit Other than Pension	5,245	6,243
Supplemental Executive Retirement Plan	6,176	6,224
Deferred Compensation	1,775	1,639
Other Long-Term Compensation	135	185
Total Long-Term Compensation Arrangements	$20,651	$36,430

Investment Strategy – The Corporate Finance and Investment Committee (the Committee) reviews and approves the investment strategy of the investments made on behalf of various pension and post-retirement benefit plans provided by the Company and certain of its subsidiaries.  The Company uses a variety of mutual funds, managed by different fund managers, to achieve its investment goals.  The Committee wants to ensure that the plans establish a target mix that is expected to achieve investment objectives, by assuring a broad diversification of investment assets among investment types, while avoiding short-term changes to the target asset mix, unless unusual market conditions make such a move appropriate to reduce risk.

The targeted asset allocation ratios for those plans as set by the Committee at December 31, 2013 and 2012:

	2013	2012
Equity	65%	65%
Fixed Income	35%	35%
Total	100%	100%

CONNECTICUT WATER SERVICE, INC.

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

PENSION
Defined Benefit Plan – The Company and certain of its subsidiaries have a noncontributory defined benefit pension plan covering qualified employees.  In general, the Company’s policy is to fund accrued pension costs as permitted by federal income tax and Employee Retirement Income Security Act of 1974 regulations.  The Company amortizes actuarial gains and losses over the average remaining service period of active participants.  A contribution of $2,620,000 was made in 2013 for the 2012 plan year.  The Company expects to make a contribution of $3,426,000 in 2014 for the 2013 plan year.

The Company has amended its pension plan to exclude employees hired after January 1, 2009.

The Company's pension plan was amended by the Board of Directors in 2012 primarily to admit current Maine Water and former Aqua Maine employees to participate under the terms and provisions in effect for Aqua Maine upon the purchase of Maine Water by the Company.

BSWC provides its employees with its employees with a pension plan. For the period of December 10, 2012 through December 31, 2012, BSWC's net periodic benefit credit was $4,000. BSWC's projected benefit obligation at December 31, 2012 was $4,076,000, with plan assets totaling $2,985,000. BSWC utilized a discount rate of 4.25% to determine its benefit obligation at December 31, 2012. It also assumed an 8.5% expected return on plan assets. Effective December 31, 2013, BSWC's pension plan was merged into the Company's pension plan. The tables below showing information for 2013 and future years contain BSWC's pension plan information.

The following tables set forth the benefit obligation and fair value of the assets of the Company’s defined benefit plans at December 31, the latest valuation date:

Pension Benefits (in thousands)	2013	2012
Change in benefit obligation:
Benefit obligation, beginning of year	$66,501	$49,102
Addition of Biddeford & Saco	4,076	—
Service cost	2,201	2,020
Interest cost	2,781	2,570
Actuarial loss (gain)	(8,154)	14,494
Benefits paid	(3,241)	(1,685)
Benefit obligation, end of year	$64,164	$66,501
Change in plan assets:
Fair value, beginning of year	$45,406	$36,783
Addition of Biddeford & Saco	2,984	—
Actual return on plan assets	9,075	9,723
Employer contributions	2,620	585
Benefits paid	(3,241)	(1,685)
Fair value, end of year	$56,844	$45,406
Funded Status	$(7,320)	$(21,095)
Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$—	$—
Current liability	—	—
Non-current liability	(7,320)	(21,095)
Net amount recognized	$(7,320)	$(21,095)

CONNECTICUT WATER SERVICE, INC.

The accumulated benefit obligation for all defined benefit pension plans was approximately $56,179,000 and $56,967,000 at December 31, 2013 and 2012, respectively.

Weighted-average assumptions used to determine benefit obligations at December 31:	2013	2012
Discount rate	4.90%	4.05%
Rate of compensation increase	3.50%	3.50%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2013	2012	2011
Discount rate	4.05%	4.60%	5.50%
Expected long-term return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	3.50%	3.50%	3.50%

From December 31, 2007 through December 31, 2010, the Company based its discount rate assumption on a single rate on the Citigroup Pension Discount Curve that approximated present value of the plan’s payment streams.  Beginning with the year ended December 31, 2011, the Company began to use the Citigroup Above Median AA Pension Discount Curve under the assumption it would more closely replicate the yields of bonds if the Company were to pick individual issuances that matched estimated payment streams of the plans.

The following table shows the components of periodic benefit costs:

Pension Benefits (in thousands)	2013	2012	2011
Components of net periodic benefit costs
Service cost	$2,201	$2,020	$1,523
Interest cost	2,781	2,570	2,134
Expected return on plan assets	(3,195)	(2,693)	(2,456)
Amortization of:
Net transition obligation	—	—	2
Prior service cost	74	74	69
Net loss	2,250	1,753	687
Net Periodic Pension Benefit Costs	$4,111	$3,724	$1,959

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset:

Pension Benefits (in thousands)	2013	2012
Change in net (gain) loss	$(13,154)	$6,254
Change in prior service cost	—	14
Amortization of transition obligation	—	—
Amortization of prior service cost	(74)	(74)
Amortization of net loss	(2,006)	(1,753)
Total recognized to Regulatory Asset	$(15,234)	$4,441

Amounts Recognized as a Regulatory Asset at December 31: (in thousands)	2013	2012
Transition obligation	$—	$—
Prior service cost	176	249
Net loss	2,909	18,069
Total Recognized as a Regulatory Asset	$3,085	$18,318

CONNECTICUT WATER SERVICE, INC.

Amounts Recognized in Other Comprehensive Income at December 31: (in thousands)	2013	2012	2011
Transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net loss	1,484	538	554
Total Recognized in Other Comprehensive Income	$1,484	$538	$554

Estimated Net Periodic Benefit Cost Amortizations for the periods January 1 - December 31,: (in thousands)	2014
Amortization of transition obligation	$—
Amortization of prior service cost	73
Amortization of net loss	1,094
Total Estimated Net Periodic Benefit Cost Amortizations	$1,167

Plan Assets
The Company’s pension plan weighted-average asset allocations at December 31, 2013 and 2012 by asset category were as follows:

	2013	2012
Equity	65%	64%
Fixed Income	35%	36%
Total	100%	100%

See Note 6 for discussion on how fair value is determined.  The fair values of the Company’s pension plan assets at December 31, 2013 were as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$3,297	$—	$—
Mutual Funds:
Fixed Income Funds (1)	16,533	—	—
Equity Funds (2)	37,014	—	—
Total	$56,844	$—	$—

The fair values of the Company’s pension plan assets at December 31, 2012 were as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$483	$—	$—
Mutual Funds:
Fixed Income Funds (1)	15,769	—	—
Equity Funds (2)	29,154	—	—
Total	$45,406	$—	$—

(1)	Mutual funds consisting primarily of fixed income securities.

(2)	Mutual funds consisting primarily of equity securities.

CONNECTICUT WATER SERVICE, INC.

The Plan’s expected future benefit payments are:

(in thousands)
2014	$3,016
2015	3,450
2016	3,809
2017	3,896
2018	4,503
Years 2019 – 2023	24,914

POST-RETIREMENT BENEFITS OTHER THAN PENSION (PBOP) – In addition to providing pension benefits, Connecticut Water and Maine Water, provide certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust.  Substantially all of their employees may become eligible for these benefits if they retire on or after age 55 with 10 years of service.  The contribution for calendar years 2013 and 2012 was $9,000 and $22,000, respectively.

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

The Company amortizes actuarial gains and losses over the average remaining service period of active participants. Connecticut Water has elected to recognize the transition obligation on a delayed basis over a period equal to the plan participants' 21.6 years of average future service.

Another subsidiary company, Barnstable Holding, also provides certain health care benefits to eligible retired employees. Barnstable Water employees became eligible for these benefits if they retired on or after age 65 with at least 15 years of service.  Post-65 medical coverage is provided for retired employees up to a maximum coverage of $500 per quarter. Barnstable Water’s PBOP currently is not funded.  Barnstable Water no longer has any employees; therefore, no new participants will be entering Barnstable Water’s PBOP.  The tables below do not include Barnstable Water’s PBOP.  Barnstable Water’s PBOP had a Benefit Obligation of $52,000 and $54,000 at December 31, 2013 and 2012, respectively.  Additionally, this plan did not hold any assets as of December 31, 2013 and 2012.  Barnstable Water’s PBOP’s net periodic benefit costs were less than $1,000 in 2013 and 2012.

CONNECTICUT WATER SERVICE, INC.

The following tables set forth the benefit obligation and fair value of the assets of Connecticut Water and Maine Water’s post-retirement health care benefits at December 31, the latest valuation date:

PBOP Benefits (in thousands)	2013	2012
Change in benefit obligation:
Benefit obligation, beginning of year	$13,322	$12,842
Service cost	674	548
Interest cost	505	538
Plan participant contributions	107	93
Actuarial (gain)	(821)	(275)
Benefits paid	(530)	(424)
Benefit obligation, end of year	$13,257	$13,322
Change in plan assets:
Fair value, beginning of year	$7,133	$6,465
Actual return on plan assets	1,345	977
Employer contributions	9	22
Plan participant contributions	107	93
Benefits paid	(530)	(424)
Fair value, end of year	$8,064	$7,133
Funded Status	$(5,193)	$(6,189)
Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$—	$—
Current liability	—	—
Non-current liability	(5,193)	(6,189)
Net amount recognized	$(5,193)	$(6,189)

Weighted-average assumptions used to determine benefit obligations at December 31:	2013	2012
Discount rate	4.80%	3.80%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2013	2012	2011
Discount rate	3.80%	4.40%	5.35%
Expected long-term return on plan assets	4.50%	4.50%	4.50%

From December 31, 2007 through December 31, 2010, the Company based its discount rate assumption on a single rate on the Citigroup Pension Discount Curve that approximated present value of the plan’s payment streams.  Beginning with the year ended December 31, 2011, the Company began to use the Citigroup Above Median AA Pension Discount Curve under the assumption it would more closely replicate the yields of bonds if the Company were to pick individual issuances that matched estimated payment streams of the plans.

CONNECTICUT WATER SERVICE, INC.

The following table shows the components of periodic benefit costs:

PBOP Benefits (in thousands)	2013	2012	2011
Components of net periodic benefit costs
Service cost	$674	$548	$599
Interest cost	505	538	623
Expected return on plan assets	(290)	(269)	(267)
Other	225	225	225
Amortization of:
Prior service credit	(806)	(806)	(665)
Recognized net loss	433	615	613
Net Periodic Post Retirement Benefit Costs	$741	$851	$1,128

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset:

PBOP Benefits (in thousands)	2013	2012
Change in net loss (gain)	$(1,876)	$(1,028)
Change in transition credit	—	(10)
Amortization of transition obligation	—	—
Amortization of prior service credit	806	806
Amortization of net loss	(433)	(615)
Total recognized to Regulatory Asset	$(1,503)	$(847)

Amounts Recognized as a Regulatory Asset at December 31: (in thousands)	2013	2012
Transition obligation	$—	$—
Prior service credit	(1,960)	(2,766)
Net loss	2,281	4,590
Total Recognized as a Regulatory Asset	$321	$1,824

There were no other changes in plan assets and benefit obligations recognized as a regulatory asset.

Estimated Benefit Cost Amortizations for the periods January 1 - December 31,: (in thousands)	2014
Amortization of transition obligation	$—
Amortization of prior service credit	(806)
Amortization of net loss	277
Total Estimated Net Periodic Benefit Cost Amortizations	$(529)

Assumed health care cost trend rates at December 31:	2013		2012
	Medical	Dental	Medical	Dental
Health care cost trend rate assumed for next year (1)	9.5%	9.5%	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2023	2023	2023	2023

(1) – Zero percent trend rate from 2012 to 2013.

CONNECTICUT WATER SERVICE, INC.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects on Connecticut Water and Maine Water’s plan and would have no impact on the Barnstable Water plan:

(in thousands)	1 Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$100	$(91)
Effect on post-retirement benefit obligation	$829	$(766)

Plan Assets
Connecticut Water and Maine Water’s other post-retirement benefit plan weighted-average asset allocations at December 31, 2013 and 2012 by asset category were as follows:

	2013	2012
Equity	69%	65%
Fixed Income	31%	35%
Total	100%	100%

See Note 6 for discussion on how fair value is determined.  The fair value of the Company’s PBOP assets at December 31, 2013 were as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market	$229	$—	$—
Mutual Funds:
Fixed Income Funds (1)	2,299	—	—
Equity Funds (2)	5,536	—	—
Total	$8,064	$—	$—

The fair value of the Company’s PBOP assets at December 31, 2012 were as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market	$116	$—	$—
Mutual Funds:
Fixed Income Funds (1)	2,379	—	—
Equity Funds (2)	4,638	—	—
Total	$7,133	$—	$—

(1)	Mutual funds consisting primarily of fixed income securities.

(2)	Mutual funds consisting primarily of equity securities.

Cash Flows
The Company contributed $9,000 to its other post-retirement benefit plan in 2013 for plan year 2013.  The Company does not expect to make a contribution in 2014 for plan year 2014.

CONNECTICUT WATER SERVICE, INC.

Expected future benefit payments are:

(in thousands)
2014	$441
2015	474
2016	530
2017	576
2018	637
Years 2019 – 2023	4,120

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (SERP) – The Company and certain of its subsidiaries provide additional pension benefits to senior management through supplemental executive retirement contracts.  At December 31, 2013 and 2012, the actuarial present values of the projected benefit obligation of these contracts were $5,970,000 and $5,887,000, respectively.  Expense associated with these contracts was approximately $811,000 for 2013, $634,000 for 2012, and $409,000 for 2011 and is reflected in Other Income (Deductions) in the Statements of Income.

Included in Other Property and Investments at December 31, 2013 and 2012 is $4,433,000 and $3,612,000 of investments purchased by the Company to fund these obligations, primarily consisting of life insurance contracts.  The remaining assets are carried at fair value and are considered Level 1 within the fair value hierarchy as outlined under FASB ASC 820 and are included in the table shown in Note 6.

SAVINGS PLAN (401(k)) – The Company and certain of its subsidiaries maintain an employee savings plan which allows participants to contribute from 1% to 50% of pre-tax compensation plus for those aged 50 years and older, catch-up contributions as allowed by law.  Effective January 1, 2009, the Company changed its 401(k) plan to meet the requirements of a special IRS safe harbor.  Under the provisions of this safe harbor plan, the Company will make an automatic contribution of 3% of compensation for all eligible employees, even if employees do not make their own contributions.  For employees hired after January 1, 2009 and ineligible to participate in the Company’s pension plan, the Company will contribute an additional 1.5% of compensation.  Prior to January 1, 2009, the Company matched 50 cents for each dollar contributed by the employee up to 4% of the employee’s compensation.  The savings plan was amended by the Board of Directors effective January 1, 2012 to admit eligible Maine Water employees and effective January 1, 2014 to admit eligible employees who were previously employed by BSWC. The Company contribution charged to expense in 2013, 2012, and 2011 was $509,000, $485,000, and $419,000, respectively.

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

The Company’s 2004 Performance Stock Program (2004 PSP), approved by shareholders in 2004, authorizes the issuance of up to 700,000 shares of Company Common Stock.  As of December 31, 2013, there were 307,190 shares available for grant. There are four forms of awards under the 2004 PSP.  Stock options are one form of award.  The other three forms of award which the Company has continued to issue are:  Restricted Stock, Performance Shares and Cash Units.

Under the original Plan (1994 PSP) there were 700,000 shares authorized and 219,497 shares available for payment of dividend equivalents on shares already awarded under the 1994 PSP as performance shares at December 31, 2013.

Under the 2004 PSP and 1994 PSP (collectively, the PSPs), restricted shares of Common Stock, common stock equivalents or cash units may be awarded annually to officers and key employees.  Based upon the occurrence of certain events, including the achievement of goals established by the Compensation Committee, the restrictions on the stock can be removed. Amounts charged to expense on account of restricted shares of Common Stock, common stock equivalents or cash units pursuant to the PSPs were $2,296,000, $1,544,000, and $945,000, for 2013, 2012, and 2011, respectively.

CONNECTICUT WATER SERVICE, INC.

STOCK OPTIONS – The Company determined the fair value of each stock grant at the date of grant by using the Black Scholes Option Pricing model. Options began to become exercisable one year from the date of grant. Vesting periods ranged from one to five years. The maximum term ranged from five to ten years.

No stock options were awarded or issued during 2013, 2012, and 2011. As of December 31, 2013, the Company no longer has any outstanding stock options.

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding, beginning of year	7,744	$29.05	30,979	$27.63	53,674	$27.54
Forfeited	—	—	—	—	(17,024)	27.95
Exercised	(7,744)	29.05	(23,235)	27.16	(5,671)	25.78
Outstanding, end of year	—	$—	7,744	$29.05	30,979	$27.63
Exercisable, end of year	—	$—	7,744	$29.05	30,979	$27.63

The intrinsic value of options exercised during the year ended December 31, 2013 was $31,000.

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

RESTRICTED STOCK (Non-Performance-Based Awards) – The following tables summarize the non-performance-based restricted stock amounts and activity for the year ended December 31, 2012:

	2012
	Number of Shares	Grant Date Weighted Average Fair Value
Non-vested at beginning of year	900	$19.69
Granted	—	—
Vested	(900)	19.69
Forfeited	—	—
Non-vested at end of year	—	$—

The restricted stock shares began vesting during 2007 and were all fully vested as of December 31, 2012.  There were no forfeitures during 2012.

Total stock-based compensation recorded in the Consolidated Statements of Income related to the non-performance-based restricted stock awards was $0, $0, and $78,000 during the years ended December 31, 2013, 2012, and 2011, respectively.  The Compensation Committee of the Board of Directors may approve retirement of key employees that trigger accelerating vesting.

As of December 31, 2011, all costs related to non-performance-based restricted stock had been expensed.

CONNECTICUT WATER SERVICE, INC.

RESTRICTED STOCK AND COMMON STOCK EQUIVALENTS (Performance-Based) – The following tables summarize the performance-based restricted stock amounts and activity for the years ended December 31, 2013 and 2012:

	2013		2012
	Number of Shares	Grant Date Weighted Average Fair Value	Number of Shares	Grant Date Weighted Average Fair Value
Non-vested at beginning of year	42,177	$28.34	36,105	$25.59
Granted	28,198	29.76	27,703	29.22
Vested	(23,756)	27.88	(21,274)	24.86
Forfeited	(140)	29.22	(357)	25.65
Non-vested at end of year	46,479	$29.43	42,177	$28.34

Total stock based compensation recorded in the Consolidated Statements of Income related to performance-based restricted stock awards was $2,296,000, $1,544,000, and $867,000 for the year ended December 31, 2013, 2012, and 2011, respectively.

Upon meeting specific performance targets, approximately 28,000 shares, reduced for actual performance targets achieved in 2013, will begin vesting in the first quarter of 2014 and the remaining earned shares will vest over three years.  The cost is being recognized ratably over the vesting period.  The aggregate intrinsic value of performance-based restricted stock as of December 31, 2013 was $935,000.

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

CONNECTICUT WATER SERVICE, INC.

Financial data for reportable segments is as follows:

(in thousands)	Revenues	Depreciation	Other Operating Expenses	Other Income (Deductions)	Interest Expense (net of AFUDC)	Income Taxes	Net Income (Loss)
For the year ended December 31, 2013
Water Activities	$93,000	$10,792	$52,878	$(661)	$5,764	$6,112	$16,793
Real Estate Transactions	95	—	103	—	—	(1)	(7)
Services and Rentals	5,862	4	3,405	—	(12)	982	1,483
Total	$98,957	$10,796	$56,386	$(661)	$5,752	$7,093	$18,269
For the year ended December 31, 2012
Water Activities	$85,325	$9,782	$48,153	$(1,760)	$8,343	$6,022	$11,265
Real Estate Transactions	1,450	—	119	—	—	380	951
Services and Rentals	5,786	7	3,439	—	(13)	929	1,424
Total	$92,561	$9,789	$51,711	$(1,760)	$8,330	$7,331	$13,640
For the year ended December 31, 2011
Water Activities	$70,892	$7,773	$39,211	$(1,148)	$5,486	$7,151	$10,123
Real Estate Transactions	—	—	—	—	—	(176)	176
Services and Rentals	4,682	7	3,014	—	(41)	701	1,001
Total	$75,574	$7,780	$42,225	$(1,148)	$5,445	$7,676	$11,300

The Revenues shown in Water Activities above consist of revenues from water customers of $91,481,000, $83,838,000 and $69,402,000 in the years 2013, 2012, and 2011, respectively.  Additionally, there were revenues associated with utility plant leased to others of $1,519,000, $1,487,000 and $1,490,000 in the years 2013, 2012, and 2011, respectively which are reflected in Other Utility Income, Net of Taxes on the Consolidated Statements of Income.

The table below shows assets by segment:

At December 31 (in thousands):	2013	2012
Total Plant and Other Investments:
Water	$478,560	$453,625
Non-Water	704	680
Total Plant and Other Investments	479,264	454,305
Other Assets:
Water	136,246	118,020
Non-Water	15,301	6,650
Total Other Assets	151,547	124,670
Total Assets	$630,811	$578,975

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

CONNECTICUT WATER SERVICE, INC.

Effective December 10, 2012, the Company completed the acquisition of the Biddeford & Saco Water Company ("BSWC"). Shareholders of BSWC common stock exchanged all outstanding shares for 380,254 shares of Connecticut Water Service, Inc. in a transaction valued at approximately $12.0 million, based on the closing price of the Company's common stock on the acquisition date. BSWC is a public water utility regulated by the MPUC that serves approximately 15,000 customers in 4 communities in the State of Maine. Effective January 1, 2014, BSWC was merged with and into Maine Water. The Company accounted for the acquisition in accordance with FASB ASC 805, including the purchase price allocation.

The fair values of assets acquired and liabilities assumed, including all of Maine Water and BSWC's outstanding long-term debt, are based upon the information that was available as of the acquisition dates, which management believes provides a reasonable basis for the fair values. The fair values of long term-debt were based on similar marketable instruments.

During the year ended December 31, 2012, the Company incurred pre-tax acquisition and closing related expenses of approximately $874,000 to acquire Maine Water and approximately $544,000 to acquire BSWC recorded on the "Other" line item of the "Other Income (Deductions), Net of Taxes" section of the Consolidated Statements of Income. These acquisitions expanded the Company's footprint into another New England state, providing the Company with diversity with respect to weather and regulatory climate and ratemaking.

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

The fair values of the assets acquired and the liabilities assumed were determined based on the accounting guidance for fair value measurement under GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value analysis assumes the highest and best use of the assets by market participants. For Maine Water, the allocation of the purchase price includes an adjustment to fair value related to the non-regulated customer relationship of Maine Water as well as the fair value of Maine Water’s long-term debt and any associated deferred taxes. For BSWC, the allocation of the purchase price includes an adjustment to fair value related to BSWC's long-term debt and any associated deferred taxes. The Company assumed that the fair value of property, plant and equipment for both Maine Water's and BSWC's regulated operations are not materially different from their net book value as those assets are subject to rate regulation and provide a certain return on those assets as approved by the regulatory authority. In each acquisition, the excess of the purchase price paid over the fair value of the assets acquired and the liabilities assumed was recognized as goodwill, none of which is deductible for tax purposes.

Goodwill is calculated as the excess of the purchase price over the net assets acquired and the contributing factors to the amount recorded include expected future cash flows, potential operational synergies, the utilization of technology and cost savings opportunities in the delivery of certain shared administrative and other services.

CONNECTICUT WATER SERVICE, INC.

The following unaudited pro forma summary for the years ended December 31, 2012 and 2011 presents information as if Maine Water and BSWC had been acquired on January 1, 2011 and assumes that there were no other changes in our operations.  The following pro forma information does not necessarily reflect the actual results that would have occurred had the Company operated the businesses since January 1, 2011, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

	2012	2011
Operating Revenues	$87,931	$84,896
Other Water Activities Revenues	1,487	1,490
Real Estate Revenues	1,450	—
Service and Rentals Revenues	5,914	5,382
Total Revenues	$96,782	$91,768

Net Income	$13,801	$13,275

Basic Earnings per Average Share Outstanding	$1.57	$1.54
Diluted Earnings per Average Share Outstanding	$1.55	$1.52

Additionally, in February 2012, The Connecticut Water Company acquired a small water system in Hebron, Connecticut for $130,000.  The water system serves three multi-unit apartment buildings.

NOTE 16:  COMMITMENTS AND CONTINGENCIES

Water Supply – Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed on May 13, 2005 and will remain in effect for a minimum of 10 years from that date. Connecticut Water will pay RWA$75,000 per year, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million (1,000,000) gallons of water per day at the then current wholesale rates per the agreement. Connecticut Water has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty (50) years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water agrees to purchase 283 million (283,000,000) gallons of water annually from MDC. Connecticut Water has an agreement with Avon Water (“Avon”) to purchase twelve million (12,000,000) gallons per year from Avon. The agreement became effective on October 3, 2008 and has a term of 10 years. Connecticut Water has a 99 year lease with 19 Perry Street (“Perry Street”) to obtain well water for its public water supply system. The agreement became effective in 1975 and is based on current water rates in effect each year. There is no limitation on the amount of water that can be withdrawn from the leased property. Maine Water has an agreement with the Kenebec Water District (“Kenebec”) for potable water service. The agreement became effective November 7, 2010 and has a term of 5 years. Maine Water guarantees a minimum consumption of 63.5 million gallons of water annually. Water sales to Maine Water are billed at a flat rate per gallon plus the monthly minimum tariff rate for a 4-inch metered service. During 2013, the Company spent $1,152,000 on these agreements.

Security – Investment in security-related, including "cyber security", improvements is a continuing process and management believes that the costs associated with any such improvements will be eligible for recovery in future rate proceedings.

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

Reviews by Taxing Authorities – On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed during the fourth quarter of 2013. The Company has provided requested information to the taxing authorities and is currently awaiting further correspondence. The Company is also aware that certain of its peers have been challenged on certain tax credits associated with fixed capital investment and believes that this may be a focus of the State's review. While the Company firmly believes that all fixed capital investment credits are appropriate and conservatively measured, the Company believes, based on recent activities by taxing authorities, that it is more likely than not that the Company's fixed capital investment credits claimed in prior years may be

CONNECTICUT WATER SERVICE, INC.

challenged and ultimately disallowed. Therefore, as required by FASB ASC 740, during the year ended December 31, 2013, the Company recorded a provision of $2.0 million, or 100% of the credits recorded for transmission and distribution projects that would be subject to disallowance.

On the 2012 tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the Internal Revenue Services' temporary tangible property regulations. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the Internal Revenue Service that its Federal tax filing for the 2012 tax year will be reviewed in the first quarter of 2014. While the Company believes that the deduction taken on its tax return is appropriate, the methodology for determining the deduction could be challenged by the taxing authorities. Therefore, as required by FASB ASC 740, during the year ended December 31, 2013, the Company recorded a provision of $2.6 million for a portion of the benefit that is not being returned to customers.

The Company remains subject to examination by federal authorities for the 2010 through 2012, and the state authorities for the 2009 through 2012 tax years.

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

Rate Relief – Connecticut Water is a regulated public utility, which provides water services to its customers.  The rates that regulated companies charge their water customers are subject to the jurisdiction of the regulatory authority of the PURA.  Connecticut Water’s allowed rate of return on equity and return on rate base are currently 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2013 were 10.00% and 8.31%, respectively.  BSWC’s allowed return on equity, as of December 31, 2013 was 10.00%.

In 2007, the State of Connecticut adopted legislation which permits regulated water companies to recapture money spent on eligible infrastructure improvements without a full rate case proceeding.  The PURA may authorize regulated water companies to use a rate adjustment mechanism, such as a Water Infrastructure and Conservation Adjustment (WICA), for eligible projects completed and in service for the benefit of the customers.  Regulated water companies may only charge customers such an adjustment to the extent allowed by the PURA based on a water company’s infrastructure assessment report, as approved by the PURA and upon semiannual filings which reflect plant additions consistent with such report. Similarly, during 2013, the Maine Legislature has enacted a law that will allow Maine Water and BSWC for expedited recovery of investments in water systems infrastructure replacement, both treatment and distribution, through a Water Infrastructure Surcharge (WISC), similar to WICA in Connecticut. Maine Water's first WISC surcharge has been approved and is effective as of February 1, 2014.

Land Dispositions – The Company and its subsidiaries own additional parcels of land in Connecticut and Maine, which may be suitable in the future for disposition or for further protection through conservation easements, through sale or by donation to municipalities, other local governments or private charitable entities such as local land trusts.  In Connecticut, these additional parcels would include certain Class I and II parcels previously identified for long term conservation by the Connecticut Department of Energy and Environmental Protection (DEEP), which have restrictions on development and resale based on provisions of the Connecticut General Statutes.  In Maine, these parcels include primarily company-owned land used for water supply protection, and a permanent conservation easement may be appropriate for some parcels to ensure the permanent protection of the watersheds, while balancing the appropriate community and recreational use of the land.

Capital Expenditures – The Company has received approval from its Board of Directors to spend $45.6 million on capital expenditures in 2014, in part due to increased spending primarily for infrastructure improvements.

CONNECTICUT WATER SERVICE, INC.

NOTE 17:  QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data for the years ended December 31, 2013 and 2012 appears below (in thousands, except for per share data):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2013	2012	2013	2012	2013	2012	2013	2012
Operating Revenues	$19,729	$18,540	$22,545	$21,348	$27,632	$24,461	$21,575	$19,489
Total Utility Operating Income	3,565	3,727	5,438	5,199	10,249	7,961	3,597	3,534
Net Income	2,613	1,910	4,310	4,163	9,442	5,974	1,904	1,593
Basic Earnings per Common Share	0.24	0.22	0.40	0.48	0.87	0.69	0.17	0.16
Diluted Earnings per Common Share	0.24	0.22	0.39	0.47	0.86	0.67	0.17	0.16

Exhibit Number	Description
3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).
3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 16, 2007. (Exhibit 3.1 to Form 8-K filed on August 21, 2007).
3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001. (Exhibit 3.4 to Form 10-K for the year ended 12/31/01).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended 3/31/03).
4.1	Bond Purchase Agreement dated as of March 12, 2004, among The Connecticut Water Company and A.G. Edwards & Sons, Inc. (Exhibit 4.18 to Form 10-Q for the quarter ended 3/31/04).
4.2	Indenture of Trust, dated as of March 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee. (Exhibit 4.19 to Form 10-Q for the quarter ended 3/31/04).
4.3	Reimbursement and Credit Agreement, dated as of March 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island. (Exhibit 4.20 to Form 10-Q for the quarter ended 3/31/04).
4.4	Letter of Credit issued by Citizen’s Bank of Rhode Island, dated as of March 4, 2004. (Exhibit 4.21 to Form 10-Q for the quarter ended 3/31/04).
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

10.2	Directors and Officers Liability and Corporation Reimbursement Insurance. (Exhibit 10.2 to Registration Statement No. 2‑74938).
10.3	Directors Deferred Compensation Plan, effective as of January 1, 1980, as amended as of January 1, 2008. (Exhibit 10.7 to Form 8-K filed on January 30, 2008).
10.4	Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit-Sharing Plan, effective as of January 1, 2012.
10.5	Agreement dated August 13, 1986 between The Connecticut Water Company and the Metropolitan District. (Exhibit 10.14 to Form 10-K for the year ended 12/31/86).
10.6	Dividend Reinvestment and Common Stock Purchase Plan, as amended and restated as of January 1, 2012. (Exhibit 4 to Form S-3, Registration Statement No. 333-176867, filed on September 16, 2011).
10.7	Contract for Supplying Bradley International Airport. (Exhibit 10.21 to Form 10-K for the year ended 12/31/84).
10.8	Report of South Windsor Task Force. (Exhibit 10.23 to Form 10-K for the year ended 12/31/87).
10.9	Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. (Exhibit 10.21 to Form 10-K for year ended 12/31/89).
10.10	1994 Performance Stock Program, as amended and restated as of April 26, 2002. (Exhibit A to Proxy Statement dated 3/19/02).
10.10a
First Amendment to The Connecticut Water Service, Inc. Performance Stock Program Amended and Restated as of April 26, 2002 (the “Plan”) dated December 1, 2005. (Exhibit 10.22a to Form 10-K for the year ended 12/31/05).

10.10b	Second Amendment to The Connecticut Water Service, Inc. Performance Stock Program Amended and Restated as of April 26, 2002 (the “Plan”) dated January 1, 2008. (Exhibit 10.5 to 8-K filed on 1/30/08).

10.11	2004 Performance Stock Program, as of April 23, 2004. (Appendix A to Proxy Statement dated 3/12/04).
10.11a	First Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 7, 2004. (Exhibit 10.23f to Form 10-K for the year ended 12/31/05).
10.11b	Second Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 1, 2008. (Exhibit 10.6 to Form 8-K filed on 1/30/08).
10.11c	Connecticut Water Service, Inc. Performance Stock Program Incentive Stock Option Grant Form. (Exhibit 10.1 to Form 10-Q for the quarter ended 9/30/04).
10.11d	Connecticut Water Service, Inc. Performance Stock Program Non-Qualified Stock Option Grant Form. (Exhibit 10.2 to Form 10-Q for the quarter ended 9/30/04).
10.11e	Restricted Stock Agreement, standard form for officers, dated December 1, 2005 (Exhibit 10.1 to Form 8-K dated 1/13/06).
10.11f	Long-Term Performance Award Agreement, standard form for officers, dated January 11, 2006 (Exhibit 10.2 to Form 8-K dated 1/13/06).
10.11g	Performance Award Agreement, standard form for officers, dated January 11, 2006 (Exhibit 10.3 to Form 8-K dated 1/13/06).

10.12
Form of Amended Restated Employment Agreement with the Company’s executive officers (Exhibit 10.19 to Form 10-K for year ended December 31, 2008), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Terrance P. O’Neill
d)  Eric W. Thornburg
e)  Maureen P. Westbrook

10.13	Form of Amended Restated Employment Agreement with the Company’s executive officers (Exhibit 10.20 to Form 10-K for year ended December 31, 2008), including: a) Kristen A. Johnson b) Nicholas A. Rinaldi
10.14
First Amendment to Amended and Restated Employment Agreement between the Company, The Connecticut Water Company and Kristen A. Johnson, dated March 8, 2013 (Exhibit 10.17 to Form 10-K for the year ended December 31, 2012).

10.15	First Amendment to Employment Agreement between the Company, the Maine Water Company and Judy E. Wallingford, dated March 8, 2013 (Exhibit 10.18 to Form 10-K for the year ended December 31, 2012).
10.16
Form of Amended and Restated Supplemental Executive Retirement Agreement with the Company’s executive officers (Exhibit 10.21 to Form 10-K for year ended December 31, 2008), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Kristen A. Johnson
d) Terrance P. O’Neill
e)  Nicholas A. Rinaldi
f)  Eric W. Thornburg
g)  Maureen P. Westbrook

10.17
Form of Amended and Restated Deferred Compensation Agreement with the Company’s executive officers (effective January 1, 2011) (Exhibit 10.20 to Form 10-K for the year ended December 31, 2010), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Kristen A. Johnson
d)  Terrance P. O’Neill
e)  Nicholas A. Rinaldi
f)  Eric W. Thornburg
g)  Maureen P. Westbrook

10.17a	Deferred Compensation Agreement between The Connecticut Water Company and Eric W. Thornburg, dated December 30, 2011 (Exhibit 10.4 to Form 8-K filed on 1/3/12).
10.17b
Form of amendment to Deferred Compensation Agreement, dated as of December 30, 2011, with the following Company officers (Exhibit 10.20b to Form 10-K for the year ended December 31, 2011):
a) David C. Benoit
b) Maureen P. Westbrook
c) Kristen A. Johnson

10.17c	Deferred Compensation Agreement between The Connecticut Water Company and Eric W. Thornburg, dated December 30, 2011. (Exhibit 10.4 to Form 8-K filed on January 3, 2012)

10.17d
Deferred Compensation Agreement between Connecticut Water Service, Inc. and Judy E. Wallingford, dated December 11, 2011, effective January 3, 2012. (Exhibit 20.d of the Form 10-K for the year ended December 31, 2011).

10.18	Master Loan Agreement and Promissory Note between Connecticut Water Service, Inc. and CoBank, ACB, dated June 29, 2009. (Exhibit 10.1 to Form 8-K filed on July 2, 2009)
10.18a	First Amendment to Promissory Note and Supplement, dated July 26, 2011, between Connecticut Water Service, Inc. and CoBank ACB (Exhibit 10.1 to Form 8-K filed on July, 29 2011).
10.18b	Amendment to the Master Loan Agreement between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.1 to Form 8-K filed on January, 3 2012).
10.18c	Promissory Note and Single Advance Term Loan Supplement (Loan 1) between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.2 to Form 8-K filed on January 3, 2012).
10.18d	Promissory Note and Single Advance Term Loan Supplement (Loan 2) between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.3 to Form 8-K filed on January 3, 2012).
10.19	Line of credit agreement dated August 12, 2009 between RBS Citizens, National Association and Connecticut Water Service, Inc. (Exhibit 10.2 to Form 10-Q for the quarter ending September 30, 2009)
10.19a	Letter Amendment dated May 5, 2010 between RBS Citizen's, National Association and Connecticut Water Service, Inc. (Exhibit 10.2 to Form 10-Q filed on 5/7/10).
10.19b	Second Amendment to RBS Citizens Line of Credit Agreement, dated June 1, 2011. (Exhibit 10.22 of the Form 10-K for the year ended December 31, 2011)
10.20
Third Amendment to 2009 Promissory Note and Supplement, between Connecticut Water Service, Inc. and CoBank, dated September 4, 2012 (Exhibit 10.1 to current report on Form 8-K filed on Sept. 10, 2012).

10.21
First Amendment to 2012 Promissory Note and Supplement, between Connecticut Water Service, Inc. and CoBank, ACB, dated September 4, 2012 (Exhibit 10.2 to current report on Form 8-K filed on Sept. 10, 2012

10.22	Letter Agreement between Connecticut Water Service, Inc. and RBS Citizens, National Association, dated October 12, 2012 (Exhibit 10.1 to current report on Form 8-K dated Oct. 18, 2012).
10.23	Third Allonge to Demand Promissory Note, dated October 12, 2012 (Exhibit 10.2 to current report on Form 8-K dated Oct. 18, 2012).
10.24	Master Loan Agreement between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.1 to current report on Form 8-K filed on Nov. 2, 2012).
10.25	Promissory Note and Single Advance Term Loan Supplement (Loan 1) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.2 to Form 8-K filed on Nov. 2, 2012).
10.26	Promissory Note and Single Advance Term Loan Supplement (Loan 2) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.3 to Form 8-K filed on Nov. 2, 2012).
10.27	Promissory Note and Single Advance Term Loan Supplement (Loan 3) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.4 to Form 8-K filed on Nov. 2, 2012).
10.28	Promissory Note and Single Advance Term Loan Supplement (Loan 4) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.5 to Form 8-K filed on Nov. 2, 2012).
10.29	Guarantee of Payment (Limited) by Connecticut Water Service, Inc., dated October 29, 2012 (Exhibit 10.6 to Form 8-K filed on Nov. 2, 2012).
10.30
Amended and Restated Master Loan Agreement between the Maine Water Company and CoBank, ACB, dated December 1, 2012 and entered into on December 7, 2012 (Exhibit 10.1 to Form 8-K filed on Dec. 7, 2012).

10.31
Promissory Note and Single Advance Term Loan Supplement between the Maine Water Company and CoBank, ACB, dated December 1, 2012 and entered into on December 7, 2012 (Exhibit 10.2 to Form 8-K filed on Dec. 7, 2012).

10.32	Promissory Note and Single Advance Term Loan Supplement between The Connecticut Water Company and CoBank, ACB, dated March 5, 2013, is filed herewith (Exhibit 10.1 to Form 8-K filed on March 6, 2013).
10.33	Amendment to Guarantee of Payment (Limited) by Connecticut Water Service, Inc., dated March 5, 2013(Exhibit 10.2 to Form 8-K filed on March 6, 2013).
10.34	Loan Agreement by and between The Maine Water Company and Maine Municipal Bond Bank dated June 3, 2013 (Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2013).
10.35	Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit-Sharing Plan, effective as of January 1, 2012 (Exhibit 10.1 to the Company’s Form 10-Q filed on May 8, 2013).
10.36*	Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit-Sharing Plan, effective as of December 31, 2013.

10.37
Settlement Agreement between and among The Connecticut Water Company, Office of Consumer Counsel and the Attorney General for the State of Connecticut, dated June 28, 2013 (Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2013).

16.1	Letter of PricewaterhouseCoopers, LLP, dated March 18, 2013 (incorporated by reference from Exhibit 16 to the Company’s current report on Form 8-K filed on March 18, 2013).
21*	Connecticut Water Service, Inc. Subsidiaries Listing.
23.1*	Consent of ParenteBeard LLC, the Company's current Independent Registered Public Accounting Firm.
23.2*	Consent of PricewaterhouseCoopers LLP, the Company's former Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.
31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.
32.1**	Certification of Eric W. Thornburg, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
Note:	Exhibits 10.1 through 10.5l, 10.13 through 10.15g, and 10.19 through 10.20d set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

* = filed herewith
** = furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTICUT WATER SERVICE, INC. Registrant
March 17, 2014	By /s/ Eric W. Thornburg Eric W. Thornburg Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Connecticut Water Service, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric W. Thornburg Eric W. Thornburg	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 17, 2014
/s/ David C. Benoit David C. Benoit	Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 17, 2014
/s/ Nicholas A. Rinaldi Nicholas A. Rinaldi	Controller (Principal Accounting Officer)	March 17, 2014

Signature	Title	Date
/s/ Mary Ann Hanley Mary Ann Hanley	Director	March 12, 2014
/s/ Heather Hunt Heather Hunt	Director	March 12, 2014
/s/ Mark G. Kachur Mark G. Kachur	Director	March 12, 2014
/s/ Richard H. Foote Richard H. Foote	Director	March 12, 2014
/s/ Arthur C. Reeds Arthur C. Reeds	Director	March 12, 2014
/s/ Lisa J. Thibdaue Lisa J. Thibdaue	Director	March 12, 2014
/s/ Carol P. Wallace Carol P. Wallace	Director	March 12, 2014
/s/ Judith E. Wallingford Judith E. Wallingford	Director	March 12, 2014

CONNECTICUT WATER SERVICE, INC. and SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance Beginning of Year	Beginning Balance Adjustments (1)	Additions Charged to Income	Deductions From Reserves(2)	Balance End of Year
Allowance for Uncollectible Accounts
Year Ended December 31, 2013	$1,058	$—	$533	$464	$1,127
Year Ended December 31, 2012	$1,088	$187	$315	$532	$1,058
Year Ended December 31, 2011	$1,061	$—	$660	$633	$1,088

(1) Includes beginning balances of Maine Water Company and BSWC of $32 and $155, respectively.
(2) Amounts charged off as uncollectible after deducting recoveries.