Form 10-Q
period 2014-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2014-05-08
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
11,080,435
Number of shares of common stock outstanding, May 1, 2014
(Includes 197,929 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
March 31, 2014

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	March 31, 2014	December 31, 2013
Utility Plant	$642,703	$639,704
Construction Work in Progress	13,947	12,066
	656,650	651,770
Accumulated Provision for Depreciation	(182,947)	(179,894)
Net Utility Plant	473,703	471,876
Other Property and Investments	7,626	7,388
Cash and Cash Equivalents	15,275	18,371
Accounts Receivable (Less Allowance, 2014 - $1,087; 2013 - $1,127)	11,375	12,340
Accrued Unbilled Revenues	7,083	7,624
Materials and Supplies, at Average Cost	1,598	1,633
Prepayments and Other Current Assets	8,460	6,928
Total Current Assets	43,791	46,896
Restricted Cash	4,613	5,777
Unamortized Debt Issuance Expense	6,704	6,841
Unrecovered Income Taxes - Regulatory Asset	48,757	47,135
Pension Benefits - Regulatory Asset	2,835	3,085
Post-Retirement Benefits Other Than Pension - Regulatory Asset	1,361	1,288
Goodwill	31,685	31,685
Deferred Charges and Other Costs	8,929	8,840
Total Regulatory and Other Long-Term Assets	104,884	104,651
Total Assets	$630,004	$630,811
CAPITALIZATION AND LIABILITIES
Common Stockholders' Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2014 - 11,078,336; 2013 - 11,038,232	$139,176	$138,591
Retained Earnings	59,519	59,277
Accumulated Other Comprehensive Loss	(57)	(115)
Common Stockholders' Equity	198,638	197,753
Preferred Stock	772	772
Long-Term Debt	174,400	175,042
Total Capitalization	373,810	373,567
Current Portion of Long-Term Debt	4,131	4,121
Accounts Payable and Accrued Expenses	6,494	10,846
Accrued Interest	1,449	753
Current Portion of Refund to Customers - Regulatory Liability	6,199	4,650
Other Current Liabilities	2,261	2,359
Total Current Liabilities	20,534	22,729
Advances for Construction	28,508	28,718
Deferred Federal and State Income Taxes	47,714	47,470
Unfunded Future Income Taxes	48,345	46,723
Long-Term Compensation Arrangements	21,287	20,651
Unamortized Investment Tax Credits	1,395	1,414
Refund to Customers - Regulatory Liability	6,199	7,749
Other Long-Term Liabilities	1,016	1,018
Total Long-Term Liabilities	154,464	153,743
Contributions in Aid of Construction	81,196	80,772
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$630,004	$630,811

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
(In thousands, except per share amounts)

	2014	2013
Operating Revenues	$20,260	$19,729
Operating Expenses
Operation and Maintenance	10,667	10,378
Depreciation	2,808	2,704
Income Taxes	494	1,128
Taxes Other Than Income Taxes	2,387	2,160
Total Operating Expenses	16,356	16,370
Net Operating Revenues	3,904	3,359
Other Utility Income, Net of Taxes	185	206
Total Utility Operating Income	4,089	3,565
Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	433	386
Allowance for Funds Used During Construction	98	54
Other	18	(61)
Total Other Income, Net of Taxes	549	379
Interest and Debt Expense
Interest on Long-Term Debt	1,751	1,787
Other Interest (Income) Charges, Net	(158)	(543)
Amortization of Debt Expense and Premium, Net	59	87
Total Interest and Debt Expense	1,652	1,331
Net Income	2,986	2,613
Preferred Stock Dividend Requirement	9	9
Net Income Applicable to Common Stock	$2,977	$2,604
Weighted Average Common Shares Outstanding:
Basic	10,869	10,803
Diluted	11,061	10,965
Earnings Per Common Share:
Basic	$0.27	$0.24
Diluted	$0.27	$0.24
Dividends Per Common Share	$0.2475	$0.2425

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013
Net Income	$2,986	$2,613
Other Comprehensive Income/(Loss), net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) benefit of $(13) in 2014 and $17 in 2013	61	(25)
Unrealized (loss) gain on investments, net of tax benefit (expense) of $2 in 2014 and $(32) in 2013	(3)	48
Other Comprehensive Income, net of tax	58	23
Comprehensive Income	$3,044	$2,636

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
(In thousands, except per share amounts)

	2014	2013
Balance at Beginning of Period	$59,277	$51,804
Net Income	2,986	2,613
	62,263	54,417
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	6	6
Common Stock - 2014 $0.2475 per share; 2013 $0.2425 per share	2,735	2,652
	2,744	2,661
Balance at End of Period	$59,519	$51,756

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013
Operating Activities:
Net Income	$2,986	$2,613
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Revenues	(47)	60
Provision for Deferred Income Taxes and Investment Tax Credits, Net	226	1,504
Allowance for Funds Used During Construction	(98)	(54)
Depreciation and Amortization (including $291 and $296 in 2014 and 2013 charged to other accounts)	3,099	3,000
Change in Assets and Liabilities:
Decrease in Accounts Receivable and Accrued Unbilled Revenues	1,506	608
Increase in Prepaid Income Taxes and Prepayments and Other Current Assets	(1,498)	(1,465)
Decrease in Other Non-Current Items	715	4
Decrease in Accounts Payable, Accrued Expenses and Other Current Liabilities	(1,933)	(1,684)
Total Adjustments	1,970	1,973
Net Cash and Cash Equivalents Provided by Operating Activities	4,956	4,586
Investing Activities:
Net Additions to Utility Plant Used in Continuing Operations	(6,402)	(5,447)
Release of Restricted Cash	1,165	—
Net Cash and Cash Equivalents Used in Investing Activities	(5,237)	(5,447)
Financing Activities:
Proceeds from Interim Bank Loans	—	1,041
Repayment of Interim Bank Loans	—	(1,660)
Proceeds from the Issuance of Long-Term Debt	—	14,550
Proceeds from Issuance of Common Stock	419	393
Repayment of Long-Term Debt Including Current Portion	(554)	(14,776)
Advances from (refunds to) Others for Construction	64	(100)
Cash Dividends Paid	(2,744)	(2,661)
Net Cash and Cash Equivalents Used in Financing Activities	(2,815)	(3,213)
Net Decrease in Cash and Cash Equivalents	(3,096)	(4,074)
Cash and Cash Equivalents at Beginning of Period	18,371	13,150
Cash and Cash Equivalents at End of Period	$15,275	$9,076
Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$247	$332
Short-term Investment of Bond Proceeds Held in Restricted Cash	$4,613	$9,821
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$969	$749
State and Federal Income Taxes	$75	$1,450

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. (the “Company”) and its wholly-owned subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  The Company’s primary operating subsidiaries are: The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”). The Biddeford & Saco Water Company ("BSWC") was merged with and into Maine Water, with Maine Water remaining as the surviving entity, effective January 1, 2014. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2013 (the "10-K").

Certain reclassifications have been made to the 2013 Condensed Consolidated Statement of Cash Flows to conform previously reported data to the current presentation.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

Regulatory Matters

The rates we charge our Connecticut water customers are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority ("PURA").  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water’s allowed return on equity and return on rate base, effective as of July 14, 2010 are 9.75% and 7.32%, respectively.

On January 25, 2013, Connecticut Water filed a Water Infrastructure Conservation Adjustment ("WICA") application with the PURA requesting an additional 1.08% surcharge to customer bills related to approximately $6.5 million spending on WICA projects. This application also reduced the surcharge by 0.09% for the prior year reconciliation adjustment which expired April 1, 2013.  On January 30, 2013, Connecticut Water filed for a 0.10% reconciliation adjustment for the 2012 shortfall in WICA, to become effective April 1, 2013.  On March 25, 2013, the PURA approved an additional 1.06% surcharge, effective April 1, 2013. Additionally, on March 27, 2013, the PURA approved a 0.10% reconciliation adjustment, effective April 1, 2013. As of April 1, 2013, Connecticut Water's cumulative WICA surcharge was 6.80%.

On July 25, 2013, Connecticut Water filed a WICA application with the PURA requesting an additional 1.09% surcharge to customers' bills, representing approximately $5.6 million in WICA related projects. On September 18, 2013 the PURA approved the 1.09% surcharge with the new rates becoming effective on October 1, 2013. As of October 1, 2013, the cumulative WICA surcharge was 7.89%.

On June 5, 2013, the Connecticut's General Assembly passed Public Act 13-78, "An Act Concerning Water Infrastructure and Conservation, Municipal Reporting Requirements and Unpaid Utility Accounts at Multi-Family Dwellings" ("PA 13-78"), which authorized a Water Revenue Adjustment ("WRA") to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, PA 13-78 raised the cap for WICA charges to 10%, from 7.5%, between general rate cases and expands the eligible projects to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

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

The Settlement Agreement contemplates that Connecticut Water would adopt regulations issued by the Internal Revenue Service ("IRS") that allows the Company to adopt an alternative method for determining how expenditures related to tangible property can be treated for federal tax purposes for tax years beginning on or after January 1, 2012.  This tax accounting method change treats certain expenditures that the Company historically capitalized for tax purposes, as a deductible repair expense on its tax return.  The adoption of the tax accounting method change allows Connecticut Water to record a favorable “catch up adjustment” on the Company's consolidated 2012 federal tax return which was filed in September 2013. The Company filed for a tax refund of approximately $13.6 million by carrying back the net operating loss generated from this adjustment.

The Settlement Agreement includes, as a result of negotiated compromise of the parties' respective positions, the following key elements related to the Connecticut Water Rate Reduction Plan:

1)    Connecticut Water crediting its water customers with the amount of the catch up adjustment plus the amount by which 2012 federal income taxes are reduced by the repair deduction (the deduction amount filed on the Company's 2012 federal tax return was approximately $45 million) that would be offset in whole or in part by an anticipated rate increase arising from the WRA authorized by the State of Connecticut in Public Act No. 13-78 with any associated net change in rates reflected on Connecticut Water customers' bills as of April 1, 2014;

2)    Resetting Connecticut Water's adjustment under Connecticut's WICA mechanism to zero by integrating the present WICA surcharge of 7.89% into Connecticut Water's base rates; and

3)    Connecticut Water agreeing not to file for a general rate increase (except under extraordinary circumstances outside Connecticut Water's control) for new rates to be effective any sooner than October 1, 2015.

In the Settlement Agreement, the parties also requested that PURA approve an accounting treatment for Connecticut Water to: 1) allow for the deferral of the tax refund described above and a credit of the tax benefit to customers over a proposed two-year period through a credit on water bills issued which started on April 1, 2014 and 2) as discussed above, use the WRA to defer on the balance sheet as a regulatory asset or liability, for later collection from or crediting to customers of the amount by which actual revenues deviate from the revenues allowed in Connecticut Water's most recent general rate proceedings, including WICA proceedings. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs.

On August 30, 2013, the PURA issued a final decision approving the Settlement Agreement. Connecticut Water began to issue a credit on customers' bills of approximately 8.5% on April 1, 2014, related to the repair deduction. Additionally, Connecticut Water began adding an approximate 4.5% surcharge to customer bills related to the WRA for a net surcredit of approximately 4.0%.

Connecticut Water's allowed revenues for the three months ended March 31, 2014, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $15.7 million. Through normal billing for the three months ended March 31, 2014, revenue for Connecticut Water would have been approximately $15.6 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded approximately $107,000 in additional revenue for the three months ended March 31, 2014. As of March 31, 2014, the Company has $3.4 million in deferred revenues as a regulatory asset to be recovered from customers found on the "Prepayments and Other Current Assets" and "Deferred Charges and Other Costs" lines on the Condensed Consolidated Balance Sheet.

The rates we charge our Maine water customers are established under the jurisdiction of and are approved by the Maine Public Utility Commission ("MPUC"). It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Maine Water’s average allowed return on equity and return on rate base, as of March 31, 2014 were 9.50% and 7.96%, respectively.

In April 2013, Maine Water filed for rate increases in three of its divisions, totaling approximately $94,000 in additional revenue, driven primarily by declining consumption and small expense increases. On July 9, 2013, the MPUC approved rate increases totaling $88,000 for these divisions, to be effective July 1, 2013. In June 2013, Maine Water filed for rate increases in three additional divisions, totaling approximately $554,000 in additional revenue, driven primarily by capital expenditures, declining consumption and small expense increases. Two of these cases were approved by the MPUC with additional annual revenue of $90,000 effective November 1, 2013. The remaining case was approved by the MPUC during the first quarter of

2014 and approved an annual increase of $340,000, effective March 25, 2014.

Effective June 2013, a Water Infrastructure Surcharge (“WISC”) is available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. Maine Water's first WISC surcharge has been approved and was effective as of February 1, 2014, representing an annual increase of $6,500. Additionally, the MPUC approved a second WISC filing effective May 1, 2014, granting an annual increase of $113,000.

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three months ended March 31, 2014 and 2013.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31,	2014	2013
Service Cost	$488	$587
Interest Cost	763	698
Expected Return on Plan Assets	(889)	(808)
Amortization of:
Prior Service Cost	18	18
Net Loss	273	538
Net Periodic Benefit Cost	$653	$1,033

The Company plans to make a contribution to its defined benefit pension plan of $3,426,000 in 2014 for the 2013 plan year, as allowed by the current funding status.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31,	2014	2013
Service Cost	$154	$161
Interest Cost	160	125
Expected Return on Plan Assets	(77)	(75)
Other	56	56
Amortization of:
Prior Service Cost	(201)	(201)
Recognized Net Loss	68	97
Net Periodic Benefit Cost	$160	$163

3.	Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of unexercised stock options):

Three months ended March 31,	2014	2013
Common Shares Outstanding End of Period:	11,078,336	10,982,430
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	10,868,784	10,803,230
Diluted	11,061,324	10,964,794

Basic Earnings per Share	$0.27	$0.24
Dilutive Effect of Unexercised Stock Options	—	—
Diluted Earnings per Share	$0.27	$0.24

Total unrecognized compensation expense for all stock awards was approximately $1.9 million as of March 31, 2014 and will be recognized over a weighted average period of 1.4 years.

4.	New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carry-forward, or similar tax loss or tax credit carry-forward, rather than as a liability when (1) the uncertain tax position would reduce the Net Operating Loss or other carry-forward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This ASU was effective prospectively for fiscal years beginning after December 15, 2013. The adoption of this guidance did not materially impact our consolidated financial position.

In January 2014, the FASB issued ASU No. 2014-05, “Service Concession Arrangements.” The ASU clarifies that an operating entity should not account for a services concession arrangement with a public-sector grantor as a lease if: (1) the grantor controls or has the ability to modify or approve the services the operating entity must provide, to whom it must provide them, and at what price and (2) the grantor controls any residual interest in the infrastructure at the end of the arrangement. In addition, the infrastructure used in a service concession arrangement would not be recognized as property, plant and equipment of the operating entity. The ASU is to be applied on a modified retrospective basis to service concession arrangements outstanding upon adoption and will be effective for the Company beginning January 1, 2015. The Company is currently assessing the impact of this standard on its consolidated financial statements and footnote disclosures, but does not expect that the adoption of this guidance will materially impact our consolidated financial position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income/(Loss) ("AOCI") by component, net of tax, for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

Three Months Ended March 31, 2014	Interest Rate Swap	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$—	$259	$(374)	$(115)
Other Comprehensive Income Before Reclassification	—	(14)	—	(14)
Amounts Reclassified from AOCI	—	11	61	72
Net current-period Other Comprehensive Income	—	(3)	61	58
Ending Balance	$—	$256	$(313)	$(57)

Three Months Ended March 31, 2013	Interest Rate Swap	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$(41)	$69	$(1,356)	$(1,328)
Other Comprehensive Income Before Reclassification	—	37	—	37
Amounts Reclassified from AOCI	—	11	(25)	(14)
Net current-period Other Comprehensive Income	—	48	(25)	23
Ending Balance	$(41)	$117	$(1,381)	$(1,305)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statement of Income for the three months ended March 31, 2014 and 2013 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Three Months Ended March 31, 2014(a)	Amounts Reclassified from AOCI Three Months Ended March 31, 2013(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$18	$18	Other Income
Tax expense	(7)	(7)	Other Income
	11	11

Amortization of Recognized Net Gain from Defined Benefit Items	74	(42)	Other Income (b)
Tax (expense)/benefit	(13)	17	Other Income
	61	(25)

Total Reclassifications for the period, net of tax	$72	$(14)

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Long-Term Debt

Long-Term Debt at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

		2014	2013
Connecticut Water Service, Inc.:
4.09%	Term Loan Note	$16,186	$16,420
The Connecticut Water Company:
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.10%	2009 A Series, Due 2039	19,950	19,950
5.00%	2011 A Series, Due 2021	23,615	23,602
3.16%	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	CoBank Note Payable, Due 2033	14,550	14,550
Total The Connecticut Water Company		134,775	134,762
The Maine Water Company:
8.95%	1994 Series G, Due 2024	9,000	9,000
2.68%	1999 Series J, Due 2019	424	474
0.00%	2001 Series K, Due 2031	697	739
2.58%	2002 Series L, Due 2022	83	90
1.53%	2003 Series M, Due 2023	381	401
1.73%	2004 Series N, Due 2024	451	451
0.00%	2004 Series O, Due 2034	133	140
1.76%	2006 Series P, Due 2026	431	451
1.57%	2009 Series R, Due 2029	237	242
0.00%	2009 Series S, Due 2029	695	717
0.00%	2009 Series T, Due 2029	1,949	2,012
0.00%	2012 Series U, Due 2042	165	171
1.00%	2013 Series V, Due 2033	1,385	1,410
2.52%	CoBank Note Payable, Due 2017	1,965	1,965
6.45%	BSWC Series M, Due 2014	2,700	2,700
7.72%	BSWC Series L, Due 2018	2,250	2,250
2.40%	BSWC Series N, Due 2022	1,251	1,297
1.86%	BSWC Series O, Due 2025	862	862
2.23%	BSWC Series P, Due 2028	1,354	1,354
Various	Various Capital Leases	63	70
Total The Maine Water Company		26,476	26,796
Add: Acquisition Fair Value Adjustment		1,094	1,185
Less: Current Portion		(4,131)	(4,121)
Total Long-Term Debt		$174,400	$175,042

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

On March 5, 2013, Connecticut Water and CoBank, ACB ("CoBank") entered into a Promissory Note and Single Advance Term Loan Supplement to an existing Master Loan Agreement (the “Note”) in which CoBank agreed to make an additional

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loan to Connecticut Water in an aggregate principal amount of up to $14,550,000, with a maturity date of March 4, 2033. Additionally, the Company entered into an Amendment to the Guarantee dated March 5, 2013 (the “Guarantee Amendment”), pursuant to which the Company agreed to guarantee the payment of certain of Connecticut Water's obligations under the Note pursuant to the same terms of the Guarantee. Connecticut Water used substantially all of the proceeds of the Loans to refinance the 2007 A Series bonds outstanding.

On June 3, 2013, Maine Water completed the issuance of $1,409,888 aggregate principal amount of its First Mortgage Bonds, Series V, 1.0% due April 1, 2033 (the “Bonds”). The Bonds were issued by Maine Water to the Maine Municipal Bond Bank (the “Bank”) and the proceeds of the issuance were loaned (the “Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of June 3, 2013. The proceeds of the Loan are being used by Maine Water to fund various water facilities projects.

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company and its subsidiaries were in compliance with all covenants at March 31, 2014.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,866	$—	$2,866
Money Market Fund	80	—	—	80
Mutual Funds:
Equity Funds (1)	1,475	—	—	1,475
Total	$1,555	$2,866	$—	$4,421

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,843	$—	$2,843
Money Market Fund	62	—	—	62
Mutual Funds:
Equity Funds (1)	1,528	—	—	1,528
Total	$1,590	$2,843	$—	$4,433

(1)	Mutual funds consist primarily of equity securities and are presented on the Other Property and Investments line item of the Company's Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Long-Term Debt – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of March 31, 2014 and December 31, 2013, the estimated fair value of the Company's long-term debt was $182,449,000 and $178,526,000, respectively, as compared to the carrying amounts of $174,400,000 and $175,042,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is the benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

Advances for Construction – Customer advances for construction have a carrying amount of $28,508,000 and $28,718,000 at March 31, 2014 and December 31, 2013, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals. Financial data for the segments is as follows (in thousands):

Three Months Ended March 31, 2014
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$20,620	$2,918	$365	$2,553
Real Estate Transactions	—	—	—	—
Services and Rentals	1,412	710	277	433
Total	$22,032	$3,628	$642	$2,986

Three Months Ended March 31, 2013
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$20,128	$3,550	$1,323	$2,227
Real Estate Transactions	—	—	—	—
Services and Rentals	1,389	653	267	386
Total	$21,517	$4,203	$1,590	$2,613

The revenues shown in Water Activities above consisted of revenues from water customers of $20,260,000 and $19,729,000 for the three months ended March 31, 2014 and 2013, respectively.  Additionally, there were revenues associated with utility plant leased to others of $360,000 and $399,000 for the three months ended March 31, 2014 and 2013, respectively. The revenues

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

from water customers for the three months ended March 31, 2014 include $107,000 in revenues related to the implementation of the WRA. There were no such revenues for the three months ended March 31, 2013.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.

Assets by segment (in thousands):

	March 31, 2014	December 31, 2013
Total Plant and Other Investments:
Water Activities	$480,584	$478,560
Non-Water	745	704
	481,329	479,264
Other Assets:
Water Activities	136,225	136,246
Non-Water	12,450	15,301
	148,675	151,547
Total Assets	$630,004	$630,811

9.	Income Taxes

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

On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed beginning in the fourth quarter of 2013. The Company is also aware that certain of its peers have been challenged on certain tax credits associated with fixed capital investment and believes that this may be a focus of the State's review. While the Company firmly believes that all fixed capital investment credits are appropriate and conservatively measured, the Company believes, based on recent activities by taxing authorities, that it is more likely than not that the Company's fixed capital investment credits claimed in prior years may be challenged and ultimately disallowed. Through March 31, 2014, the Company has recorded, as required by FASB ASC 740, a provision of $2.0 million, or 100% of the credits recorded for transmission and distribution projects that would be subject to disallowance.

On the 2012 Federal tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the Internal Revenue Services' temporary tangible property regulations. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the Internal Revenue Service that its Federal tax filing for the 2012 tax year will be reviewed beginning in the first quarter of 2014. While the Company believes that the deduction taken on its tax return is appropriate, the methodology for determining the deduction could be challenged by the taxing authorities. Through March 31, 2014, the Company has recorded, as required by FASB ASC 740, a provision of $2.6 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company's Condensed Consolidated Statements of Income.  There were no such charges for the three months ended March 31, 2014 and 2013.  Additionally, there were no accruals relating to interest or penalties as of March 31, 2014 and December 31, 2013.  The Company remains subject to examination by federal authorities for the 2010 through 2012 tax years; and the state authorities for the 2009 through 2012 tax years.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2014 Federal Tax Return to be filed in September 2015. As a result, through the first quarter of 2014, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2014 and has reflected that deduction in its effective tax rate at 75% of the expected $15 million of infrastructure improvement. Consistent with other differences between book and tax expenditures, the Company is required to flow-through any timing differences not required by the Internal Revenue Service to be normalized.

The Company’s effective income tax rate for the three months ended March 31, 2014 and 2013 was 17.7% and 37.8%, respectively.  The Company's effective tax rate, excluding discrete items booked during the quarter, was 23.3% for the three months ended March 31, 2014. These discrete items included an adjustment related to the recording in the first quarter of 2014, of a tax benefit associated with the amortization of the fair value of debt in connection with the purchases of Maine Water and BSWC. The statutory income tax rates during each period were 41%.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations in the current year.

10.	Lines of Credit

The Company entered into a $15 million line of credit agreement with CoBank, ACB, that is currently scheduled to expire on July 1, 2015.  The Company maintains an additional line of credit of $20 million with RBS Citizens, N.A., with an expiration date of June 30, 2015.  As of March 31, 2014, the total lines of credit available to the Company was $35.0 million.  The Company did not have any Interim Bank Loans Payable at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the Company had $35.0 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

General Information

Regulated Companies

The Connecticut Water Company ("Connecticut Water") and The Maine Water Company ("Maine Water"), the Company's regulated operating subsidiaries, derive their rights and franchises to operate from special state acts that are subject to alteration, amendment or repeal by their respective state legislatures and do not grant us exclusive rights to our service areas. Our franchises are free from burdensome restrictions, are unlimited as to time, and authorize us to sell potable water in all the towns we now serve.  There is the possibility that either the State of Connecticut or the State of Maine could attempt to revoke our franchises and allow a governmental entity to take over some or all of our systems.  While we would vigorously oppose any such attempts, from time to time such legislation is contemplated.

The rates we charge our Connecticut water customers are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority ("PURA").  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water's allowed return on equity and return on rate base, effective as of July 14, 2010 are 9.75% and 7.32%, respectively.

On January 25, 2013, Connecticut Water filed a Water Infrastructure Conservation Adjustment ("WICA") application with the PURA requesting an additional 1.08% surcharge to customer bills related to approximately $6.5 million spending on WICA projects. This application also reduced the surcharge by 0.09% for the prior year reconciliation adjustment which expired April 1, 2013.  On January 30, 2013, Connecticut Water filed for a 0.10% reconciliation adjustment for the 2012 shortfall in WICA, to become effective April 1, 2013.  On March 25, 2013, the PURA approved an additional 1.06% surcharge, effective April 1, 2013. Additionally, on March 27, 2013, the PURA approved a 0.10% reconciliation adjustment, effective April 1, 2013. As of April 1, 2013, Connecticut Water's cumulative WICA surcharge was 6.80%.

On July 25, 2013, Connecticut Water filed a WICA application with the PURA requesting an additional 1.09% surcharge to customers' bills, representing approximately $5.6 million in WICA related projects. On September 18, 2013 the PURA approved the 1.09% surcharge with the new rates becoming effective on October 1, 2013. As of October 1, 2013, the cumulative WICA surcharge was 7.89%.

On June 5, 2013, the Connecticut's General Assembly passed Public Act 13-78, "An Act Concerning Water Infrastructure and Conservation, Municipal Reporting Requirements and Unpaid Utility Accounts at Multi-Family Dwellings" ("PA 13-78"), which authorized a Water Revenue Adjustment ("WRA") to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, PA 13-78 raised the cap for WICA charges to 10%, from 7.5%, between general rate cases and expands the eligible projects to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

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

The Settlement Agreement contemplates that Connecticut Water would adopt regulations issued by the Internal Revenue Service ("IRS") that allows the Company to adopt an alternative method for determining how expenditures related to tangible property can be treated for federal tax purposes for tax years beginning on or after January 1, 2012.  This tax accounting method change treats certain expenditures that the Company historically capitalized for tax purposes, as a deductible repair expense on its tax return.  The adoption of the tax accounting method change allows Connecticut Water to record a favorable “catch up adjustment” on the Company's consolidated 2012 federal tax return which was filed in September 2013. The Company filed for a tax refund of approximately $13.6 million by carrying back the net operating loss generated from this adjustment.

The Settlement Agreement includes, as a result of negotiated compromise of the parties' respective positions, the following key elements related to the Connecticut Water Rate Reduction Plan:

1)    Connecticut Water crediting its water customers with the amount of the catch up adjustment plus the amount by which 2012 federal income taxes are reduced by the repair deduction (the deduction amount filed on the Company's 2012 federal tax return was approximately $45 million) that would be offset in whole or in part by an anticipated rate increase arising from the WRA authorized by the State of Connecticut in Public Act No. 13-78 with any associated net change in rates reflected on Connecticut Water customers' bills as of April 1, 2014;

2)    Resetting Connecticut Water's adjustment under Connecticut's WICA mechanism to zero by integrating the present WICA surcharge of 7.89% into Connecticut Water's base rates; and

3)    Connecticut Water agreeing not to file for a general rate increase (except under extraordinary circumstances outside Connecticut Water's control) for new rates to be effective any sooner than October 1, 2015.

In the Settlement Agreement, the parties also requested that PURA approve an accounting treatment for Connecticut Water to: 1) allow for the deferral of the tax refund described above and a credit of the tax benefit to customers over a proposed two-year period through a credit on water bills issued which started on April 1, 2014 and 2) as discussed above, use the WRA to defer on the balance sheet as a regulatory asset or liability, for later collection from or crediting to customers of the amount by which actual revenues deviate from the revenues allowed in Connecticut Water's most recent general rate proceedings, including WICA proceedings. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs.

On August 30, 2013, the PURA issued a final decision approving the Settlement Agreement. Connecticut Water began to issue a credit on customers' bills of approximately 8.5% on April 1, 2014, related to the repair deduction. Additionally, Connecticut Water began adding an approximate 4.5% surcharge to customer bills related to the WRA for a net surcredit of approximately 4.0%.

Connecticut Water's allowed revenues for the three months ended March 31, 2014, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $15.7 million. Through normal billing for the three months ended March 31, 2014, revenue for Connecticut Water would have been approximately $15.6 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $0.1 million in additional revenue for the three months ended March 31, 2014.

The rates we charge our Maine water customers are established under the jurisdiction of and are approved by the Maine Public Utility Commission ("MPUC"). It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Maine Water’s average allowed return on equity and return on rate base, as of March 31, 2014 were 9.50% and 7.96%, respectively.

In April 2013, Maine Water filed for rate increases in three of its divisions, totaling approximately $94,000 in additional revenue, driven primarily by declining consumption and small expense increases. On July 9, 2013, the MPUC approved rate increases totaling $88,000 for these divisions, to be effective July 1, 2013. In June 2013, Maine Water filed for rate increases in three additional divisions, totaling approximately $554,000 in additional revenue, driven primarily by capital expenditures, declining consumption and small expense increases. Two of these cases were approved by the MPUC with additional annual revenue of $90,000 effective November 1, 2013. The remaining case, was approved by the MPUC during the first quarter of 2014 and approved an annual increase of $340,000, effective March 25, 2014.

Effective June 2013, a Water Infrastructure Surcharge (“WISC”) is available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. Maine Water's first WISC surcharge has been approved and was effective as of February 1, 2014, representing an annual increase of $6,500. Additionally, the MPUC approved a second WISC filing effective May 1, 2014, granting an annual increase of $113,000.

On September 3, 2013, an application was filed with the MPUC to merge Maine Water and the Biddeford & Saco Water Company ("BSWC"), with Maine Water as the surviving entity. This application was approved by the MPUC and BSWC was merged with and into Maine Water effective January 1, 2014.

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

The Company and UCONN negotiated a definitive agreement for the Project which was approved by the Board of Trustees at their December 11, 2013 meeting and executed on December 18, 2013. The definitive agreement is consistent with the requirements of the Project’s EIE and record of decision, as approved by the Office of Policy and Management that identified the Company as the preferred option to supply UCONN and the Town of Mansfield, Connecticut with up to 2.2 million gallons of water per day over the next 47 years.  The Company is responsible for obtaining any required regulatory permits, licenses and approvals to implement the water supply solution, including but not limited to those from PURA, the Connecticut Department of Energy and Environmental Protection and the Connecticut Department of Public Health. While there are specific timelines and milestones identified in the agreement that provide for the timely completion of the project, the agreement also recognizes that such completion is dependent upon the receipt of certain regulatory approvals. The Company expects that regulatory approvals will be received by the end of 2014.

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

Critical Accounting Policies and Estimates

The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the PURA and the MPUC to which Connecticut Water and Maine Water, respectively, the Company’s regulated water utility subsidiaries, are subject.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to ASC 980 “Regulated Operations”, revenue recognition (including the WRA), goodwill impairment, income taxes and accounting for pension and other post-retirement benefit plans.  Each of these accounting policies and the application of critical accounting policies and estimates were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Outlook

The following modifies and updates the “Outlook” section of the Company’s 2013 Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water. In Maine the amount of water sold can be dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels. The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to control our operating costs, customer growth in the Company’s core regulated water utility businesses, growth in revenues attributable to non-water sales operations, availability and desirability of land no longer needed for water delivery for land sales, the outcome of the review of the Company's Connecticut state and federal tax filings by the Connecticut Department of Revenue Services and the IRS, respectively, and the timing and adequacy of rate relief when requested, from time to time, by our regulated water companies.

The Company expects Net Income from its Water Activities segment to increase in 2014 over 2013 levels, based, in part, on the ability to take advantage of the WISC surcharge in Maine and the continued utilization of WICA in Connecticut, along with modest growth in its Services and Rentals segment.

The Company believes that the factors described above and those described in detail below under the heading “Commitments and Contingencies” below may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2014 and beyond.  Please also review carefully the risks and uncertainties described in the sections entitled Item 1A – Risk Factors, “Commitments and Contingencies” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the risks and uncertainties described in the “Forward-Looking Information” section below.

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

The Company entered into a $15 million line of credit agreement with CoBank, ACB ("CoBank"), that is currently scheduled to expire on July 1, 2015.  The Company maintains an additional line of credit of $20 million with RBS Citizens, N.A., with an expiration date of June 30, 2015.  As of March 31, 2014, the total lines of credit available to the Company was $35.0 million.  The Company did not have any Interim Bank Loans Payable at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the Company had $35.0 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

On March 5, 2013, Connecticut Water and CoBank entered into a Promissory Note and Single Advance Term Loan Supplement to an existing Master Loan Agreement (the “Note”) in which CoBank agreed to make an additional Loan to Connecticut Water in an aggregate principal amount of up to $14,550,000, with a maturity date of March 4, 2033. Additionally, the Company entered into an Amendment to the Guarantee dated March 5, 2013 (the “Guarantee Amendment”), pursuant to which the Company agreed to guarantee the payment of certain of Connecticut Water's obligations under the Note pursuant to the same terms of the Guarantee. Connecticut Water used substantially all of the proceeds of the Loans to refinance the 2007 A Series bonds outstanding.

On June 3, 2013, Maine Water completed the issuance of $1,409,888 aggregate principal amount of its First Mortgage Bonds, Series V, 1.0% due April 1, 2033 (the “Bonds”). The Bonds were issued by Maine Water to the Maine Municipal Bond Bank (the “Bank”) and the proceeds of the issuance were loaned (the “Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of June 3, 2013. The proceeds of the Loan are being used by Maine Water to fund various water facilities projects.

Credit Rating

On January 17, 2014, Standard & Poor's Ratings Services ("S&P") affirmed its 'A' corporate credit rating on the Company. Additionally, S&P revised the Company’s ratings outlook from negative to stable.  The stable outlook recognizes improvements in financial measures achieved through a combination of recovery of investments (including infrastructure surcharges in both Connecticut and Maine and the WRA in Connecticut) as well as a reduction in our debt to equity ratio through the issuance of equity in December 2012 and the repayment of debt.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) to all registered shareholders, and to the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. During the three months ended March 31, 2014 and 2013, plan participants invested $419,000 and $393,000, respectively, in additional shares as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company. No stock options have been issued by the Company since 2003. As of December 31, 2013, the Company had no outstanding stock options. During the three months ended March 31, 2013, no stock options were exercised.

2014 Construction Budget

The Board of Directors approved a $45.6 million construction budget for 2014, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company is and will use some combination of its internally generated funds, remaining proceeds from its December 2012 equity issuance, borrowings under its available lines of credit, and the funds remaining under Connecticut Water's 2011 and Maine Water's 2013 debt issuances to fund the 2014 construction budget.

As the Company looks forward to the remainder of 2014 and 2015, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery through periodic WICA applications in Connecticut and WISC applications in Maine.  The total cost of that investment may exceed the amount of internally generated funds.  If so, the Company will consider external financing.  In order to maintain a balanced capital structure, we would consider both debt and equity issuances.

Results of Operations

Three months ended March 31
Net Income for the three months ended March 31, 2014 increased from the same period in the prior year by $373,000 to $2,986,000. Earnings per basic average common share increased by $0.03 to $0.27 during the three months ended March 31, 2014.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	March 31, 2014	March 31, 2013	Increase/(Decrease)
Water Activities	$2,553	$2,227	$326
Real Estate Transactions	—	—	—
Services and Rentals	433	386	47
Total	$2,986	$2,613	$373

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $531,000, or 2.7%, to $20,260,000 for the three months ended March 31, 2014 when compared to the same period in 2013.  The primary reason for the increase in revenues was attributable to increased WICA surcharges in Connecticut and higher rates in certain Maine divisions. Additionally, the Company saw a benefit from the implementation of the WRA which allows Connecticut Water to record a revenue adjustment, on a monthly basis, based upon our actual billing compared to approved rates, including WICA surcharges and record a regulatory asset or liability for future collection from or refund to customers. During the three months ended March 31, 2014, the Company recorded approximately $107,000 in additional revenue related to the WRA, there were no WRA revenues recorded in the three months ended March 31, 2013.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $289,000, or 2.8%, for the three months ended March 31, 2014 when compared to the same period of 2013. The following table presents the components of O&M expense (in thousands):

Expense Components	March 31, 2014	March 31, 2013	Increase / (Decrease)
Other benefits	$585	$310	$275
Payroll	3,780	3,525	255
Maintenance	704	621	83
Medical	714	631	83
Water treatment (including chemicals)	691	611	80
Property and liability insurance	340	276	64
Purchased water	300	269	31
Investor relations	151	173	(22)
Regulatory and commission expense	85	113	(28)
Outside services	481	564	(83)
Customer	328	436	(108)
Pension	648	997	(349)
Other	1,860	1,852	8
Total	$10,667	$10,378	$289

The changes in individual items are described below:

•	The increase in Other benefit costs was attributable primarily to an increase in costs associated with certain stock-based compensation awarded to executives;

•
Payroll costs increased in the first quarter of 2014 due to an ongoing procurement project that allocated certain employee time to capital was completed during 2013 and normal wage increases. Employee time that had been charged to capital projects during the first quarter of 2013 returned to O&M at the completion of the project;

•	Medical costs increased due to higher claims and administrative costs during the first quarter of 2014 when compared to the same period in 2013; and

•	The increase in water treatment costs was due primarily to an increase in waste disposal costs and an increase in the cost of chemicals used in 2014.

The increases described above were partially offset by the following decreases to O&M expense:

•
Outside services decreased primarily as a result of the completion of the procurement project discussed above. A portion of the consulting fees paid during this project was expensed through O&M during 2013;

•
Customer costs decreased primarily due to a reduction in bad debt expense. Additionally, the Company saw a reduction in costs associated with postage and customer communications as the Company has implemented a process to directly reach customers with targeted information on their regular bills, which reduced the need for special inserts and one-off mailings; and

•	Pension costs decreased primarily due to an increase in the discount rate.

The Company saw an approximate $104,000, or 3.8%, increase in its Depreciation expense from the three months ended March 31, 2014 compared to the same period in 2013.  The primary driver of this increase was due to higher Utility Plant in Service as of March 31, 2014 compared to March 31, 2013.

Income Tax expense decreased by $634,000 in the first quarter of 2014 when compared to the same period in 2013 due to a lower effective income tax rate, partially offset by higher pre-tax net income. The Company's effective tax rate decreased from 37.8% to 17.7% in the three months ended March 31, 2014 compared to the same period in 2013. The primary reasons for the decrease in the effective tax rate was the inclusion of an estimate for the 2014 repair deduction in the current year provision.

Other Income (Deductions), Net of Taxes increased for the three months ended March 31, 2014 by $170,000. The primary driver of this increase was an increase in the Allowance for Funds Used During Construction ("AFUDC") during the three months ended March 31, 2014.

Total Interest and Debt Expense increased by $321,000 in the three months ended March 31, 2014 when compared to the same period in 2013. This is primarily due to a timing difference in patronage income the Company receives from one of its banking partners. The Company recorded patronage income related to the 2012 year in the first quarter of 2013 and simultaneously began to accrue for 2013 patronage income. During 2014, the Company accrued only for 2014 patronage income.

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

There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the period year December 31, 2013.

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements.  You should read this 10-Q, the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“10-K”) and the documents that we incorporate by reference into the 10-K completely and with the understanding that our actual future results, performance and achievements may be materially different from what we expect.  These forward-looking statements represent our assumptions, expectations and beliefs only as of the date of this 10-Q.  Except for our ongoing obligations to disclose certain information under the federal securities laws, we are not obligated, and assume no obligation, to update these forward-looking statements, even though our situation may change in the future.  For further information or other factors which could affect our financial results and such forward-looking statements, see Part I, Item 1A“Risk Factors” found in the 10-K.  We qualify all of our forward-looking statements by these cautionary statements.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $35.0 million of variable rate lines of credit with two banks, under which the Company did not have any interim bank loans payable at March 31, 2014.

As of March 31, 2014, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II, Item 1A: Risk Factors

Information about the material risks related to our business, financial condition and results of operations for the three months ended March 31, 2014 does not materially differ from that set out under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the information provided elsewhere in this report. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company's business operations, financial condition or operating results.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended March 31, 2014.

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

10.1*	Severance Agreement and General Release, dated March 20, 2014, between Terrance P. O’Neill and Connecticut Water Service, Inc. and The Connecticut Water Company, is filed herewith.

10.2*	Employment Agreement of Craig J. Patla, dated April 1, 2014, is filed herewith.

10.3*	Deferred compensation agreement for Craig J. Patla, dated April 1, 2014, is filed herewith.

10.4	Form of First Amendment to Amended and Restated Employment Agreement (Messrs. Thornburg, Benoit and Bancroft, and Ms. Westbrook). (Exhibit 10.1 to Form 8-K filed on April 3, 2014).

10.5	Form of Second Amendment to Employment Agreement (Ms. Johnson and Ms. Wallingford). (Exhibit 10.2 to Form 8-K filed on April 3, 2014).

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32**	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)

Date:	May 8, 2014	By: /s/ David C. Benoit
David C. Benoit Senior Vice President – Finance and Chief Financial Officer

Date:	May 8, 2014	By: /s/ Nicholas A. Rinaldi
Nicholas A. Rinaldi Controller