Form 10-Q
period 2014-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2014-08-08
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014 or

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
11,099,574
Number of shares of common stock outstanding, August 1, 2014
(Includes 199,440 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
June 30, 2014

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	June 30, 2014	December 31, 2013
Utility Plant	$653,429	$639,704
Construction Work in Progress	16,014	12,066
	669,443	651,770
Accumulated Provision for Depreciation	(185,605)	(179,894)
Net Utility Plant	483,838	471,876
Other Property and Investments	7,752	7,388
Cash and Cash Equivalents	10,593	18,371
Accounts Receivable (Less Allowance, 2014 - $1,147; 2013 - $1,127)	12,132	12,340
Accrued Unbilled Revenues	8,595	7,624
Materials and Supplies, at Average Cost	1,645	1,633
Prepayments and Other Current Assets	9,262	6,928
Total Current Assets	42,227	46,896
Restricted Cash	4,384	5,777
Unamortized Debt Issuance Expense	6,566	6,841
Unrecovered Income Taxes - Regulatory Asset	50,309	47,135
Pension Benefits - Regulatory Asset	2,585	3,085
Post-Retirement Benefits Other Than Pension - Regulatory Asset	1,433	1,288
Goodwill	31,685	31,685
Deferred Charges and Other Costs	9,736	8,840
Total Regulatory and Other Long-Term Assets	106,698	104,651
Total Assets	$640,515	$630,811
CAPITALIZATION AND LIABILITIES
Common Stockholders' Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2014 - 11,097,506; 2013 - 11,038,232	$139,826	$138,591
Retained Earnings	64,259	59,277
Accumulated Other Comprehensive Income (Loss)	45	(115)
Common Stockholders' Equity	204,130	197,753
Preferred Stock	772	772
Long-Term Debt	173,916	175,042
Total Capitalization	378,818	373,567
Current Portion of Long-Term Debt	4,234	4,121
Accounts Payable and Accrued Expenses	9,249	10,846
Accrued Interest	741	753
Current Portion of Refund to Customers - Regulatory Liability	6,275	4,650
Other Current Liabilities	2,364	2,359
Total Current Liabilities	22,863	22,729
Advances for Construction	28,018	28,718
Deferred Federal and State Income Taxes	49,941	47,470
Unfunded Future Income Taxes	49,897	46,723
Long-Term Compensation Arrangements	22,059	20,651
Unamortized Investment Tax Credits	1,376	1,414
Refund to Customers - Regulatory Liability	4,650	7,749
Other Long-Term Liabilities	1,013	1,018
Total Long-Term Liabilities	156,954	153,743
Contributions in Aid of Construction	81,880	80,772
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$640,515	$630,811

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2014 and 2013
(Unaudited)
(In thousands, except per share amounts)

	2014	2013
Operating Revenues	$25,459	$22,545
Operating Expenses
Operation and Maintenance	10,503	10,357
Depreciation	2,838	2,600
Income Taxes	1,840	2,519
Taxes Other Than Income Taxes	2,001	1,810
Total Operating Expenses	17,182	17,286
Net Operating Revenues	8,277	5,259
Other Utility Income, Net of Taxes	202	179
Total Utility Operating Income	8,479	5,438
Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	398	376
Allowance for Funds Used During Construction	169	76
Other	51	(111)
Total Other Income, Net of Taxes	618	341
Interest and Debt Expense
Interest on Long-Term Debt	1,768	1,791
Other Interest (Income) Charges, Net	(164)	(157)
Amortization of Debt Expense and Premium, Net	3	(165)
Total Interest and Debt Expense	1,607	1,469
Net Income	7,490	4,310
Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$7,480	$4,300
Weighted Average Common Shares Outstanding:
Basic	10,887	10,819
Diluted	11,085	10,989
Earnings Per Common Share:
Basic	$0.69	$0.40
Diluted	$0.67	$0.39
Dividends Per Common Share	$0.2475	$0.2425

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)
(In thousands, except per share amounts)

	2014	2013
Operating Revenues	$45,719	$42,274
Operating Expenses
Operation and Maintenance	21,170	20,735
Depreciation	5,646	5,304
Income Taxes	2,334	3,647
Taxes Other Than Income Taxes	4,388	3,970
Total Operating Expenses	33,538	33,656
Net Operating Revenues	12,181	8,618
Other Utility Income, Net of Taxes	387	385
Total Utility Operating Income	12,568	9,003
Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	831	762
Allowance for Funds Used During Construction	267	130
Other	69	(172)
Total Other Income, Net of Taxes	1,167	720
Interest and Debt Expense
Interest on Long-Term Debt	3,519	3,578
Other Interest (Income) Charges, Net	(322)	(700)
Amortization of Debt Expense and Premium, Net	62	(78)
Total Interest and Debt Expense	3,259	2,800
Net Income	10,476	6,923
Preferred Stock Dividend Requirement	19	19
Net Income Applicable to Common Stock	$10,457	$6,904
Weighted Average Common Shares Outstanding:
Basic	10,878	10,811
Diluted	11,073	10,977
Earnings Per Common Share:
Basic	$0.96	$0.64
Diluted	$0.94	$0.63
Dividends Per Common Share	$0.4950	$0.4850

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013
Net Income	$7,490	$4,310
Other Comprehensive Income/(Loss), net of tax
Qualified Cash Flow Hedging Instrument Income, net of tax benefit of $0 and $0 in 2014 and 2013	—	1
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(13) in 2014 and $(61) in 2013	61	92
Unrealized gain on investments, net of tax (expense) of $(26) in 2014 and $(3) in 2013	41	5
Other Comprehensive Income, net of tax	102	98
Comprehensive Income	$7,592	$4,408

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013
Net Income	$10,476	$6,923
Other Comprehensive Income/(Loss), net of tax
Qualified Cash Flow Hedging Instrument Income, net of tax benefit of $0 and $0 in 2014 and 2013	—	1
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(26) in 2014 and $(45) in 2013	122	67
Unrealized gain on investments, net of tax (expense) of $(24) in 2014 and $(35) in 2013	38	53
Other Comprehensive Income, net of tax	160	121
Comprehensive Income	$10,636	$7,044

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended June 30, 2014 and 2013
(Unaudited)
(In thousands, except per share amounts)

	2014	2013
Balance at Beginning of Period	$59,519	$51,756
Net Income	7,490	4,310
	67,009	56,066
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	7	7
Common Stock - 2014 $0.2475 per share; 2013 $0.2425 per share	2,740	2,661
	2,750	2,671
Balance at End of Period	$64,259	$53,395

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)
(In thousands, except per share amounts)

	2014	2013
Balance at Beginning of Period	$59,277	$51,804
Net Income	10,476	6,923
	69,753	58,727
Dividends Declared:
Cumulative Preferred, Class A, $0.40 per share	6	6
Cumulative Preferred, Series $0.90, $0.45 per share	13	13
Common Stock - 2014 $0.495 per share; 2013 $0.485 per share	5,475	5,313
	5,494	5,332
Balance at End of Period	$64,259	$53,395

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013
Operating Activities:
Net Income	$10,476	$6,923
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Revenues	(2,673)	119
Provision for Deferred Income Taxes and Investment Tax Credits, Net	2,433	3,485
Allowance for Funds Used During Construction	(267)	(130)
Depreciation and Amortization (including $500 and $265 in 2014 and 2013 charged to other accounts)	6,146	5,569
Change in Assets and Liabilities:
Decrease in Accounts Receivable and Accrued Unbilled Revenues	(763)	(1,652)
Increase in Prepaid Income Taxes and Prepayments and Other Current Assets	(2,346)	(673)
Decrease in Other Non-Current Items	554	1,416
Decrease in Accounts Payable, Accrued Expenses and Other Current Liabilities	(10)	(1,715)
Total Adjustments	3,074	6,419
Net Cash and Cash Equivalents Provided by Operating Activities	13,550	13,342
Investing Activities:
Net Additions to Utility Plant Used in Continuing Operations	(17,458)	(13,673)
Release of Restricted Cash	1,395	1,295
Net Cash and Cash Equivalents Used in Investing Activities	(16,063)	(12,378)
Financing Activities:
Proceeds from Interim Bank Loans	—	134
Repayment of Interim Bank Loans	—	(1,660)
Proceeds from the Issuance of Long-Term Debt	—	14,550
Costs to Issue Long-Term Debt and Common Stock	—	(31)
Proceeds from Issuance of Common Stock	886	797
Repayment of Long-Term Debt Including Current Portion	(793)	(15,269)
Advances from Others for Construction	136	245
Cash Dividends Paid	(5,494)	(5,332)
Net Cash and Cash Equivalents Used in Financing Activities	(5,265)	(6,566)
Net Decrease in Cash and Cash Equivalents	(7,778)	(5,602)
Cash and Cash Equivalents at Beginning of Period	18,371	13,150
Cash and Cash Equivalents at End of Period	$10,593	$7,548
Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$412	$346
Short-term Investment of Bond Proceeds Held in Restricted Cash	$4,384	$9,937
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$3,313	$3,118
State and Federal Income Taxes	$1,135	$1,500

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. (the “Company”) and its wholly-owned subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Company’s primary operating subsidiaries are: The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”). The Biddeford & Saco Water Company (“BSWC”) was merged with and into Maine Water, with Maine Water remaining as the surviving entity, effective January 1, 2014. The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2013 (the “10-K”) and as updated in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014.

Certain reclassifications have been made to the 2013 Condensed Consolidated Statement of Cash Flows to conform previously reported data to the current presentation.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

Regulatory Matters

The rates we charge our Connecticut water customers are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”).  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water’s allowed return on equity and return on rate base, effective June 30, 2014 are 9.75% and 7.32%, respectively.

On January 25, 2013, Connecticut Water filed a Water Infrastructure Conservation Adjustment (“WICA”) application with the PURA requesting an additional 1.08% surcharge to customer bills related to approximately $6.5 million spending on WICA projects. This application also reduced the surcharge by 0.09% for the prior year reconciliation adjustment which expired April 1, 2013.  On January 30, 2013, Connecticut Water filed for a 0.10% reconciliation adjustment for the 2012 shortfall in WICA, to become effective April 1, 2013.  On March 25, 2013, the PURA approved an additional 1.06% surcharge, effective April 1, 2013. Additionally, on March 27, 2013, the PURA approved a 0.10% reconciliation adjustment, effective April 1, 2013. As of April 1, 2013, Connecticut Water's cumulative WICA surcharge was 6.80%.

On July 25, 2013, Connecticut Water filed a WICA application with the PURA requesting an additional 1.09% surcharge to customers' bills, representing approximately $5.6 million in WICA related projects. On September 18, 2013 the PURA approved the 1.09% surcharge with the new rates becoming effective on October 1, 2013. As of October 1, 2013, the cumulative WICA surcharge was 7.89%.

Effective April 1, 2014, in accordance with a settlement agreement with the Office of the Consumer Counsel of the State of Connecticut and the Office of the Attorney General for the State of Connecticut, discussed below, Connecticut Water's cumulative WICA surcharge of 7.89% was rolled into base rates charged to customers.

On July 29, 2014, Connecticut Water filed a WICA application with the PURA requesting a 1.59% surcharge to customers' bills, representing approximately $12.7 million in WICA related projects. Connecticut Water expects the PURA to issue a decision on the WICA application during the third quarter of 2014 with the new rates becoming effective on October 1, 2014.

On June 5, 2013, the Connecticut's General Assembly passed Public Act 13-78, “An Act Concerning Water Infrastructure and Conservation, Municipal Reporting Requirements and Unpaid Utility Accounts at Multi-Family Dwellings” (“PA 13-78”), which authorized a Water Revenue Adjustment (“WRA”) to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, PA 13-78 raised the cap for WICA charges to 10%, from 7.5%, between general rate cases and expands the eligible projects to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

On June 28, 2013, Connecticut Water entered into a settlement agreement with the Office of the Consumer Counsel of the State of Connecticut and the Office of the Attorney General for the State of Connecticut (the “Settlement Agreement”), whereby Connecticut Water would adjust the water rates charged to its customers effective April 1, 2014 in accordance with the elements of the Settlement Agreement (the “Connecticut Water Rate Reduction Plan”). On July 1, 2013, Connecticut Water submitted an application to the PURA seeking formal approval of the Settlement Agreement.

The Settlement Agreement contemplates that Connecticut Water would adopt regulations issued by the Internal Revenue Service (“IRS”) that allows the Company to adopt an alternative method for determining how expenditures related to tangible property can be treated for federal tax purposes for tax years beginning on or after January 1, 2012.  This tax accounting method change treats certain expenditures that the Company historically capitalized for tax purposes, as a deductible repair expense on its tax return.  The adoption of the tax accounting method change allows Connecticut Water to record a favorable “catch up adjustment” on the Company's consolidated 2012 federal tax return which was filed in September 2013. The Company filed for a tax refund of approximately $13.6 million by carrying back the net operating loss generated from this adjustment.

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

Connecticut Water's allowed revenues for the six months ended June 30, 2014, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $35.6 million. Through normal billing for the six months ended June 30, 2014, revenue for Connecticut Water would have been approximately $32.8 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $2.8 million in additional revenue for the six months ended June 30, 2014. As of June 30, 2014, the Company has $6.1 million in deferred revenues as a regulatory asset to be recovered from customers found on the "Prepayments and Other Current Assets" and "Deferred Charges and Other Costs" lines on the Condensed Consolidated Balance Sheet.

The rates we charge our Maine water customers are established under the jurisdiction of and are approved by the Maine Public Utility Commission (“MPUC”). It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Maine Water’s average allowed return on equity and return on rate base, effective June 30, 2014 were 9.50% and 7.96%, respectively.

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

Effective June 2013, a Water Infrastructure Charge (“WISC”) became available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. Because the MPUC sets rates for Maine Water on a division-by-division basis, the WISC must be implemented in the same manner. To date in 2014, Maine Water has implemented a WISC in two of its divisions with expected annual revenue totaling $120,000, with plans to implement additional WISCs in most of the remaining divisions by the end of 2014. Additionally, Maine Water currently intends to file for a general rate increase for its BSWC division in the third quarter of 2014.

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and six months ended June 30, 2014 and 2013.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30,	2014	2013	2014	2013
Service Cost	$488	$513	$976	$1,100
Interest Cost	763	651	1,526	1,306
Expected Return on Plan Assets	(889)	(727)	(1,778)	(1,473)
Amortization of:
Prior Service Cost	18	19	36	37
Net Recognized Loss	273	540	546	1,031
Net Periodic Benefit Cost	$653	$996	$1,306	$2,001

The Company plans to make a contribution to its defined benefit pension plan of $3,426,000 in 2014 for the 2013 plan year, as allowed by the current funding status.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30,	2014	2013	2014	2013
Service Cost	$154	$176	$308	$337
Interest Cost	160	129	320	254
Expected Return on Plan Assets	(77)	(70)	(154)	(145)
Other	56	56	112	112
Amortization of:
Prior Service Credit	(201)	(202)	(402)	(403)
Recognized Net Loss	68	118	136	215
Net Periodic Benefit Cost	$160	$207	$320	$370

3.	Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of stock awards):

Three months ended June 30,	2014	2013
Common Shares Outstanding End of Period:	11,097,506	11,001,715
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	10,886,883	10,818,883
Diluted	11,085,061	10,988,813

Basic Earnings per Share	$0.69	$0.40
Dilutive Effect of Stock Awards	(0.02)	(0.01)
Diluted Earnings per Share	$0.67	$0.39

Six Months ended June 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	10,877,883	10,811,100
Diluted	11,073,258	10,976,812

Basic Earnings per Share	$0.96	$0.64
Dilutive Effect of Stock Awards	(0.02)	(0.01)
Diluted Earnings per Share	$0.94	$0.63

Total unrecognized compensation expense for all stock awards was approximately $1.5 million as of June 30, 2014 and will be recognized over a weighted average period of 1.5 years.

4.	New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” ASU No. 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carry-forward, or similar tax loss or tax credit carry-forward, rather than as a liability when (1) the uncertain tax position would reduce the Net Operating Loss or other carry-forward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This ASU was effective prospectively for fiscal years beginning after December 15, 2013. The adoption of this guidance did not materially impact our consolidated financial position.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which amends its guidance related to revenue recognition. ASU 2014-09 requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. ASU 2014-09 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, however early adoption is not permitted. The Company is currently determining its implementation approach and assessing the impact that this guidance may have on our consolidated financial position.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU No. 2014-12 requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. As such, the performance target that affects vesting should not be reflected in estimating that fair value of the award at the grant date. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which service has been rendered. If the performance target becomes probable of being achieved before the end of the service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered is recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements and footnote disclosures, but does not expect that the adoption of this guidance will materially impact our consolidated financial position.

5.	Accumulated Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended June 30, 2014 and 2013 is as follows (in thousands):

Three Months Ended June 30, 2014	Interest Rate Swap	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$—	$256	$(313)	$(57)
Other Comprehensive Income Before Reclassification	—	41	—	41
Amounts Reclassified from AOCI	—	—	61	61
Net current-period Other Comprehensive Income	—	41	61	102
Ending Balance	$—	$297	$(252)	$45

Three Months Ended June 30, 2013	Interest Rate Swap	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$(41)	$117	$(1,381)	$(1,305)
Other Comprehensive Income Before Reclassification	—	4	—	4
Amounts Reclassified from AOCI	1	1	92	94
Net current-period Other Comprehensive Income	1	5	92	98
Ending Balance	$(40)	$122	$(1,289)	$(1,207)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in AOCI by component, net of tax, for the six months ended June 30, 2014 and 2013 is as follows (in thousands):

Six Months Ended June 30, 2014	Interest Rate Swap	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$—	$259	$(374)	$(115)
Other Comprehensive Income Before Reclassification	—	27	—	27
Amounts Reclassified from AOCI	—	11	122	133
Net current-period Other Comprehensive Income	—	38	122	160
Ending Balance	$—	$297	$(252)	$45

Six Months Ended June 30, 2013	Interest Rate Swap	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$(41)	$69	$(1,356)	$(1,328)
Other Comprehensive Income Before Reclassification	—	41	—	41
Amounts Reclassified from AOCI	1	12	67	80
Net current-period Other Comprehensive Income	1	53	67	121
Ending Balance	$(40)	$122	$(1,289)	$(1,207)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statement of Income for the three months ended June 30, 2014 and 2013 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Three Months Ended June 30, 2014(a)	Amounts Reclassified from AOCI Three Months Ended June 30, 2013(a)	Affected Line Items on Income Statement
Amortization of Cash Flow Hedging Instrument	$—	$1	Other Income
Tax benefit	—	—	Other Income
	—	1

Realized Gains on Investments	$—	$3	Other Income
Tax expense	—	(2)	Other Income
	—	1

Amortization of Recognized Net Gain from Defined Benefit Items	74	120	Other Income (b)
Tax expense	(13)	(28)	Other Income
	61	92

Total Reclassifications for the period, net of tax	$61	$94

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statement of Income for the six months ended June 30, 2014 and 2013 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Six Months Ended June 30, 2014(a)	Amounts Reclassified from AOCI Six Months Ended June 30, 2013(a)	Affected Line Items on Income Statement
Amortization of Cash Flow Hedging Instrument	—	1	Other Income
Tax benefit	—	—	Other Income
	—	1

Realized Gains on Investments	$18	$21	Other Income
Tax expense	(7)	(9)	Other Income
	11	12

Amortization of Recognized Net Gain from Defined Benefit Items	148	112	Other Income (b)
Tax expense	(26)	(45)	Other Income
	122	67

Total Reclassifications for the period, net of tax	$133	$80

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Long-Term Debt

Long-Term Debt at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

		2014	2013
Connecticut Water Service, Inc.:
4.09%	Term Loan Note	$15,948	$16,420
The Connecticut Water Company:
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.10%	2009 A Series, Due 2039	19,950	19,950
5.00%	2011 A Series, Due 2021	23,571	23,602
3.16%	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	CoBank Note Payable, Due 2033	14,550	14,550
Total The Connecticut Water Company		134,731	134,762
The Maine Water Company:
8.95%	1994 Series G, Due 2024	9,000	9,000
2.68%	1999 Series J, Due 2019	424	474
0.00%	2001 Series K, Due 2031	697	739
2.58%	2002 Series L, Due 2022	83	90
1.53%	2003 Series M, Due 2023	381	401
1.73%	2004 Series N, Due 2024	451	451
0.00%	2004 Series O, Due 2034	133	140
1.76%	2006 Series P, Due 2026	431	451
1.57%	2009 Series R, Due 2029	237	242
0.00%	2009 Series S, Due 2029	695	717
0.00%	2009 Series T, Due 2029	1,949	2,012
0.00%	2012 Series U, Due 2042	166	171
1.00%	2013 Series V, Due 2033	1,385	1,410
2.52%	CoBank Note Payable, Due 2017	1,965	1,965
6.45%	BSWC Series M, Due 2014	2,700	2,700
7.72%	BSWC Series L, Due 2018	2,250	2,250
2.40%	BSWC Series N, Due 2022	1,251	1,297
1.86%	BSWC Series O, Due 2025	862	862
2.23%	BSWC Series P, Due 2028	1,354	1,354
Various	Various Capital Leases	55	70
Total The Maine Water Company		26,469	26,796
Add: Acquisition Fair Value Adjustment		1,002	1,185
Less: Current Portion		(4,234)	(4,121)
Total Long-Term Debt		$173,916	$175,042

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

On March 5, 2013, Connecticut Water and CoBank, ACB (“CoBank”) entered into a Promissory Note and Single Advance Term Loan Supplement to an existing Master Loan Agreement (the “Note”) in which CoBank agreed to make an additional

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loan to Connecticut Water in an aggregate principal amount of up to $14,550,000, with a maturity date of March 4, 2033. Additionally, the Company entered into an Amendment to the Guarantee dated March 5, 2013 (the “Guarantee Amendment”), pursuant to which the Company agreed to guarantee the payment of certain of Connecticut Water's obligations under the Note pursuant to the same terms of the Guarantee. Connecticut Water used substantially all of the proceeds of the Loans to refinance the 2007 A Series bonds then outstanding.

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

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company and its subsidiaries were in compliance with all covenants at June 30, 2014.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,948	$—	$2,948
Money Market Fund	27	—	—	27
Mutual Funds:
Equity Funds (1)	1,546	—	—	1,546
Total	$1,573	$2,948	$—	$4,521

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

Long-Term Debt – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of June 30, 2014 and December 31, 2013, the estimated fair value of the Company's long-term debt was $186,526,000 and $178,526,000, respectively, as compared to the carrying amounts of $173,916,000 and $175,042,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is the benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

Advances for Construction – Customer advances for construction have a carrying amount of $28,018,000 and $28,718,000 at June 30, 2014 and December 31, 2013, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals. Financial data for the segments is as follows (in thousands):

Three Months Ended June 30, 2014
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$25,810	$8,837	$1,745	$7,092
Real Estate Transactions	—	—	—	—
Services and Rentals	1,476	655	257	398
Total	$27,286	$9,492	$2,002	$7,490

Three Months Ended June 30, 2013
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$22,854	$6,379	$2,445	$3,934
Real Estate Transactions	—	—	—	—
Services and Rentals	1,477	634	258	376
Total	$24,331	$7,013	$2,703	$4,310

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six Months Ended June 30, 2014
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$46,430	$11,755	$2,110	$9,645
Real Estate Transactions	—	—	—	—
Services and Rentals	2,888	1,365	534	831
Total	$49,318	$13,120	$2,644	$10,476

Six Months Ended June 30, 2013
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$42,982	$9,929	$3,768	$6,161
Real Estate Transactions	—	—	—	—
Services and Rentals	2,866	1,287	525	762
Total	$45,848	$11,216	$4,293	$6,923

The revenues shown in Water Activities above consisted of revenues from water customers of $25,459,000 and $22,545,000 for the three months ended June 30, 2014 and 2013, respectively.  Additionally, there were revenues associated with utility plant leased to others of $351,000 and $309,000 for the three months ended June 30, 2014 and 2013, respectively. The revenues from water customers for the three months ended June 30, 2014 include $2,686,000 in revenues related to the implementation of the WRA. There were no such revenues for the three months ended June 30, 2013, since the Company implemented the WRA in the period ended September 30, 2013. The revenues shown in Water Activities above consisted of revenues from water customers of $45,719,000 and $42,274,000 for the six months ended June 30, 2014 and 2013, respectively.  Additionally, there were revenues associated with utility plant leased to others of $711,000 and $708,000 for the six months ended June 30, 2014 and 2013, respectively. The revenues from water customers for the six months ended June 30, 2014 include $2,793,000 in revenues related to the implementation of the WRA. There were no such revenues for the six months ended June 30, 2013, since the Company implemented the WRA in the period ended September 30, 2013.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.

Assets by segment (in thousands):

	June 30, 2014	December 31, 2013
Total Plant and Other Investments:
Water Activities	$490,848	$478,560
Non-Water	744	704
	491,592	479,264
Other Assets:
Water Activities	138,052	136,246
Non-Water	10,871	15,301
	148,923	151,547
Total Assets	$640,515	$630,811

9.	Income Taxes

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

On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed beginning in the fourth quarter of 2013.  The Company is also aware that certain of its peers have been challenged on certain tax credits associated with fixed capital investment and believes that this may be a focus of the State's review.  While the Company firmly believes that all fixed capital investment credits are appropriate and conservatively measured, the Company believes, based on recent activities by taxing authorities, that it is more likely than not that the Company's fixed capital investment credits claimed in prior years may be challenged and ultimately disallowed. Through June 30, 2014, the Company has recorded, as required by FASB ASC 740, a provision of $2.0 million, or 100% of the credits recorded for transmission and distribution projects that would be subject to disallowance.

On the 2012 Federal tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS' temporary tangible property regulations.  This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations.  On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for the 2012 would be reviewed. This review, which is still ongoing, began in the first quarter of 2014. While the Company believes that the deduction taken on its tax return is appropriate, the methodology for determining the deduction could be challenged by the taxing authorities.  Through June 30, 2014, the Company has recorded, as required by FASB ASC 740, a provision of $3.2 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company's Condensed Consolidated Statements of Income.  There were no such charges for the six months ended June 30, 2014 and 2013.  Additionally, there were no accruals relating to interest or penalties as of June 30, 2014 and December 31, 2013.  The Company remains subject to examination by federal authorities for the 2010 through 2012 tax years; and the state authorities for the 2009 through 2012 tax years.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2014 Federal Tax Return to be filed in September 2015.  As a result, through the second quarter of 2014, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2014 and has reflected that deduction in its effective tax rate at 75% of the expected $15 million of infrastructure improvement.  Consistent with other differences between book and tax expenditures, the Company is required to flow-through any timing differences not required by the Internal Revenue Service to be normalized.

The Company’s effective income tax rate for the three months ended June 30, 2014 and 2013 was 21.1% and 38.6%, respectively.  The Company's effective tax rate, excluding discrete items booked during the quarter, was 14.8% for the three months ended June 30, 2014. These discrete items included an adjustment related to the recording of the provision for the repair deduction. The statutory income tax rates during each period were 41%.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations in the current year.

The Company’s effective income tax rate for the six months ended June 30, 2014 and 2013 was 20.2% and 38.3%, respectively.  The Company's effective tax rate, excluding discrete items booked during the quarter, was 17.1% for the six months ended June 30, 2014. These discrete items included an adjustment related to the recording in the first quarter of 2014, of a tax benefit associated with the amortization of the fair value of debt in connection with the purchases of Maine Water and BSWC, and the recording of the provision for the repair deduction. The statutory income tax rates during each period were 41%. In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations in the current year.

10.	Lines of Credit

The Company entered into a $15 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2016.  The Company maintains an additional line of credit of $20 million with RBS Citizens, N.A., with an expiration date of June 30, 2015.  As of June 30, 2014, the total lines of credit available to the Company was $35.0 million.  The Company did not have any Interim Bank Loans Payable at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, the Company had $35.0 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

General Information

Regulated Companies

The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”), the Company's regulated operating subsidiaries, derive their rights and franchises to operate from special state acts that are subject to alteration, amendment or repeal by their respective state legislatures and do not grant us exclusive rights to our service areas. Our franchises are free from burdensome restrictions, are unlimited as to time, and authorize us to sell potable water in all the towns we now serve.  There is the possibility that either the State of Connecticut or the State of Maine could attempt to revoke our franchises and allow a governmental entity to take over some or all of our systems.  While we would vigorously oppose any such attempts, from time to time such legislation is contemplated.

The rates we charge our Connecticut water customers are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”).  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water's allowed return on equity and return on rate base, effective June 30, 2014 are 9.75% and 7.32%, respectively.

On January 25, 2013, Connecticut Water filed a Water Infrastructure Conservation Adjustment (“WICA”) application with the PURA requesting an additional 1.08% surcharge to customer bills related to approximately $6.5 million spending on WICA projects. This application also reduced the surcharge by 0.09% for the prior year reconciliation adjustment which expired April 1, 2013.  On January 30, 2013, Connecticut Water filed for a 0.10% reconciliation adjustment for the 2012 shortfall in WICA, to become effective April 1, 2013.  On March 25, 2013, the PURA approved an additional 1.06% surcharge, effective April 1, 2013. Additionally, on March 27, 2013, the PURA approved a 0.10% reconciliation adjustment, effective April 1, 2013. As of April 1, 2013, Connecticut Water's cumulative WICA surcharge was 6.80%.

On July 25, 2013, Connecticut Water filed a WICA application with the PURA requesting an additional 1.09% surcharge to customers' bills, representing approximately $5.6 million in WICA related projects. On September 18, 2013 the PURA approved the 1.09% surcharge with the new rates becoming effective on October 1, 2013. As of October 1, 2013, the cumulative WICA surcharge was 7.89%.

Effective April 1, 2014, in accordance with a settlement agreement with the Office of the Consumer Counsel of the State of Connecticut and the Office of the Attorney General for the State of Connecticut, discussed below, Connecticut Water's cumulative WICA surcharge of 7.89% was rolled into base rates charged to customers.

On July 29, 2014, Connecticut Water filed a WICA application with the PURA requesting a 1.59% surcharge to customers' bills, representing approximately $12.7 million in WICA related projects. Connecticut Water expects the PURA to issue a decision on the WICA application during the third quarter of 2014 with the new rates becoming effective on October 1, 2014.

On June 5, 2013, the Connecticut's General Assembly passed Public Act 13-78, “An Act Concerning Water Infrastructure and Conservation, Municipal Reporting Requirements and Unpaid Utility Accounts at Multi-Family Dwellings” (“PA 13-78”), which authorized a Water Revenue Adjustment (“WRA”) to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, PA 13-78 raised the cap for WICA charges to 10%, from 7.5%, between general rate cases and expands the eligible projects to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

On June 28, 2013, Connecticut Water entered into a settlement agreement with the Office of the Consumer Counsel of the State of Connecticut and the Office of the Attorney General for the State of Connecticut (the “Settlement Agreement”), whereby Connecticut Water would adjust the water rates charged to its customers effective April 1, 2014 in accordance with the elements of the Settlement Agreement (the “Connecticut Water Rate Reduction Plan”). On July 1, 2013, Connecticut Water submitted an application to the PURA seeking formal approval of the Settlement Agreement.

The Settlement Agreement contemplates that Connecticut Water would adopt regulations issued by the Internal Revenue Service (“IRS”) that allows the Company to adopt an alternative method for determining how expenditures related to tangible property can be treated for federal tax purposes for tax years beginning on or after January 1, 2012.  This tax accounting method change treats certain expenditures that the Company historically capitalized for tax purposes, as a deductible repair expense on its tax return.  The adoption of the tax accounting method change allows Connecticut Water to record a favorable “catch up adjustment” on the Company's consolidated 2012 federal tax return which was filed in September 2013. The Company filed for a tax refund of approximately $13.6 million by carrying back the net operating loss generated from this adjustment.

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

Connecticut Water's allowed revenues for the six months ended June 30, 2014, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $35.6 million. Through normal billing for the six months ended June 30, 2014, revenue for Connecticut Water would have been approximately $32.8 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $2.8 million in additional revenue for the six months ended June 30, 2014.

The rates we charge our Maine water customers are established under the jurisdiction of and are approved by the Maine Public Utility Commission (“MPUC”). It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Maine Water’s average allowed return on equity and return on rate base, effective June 30, 2014 were 9.50% and 7.96%, respectively. On September 3, 2013, an application was filed with the MPUC to merge Maine Water and the Biddeford & Saco Water Company (“BSWC”), with Maine Water as the surviving entity. This application was approved by the MPUC and BSWC was merged with and into Maine Water effective January 1, 2014.

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

Effective June 2013, a Water Infrastructure Charge (“WISC”) became available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. Because the MPUC sets rates for Maine Water on a division-by-division basis, the WISC must be implemented in the same manner. To date in 2014, Maine Water has implemented a WISC in two of its divisions with expected annual revenue totaling $120,000, with plans to implement additional WISCs in most of the remaining divisions by the end of 2014. Additionally, Maine Water currently intends to file for a general rate increase for its BSWC division in the third quarter of 2014.

UCONN and Town of Mansfield Water Supply Agreements

Beginning in June 2011, the University of Connecticut (“UCONN”), in partnership with the Town of Mansfield, initiated a process to identify and implement actions to secure a long-term water solution to meet the water supply needs for UCONN and the Town of Mansfield.  On June 7, 2013, Connecticut Water submitted information to UCONN and the Town on its proposal to bring a reliable supply of water to the UCONN's Storrs campus and to residents of Mansfield.  Connecticut Water's submission for this project was made as part of the Environmental Impact Evaluation (“EIE”) process under the Connecticut Environmental Policy Act.

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

UCONN Agreement
Connecticut Water and UCONN negotiated a definitive agreement for Connecticut Water to provide a long-term supply of potable water for UCONN’s Storrs campus facilities which was approved by the Board of Trustees at their December 11, 2013 meeting and executed on December 18, 2013. The definitive agreement is consistent with the requirements of the Project’s EIE and record of decision, as approved by the Office of Policy and Management that identified the Company as the preferred option to supply UCONN and the Town of Mansfield, Connecticut with up to 2.2 million gallons of water per day over the next 47 years.  Connecticut Water will fund a 5-mile pipeline from Tolland and other necessary infrastructure improvements at no cost to UCONN, the Town or the state’s taxpayers to serve the area. The Company is responsible for obtaining any required regulatory permits, licenses and approvals to implement the water supply solution, including but not limited to those from PURA, the Connecticut Department of Energy and Environmental Protection and the Connecticut Department of Public Health. While there are specific timelines and milestones identified in the agreement that provide for the timely completion of the project, the agreement also recognizes that such completion is dependent upon the receipt of certain regulatory approvals. The Company anticipates completing the capital improvements within 18 months of receipt of all required permits and expects that regulatory approvals will be received by the end of 2014 or the first quarter of 2015.

Town of Mansfield Agreement
Connecticut Water and the Town of Mansfield have finalized a definitive written agreement for Connecticut Water to serve the Town of Mansfield community. On January 13, 2014 the Mansfield Town Council voted to authorize the Town Manager to execute the agreement with Connecticut Water and it was signed by the parties on January 21, 2014.

The key provisions of the agreement with the Town of Mansfield are as follows:

•	Current off-campus customers of UCONN will become customers of Connecticut Water at UCONN’s water rates in effect at that time (subject to any state-approved surcharges);

•	Future water customers in the Town of Mansfield will be served by Connecticut Water at the rates authorized by the PURA;

•	Connecticut Water will assume responsibility for maintaining, repairing and replacing the off-campus water system serving the Town of Mansfield;

•	Connecticut Water will make any source or system improvements to meet current and future water supply needs of the area;

•
A Water System Advisory Committee (“WASC”) will be created with representatives of the Town of Mansfield, UCONN, regional representatives and other key stakeholders to advise Connecticut Water regarding water service and the system’s operations, expansion or integration as well as recommended best management practices, including water conservation programs. The WSAC has been established and its first meeting was held on July 30, 2014.

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

The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water. In Maine water revenues can be dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels. The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to control our operating costs, customer growth in the Company’s core regulated water utility businesses, growth in revenues attributable to non-water sales operations, availability and desirability of land no longer needed for water delivery for land sales, the outcome of the review of the Company's Connecticut state and federal tax filings by the Connecticut Department of Revenue Services and the IRS, respectively, and the timing and adequacy of rate relief when requested, from time to time, by our regulated water companies.

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

Borrowing Facilities

The Company entered into a $15 million line of credit agreement with CoBank, ACB (“CoBank”), that is currently scheduled to expire on July 1, 2016.  The Company maintains an additional line of credit of $20 million with RBS Citizens, N.A., with an expiration date of June 30, 2015.  As of June 30, 2014, the total lines of credit available to the Company was $35.0 million.  The Company did not have any Interim Bank Loans Payable at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, the Company had $35.0 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

On March 5, 2013, Connecticut Water and CoBank entered into a Promissory Note and Single Advance Term Loan Supplement to an existing Master Loan Agreement (the “Note”) in which CoBank agreed to make an additional Loan to Connecticut Water in an aggregate principal amount of up to $14,550,000, with a maturity date of March 4, 2033. Additionally, the Company entered into an Amendment to the Guarantee dated March 5, 2013 (the “Guarantee Amendment”), pursuant to which the Company agreed to guarantee the payment of certain of Connecticut Water's obligations under the Note pursuant to the same terms of the Guarantee. Connecticut Water used substantially all of the proceeds of the Loans to refinance the 2007 A Series bonds then outstanding.

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

Credit Rating

On January 17, 2014, Standard & Poor's Ratings Services (“S&P”) affirmed its 'A' corporate credit rating on the Company. Additionally, S&P revised the Company’s ratings outlook from negative to stable.  The stable outlook recognizes improvements in financial measures achieved through a combination of recovery of investments (including infrastructure surcharges in both Connecticut and Maine and the WRA in Connecticut) as well as a reduction in our debt to equity ratio through the issuance of equity in December 2012 and the repayment of debt.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) to all registered shareholders, and to the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. During the six months ended June 30, 2014 and 2013, plan participants invested $886,000 and $797,000, respectively, in additional shares as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company. No stock options have been issued by the Company since 2003. As of December 31, 2013, the Company no longer had any outstanding stock options. During the six months ended June 30, 2013, no stock options were exercised.

2014 Construction Budget

The Board of Directors approved a $45.6 million construction budget for 2014, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company is using and will continue to use a combination of its internally generated funds, remaining proceeds from its December 2012 equity issuance, borrowings under its available lines of credit, and the funds remaining under Connecticut Water's 2011 and Maine Water's 2013 debt issuances to fund the 2014 construction budget.

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

Results of Operations

Three months ended June 30
Net Income for the three months ended June 30, 2014 increased from the same period in the prior year by $3,180,000 to $7,490,000. Earnings per basic average common share increased by $0.29 to $0.69 during the three months ended June 30, 2014.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	June 30, 2014	June 30, 2013	Increase/(Decrease)
Water Activities	$7,092	$3,934	$3,158
Real Estate Transactions	—	—	—
Services and Rentals	398	376	22
Total	$7,490	$4,310	$3,180

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $2,914,000, or 12.9%, to $25,459,000 for the three months ended June 30, 2014 when compared to the same period in 2013.  The primary reason for the increase in revenues was attributable to the benefit from the implementation of the WRA which allows Connecticut Water to record a revenue adjustment, on a monthly basis, based upon our actual billing compared to approved rates, including WICA surcharges, and also to record a regulatory asset or liability for future collection from or refund to customers. During the three months ended June 30, 2014, the Company recorded approximately $2,686,000 in additional revenue related to the WRA. There were no WRA revenues recorded in the three months ended June 30, 2013. This revenue variance is considered temporary, since the Company booked nine months' worth of WRA revenues in the third quarter of 2013 compared to a monthly basis in 2014. If the Company had recorded WRA revenues monthly throughout 2013, the amount of the WRA would have been $1,851,000 in additional revenues in the three months ended June 30, 2013. Additionally, the Company saw a benefit from increased WICA surcharges, which were rolled into base rates effective April, 1, 2014, in Connecticut and higher rates in certain Maine divisions.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $146,000, or 1.4%, for the three months ended June 30, 2014 when compared to the same period of 2013. The following table presents the components of O&M expense (in thousands):

Expense Components	June 30, 2014	June 30, 2013	Increase / (Decrease)
Payroll	$3,888	$3,512	$376
Customer	448	293	155
Maintenance	824	672	152
Water treatment (including chemicals)	747	674	73
Utility costs	854	786	68
Insurance costs	337	287	50
Purchased water	362	421	(59)
Investor relations	168	287	(119)
Medical	592	813	(221)
Pension	648	988	(340)
Other	1,635	1,624	11
Total	$10,503	$10,357	$146

The changes in individual items are described below:

•
Payroll costs increased in the first quarter of 2014 due to an ongoing procurement project that allocated certain employee time to capital was completed during 2013 and normal wage increases. Employee time that had been charged to capital projects during the first quarter of 2013 returned to O&M at the completion of the project;

•
Customer costs increased primarily due to an increase in uncollectible accounts in the three months ended June 30, 2014. Additionally, the Company saw an increase in costs associated with customer communications and postage; and

•	The increase in water treatment costs was due primarily to an increase in costs associated with treatment in Maine.

The increases described above were partially offset by the following decreases to O&M expense:

•	Investor relations fees decreased primarily due to a reduction in costs associated with the Company's annual Proxy report. In addition, certain directors fees are down due to timing;

•	Medical expense decreased primarily due to a reduction in claims costs. Additionally, the Company saw a decrease in the costs to administer the health plan; and

•	Pension costs decreased primarily due to an increase in the discount rate used in determining the 2014 expense.

The Company saw an approximate $238,000, or 9.2%, increase in its Depreciation expense from the three months ended June 30, 2014 compared to the same period in 2013.  The primary driver of this increase was due to higher Utility Plant in Service as of June 30, 2014 compared to June 30, 2013.

Income Tax expense decreased by $679,000 in the second quarter of 2014 when compared to the same period in 2013 due to a lower effective income tax rate, partially offset by higher pre-tax net income. The Company's effective tax rate decreased from 38.6% to 21.1% in the three months ended June 30, 2014 compared to the same period in 2013. The primary reasons for the decrease in the effective tax rate was the inclusion of an estimate for the 2014 repair deduction in the current year provision.

Other Income (Deductions), Net of Taxes increased for the three months ended June 30, 2014 by $277,000. The primary drivers of this increase were a decrease in costs related to the Company's supplemental executive retirement plan (“SERP”), an increase of investment income on assets held for the SERP and an increase in the Allowance for Funds Used During Construction (“AFUDC”) during the three months ended June 30, 2014.

Total Interest and Debt Expense increased by $138,000 in the three months ended June 30, 2014 when compared to the same period in 2013. The primary reason for the increase in Interest and Debt Expense is due to a catch up of amortization of the fair value of debt acquired in the purchase of Maine Water and BSWC in the second quarter of 2013.

Six months ended June 30
Net Income for the six months ended June 30, 2014 increased from the same period in the prior year by $3,553,000 to $10,476,000. Earnings per basic average common share increased by $0.32 to $0.96 during the six months ended June 30, 2014.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	June 30, 2014	June 30, 2013	Increase/(Decrease)
Water Activities	$9,645	$6,161	$3,484
Real Estate Transactions	—	—	—
Services and Rentals	831	762	69
Total	$10,476	$6,923	$3,553

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $3,445,000, or 8.2%, to $45,719,000 for the six months ended June 30, 2014 when compared to the same period in 2013.  The primary reason for the increase in revenues was attributable to the benefit from the implementation of the WRA which allows Connecticut Water to record a revenue adjustment, on a monthly basis, based upon our actual billing compared to approved rates, including WICA surcharges, and also to record a regulatory asset or liability for future collection from or refund to customers. During the six months ended June 30, 2014, the Company recorded approximately $2,793,000 in additional revenue related to the WRA. There were no WRA revenues recorded in the six months ended June 30, 2013. This revenue variance is considered temporary, since the Company booked nine months' worth of WRA revenues in the third quarter of 2013 compared to a monthly basis in 2014. If the Company had recorded WRA revenues monthly throughout 2013, the amount of the WRA would have been $2,231,000 in additional revenues in the six months ended June 30, 2013. Additionally, the Company saw a benefit from increased WICA surcharges, which were rolled into base rates effective April, 1, 2014, in Connecticut and higher rates in certain Maine divisions.

Operation and Maintenance Expense

O&M expense increased by $435,000, or 2.1%, for the six months ended June 30, 2014 when compared to the same period of 2013. The following table presents the components of O&M expense (in thousands):

Expense Components	June 30, 2014	June 30, 2013	Increase / (Decrease)
Payroll	$7,668	$7,037	$631
Other benefits	769	449	320
Maintenance	1,528	1,293	235
Water treatment (including chemicals)	1,439	1,285	154
Insurance costs	678	564	114
Utility costs	1,967	1,885	82
Vehicles	886	814	72
Post-retirement medical	320	371	(51)
Regulatory and commission expense	169	226	(57)
Medical	1,306	1,445	(139)
Outside services	1,020	1,159	(139)
Investor relations	319	461	(142)
Pension	1,297	1,985	(688)
Other	1,804	1,761	43
Total	$21,170	$20,735	$435

The changes in individual items are described below:

•
Payroll costs increased in the first quarter of 2014 due to an ongoing procurement project that allocated certain employee time to capital was completed during 2013 and normal wage increases. Employee time that had been charged to capital projects during the first quarter of 2013 returned to O&M at the completion of the project;

•	The increase in Other benefit costs was attributable primarily to an increase in costs associated with certain stock-based compensation awarded to executives;

•	The increase in water treatment costs was due primarily to increases in waste disposal costs, treatment costs in Maine and the cost of chemicals used in 2014; and

•	Insurance costs increased primarily due to higher premiums on directors and officers coverage.

The increases described above were partially offset by the following decreases to O&M expense:

•	Medical expense decreased primarily due to a reduction in claims costs. Additionally, the Company saw a decrease in the costs to administer the health plan;

•
Outside services decreased primarily as a result of the completion of the procurement project discussed above. A portion of the consulting fees paid during this project was expensed through O&M during 2013;

•	Investor relations fees decreased primarily due to a reduction in costs associated with the Company's annual Proxy report. In addition, certain directors fees are down due to timing; and

•	Pension costs decreased primarily due to an increase in the discount rate used in determining the 2014 expense.

The Company saw an approximate $342,000, or 6.5%, increase in its Depreciation expense from the six months ended June 30, 2014 compared to the same period in 2013.  The primary driver of this increase was due to higher Utility Plant in Service as of June 30, 2014 compared to June 30, 2013.

Income Tax expense decreased by $1,313,000 in the first two quarters of 2014 when compared to the same period in 2013 due to a lower effective income tax rate, partially offset by higher pre-tax net income. The Company's effective tax rate decreased from 38.3% to 20.2% in the six months ended June 30, 2014 compared to the same period in 2013. The primary reasons for the decrease in the effective tax rate was the inclusion of an estimate for the 2014 repair deduction in the current year provision.

Other Income (Deductions), Net of Taxes increased for the six months ended June 30, 2014 by $447,000. The primary drivers of this increase were a decrease in costs related to the Company's SERP, an increase of investment income on assets held for the SERP and an increase in the AFUDC during the six months ended June 30, 2014.

Total Interest and Debt Expense increased by $459,000 in the six months ended June 30, 2014 when compared to the same period in 2013. This is primarily due to a timing difference in patronage income the Company receives from one of its banking partners. The Company recorded patronage income related to the 2012 year in the first quarter of 2013 and simultaneously began to accrue for 2013 patronage income. During 2014, the Company accrued only for 2014 patronage income. Additionally, in the second quarter of 2013, the Company recorded a catch up of amortization of the fair value of debt acquired in the purchase of Maine Water and BSWC.

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

On the 2012 Federal tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS' temporary tangible property regulations. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for the 2012 tax year would be reviewed. This review, which is still ongoing, began in the first quarter of 2014. While the Company believes that the deduction taken on its tax return is appropriate, the methodology for determining the deduction could be challenged by the taxing authorities. Through June 30, 2014, the Company has recorded, as required by FASB ASC 740, a provision of $3.2 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $35.0 million of variable rate lines of credit with two banks, under which the Company did not have any interim bank loans payable at June 30, 2014.

As of June 30, 2014, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II, Item 1A: Risk Factors

Information about the material risks related to our business, financial condition and results of operations for the three and six months ended June 30, 2014 does not materially differ from that set out under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the information provided elsewhere in this report. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company's business operations, financial condition or operating results.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended June 30, 2014.

Part II, Item 6: Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Connecticut Water Service, Inc. amended and restated as of April, 1998. (Exhibit 3.1 to Form 10-K for the year ended December 31, 1998).

3.2	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 16, 2007. (Exhibit 3.1 to Form 8-K filed on August 21, 2007).

3.3	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended December 31, 1998).

3.4	Certificate of Amendment to the Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit to Form 10-K for the year ended December 31, 2001).

3.5
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004.  (Exhibit 3.5 to Form 10-Q for the quarter ended March 31, 2004).

10.1	Form of Restricted Share Award Agreement for non-employee Directors under the Company’s 2014 Performance Stock Program (Exhibit 10.1 to current report on Form 8-K filed on May 12, 2014).

10.2*	Amended and Restated Promissory Note and Supplement, by and between the Company and CoBank, ACB, dated August 6, 2014.

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32**	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)

Date:	August 8, 2014	By: /s/ David C. Benoit
David C. Benoit Senior Vice President – Finance and Chief Financial Officer

Date:	August 8, 2014	By: /s/ Nicholas A. Rinaldi
Nicholas A. Rinaldi Controller