Form 10-Q
period 2014-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 2014-11-07
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014 or

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
11,112,589
Number of shares of common stock outstanding, November 1, 2014
(Includes 200,991 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
September 30, 2014

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	September 30, 2014	December 31, 2013
Utility Plant	$662,411	$639,704
Construction Work in Progress	20,642	12,066
	683,053	651,770
Accumulated Provision for Depreciation	(188,482)	(179,894)
Net Utility Plant	494,571	471,876
Other Property and Investments	7,691	7,388
Cash and Cash Equivalents	1,626	18,371
Accounts Receivable (Less Allowance, 2014 - $1,150; 2013 - $1,127)	12,968	12,340
Accrued Unbilled Revenues	9,521	7,624
Materials and Supplies, at Average Cost	1,632	1,633
Prepayments and Other Current Assets	13,553	6,928
Total Current Assets	39,300	46,896
Restricted Cash	1,291	5,777
Unamortized Debt Issuance Expense	6,428	6,841
Unrecovered Income Taxes - Regulatory Asset	52,554	47,135
Pension Benefits - Regulatory Asset	2,099	3,085
Post-Retirement Benefits Other Than Pension - Regulatory Asset	1,456	1,288
Goodwill	31,685	31,685
Deferred Charges and Other Costs	9,382	8,840
Total Regulatory and Other Long-Term Assets	104,895	104,651
Total Assets	$646,457	$630,811
CAPITALIZATION AND LIABILITIES
Common Stockholders' Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2014 - 11,111,444; 2013 - 11,038,232	$140,241	$138,591
Retained Earnings	69,842	59,277
Accumulated Other Comprehensive Income (Loss)	45	(115)
Common Stockholders' Equity	210,128	197,753
Preferred Stock	772	772
Long-Term Debt	173,395	175,042
Total Capitalization	384,295	373,567
Current Portion of Long-Term Debt	1,546	4,121
Interim Bank Loans Payable	693	—
Accounts Payable and Accrued Expenses	9,026	10,846
Accrued Interest	1,426	753
Current Portion of Refund to Customers - Regulatory Liability	6,087	4,650
Other Current Liabilities	2,297	2,359
Total Current Liabilities	21,075	22,729
Advances for Construction	26,874	28,718
Deferred Federal and State Income Taxes	53,742	47,470
Unfunded Future Income Taxes	52,314	46,723
Long-Term Compensation Arrangements	19,215	20,651
Unamortized Investment Tax Credits	1,358	1,414
Refund to Customers - Regulatory Liability	3,100	7,749
Other Long-Term Liabilities	1,010	1,018
Total Long-Term Liabilities	157,613	153,743
Contributions in Aid of Construction	83,474	80,772
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$646,457	$630,811

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2014 and 2013
(Unaudited)
(In thousands, except per share amounts)

	2014	2013
Operating Revenues	$27,554	$27,632
Operating Expenses
Operation and Maintenance	10,871	11,099
Depreciation	2,947	2,684
Income Taxes	2,062	1,659
Taxes Other Than Income Taxes	2,169	2,135
Total Operating Expenses	18,049	17,577
Net Operating Revenues	9,505	10,055
Other Utility Income, Net of Taxes	177	194
Total Utility Operating Income	9,682	10,249
Other Income (Deductions), Net of Taxes
Gain (Loss) on Real Estate Transactions	4	(7)
Non-Water Sales Earnings	378	381
Allowance for Funds Used During Construction	150	79
Other	(165)	423
Total Other Income, Net of Taxes	367	876
Interest and Debt Expense
Interest on Long-Term Debt	1,766	1,827
Other Interest (Income) Charges, Net	(168)	(142)
Amortization of Debt Expense and Premium, Net	3	(2)
Total Interest and Debt Expense	1,601	1,683
Net Income	8,448	9,442
Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$8,438	$9,432
Weighted Average Common Shares Outstanding:
Basic	10,902	10,835
Diluted	11,102	11,006
Earnings Per Common Share:
Basic	$0.78	$0.87
Diluted	$0.76	$0.86
Dividends Per Common Share	$0.2575	$0.2475

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)
(In thousands, except per share amounts)

	2014	2013
Operating Revenues	$73,273	$69,906
Operating Expenses
Operation and Maintenance	32,041	31,834
Depreciation	8,593	7,988
Income Taxes	4,396	5,306
Taxes Other Than Income Taxes	6,557	6,105
Total Operating Expenses	51,587	51,233
Net Operating Revenues	21,686	18,673
Other Utility Income, Net of Taxes	564	579
Total Utility Operating Income	22,250	19,252
Other Income (Deductions), Net of Taxes
Gain (Loss) on Real Estate Transactions	4	(7)
Non-Water Sales Earnings	1,209	1,143
Allowance for Funds Used During Construction	417	209
Other	(96)	251
Total Other Income, Net of Taxes	1,534	1,596
Interest and Debt Expense
Interest on Long-Term Debt	5,285	5,405
Other Interest (Income) Charges, Net	(490)	(842)
Amortization of Debt Expense and Premium, Net	65	(80)
Total Interest and Debt Expense	4,860	4,483
Net Income	18,924	16,365
Preferred Stock Dividend Requirement	29	29
Net Income Applicable to Common Stock	$18,895	$16,336
Weighted Average Common Shares Outstanding:
Basic	10,886	10,819
Diluted	11,083	10,987
Earnings Per Common Share:
Basic	$1.74	$1.51
Diluted	$1.70	$1.49
Dividends Per Common Share	$0.7525	$0.7325

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013
Net Income	$8,448	$9,442
Other Comprehensive Income/(Loss), net of tax
Qualified Cash Flow Hedging Instrument Income, net of tax benefit of $0 and $12 in 2014 and 2013	—	40
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax expense of $61 and $34 in 2014 and 2013	14	22
Unrealized (loss) gain on investments, net of tax benefit (expense) of $9 and $(31) in 2014 and 2013	(14)	54
Other Comprehensive Income, net of tax	—	116
Comprehensive Income	$8,448	$9,558

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013
Net Income	$18,924	$16,365
Other Comprehensive Income/(Loss), net of tax
Qualified Cash Flow Hedging Instrument Income, net of tax benefit of $0 and $12 in 2014 and 2013	—	41
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax expense of $87 and $80 in 2014 and 2013	136	89
Unrealized gain on investments, net of tax expense of $15 and $66 in 2014 and 2013	24	107
Other Comprehensive Income, net of tax	160	237
Comprehensive Income	$19,084	$16,602

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended September 30, 2014 and 2013
(Unaudited)
(In thousands, except per share amounts)

	2014	2013
Balance at Beginning of Period	$64,259	$53,395
Net Income	8,448	9,442
	72,707	62,837
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	7	7
Common Stock - 2014 $0.2575 per share; 2013 $0.2475 per share	2,855	2,719
	2,865	2,729
Balance at End of Period	$69,842	$60,108

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)
(In thousands, except per share amounts)

	2014	2013
Balance at Beginning of Period	$59,277	$51,804
Net Income	18,924	16,365
	78,201	68,169
Dividends Declared:
Cumulative Preferred, Class A, $0.60 per share	9	9
Cumulative Preferred, Series $0.90, $0.675 per share	20	20
Common Stock - 2014 $0.7525 per share; 2013 $0.7325 per share	8,330	8,032
	8,359	8,061
Balance at End of Period	$69,842	$60,108

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013
Operating Activities:
Net Income	$18,924	$16,365
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by
Operating Activities:
Deferred Revenues	(4,291)	(2,583)
Provision for Deferred Income Taxes and Investment Tax Credits, Net	6,385	5,063
Allowance for Funds Used During Construction	(417)	(209)
Depreciation and Amortization (including $599 and $453 in 2014 and 2013 charged to other accounts)	9,192	8,441
(Gain) Loss on Real Estate Transactions	(4)	7
Change in Assets and Liabilities:
Increase in Accounts Receivable and Accrued Unbilled Revenues	(2,525)	(4,255)
Increase in Prepaid Income Taxes and Prepayments and Other Current Assets	(6,625)	(18,170)
(Increase) Decrease in Other Non-Current Items	(1,336)	11,509
Increase in Accounts Payable, Accrued Expenses and Other Current Liabilities	524	1,876
Total Adjustments	903	1,679
Net Cash and Cash Equivalents Provided by Operating Activities	19,827	18,044
Investing Activities:
Net Additions to Utility Plant Used in Continuing Operations	(31,069)	(22,882)
Proceeds from the Sale of Land	7	95
Release of Restricted Cash	4,488	1,295
Net Cash and Cash Equivalents Used in Investing Activities	(26,574)	(21,492)
Financing Activities:
Proceeds from Interim Bank Loans	693	1,324
Repayment of Interim Bank Loans	—	(1,660)
Proceeds from the Issuance of Long-Term Debt	—	14,550
Costs to Issue Long-Term Debt and Common Stock	—	(42)
Proceeds from Issuance of Common Stock	1,295	1,209
Repayment of Long-Term Debt Including Current Portion	(3,866)	(15,613)
Advances from Others for Construction	239	179
Cash Dividends Paid	(8,359)	(8,061)
Net Cash and Cash Equivalents Used in Financing Activities	(9,998)	(8,114)
Net Decrease in Cash and Cash Equivalents	(16,745)	(11,562)
Cash and Cash Equivalents at Beginning of Period	18,371	13,150
Cash and Cash Equivalents at End of Period	$1,626	$1,588
Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$768	$438
Short-term Investment of Bond Proceeds Held in Restricted Cash	$1,291	$9,938
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$4,250	$4,126
State and Federal Income Taxes	$1,135	$2,550

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. (the “Company”) and its wholly-owned subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Company’s primary operating subsidiaries are: The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”). The Biddeford & Saco Water Company (“BSWC”) was merged with and into Maine Water, with Maine Water remaining as the surviving entity, effective January 1, 2014. The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2013 (the “10-K”) and as updated in the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014.

Certain reclassifications have been made to the 2013 Condensed Consolidated Statement of Cash Flows to conform previously reported data to the current presentation.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

Regulatory Matters

The rates we charge our Connecticut water customers are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”).  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water’s allowed return on equity and return on rate base, effective September 30, 2014 were 9.75% and 7.32%, respectively.

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

Effective April 1, 2014, in accordance with a settlement agreement with the Office of the Consumer Counsel of the State of Connecticut (the “OCC”) and the Office of the Attorney General for the State of Connecticut, discussed below, Connecticut Water's cumulative WICA surcharge of 7.89% was rolled into base rates charged to customers.

On July 29, 2014, Connecticut Water filed a WICA application with the PURA requesting a 1.59% surcharge to customers' bills, representing approximately $12.7 million in WICA related projects. On September 26, 2014, the PURA approved the 1.59% surcharge with the new rates becoming effective on October 1, 2014.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On June 28, 2013, Connecticut Water entered into a settlement agreement with the OCC and the Office of the Attorney General for the State of Connecticut (the “Settlement Agreement”), whereby Connecticut Water adjusted the water rates charged to its customers effective April 1, 2014 in accordance with the elements of the Settlement Agreement (the “Connecticut Water Rate Reduction Plan”). On July 1, 2013, Connecticut Water submitted an application to the PURA seeking formal approval of the Settlement Agreement.

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

Connecticut Water's allowed revenues for the nine months ended September 30, 2014, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $57.9 million. Through normal billing for the nine months ended September 30, 2014, revenue for Connecticut Water would have been approximately $53.4 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $4.5 million in additional revenue for the nine months ended September 30, 2014. As of September 30, 2014, the Company has $6.1 million in deferred revenues as a regulatory asset to be recovered from customers found on the "Prepayments and Other Current Assets" and "Deferred Charges and Other Costs" lines on the Condensed Consolidated Balance Sheet.

The rates we charge our Maine water customers are established under the jurisdiction of and are approved by the Maine Public Utilities Commission (“MPUC”). It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

return.  Maine Water’s average allowed return on equity and return on rate base, effective September 30, 2014 were 9.50% and 7.96%, respectively.

In April 2013, Maine Water filed for rate increases in three of its ten divisions, totaling approximately $94,000 in additional revenue, driven primarily by declining consumption and small expense increases. On July 9, 2013, the MPUC approved rate increases totaling $88,000 for these divisions, which became effective on July 1, 2013. In June 2013, Maine Water filed for rate increases in three additional divisions, totaling approximately $554,000 in additional revenue, driven primarily by capital expenditures, declining consumption and small expense increases. Two of these cases were approved by the MPUC with additional annual revenue of $90,000 which became effective on November 1, 2013. The remaining case was approved by the MPUC during the first quarter of 2014 and granted an annual increase of $340,000, which became effective on March 25, 2014. Additionally, Maine Water filed for a general rate increase for its Biddeford and Saco division, its largest division, on November 5, 2014 requesting $1.7 million in additional revenues, offset by $700,000 in the first year due to the adoption of IRS Revenue Procedure 2012-19 (“Repair Regulations”).

Effective June 2013, a Water Infrastructure Charge (“WISC”) became available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. Because the MPUC sets rates for Maine Water on a division-by-division basis, the WISC must be implemented in the same manner. To date in 2014, Maine Water has implemented a WISC in six of its ten divisions with expected annual revenue totaling $212,000, with plans to implement additional WISCs in most of the remaining divisions by the end of 2014.

On October 30, 2014, Maine Water petitioned the MPUC for approval of an accounting order that would allow them to refund a federal income tax refund stemming from the adoption of Repair Regulations. If approved the petition would allow Maine Water to reduce customer rates by $1.8 million over a three year period, with no impact on the Company's earnings per share.

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and nine months ended September 30, 2014 and 2013.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30,	2014	2013	2014	2013
Service Cost	$395	$550	$1,371	$1,650
Interest Cost	789	696	2,315	2,087
Expected Return on Plan Assets	(896)	(799)	(2,674)	(2,397)
Amortization of:
Prior Service Cost	19	19	55	56
Net Recognized Loss	443	563	989	1,689
Net Periodic Benefit Cost	$750	$1,029	$2,056	$3,085

The Company made a contribution to its defined benefit pension plan of $3,426,000 in 2014 for the 2013 plan year, as allowed by the current funding status.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30,	2014	2013	2014	2013
Service Cost	$63	$169	$371	$506
Interest Cost	150	127	470	381
Expected Return on Plan Assets	(75)	(73)	(229)	(218)
Other	57	57	169	169
Amortization of:
Prior Service Credit	(203)	(202)	(605)	(605)
Recognized Net Loss	120	108	256	323
Net Periodic Benefit Cost	$112	$186	$432	$556

3.	Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of stock awards):

Three months ended September 30,	2014	2013
Common Shares Outstanding End of Period:	11,111,444	11,016,494
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	10,901,934	10,834,532
Diluted	11,101,610	11,006,240

Basic Earnings per Share	$0.78	$0.87
Dilutive Effect of Stock Awards	(0.02)	(0.01)
Diluted Earnings per Share	$0.76	$0.86

Nine months ended September 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	10,885,988	10,818,996
Diluted	11,082,812	10,986,731

Basic Earnings per Share	$1.74	$1.51
Dilutive Effect of Stock Awards	(0.04)	(0.02)
Diluted Earnings per Share	$1.70	$1.49

Total unrecognized compensation expense for all stock awards was approximately $1.2 million as of September 30, 2014 and will be recognized over a weighted average period of 1.4 years.

4.	Recently Adopted and New Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one year period subsequent to the date of the financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the determination or reporting of the Company’s financial results.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Accumulated Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the three months ended September 30, 2014 and 2013 is as follows (in thousands):

Three months ended September 30, 2014	Interest Rate Swap	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$—	$297	$(252)	$45
Other Comprehensive Income (Loss) Before Reclassification	—	(14)	—	(14)
Amounts Reclassified from AOCI	—	—	14	14
Net current-period Other Comprehensive Income	—	(14)	14	—
Ending Balance	$—	$283	$(238)	$45

Three months ended September 30, 2013	Interest Rate Swap	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$(40)	$122	$(1,289)	$(1,207)
Other Comprehensive Income Before Reclassification	—	54	—	54
Amounts Reclassified from AOCI	40	—	22	62
Net current-period Other Comprehensive Income	40	54	22	116
Ending Balance	$—	$176	$(1,267)	$(1,091)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

The changes in AOCI by component, net of tax, for the nine months ended September 30, 2014 and 2013 is as follows (in thousands):

Nine months ended September 30, 2014	Interest Rate Swap	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$—	$259	$(374)	$(115)
Other Comprehensive Income Before Reclassification	—	13	—	13
Amounts Reclassified from AOCI	—	11	136	147
Net current-period Other Comprehensive Income	—	24	136	160
Ending Balance	$—	$283	$(238)	$45

Nine months ended September 30, 2013	Interest Rate Swap	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$(41)	$69	$(1,356)	$(1,328)
Other Comprehensive Income Before Reclassification	—	95	—	95
Amounts Reclassified from AOCI	41	12	89	142
Net current-period Other Comprehensive Income	41	107	89	237
Ending Balance	$—	$176	$(1,267)	$(1,091)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statements of Income for the three months ended September 30, 2014 and 2013 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Three Months Ended September 30, 2014(a)	Amounts Reclassified from AOCI Three Months Ended September 30, 2013(a)	Affected Line Items on Income Statement
Amortization of Cash Flow Hedging Instrument	$—	$28	Other Income
Tax benefit	—	12	Other Income
	—	40

Realized Gains on Investments	$—	$—	Other Income
Tax expense	—	—	Other Income
	—	—

Amortization of Recognized Net Gain from Defined Benefit Items	75	56	Other Income (b)
Tax expense	(61)	(34)	Other Income
	14	22

Total Reclassifications for the period, net of tax	$14	$62

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statement of Income for the nine months ended September 30, 2014 and 2013 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Nine Months Ended September 30, 2014(a)	Amounts Reclassified from AOCI Nine Months Ended September 30, 2013(a)	Affected Line Items on Income Statement
Amortization of Cash Flow Hedging Instrument	—	29	Other Income
Tax benefit	—	12	Other Income
	—	41

Realized Gains on Investments	$18	$21	Other Income
Tax expense	(7)	(9)	Other Income
	11	12

Amortization of Recognized Net Gain from Defined Benefit Items	223	169	Other Income (b)
Tax expense	(87)	(80)	Other Income
	136	89

Total Reclassifications for the period, net of tax	$147	$142

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Long-Term Debt

Long-Term Debt at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

		2014	2013
Connecticut Water Service, Inc.:
4.09%	Term Loan Note	$15,708	$16,420
The Connecticut Water Company:
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.10%	2009 A Series, Due 2039	19,950	19,950
5.00%	2011 A Series, Due 2021	23,527	23,602
3.16%	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	CoBank Note Payable, Due 2033	14,550	14,550
Total The Connecticut Water Company		134,687	134,762
The Maine Water Company:
8.95%	1994 Series G, Due 2024	9,000	9,000
2.68%	1999 Series J, Due 2019	424	474
0.00%	2001 Series K, Due 2031	697	739
2.58%	2002 Series L, Due 2022	83	90
1.53%	2003 Series M, Due 2023	381	401
1.73%	2004 Series N, Due 2024	431	451
0.00%	2004 Series O, Due 2034	133	140
1.76%	2006 Series P, Due 2026	431	451
1.57%	2009 Series R, Due 2029	237	242
0.00%	2009 Series S, Due 2029	672	717
0.00%	2009 Series T, Due 2029	1,886	2,012
0.00%	2012 Series U, Due 2042	166	171
1.00%	2013 Series V, Due 2033	1,385	1,410
2.52%	CoBank Note Payable, Due 2017	1,965	1,965
6.45%	BSWC Series M, Due 2014	—	2,700
7.72%	BSWC Series L, Due 2018	2,250	2,250
2.40%	BSWC Series N, Due 2022	1,251	1,297
1.86%	BSWC Series O, Due 2025	846	862
2.23%	BSWC Series P, Due 2028	1,354	1,354
Various	Various Capital Leases	43	70
Total The Maine Water Company		23,635	26,796
Add: Acquisition Fair Value Adjustment		911	1,185
Less: Current Portion		(1,546)	(4,121)
Total Long-Term Debt		$173,395	$175,042

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

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company and its subsidiaries were in compliance with all covenants at September 30, 2014.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,902	$—	$2,902
Money Market Fund	90	—	—	90
Mutual Funds:
Equity Funds (1)	1,446	—	—	1,446
Total	$1,536	$2,902	$—	$4,438

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

Long-Term Debt – The fair value of the Company's fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of September 30, 2014 and December 31, 2013, the estimated fair value of the Company's long-term debt was $183,730,000 and $178,526,000, respectively, as compared to the carrying amounts of $173,395,000 and $175,042,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is the benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

Advances for Construction – Customer advances for construction have a carrying amount of $26,874,000 and $28,718,000 at September 30, 2014 and December 31, 2013, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals. Financial data for the segments is as follows (in thousands):

Three months ended September 30, 2014
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$27,895	$10,054	$1,988	$8,066
Real Estate Transactions	7	7	3	4
Services and Rentals	1,503	634	256	378
Total	$29,405	$10,695	$2,247	$8,448

Three months ended September 30, 2013
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$27,982	$10,294	$1,226	$9,068
Real Estate Transactions	95	(8)	(1)	(7)
Services and Rentals	1,491	588	207	381
Total	$29,568	$10,874	$1,432	$9,442

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine months ended September 30, 2014
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$74,325	$21,809	$4,098	$17,711
Real Estate Transactions	7	7	3	4
Services and Rentals	4,391	1,999	790	1,209
Total	$78,723	$23,815	$4,891	$18,924

Nine months ended September 30, 2013
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$70,964	$20,223	$4,994	$15,229
Real Estate Transactions	95	(8)	(1)	(7)
Services and Rentals	4,357	1,875	732	1,143
Total	$75,416	$22,090	$5,725	$16,365

The revenues shown in Water Activities above consisted of revenues from water customers of $27,554,000 and $27,632,000 for the three months ended September 30, 2014 and 2013, respectively. Additionally, there were revenues associated with utility plant leased to others of $341,000 and $350,000 for the three months ended September 30, 2014 and 2013, respectively. The revenues from water customers for the three months ended September 30, 2014 and 2013 include $1,678,000 and $2,762,000 in additional revenues related to the implementation of the WRA, respectively. Since the Company implemented the WRA in the period ended September 30, 2013, the amount recorded in the three months ended September 30, 2013 represents nine months of WRA. Approximately $532,000 of the revenue recorded in the period ending September 30, 2013 was associated with the three months ending September 30, 2013, and $2,230,000 was associated with the six month period ending June 30, 2013. The revenues shown in Water Activities above consisted of revenues from water customers of $73,273,000 and $69,906,000 for the nine months ended September 30, 2014 and 2013, respectively. Additionally, there were revenues associated with utility plant leased to others of $1,052,000 and $1,058,000 for the nine months ended September 30, 2014 and 2013, respectively. The revenues from water customers for the nine months ended September 30, 2014 and 2013 include $4,471,000 and $2,762,000 in additional revenues related to the implementation of the WRA, respectively. A PURA order that became effective in January of 2014 changed the methodology for calculating the WRA by requiring that only revenues for services that have already been billed be considered in determining the WRA. In 2013, as allowed in the Settlement Agreement, the WRA was based upon both the billed component as well as any accrued revenues for services not billed at the close of any quarter. While this is expected to have a minimal impact for the December 31, 2014 calculation of WRA, it did reduce the three and nine month September 30, 2013 by approximately $363,000 and $1,339,000 respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.

Assets by segment (in thousands):

	September 30, 2014	December 31, 2013
Total Plant and Other Investments:
Water Activities	$501,520	$478,560
Non-Water	742	704
	502,262	479,264
Other Assets:
Water Activities	140,776	136,246
Non-Water	3,419	15,301
	144,195	151,547
Total Assets	$646,457	$630,811

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Income Taxes

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

On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed beginning in the fourth quarter of 2013.  The Company has provided requested information to the taxing authorities and is currently awaiting further correspondence. The Company is also aware that certain of its peers have been challenged on certain tax credits associated with fixed capital investment and believes that this may be a focus of the State's review.  While the Company firmly believes that all fixed capital investment credits are appropriate and conservatively measured, the Company believes, based on recent activities by taxing authorities, that it is more likely than not that the Company's fixed capital investment credits claimed in prior years may be challenged and ultimately disallowed. Through September 30, 2014, the Company has recorded, as required by FASB ASC 740, a provision of $2.0 million, or 100% of the credits recorded for transmission and distribution projects that would be subject to disallowance.

On the 2012 Federal tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS' temporary tangible property regulations.  This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations.  On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for the 2012 would be reviewed. This review, which is still ongoing, began in the first quarter of 2014. While the Company believes that the deduction taken on its tax return is appropriate, the methodology for determining the deduction could be challenged by the taxing authorities.  On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. Through September 30, 2014, the Company has recorded, as required by FASB ASC 740, a provision of $3.6 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company's Condensed Consolidated Statements of Income.  There were no such charges for the nine months ended September 30, 2014 and 2013.  Additionally, there were no accruals relating to interest or penalties as of September 30, 2014 and December 31, 2013.  The Company remains subject to examination by federal tax authorities for the 2011 through 2013 tax years; and the state tax authorities for the 2009 through 2013 tax years.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2014 Federal Tax Return to be filed in September 2015.  As a result, through the third quarter of 2014, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2014 and has reflected that deduction in its effective tax rate at 75% of the expected $15 million of infrastructure improvement.  Consistent with other differences between book and tax expenditures, the Company is required to flow-through any timing differences not required by the IRS to be normalized.

The Company’s effective income tax rate for the three months ended September 30, 2014 and 2013 was 21.0% and 13.2%, respectively.  The Company's effective tax rate, excluding discrete items booked during the quarter, was 18.8% for the three months ended September 30, 2014. These discrete items included an adjustment related to the recording of the provision for the repair deduction and the recording of the change in estimate of prior year income taxes. The statutory income tax rates during each period were 41%.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations in the current year.

The Company’s effective income tax rate for the nine months ended September 30, 2014 and 2013 was 20.5% and 25.9%, respectively.  The Company's effective tax rate, excluding discrete items booked during the quarter, was 17.9% for the nine months ended September 30, 2014. These discrete items included an adjustment related to the recording in the first quarter of 2014, of a tax benefit associated with the amortization of the fair value of debt in connection with the purchases of Maine Water and BSWC, the recording of the change in estimate of prior year income taxes, and the recording of the provision for the repair deduction. The statutory income tax rates during each period were 41%. In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations in the current year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Lines of Credit

The Company entered into a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2016.  The Company maintains an additional line of credit of $20.0 million with RBS Citizens, N.A., with an expiration date of June 30, 2017.  As of September 30, 2014, the total lines of credit available to the Company was $35.0 million.  As of September 30, 2014 the Company had $0.7 million of Interim Bank Loans Payable. The Company did not have any Interim Bank Loans Payable as of December 31, 2013. As of September 30, 2014, the Company had $34.3 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

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

The rates we charge our Connecticut water customers are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”).  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water's allowed return on equity and return on rate base, effective September 30, 2014 were 9.75% and 7.32%, respectively.

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

Effective April 1, 2014, in accordance with a settlement agreement with the Office of the Consumer Counsel of the State of Connecticut (the “OCC”) and the Office of the Attorney General for the State of Connecticut, discussed below, Connecticut Water's cumulative WICA surcharge of 7.89% was rolled into base rates charged to customers.

On July 29, 2014, Connecticut Water filed a WICA application with the PURA requesting a 1.59% surcharge to customers' bills, representing approximately $12.7 million in WICA related projects. On September 26, 2014, the PURA approved the 1.59% surcharge with the new rates becoming effective on October 1, 2014.

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

On June 28, 2013, Connecticut Water entered into a settlement agreement with the OCC and the Office of the Attorney General for the State of Connecticut (the “Settlement Agreement”), whereby Connecticut Water adjusted the water rates charged to its customers effective April 1, 2014 in accordance with the elements of the Settlement Agreement (the “Connecticut Water Rate Reduction Plan”). On July 1, 2013, Connecticut Water submitted an application to the PURA seeking formal approval of the Settlement Agreement.

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

Connecticut Water's allowed revenues for the nine months ended September 30, 2014, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $57.9 million. Through normal billing for the nine months ended September 30, 2014, revenue for Connecticut Water would have been approximately $53.4 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $4.5 million in additional revenue for the nine months ended September 30, 2014.

The rates we charge our Maine water customers are established under the jurisdiction of and are approved by the Maine Public Utilities Commission (“MPUC”). It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Maine Water’s average allowed return on equity and return on rate base, effective September 30, 2014 were 9.50% and 7.96%, respectively. On September 3, 2013, an application was filed with the MPUC to merge Maine Water and the Biddeford

& Saco Water Company (“BSWC”), with Maine Water as the surviving entity. This application was approved by the MPUC and BSWC was merged with and into Maine Water effective January 1, 2014.

In April 2013, Maine Water filed for rate increases in three of its ten divisions, totaling approximately $94,000 in additional revenue, driven primarily by declining consumption and small expense increases. On July 9, 2013, the MPUC approved rate increases totaling $88,000 for these divisions, which became effective on July 1, 2013. In June 2013, Maine Water filed for rate increases in three additional divisions, totaling approximately $554,000 in additional revenue, driven primarily by capital expenditures, declining consumption and small expense increases. Two of these cases were approved by the MPUC with additional annual revenue of $90,000 which became effective on November 1, 2013. The remaining case was approved by the MPUC during the first quarter of 2014 and granted an annual increase of $340,000, which became effective on March 25, 2014. Additionally, Maine Water filed for a general rate increase for its Biddeford and Saco division, its largest division, on November 5, 2014 requesting $1.7 million in additional revenues, offset by $700,000 in the first year due to the adoption of IRS Revenue Procedure 2012-19 (“Repair Regulations”).

Effective June 2013, a Water Infrastructure Charge (“WISC”) became available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. Because the MPUC sets rates for Maine Water on a division-by-division basis, the WISC must be implemented in the same manner. To date in 2014, Maine Water has implemented a WISC in six of its ten divisions with expected annual revenue totaling $212,000, with plans to implement additional WISCs in most of the remaining divisions by the end of 2014.

On October 30, 2014, Maine Water petitioned the MPUC for approval of an accounting order that would allow them to refund a federal income tax refund stemming from the adoption of Repair Regulations. If approved the petition would allow Maine Water to reduce customer rates by $1.8 million over a three year period, with no impact on the Company's earnings per share.

Recognizing the increasing importance of managing and protecting electronic data, the Company, beginning in 2014, partnered with a consulting firm to evaluate the Company's cyber security strengths and vulnerabilities and to help in creating an evaluation of the Company's current information technology (“IT”) structure within the organization.  In April 2014, a cyber security assessment analysis identified and prioritized steps that the Company should take to enhance its security surrounding cyber security.  The Company is in the process of implementing recommendations contained in the cyber security assessment which it estimates will be completed in full by June 2016 and will require over $1 million in related internal and external labor costs and additional technological investments to complete.  In September 2014, the consultant delivered a report related to the IT structure which contained recommendations aimed at strengthening the IT organization.  The Company has recently begun the process of implementing these recommendations.  Combined, these consulting projects added approximately $330,000 in additional Operation & Maintenance costs during the nine months ended September 30, 2014.

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

Town of Mansfield Agreement
Connecticut Water and the Town of Mansfield have finalized a definitive written agreement for Connecticut Water to serve the Town of Mansfield community. On January 13, 2014, the Mansfield Town Council voted to authorize the Town Manager to execute the agreement with Connecticut Water and it was signed by the parties on January 21, 2014.

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

•
A Water System Advisory Committee (“WSAC”) will be created with representatives of the Town of Mansfield, UCONN, regional representatives and other key stakeholders to advise Connecticut Water regarding water service and the system’s operations, expansion or integration as well as recommended best management practices, including water conservation programs. The WSAC has been established and has held two meeting since July 2014.

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

The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water. In Maine, water revenues can be dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels. This risk has been mitigated in Connecticut with the implementation of the WRA. The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to control our operating costs, customer growth in the Company’s core regulated water utility businesses, growth in revenues attributable to non-water sales operations, availability and desirability of land no longer needed for water delivery for land sales, the outcome of the review of the Company's Connecticut state and federal tax filings by the Connecticut Department of

Revenue Services and the IRS, respectively, and the timing and adequacy of rate relief when requested, from time to time, by our regulated water companies.

The Company expects Net Income from its Water Activities segment to increase in 2014 over 2013 levels, based, in part, on the ability to take advantage of the WISC surcharge in Maine and the continued utilization of WICA in Connecticut, along with modest growth in its Services and Rentals segment.

The Company believes that the factors described above and those described in detail under the heading “Commitments and Contingencies” below may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2014 and beyond.  Please also review carefully the risks and uncertainties described in the sections entitled Item 1A – Risk Factors, “Commitments and Contingencies” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the risks and uncertainties described in the “Forward-Looking Information” section below.

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

The Company entered into a $15.0 million line of credit agreement with CoBank, ACB (“CoBank”), that is currently scheduled to expire on July 1, 2016.  The Company maintains an additional line of credit of $20.0 million with RBS Citizens, N.A., with an expiration date of June 30, 2017.  As of September 30, 2014, the total lines of credit available to the Company was $35.0 million.  As of September 30, 2014 the Company had $0.7 million of Interim Bank Loans Payable. The Company did not have any Interim Bank Loans Payable as of December 31, 2013. As of September 30, 2014, the Company had $34.3 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

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

During the third quarter of 2014, the Maine Water paid off $2,700,000 of the outstanding BSWC Series M bond upon maturity. Additionally, during the nine months ended September 30, 2014, the Company paid approximately $712,000 related to Connecticut Water Service's Term Note Payable issued as part of the acquisition of Maine Water Company and approximately $434,000 in sinking funds related to Maine Water Company's outstanding bonds.

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

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) to all registered shareholders, and to the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company's appointment of a new common stock transfer agent. During the nine months ended September 30, 2014 and 2013, plan participants invested $1,295,000 and $1,209,000, respectively, in additional shares as part of the DRIP.

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

Results of Operations

Three months ended September 30
Net Income for the three months ended September 30, 2014 decreased from the same period in the prior year by $994,000 to $8,448,000. Earnings per basic average common share decreased by $0.09 to $0.78 during the three months ended September 30, 2014.

This decrease in Net Income is broken down by business segment as follows (in thousands):

Business Segment	September 30, 2014	September 30, 2013	Increase/(Decrease)
Water Activities	$8,066	$9,068	$(1,002)
Real Estate Transactions	4	(7)	11
Services and Rentals	378	381	(3)
Total	$8,448	$9,442	$(994)

The decrease in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers decreased by $78,000, or 0.3%, to $27,554,000 for the three months ended September 30, 2014 when compared to the same period in 2013.  The primary reason for the decrease in revenues was the timing and methodology of the implementation of the WRA in 2013. The WRA allows Connecticut Water to record a revenue adjustment, on a monthly basis, based upon our actual billing revenues compared to approved revenues serving as the basis for rates. During the three months ended September 30, 2014, the Company recorded approximately $1,678,000 in additional revenue related to the WRA, compared to $2,762,000 during the three months ended September 30, 2013. The higher WRA revenues during the three months ended September 30, 2013 is a result of the Company recording nine months of WRA revenues during the period, partially offset by a change in methodology for the calculation in 2014. The net effect of these two items had a approximate $1.2 million reduction in the revenue variance for the three months ended September 30, 2014 versus the same period in 2013. Offsetting the decrease in WRA revenues, the Company saw a benefit from increased WICA surcharges, which were rolled into base rates effective April, 1, 2014, in Connecticut and higher rates in certain Maine divisions.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense decreased by $228,000, or 2.1%, for the three months ended September 30, 2014 when compared to the same period of 2013. The following table presents the components of O&M expense (in thousands):

Expense Components	September 30, 2014	September 30, 2013	Increase / (Decrease)
Write-off of well development costs	$346	$—	$346
Outside services	687	448	239
Medical	739	617	122
Payroll	3,658	3,549	109
Insurance costs	348	291	57
Investor relations	166	118	48
Customer	451	407	44
Water treatment (including chemicals)	836	856	(20)
Other benefits	226	276	(50)
Post-retirement medical	111	187	(76)
Pension	757	1,075	(318)
Mark-to-market	(216)	446	(662)
Other	2,762	2,829	(67)
Total	$10,871	$11,099	$(228)

The changes in individual items are described below:

•
Mark-to-market represents the treatment of certain officers' benefits based on fluctuations in the stock market and the effect that has on non-vested share based compensation. The Company's stock price as of September 30, 2013 was higher than the stock price as of December 31, 2012, which increased mark-to-market expense for the period. In addition, the stock price as of September 30, 2014 was lower than December 31, 2013 causing a decrease in mark-to-market expense for the period;

•	Pension costs and post-retirement medical costs each decreased primarily due to an increase in the discount rates used in determining the 2014 expense; and

•	Other benefits decreased primarily due to a reduction in costs associated with benefits provided to certain management level employees.

The decreases described above were partially offset by the following increases to O&M expense:

•
During the third quarter of 2014, the Company recognized expenses related to the write-off of well development capital costs in the Town of Marlborough, Connecticut incurred in prior periods. The Company is currently negotiating with the Town in an effort to recover all or a portion of these costs;

•
Outside services costs increased primarily due to the use of a consulting firm to evaluate the Company's current IT structure within the organization, as discussed above, and additional consulting costs related to the preparation of the repair tax deduction included in the Company's 2013 Federal income tax return. These increases to outside services were partially offset by decreases in internal and external auditing costs; and

•	Payroll costs increased primarily due to normal wage increases.

The Company saw an approximate $263,000, or 9.8%, increase in its Depreciation expense from the three months ended September 30, 2014 compared to the same period in 2013.  The primary driver of this increase was due to higher Utility Plant in Service as of September 30, 2014 compared to September 30, 2013.

Income Tax expense increased by $403,000 in the third quarter of 2014 when compared to the same period in 2013 due to a higher effective income tax rate. The Company's effective tax rate increased from 13.2% to 21.0% in the three months ended September 30, 2014 compared to the same period in 2013. The primary reason for the increase in the effective tax rate was the adoption of the tangible property regulations in the third quarter of 2013 which reflected the adoption of the tangible property regulations.

Other Income (Deductions), Net of Taxes decreased for the three months ended September 30, 2014 by $509,000. The primary drivers of this decrease was due to the tax benefits arising from the Company's income tax provision to income tax return analysis during the three months ended September 30, 2013, which resulted in a benefit to the Company. Additionally, there was an increase in costs related to the Company's supplemental executive retirement plan (“SERP”) and a decrease of investment income on assets held for the SERP. Offsetting these decreases to Other Income (Deductions), Net of Taxes was an increase in the Allowance for Funds Used During Construction (“AFUDC”) during the three months ended September 30, 2014.

Total Interest and Debt Expense decreased by $82,000 in the three months ended September 30, 2014 when compared to the same period in 2013. The primary reason for the decrease in Interest and Debt Expense was the lower interest expense incurred because of lower debt balances outstanding at September 30, 2014 when compared to September 30, 2013.

Nine months ended September 30
Net Income for the nine months ended September 30, 2014 increased from the same period in the prior year by $2,559,000 to $18,924,000. Earnings per basic average common share increased by $0.23 to $1.74 during the nine months ended September 30, 2014.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	September 30, 2014	September 30, 2013	Increase/(Decrease)
Water Activities	$17,711	$15,229	$2,482
Real Estate Transactions	4	(7)	11
Services and Rentals	1,209	1,143	66
Total	$18,924	$16,365	$2,559

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $3,367,000, or 4.8%, to $73,273,000 for the nine months ended September 30, 2014 when compared to the same period in 2013.  The 2014 change in the methodology to base the WRA exclusively on revenues resulting from billed services resulted in approximately $2 million of the increase.  In addition, the Company saw an increase in revenues in Maine due to rate increases in certain Maine Water jurisdictions through regular rate increases and WISC surcharges.  Finally, revenues increased due to the benefit from increased WICA surcharges, which were rolled into base rates effective April, 1, 2014, in Connecticut.

Operation and Maintenance Expense

O&M expense increased by $207,000, or 0.7%, for the nine months ended September 30, 2014 when compared to the same period of 2013. The following table presents the components of O&M expense (in thousands):

Expense Components	September 30, 2014	September 30, 2013	Increase / (Decrease)
Payroll	$11,326	$10,586	$740
Write-off of well development costs	346	—	346
Other benefits	996	726	270
Maintenance	2,256	2,007	249
Insurance costs	1,026	855	171
Water treatment (including chemicals)	2,275	2,141	134
Outside services	1,707	1,608	99
Customer	1,227	1,135	92
Utility costs	2,873	2,817	56
Medical	2,045	2,062	(17)
Purchased water	1,102	1,128	(26)
Regulatory and commission expense	266	311	(45)
Investor relations	485	579	(94)
Post-retirement medical	432	557	(125)
Mark-to-market	(404)	322	(726)
Pension	2,053	3,060	(1,007)
Other	2,030	1,940	90
Total	$32,041	$31,834	$207

The changes in individual items are described below:

•
Payroll costs increased in the first nine months of 2014 due to a completed procurement project that allocated certain administrative employee time to capital that was completed during 2013, and normal wage increases. Employee time that had been charged to capital projects during the first quarter of 2013 returned to O&M at the completion of the project;

•
During the third quarter of 2014, the Company recognized expenses related to the write-off of well development capital costs in the Town of Marlborough, Connecticut incurred in prior periods. The Company is currently negotiating with the Town in an effort to recover all or a portion of these costs;

•
The increase in Other benefit costs was attributable primarily to an increase in costs associated with certain stock-based compensation awarded to executives. This increase was partially offset by a reduction in costs associated with benefits provided to certain management level employees.

•	Insurance costs increased primarily due to higher premiums paid for the Company's directors and officers coverage;

•	The increase in water treatment costs was due primarily to increases in waste disposal costs and treatment costs in Maine; and

•
Outside services costs increased primarily due to the use of a consulting firm to evaluate the Company's cyber security strengths and vulnerabilities and to help in creating an evaluation of the Company's current IT structure within the organization, as discussed above, and additional consulting costs related to the preparation of the repair tax deduction included in the Company's 2013 Federal income tax return. These increases to outside services were partially offset by decreases in internal and external auditing costs.

The increases described above were partially offset by the following decreases to O&M expense:

•
Mark-to-market represents the treatment of certain officers' benefits based on fluctuations in the stock market and the effect that has on non-vested share based compensation. The Company's stock price as of September 30, 2013 was higher than the stock price as of December 31, 2012, which increased mark-to-market expense for the period. In addition, the stock price as of September 30, 2014 was lower than December 31, 2013 causing a decrease in mark-to-market expense for the period;

•	Pension costs and post-retirement medical costs each decreased primarily due to an increase in the discount rates used in determining the 2014 expense; and

•	Investor relations fees decreased primarily due to a reduction in costs associated with the Company's proxy statement.

The Company saw an approximate $605,000, or 7.6%, increase in its Depreciation expense from the nine months ended September 30, 2014 compared to the same period in 2013.  The primary driver of this increase was due to higher Utility Plant in Service as of September 30, 2014 compared to September 30, 2013.

Income Tax expense decreased by $910,000 in the first three quarters of 2014 when compared to the same period in 2013 due to a lower effective income tax rate, partially offset by higher pre-tax net income. The Company's effective tax rate decreased from 25.9% to 20.5% in the nine months ended September 30, 2014 compared to the same period in 2013. The primary reason for the decrease in the effective tax rate was the inclusion of an estimate for the 2014 repair deduction in the current year provision.

Other Income (Deductions), Net of Taxes decreased for the nine months ended September 30, 2014 by $62,000. The primary drivers of this decrease was an increase in costs related to the Company's SERP and a decrease of investment income on assets held for the SERP. An additional factor contributing to the decrease was due to the tax benefits arising from the Company's income tax provision to income tax return analysis during the nine months ended September 30, 2013, which resulted in a benefit to the parent Company. Offsetting these decreases to Other Income (Deductions), Net of Taxes was an increase in AFUDC during the nine months ended September 30, 2014.

Total Interest and Debt Expense increased by $337,000 in the nine months ended September 30, 2014 when compared to the same period in 2013. This is primarily due to a timing difference in patronage income the Company receives from one of its banking partners. The Company recorded patronage income related to 2012 in the first quarter of 2013 and simultaneously began to accrue for 2013 patronage income. During 2014, the Company accrued only for 2014 patronage income. Additionally, in the second quarter of 2013, the Company recorded a catch up of amortization of the fair value of debt acquired in the purchase of Maine Water and BSWC. Partially offsetting these increases was lower interest expense due to lower debt balances outstanding at September 30, 2014 when compared to September 30, 2013

Commitments and Contingencies

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

On the 2012 Federal tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS' temporary tangible property regulations.  This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations.  On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for the 2012 tax return would be reviewed. This review, which is still ongoing, began in the first quarter of 2014. While the Company believes that the deduction taken on its tax return is appropriate, the methodology for determining the deduction could be challenged by the taxing authorities.  Through September 30, 2014, the Company has recorded, as required by FASB ASC 740, a provision of $3.6 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge.

The Company remains subject to examination by federal tax authorities for the 2011 through 2013 tax years; and the state tax authorities for the 2009 through 2013 tax years.

There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the year December 31, 2013.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $35.0 million of variable rate lines of credit with two banks, under which the Company had $0.7 million of interim bank loans payable at September 30, 2014.

As of September 30, 2014, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II, Item 1A: Risk Factors

Information about the material risks related to our business, financial condition and results of operations for the three and nine months ended September 30, 2014 does not materially differ from that set out under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the information provided elsewhere in this report. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company's business operations, financial condition or operating results.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended September 30, 2014.

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

10.1	Dividend Reinvestment and Common Stock Purchase Plan, amended and restated as of August 22, 2014 (Exhibit 4 to Form S-3 Registration Statement filed on Sept. 5, 2014).

10.2	Amended and Restated Promissory Note and Supplement, by and between the Company and CoBank, ACB, dated August 6, 2014. (Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2014).

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32**	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)

Date:	November 7, 2014	By: /s/ David C. Benoit
David C. Benoit Senior Vice President – Finance and Chief Financial Officer

Date:	November 7, 2014	By: /s/ Nicholas A. Rinaldi
Nicholas A. Rinaldi Controller