Form 10-K
period 2014-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2015-03-16
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period to from

Commission File Number 0-8084
Connecticut Water Service, Inc.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0739839 (I.R.S. Employer Identification No.)

93 West Main Street, Clinton, CT (Address of principal executive office)	06413 (Zip Code)

Registrant’s telephone number, including area code (860) 669-8636
Registrant’s website:  www.ctwater.com

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class Common Stock, without par value	Name of each exchange on which registered The Nasdaq Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2014, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was $375,872,528 based on the closing sale price on such date as reported on the NASDAQ.

Number of shares of Common Stock, no par value, outstanding as of March 1, 2015 was 11,152,627, including 229,329 common stock equivalent shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Document is Incorporated

Definitive Proxy Statement, to be filed on or about March 27, 2015, for Annual Meeting of Shareholders to be held on May 7, 2015.	Part III

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

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•	changes in general economic, business, credit and financial market conditions;

•	changes in environmental conditions, including those that result in water use restrictions;

•	the determination of what qualifies for a repair expense tax deduction;

•	abnormal weather conditions;

•	increases in energy and fuel costs;

•	unfavorable changes to the federal and/or state tax codes;

•	significant changes in, or unanticipated, capital requirements;

•	significant changes in our credit rating or the market price of our common stock;

•	our ability to integrate businesses, technologies or services which we may acquire;

•	our ability to manage the expansion of our business;

•	the continuous and reliable operation of our information technology systems, including the impact of cyber security attacks or other cyber-related events;

•	the extent to which we are able to develop and market new and improved services;

•	the continued demand by telecommunication companies for antenna site leases on our property;

•	the effect of the loss of major customers;

•	our ability to retain the services of key personnel and to hire qualified personnel as we expand;

•	labor disputes;

•	increasing difficulties in obtaining insurance and increased cost of insurance;

•	cost overruns relating to improvements or the expansion of our operations;

•	increases in the costs of goods and services;

•	civil disturbance or terroristic threats or acts; and

•	changes in accounting pronouncements.

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

PART I

ITEM 1.  BUSINESS

The Company

The Registrant, Connecticut Water Service, Inc. (referred to as “the Company”, “we”, “us”, or “our”) was incorporated in 1974, with The Connecticut Water Company (“Connecticut Water”) as its largest subsidiary which was organized in 1956. Connecticut Water Service, Inc. is a non-operating holding company, whose income is derived from the earnings of its five wholly-owned subsidiary companies as of December 31, 2014.  In 2014, approximately 93% of the Company’s net income was attributable to water activities carried out within its regulated water companies, Connecticut Water and The Maine Water Company (“Maine Water”), together the “Regulated Companies”.  As of December 31, 2014, the Regulated Companies supplied water to 123,071 customers, representing a population of approximately 400,000, in 77 municipalities throughout Connecticut and Maine.  The Regulated Companies are subject to state regulation regarding financial issues, rates, and operating issues, and to various other state and federal regulatory agencies concerning water quality and environmental standards.

In addition to its Regulated Companies, the Company owns two active unregulated companies.  In 2014, these unregulated companies, together with real estate transactions within Connecticut Water, contributed the remaining 7% of the Company’s net income through real estate transactions as well as services and rentals.  The two active unregulated companies are Chester Realty, Inc., a real estate company in Connecticut; and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services.

Effective January 1, 2012, the Company completed the acquisition of Aqua Maine, Inc. (“AM”) from Aqua America, Inc. (“AA”) for a total cash purchase price, adjusted at closing, of $35.6 million.  Subsequent to the closing, the name of AM was changed to The Maine Water Company.  Maine Water is a public water utility regulated by the Maine Public Utility Commission (“MPUC”) that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with the Company’s growth strategy and made the Company the largest U.S. based publicly-traded water utility company in New England.  The acquisition expanded the Company’s footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  The Company accounted for the acquisition in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 Business Combinations (“FASB ASC 805”), including the purchase price allocation.

In February 2012, Connecticut Water acquired a small water system in Hebron, Connecticut for $130,000.  The water system serves three multi-unit apartment buildings.

On July 19, 2012, the Company announced that it had reached an agreement to acquire The Biddeford & Saco Water Company (“BSWC”), pending a vote of BSWC shareholders, approval by the MPUC and the satisfaction of other various conditions. This acquisition added approximately 15,500 additional customers in the State of Maine, in the communities of Biddeford, Saco, Old Orchard Beach and Scarborough. Under the terms of the agreement, the acquisition was executed through a stock-for-stock merger transaction valued at approximately $12.0 million. On November 7, 2012, the MPUC approved the transaction and the Company completed the transaction on December 10, 2012. Holders of BSWC common stock received an aggregate of 380,254 shares of the Company’s common stock in a tax-free exchange. The Company accounted for the acquisition in accordance with FASB ASC 805, including the purchase price allocation. See Note 15, “Acquisitions”, in Part IV, Item 15 for more information. On September 3, 2013, an application was filed with the MPUC to merge Maine Water and BSWC, with Maine Water as the surviving entity. This application was approved by the MPUC and BSWC was merged with and into Maine Water effective January 1, 2014.

Our mission is to provide high quality water service to our customers at a fair return to our shareholders while maintaining a work environment that attracts, retains and motivates our employees to achieve a high level of performance.

Our corporate headquarters are located at 93 West Main Street, Clinton, Connecticut 06413.  Our telephone number is (860) 669-8636, and our internet address is www.ctwater.com.  The references to our Web site and the Securities and Exchange Commission’s (“SEC”) Web site are intended to be inactive textual references only, and the contents of those Web sites are not incorporated by reference herein and should not be considered part of this or any other report that we file with or furnish to the SEC.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these documents will be made available free of charge through the “INVESTORS” section of the Company’s internet website (http://www.ctwater.com) as soon as practicable after such material is electronically filed with, or furnished to, the SEC. The following documents are also available through the “INVESTORS” section of our website, under the “Coporate Governance” tab:

•	Employee Code of Conduct

•	Audit Committee Charter

•	Board of Directors Code of Conduct

•	Compensation Committee Charter

•	Corporate Finance and Investments Committee Charter

•	Corporate Governance Committee Charter

•	Bylaws of Connecticut Water Service, Inc.

Additionally, information concerning the Company’s 2015 Annual Meeting Materials (2014 Annual Report and 2015 Proxy Statement) can be found under the “INVESTORS” menu, under the “Investor Resources” tab when the Annual Meeting Materials are filed with the SEC on our about March 27, 2015.

Copies of each of the Company’s SEC filings (without exhibits) and corporate governance documents mentioned above will also be mailed to investors, upon request, by contacting the Company’s Corporate Secretary, Kristen A. Johnson, at Connecticut Water, 93 West Main Street, Clinton, CT 06413.

Our Regulated Companies

Our Regulated Companies are subject to seasonal fluctuations and weather variations.  The demand for water is generally greater during the warmer months than the cooler months due to customers’ incremental water consumption related to cooling systems and various outdoor uses such as private and public swimming pools and lawn sprinklers.  Demand will vary with rainfall and temperature levels from year to year and season to season, particularly during the warmer months. The risk associated with changes in demand are mitigated in the State of Connecticut due to the adoption of the Water Revenue Adjustment by Connecticut Water.

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

The rates we charge our Connecticut water customers are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”).  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water’s current allowed return on equity and return on rate base are 9.75% and 7.32%, respectively.

On January 26, 2012, Connecticut Water filed a Water Infrastructure and Conservation Adjustment (“WICA”) application with the PURA requesting an additional 1.17% surcharge to customer bills, related to approximately $7.0 million spending on WICA projects.  This application also reduced the surcharge by 0.11% for the prior year reconciliation adjustment which expired April 1, 2012.  On January 30, 2012, Connecticut Water filed for a 0.09% reconciliation adjustment for the 2011 shortfall in WICA, to become effective April 1, 2012.  In March 2012, the PURA approved an increase of 1.16% on Connecticut Water’s first WICA application and approved the 0.09% reconciliation surcharge from the second application, effective April 1, 2012.  As of April 1, 2012, Connecticut Water’s cumulative WICA surcharge was 4.23%.

On July 26, 2012, Connecticut Water filed a WICA application with the PURA requesting an additional 1.50% surcharge to customer bills, related to approximately $7.7 million spending on WICA projects. In September 2012, the PURA approved the 1.50% increase, effective October 1, 2012.  As of October 1, 2012, Connecticut Water’s cumulative WICA surcharge was 5.73%.

On January 25, 2013, Connecticut Water filed a WICA application with the PURA requesting an additional 1.08% surcharge to customer bills related to approximately $6.5 million spending on WICA projects. This application also reduced the surcharge by 0.09% for the prior year reconciliation adjustment which expired April 1, 2013.  On January 30, 2013, Connecticut Water filed for a 0.10% reconciliation adjustment for the 2012 shortfall in WICA, to become effective April 1, 2013.  On March 25, 2013, the PURA approved an additional 1.06% surcharge, effective April 1, 2013. Additionally, on March 27, 2013, the PURA approved a 0.10% reconciliation adjustment, effective April 1, 2013. As of April 1, 2013, Connecticut Water’s cumulative WICA surcharge was 6.80%.

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

On January 28, 2015, Connecticut Water filed a WICA application with the PURA requesting a 1.35% surcharge to customers' bills, representing approximately $11.2 million in WICA related projects. On February 23, 2015, Connecticut Water filed for a 0.10% reconciliation adjustment for the 2014 shortfall in WICA, to become effective April 1, 2015. The Company expects PURA to issue a decision on these WICA filings in March of 2015. If approved as filed, the cumulative WICA surcharge will be 2.69%.

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

The Settlement Agreement contemplated that Connecticut Water would adopt regulations issued by the Internal Revenue Service (“IRS”) that allowed the Company to adopt an alternative method for determining how expenditures related to tangible property can be treated for federal tax purposes for tax years beginning on or after January 1, 2012.  This tax accounting method change treated certain expenditures that the Company historically capitalized for tax purposes, as a deductible repair expense on its tax return.  The adoption of the tax accounting method change allowed Connecticut Water to record a favorable “catch up adjustment” on the Company's consolidated 2012 federal tax return which was filed in September 2013. The

Company filed with the IRS a tax refund of approximately $13.6 million by carrying back the net operating loss generated from this adjustment.

The Settlement Agreement included, as a result of negotiated compromise of the parties' respective positions, the following key elements related to the Connecticut Water Rate Reduction Plan:

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

Connecticut Water’s allowed revenues for the year ended December 31, 2014, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, were approximately $75.5 million. Through normal billing for the year ended December 31, 2014 operating revenue for Connecticut Water would have been approximately $71.8 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $3.7 million in additional revenue for the year ended December 31, 2014. During the year ended December 31, 2013, Connecticut Water recorded $3.3 million in additional revenue related to the WRA.

The rates we charge our Maine water customers are established under the jurisdiction of and are approved by the MPUC.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2014 were 9.50% and 7.96%, respectively.

In April 2013, Maine Water filed for rate increases in three of its ten divisions, totaling approximately $94,000 in additional revenue, driven primarily by declining consumption and small expense increases. On July 9, 2013, the MPUC approved rate increases totaling $88,000 for these divisions, which became effective on July 1, 2013. In June 2013, Maine Water filed for rate increases in three additional divisions, totaling approximately $554,000 in additional revenue, driven primarily by capital expenditures, declining consumption and small expense increases. Two of these cases were approved by the MPUC with additional annual revenue of $90,000 which became effective on November 1, 2013. The remaining case was approved by the MPUC during the first quarter of 2014 and granted an annual increase of $340,000, which became effective on March 25, 2014. Additionally, Maine Water filed for a general rate increase for its Biddeford and Saco division, its largest division, on November 5, 2014 requesting $1.7 million in additional revenues, offset by $700,000 in the first year due to the adoption of IRS Revenue Procedure 2012-19 (“Repair Regulations”). Maine Water entered into a stipulation agreement (“Biddeford Stipulation Agreement”) with Maine’s Office of Public Advocate which allowed for flow-through treatment of the Repair Regulations retroactive to January 1, 2014. As part of the Biddeford Stipulation Agreement, customers in the Biddeford and Saco division would receive the benefit of the Repair Regulations, approximately $880,000, over a three year period. Excluding the impact of the refund to customers, the Biddeford Stipulation Agreement calls for an annual increase in rates of approximately $1.3 million. MPUC issued a final decision related to the Biddeford Stipulation Agreement on March 13, 2015, with the new rates effective no earlier than March 1, 2015.

Effective June 2013, a Water Infrastructure Charge (“WISC”) became available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. Because the MPUC sets rates for Maine Water on a division-by-division basis, the WISC must be implemented in the same manner. To date, Maine Water has implemented a WISC in all of its ten divisions with expected annual revenue totaling $442,000.

On October 30, 2014, Maine Water petitioned the MPUC for approval of an accounting order that would allow it to refund to its customers a federal income tax refund stemming from the adoption of Repair Regulations to eight of its ten divisions, and to allow flow-through treatment of the repair deduction as of January 1, 2014. On February 26, 2015, the MPUC approved a stipulation between Maine Water and the Office of the Public Advocate (“Maine Water Stipulation Agreement”) that refunds $2.9 million to the customers of the eight divisions over a two year period starting no later than July 1, 2015, and allowing the requesting accounting treatment. In addition, Maine Water agreed not to file a general rate case during the two year refund period in any of the eight divisions that were allowed the refund. The MPUC orders that approved the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement are subject to a 21 day appeal period in which interveners have an opportunity to review or appeal the decision. As part of the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement, the Company is required to determine the remaining deferred tax liabilities associated with the fixed assets which the Company will be deducting as part of the adoption of the Repair Regulations. All parties to the Biddeford Stipulation Agreement, the Maine Water Stipulation Agreement, and the MPUC, agree that any benefit resulting from the elimination of deferred tax liabilities previously recorded on qualifying fixed assets subject to the Repair Regulation deduction, be deferred and considered in a separate docket initiated after the Company has analyzed this additional deferred tax liability in more detail. The Company believes that this analysis is an integral component to the overall accounting for the adoption of the Repair Regulations and the adoption of the flow-through method of accounting for regulatory accounting related to the adoption of the Repair Regulations. As such, though the Company believes the Biddeford Stipulation Agreement, the Maine Water Stipulation Agreement and MPUC orders (subject to the appeal process) are probable of being approved, the Company believes it is not possible to estimate the accounting impact of the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement including the separate analysis of the deferred tax liabilities as of December 31, 2014 and as a result has not recorded the impact of flow through accounting related to these deductions.

Our Water Systems

As of December 31, 2014, our water infrastructure consisted of 76 noncontiguous water systems in the States of Connecticut and Maine.  Our system, in total, consists of approximately 2,100 miles of water main and reservoir storage capacity of 9.4 billion gallons.  The safe, dependable yield from our 239 active wells and 25 surface water supplies is approximately 176 million gallons per day.  Water sources vary among the individual systems, but overall approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells.

For the year-ended December 31, 2014, our Regulated Companies’ 123,071 customers consumed approximately 9.4 billion gallons of water generating $94,020,000 in operating revenues.  We supply water, and in most cases, fire protection to all or portions of 77 towns throughout Connecticut and Maine.

The following table breaks down the above total figures by customer class as of December 31, 2014, 2013, and 2012:

	2014	2013	2012
Customers:
Residential	109,662	108,521	108,154
Commercial	8,586	8,502	8,539
Industrial	484	487	501
Public Authority	943	889	892
Fire Protection	2,834	2,798	2,763
Other (including non-metered accounts)	562	571	942
Total	123,071	121,768	121,791
Water Revenues (in thousands):
Residential	$57,095	$55,403	$50,783
Commercial	11,473	11,238	10,138
Industrial	2,984	3,120	3,080
Public Authority	3,215	2,967	2,675
Fire Protection	17,757	17,337	15,592
Other (including non-metered accounts)	1,496	1,416	1,570
Total	$94,020	$91,481	$83,838
Customer Water Consumption (millions of gallons):
Residential	6,341	6,209	5,622
Commercial	1,865	1,888	1,509
Industrial	739	718	780
Public Authority	483	462	421
Total	9,428	9,277	8,332

The Regulated Companies own various small, discrete parcels of land that are no longer required for water supply purposes.  At December 31, 2014, this land totaled over 750 acres.  Over the past several years, we have been disposing of these land parcels through sales and/or donations, primarily to towns and municipalities. For more information, please refer to Segments of Our Business below.

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

UCONN Agreement
Connecticut Water and UCONN negotiated a definitive agreement for Connecticut Water to provide a long-term supply of potable water for UCONN’s Storrs campus facilities which was approved by the Board of Trustees at their December 11, 2013 meeting and executed on December 18, 2013. The definitive agreement is consistent with the requirements of the Project’s EIE and record of decision, as approved by the Office of Policy and Management that identified the Company as the preferred option to supply UCONN and the Town of Mansfield, Connecticut with up to 2.2 million gallons of water per day over the next 47 years.  Connecticut Water will fund a 5-mile pipeline from Tolland and other necessary infrastructure improvements at no cost to UCONN, the Town or the state’s taxpayers to serve the area. The Company is responsible for obtaining any required regulatory permits, licenses and approvals to implement the water supply solution, including but not limited to those from PURA, the Connecticut Department of Energy and Environmental Protection (“DEEP”) and the Connecticut Department of Public Health (“DPH”). While there are specific timelines and milestones identified in the agreement that provide for the timely completion of the project, the agreement also recognizes that such completion is dependent upon the receipt of certain regulatory approvals. As of the date of this filing, the Company has either obtained all necessary permits or received notice of regulatory intent to issue such permits. The Company expects that the final regulatory approvals will be received from DEEP and DPH during the second or third quarter of 2015, and anticipates completing the capital improvements within 18 months of approval.

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

•
A Water System Advisory Committee (“WSAC”) will be created with representatives of the Town of Mansfield, UCONN, regional representatives and other key stakeholders to advise Connecticut Water regarding water service and the system’s operations, expansion or integration as well as recommended best management practices, including water conservation programs. The WSAC has been established and has held three meetings since July 2014.

Competition

Our Regulated Companies face competition from a few small privately-owned water systems operating within, or adjacent to, our franchise areas and from municipal and public authority systems whose service areas in some cases overlap portions of our franchise areas.

Employees

As of December 31, 2014, we employed a total of 265 people.  Our employees are not covered by collective bargaining agreements.

Executive Officers of the Registrant

The following is a list of the executive officers of the Company as of March 16, 2015:

Name	Age in 2015*	Offices	Period Held or Prior Position	Term of Office Expires
E. W. Thornburg	54	Chairman, President, and Chief Executive Officer	Held positions since March 2006	2015 Annual Meeting
D. C. Benoit	58	Senior Vice President – Finance, Chief Financial Officer and Treasurer	Held current position or other executive position with the Company since April 1996	2015 Annual Meeting
C. J. Patla	48	Vice President – Service Delivery	Held current position or other engineering position with the Company since June 1990	2015 Annual Meeting
M. P. Westbrook	56	Vice President – Customer and Regulatory Affairs	Held current position or other management position with the Company since September 1988	2015 Annual Meeting
K. A. Johnson	48	Vice President – Human Resources and Corporate Secretary
Held current position or other human resources position with the Company since May 2007.  Ms. Johnson previously served as the senior vice president, Human Resources and Organizational Development Officer for Rockville Bank.
				2015 Annual Meeting
J. E. Wallingford	58	Division President – The Maine Water Company, Director	President of The Maine Water Company (and its predecessor companies) since 1993, Director since 2012	2015 Annual Meeting

* - Age shown is as of filing date of March 16, 2015.

For further information regarding the executive officers see the Company’s Proxy Statement to be filed on or about March 27, 2015.

Segments of Our Business

For management and financial reporting purposes we divide our business into three segments: Water Activities (our regulated companies), Real Estate Transactions (through either our regulated or unregulated companies), and Services and Rentals (our unregulated companies and certain unregulated transactions within Maine Water).

Water Activities – The Water Activities segment is comprised of our core regulated water activities to supply public drinking water to our customers.  This segment encompasses all transactions of our Regulated Companies with the exception of certain real estate transactions. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting” in the Company’s Notes to the Consolidated Financial Statements.

Real Estate Transactions – Our Real Estate Transactions segment involves the sale or donation for income tax benefits of our real estate holdings.  These transactions can be effected by any of our subsidiary companies.  Through land donations and sales in previous years, the Company earned tax credits to use in future years.  The Company is limited by time and the amount of taxable income when using these credits.  During 2012, the Company finalized a land sale with the Town of Plymouth, Connecticut to sell approximately 175 acres of land for open space and recreational purposes.  The Company and Town agreed on a sale price of $1.45 million, generating $982,000 in income in the Real Estate Transactions segment. During 2013, the Company sold a small amount of real estate and made minor adjustments to valuation allowances, resulting in a loss of $7,000. In the year ended December 31, 2014, the Company sold two small parcels of real estate, resulting in net income of $50,000. Net income from the Real Estate Transactions segment is shown net in the “Other Income (Deductions), Net of Taxes” portion of the Company’s Consolidated Statements of Net Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting” in the Company’s Notes to the Consolidated Financial Statements.

A breakdown of the net income of this segment between our regulated and unregulated companies for the past three years is as follows:

	Income (Loss) from Real Estate Transactions
	Regulated	Unregulated	Total
2014	$4,000	$46,000	$50,000
2013	$(2,000)	$(5,000)	$(7,000)
2012	$982,000	$(31,000)	$951,000

Services and Rentals – Our Services and Rentals segment provides contracted services to water and wastewater utilities and other clients and also leases certain of our properties to third parties through our unregulated companies in the State of Connecticut and through Maine Water in the State of Maine.  The types of services provided include contract operations of water and wastewater facilities; Linebacker®, our service line protection plan for public drinking water customers; and providing bulk deliveries of emergency drinking water to businesses and residences via tanker truck.  Our lease and rental income comes primarily from the renting of residential and commercial property. Net income from the Services and Rentals segment is shown net in the “Other Income (Deductions), Net of Taxes” portion of the Company’s Consolidated Statements of Net Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting” in the Company’s Notes to the Consolidated Financial Statements.

Linebacker® is an optional service line protection program offered by the Company to eligible residential customers through NEWUS in Connecticut and Maine Water in Maine covering the cost of repairs for leaking or broken water service lines which provide drinking water to a customer’s home.  For customers who enroll in this program, the Company will repair or replace a leaking or broken water service line, curb box, curb box cover, meter pit, meter pit cover, meter pit valve plus in-home water main shut off valve before the meter.  This was the fifth year that NEWUS has successfully offered expanded coverage to Connecticut Water customers for failure of in-home plumbing, sewer and septic drainage lines and implemented modified terms and conditions with limitations on certain coverages. As of December 31, 2014, NEWUS had approximately 20,000 customers enrolled in its Linebacker® protection program, over 30% were enrolled in one of our expanded coverage plans. Depending on the coverage selected, Linebacker® prices range between $85 and $185 plus sales tax per year for residential customers. During 2013, Maine Water began to offer basic service line protection under Linebacker® to its customers at a discounted rate of $60. Beginning in 2014, Maine Water charged $85 for its basic coverage. As of December 31, 2014, Maine Water had approximately 2,000 customers enrolled in Linebacker®. During 2015, NEWUS expects to begin expanding its Linebacker® offering in towns in the State of Connecticut not currently served by Connecticut Water.

Some of the services listed above have limited competition. However, the Company has seen competitors in the service line protection business begin to market to Connecticut Water customers. Additionally, there can be considerable competition for contract operations of large water and wastewater facilities and systems. The Company sought to develop a niche market by attaching our name to service line protection plans and by seeking to serve smaller facilities and systems in our service areas where there is less competition.  The Services and Rentals segment has provided between 7-10% of our overall net income in 2014, 2013, and 2012.  Net income generated by this segment of our business was $1,471,000, $1,483,000 and $1,424,000 for the years 2014, 2013, and 2012, respectively.

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

The water utility business is capital intensive. On an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. Our ability to maintain and meet our financial objectives is dependent upon the rates we charge our customers. These rates are subject to approval by the PURA in Connecticut and the MPUC in Maine.  Our Regulated Companies are entitled to file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Once a rate increase petition is filed with the respective agency, the ensuing administrative and hearing process may be lengthy and costly.  We can provide no assurances that any future rate increase requests will be approved by each agency; and, if approved, we cannot guarantee that any such rate increase requests will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.  Additionally, a regulatory agency may rule that a company must reduce its rates.

Under a 2007 Connecticut law, the PURA authorizes regulated water companies to use a rate adjustment mechanism, known as a Water Infrastructure and Conservation Adjustment (“WICA”), for eligible projects completed and in service for the benefit of the customers.  During 2013, the Maine Legislature has enacted a law that will allow Maine Water for expedited recovery of investments in water systems infrastructure replacement, both treatment and distribution, through a Water Infrastructure Charge (“WISC”), similar to WICA in Connecticut. Maine Water began to take advantage of the WISC during 2014.

If we are unable to pay the principal and interest on our indebtedness as it comes due, or we default under certain other provisions of our loan documents, our indebtedness could be accelerated and our results of operations and financial condition could be adversely affected.

As of December 31, 2014, we had approximately $176.6 million in long-term debt outstanding.  Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance.  Our performance is affected by many factors, some of which are beyond our control.  We believe that our cash generated from operations, and, if necessary, borrowing under our existing and planned credit facilities, will be sufficient to enable us to make our debt payments as they become due.  If, however, we do not generate sufficient cash, we may be required to refinance our obligations or sell additional equity, which may be on terms that are not favorable to the Company as current terms.

No assurance can be given that any debt refinancing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms.  In addition, our failure to comply with certain provisions contained in our trust indentures and loan agreements relating to our outstanding indebtedness could lead to a default on these documents, which could result in an acceleration of our indebtedness.

Credit market volatility may affect our ability to refinance our existing debt, borrow funds under our existing lines of credit or incur additional debt.

During certain periods of the Unites States credit and liquidity crisis of 2008-2009, the volatility and disruption in the credit and banking markets reached unprecedented levels.  In many cases, the markets contained limited credit capacity for certain issuers, and lenders had requested shorter terms.  The market for new debt financing was limited and in some cases not available at all.  In addition, the markets had increased the uncertainty that lenders will be able to comply with their previous commitments.  The Company noted improvements during the second half of 2009 and continuing through 2014.  If significant market disruption and volatility return, the Company may not be able to refinance our existing debt when it comes due, draw upon our existing lines of credit or incur additional debt, which may require us to seek other funding sources to meet our liquidity needs or to fund our capital expenditures budget.  We cannot assure you that we will be able to obtain debt or other financing on reasonable terms, or at all.

Failure to maintain our existing credit ratings could affect our cost of funds and related margins and liquidity position.

Since 2003, Standard & Poor’s Ratings Services (“S&P”) has rated our outstanding debt and has given credit ratings to us and our subsidiary The Connecticut Water Company.  Their evaluations are based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting.  On February 19, 2015, S&P affirmed its ‘A’ corporate credit rating on the Company. Additionally, S&P also affirmed the Company’s ratings outlook as stable.

We may sustain losses that exceed or are excluded from our insurance coverage or for which we are not insured.

We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities. Our insurance programs have varying coverage limits, exclusions and maximums, and insurance companies may seek to deny claims we might make. Generally, our insurance policies cover property damage, worker’s compensation, employer’s liability, general liability and automobile liability. Each policy includes deductibles or self-insured retentions and policy limits for covered claims. As a result, we may sustain losses that exceed or that are excluded from our insurance coverage or for which we are not insured.

Although in the past we have been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future, or that such insurance can be economically secured. For example, catastrophic events can result in decreased coverage limits, more limited coverage, increased premium costs or deductibles.

Our inability to comply with debt covenants under our credit facilities could result in prepayment obligations.

We are obligated to comply with debt covenants under our loan and debt agreements.  Failure to comply with covenants under our credit facilities could result in an event of default, which if not timely cured or waived, could result in us being required to repay or finance these borrowings before their due date, could limit future borrowings, and result in cross default issues and increase our borrowing costs.  The covenants are normal and customary in bank and loan agreements.  The Company was in compliance with all covenants at December 31, 2014.

Market conditions, interest rate changes or changes in demographics may unfavorably impact the value of our benefit plan assets and liabilities which then could require significant additional funding.

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

In December 2011, regulations concerning the flow of water in Connecticut’s rivers and streams were adopted.  As promulgated, the regulations require that certain downstream releases be made from seven of Connecticut Waters’s eighteen active reservoirs no later than ten years following the adoption of stream classifications by the Department of Energy and Environmental Protection (“DEEP”).  Currently, downstream releases are made at two locations.  No groundwater supply wells are affected by the regulations.

DEEP has finalized stream classifications in one area of the state where Connecticut Water maintains and operates sources of supply.  Other areas of the state, including areas where Connecticut Water operates, remain to be classified.  The Company remains engaged in the process in order to minimize impact to our available water supply.  Although significantly and favorably modified from prior versions, the regulations still have the potential to lower our safe yield, raise our capital and operating expenses and adversely affect our revenues and earnings.  Because they affect only a subset of the Company’s supplies and allow for releases to be scaled back in response to drought events, however, the overall impact is anticipated to be manageable.  Costs associated with the regulations may be recovered in the form of higher rates.  Although there can be no assurance the PURA would approve rate increases to enable us to recover all such costs, legislation passed in 2013 allows for a WICA surcharge to recover capital improvement costs necessary to achieve compliance with the regulations.

The State of Maine also has regulations that govern the flow of water in rivers and streams and also govern lake levels on great ponds.  Code of Maine Rules Chapter 587 (“Chapter 587”) regulates any activity that alters the flow or level of classified state waters after August 2007.  Maine Water operates five water systems that use surface waters governed by this chapter.  Maine Water has operated in full compliance with the chapter since its effective date and fully expect continued compliance.  For public water systems, Chapter 587 allows the Maine Department of Environmental Protection (“MDEP”) to impose site specific conditions in locations where Maine’s water quality classifications are not being met.  Any conditions proposed on a water withdrawal by a public water system must consider the provisions of any legislative charter, the watershed protection benefits provided by the utility and the financial viability of the utility.  Further, any conditions imposed must be accommodated by the existing MPUC approved rate schedule for the utility and may not, in and of themselves, cause a utility to request a rate increase from their customers.  To date, the MDEP has not imposed any withdrawal conditions on any public water system in Maine.

Maine Water’s business is subject to seasonal fluctuations which could adversely affect demand for its water services and its revenues.

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

We depend on an adequate water supply to meet the present and future demands of our customers.  Changes in regulatory requirements could affect our ability to utilize existing supplies and/or secure new sources, as required.  Insufficient supplies or an interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Although not occurring in 2014, drought conditions could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers. An interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Moreover, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions, which may adversely affect our revenues and earnings.

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

An important element of our growth strategy is the acquisition and integration of water systems in order to move into new service areas and to broaden our current service areas.  As of the date of this filing, our Regulated Companies serve 123,071 customers, or a population of approximately 400,000 people, in 77 municipalities throughout Connecticut and Maine.  We will be unable to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates.  It is our intent, when practical, to integrate any businesses we acquire with our existing operations.  The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management’s time and resources.  Future acquisitions by us could result in:

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

Our water supplies are subject to possible contamination, including contamination from the development of naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, and possible terrorist attacks. In the event that our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source or provide additional treatment.  We may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods.  If we are unable to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results and financial condition.  The costs we incur to decontaminate a water source or an underground water system could be significant and could adversely affect our business, operating results and financial condition and may not be recoverable in rates.  We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage.  For example, private plaintiffs have the right to bring personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies.  Our insurance policies may not be sufficient to cover the costs of these claims.

We operate a number of water and wastewater systems under O&M contracts and face the risk that the owners of those systems may fail to provide capital to properly maintain those systems, which may negatively affect us as the operators of the systems.

We operate a number of water and wastewater systems under O&M contracts. Pursuant to these contracts, we operate the system according to the standards set forth in the applicable contract, and it is generally the responsibility of the owner of the system to undertake capital improvements. In some cases, we may not be able to convince the owner to make needed improvements in order to maintain compliance with applicable regulations. Although violations and fines incurred by water and wastewater systems may be the responsibility of the owner of the system under these contracts, those non-compliance events may reflect poorly on us as the operator of the system and damage our reputation, and in some cases, may result in liability to the same extent as if we were the owner.

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

Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable business tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities. During 2013 and 2014, Connecticut Water and Maine Water, respectively, changed their tax method of accounting to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for tax purposes. Our determination of what qualifies as a capital cost versus a repair expense tax deduction is subject to subsequent adjustment and may impact the income tax benefits that have been recognized. Although we believe our income tax estimates, including any tax reserves or valuation allowances we have recorded or may record, are appropriate, there is no assurance that the final determination of our income tax liability will not be materially different; either higher or lower, from what is reflected in our income tax provision. In the event we are assessed additional income taxes, our business, financial condition, and results of operations could be adversely affected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

At December 31, 2014, the properties of our Regulated Companies consisted of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water.  In certain cases, Connecticut Water and Maine Water are or may be a party to limited contractual arrangements for the provision of water supply from neighboring utilities.  Water mains are located, for the most part, in public streets and, in a few instances, are located on land that we own in fee simple and/or land utilized pursuant to easement right, most of which are perpetual and adequate for the purpose for which they are held. Substantially all of our treatment, storage, and distribution properties are owned by our subsidiaries, Connecticut Water and Maine Water. A substantial portion of such properties owned by Maine Water are subject to liens of mortgage or indentures that secure bonds, notes and other evidences of long-term indebtedness.

The net utility plant of the Company at December 31, 2014 was solely owned by the Regulated Companies.  The Net Utility Plant balance as of December 31, 2014 was $506,939,000, approximately $35 million more than the balance of Net Utility Plant as of December 31, 2013, due primarily to normal plant additions and construction spending related to infrastructure improvements.

Sources of water supply owned, maintained, and operated by our Regulated Companies include twenty-five surface water supplies and one-hundred well fields, as of December 31, 2014.  In addition, Connecticut Water has agreements with various neighboring water utilities to provide water, at negotiated rates, to our water systems.  Collectively, these sources have the capacity to deliver approximately seventy-four million gallons of potable water daily to the twenty-five major operating systems. The Regulated Companies own, maintain, and operate fifty-one small, non-interconnected satellite and consecutive water systems that, combined, have the ability to deliver about two million gallons of additional water per day to their respective systems. For some small consecutive water systems, purchased water may comprise substantially all of the total available supply of the system.

As of December 31, 2014, the Regulated Companies own and operate thirty water filtration facilities, having a combined treatment capacity of approximately fifty-two million gallons per day.

As of December 31, 2014, the transmission and distribution systems of the Regulated Companies consisted of approximately 2,100 miles of main.  On that date, approximately seventy-five percent of our mains were eight-inch diameter or larger.  Substantially all new main installations are cement-lined ductile iron pipe of eight-inch diameter or larger.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CTWS”.  Our quarterly high and low stock prices as reported by NASDAQ and the cash dividends we paid during 2014 and 2013 for our Common Stock are listed as follows:

	Price		Dividends
Period	High	Low	Paid
2014
First Quarter	$35.51	$31.65	$0.2475
Second Quarter	34.56	31.25	0.2475
Third Quarter	34.80	31.00	0.2575
Fourth Quarter	37.50	32.21	0.2575
2013
First Quarter	$30.29	$28.04	$0.2425
Second Quarter	29.44	27.75	0.2425
Third Quarter	32.45	28.26	0.2475
Fourth Quarter	36.45	30.68	0.2475

As of March 1, 2015, there were approximately 3,400 holders of record of our common stock.

We presently intend to pay quarterly cash dividends in 2015 on March 16, June 15, September 15 and December 15, subject to our earnings and financial condition, regulatory requirements and other factors our Board of Directors may deem relevant.

The Company’s Annual Meeting of Shareholders is scheduled for May 7, 2015 in Madison, Connecticut.

Purchases of Equity Securities by the Company – In May 2005, the Company adopted a common stock repurchase program (Share Repurchase Program).  The Share Repurchase Program allows the Company to repurchase up to 10% of its outstanding common stock, at a price or prices that are deemed appropriate.  As of December 31, 2014, no shares have been repurchased. Currently, the Company has no plans to repurchase shares under the Share Repurchase Program.

Performance Graph – Set forth below is a line graph comparing the cumulative total shareholder return for each of the years 2010 – 2014 on the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies in the Standard & Poor’s 500 Index and the Standard and Poor’s 500 Utility Index.

ITEM 6.  SELECTED FINANCIAL INFORMATION

SUPPLEMENTAL INFORMATION (Unaudited)

SELECTED FINANCIAL DATA
Years Ended December 31, (thousands of dollars except per share amounts and where otherwise indicated)
	2014	2013	2012	2011	2010
CONSOLIDATED STATEMENTS OF INCOME
Continuing Operations
Operating Revenues	$94,020	$91,481	$83,838	$69,402	$66,408
Operating Expenses	$68,856	$69,488	$64,229	$53,842	$52,573
Other Utility Income, Net of Taxes	$833	$856	$812	$847	$742
Total Utility Operating Income	$25,997	$22,849	$20,421	$16,407	$14,577
Interest and Debt Expense	$6,515	$6,130	$8,581	$5,674	$5,853
Net Income	$21,319	$18,269	$13,640	$11,300	$9,798
Cash Common Stock Dividends Paid	$11,188	$10,758	$8,467	$8,196	$7,942
Dividend Payout Ratio	52%	59%	62%	73%	81%
Weighted Average Common Shares Outstanding	10,892,986	10,827,220	8,763,418	8,610,070	8,531,741
Basic Earnings Per Common Share from Continuing Operations	$1.95	$1.68	$1.55	$1.31	$1.14
Number of Shares Outstanding at Year End	11,124,630	11,038,232	10,939,486	8,755,398	8,676,849
ROE on Year End Common Equity	10.2%	9.2%	7.4%	9.6%	8.7%
Declared Common Dividends Per Share	$1.01	$0.98	$0.96	$0.94	$0.92
CONSOLIDATED BALANCE SHEET
Common Stockholders’ Equity	$209,451	$197,753	$185,349	$118,189	$113,191
Long-Term Debt (Consolidated, Excluding Current Maturities)	176,601	175,042	178,475	135,256	111,675
Preferred Stock	772	772	772	772	772
Total Capitalization	$386,824	$373,567	$364,596	$254,217	$225,638
Stockholders’ Equity (Includes Preferred Stock)	54%	53%	51%	47%	51%
Long-Term Debt	46%	47%	49%	53%	49%
Net Utility Plant	$506,939	$471,876	$447,911	$360,027	$344,219
Total Assets	$671,189	$630,811	$578,975	$442,931	$424,199
Book Value - Per Common Share	$18.83	$17.91	$16.94	$13.50	$13.05
OPERATING REVENUES BY REVENUE CLASS
Residential	$57,095	$55,403	$50,783	$43,656	$42,103
Commercial	11,473	11,238	10,138	8,621	7,725
Industrial	2,984	3,120	3,080	1,817	1,755
Public Authority	3,215	2,967	2,675	2,253	2,280
Fire Protection	17,757	17,337	15,592	11,890	11,430
Other (Including Non-Metered Accounts)	1,496	1,416	1,570	1,165	1,115
Total Operating Revenues	$94,020	$91,481	$83,838	$69,402	$66,408
Number of Customers (End of Year)	123,071	121,768	121,791	90,023	89,402
Billed Consumption (Millions of Gallons)	9,428	9,277	8,332	6,616	6,958
Number of Employees	265	259	259	198	204

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Executive Overview

Connecticut Water Service, Inc. (the “Company”) is a non-operating holding company, whose income is derived from the earnings of its four active wholly-owned subsidiary companies, as of December 31, 2014: The Connecticut Water Company (“Connecticut Water”), The Maine Water Company (“Maine Water”), New England Water Utility Services, Inc. (“NEWUS”), and Chester Realty Company (“Chester Realty”). Connecticut Water and Maine Water are our regulated water companies (together, the “Regulated Companies”).

Effective January 1, 2012, the Company completed the acquisition of Aqua Maine, Inc. (“AM”) from Aqua America, Inc. (“AA”) for a total cash purchase price, adjusted at closing, of $35.6 million.  Subsequent to the closing, the name of AM was changed to The Maine Water Company.  Maine Water is a public water utility regulated by the Maine Public Utilities Commission (“MPUC”) that serves approximately 16,000 customers in 11 water systems in the State of Maine.  The acquisition is consistent with the Company’s growth strategy and made the Company the largest U.S. based publicly-traded water utility company in New England.  The acquisition expanded the Company’s footprint into another New England state, providing some diversity with respect to weather and regulatory climate and ratemaking.  The Company accounted for the acquisition in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 Business Combinations (“FASB ASC 805”), including the purchase price allocation.

In February 2012, Connecticut Water acquired a small water system in Hebron, Connecticut for $130,000.  The water system serves three multi-unit apartment buildings.

On July 19, 2012, the Company announced that it had reached an agreement to acquire The Biddeford & Saco Water Company (“BSWC”), pending a vote of BSWC shareholders, approval by the MPUC and the satisfaction of other various conditions. This acquisition added approximately 15,500 additional customers in the State of Maine, in the communities of Biddeford, Saco, Old Orchard Beach and Scarborough. Under the terms of the agreement, the acquisition was executed through a stock-for-stock merger transaction valued at approximately $12.0 million. On November 7, 2012, the MPUC approved the transaction and the Company completed the transaction on December 10, 2012. Holders of BSWC common stock received an aggregate of 380,254 shares of the Company’s common stock in a tax-free exchange. The Company accounted for the acquisition in accordance with FASB ASC 805, including the purchase price allocation. Effective January 1, 2014, BSWC was merged with and into Maine Water.

On December 18, 2012, the Company issued 1,696,250 shares of Common Stock at a price to the public of $29.25 per share, generating gross proceeds of $49.6 million and net proceeds of $47.5 million. Wells Fargo Securities served as sole book-runner for the offering. The offering was made pursuant to a “shelf” registration statement (including a prospectus) previously filed with and declared effective by the Securities and Exchange Commission in July 2012. The Company used the net proceeds to pay down approximately $21.0 million of interim bank loans payable and approximately $18.0 million of debt issued to acquire The Maine Water Company. Additionally, the Company has used the remaining proceeds for capital expenditures and other general corporate purposes. Because the Company has a target capital structure that is equally balanced with equity and debt, this equity issuance has brought the Company closer to that target structure.

In 2014, approximately 93% of the Company’s net income was attributable to the water activities of the Regulated Companies, which combined had 123,071 customers throughout 77 municipalities in Connecticut and Maine, as of December 31, 2014.  The rates charged for service by Connecticut Water are subject to review and approval by the Connecticut Public Utilities Regulatory Authority (“PURA”). The rates charged for service by Maine Water are subject to review and approval by the MPUC.

Recognizing the importance of timely infrastructure replacement and improvement, the Company, along with other investor-owned regulated water companies in the State of Connecticut, campaigned for the passage of the Water Infrastructure and Conservation Adjustment (“WICA”) Act in the Connecticut General Assembly, which was adopted in 2007.  WICA allows Connecticut Water to add a surcharge to customers’ bills, subject to an expedited review and approval by the PURA and no more than twice a year, to reflect the replacement of certain types of aging utility plant; principally water mains, meters, service lines and water conservation related investments. Similarly, beginning in June 2013, a Water Infrastructure Charge (“WISC”) became available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. Maine Water implemented the WISC mechanism in all of their systems in 2014.

On June 5, 2013, the Connecticut’s General Assembly passed Public Act 13-78, “An Act Concerning Water Infrastructure and Conservation, Municipal Reporting Requirements and Unpaid Utility Accounts at Multi-Family Dwellings” (“PA 13-78”), which authorized a Water Revenue Adjustment (“WRA”) to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, PA 13-78 raises the cap for WICA charges to 10%, from 7.5%, between general rate cases and expands the eligible projects to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

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

The Settlement Agreement contemplated that Connecticut Water would adopt regulations issued by the Internal Revenue Service (“IRS”) that allowed the Company to adopt an alternative method for determining how expenditures related to tangible property can be treated for federal tax purposes for tax years beginning on or after January 1, 2012.  This tax accounting method change treated certain expenditures that the Company historically capitalized for tax purposes, as a deductible repair expense on its tax return.  The adoption of the tax accounting method change allowed Connecticut Water to record a favorable “catch up adjustment” on the Company's consolidated 2012 federal tax return which was filed in September 2013. The Company filed with the IRS a tax refund of approximately $13.6 million by carrying back the net operating loss generated from this adjustment.

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

Connecticut Water’s allowed revenues for the year ended December 31, 2014, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, were approximately $75.5 million. Through normal billing for the year ended December 31, 2014 operating revenue for Connecticut Water would have been approximately $71.8 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $3.7 million in additional revenue for the year ended December 31, 2014. During the year ended December 31, 2013, Connecticut Water recorded $3.3 million in additional revenue related to the WRA.

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

UCONN Agreement
Connecticut Water and UCONN negotiated a definitive agreement for Connecticut Water to provide a long-term supply of potable water for UCONN’s Storrs campus facilities which was approved by the Board of Trustees at their December 11, 2013 meeting and executed on December 18, 2013. The definitive agreement is consistent with the requirements of the Project’s EIE and record of decision, as approved by the Office of Policy and Management that identified the Company as the preferred option to supply UCONN and the Town of Mansfield, Connecticut with up to 2.2 million gallons of water per day over the next 47 years.  Connecticut Water will fund a 5-mile pipeline from Tolland and other necessary infrastructure improvements at no cost to UCONN, the Town or the state’s taxpayers to serve the area. The Company is responsible for obtaining any required regulatory permits, licenses and approvals to implement the water supply solution, including but not limited to those from PURA, the Connecticut Department of Energy and Environmental Protection (“DEEP”) and the Connecticut Department of Public Health (“DPH”). While there are specific timelines and milestones identified in the agreement that provide for the timely completion of the project, the agreement also recognizes that such completion is dependent upon the receipt of certain regulatory approvals. As of the date of this filing, the Company has either obtained all necessary permits or received notice of regulatory intent to issue such permits. The Company expects that final regulatory approval will be received from DEEP and DPH during the second or third quarter of 2015, and anticipates completing the capital improvements within 18 months of approval.

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

•
A Water System Advisory Committee (“WSAC”) will be created with representatives of the Town of Mansfield, UCONN, regional representatives and other key stakeholders to advise Connecticut Water regarding water service and the system’s operations, expansion or integration as well as recommended best management practices, including water conservation programs. The WSAC has been established and has held three meetings since July 2014.

While the Company plans to file timely rate cases, continue to make acquisitions and, in the future, utilize the WICA and WISC adjustments to allow for more timely recovery of investment in utility plant, it will also look to NEWUS and Maine Water to increase its earnings in unregulated businesses.  The Company will continue to seek out maintenance and service contracts with new customers and renew existing contracts that have proven to be beneficial to the Company, as well as to continue the expansion of the Linebacker® program. As part of the Settlement Agreement and the Maine Water Stipulation Agreement, Connecticut Water and Maine Water are each precluded from filing for a general rate increase that would be effective prior to October 2015 and July 1, 2017, respectively.

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

Recognizing the increasing importance of managing and protecting electronic data, the Company, beginning in 2014, partnered with a consulting firm to evaluate the Company's cyber security strengths and vulnerabilities and to help in creating an evaluation of the Company's current information technology (“IT”) structure within the organization.  In April 2014, a cyber security assessment analysis identified and prioritized steps that the Company should take to enhance its security surrounding cyber security.  The Company is in the process of implementing recommendations contained in the cyber security assessment which it estimates will be completed in full by June 2016 and will require over $1 million in related internal and external labor costs and additional technological investments to complete.  In September 2014, the consultant delivered a report related to the IT structure which contained recommendations aimed at strengthening the IT organization.  The Company has recently begun the process of implementing these recommendations.  Combined, these consulting projects added approximately $495,000 in additional Operation & Maintenance costs during the year ended December 31, 2014.

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and as directed by the regulatory commissions to which the Company’s subsidiaries are subject.  (See Note 1 to the Consolidated Financial Statements for a discussion of our significant accounting policies).  The Company believes the following policies and estimates are critical to the presentation of its Consolidated Financial Statements.

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

Revenue Recognition – The Company’s accounting policies regarding revenue recognition by segment are as follows:

Water Activities – Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as certain public and private fire protection customers who are billed monthly.  Most customers, except fire protection customers, are metered.  Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and are earned when water is delivered.  Public fire protection revenues are based on the length of the water main, and number of hydrants in service and are earned on a monthly basis.  Private fire protection charges are based on the diameter of the connection to the water main.  Our Regulated Companies accrue an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter, which is reflected as Accrued Unbilled Revenues in the accompanying balance sheets. Beginning in 2013, Connecticut Water has begun to record deferred revenue to represent under collection from customers based upon allowed revenues as approved by PURA. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting” in the Company’s Notes to the Consolidated Financial Statements.

Real Estate Transactions – Revenues are recorded when a sale or other transaction has been completed and title to the real estate has been transferred. Upon completion of any real estate transaction, the Company no longer has any continuing involvement in the property. Net income from the Real Estate Transactions segment is shown net in the “Other Income (Deductions), Net of Taxes” portion of the Company’s Consolidated Statements of Net Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting” in the Company’s Notes to the Consolidated Financial Statements.

Services and Rentals – Revenues are recorded when the Company has delivered the services called for by contractual obligation. Net income from the Services and Rentals segment is shown net in the “Other Income (Deductions), Net of Taxes” portion of the Company’s Consolidated Statements of Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting” in the Company’s Notes to the Consolidated Financial Statements.

Income Taxes – The Company provides income tax expense for its utility operations in accordance with the regulatory accounting policies of the applicable jurisdictions.  The Company’s income tax provision is calculated on a separate return basis. The Connecticut PURA requires the flow-through method of accounting for most state tax temporary differences as well as for certain federal temporary differences. The MPUC requires the flow-through method of accounting for most state temporary differences and normalized accounting for most federal temporary differences. In its approvals of the stipulation agreements between Maine Water and the Office of the Public Advocate, issued in 2015, the MPUC has allowed flow-through method of accounting stemming from Maine Water’s adoption of the IRS’ Repair Regulations in all of its divisions.

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

The Company believes that deferred income tax assets, net of provisions, will be realized in the future. The majority of unfunded future income taxes, prior to 2013, relate to deferred state income taxes regarding book to tax depreciation differences. Beginning in 2013, basis differences resulting from the repair tax deduction contributed to the change in unfunded income taxes.

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

Employee Benefit Plan Accounting – Management evaluates the appropriateness of the discount rate through the modeling of a bond portfolio which approximates the pension and post-retirement plan liabilities.  Management further considers rates of high quality corporate bonds of approximate maturities as published by nationally recognized rating agencies consistent with the duration of the Company’s pension and post-retirement plans.

The discount rate assumption we use to value our pension and post-retirement benefit obligations has a material impact on the amount of expense we record in a given period.  Our 2014 and 2013 pension expense was calculated using assumed discount rates of 4.90% and 4.05%, respectively. Our 2014 and 2013 post-retirement welfare expense was calculated using assumed discount rates of 4.80% and 3.80%, respectively.  In 2015, our pension and post-retirement welfare expense will be calculated using assumed discount rates of 3.95% and 3.80%, respectively.  The following table shows how much a one percent change in our assumed discount rate would have changed our reported 2014 pension and post-retirement expense:

	Increase (Decrease) in Pension Expense	Increase (Decrease) in Post-retirement Expense
1% Increase in the discount rate	$(1,235,000)	$(199,000)
1% Decrease in the discount rate	$1,501,000	$239,000

Other assumptions that affect the costs associated with our benefit plans include the assumed rate of return on plan assets and the expected rate of compensation increase.  The Company has assumed an 7.25% return on plan investments for 2014 and 2013, and a 3.50% rate of compensation increase for our pension and post-retirement welfare plans, in 2014 and 2013.  The assumed health care trend rate was 9.0% and 9.5% at December 31, 2014 and 2013, respectively. During 2014, the Company adopted the use of the recently issued Society of Actuaries’ mortality table (“RP 2014”). RP 2014 was used in determination of our pension and post-retirement benefit obligations as of December 31, 2014 and projected costs for 2015. Use of the RP 2014, which extends the assumed life expectancies of our pension and post-retirement plan participants, resulted in significant increases to our pension and post-retirement benefit benefit obligations as of December 31, 2014 and is expected to increase our costs in 2015.

Goodwill – As part of the purchase of regulated water companies, the Company has recorded goodwill of $31.7 million as of December 31, 2014 representing the amount of the purchase price over net book value of the assets acquired.  The Company accounts for goodwill in accordance with Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“FASB ASC 350”).

As part of FASB ASC 350, the Company is required to perform an annual goodwill impairment test, which we perform as of December 31 each year. We update the test between the annual testing if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The analysis of a potential impairment of goodwill requires a two step process. Step one of the test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of goodwill impairment loss. If the carrying value is less than fair value, further testing for goodwill impairment is not performed.

Step two of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. In step two, determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of the goodwill. The goodwill impairment charge, if any, would be the difference between the carrying amount of goodwill and the implied fair value of goodwill upon the completion of step two.

In performing the annual goodwill impairment test, for purposes of the step one analysis, the Company bases the determination of the fair value of its reporting unit on the income approach, which estimates the fair value based on discounted future cash flows. Based on our comparison of the estimated fair value of the Water Activities reporting unit to its respective carrying amount, the impairment test performed in 2014 concluded that the estimated fair value of the Water Activities reporting unit, which has goodwill recorded, exceeded the reporting unit’s carrying amount by at least 81% as of December 31, 2014, indicating that none of our goodwill was impaired.

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

Outlook

The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water. In the State of Maine, the amount of water sold and distributed is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.  The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at current or lower levels, customer growth in the Company’s core regulated water utility businesses, growth in revenues attributable to non-water sales operations, availability and desirability of land no longer needed for water delivery for land sales, the outcome of the review of the Company’s 2012 federal tax filings by the Internal Revenue Service, and the timing and adequacy of rate relief when requested, from time to time, by our Regulated Companies.

The Company believes that the factors described above and those described in detail below under the heading “Commitments and Contingencies” may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2015 and beyond.  Please also review carefully the risks and uncertainties described in Item 1A – Risk Factors and those described above under the heading “Special Note Regarding Forward Looking Statements”.

The Company expects Net Income from its Water Activities segment to increase in 2015 over 2014 levels, primarily due to revenue increases due to expected rate increases and the utilization of WISC in Maine and WICA in Connecticut, along with modest growth in its Services and Rentals segment.  The Company expects these increases to be partially offset by increases in pension and post-retirement benefit costs. During 2015 and subsequent years, the ability of the Company to maintain and increase its Net Income will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the section entitled “Commitments and Contingencies” and the risks and uncertainties described in the “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors”.

FINANCIAL CONDITION
Liquidity and Capital Resources

The Company is not aware of any demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

The Company has entered into a $15 million line of credit agreement with CoBank, ACB, that is currently scheduled to expire on July 1, 2016.  The Company maintains an additional line of credit of $20 million with RBS Citizens, N.A., with an expiration date of June 30, 2017.  As of December 31, 2014 the total lines of credit available to the Company were $35 million.  As of December 31, 2014, the Company had $2.0 million of Interim Bank Loans Payable. At December 31, 2013, the Company did not have any outstanding Interim Bank Loans Payable.  As of December 31, 2014, the Company had $33.0 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

At December 31, 2014, the weighted average interest rates on these short-term borrowings outstanding was 2.2%.

On January 1, 2012, the Company and CoBank entered into an amendment to the 2009 CoBank Agreement (the “Amendment”) and two additional Promissory Note and Single Advance Term Loan Supplements providing for two additional Term Loans to the Company (the “Term Loan Notes and Supplements”).  Under the terms of the Amendment and the Term Loan Notes and Supplements, on January 3, 2012 the Company borrowed from CoBank, in the aggregate, an additional $36.1 million of an available $40 million to be applied to the Company’s acquisition of the issued and outstanding capital stock of Aqua Maine, Inc. from Aqua America, Inc., as more fully described in Note 15, “Acquisitions”, in Part IV, Item15 for more information.

Under one Term Loan Note and Supplement, CoBank loaned the Company $18.0 million, which Term Loan shall be repaid by the Company in 60 equal quarterly installments of principal and interest over a 15-year amortizing term, with the first installment paid on April 20, 2012 and the last installment due on January 20, 2027.  Under the other Term Loan Note and Supplement, as amended in September 2012, CoBank loaned the Company $18.1 million, which Term Loan was repaid in December 2012, through the issuance of approximately 1.7 million shares of common stock, a portion of which we used to pay off the second Term Note. See “December 2012 Equity Issuance” below for more detail.

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

On August 3, 2012, Connecticut Water filed with PURA an application to refinance approximately $55 million of Connecticut Water’s long-term debt. The application sought approval for Connecticut Water to issue four promissory notes in order to redeem five series of Connecticut Water’s currently outstanding bonds. The Notes to be issued by Connecticut Water would have terms ranging from 8 to 20 years, will be unsecured and will have fixed interest rates, which would be lower than the rates on the currently outstanding bonds. On September 12, 2012, PURA issued a final decision allowing Connecticut Water to refinance the long-term debt.

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

On December 7, 2012, Maine Water entered into an amended and restated Master Loan Agreement with CoBank (the “MLA”), pursuant to which CoBank loaned Maine Water $1,965,000, which proceeds were used by Maine Water to reimburse itself for the repayment in full on November 29, 2012 of all principal, accrued interest, premiums, surcharges and other amounts owed by Maine Water pursuant to its long-term bonds previously issued in 1999.

On March 5, 2013, Connecticut Water and CoBank entered into a Promissory Note and Single Advance Term Loan Supplement to the MLA (the “Note”) in which CoBank agreed to make an additional Loan to Connecticut Water in an aggregate principal amount of up to $14,550,000, with a maturity date of March 4, 2033. Additionally, the Company entered into an Amendment to the Guarantee dated March 5, 2013 (the “Guarantee Amendment”), pursuant to which the Company agreed to guarantee the payment of certain of Connecticut Water’s obligations under the Note pursuant to the same terms of the Guarantee. Connecticut Water used substantially all of the proceeds of the Loans to refinance the 2007 A Series bonds outstanding.

On June 3, 2013, Maine Water completed the issuance of $1,409,888 aggregate principal amount of its First Mortgage Bonds, Series V, 1.0% due April 1, 2033 (the “Series V Bonds”). The Series V Bonds were issued by Maine Water to the Maine Municipal Bond Bank (the “Bank”) and the proceeds of the issuance were loaned (the “Series V Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of June 3, 2013. The proceeds of the Series V Loan will be used by Maine Water to fund various water facilities projects.

On December 22, 2014, Maine Water and CoBank entered into an amendment to Amended and Restated Master Loan Agreement by and between Maine Water and CoBank, dated as of December 1, 2012 (the “Agreement”) pursuant to which CoBank loaned Maine Water $4,500,000. Maine Water intends to use the proceeds of the above described loan from CoBank to refinance existing debt and to finance capital expenditures.

During the year ended December 31, 2014, the Maine Water paid off $2,700,000 of the outstanding BSWC Series M bond upon maturity. Additionally, during the year ended December 31, 2014, the Company paid approximately $954,000 related to Connecticut Water Service's Term Note Payable issued as part of the acquisition of Maine Water Company and approximately $434,000 in sinking funds related to Maine Water Company's outstanding bonds.

Maine Water expects to complete the issuance of $1,864,050 aggregate principal amount of its First Mortgage Bonds, Series Q, 0.5% due March 2035 (the “Series Q Bonds”) on March 17, 2015. The Series Q Bonds will be issued by Maine Water to the Bank and the proceeds of the issuance will be loaned (the “Series Q Loan”) by the Bank to Maine Water pursuant to a Loan

Agreement by and between Maine Water and the Bank. The proceeds of the Series Q Loan will be used by Maine Water to fund various water facilities projects.

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

Capital Budget

In 2014, the Company spent $45.0 million on capital projects.  The Company used a combination of its internally generated funds and the December 2011 long term debt issuance to fund this construction budget.  On December 20, 2011, Connecticut Water completed the issuance of $22,050,000 aggregate principal amount of 5.00% fixed rate Water Facilities Revenue Bonds – Series 2011A with a maturity date of December 1, 2021 (the “Series 2011A Bonds”).  The Series 2011A Bonds are tax-exempt notes and were issued by Connecticut Innovations, Inc., formerly known as Connecticut Development Authority, (“CII”).  The proceeds of issuance were loaned to Connecticut Water to be used by Connecticut Water to fund various water facilities projects.  The Series 2011A Bonds were issued under a Bond Purchase Agreement, a Loan Agreement and an Indenture.  Both of the Loan Agreement and the Indenture for the Series 2011A Bonds contain provisions that provide for the acceleration of the indebtedness upon the occurrence of an event of default (as defined in the Loan Agreement).  The Company received approximately $24,000,000 in cash in exchange for the issuance of bonds with an aggregate principal amount of $22,050,000 for a 10-year term and a 5% coupon. The Company used the remaining funds from this debt issuance during 2014.

The following table shows the total construction expenditures excluding non-cash contributed utility plant for each of the last three years and what we expect to invest on construction projects in 2015.

	Gross Construction Expenditures	Construction Funded by Developers & Others	Construction Funded by Company
2014	$46,186,000	$1,217,000	$44,969,000
2013	$33,669,000	$952,000	$32,717,000
2012	$25,933,000	$1,280,000	$24,653,000
2015 (Projected)	$55,100,000	**	$55,100,000

** – The Company cannot predict the amount of construction funded by others.

Credit Rating

On February 19, 2015, Standard & Poor’s Ratings Services (“S&P”) affirmed its ‘A’ corporate credit rating on the Company. Additionally, S&P also affirmed the Company’s ratings outlook as stable.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) to all registered shareholders, and to the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company's appointment of a new common stock transfer agent. During the years ended December 31, 2014 and 2013, participants reinvested $1,697,000 and $1,629,000, respectively, as part of the DRIP.

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

Construction Expenditures

During 2014, the Company incurred approximately $46.2 million of construction expenditures, including approximately $1,217,000 funded by developers and others.  The Company financed the expenditures through internally generated funds, long-term debt issuances, proceeds from its dividend reinvestment plan, customers’ advances, contributions in aid of construction and short-term borrowings.

Our Board of Directors has approved a $55.1 million construction budget for 2015, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will use a combination of its internally generated funds, borrowing under its available lines of credit and a potential new debt issuance in the second half of 2015.

As the Company looks forward to 2015 and 2016, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery of these costs through periodic WICA and WISC applications.  The total cost of that investment may exceed the amount of internally generated funds.  The Company expects to rely upon its internally generated funds and short-term borrowing facilities and new debt issuances over the next 12-24 months.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related persons.

The following table summarizes the Company’s future contractual cash obligations as of December 31, 2014:

Payments due by Periods
(in thousands)
Contractual Obligations	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	More than 5 years
Long-Term Debt (LTD)	$176,806	$2,457	$7,037	$7,863	$159,449
Interest on LTD	83,247	7,053	13,717	12,807	49,670
Operating Lease Obligations	33	11	14	7	1
Purchase Obligations (1) (2) (3) (4) (5)	97,419	1,607	3,129	3,263	89,420
Long-Term Compensation Agreements (6)	53,067	1,682	10,742	10,737	29,906
Total (7) (8)	$410,572	$12,810	$34,639	$34,677	$328,446

1.
Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of fifty years upon becoming effective. Connecticut Water will pay RWA $75,000 per year as part of a capacity agreement, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement.

2.
Connecticut Water has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water agrees to purchase 283 million gallons of water annually from MDC.

3.	Connecticut Water has an agreement with Avon Water (“Avon”) to purchase water from Avon. The agreement became effective on October 3, 2008 and has a term of 10 years.

4.
Connecticut Water has a 99 year lease with 19 Perry Street to obtain well water for its public water supply system. The agreement became effective in 1975 and is based on current water rates in effect each year. There is no limitation on the amount of water that can be withdrawn from the leased property.

5.
Maine Water has an agreement with the Kenebec Water District for potable water service. The agreement became effective November 7, 2010 and has a term of 5 years. Maine Water guarantees a minimum consumption of 63.5 million gallons of water annually. Water sales to Maine Water are billed at a flat rate per gallon plus the monthly minimum tariff rate for a 4-inch metered service. Maine Water expects to renew this agreement during 2015, however, it is unknown what terms any renewal will contain.

6.
Pension and post retirement contributions cannot be reasonably estimated beyond 2015 and may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.

7.
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

8.	We intend to fund these contractual obligations with cash flows from operations and liquidity sources held by or available to us.

RESULTS OF OPERATIONS

Overview of 2014 Results from Operations

Net Income for 2014 was $21,319,000, or $1.95 basic earnings per share, an increase of $3,050,000, or $0.27 basic earnings per share, compared to 2013.  The increase in earnings was principally due to higher net income in our Water Activities due to ongoing investment in water infrastructure and the recovery of that investment through WICA and WISC. These investments drove both a revenue increase and lower current income tax expense as a result of the adoption of the Repair Regulations. Changes in net income for our segments were as follows (in thousands):

Business Segment	2014 Net Income	2013 Net Income (Loss)	Increase (Decrease)
Water Activities	$19,798	$16,793	$3,005
Real Estate	50	(7)	57
Services and Rentals	1,471	1,483	(12)
Total	$21,319	$18,269	$3,050

Water Activities

The increase in net income from Water Activities for 2014 over 2013 was $3,005,000 or 18%.  A breakdown of the components of this increase was as follows (in thousands):

	2014	2013	Increase (Decrease)
Operating Revenues	$94,020	$91,481	$2,539
Operation and Maintenance	44,445	44,564	(119)
Depreciation	11,784	10,792	992
Income Taxes	3,596	5,944	(2,348)
Taxes Other than Income Taxes	9,031	8,188	843
Other Utility Income	833	856	(23)
Other (Deductions) Income	(202)	(292)	90
Interest and Debt Expense (net of AFUDC)	5,997	5,764	233
Total Net Income from Water Activities	$19,798	$16,793	$3,005

Revenue from our water customers increased by $2,539,000, or 2.8%, to $94,020,000 for the year ended December 31, 2014 when compared to the same period in 2013.  The primary drivers of higher revenues were the increased rates in 2014 associated with recurring WICA charges, including those surcharges that were rolled into base rates effective April 1, 2014, and increased rates in almost all of Maine Water’s service areas due to both WISC filings and regular rate cases. In 2014, WRA revenues were $3,700,000 compared to $3,298,000 in 2013.

Operation and Maintenance (“O&M”) expense decreased in 2014 by $119,000, or 0.3%, during the year ended December 31, 2014 when compared to the 2013 period primarily due to a decrease in employee benefit costs. The following table presents the components of O&M expense (in thousands):

Expense Components	2014	2013	Increase (Decrease)
Pension	$2,738	$4,081	$(1,343)
Mark-to-market	199	760	(561)
Medical	2,557	3,090	(533)
Maintenance	3,205	3,393	(188)
Post-retirement medical	575	741	(166)
Investor relations	631	713	(82)
Water treatment (including chemicals)	2,936	2,913	23
Purchased water	1,463	1,439	24
Utility costs	3,757	3,684	73
Customer	1,719	1,614	105
Vehicle costs	1,767	1,621	146
Property and liability insurance	1,424	1,203	221
Outside Services	2,594	2,131	463
Other benefits	1,809	1,210	599
Payroll	15,280	14,323	957
Other	1,791	1,648	143
Total	$44,445	$44,564	$(119)

The changes in individual items are described below:

▪
Pension costs decreased over the prior year primarily due to a increase to the discount rate used in determining the 2014 expense. The discount rate selected to calculate the pension expense for 2015 is lower than the rate used for 2014 which will likely cause 2015 pension expense to be higher than 2014 expense;

▪
Mark-to-market represents the treatment of certain officers' benefits based on fluctuations in the stock market and the effect the fluctuations have on non-vested share based compensation. The increase in the Company’s stock price between December 31, 2012 and December 31, 2013 was higher than the increase in the Company’s stock price between December 31, 2013 and December 31, 2014, which decreased mark-to-market expense in 2014 when compared to 2013;

▪	Medical costs decreased in 2014 primarily due to a reduction in medical claims made by employees during the year and an increase in the amount of contributions from employees to the plan;

▪
Post-retirement medical decreased over the prior year primarily due to an increase in the discount rate used in determining the 2014 expense. The discount rate selected to calculate the post-retirement medical expense for 2015 is lower than the rate used for 2014 which will likely cause 2015 post-retirement medical expense to be higher than 2014 expense; and

▪	Investor relations costs decreased primarily due a reduction in costs associated with the production, filing, and mailing of the Company’s annual proxy statement.

The decreases detailed above were offset by the following increases to O&M expense:

▪
Payroll costs increased in 2014 when compared to 2013 primarily due to regular wage increases. Additionally, Payroll costs increased during 2014 due to a completed procurement project that allocated certain administrative employee time to capital that was completed during 2013. Employee time that had been charged to capital projects during the first quarter of 2013 returned to O&M at the completion of the project;

▪
Other benefits increased primarily due to an increase in costs associated to performance awards given to officers of the Company. Additionally, there was an increase in costs associated with the Company’s 401(k) plan offered to all employees; and

▪
Outside services costs increased primarily due to the use of a consulting firm to evaluate the Company's cyber security strengths and vulnerabilities and to help in creating an evaluation of the Company's current IT structure within the organization, as discussed above, and additional consulting costs related to the preparation of the repair tax deduction to be included in the Company's 2014 Federal income tax return. Additionally, the Company saw an increase in legal fees charged to the Company. These increases to outside services were partially offset by decreases in internal and external auditing costs.

The Company’s Depreciation expense increased $992,000, or 9.2%, from 2013 to 2014. The primary driver of the increase in Depreciation expense was a higher Utility Plant balance in 2014 due to normal plant additions.

Income Tax expense associated with Water Activities decreased by $2,348,000 in the year ended December 31, 2014 when compared to the same period in 2013 due to a lower effective tax rate. The Company’s effective tax rate decreased from 28.0% to 16.6% in the year ended December 31, 2014. The inclusion of 2014 repair deduction related to the tangible property regulations in the current year tax provision led to the decrease in the overall effective tax rate. This was partially offset by a provision made for repair deductions.

Total Interest and Debt Expense, net of Allowance for Funds Used During Construction (“AFUDC”) increased by $233,000 in the year ended December 31, 2014 when compared to the same period in 2013. This was primarily due to a timing difference in patronage income the Company receives from one of its banking partners. The Company recorded patronage income related to 2012 in the first quarter of 2013 and simultaneously began to accrue for 2013 patronage income. During 2014, the Company accrued only for 2014 patronage income. Additionally, in the second quarter of 2013, the Company recorded a catch up of amortization of the fair value of debt acquired in the purchase of Maine Water and BSWC. Partially offsetting these increases was lower interest expense due to lower debt balances outstanding during much of the year ended December 31, 2014 when compared to the same period in December 31, 2013.

Real Estate

Income from the Real Estate segment is largely dependent on the tax deductions received on donations and, or, sales of available land.  This typically occurs when utility-owned land is deemed to be unnecessary to protect water sources.  During 2014, the Company completed the sale of two small properties which generated $50,000 of net income in the Real Estate segment.

During the year ended December 31, 2013, the Company sold a small piece of property that resulted in a loss of approximately $5,000. Additionally, the Company made minor adjustments to tax accounts generating an additional $2,000 loss.

Overview of 2013 Results from Operations

Net Income for 2013 was $18,269,000, or $1.68 basic earnings per share, an increase of $4,629,000, or $0.13 basic earnings per share, compared to 2012.  The increase in earnings was principally due to higher net income in our Water Activities due to the implementation of the WRA, the impact of the adoption of the IRS’ tangible property regulations and lower interest expense.  Changes in net income for our segments were as follows (in thousands):

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

O&M expense increased in 2013 by $4,238,000, or 10.5%, during the year ended December 31, 2013 when compared to the same period in 2012 primarily due to the acquisition of BSWC which contributed $3,159,000 of incremental O&M expense. The following table presents the components of O&M expense both including and excluding BSWC (in thousands):

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

Income Tax expense associated with Water Activities decreased by $478,000 in the year ended December 31, 2013 when compared to the same period in 2012 due to a lower effective tax rate. Excluding the impact of BSWC, Income Tax expense decreased by $354,000. The Company’s effective tax rate decreased from 35.0% to 28.0% in the year ended December 31, 2013. The reserve made for the fixed capital credits and the adoption of the tangible property regulations offset the return to accrual for the 2012 tax return. The inclusion of an estimate of the 2013 repair deduction in the current year provision led to the decrease in the overall effective tax rate in 2013.

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

Real Estate

Income from the Real Estate segment is largely dependent on the tax deductions received on donations and, or, sales of available land.  This typically occurs when utility-owned land is deemed to be unnecessary to protect water sources.  During 2012, the Company completed a previously announced sale of approximately 175 acres of land for open space purposes to the Town of Plymouth, Connecticut. The transaction generated $1.45 million of revenue for the Real Estate segment and $982,000 in net income for the segment. During the third quarter of 2012, the Company made adjustments to tax reserves related to land sales in previous periods that lowered the Company’s net income from this segment to $951,000 for the year ended December 31, 2012.

During the year ended December 31, 2013, the Company sold a small piece of property that resulted in a loss of approximately $5,000. Additionally, the Company made minor adjustments to tax accounts generating an additional $2,000 loss.

COMMITMENTS AND CONTINGENCIES

Water Supply – Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of fifty years upon becoming effective. Connecticut Water will pay RWA $75,000 per year, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement. Connecticut Water has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water agrees to purchase 283 million gallons of water annually from MDC. Connecticut Water has an agreement with Avon Water (“Avon”) to purchase twelve million gallons per year from Avon. The agreement became effective on October 3, 2008 and has a term of 10 years. Connecticut Water has a 99 year lease with 19 Perry Street to obtain well water for its public water supply system. The agreement became effective in 1975 and is based on current water rates in effect each year. There is no limitation on the amount of water that can be withdrawn from the leased property. Maine Water has an agreement with the Kenebec Water District for potable water service. The agreement became effective November 7, 2010 and has a term of 5 years. Maine Water guarantees a minimum consumption of 63.5 million gallons of water annually. Water sales to Maine Water are billed at a flat rate per gallon plus the monthly minimum tariff rate for a 4-inch metered service. Maine Water expects to renew this agreement during 2015, however, it is unknown what terms any renewal will contain. During 2014, the Company spent $1,276,000 on these agreements.

Security – Investment in security-related, including “cyber security”, improvements is a continuing process and management believes that the costs associated with any such improvements will be eligible for recovery in future rate proceedings.

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

Reviews by Taxing Authorities – On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed beginning in the fourth quarter of 2013. The Company is also aware that certain of its peers have been challenged on certain tax credits associated with the fixed capital investment and this is the focus of the State’s review. While the Company firmly believes that all fixed capital investment credits were appropriate and conservatively measured, the preliminary audit findings indicate certain fixed capital investment credits claimed in prior years will ultimately be disallowed. Therefore, as required by FASB ASC 740, during the year ended December 31, 2013, the Company recorded a provision of $2.0 million, or 100% of the credits recorded for transmission and distribution projects that will be subject to disallowance. No additional provision was recorded during the year ended December 31, 2014.

On the 2012 tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the Internal Revenue Services’ temporary tangible property regulations. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the Internal Revenue Service that its Federal tax filing for the 2012 tax year would be reviewed. This review, which is still ongoing, began in the first quarter of 2014. While the Company believes that the deduction taken on its tax return is appropriate, the methodology for determining the deduction could be challenged by the taxing authorities. Therefore, as required by FASB ASC 740, during the year ended December 31, 2014, the Company recorded a provision of $2.8 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $2.6 million in the prior year for a cumulative total of $5.4 million.

The Company remains subject to examination by federal authorities for the 2011 through 2013 tax years, and the state authorities for the 2009 through 2013 tax years.

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

Rate Relief – Connecticut Water and Maine Water are regulated public utilities, which provide water services to their customers.  The rates that regulated companies charge their water customers are subject to the jurisdiction of the regulatory authority of the PURA in Connecticut and the MPUC in Maine.  Connecticut Water’s allowed rate of return on equity and return on rate base are currently 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2014 were 9.50% and 7.96%, respectively.

In 2007, the State of Connecticut adopted legislation which permits regulated water companies to recapture money spent on eligible infrastructure improvements without a full rate case proceeding.  The PURA may authorize regulated water companies to use a rate adjustment mechanism, such as a Water Infrastructure and Conservation Adjustment (“WICA”), for eligible projects completed and in service for the benefit of the customers.  Regulated water companies may only charge customers such an adjustment to the extent allowed by the PURA based on a water company’s infrastructure assessment report, as approved by the PURA and upon semiannual filings which reflect plant additions consistent with such report. Similarly, during 2013, the Maine Legislature has enacted a law that will allow Maine Water for expedited recovery of investments in water systems infrastructure replacement, both treatment and distribution, through a Water Infrastructure Charge (“WISC”), similar to WICA in Connecticut. Maine Water’s first WISC surcharge has been approved and became effective as of February 1, 2014.

Land Dispositions – The Company and its subsidiaries own additional parcels of land in Connecticut and Maine, which may be suitable in the future for disposition or for further protection through conservation easements, through sale or by donation to municipalities, other local governments or private charitable entities such as local land trusts.  In Connecticut, these additional parcels would include certain Class I and II parcels previously identified for long term conservation by the Connecticut Department of Energy and Environmental Protection (“DEEP”), which have restrictions on development and resale based on provisions of the Connecticut General Statutes.  In Maine, these parcels include primarily company-owned land used for water supply protection, and a permanent conservation easement may be appropriate for some parcels to ensure the permanent protection of the watersheds, while balancing the appropriate community and recreational use of the land.

Capital Expenditures – The Company has received approval from its Board of Directors to spend $55.1 million on capital expenditures in 2015, in part to fund improvements to water treatment plants and increased spending related to infrastructure improvements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary market risk faced by the Company is interest rate risk.  As of December 31, 2014, the Company had no exposure to derivative financial instruments or financial instruments with significant credit risk or off-balance-sheet risks.  In addition, the Company is not subject in any material respect to any currency or other commodity risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries. The Company has entered into a $15 million line of credit agreement with CoBank, ACB, that is currently scheduled to expire on July 1, 2016.  The Company maintains an additional line of credit of $20 million with RBS Citizens, N.A., with an expiration date of June 30, 2017.  As of December 31, 2014 the total lines of credit available to the Company was $35 million.  As of December 31, 2014, the Company had $2.0 million of Interim Bank Loans Payable. At December 31, 2013, the Company did not have any outstanding Interim Bank Loans Payable.  As of December 31, 2014, the Company had $33.0 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Connecticut Water Service, Inc., and the Notes to Consolidated Financial Statements together with the reports of Baker Tilly Virchow Krause, LLP, merger successor to ParenteBeard LLC, and PricewaterhouseCoopers LLP, independent registered public accounting firms are included herein on pages 49 through 87.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of December 31, 2014, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  We have used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in conducting our evaluation of the effectiveness of the internal control over financial reporting. Based on our evaluation, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Connecticut Water Service, Inc.

We have audited Connecticut Water Service, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Connecticut Water Service, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Connecticut Water Service, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and related consolidated statements of income, comprehensive income and cash flows of Connecticut Water Service, Inc., as well as the financial statement schedule listed in the accompanying index, and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Philadelphia, Pennsylvania
March 16, 2015

ITEM 9B.  OTHER INFORMATION

None

PART III

Pursuant to General Instruction G(3), the information called for by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed in EDGAR on or about March 27, 2015 in connection with the annual meeting to be held on May 7, 2015.  Certain information concerning the executive officers of the Company is included in Item 1 of this report.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1	Financial Statements:
			Page
		Index to Consolidated Financial Statements and Schedule	48
		Reports of Independent Registered Public Accounting Firms	49
		Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012	51
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012	51
		Consolidated Balance Sheets at December 31, 2014 and 2013	52
		Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	53
		Notes to Consolidated Financial Statements	54
	2	Financial Statement Schedule:
		The following schedule of the Company is included on the attached page as indicated
		Schedule II Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2014, 2013 and 2012	94

All other schedules provided for in the applicable regulations of the Securities and Exchange Commission have been omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements or notes thereto.

(b)		Exhibits
		Exhibits for Connecticut Water Service Inc., are in the Index to Exhibits	88

Exhibits heretofore filed with the Securities and Exchange Commission as indicated below are incorporated herein by reference and made a part hereof as if filed herewith.  Exhibits marked by asterisk (* or **) are being filed or furnished herewith.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Connecticut Water Service, Inc.

We have audited the accompanying consolidated balance sheets of Connecticut Water Service, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respect, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Connecticut Water Service, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Philadelphia, Pennsylvania
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Connecticut Water Service, Inc.:

In our opinion, the consolidated statements of income, comprehensive income and cash flows for the year ended December 31, 2012 present fairly, in all material respects, the results of operations and cash flows of Connecticut Water Service, Inc. and its subsidiaries for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 18, 2013

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, (in thousands, except per share data)	2014	2013	2012
Operating Revenues	$94,020	$91,481	$83,838
Operating Expenses
Operation and Maintenance	44,445	44,564	40,326
Depreciation	11,784	10,792	9,782
Income Taxes	3,596	5,944	6,422
Taxes Other Than Income Taxes	9,031	8,188	7,699
Total Operating Expenses	68,856	69,488	64,229
Net Operating Revenues	25,164	21,993	19,609
Other Utility Income, Net of Taxes	833	856	812
Total Utility Operating Income	25,997	22,849	20,421
Other Income (Deductions), Net of Taxes
Gain (Loss) on Real Estate Transactions	50	(7)	951
Non-Water Sales Earnings	1,471	1,483	1,424
Allowance for Funds Used During Construction	518	366	238
Other	(202)	(292)	(813)
Total Other Income, Net of Taxes	1,837	1,550	1,800
Interest and Debt Expenses
Interest on Long-Term Debt	7,023	7,200	7,612
Other Interest (Income) Charges, Net	(573)	(913)	575
Amortization of Debt Expense and Premium, Net	65	(157)	394
Total Interest and Debt Expenses	6,515	6,130	8,581
Net Income	21,319	18,269	13,640
Preferred Stock Dividend Requirement	38	38	38
Total Net Income Applicable to Common Stock	$21,281	$18,231	$13,602
Weighted Average Common Shares Outstanding:
Basic	10,893	10,827	8,763
Diluted	11,091	10,996	8,900
Earnings Per Common Share:
Basic	$1.95	$1.68	$1.55
Diluted	$1.92	$1.66	$1.53
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, (in thousands)	2014	2013	2012

Net Income	$21,319	$18,269	$13,640
Other Comprehensive (Loss) Income, net of tax
Qualified cash flow hedging instrument net of tax benefit of $0, $12 and $1
in 2014, 2013, and 2012, respectively	—	41	3
Adjustment to post-retirement benefit plans, net of tax benefit
(expense) of $735, $(398), and $389 in 2014, 2013 and 2012, respectively	(1,527)	982	(566)
Unrealized Investment gain, net of tax expense of $(25),
$(119) and $(40) in 2014, 2013 and 2012, respectively	39	190	60
Other Comprehensive (Loss) Income, net of tax	$(1,488)	$1,213	$(503)
Comprehensive Income	$19,831	$19,482	$13,137

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED BALANCE SHEETS
December 31, (in thousands, except share amounts)	2014	2013
ASSETS
Utility Plant	$685,654	$639,704
Construction Work in Progress	9,304	12,066
	694,958	651,770
Accumulated Provision for Depreciation	(188,019)	(179,894)
Net Utility Plant	506,939	471,876
Other Property and Investments	8,271	7,388
Cash and Cash Equivalents	2,475	18,371
Accounts Receivable (Less Allowance, 2014 - $1,202; 2013 - $1,127)	11,971	12,340
Accrued Unbilled Revenues	8,283	7,624
Materials and Supplies, at Average Cost	1,486	1,633
Prepayments and Other Current Assets	11,953	6,928
Total Current Assets	36,168	46,896
Restricted Cash	—	5,777
Unamortized Debt Issuance Expense	6,292	6,841
Unrecovered Income Taxes - Regulatory Asset	57,331	47,135
Pension Benefits - Regulatory Asset	13,713	3,085
Post-Retirement Benefits Other Than Pension - Regulatory Asset	2,626	1,288
Goodwill	31,685	31,685
Deferred Charges and Other Costs	8,164	8,840
Total Regulatory and Other Long-Term Assets	119,811	104,651
Total Assets	$671,189	$630,811
CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2014 - 11,124,630; 2013 - 11,038,232	$141,684	$138,591
Retained Earnings	69,370	59,277
Accumulated Other Comprehensive Loss	(1,603)	(115)
Common Stockholders’ Equity	209,451	197,753
Preferred Stock	772	772
Long-Term Debt	176,601	175,042
Total Capitalization	386,824	373,567
Current Portion of Long-Term Debt	2,457	4,121
Interim Bank Loans Payable	1,991	—
Accounts Payable and Accrued Expenses	10,019	10,846
Accrued Interest	693	753
Current Portion of Refund to Customers - Regulatory Liability	6,079	4,650
Other Current Liabilities	2,383	2,359
Total Current Liabilities	23,622	22,729
Advances for Construction	26,718	28,718
Deferred Federal and State Income Taxes	53,322	47,470
Unfunded Future Income Taxes	56,919	46,723
Long-Term Compensation Arrangements	35,748	20,651
Unamortized Investment Tax Credits	1,339	1,414
Refund to Customers - Regulatory Liability	1,550	7,749
Other Long-Term Liabilities	776	1,018
Total Long-Term Liabilities	176,372	153,743
Contributions in Aid of Construction	84,371	80,772
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$671,189	$630,811
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, (in thousands)	2014	2013	2012
Operating Activities:
Net Income	$21,319	$18,269	$13,640
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Revenues	(3,461)	(3,059)	239
Provision for Deferred Income Taxes and Investment Tax Credits, Net	5,878	7,386	(826)
Allowance for Funds Used During Construction	(518)	(366)	(239)
Depreciation and Amortization (including $673 in 2014, $348 in 2013, and $664 in 2012 charged to other accounts)	12,457	11,140	10,446
(Gain) Loss on Sale of Land	(50)	7	(951)
Change in Assets and Liabilities:
Increase in Accounts Receivable and Accrued Unbilled Revenues	(291)	(1,205)	(1,333)
Increase in Other Current Assets	(5,012)	(4,321)	(24)
(Increase) Decrease in Other Non-Current Items, Net	(1,286)	11,985	5,251
Increase in Accounts Payable, Accrued Expenses and Other Current Liabilities	1,169	4,514	166
Total Adjustments	8,886	26,081	12,729
Net Cash and Cash Equivalents Provided by Operating Activities	30,205	44,350	26,369
Investing Activities:
Additions to Utility Plant	(45,668)	(33,303)	(25,694)
Purchase of Water Systems, Net of Cash Acquired	—	—	(35,754)
Proceeds on Real Estate Transactions	243	95	1,450
Release of Restricted Cash	5,779	5,457	6,117
Net Cash and Cash Equivalents Used in Investing Activities	(39,646)	(27,751)	(53,881)
Financing Activities:
Net Proceeds from Interim Bank Loans	1,991	—	1,660
Net Repayment of Interim Bank Loans	—	(1,660)	(21,372)
Repayment of Long-Term Debt Including Current Portion	(4,114)	(15,870)	(75,430)
Proceeds from Issuance of Long-Term Debt	4,500	14,550	92,840
Proceeds from Issuance of Common Stock	1,697	1,629	51,101
Proceeds from Exercise of Stock Options	—	225	631
Costs Incurred to Issue Long-Term Debt and Common Stock	(2)	(42)	(2,316)
Advances from Others for Construction	699	586	1,041
Cash Dividends Paid	(11,226)	(10,796)	(8,505)
Net Cash and Cash Equivalents (Used in) Provided by Financing Activities	(6,455)	(11,378)	39,650
Net (Decrease) Increase in Cash and Cash Equivalents	(15,896)	5,221	12,138
Cash and Cash Equivalents at Beginning of Year	18,371	13,150	1,012
Cash and Cash Equivalents at End of Year	$2,475	$18,371	$13,150
Non-Cash Investing and Financing Activities:
Stock for stock acquisition of Biddeford & Saco Water Company	$—	$—	$12,012
Non-Cash Contributed Utility Plant (see Note 1 for details)	$1,130	$801	$1,089
Short-term Investment of Bond Proceeds Held in Trust	$—	$5,777	$9,820
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$6,665	$6,573	$8,488
State and Federal Income Taxes	$1,135	$3,600	$6,161
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

The Connecticut Water Company (“Connecticut Water”)
The Maine Water Company (“Maine Water”)
Chester Realty, Inc. (“Chester Realty”)
New England Water Utility Services, Inc. (“NEWUS”)
The Barnstable Holding Company (“Barnstable Holding”) - Inactive

On September 3, 2013, an application was filed with the Maine Public Utility Commission (“MPUC”) to merge Maine Water and Biddeford & Saco Water Company (“BSWC”), with Maine Water as the surviving entity. This application was approved by the MPUC and, effective January 1, 2014, BSWC was merged into Maine Water.

As of December 31, 2014, Connecticut Water and Maine Water were our regulated public water utility companies (collectively the “Regulated Companies”), which served 123,071 customers in 77 towns throughout Connecticut and Maine.

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

PUBLIC UTILITY REGULATION – Connecticut Water is subject to regulation for rates and other matters by the Connecticut Public Utility Regulatory Authority (“PURA”) and follows accounting policies prescribed by the PURA.  Maine Water is subject to regulation for rates and other matters by the MPUC. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which includes the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 980 “Regulated Operations” (“FASB ASC 980”).  FASB ASC 980 requires cost-based, rate-regulated enterprises, such as Connecticut Water and Maine Water, to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets and liabilities that result when costs and benefits are allowed for ratemaking purposes in a period after the period in which the costs or benefits would be charged to expense by an unregulated enterprise.  The Consolidated Balance Sheets include regulatory assets and liabilities as appropriate, primarily related to income taxes, post-retirement benefit costs and deferred revenues associated with the Water Revenue Adjustment (“WRA”) used by Connecticut Water.  In accordance with FASB ASC 980, costs which benefit future periods, such as well development, are amortized over the periods they benefit. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FASB ASC 980.

CONNECTICUT WATER SERVICE, INC.

Regulatory assets and liabilities are comprised of the following:

(in thousands)	December 31,
	2014	2013
Assets:
Pension and postretirement benefits	$16,339	$4,373
Unrecovered income taxes	57,331	47,135
Deferred revenue (included in prepayments and other current assets and deferred charges and other costs)	7,386	6,703
Other (included in prepayments and other current assets and deferred charges and other costs)	3,840	3,901
Total regulatory assets	$84,896	$62,112
Liabilities:
Other (included in other current liabilities)	$718	$602
Unamortized Investment Tax Credits	1,339	1,414
Refunds to Customers (including current portion)	7,629	12,399
Unfunded future income taxes (including other long-term liabilities)	57,719	47,755
Total regulatory liabilities	$67,405	$62,170

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

Regulatory liabilities include deferred investment tax credits and amounts to be refunded to customers as a result of the adoption of the tangible property regulations in Connecticut.  These liabilities will be given back to customers in rates as tax deductions occur in the future.

Regulatory Matters

The rates we charge our Connecticut and Maine water customers are established under the jurisdiction of and are approved by the PURA and MPUC, respectively.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water’s allowed return on equity and return on rate base, effective as of December 31, 2014 were 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2014 were 9.50% and 7.96%, respectively.

Connecticut Rates

On January 25, 2013, Connecticut Water filed a Water Infrastructure and Conservation Adjustment (“WICA”) application with the PURA requesting an additional 1.08% surcharge to customer bills related to approximately $6.5 million spending on WICA projects. This application also reduced the surcharge by 0.09% for the prior year reconciliation adjustment which expired April 1, 2013.  On January 30, 2013, Connecticut Water filed for a 0.10% reconciliation adjustment for the 2012 shortfall in WICA, to become effective April 1, 2013.  On March 25, 2013, the PURA approved an additional 1.06% surcharge, effective April 1, 2013. Additionally, on March 27, 2013, the PURA approved a 0.10% reconciliation adjustment, effective April 1, 2013. As of April 1, 2013, Connecticut Water’s cumulative WICA surcharge was 6.80%.

On July 25, 2013, Connecticut Water filed a WICA application with the PURA requesting an additional 1.09% surcharge to customers’ bills, representing approximately $5.6 million in WICA related projects. On September 18, 2013 the PURA

CONNECTICUT WATER SERVICE, INC.

approved the 1.09% surcharge with the new rates becoming effective on October 1, 2013. As of October 1, 2013, the cumulative WICA surcharge was 7.89%.

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

On January 28, 2015, Connecticut Water filed a WICA application with the PURA requesting a 1.35% surcharge to customers' bills, representing approximately $11.2 million in WICA related projects. On February 23, 2015, Connecticut Water filed for a 0.10% reconciliation adjustment for the 2014 shortfall in WICA, to become effective April 1, 2015. The Company expects PURA to issue a decision on these WICA filings in March of 2015. If approved as filed, the cumulative WICA surcharge will be 3.04%.

On June 5, 2013, the Connecticut’s General Assembly passed Public Act 13-78, “An Act Concerning Water Infrastructure and Conservation, Municipal Reporting Requirements and Unpaid Utility Accounts at Multi-Family Dwellings” (“PA 13-78”), which authorized the WRA to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, PA 13-78 raises the cap for WICA charges to 10%, from 7.5%, between general rate cases and expands the eligible projects to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

On June 28, 2013, Connecticut Water entered into a settlement agreement with the OCC of the State of Connecticut and the Office of the Attorney General for the State of Connecticut (the “Settlement Agreement”), whereby Connecticut Water would adjust the water rates charged to its customers effective April 1, 2014 in accordance with the elements of the Settlement Agreement (the “Connecticut Water Rate Reduction Plan”). On July 1, 2013, Connecticut Water submitted an application to the PURA seeking formal approval of the Settlement Agreement.

The Settlement Agreement contemplated that Connecticut Water would adopt regulations issued by the Internal Revenue Service (“IRS”) that allowed the Company to adopt an alternative method for determining how expenditures related to tangible property can be treated for federal tax purposes for tax years beginning on or after January 1, 2012.  This tax accounting method change treated certain expenditures that the Company historically capitalized for tax purposes, as a deductible repair expense on its tax return.  The adoption of the tax accounting method change allowed Connecticut Water to record a favorable “catch up adjustment” on the Company's consolidated 2012 federal tax return which was filed in September 2013. The Company filed with the IRS a tax refund of approximately $13.6 million by carrying back the net operating loss generated from this adjustment.

The Settlement Agreement included, as a result of negotiated compromise of the parties' respective positions, the following key elements related to the Connecticut Water Rate Reduction Plan:

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

CONNECTICUT WATER SERVICE, INC.

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

Connecticut Water’s allowed revenues for the year ended December 31, 2014, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, were approximately $75.5 million. Through normal billing for the year ended December 31, 2014 operating revenue for Connecticut Water would have been approximately $71.8 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $3.7 million in additional revenue for the year ended December 31, 2014. During the year ended December 31, 2013, Connecticut Water recorded $3.3 million in additional revenue related to the WRA.

Maine Rates

In April 2013, Maine Water filed for rate increases in three of its ten divisions, totaling approximately $94,000 in additional revenue, driven primarily by declining consumption and small expense increases. On July 9, 2013, the MPUC approved rate increases totaling $88,000 for these divisions, which became effective on July 1, 2013. In June 2013, Maine Water filed for rate increases in three additional divisions, totaling approximately $554,000 in additional revenue, driven primarily by capital expenditures, declining consumption and small expense increases. Two of these cases were approved by the MPUC with additional annual revenue of $90,000 which became effective on November 1, 2013. The remaining case was approved by the MPUC during the first quarter of 2014 and granted an annual increase of $340,000, which became effective on March 25, 2014. Additionally, Maine Water filed for a general rate increase for its Biddeford and Saco division, its largest division, on November 5, 2014 requesting $1.7 million in additional revenues, offset by $700,000 in the first year due to the adoption of IRS Revenue Procedure 2012-19 (“Repair Regulations”). Maine Water entered into a stipulation agreement (“Biddeford Stipulation Agreement”) with Maine’s Office of Public Advocate which allowed for flow-through treatment of the Repair Regulations retroactive to January 1, 2014. As part of the Biddeford Stipulation Agreement, customers in the Biddeford and Saco division would receive the benefit of the Repair Regulations, approximately $880,000, over a three year period. Excluding the impact of the refund to customers, the Biddeford Stipulation Agreement calls for an annual increase in rates of approximately $1.3 million. MPUC issued a final decision related to the Biddeford Stipulation Agreement on March 13, 2015, with the new rates effective no earlier than March 1, 2015.

Effective June 2013, a Water Infrastructure Charge (“WISC”) became available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. Because the MPUC sets rates for Maine Water on a division-by-division basis, the WISC must be implemented in the same manner. To date, Maine Water has implemented a WISC in all of its ten divisions with expected annual revenue totaling $442,000.

On October 30, 2014, Maine Water petitioned the MPUC for approval of an accounting order that would allow it to refund to its customers a federal income tax refund stemming from the adoption of Repair Regulations to eight of its ten divisions, and to allow flow-through treatment of the repair deduction as of January 1, 2014. On February 26, 2015, the MPUC approved a stipulation between Maine Water and the Office of the Public Advocate (“Maine Water Stipulation Agreement”) that refunds $2.9 million to the customers of the eight divisions over a two year period starting no later than July 1, 2015, and allowing the requesting accounting treatment. In addition, Maine Water agreed not to file a general rate case during the two year refund period in any of the eight divisions that were allowed the refund. The MPUC orders that approved the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement are subject to a 21 day appeal period in which interveners have an opportunity to review or appeal the decision. As part of the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement, the Company is required to determine the remaining deferred tax liabilities associated with the fixed assets which the Company will be deducting as part of the adoption of the Repair Regulations. All parties to the Biddeford Stipulation Agreement, the Maine Water Stipulation Agreement, and the MPUC, agree that any benefit resulting from the elimination of deferred tax liabilities previously recorded on qualifying fixed assets subject to the Repair Regulation deduction, be deferred and considered in a separate docket initiated after the Company has analyzed this additional deferred tax liability in more detail. The Company believes that this analysis is an integral component to the overall accounting for the adoption of the Repair Regulations and the adoption of the flow-through method of accounting for regulatory accounting related to the adoption of the Repair Regulations. As such, though the Company believes the Biddeford Stipulation Agreement, the Maine

CONNECTICUT WATER SERVICE, INC.

Water Stipulation Agreement and MPUC orders (subject to the appeal process) are probable of being approved, the Company believes it is not possible to estimate the accounting impact of the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement including the separate analysis of the deferred tax liabilities as of December 31, 2014 and as a result has not recorded the impact of flow through accounting related to these deductions.

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

REVENUES – The Company’s accounting policies regarding revenue recognition by segment are as follows:

Water Activities – Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as certain public and private fire protection customers who are billed monthly.  Most customers, except fire protection customers, are metered.  Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and are earned when water is delivered.  Public fire protection revenues are based on the length of the water main, and number of hydrants in service and are earned on a monthly basis.  Private fire protection charges are based on the diameter of the connection to the water main.  Our Regulated Companies accrue an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter, which is reflected as Accrued Unbilled Revenues in the accompanying Consolidated Balance Sheets. Beginning in 2013, Connecticut Water has begun to record deferred revenue to represent under collection from customers based upon allowed revenues as approved by PURA. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting” in the Company’s Notes to the Consolidated Financial Statements.

Real Estate Transactions – Revenues are recorded when a sale or other transaction has been completed and title to the real estate has been transferred. Upon completion of any real estate transaction, the Company no longer has any continuing involvement in the property. Net income from the Real Estate Transactions segment is shown net in the “Other Income (Deductions), Net of Taxes” portion of the Company’s Consolidated Statements of Net Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting” in the Company’s Notes to the Consolidated Financial Statements.

Services and Rentals – Revenues are recorded when the Company has delivered the services called for by contractual obligation. Net income from the Services and Rentals segment is shown net in the “Other Income (Deductions), Net of Taxes” portion of the Company’s Consolidated Statements of Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting” in the Company’s Notes to the Consolidated Financial Statements.

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

CONNECTICUT WATER SERVICE, INC.

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

The components that comprise Net Additions to Utility Plant during the last three years ending December 31 are as follows:

(in thousands)	2014	2013	2012
Additions to Utility Plant:
Company Financed	$44,969	$32,717	$24,653
Allowance for Funds Used During Construction	518	366	239
Subtotal – Utility Plant Increase to Rate Base	45,487	33,083	24,892
Advances from Others for Construction	699	586	1,041
Net Additions to Utility Plant	$46,186	$33,669	$25,933

Depreciation – Depreciation is computed on a straight-line basis at various rates as approved by the state regulators on a company by company basis.  Depreciation allows the Company to recover the investment in utility plant over its useful life.  The overall consolidated company depreciation rate, based on the average balances of depreciable property, was 1.9%, 1.8%, and 2.0% for 2014, 2013, and 2012, respectively.

INCOME TAXES – The Company provides income tax expense for its utility operations in accordance with the regulatory accounting policies of the applicable jurisdictions. The Company’s income tax provision is calculated on a separate return basis. The Connecticut PURA requires the flow-through method of accounting for most state tax temporary differences as well as for certain federal temporary differences. The MPUC requires the flow-through method of accounting for most state temporary differences and normalized accounting for most federal temporary differences. In its approvals of the stipulation agreements between Maine Water and the Office of the Public Advocate, issued in 2015, the MPUC has allowed flow-through method of accounting stemming from Maine Water’s adoption of the IRS’ Repair Regulations in all of its divisions.

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

GOODWILL – As part of the purchase of regulated water companies, the Company recorded goodwill of $31.7 million as of December 31, 2014 representing the amount of the purchase price over net book value of the assets acquired.  The Company accounts for goodwill in accordance with Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“FASB ASC 350”).

As part of FASB ASC 350, the Company is required to perform an annual goodwill impairment test, which we perform as of December 31 each year. We update the test between the annual testing if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The analysis of a potential impairment of goodwill requires a two step process. Step one of the test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of goodwill impairment loss. If the carrying value is less than fair value, further testing for goodwill impairment is not performed.

Step two of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. In step two, determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of the goodwill. The goodwill impairment charge, if any, would be the difference between the carrying amount of goodwill and the implied fair value of goodwill upon the completion of step two.

In performing the annual goodwill impairment test, for purposes of the step one analysis, the Company bases the determination of the fair value of its reporting unit on the income approach, which estimates the fair value based on discounted future cash flows. Based on our comparison of the estimated fair value of the Water Activities reporting unit to its respective carrying amount, the impairment test performed in 2014 concluded that the estimated fair value of the Water Activities reporting unit, which has goodwill recorded, exceeded the reporting unit’s carrying amount by at least 81% as of December 31, 2014, indicating that none of our goodwill was impaired.

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

EARNINGS PER SHARE – The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the years ended December 31:

Years ended December 31,	2014	2013	2012
Numerator (in thousands)
Basic Net Income Applicable to Common Stock	$21,281	$18,231	$13,602
Diluted Net Income Applicable to Common Stock	$21,281	$18,231	$13,602
Denominator (in thousands)
Basic Weighted Average Shares Outstanding	10,893	10,827	8,763
Dilutive Effect of Stock Awards	198	169	137
Diluted Weighted Average Shares Outstanding	11,091	10,996	8,900
Earnings per Share
Basic Earnings per Share	$1.95	$1.68	$1.55
Dilutive Effect of Stock Awards	0.03	0.02	0.02
Diluted Earnings per Share	$1.92	$1.66	$1.53

CONNECTICUT WATER SERVICE, INC.

NEW ACCOUNTING PRONOUNCEMENTS – In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-05, “Service Concession Arrangements.” The ASU clarifies that an operating entity should not account for a services concession arrangement with a public-sector grantor as a lease if: (1) the grantor controls or has the ability to modify or approve the services the operating entity must provide, to whom it must provide them, and at what price and (2) the grantor controls any residual interest in the infrastructure at the end of the arrangement. In addition, the infrastructure used in a service concession arrangement would not be recognized as property, plant and equipment of the operating entity. The ASU is to be applied on a modified retrospective basis to service concession arrangements outstanding upon adoption and will be effective for the Company beginning January 1, 2015. The Company is currently assessing the impact of this standard on its consolidated financial statements and footnote disclosures, but does not expect that the adoption of this guidance will materially impact our consolidated financial position.

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

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement-Extraordinary and Unusual Items,” (“ASU 2015-01”). ASU 2015-01 updated the accounting guidance related to extraordinary and unusual items by eliminating the concept of extraordinary items. In addition, disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. This standard update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements and footnote disclosures, but does not expect that the adoption of this guidance will materially impact our consolidated financial position.

CONNECTICUT WATER SERVICE, INC.

NOTE 2:  INCOME TAX EXPENSE

Under ASC 740, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. From time to time, the Company is assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item on the Income Statement.  There were no such charges or accruals for the years ending December 31, 2014, 2013, and 2012.

On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed beginning in the fourth quarter of 2013. The Company is also aware that certain of its peers have been challenged on certain tax credits associated with the fixed capital investment and this is the focus of the State’s review. While the Company firmly believes that all fixed capital investment credits were appropriate and conservatively measured, the preliminary audit findings indicate certain fixed capital investment credits claimed in prior years will ultimately be disallowed. Therefore, as required by FASB ASC 740, during the year ended December 31, 2013, the Company recorded a provision of $2.0 million, or 100% of the credits recorded for transmission and distribution projects that will be subject to disallowance. No additional provision was recorded during the year ended December 31, 2014.

On the 2012 tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the Internal Revenue Services’ temporary tangible property regulations. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the Internal Revenue Service that its Federal tax filing for the 2012 tax year would be reviewed. This review, which is still ongoing, began in the first quarter of 2014. While the Company believes that the deduction taken on its tax return is appropriate, the methodology for determining the deduction could be challenged by the taxing authorities. Therefore, as required by FASB ASC 740, during the year ended December 31, 2014, the Company recorded a provision of $2.8 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $2.6 million in the prior year for a cumulative total of $5.4 million.

The Company remains subject to examination by federal authorities for the 2011 through 2013 tax years, and the state authorities for the 2009 through 2013 tax years.

Income Tax Expense (Benefit) for the years ended December 31, is comprised of the following:

(in thousands)	2014	2013	2012
Federal Classified as Operating Expense	$2,919	$2,028	$6,103
Federal Classified as Other Utility Income	424	434	427
Federal Classified as Other Income
Land Sales and Donations	26	(2)	477
Non-Water Sales	788	781	748
Other	(825)	(69)	(900)
Total Federal Income Tax Expense	3,332	3,172	6,855
State Classified as Operating Expense	677	3,916	319
State Classified as Other Utility Income	100	103	121
State Classified as Other Income
Land Sales and Donations	6	2	(97)
Non-Water Sales	194	200	180
Other	(82)	(300)	(47)
Total State Income Tax Expense	895	3,921	476
Total Income Tax Expense	$4,227	$7,093	$7,331

CONNECTICUT WATER SERVICE, INC.

The components of the Federal and State income tax provisions are:

(in thousands)	2014	2013	2012
Current Income Taxes
Federal	$427	$1,509	$4,747
State	(306)	152	511
Total Current	121	1,661	5,258
Deferred Income Taxes, Net
Federal
Investment Tax Credit	(75)	(77)	(71)
Deferred Revenue	215	964	(77)
Land Donations	(56)	(1)	29
Depreciation	1,728	792	2,411
Net Operating Loss Carry-forwards	(600)	—	—
AMT Credit Carry-forwards	—	(587)	—
Provision for uncertain positions	2,177	1,037	—
Other	(484)	(465)	(184)
Total Federal	2,905	1,663	2,108
State
Land Donations	—	—	(83)
Provision for uncertain positions	663	3,528	—
Other	538	241	48
Total State	1,201	3,769	(35)
Total Deferred Income Taxes	4,106	5,432	2,073
Total Income Tax	$4,227	$7,093	$7,331

Deferred income tax (assets) and liabilities are categorized as follows on the Consolidated Balance Sheets:

(in thousands)	2014	2013
Unrecovered Income Taxes	$(57,331)	$(47,135)
Deferred Federal and State Income Taxes	53,322	47,470
Unfunded Future Income Taxes	56,919	46,723
Unamortized Investment Tax Credits	1,339	1,414
Other	117	187
Net Deferred Income Tax Liability	$54,366	$48,659

Net deferred income tax liability increased from December 31, 2013 to December 31, 2014 due to the current year tax effects of temporary differences mostly related to plant items and the recording of provisions for uncertain tax positions.

CONNECTICUT WATER SERVICE, INC.

Deferred income tax (assets) and liabilities are comprised of the following:

(in thousands)	2014	2013
Tax Credit Carry-forward (1)	$(2,841)	$(3,020)
Provision on Tax Credits	2,003	2,003
Charitable Contribution Carry-forwards (2)	(94)	(18)
Prepaid Income Taxes on CIAC	61	49
Net Operating Loss Carry-forwards (3)	(2,665)	(1,572)
Valuation Allowance on Net Operating Losses	1,368	1,244
Other Comprehensive Income	(1,040)	(378)
Accelerated Depreciation	53,653	47,796
Provision on Repair Deductions	5,402	2,562
Unamortized Investment Tax Credits	1,339	1,414
Other	(2,820)	(1,421)
Net Deferred Income Tax Liability	$54,366	$48,659

(1)	State tax credit carry-forwards expire beginning in 2015 and ending in 2037.

(2)	Charitable Contribution carry-forwards expire beginning in 2015 and ending in 2019.

(3)	Net operating loss carry-forwards expire beginning in 2017 and ending in 2032.

The calculation of Pre-Tax Income is as follows:

(in thousands)	2014	2013	2012
Pre-Tax Income
Net Income	$21,319	$18,269	$13,640
Income Taxes	4,227	7,093	7,331
Total Pre-Tax Income	$25,546	$25,362	$20,971

In accordance with required regulatory treatment, deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate.  The differences between the effective income tax rate recorded by the Company and the statutory federal tax rate are as follows:

	2014	2013	2012
Federal Statutory Tax Rate	34.0%	34.0%	35.0%
Tax Effect Differences:
State Income Taxes Net of Federal Benefit	1.3%	3.3%	1.3%
Property Related Items	(25.0)%	(14.5)%	(0.1)%
Performance Stock	1.2%	2.1%	1.7%
Pension Costs	2.9%	—%	1.6%
Repair Regulatory Liability	(6.3)%	—%	—%
Unamortized Debt Expense	0.5%	(0.3)%	(2.6)%
Change in Estimate of prior year Income tax expense	(1.4)%	(14.0)%	(1.2)%
Provision for Uncertain Tax Positions	9.2%	18.0%	—%
Other	0.2%	(0.6)%	(0.7)%
Effective Income Tax Rate	16.6%	28.0%	35.0%

In the fourth quarter of 2012, five bonds were refinanced allowing for the tax deduction of the associated debt issuance costs creating a decrease in the effective tax rate related to unamortized debt expense.  In the first quarter of 2013, one bond was refinanced allowing for the tax deduction of the associated debt issuance costs creating a decrease in the effective tax rate related to unamortized debt expense.  After the filing of the 2012 tax return in the third quarter of 2013, a change in estimate of

CONNECTICUT WATER SERVICE, INC.

prior year income tax expense was recorded to reflect the difference between the tax expense estimated at year end and actual tax expense reflected on the Company’s tax filings.  The change in estimate relates primarily to adoption of the repair tax deduction and is offset by the recording of the regulatory liability to return this tax benefit to the customers.  In addition, the adoption of the repair tax deduction allowed for a benefit which is reflected in property related items.  Beginning in the second quarter of 2014, the return to customers of the repair tax benefit is reflected under Repair Regulatory Liability. Provisions for uncertain tax positions were recorded to reflect the possible disallowance of state tax credits and the possible challenge of the Company’s methodology for determining its repair deduction as required by FASB ASC 740.

NOTE 3:  COMMON STOCK

The Company has 25,000,000 authorized shares of common stock, no par value.  A summary of the changes in the common stock accounts for the period January 1, 2012 through December 31, 2014, appears below:

(in thousands, except share data)	Shares	Issuance Amount	Expense	Total
Balance, January 1, 2012	8,755,398	$73,958	$(1,613)	$72,345
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	34,301	1,213	—	1,213
Dividend Reinvestment Plan	50,048	1,486	—	1,486
Stock Options Exercised and Expensed	23,235	665	(3)	662
Shares issued to acquire BSWC	380,254	12,012	(154)	11,858
Shares issued in stock offering	1,696,250	49,615	(2,306)	47,309
Balance, December 31, 2012	10,939,486	138,949	(4,076)	134,873
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	37,212	1,873	—	1,873
Dividend Reinvestment Plan	53,790	1,629	—	1,629
Stock Options Exercised and Expensed	7,744	230	(1)	229
Shares issued to acquire BSWC	—	—	(6)	(6)
Shares issued in stock offering	—	—	(7)	(7)
Balance, December 31, 2013	11,038,232	$142,681	$(4,090)	$138,591
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	35,433	1,396	—	1,396
Dividend Reinvestment Plan	50,965	1,697	—	1,697
Balance, December 31, 2014 (1)	11,124,630	$145,774	$(4,090)	$141,684

(1)	Includes 46,788 restricted shares and 202,501 common stock equivalent shares issued through the Performance Stock Programs through December 31, 2014.

The Company may not pay any dividends on its common stock unless full cumulative dividends to the preceding dividend date for all outstanding shares of Preferred Stock of the Company have been paid or set aside for payment.  All such Preferred Stock dividends have been paid.

CONNECTICUT WATER SERVICE, INC.

NOTE 4:  RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 2012 through December 31, 2014, appears below:

(in thousands, except per share data)	2014	2013	2012
Balance, beginning of year	$59,277	$51,804	$46,669
Net Income	21,319	18,269	13,640
Sub-total	80,596	70,073	60,309
Dividends declared:
Cumulative Preferred Stock, Series A, $0.80 per share	12	12	12
Cumulative Preferred Stock, Series $0.90, $0.90 per share	26	26	26
Common Stock:
$1.01, $0.98 and $0.96 per Common Share in 2014, 2013 and 2012, respectively	11,188	10,758	8,467
Total Dividends Declared	11,226	10,796	8,505
Balance, end of year	$69,370	$59,277	$51,804

NOTE 5: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income/(Loss) (“AOCI”) by component, net of tax, for the years ended December 31, 2014 and 2013 (in thousands):

	Interest Rate Swap	Unrealized Gains on Investments	Defined Benefit Items	Total
Balance as of January 1, 2013 (a)	$(41)	$69	$(1,356)	$(1,328)
Other Comprehensive Income Before Reclassification	—	165	672	837
Amounts Reclassified from AOCI	41	25	310	376
Net current-period Other Comprehensive Income	41	190	982	1,213
Balance as of December 31, 2013	$—	$259	$(374)	$(115)
Other Comprehensive Income Before Reclassification	$—	$2	$(1,748)	$(1,746)
Amounts Reclassified from AOCI	$—	$37	$221	$258
Net current-period Other Comprehensive Income	—	39	(1,527)	(1,488)
Balance as of December 31, 2014	$—	$298	$(1,901)	$(1,603)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

CONNECTICUT WATER SERVICE, INC.

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Consolidated Statements of Income for the for the years ended December 31, 2014 and 2013 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI for the Year Ended December 31, 2014(a)	Amounts Reclassified from AOCI for the Year Ended December 31, 2013(a)	Affected Line Items on Income Statement
Amortization of Cash Flow Hedging Instrument	—	29	Other Income
Tax benefit	—	12	Other Income
Total Reclassified from AOCI	—	41

Realized Gains on Investments	55	38	Other Income
Tax expense	(18)	(13)	Other Income
Total Reclassified from AOCI	37	25

Amortization of Recognized Net Gain from Defined Benefit Items	335	470	Other Income (b)
Tax expense	(114)	(160)	Other Income
Total Reclassified from AOCI	221	310

Total Reclassifications for the period, net of tax	258	376

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2014.  These instruments are included in Other Property and Investments on the Company’s Consolidated Balance Sheets:

(in thousands)	Level 1	Level 2	Level 3	Total
Asset Type:
Company owned life insurance	$—	$2,977	$—	$2,977
Money Market Fund	166	—	—	166
Mutual Funds:
Equity Funds (1)	1,790	—	—	1,790
Total	$1,956	$2,977	$—	$4,933

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

The fair value of Company Owned Life Insurance is based on the cash surrender value of the contracts. These contracts are based principally on a referenced pool of investment funds that actively redeem shares and are observable and measurable and are presented on the Other Property and Investments line item of the Company’s Consolidated Balance Sheets.

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

RESTRICTED CASH – As part of Connecticut Water’s December 2011 and Maine Water’s June 2013 bond offerings, the Company recorded unused proceeds from these bond issuances as restricted cash as the funds can only be used for certain capital expenditures.  The Company used the remainder of the proceeds during 2014, as the approved capital expenditures were completed.  The carrying amount of restricted cash as of December 31, 2013 approximates fair value.  Under the fair value hierarchy the fair value of restricted cash is classified as a Level 1 measurement.

LONG-TERM DEBT – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company and similar marketable securities.  As of December 31, 2014 and 2013, the estimated fair value of the Company’s long-term debt was $189,942,000 and $178,526,000, respectively, as compared to the carrying amounts of $176,601,000 and $175,042,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is the benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

ADVANCES FOR CONSTRUCTION – Customer advances for construction have a carrying amount of $26,718,000 and $28,718,000 at December 31, 2014 and 2013, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

The fair values shown above have been reported to meet the disclosure requirements of FASB ASC 825, “Financial Instruments” (“FASB ASC 825”) and do not purport to represent the amounts at which those obligations would be settled.

CONNECTICUT WATER SERVICE, INC.

NOTE 7:  LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following (in thousands):

		2014	2013
Connecticut Water Service, Inc.:
4.09%	Term Loan Note and Supplement A, Due 2027	$15,466	$16,420
The Connecticut Water Company:
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.10%	2009 A Series, Due 2039	19,950	19,950
5.00%	2011 A Series, Due 2021	23,483	23,602
3.16%	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	CoBank Note Payable, Due 2033	14,550	14,550
Total The Connecticut Water Company		134,643	134,762
The Maine Water Company:
8.95%	1994 Series G, Due 2024	9,000	9,000
2.68%	1999 Series J, Due 2019	424	474
0.00%	2001 Series K, Due 2031	698	739
2.58%	2002 Series L, Due 2022	83	90
1.53%	2003 Series M, Due 2023	381	401
1.73%	2004 Series N, Due 2024	431	451
0.00%	2004 Series O, Due 2034	133	140
1.76%	2006 Series P, Due 2026	431	451
1.57%	2009 Series R, Due 2029	237	242
0.00%	2009 Series S, Due 2029	672	717
0.00%	2009 Series T, Due 2029	1,886	2,012
0.00%	2012 Series U, Due 2042	165	171
1.00%	2013 Series V, Due 2033	1,385	1,410
2.52%	CoBank Note Payable, Due 2017	1,965	1,965
4.24%	CoBank Note Payable, Due 2024	4,500	—
6.45%	Series M, Due 2014	—	2,700
7.72%	Series L, Due 2018	2,250	2,250
2.40%	Series N, Due 2022	1,251	1,297
1.86%	Series O, Due 2025	846	862
2.23%	Series P, Due 2028	1,354	1,354
Various	Various Capital Leases	37	70
Total The Maine Water Company		28,129	26,796
Add: Acquisition Fair Value Adjustment		820	1,185
Less: Current Portion		(2,457)	(4,121)
Total Long-Term Debt		$176,601	$175,042

CONNECTICUT WATER SERVICE, INC.

The Company’s required principal payments for the years 2015 through 2019 are as follows (in thousands):

2015	$2,457
2016	$2,511
2017	$4,526
2018	$5,006
2019	$2,856

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

On January 1, 2012, the Company and CoBank, ACB (“CoBank”) entered into an amendment to the CoBank Agreement (the “Amendment”) and two additional Promissory Note and Single Advance Term Loan Supplements providing for two additional Term Loans to the Company (the “2012 Term Loan Notes”).  Under the terms of the Amendment and the 2012 Term Loan Notes, on January 3, 2012 the Company borrowed from CoBank, in the aggregate, an additional $36.1 million of an available $40 million to be applied to the Company’s acquisition of the issued and outstanding capital stock of Aqua Maine, Inc. from Aqua America, Inc.

Under one Term Loan Note and Supplement, CoBank loaned the Company $18.0 million, which shall be repaid by the Company in 60 equal quarterly installments of principal and interest over a 15-year amortizing term, with the first installment paid on April 20, 2012 and the last installment due on January 20, 2027.  Under the other Term Loan Note and Supplement, as amended in September 2012, CoBank loaned the Company $18.1 million, which shall be repaid by the Company in quarterly interest payments and repayment of the principal balance in full on the earlier of January 2, 2014 or upon the Company raising equity capital, in the aggregate, up to the outstanding amount owed under the second Term Note and Supplement. The second Term Note was repaid in December 2012 with a portion of the proceeds from the Company’s December 2012 equity issuance.

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

On March 5, 2013, Connecticut Water and CoBank entered into a Promissory Note and Single Advance Term Loan Supplement to the MLA (the “Note”) in which CoBank agreed to make an additional Loan to Connecticut Water in an aggregate principal amount of up to $14,550,000, with a maturity date of March 4, 2033. Additionally, the Company entered into an Amendment to the Guarantee dated March 5, 2013 (the “Guarantee Amendment”), pursuant to which the Company agreed to guarantee the payment of certain of Connecticut Water’s obligations under the Note pursuant to the same terms of the Guarantee. Connecticut Water used substantially all of the proceeds of the Loans to refinance the 2007 A Series bonds outstanding.

On June 3, 2013, Maine Water completed the issuance of $1,409,888 aggregate principal amount of its First Mortgage Bonds, Series V, 1.0% due April 1, 2033 (the “Series V Bonds”). The Series V Bonds were issued by Maine Water to the Maine Municipal Bond Bank (the “Bank”) and the proceeds of the issuance were loaned (the “Series V Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of June 3, 2013. The proceeds of the Series V Loan will be used by Maine Water to fund various water facilities projects.

On December 22, 2014, Maine Water and CoBank entered into an amendment to Amended and Restated Master Loan Agreement by and between Maine Water and CoBank, dated as of December 1, 2012 (the “Agreement”) pursuant to which

CONNECTICUT WATER SERVICE, INC.

CoBank loaned Maine Water $4,500,000. Maine Water intends to use the proceeds of the above described loan from CoBank to refinance existing debt and to finance capital expenditures.

During the year ended December 31, 2014, the Maine Water paid off $2,700,000 of the outstanding BSWC Series M bond upon maturity. Additionally, during the year ended December 31, 2014, the Company paid approximately $954,000 related to Connecticut Water Service's Term Note Payable issued as part of the acquisition of Maine Water Company and approximately $434,000 in sinking funds related to Maine Water Company's outstanding bonds.

Financial Covenants – The Company is required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company was in compliance with all covenants at December 31, 2014.

NOTE 8:  PREFERRED STOCK

The Company’s Preferred Stock at December 31, consisted of the following:

(in thousands, except share data)	2014	2013
Connecticut Water Service, Inc.
Cumulative Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares	$300	$300
Cumulative Series $0.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares, Issued and Outstanding 29,499	472	472
Total Preferred Stock	$772	$772

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

NOTE 9:  BANK LINES OF CREDIT

The Company has entered into a $15 million line of credit agreement with CoBank, ACB, that is currently scheduled to expire on July 1, 2016.  The Company maintains an additional line of credit of $20 million with RBS Citizens, N.A., with an expiration date of June 30, 2017.  As of December 31, 2014 the total lines of credit available to the Company were $35 million.  As of December 31, 2014, the Company had $2.0 million of Interim Bank Loans Payable. At December 31, 2013 the Company did not have any outstanding Interim Bank Loans Payable.  As of December 31, 2014, the Company had $33.0 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

At December 31, 2014, the weighted average interest rates on these short-term borrowings outstanding was 2.2%

CONNECTICUT WATER SERVICE, INC.

NOTE 10:  UTILITY PLANT

The components of utility plant and equipment at December 31, were as follows:

(in thousands)	2014	2013
Land	$13,133	$12,656
Source of supply	35,435	34,007
Pumping	35,754	36,334
Water treatment	80,291	76,808
Transmission and distribution	463,491	431,662
General	60,876	52,269
Held for future use	438	438
Acquisition Adjustment	(3,764)	(4,470)
Total	$685,654	$639,704

The amounts of depreciable utility plant at December 31, 2014 and 2013 included in total utility plant were $629,880,000 and $585,788,000, respectively.  Non-depreciable plant is primarily funded through CIAC.

NOTE 11:  TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

(in thousands)	2014	2013	2012
Municipal Property Taxes	$7,659	$7,031	$6,567
Payroll Taxes	1,372	1,157	1,132
Total Taxes Other than Income Taxes	$9,031	$8,188	$7,699

NOTE 12:  LONG-TERM COMPENSATION ARRANGEMENTS

The Company has accrued for the following long-term compensation arrangements as of December 31, 2014 and 2013:

(in thousands)	2014	2013
Defined Benefit Pension Plan	$18,180	$7,320
Post Retirement Benefit Other than Pension	7,162	5,245
Supplemental Executive Retirement Plan	8,440	6,176
Deferred Compensation	1,944	1,775
Other Long-Term Compensation	22	135
Total Long-Term Compensation Arrangements	$35,748	$20,651

Investment Strategy – The Corporate Finance and Investment Committee (the “Committee”) reviews and approves the investment strategy of the investments made on behalf of various pension and post-retirement benefit plans provided by the Company and certain of its subsidiaries.  The Company uses a variety of mutual funds, managed by different fund managers, to achieve its investment goals.  The Committee wants to ensure that the plans establish a target mix that is expected to achieve investment objectives, by assuring a broad diversification of investment assets among investment types, while avoiding short-term changes to the target asset mix, unless unusual market conditions make such a move appropriate to reduce risk.

CONNECTICUT WATER SERVICE, INC.

The targeted asset allocation ratios for those plans as set by the Committee at December 31, 2014 and 2013:

	2014	2013
Equity	65%	65%
Fixed Income	35%	35%
Total	100%	100%

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

PENSION
Defined Benefit Plan – The Company and certain of its subsidiaries have a noncontributory defined benefit pension plan covering qualified employees.  In general, the Company’s policy is to fund accrued pension costs as permitted by federal income tax and Employee Retirement Income Security Act of 1974 regulations.  The Company amortizes actuarial gains and losses over the average remaining service period of active participants.  A contribution of $3,426,000 was made in 2014 for the 2013 plan year.  The Company does not expect to make a contribution in 2015 for the 2014 plan year, as allowed by the plan’s current funding status.

The Company has amended its pension plan to exclude employees hired after January 1, 2009. The Company’s pension plan was amended by the Board of Directors in 2012 primarily to admit current Maine Water and former Aqua Maine employees that were hired before April 1, 2013 to participate under the terms and provisions in effect for Aqua Maine upon the purchase of Maine Water by the Company. The pension plan was also amended in 2014 to reflect the changed definition of spouse under Federal law.

BSWC provided its eligible employees hired prior to March 1, 2012 with a pension plan. Effective March 1, 2012, no employee who was not already a participant in the plan was eligible for enrollment. Also for those hired before this date, no further benefits would accrue on behalf on any participant. For the period of December 10, 2012 through December 31, 2012, BSWC’s net periodic benefit credit was $4,000. Effective December 31, 2013, BSWC’s pension plan was merged into the Company’s pension plan. The tables below showing information for 2013 and future years contain BSWC’s pension plan information.

CONNECTICUT WATER SERVICE, INC.

The following tables set forth the benefit obligation and fair value of the assets of the Company’s defined benefit plans at December 31, the latest valuation date:

Pension Benefits (in thousands)	2014	2013
Change in benefit obligation:
Benefit obligation, beginning of year	$64,164	$66,501
Addition of Biddeford & Saco	—	4,076
Service cost	1,829	2,201
Interest cost	3,087	2,781
Actuarial loss (gain)	13,221	(8,154)
Benefits paid	(2,402)	(3,241)
Administrative expenses	(84)	—
Benefit obligation, end of year	$79,815	$64,164
Change in plan assets:
Fair value, beginning of year	$56,844	$45,406
Addition of Biddeford & Saco	—	2,984
Actual return on plan assets	3,851	9,075
Employer contributions	3,426	2,620
Benefits paid	(2,402)	(3,241)
Administrative expenses	(84)	—
Fair value, end of year	$61,635	$56,844
Funded Status	$(18,180)	$(7,320)
Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$—	$—
Current liability	—	—
Non-current liability	(18,180)	(7,320)
Net amount recognized	$(18,180)	$(7,320)

The accumulated benefit obligation for all defined benefit pension plans was approximately $69,985,000 and $56,179,000 at December 31, 2014 and 2013, respectively.

Weighted-average assumptions used to determine benefit obligations at December 31:	2014	2013
Discount rate	3.95%	4.90%
Rate of compensation increase	4.00%	3.50%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2014	2013	2012
Discount rate	4.90%	4.05%	4.60%
Expected long-term return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	3.50%	3.50%	3.50%

From December 31, 2007 through December 31, 2010, the Company based its discount rate assumption on a single rate on the Citigroup Pension Discount Curve that approximated present value of the plan’s payment streams.  Beginning with the year ended December 31, 2011, the Company began to use the Citigroup Above Median AA Pension Discount Curve under the assumption it would more closely replicate the yields of bonds if the Company were to pick individual issuances that matched estimated payment streams of the plans. The large decrease in the discount rate used to determine the benefit obligation from 2013 to 2014, coupled with the an updated mortality assumptions that were issued in 2014 had the affect of increasing the Company’s benefit obligation at December 31, 2014 as well as increasing the expected expense for 2015.

CONNECTICUT WATER SERVICE, INC.

The following table shows the components of periodic benefit costs:

Pension Benefits (in thousands)	2014	2013	2012
Components of net periodic benefit costs
Service cost	$1,829	$2,201	$2,020
Interest cost	3,087	2,781	2,570
Expected return on plan assets	(3,567)	(3,195)	(2,693)
Amortization of:
Net transition obligation	—	—	—
Prior service cost	73	74	74
Net loss	1,319	2,250	1,753
Net Periodic Pension Benefit Costs	$2,741	$4,111	$3,724

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset:

Pension Benefits (in thousands)	2014	2013
Change in net (gain) loss	$11,906	$(13,154)
Change in prior service cost	—	—
Amortization of transition obligation	—	—
Amortization of prior service cost	(73)	(74)
Amortization of net loss	(1,205)	(2,006)
Total recognized to Regulatory Asset	$10,628	$(15,234)

The following table shows the other changes in plan assets and benefit obligations recognized in other comprehensive income:

Pension Benefits (in thousands)	2014	2013
Change in net (gain) loss	$1,031	$1,002
Change in prior service cost	—	—
Amortization of transition obligation	—	—
Amortization of prior service cost	—	—
Amortization of net loss	(114)	(56)
Total recognized to Other Comprehensive Income	$917	$946

Amounts Recognized as a Regulatory Asset at December 31: (in thousands)	2014	2013
Transition obligation	$—	$—
Prior service cost	102	176
Net loss	13,611	2,909
Total Recognized as a Regulatory Asset	$13,713	$3,085

Amounts Recognized in Other Comprehensive Income at December 31: (in thousands)	2014	2013	2012
Transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net loss	2,401	1,484	538
Total Recognized in Other Comprehensive Income	$2,401	$1,484	$538

CONNECTICUT WATER SERVICE, INC.

Estimated Net Periodic Benefit Cost Amortizations for the periods January 1 - December 31,: (in thousands)	2015
Amortization of transition obligation	$—
Amortization of prior service cost	17
Amortization of net loss	2,755
Total Estimated Net Periodic Benefit Cost Amortizations	$2,772

Plan Assets
The Company’s pension plan weighted-average asset allocations at December 31, 2014 and 2013 by asset category were as follows:

	2014	2013
Equity	65%	65%
Fixed Income	35%	35%
Total	100%	100%

See Note 6 for discussion on how fair value is determined.  The fair values of the Company’s pension plan assets at December 31, 2014 were as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$429	$—	$—
Mutual Funds:
Fixed Income Funds (1)	21,330	—	—
Equity Funds (2)	39,876	—	—
Total	$61,635	$—	$—

The fair values of the Company’s pension plan assets at December 31, 2013 were as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$3,297	$—	$—
Mutual Funds:
Fixed Income Funds (1)	16,533	—	—
Equity Funds (2)	37,014	—	—
Total	$56,844	$—	$—

(1)	Mutual funds consisting primarily of fixed income securities.

(2)	Mutual funds consisting primarily of equity securities.

The Plan’s expected future benefit payments are:

(in thousands)
2015	$3,797
2016	3,866
2017	4,219
2018	4,284
2019	4,756
Years 2020 – 2024	25,683

CONNECTICUT WATER SERVICE, INC.

POST-RETIREMENT BENEFITS OTHER THAN PENSION (“PBOP”) – In addition to providing pension benefits, Connecticut Water and Maine Water, provide certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust.  Covered employees may become eligible for these benefits if they retire on or after age 55 with 10 years of service.  The contribution for calendar years 2014 and 2013 was $15,000 and $9,000, respectively.

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

Another subsidiary company, Barnstable Holding, also provides certain health care benefits to eligible retired employees. Employees of The Barnstable Water Company, a former subsidiary of the Company, became eligible for these benefits if they retired on or after age 65 with at least 15 years of service.  Post-65 medical coverage is provided for retired employees up to a maximum coverage of $500 per quarter. Barnstable Water’s PBOP currently is not funded.  Barnstable Water no longer has any employees; therefore, no new participants will be entering Barnstable Water’s PBOP.  The tables below do not include Barnstable Water’s PBOP.  Barnstable Water’s PBOP had a Benefit Obligation of $58,000 and $52,000 at December 31, 2014 and 2013, respectively.  Additionally, this plan did not hold any assets as of December 31, 2014 and 2013.  Barnstable Water’s PBOP’s net periodic benefit costs were less than $1,000 in 2014 and 2013.

The following tables set forth the benefit obligation and fair value of the assets of Connecticut Water and Maine Water’s post-retirement health care benefits at December 31, the latest valuation date:

PBOP Benefits (in thousands)	2014	2013
Change in benefit obligation:
Benefit obligation, beginning of year	$13,257	$13,322
Service cost	494	674
Interest cost	625	505
Plan participant contributions	123	107
Actuarial (gain)	1,379	(821)
Benefits paid	(345)	(530)
Benefit obligation, end of year	$15,533	$13,257
Change in plan assets:
Fair value, beginning of year	$8,064	$7,133
Actual return on plan assets	572	1,345
Employer contributions	15	9
Plan participant contributions	123	107
Benefits paid	(345)	(530)
Fair value, end of year	$8,429	$8,064
Funded Status	$(7,104)	$(5,193)
Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$—	$—
Current liability	—	—
Non-current liability	(7,104)	(5,193)
Net amount recognized	$(7,104)	$(5,193)

CONNECTICUT WATER SERVICE, INC.

Weighted-average assumptions used to determine benefit obligations at December 31:	2014	2013
Discount rate	3.80%	4.80%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2014	2013	2012
Discount rate	4.80%	3.80%	4.40%
Expected long-term return on plan assets	4.50%	4.50%	4.50%

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

The following table shows the components of periodic benefit costs:

PBOP Benefits (in thousands)	2014	2013	2012
Components of net periodic benefit costs
Service cost	$494	$674	$548
Interest cost	625	505	538
Expected return on plan assets	(305)	(290)	(269)
Other	225	225	225
Amortization of:
Prior service credit	(806)	(806)	(806)
Recognized net loss	344	433	615
Net Periodic Post Retirement Benefit Costs	$577	$741	$851

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset:

PBOP Benefits (in thousands)	2014	2013
Change in net loss (gain)	$1,112	$(1,876)
Change in transition credit	—	—
Amortization of transition obligation	—	—
Amortization of prior service credit	806	806
Amortization of net loss	(344)	(433)
Other regulatory amortization	(236)	(236)
Total recognized to Regulatory Asset	$1,338	$(1,739)

Amounts Recognized as a Regulatory Asset at December 31: (in thousands)	2014	2013
Transition obligation	$—	$—
Prior service credit	(1,153)	(1,960)
Net loss	3,050	2,281
Other regulatory asset	729	967
Total Recognized as a Regulatory Asset	$2,626	$1,288

The “Other regulatory amortization” and “Other regulatory asset” shown above refers to costs whose recovery was authorized by the PURA and MPUC with the adoption of Statement of Financial Accounting Standard 106, “Employers’ Accounting for Post-Retirement Benefits Other than Pension.” There were no other changes in plan assets and benefit obligations recognized as a regulatory asset.

CONNECTICUT WATER SERVICE, INC.

Estimated Benefit Cost Amortizations for the periods January 1 - December 31,: (in thousands)	2015
Amortization of transition obligation	$—
Amortization of prior service credit	(571)
Amortization of net loss	444
Total Estimated Net Periodic Benefit Cost Amortizations	$(127)

Assumed health care cost trend rates at December 31:	2014		2013
	Medical	Dental	Medical	Dental
Health care cost trend rate assumed for next year (1)	9.0%	9.0%	9.5%	9.5%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2023	2023	2023	2023

(1) – Zero percent trend rate from 2013 to 2014.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects on Connecticut Water and Maine Water’s plan and would have no impact on the Barnstable Water plan:

(in thousands)	1 Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$85	$(75)
Effect on post-retirement benefit obligation	$1,038	$(918)

Plan Assets
Connecticut Water and Maine Water’s other post-retirement benefit plan weighted-average asset allocations at December 31, 2014 and 2013 by asset category were as follows:

	2014	2013
Equity	71%	69%
Fixed Income	29%	31%
Total	100%	100%

See Note 6 for discussion on how fair value is determined.  The fair value of the Company’s PBOP assets at December 31, 2014 were as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market	$62	$—	$—
Mutual Funds:
Fixed Income Funds (1)	2,378	—	—
Equity Funds (2)	5,989	—	—
Total	$8,429	$—	$—

CONNECTICUT WATER SERVICE, INC.

The fair value of the Company’s PBOP assets at December 31, 2013 were as follows:

(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market	$229	$—	$—
Mutual Funds:
Fixed Income Funds (1)	2,299	—	—
Equity Funds (2)	5,536	—	—
Total	$8,064	$—	$—

(1)	Mutual funds consisting primarily of fixed income securities.

(2)	Mutual funds consisting primarily of equity securities.

Cash Flows
The Company contributed $15,000 to its other post-retirement benefit plan in 2014 for plan year 2014.  The Company does not expect to make a contribution in 2015 for plan year 2015.

Expected future benefit payments are:

(in thousands)
2015	$444
2016	514
2017	600
2018	670
2019	744
Years 2019 – 2023	4,956

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (“SERP”) – The Company and certain of its subsidiaries provide additional pension benefits to senior management through supplemental executive retirement contracts.  At December 31, 2014 and 2013, the actuarial present values of the projected benefit obligation of these contracts were $8,235,000 and $5,970,000, respectively.  Expense associated with these contracts was approximately $899,000 for 2014, $811,000 for 2013, and $634,000 for 2012 and is reflected in Other Income (Deductions) in the Statements of Income.

Included in Other Property and Investments at December 31, 2014 and 2013 is $4,933,000 and $4,433,000 of investments purchased by the Company to fund these obligations, primarily consisting of life insurance contracts.  The remaining assets are carried at fair value and are considered Level 1 within the fair value hierarchy as outlined under FASB ASC 820 and are included in the table shown in Note 6.

SAVINGS PLAN (“401(k)”) – The Company and certain of its subsidiaries maintain an employee savings plan which allows participants to contribute from 1% to 50% of pre-tax compensation plus for those aged 50 years and older, catch-up contributions as allowed by law.  Effective January 1, 2009, the Company changed its 401(k) plan to meet the requirements of a special IRS safe harbor.  Under the provisions of this safe harbor plan, the Company will make an automatic contribution of 3% of compensation for all eligible employees, even if employees do not make their own contributions.  For employees hired after January 1, 2009 and ineligible to participate in the Company’s pension plan, the Company will contribute an additional 1.5% of compensation.  Prior to January 1, 2009, the Company matched 50 cents for each dollar contributed by the employee up to 4% of the employee’s compensation.  The savings plan was amended by the Board of Directors effective January 1, 2012 to admit eligible Maine Water employees and effective January 1, 2014 to admit eligible employees who were previously employed by BSWC. The Company contribution charged to expense in 2014, 2013, and 2012 was $583,000, $509,000, and $485,000, respectively.

NOTE 13: STOCK BASED COMPENSATION PLANS

The Company follows FASB ASC 718, “Compensation – Stock Compensation” (“FASB ASC 718”) to account for all share-based payments to employees.

CONNECTICUT WATER SERVICE, INC.

For purposes of calculating the fair value of each option at the date of grant, the Company used the Black Scholes Option Pricing model.  For other share based awards, the Company uses the market price the day before the stock grant to value awards. The Company has not issued any stock options since 2003, and does not anticipate issuing any for the foreseeable future.

The Company’s 2014 Performance Stock Program (“2014 PSP”), approved by shareholders in 2014, authorizes the issuance of up to 450,000 shares of Company Common Stock.  As of December 31, 2014, there were 450,000 shares available for grant and payment of dividend equivalents on shares previously awarded under the 2014 PSP. There are five forms of awards available under the 2014 PSP: Restricted Stock, Performance Shares, Cash Units, Stock Appreciation Rights and Other Awards.

The Company’s 2004 Performance Stock Program (“2004 PSP”), approved by shareholders in 2004, authorized the issuance of up to 700,000 shares of Company Common Stock.  As of December 31, 2014, there were 281,613 shares available for payment of dividend equivalents on shares previously awarded under the 2004 PSP.

Under the original Plan (“1994 PSP”) there were 700,000 shares authorized for issuance and 219,115 shares available for payment of dividend equivalents on shares previously awarded under the 1994 PSP as performance shares at December 31, 2014.

Under the 2014 PSP, restricted shares of Common Stock, common stock equivalents or cash units may be awarded annually to officers and key employees.  Based upon the occurrence of certain events, including the achievement of goals established by the Compensation Committee, the restrictions on the stock can be removed. Amounts charged to expense on account of restricted shares of Common Stock, common stock equivalents or cash units pursuant to the 2014 PSP, 2004 PSP and 1994 PSP were $1,957,000, $2,296,000, and $1,544,000, for 2014, 2013, and 2012, respectively.

STOCK OPTIONS – The Company determined the fair value of each stock grant at the date of grant by using the Black Scholes Option Pricing model. Options began to become exercisable one year from the date of grant. Vesting periods ranged from one to five years. The maximum term ranged from five to ten years.

No stock options were awarded or issued during 2014, 2013, and 2012. As of December 31, 2014, the Company no longer has any outstanding stock options.

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding, beginning of year	7,744	$29.05	30,979	$27.63
Forfeited	—	—	—	—
Exercised	(7,744)	29.05	(23,235)	27.16
Outstanding, end of year	—	$—	7,744	$29.05
Exercisable, end of year	—	$—	7,744	$29.05

RESTRICTED STOCK AND COMMON STOCK EQUIVALENTS – Prior to May 2014, the Company granted restricted shares of Common Stock and Performance Shares to key members of management under the 2004 PSP.  All grants made after May 2014 are being made under the 2014 PSP. These Common Stock share awards provide the grantee with the dividend rights of a shareholder, but not the right to sell or otherwise transfer the shares during the restriction period.  Restricted shares also have the voting rights of a shareholder, while the Performance Shares do not. The value of these restricted shares is based on the market price of the Company’s Common Stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

CONNECTICUT WATER SERVICE, INC.

RESTRICTED STOCK AND COMMON STOCK EQUIVALENTS (Performance-Based) – The following tables summarize the performance-based restricted stock amounts and activity for the years ended December 31, 2014 and 2013:

	2014		2013
	Number of Shares	Grant Date Weighted Average Fair Value	Number of Shares	Grant Date Weighted Average Fair Value
Non-vested at beginning of year	46,479	$29.43	42,177	$28.34
Granted	24,973	34.70	28,198	29.76
Vested	(28,184)	29.07	(23,756)	27.88
Forfeited	(2,299)	34.00	(140)	29.22
Non-vested at end of year	40,969	$32.63	46,479	$29.43

Total stock based compensation recorded in the Consolidated Statements of Income related to performance-based restricted stock awards was $1,957,000, $2,296,000, and $1,544,000 for the year ended December 31, 2014, 2013, and 2012, respectively.

Upon meeting specific performance targets, approximately 25,000 shares, reduced for actual performance targets achieved in 2014, will begin vesting in the first quarter of 2015 and the remaining earned shares will vest over two years.  The cost is being recognized ratably over the vesting period.  The aggregate intrinsic value of performance-based restricted stock as of December 31, 2014 was $1,160,000.

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

CONNECTICUT WATER SERVICE, INC.

Financial data for reportable segments is as follows:

(in thousands)	Revenues	Depreciation	Other Operating Expenses	Other Income (Deductions)	Interest Expense (net of AFUDC)	Income Taxes	Net Income (Loss)
For the year ended December 31, 2014
Water Activities	$95,516	$11,784	$53,614	$(1,096)	$5,997	$3,227	$19,798
Real Estate Transactions	243	—	161	—	—	32	50
Services and Rentals	5,784	5	3,340	—	—	968	1,471
Total	$101,543	$11,789	$57,115	$(1,096)	$5,997	$4,227	$21,319
For the year ended December 31, 2013
Water Activities	$93,000	$10,792	$52,878	$(661)	$5,764	$6,112	$16,793
Real Estate Transactions	95	—	103	—	—	(1)	(7)
Services and Rentals	5,862	4	3,405	—	(12)	982	1,483
Total	$98,957	$10,796	$56,386	$(661)	$5,752	$7,093	$18,269
For the year ended December 31, 2012
Water Activities	$85,325	$9,782	$48,153	$(1,760)	$8,343	$6,022	$11,265
Real Estate Transactions	1,450	—	119	—	—	380	951
Services and Rentals	5,786	7	3,439	—	(13)	929	1,424
Total	$92,561	$9,789	$51,711	$(1,760)	$8,330	$7,331	$13,640

The Revenues shown in Water Activities above consist of revenues from water customers of $94,020,000, $91,481,000 and $83,838,000 in the years 2014, 2013, and 2012, respectively.  Additionally, there were revenues associated with utility plant leased to others of $1,496,000, $1,519,000 and $1,487,000 in the years 2014, 2013, and 2012, respectively which are reflected in Other Utility Income, Net of Taxes on the Consolidated Statements of Income. The revenues from water customers for the the years ended December 31, 2014 and 2013 include $3,700,000 and $3,298,000 in additional revenues related to the implementation of the WRA, respectively. A PURA order that became effective in January of 2014 changed the methodology for calculating the WRA by requiring that only revenues for services that have already been billed be considered in determining the WRA. There were no revenues associated with the WRA in the year ended December 31, 2012.

The table below shows assets by segment:

At December 31 (in thousands):	2014	2013
Total Plant and Other Investments:
Water	$514,606	$478,560
Non-Water	605	704
Total Plant and Other Investments	515,211	479,264
Other Assets:
Water	152,929	136,246
Non-Water	3,049	15,301
Total Other Assets	155,978	151,547
Total Assets	$671,189	$630,811

CONNECTICUT WATER SERVICE, INC.

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

Effective December 10, 2012, the Company completed the acquisition of the Biddeford & Saco Water Company (“BSWC”). Shareholders of BSWC common stock exchanged all outstanding shares for 380,254 shares of Connecticut Water Service, Inc. in a transaction valued at approximately $12.0 million, based on the closing price of the Company's common stock on the acquisition date. BSWC is a public water utility regulated by the MPUC that serves approximately 15,000 customers in 4 communities in the State of Maine. The Company accounted for the acquisition in accordance with FASB ASC 805, including the purchase price allocation. Effective January 1, 2014, BSWC was merged with and into Maine Water.

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

CONNECTICUT WATER SERVICE, INC.

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

The following unaudited pro forma summary for the year ended December 31, 2012 presents information as if BSWC had been acquired on January 1, 2012 and assumes that there were no other changes in our operations.  The following pro forma information does not necessarily reflect the actual results that would have occurred had the Company operated the businesses since January 1, 2012, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

2012
Operating Revenues	$87,931
Other Water Activities Revenues	1,487
Real Estate Revenues	1,450
Service and Rentals Revenues	5,914
Total Revenues	$96,782

Net Income	$13,801

Basic Earnings per Average Share Outstanding	$1.57
Diluted Earnings per Average Share Outstanding	$1.55

Additionally, in February 2012, The Connecticut Water Company acquired a small water system in Hebron, Connecticut for $130,000.  The water system serves three multi-unit apartment buildings.

NOTE 16:  COMMITMENTS AND CONTINGENCIES

Water Supply – Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of fifty years upon becoming effective. Connecticut Water will pay RWA $75,000 per year, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement. Connecticut Water has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water agrees to purchase 283 million gallons of water annually from MDC. Connecticut Water has an agreement with Avon Water (“Avon”) to purchase twelve million gallons per year from Avon. The agreement became effective on October 3, 2008 and has a term of 10 years. Connecticut Water has a 99 year lease with 19 Perry Street to obtain well water for its public water supply system. The agreement became effective in 1975 and is based on current water rates in effect each year. There is no limitation on the amount of water that can be withdrawn from the leased property. Maine Water has an agreement with the Kenebec Water District for potable water service. The agreement became effective November 7, 2010 and has a term of 5 years. Maine Water guarantees a minimum consumption of 63.5 million gallons of water annually. Water sales to Maine Water are billed at a flat rate per gallon plus the monthly minimum tariff rate for a 4-inch metered service. Maine Water expects to renew this agreement during 2015, however, it is unknown what terms any renewal will contain. During 2014, the Company spent $1,276,000 on these agreements.

Security – Investment in security-related, including “cyber security”, improvements is a continuing process and management believes that the costs associated with any such improvements will be eligible for recovery in future rate proceedings.

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

Reviews by Taxing Authorities – On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed beginning in the fourth quarter of 2013. The Company is also aware that certain of its peers have been challenged on certain tax credits associated with the fixed capital investment and this is the focus of the State’s review. While the Company firmly believes that all fixed capital investment credits were appropriate and conservatively measured, the preliminary audit findings indicate certain fixed capital investment credits claimed in prior years will ultimately be disallowed. Therefore, as required by FASB ASC 740, during the year ended December 31, 2013, the Company recorded a provision of $2.0 million, or 100% of the credits recorded for transmission and distribution projects that will be subject to disallowance. No additional provision was recorded during the year ended December 31, 2014.

On the 2012 tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the Internal Revenue Services’ temporary tangible property regulations. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the Internal Revenue Service that its Federal tax filing for the 2012 tax year would be reviewed. This review, which is still ongoing, began in the first quarter of 2014. While the Company believes that the deduction taken on its tax return is appropriate, the methodology for determining the deduction could be challenged by the taxing authorities. Therefore, as required by FASB ASC 740, during the year ended December 31, 2014, the Company recorded a provision of $2.8 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $2.6 million in the prior year for a cumulative total of $5.4 million.

The Company remains subject to examination by federal authorities for the 2011 through 2013 tax years, and the state authorities for the 2009 through 2013 tax years.

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

Rate Relief – Connecticut Water and Maine Water are regulated public utilities, which provide water services to their customers.  The rates that regulated companies charge their water customers are subject to the jurisdiction of the regulatory authority of the PURA in Connecticut and the MPUC in Maine.  Connecticut Water’s allowed rate of return on equity and return on rate base are currently 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2014 were 9.50% and 7.96%, respectively.

In 2007, the State of Connecticut adopted legislation which permits regulated water companies to recapture money spent on eligible infrastructure improvements without a full rate case proceeding.  The PURA may authorize regulated water companies to use a rate adjustment mechanism, such as a Water Infrastructure and Conservation Adjustment (“WICA”), for eligible projects completed and in service for the benefit of the customers.  Regulated water companies may only charge customers such an adjustment to the extent allowed by the PURA based on a water company’s infrastructure assessment report, as approved by the PURA and upon semiannual filings which reflect plant additions consistent with such report. Similarly, during 2013, the Maine Legislature has enacted a law that will allow Maine Water for expedited recovery of investments in water systems infrastructure replacement, both treatment and distribution, through a Water Infrastructure Charge (“WISC”), similar to WICA in Connecticut. Maine Water’s first WISC surcharge has been approved and became effective as of February 1, 2014.

Land Dispositions – The Company and its subsidiaries own additional parcels of land in Connecticut and Maine, which may be suitable in the future for disposition or for further protection through conservation easements, through sale or by donation to municipalities, other local governments or private charitable entities such as local land trusts.  In Connecticut, these additional parcels would include certain Class I and II parcels previously identified for long term conservation by the Connecticut Department of Energy and Environmental Protection (“DEEP”), which have restrictions on development and resale based on

CONNECTICUT WATER SERVICE, INC.

provisions of the Connecticut General Statutes.  In Maine, these parcels include primarily company-owned land used for water supply protection, and a permanent conservation easement may be appropriate for some parcels to ensure the permanent protection of the watersheds, while balancing the appropriate community and recreational use of the land.

Capital Expenditures – The Company has received approval from its Board of Directors to spend $55.1 million on capital expenditures in 2015, in part to fund improvements to water treatment plants and increased spending related to infrastructure improvements.

NOTE 17:  QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data for the years ended December 31, 2014 and 2013 appears below (in thousands, except for per share data):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2014	2013	2014	2013	2014	2013	2014	2013
Operating Revenues	$20,260	$19,729	$25,459	$22,545	$27,554	$27,632	$20,747	$21,575
Total Utility Operating Income	4,089	3,565	8,479	5,438	9,682	10,249	3,747	3,597
Net Income	2,986	2,613	7,490	4,310	8,448	9,442	2,395	1,904
Basic Earnings per Common Share	0.27	0.24	0.69	0.40	0.78	0.87	0.21	0.17
Diluted Earnings per Common Share	0.27	0.24	0.67	0.39	0.76	0.86	0.21	0.17

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated May 11, 1998 (Exhibit 3.1 to Form 10-K for year ended 12/31/98).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 27, 1998 (Exhibit 3 to Form 8-K filed September 25, 1998).
3.3*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001.
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended 3/31/03).
3.5	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).
3.6	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 16, 2007. (Exhibit 3.1 to Form 8-K filed on August 21, 2007).
4.1	Bond Purchase Agreement dated as of March 12, 2004, among The Connecticut Water Company and A.G. Edwards & Sons, Inc. (Exhibit 4.18 to Form 10-Q for the quarter ended 3/31/04).
4.2	Indenture of Trust, dated as of March 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee. (Exhibit 4.19 to Form 10-Q for the quarter ended 3/31/04).
4.3	Reimbursement and Credit Agreement, dated as of March 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island. (Exhibit 4.20 to Form 10-Q for the quarter ended 3/31/04).
4.4	Letter of Credit issued by Citizen’s Bank of Rhode Island, dated as of March 4, 2004. (Exhibit 4.21 to Form 10-Q for the quarter ended 3/31/04).
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

4.28	Loan Agreement between CWC and the Authority, dated as of December 1, 2011. (Exhibit 4.46 to Form 10-K for the year ended December 31, 2011).
4.29	Indenture of Trust for the Bonds between the Authority and U.S. Bank National Association, as Trustee, dated as of December 1, 2011. (Exhibit 4.47 to Form 10-K for the year ended December 31, 2011).
10.1	Directors Deferred Compensation Plan, effective as of January 1, 1980, as amended as of January 1, 2008. (Exhibit 10.7 to Form 8-K filed on January 30, 2008).
10.2
Second Amendment and Restated Dividend Reinvestment and Common Stock Purchase Plan, as amended and restated as of August 22, 2014.  (Exhibit 4 to Form S-3, Registration Statement No. 333-198593, filed on September 5, 2014).

10.3	Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. (Exhibit 10.21 to Form 10-K for year ended 12/31/89).
10.4	2004 Performance Stock Program, as of April 23, 2004. (Appendix A to Proxy Statement dated 3/12/04).
10.5	First Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 7, 2004. (Exhibit 10.23f to Form 10-K for the year ended 12/31/05).
10.6	Second Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 1, 2008. (Exhibit 10.6 to Form 8-K filed on 1/30/08).
10.7	Connecticut Water Service, Inc. Performance Stock Program Incentive Stock Option Grant Form. (Exhibit 10.1 to Form 10-Q for the quarter ended 9/30/04).
10.8	Connecticut Water Service, Inc. Performance Stock Program Non-Qualified Stock Option Grant Form. (Exhibit 10.2 to Form 10-Q for the quarter ended 9/30/04).
10.9	Restricted Stock Agreement, standard form for officers, dated December 1, 2005 (Exhibit 10.1 to Form 8-K dated 1/13/06).
10.10	Long-Term Performance Award Agreement, standard form for officers, dated January 11, 2006 (Exhibit 10.2 to Form 8-K dated 1/13/06).
10.11	Performance Award Agreement, standard form for officers, dated January 11, 2006 (Exhibit 10.3 to Form 8-K dated 1/13/06).

10.12	Connecticut Water Service, Inc. 2014 Performance Stock Program (filed as Appendix A to Company’s definitive proxy statement (DEF 14A) filed on March 28, 2014).

10.13	Form of Restricted Share Award Agreement for non-employee Directors under the Company’s 2014 Performance Stock Program (Exhibit 10.1 to Form 8-K filed on 5/12/14).
10.14*	Form of Performance Unit Award Agreement (short-term vesting form) under the Company’s 2014 Performance Stock Program.
10.15*	Form of Performance Unit Award Agreement (long-term vesting form) under the Company’s 2014 Performance Stock Program.
10.16
Form of Amended Restated Employment Agreement with the Company’s executive officers (Exhibit 10.19 to Form 10-K for year ended December 31, 2008), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Eric W. Thornburg
d)  Maureen P. Westbrook

10.17	Form of Amended Restated Employment Agreement with the Company’s executive officers (Exhibit 10.20 to Form 10-K for year ended December 31, 2008), including: a) Kristen A. Johnson b) Nicholas A. Rinaldi
10.18
First Amendment to Amended and Restated Employment Agreement between the Company, The Connecticut Water Company and Kristen A. Johnson, dated March 8, 2013 (Exhibit 10.17 to Form 10-K for the year ended December 31, 2012).

10.19	First Amendment to Employment Agreement between the Company, the Maine Water Company and Judy E. Wallingford, dated March 8, 2013 (Exhibit 10.18 to Form 10-K for the year ended December 31, 2012).
10.20	Form of First Amendment to Amended and Restated Employment Agreement, is filed herewith (Messrs. Thornburg, Benoit and Bancroft, and Ms. Westbrook) (Exhibit 10.1 to Form 8-K filed on 4/3/14).
10.21	Form of Second Amendment to Employment Agreement, is filed herewith (Ms. Johnson and Ms. Wallingford) (Exhibit 10.2 to Form 8-K filed on 4/3/14).
10.22
Form of Amended and Restated Supplemental Executive Retirement Agreement with the Company’s executive officers (Exhibit 10.21 to Form 10-K for year ended December 31, 2008), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Kristen A. Johnson
d) Nicholas A. Rinaldi
e)  Eric W. Thornburg
f)  Maureen P. Westbrook

10.23
Form of Amended and Restated Deferred Compensation Agreement with the Company’s executive officers (effective January 1, 2011) (Exhibit 10.20 to Form 10-K for the year ended December 31, 2010), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Kristen A. Johnson
d)  Nicholas A. Rinaldi
e)  Eric W. Thornburg
f)  Maureen P. Westbrook

10.24	Deferred Compensation Agreement between The Connecticut Water Company and Eric W. Thornburg, dated December 30, 2011 (Exhibit 10.4 to Form 8-K filed on 1/3/12).
10.25
Form of amendment to Deferred Compensation Agreement, dated as of December 30, 2011, with the following Company officers (Exhibit 10.20b to Form 10-K for the year ended December 31, 2011):
a) David C. Benoit
b) Maureen P. Westbrook
c) Kristen A. Johnson

10.26	Deferred Compensation Agreement between The Connecticut Water Company and Eric W. Thornburg, dated December 30, 2011. (Exhibit 10.4 to Form 8-K filed on January 3, 2012)
10.27
Deferred Compensation Agreement between Connecticut Water Service, Inc. and Judy E. Wallingford, dated December 11, 2011, effective January 3, 2012. (Exhibit 20.d of the Form 10-K for the year ended December 31, 2011).

10.28	Employment agreement among the Company, The Connecticut Water Company and Craig J. Patla, dated April 1, 2014 (Exhibit 10.2 to Form 10-Q filed on 5/8/14).
10.29	Deferred compensation agreement among the Company, The Connecticut Water Company and Craig J. Patla, dated April 1, 2014 (Exhibit 10.3 to Form 10-Q filed on 5/8/14).
10.30
Severance Agreement and General Release, dated March 20, 2014, between Terrance P. O’Neill and Connecticut Water Service, Inc. and The Connecticut Water Company (filed as Exhibit 10.1 to Form 10-Q filed on 5/8/14).

10.31	Master Loan Agreement and Promissory Note between Connecticut Water Service, Inc. and CoBank, ACB, dated June 29, 2009. (Exhibit 10.1 to Form 8-K filed on July 2, 2009)
10.32	First Amendment to Promissory Note and Supplement, dated July 26, 2011, between Connecticut Water Service, Inc. and CoBank ACB (Exhibit 10.1 to Form 8-K filed on July, 29 2011).
10.33	Amendment to the Master Loan Agreement between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.1 to Form 8-K filed on January, 3 2012).
10.34	Promissory Note and Single Advance Term Loan Supplement (Loan 1) between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.2 to Form 8-K filed on January 3, 2012).
10.35	Promissory Note and Single Advance Term Loan Supplement (Loan 2) between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.3 to Form 8-K filed on January 3, 2012).
10.36	Amended and Restated Promissory Note and Supplement, by and between the Company and CoBank, ACB, dated August 6, 2014 (filed as Exhibit 10.2 to Form 10-Q filed on 8/8/14).
10.37	Line of credit agreement dated August 12, 2009 between RBS Citizens, National Association and Connecticut Water Service, Inc. (Exhibit 10.2 to Form 10-Q for the quarter ending September 30, 2009)
10.38	Letter Amendment dated May 5, 2010 between RBS Citizens, National Association and Connecticut Water Service, Inc. (Exhibit 10.2 to Form 10-Q filed on 5/7/10).
10.39	Second Amendment to RBS Citizens Line of Credit Agreement, dated June 1, 2011. (Exhibit 10.22 of the Form 10-K for the year ended December 31, 2011)
10.40
Third Amendment to 2009 Promissory Note and Supplement, between Connecticut Water Service, Inc. and CoBank, dated September 4, 2012 (Exhibit 10.1 to current report on Form 8-K filed on Sept. 10, 2012).

10.41
First Amendment to 2012 Promissory Note and Supplement, between Connecticut Water Service, Inc. and CoBank, ACB, dated September 4, 2012 (Exhibit 10.2 to current report on Form 8-K filed on Sept. 10, 2012

10.42	Letter Agreement between Connecticut Water Service, Inc. and RBS Citizens, National Association, dated October 12, 2012 (Exhibit 10.1 to current report on Form 8-K dated Oct. 18, 2012).
10.43	Third Allonge to Demand Promissory Note, dated October 12, 2012 (Exhibit 10.2 to current report on Form 8-K dated Oct. 18, 2012).
10.44	Master Loan Agreement between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.1 to current report on Form 8-K filed on Nov. 2, 2012).
10.45	Promissory Note and Single Advance Term Loan Supplement (Loan 1) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.2 to Form 8-K filed on Nov. 2, 2012).
10.46	Promissory Note and Single Advance Term Loan Supplement (Loan 2) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.3 to Form 8-K filed on Nov. 2, 2012).
10.47	Promissory Note and Single Advance Term Loan Supplement (Loan 3) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.4 to Form 8-K filed on Nov. 2, 2012).
10.48	Promissory Note and Single Advance Term Loan Supplement (Loan 4) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.5 to Form 8-K filed on Nov. 2, 2012).
10.49	Guarantee of Payment (Limited) by Connecticut Water Service, Inc., dated October 29, 2012 (Exhibit 10.6 to Form 8-K filed on Nov. 2, 2012).
10.50
Amended and Restated Master Loan Agreement between the Maine Water Company and CoBank, ACB, dated December 1, 2012 and entered into on December 7, 2012 (Exhibit 10.1 to Form 8-K filed on Dec. 7, 2012).

10.51	Amendment to Amended and Restated Master Loan Agreement by and between the Maine Water Company and CoBank, ACB, dated as of December 22, 2014 (filed as Exhibit 10.2 to Form 8-K filed on 12/30/14).
10.52	Promissory Note and Single Advance Term Loan Supplement between the Maine Water Company and CoBank, ACB, dated as of December 22, 2014 (filed as Exhibit 10.3 to Form 8-K filed on 12/30/14).
10.53
Promissory Note and Single Advance Term Loan Supplement between the Maine Water Company and CoBank, ACB, dated December 1, 2012 and entered into on December 7, 2012 (Exhibit 10.2 to Form 8-K filed on Dec. 7, 2012).

10.54	Promissory Note and Single Advance Term Loan Supplement between The Connecticut Water Company and CoBank, ACB, dated March 5, 2013, is filed herewith (Exhibit 10.1 to Form 8-K filed on March 6, 2013).
10.55	Amendment to Guarantee of Payment (Limited) by Connecticut Water Service, Inc., dated March 5, 2013(Exhibit 10.2 to Form 8-K filed on March 6, 2013).
10.56	Loan Agreement by and between The Maine Water Company and Maine Municipal Bond Bank dated June 3, 2013 (Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2013).
10.57	Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit-Sharing Plan, effective as of January 1, 2014 (Exhibit 10.36 to Form 10-K for the year ended December 31, 2013).

10.58
Settlement Agreement between and among The Connecticut Water Company, Office of Consumer Counsel and the Attorney General for the State of Connecticut, dated June 28, 2013 (Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2013).

16.1	Letter of PricewaterhouseCoopers, LLP, dated March 18, 2013 (incorporated by reference from Exhibit 16 to the Company’s current report on Form 8-K filed on March 18, 2013).
16.2	Letter From ParenteBeard LLC to the Securities and Exchange Commission, dated October 2, 2014 (filed as Exhibit 16.1 to Form 8-K filed on 10/2/14).
21*	Connecticut Water Service, Inc. Subsidiaries Listing.
23.1*	Consent of Baker Tilly Virchow Krause, LLP, the Company’s current Independent Registered Public Accounting Firm.
23.2*	Consent of PricewaterhouseCoopers LLP, the Company’s former Independent Registered Public Accounting Firm.
24.1*	Power of Attorney of the directors of Connecticut Water Service, Inc.
31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.
31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.
32.1**	Certification of Eric W. Thornburg, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
Note:	Exhibits 10.1 through 10.3, 10.5 through 10.34, and 10.61 set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

* = filed herewith
** = furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTICUT WATER SERVICE, INC. Registrant
March 16, 2015	By /s/ Eric W. Thornburg Eric W. Thornburg Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Connecticut Water Service, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric W. Thornburg Eric W. Thornburg	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 16, 2015
/s/ David C. Benoit David C. Benoit	Senior Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2015
/s/ Nicholas A. Rinaldi Nicholas A. Rinaldi	Controller (Principal Accounting Officer)	March 16, 2015

Signature	Title	Date
/s/ Mary Ann Hanley* Mary Ann Hanley	Director	March 16, 2015
/s/ Heather Hunt* Heather Hunt	Director	March 16, 2015
/s/ Richard H. Forde* Richard H. Forde	Director	March 16, 2015
/s/ Arthur C. Reeds* Arthur C. Reeds	Director	March 16, 2015
/s/ Lisa J. Thibdaue* Lisa J. Thibdaue	Director	March 16, 2015
/s/ Carol P. Wallace* Carol P. Wallace	Director	March 16, 2015
/s/ Judith E. Wallingford* Judith E. Wallingford	Director	March 16, 2015

* By /s/ David C. Benoit David C. Benoit Attorney-in-fact

CONNECTICUT WATER SERVICE, INC. and SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance Beginning of Year	Beginning Balance Adjustments (1)	Additions Charged to Income	Deductions From Reserves(2)	Balance End of Year
Allowance for Uncollectible Accounts
Year Ended December 31, 2014	$1,127	$—	$549	$474	$1,202
Year Ended December 31, 2013	$1,058	$—	$533	$464	$1,127
Year Ended December 31, 2012	$1,088	$187	$315	$532	$1,058

(1) Includes beginning balances of Maine Water Company and BSWC of $32 and $155, respectively.
(2) Amounts charged off as uncollectible after deducting recoveries.