Form 10-Q
period 2015-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2015-05-06
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015 or

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
11,152,145
Number of shares of common stock outstanding, May 1, 2015
(Includes 198,969 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
March 31, 2015

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	March 31, 2015	December 31, 2014
Utility Plant	$688,444	$685,654
Construction Work in Progress	10,740	9,304
	699,184	694,958
Accumulated Provision for Depreciation	(191,282)	(188,019)
Net Utility Plant	507,902	506,939
Other Property and Investments	8,639	8,271
Cash and Cash Equivalents	2,344	2,475
Accounts Receivable (Less Allowance, 2015 - $1,172; 2014 - $1,202)	11,424	11,971
Accrued Unbilled Revenues	7,362	8,283
Materials and Supplies, at Average Cost	1,496	1,486
Prepayments and Other Current Assets	13,526	11,953
Total Current Assets	36,152	36,168
Restricted Cash	1,864	—
Unamortized Debt Issuance Expense	6,162	6,292
Unrecovered Income Taxes - Regulatory Asset	58,863	57,331
Pension Benefits - Regulatory Asset	13,061	13,713
Post-Retirement Benefits Other Than Pension - Regulatory Asset	2,598	2,626
Goodwill	31,685	31,685
Deferred Charges and Other Costs	6,956	8,164
Total Regulatory and Other Long-Term Assets	121,189	119,811
Total Assets	$673,882	$671,189
CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2015 - 11,151,193; 2014 - 11,124,630	$142,163	$141,684
Retained Earnings	69,595	69,370
Accumulated Other Comprehensive (Loss)	(1,492)	(1,603)
Common Stockholders’ Equity	210,266	209,451
Preferred Stock	772	772
Long-Term Debt	177,689	176,601
Total Capitalization	388,727	386,824
Current Portion of Long-Term Debt	2,464	2,457
Interim Bank Loans Payable	5,422	1,991
Accounts Payable and Accrued Expenses	7,222	10,019
Accrued Interest	1,474	693
Current Portion of Refund to Customers - Regulatory Liability	6,179	6,079
Other Current Liabilities	2,321	2,383
Total Current Liabilities	25,082	23,622
Advances for Construction	25,854	26,718
Deferred Federal and State Income Taxes	52,003	53,322
Unfunded Future Income Taxes	58,451	56,919
Long-Term Compensation Arrangements	36,451	35,748
Unamortized Investment Tax Credits	1,320	1,339
Refund to Customers - Regulatory Liability	—	1,550
Other Long-Term Liabilities	769	776
Total Long-Term Liabilities	174,848	176,372
Contributions in Aid of Construction	85,225	84,371
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$673,882	$671,189

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
(In thousands, except per share amounts)

	2015	2014
Operating Revenues	$20,030	$20,260
Operating Expenses
Operation and Maintenance	11,324	10,667
Depreciation	3,136	2,808
Income Tax (Benefit) Expense	(941)	494
Taxes Other Than Income Taxes	2,346	2,387
Total Operating Expenses	15,865	16,356
Net Operating Revenues	4,165	3,904
Other Utility Income, Net of Taxes	155	185
Total Utility Operating Income	4,320	4,089
Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	369	433
Allowance for Funds Used During Construction	90	98
Other	(7)	18
Total Other Income, Net of Taxes	452	549
Interest and Debt Expense
Interest on Long-Term Debt	1,774	1,751
Other Interest (Income) Charges, Net	(132)	(158)
Amortization of Debt Expense and Premium, Net	27	59
Total Interest and Debt Expense	1,669	1,652
Net Income	3,103	2,986
Preferred Stock Dividend Requirement	9	9
Net Income Applicable to Common Stock	$3,094	$2,977
Weighted Average Common Shares Outstanding:
Basic	10,924	10,869
Diluted	11,144	11,061
Earnings Per Common Share:
Basic	$0.28	$0.27
Diluted	$0.28	$0.27
Dividends Per Common Share	$0.2575	$0.2475

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014
Net Income	$3,103	$2,986
Other Comprehensive Income/(Loss), net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax expense of $37 and $13 in 2015 and 2014	97	61
Unrealized gain (loss) on investments, net of tax (expense) benefit of $(9) and $2 in 2015 and 2014	14	(3)
Other Comprehensive Income, net of tax	111	58
Comprehensive Income	$3,214	$3,044

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
(In thousands, except per share amounts)

	2015	2014
Balance at Beginning of Period	$69,370	$59,277
Net Income	3,103	2,986
	72,473	62,263
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	6	6
Common Stock - 2015 $0.2575 per share; 2014 $0.2475 per share	2,869	2,735
	2,878	2,744
Balance at End of Period	$69,595	$59,519

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014
Operating Activities:
Net Income	$3,103	$2,986
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by
Operating Activities:
Deferred Revenues	249	(47)
Provision for Deferred Income Taxes and Investment Tax Credits, Net	(1,366)	226
Allowance for Funds Used During Construction	(90)	(98)
Depreciation and Amortization (including $220 and $291 in 2015 and 2014, respectively, charged to other accounts)	3,356	3,099
Change in Assets and Liabilities:
Decrease in Accounts Receivable and Accrued Unbilled Revenues	1,468	1,506
Increase in Prepaid Income Taxes and Prepayments and Other Current Assets	(1,557)	(1,498)
Decrease in Other Non-Current Items	632	715
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	292	(1,933)
Total Adjustments	2,984	1,970
Net Cash and Cash Equivalents Provided by Operating Activities	6,087	4,956
Investing Activities:
Net Additions to Utility Plant Used in Continuing Operations	(6,523)	(6,402)
Release of Restricted Cash	—	1,165
Net Cash and Cash Equivalents Used in Investing Activities	(6,523)	(5,237)
Financing Activities:
Proceeds from Interim Bank Loans	5,422	—
Repayment of Interim Bank Loans	(1,991)	—
Costs to Issue Long-Term Debt and Common Stock	(5)	—
Proceeds from Issuance of Common Stock	366	419
Repayment of Long-Term Debt Including Current Portion	(661)	(554)
Advances from Others for Construction	52	64
Cash Dividends Paid	(2,878)	(2,744)
Net Cash and Cash Equivalents Provided by (Used in) Financing Activities	305	(2,815)
Net Decrease in Cash and Cash Equivalents	(131)	(3,096)
Cash and Cash Equivalents at Beginning of Period	2,475	18,371
Cash and Cash Equivalents at End of Period	$2,344	$15,275
Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$8	$247
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$931	$969
State and Federal Income Taxes	$130	$75

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. (the “Company”) and its wholly-owned subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Company’s primary operating subsidiaries are: The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”). The Biddeford & Saco Water Company (“BSWC”) was merged with and into Maine Water, with Maine Water remaining as the surviving entity, effective January 1, 2014. The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2014 (the “10-K”).

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

Regulatory Matters

The rates we charge our water customers in Connecticut and Maine are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utility Commission (“MPUC”), respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective March 31, 2015 were 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective March 31, 2015 were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves rates on a division-by-division basis.

Connecticut Rates

Effective April 1, 2014, in accordance with a settlement agreement with the Office of the Consumer Counsel of the State of Connecticut (the “OCC”) and the Office of the Attorney General for the State of Connecticut, Connecticut Water’s cumulative Water Infrastructure Conservation Adjustment (“WICA”) surcharge of 7.89% was rolled into base rates charged to customers.

On July 29, 2014, Connecticut Water filed a WICA application with the PURA requesting a 1.59% surcharge to customers’ bills, representing approximately $12.7 million in WICA related projects. On September 26, 2014, the PURA approved the 1.59% surcharge with the new rates becoming effective on October 1, 2014.

On January 28, 2015, Connecticut Water filed a WICA application with the PURA requesting a 1.35% surcharge to customers' bills, representing approximately $11.2 million in WICA related projects. On February 23, 2015, Connecticut Water filed for a 0.10% reconciliation adjustment for the 2014 shortfall in WICA. On March 25 and 27, 2015, the PURA approved the reconciliation adjustment and the WICA application, respectively. Effective April 1, 2015, the cumulative WICA surcharge is now 3.04%.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Connecticut Water’s allowed revenues for the three months ended March 31, 2015, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $16.9 million. Through normal billing for the three months ended March 31, 2015, revenue for Connecticut Water would have been approximately $17.1 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $0.2 million in reduction to revenue for the three months ended March 31, 2015.

Maine Rates

On March 25, 2014, the MPUC approved a rate increase resulting in an annual increase of $340,000 in revenues for one of Maine Water’s divisions requested in April 2013, which became effective on that date. Additionally, Maine Water filed for a general rate increase for its Biddeford and Saco division, its largest division, on November 5, 2014 requesting $1.7 million in additional revenues, offset by $700,000 in the first year due to the adoption of Internal Revenue Service (“IRS”) Revenue Procedure 2012-19 (“Repair Regulations”). Maine Water entered into a stipulation agreement (“Biddeford Stipulation Agreement”) with Maine’s Office of Public Advocate which allowed for flow-through treatment of the Repair Regulations retroactive to January 1, 2014. As part of the Biddeford Stipulation Agreement, customers in the Biddeford and Saco division would receive the benefit of the Repair Regulations, approximately $880,000, over a three year period. Excluding the impact of the refund to customers, the Biddeford Stipulation Agreement calls for an annual increase in rates of approximately $1.3 million. MPUC issued a final decision related to the Biddeford Stipulation Agreement on March 13, 2015, with the new rates, and the first year of the refund, effective on March 10, 2015.

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

On October 30, 2014, Maine Water petitioned the MPUC for approval of an accounting order that would allow it to refund to its customers a federal income tax refund stemming from the adoption of Repair Regulations to eight of its ten divisions, and to allow flow-through treatment of the repair deduction as of January 1, 2014. On February 26, 2015, the MPUC approved a stipulation between Maine Water and the Office of the Public Advocate (“Maine Water Stipulation Agreement”) that refunds $2.9 million to the customers of the eight divisions over a two year period starting no later than July 1, 2015, and allowing the requesting accounting treatment. In addition, Maine Water agreed not to file a general rate case during the two year refund period in any of the eight divisions that were allowed the refund. As part of the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement, Maine Water is required to determine the remaining deferred tax liabilities associated with the fixed assets which the Company will be deducting as part of the adoption of the Repair Regulations. All parties to the Biddeford Stipulation Agreement, the Maine Water Stipulation Agreement, and the MPUC, agree that any benefit resulting from the elimination of deferred tax liabilities previously recorded on qualifying fixed assets subject to the Repair Regulation deduction, be deferred and considered in a separate docket initiated after the Company has analyzed this additional deferred tax liability in more detail. On April 8, 2015, Maine Water filed a petition with the MPUC that asks for a ten year amortization of the deferred taxes in each of its ten divisions, and this petition is still pending before the MPUC. Maine Water believes that this analysis is an integral component to the overall accounting for the adoption of the Repair Regulations and the adoption of the flow-through method of accounting for regulatory accounting related to the adoption of the Repair Regulations. As such, though Maine Water believes the Biddeford Stipulation Agreement, the Maine Water Stipulation Agreement and MPUC orders are probable of being approved, Maine Water believes it is not possible to estimate the accounting impact of the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement including the separate analysis of the deferred tax liabilities as of March 31, 2015 and as a result has not recorded the impact of flow through accounting related to these deductions.

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three months ended March 31, 2015 and 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31,	2015	2014
Service Cost	$570	$488
Interest Cost	771	763
Expected Return on Plan Assets	(966)	(889)
Amortization of:
Prior Service Cost	4	18
Net Recognized Loss	691	273
Net Periodic Benefit Cost	$1,070	$653

The Company does not plan to make a contribution to its defined benefit pension plan in 2015 for the 2014 plan year, as allowed by the plan’s current funding status.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31,	2015	2014
Service Cost	$152	$154
Interest Cost	147	160
Expected Return on Plan Assets	(81)	(77)
Other	56	56
Amortization of:
Prior Service Credit	(142)	(201)
Recognized Net Loss	110	68
Net Periodic Benefit Cost	$242	$160

3.	Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of stock awards):

Three months ended March 31,	2015	2014
Common Shares Outstanding End of Period:	11,151,193	11,078,336
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	10,924,330	10,868,784
Diluted	11,144,297	11,061,324

Basic Earnings per Share	$0.28	$0.27
Dilutive Effect of Stock Awards	—	—
Diluted Earnings per Share	$0.28	$0.27

Total unrecognized compensation expense for all stock awards was approximately $1.7 million as of March 31, 2015 and will be recognized over a weighted average period of 1.4 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Recently Adopted and New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which amends its guidance related to revenue recognition. ASU 2014-09 requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. ASU 2014-09 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, however early adoption is not permitted. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of ASU 2014-09, making ASU 2014-09 effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently determining its implementation approach and assessing the impact that this guidance may have on our consolidated financial position.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently assessing the impact of this standard on its consolidated financial statements and footnote disclosures, but does not expect that the adoption of this guidance will materially impact our consolidated financial position.

5.	Accumulated Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

Three months ended March 31, 2015	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$298	$(1,901)	$(1,603)
Other Comprehensive Income (Loss) Before Reclassification	14	—	14
Amounts Reclassified from AOCI	—	97	97
Net current-period Other Comprehensive Income (Loss)	14	97	111
Ending Balance	$312	$(1,804)	$(1,492)

Three months ended March 31, 2014	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$259	$(374)	$(115)
Other Comprehensive Income (Loss) Before Reclassification	(14)	—	(14)
Amounts Reclassified from AOCI	11	61	72
Net current-period Other Comprehensive Income (Loss)	(3)	61	58
Ending Balance	$256	$(313)	$(57)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Three Months Ended March 31, 2015(a)	Amounts Reclassified from AOCI Three Months Ended March 31, 2014(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$—	$18	Other Income
Tax expense	—	(7)	Other Income
	—	11

Amortization of Recognized Net Gain from Defined Benefit Items	135	74	Other Income (b)
Tax expense	(38)	(13)	Other Income
	97	61

Total Reclassifications for the period, net of tax	$97	$72

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Long-Term Debt

Long-Term Debt at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

		2015	2014
Connecticut Water Service, Inc.:
4.09%	Term Loan Note	$15,221	$15,466
The Connecticut Water Company:
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.10%	2009 A Series, Due 2039	19,950	19,950
5.00%	2011 A Series, Due 2021	23,439	23,483
3.16%	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	CoBank Note Payable, Due 2033	14,550	14,550
Total The Connecticut Water Company		134,599	134,643
The Maine Water Company:
8.95%	1994 Series G, Due 2024	9,000	9,000
2.68%	1999 Series J, Due 2019	339	424
0.00%	2001 Series K, Due 2031	656	698
2.58%	2002 Series L, Due 2022	75	83
1.53%	2003 Series M, Due 2023	361	381
1.73%	2004 Series N, Due 2024	431	431
0.00%	2004 Series O, Due 2034	127	133
1.76%	2006 Series P, Due 2026	411	431
1.57%	2009 Series R, Due 2029	227	237
0.00%	2009 Series S, Due 2029	650	672
0.00%	2009 Series T, Due 2029	1,823	1,886
0.00%	2012 Series U, Due 2042	160	165
1.00%	2013 Series V, Due 2033	1,360	1,385
2.52%	CoBank Note Payable, Due 2017	1,965	1,965
4.24%	CoBank Note Payable, Due 2024	4,500	4,500
7.72%	BSWC Series L, Due 2018	2,250	2,250
2.40%	BSWC Series N, Due 2022	1,176	1,251
1.86%	BSWC Series O, Due 2025	846	846
2.23%	BSWC Series P, Due 2028	1,324	1,354
0.01%	BSWC Series Q, Due 2035	1,864	—
Various	Various Capital Leases	32	37
Total The Maine Water Company		29,577	28,129
Add: Acquisition Fair Value Adjustment		756	820
Less: Current Portion		(2,464)	(2,457)
Total Long-Term Debt		$177,689	$176,601

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 22, 2014, Maine Water and CoBank, ACB (“CoBank”) entered into an amendment to Amended and Restated Master Loan Agreement by and between Maine Water and CoBank, dated as of December 1, 2012 (the “Agreement”) pursuant to which CoBank loaned Maine Water $4,500,000. Maine Water intends to use the proceeds of the above described loan from CoBank to refinance existing debt and to finance capital expenditures.

On March 17, 2015, Maine Water completed the issuance of $1,864,050 aggregate principal amount of its First Mortgage Bonds, Series Q, 0.01% due March 17, 2035 (the “Bonds”). The Bonds were issued by Maine Water to the Maine Municipal Bond Bank (the “Bank”) and the proceeds of the issuance were loaned (the “Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of March 17, 2015 (the “Loan Agreement”). The proceeds of the Loan will be used by Maine Water to fund various water facilities projects, including the replacement of a booster station and to fund modifications to a treatment plant, each located in the Town of Biddeford, Maine.

During the first quarter of 2015, the Company paid approximately $245,000 related to Connecticut Water Service’s Term Note Payable issued as part of the acquisition of Maine Water and approximately $416,000 in sinking funds related to Maine Water’s outstanding bonds.

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company and its subsidiaries were in compliance with all covenants at March 31, 2015.

7.	Fair Value Disclosures

FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$3,031	$—	$3,031
Money Market Fund	112	—	—	112
Mutual Funds:
Equity Funds (1)	1,820	—	—	1,820
Total	$1,932	$3,031	$—	$4,963

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,977	$—	$2,977
Money Market Fund	166	—	—	166
Mutual Funds:
Equity Funds (1)	1,790	—	—	1,790
Total	$1,956	$2,977	$—	$4,933

(1)	Mutual funds consist primarily of equity securities and are presented on the Other Property and Investments line item of the Company’s Condensed Consolidated Balance Sheets.

The fair value of Company Owned Life Insurance is based on the cash surrender value of the contracts. These contracts are based principally on a referenced pool of investment funds that actively redeem shares and are observable and measurable and are presented on the Other Property and Investments line item of the Company’s Condensed Consolidated Balance Sheets.

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

Restricted Cash – As part of Maine Water’s March 2015 bond offering, the Company recorded unused proceeds from this bond issuance as restricted cash as the funds can only be used for certain capital expenditures.  The Company expects to use the remainder of the proceeds during 2015, as the approved capital expenditures are completed.  The carrying amount approximates fair value.  Under the fair value hierarchy the fair value of restricted cash is classified as a Level 1 measurement.

Long-Term Debt – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of March 31, 2015 and December 31, 2014, the estimated fair value of the Company’s long-term debt was $193,877,000 and $189,942,000, respectively, as compared to the carrying amounts of $177,689,000 and $176,601,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is the benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

Advances for Construction – Customer advances for construction have a carrying amount of $25,854,000 and $26,718,000 at March 31, 2015 and December 31, 2014, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals. Financial data for the segments is as follows (in thousands):

Three months ended March 31, 2015
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$20,340	$1,687	$(1,047)	$2,734
Real Estate Transactions	—	—	—	—
Services and Rentals	1,362	629	260	369
Total	$21,702	$2,316	$(787)	$3,103

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three months ended March 31, 2014
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$20,620	$2,918	$365	$2,553
Real Estate Transactions	—	—	—	—
Services and Rentals	1,412	710	277	433
Total	$22,032	$3,628	$642	$2,986

The revenues shown in Water Activities above consisted of revenues from water customers of $20,030,000 and $20,260,000 for the three months ended March 31, 2015 and 2014, respectively. Additionally, there were revenues associated with utility plant leased to others of $310,000 and $360,000 for the three months ended March 31, 2015 and 2014, respectively. The revenues from water customers for the three months ended March 31, 2015 and 2014 include $189,000 reduction in revenues and $107,000 in additional revenues related to the implementation of the WRA, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.

Assets by segment (in thousands):

	March 31, 2015	December 31, 2014
Total Plant and Other Investments:
Water Activities	$515,897	$514,606
Non-Water	644	605
	516,541	515,211
Other Assets:
Water Activities	154,510	152,929
Non-Water	2,831	3,049
	157,341	155,978
Total Assets	$673,882	$671,189

9.	Income Taxes

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

On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed beginning in the fourth quarter of 2013.  On March 24, 2015, the Company was notified by the Connecticut Department of Revenue Services that the audit was expanded to include the 2012 and 2013 tax years. The State focused its review on tax credits associated with fixed capital investment. The Company and the State have come to an agreement regarding investments eligible for the credit. The closing agreement was executed on May 4, 2015. The Company had previously recorded a provision for the possible disallowance of these credits and therefore there was minimal impact in 2015.

On the 2012 Federal tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS’ temporary tangible property regulations.  This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations.  On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of $1,185,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. Through March 31, 2015, the Company has recorded, as required by FASB ASC 740, a provision of $4.4 million for a portion of the benefit that is not being returned to customers resulting from any possible future tax authority challenge.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company’s Condensed Consolidated Statements of Income.  There were no such charges for the three months ended March 31, 2015 and 2014.  Additionally, there were no accruals relating to interest or penalties as of March 31, 2015 and December 31, 2014.  The Company remains subject to examination by federal tax authorities for the 2011 and 2013 tax years; and the state tax authorities for the 2009 through 2013 tax years.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2015 Federal Tax Return to be filed in September 2016.  As a result, through the first quarter of 2015, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2015 and has reflected that deduction in its effective tax rate at 75% of the expected $17 million of infrastructure improvement.  Consistent with other differences between book and tax expenditures, the Company is required to use the flow-through method to account for any timing differences not required by the IRS to be normalized.

The Company’s effective income tax rate for the three months ended March 31, 2015 and 2014 was (34.0)% and 17.7%, respectively.  The Company’s effective tax rate, excluding discrete items booked during the quarter, was 11.8% for the three months ended March 31, 2015. These discrete items include adjustments related to the provisions for the repair deduction and the Connecticut credits. The statutory income tax rates during each period were 41%.  In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations in the current year.

10.	Lines of Credit

The Company maintains a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2016.  The Company maintains an additional line of credit of $20.0 million with RBS Citizens, N.A., with an expiration date of June 30, 2017.  As of March 31, 2015, the total lines of credit available to the Company were $35.0 million.  As of March 31, 2015 and December 31, 2014, the Company had $5.4 million and $2.0 million, respectively, of Interim Bank Loans Payable. As of March 31, 2015, the Company had $29.6 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

General Information

Regulatory Matters

The rates we charge our water customers in Connecticut and Maine are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utility Commission (“MPUC”), respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective March 31, 2015 were 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective March 31, 2015 were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves rates on a division-by-division basis.

Connecticut Rates

Effective April 1, 2014, in accordance with a settlement agreement with the Office of the Consumer Counsel of the State of Connecticut (the “OCC”) and the Office of the Attorney General for the State of Connecticut, Connecticut Water’s cumulative Water Infrastructure Conservation Adjustment (“WICA”) surcharge of 7.89% was rolled into base rates charged to customers.

On July 29, 2014, Connecticut Water filed a WICA application with the PURA requesting a 1.59% surcharge to customers’ bills, representing approximately $12.7 million in WICA related projects. On September 26, 2014, the PURA approved the 1.59% surcharge with the new rates becoming effective on October 1, 2014.

On January 28, 2015, Connecticut Water filed a WICA application with the PURA requesting a 1.35% surcharge to customers' bills, representing approximately $11.2 million in WICA related projects. On February 23, 2015, Connecticut Water filed for a 0.10% reconciliation adjustment for the 2014 shortfall in WICA. On March 25 and 27, 2015, the PURA approved the reconciliation adjustment and the WICA application, respectively. Effective April 1, 2015, the cumulative WICA surcharge is now 3.04%.

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

Connecticut Water’s allowed revenues for the three months ended March 31, 2015, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $16.9 million. Through normal billing for the three months ended March 31, 2015, revenue for Connecticut Water would have been approximately $17.1 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $0.2 million in reduction to revenue for the three months ended March 31, 2015.

Maine Rates

On March 25, 2014, the MPUC approved a rate increase resulting in an annual increase of $340,000 in revenues for one of Maine Water’s divisions requested in April 2013, which became effective on that date. Additionally, Maine Water filed for a general rate increase for its Biddeford and Saco division, its largest division, on November 5, 2014 requesting $1.7 million in additional revenues, offset by $700,000 in the first year due to the adoption of Internal Revenue Service (“IRS”) Revenue Procedure 2012-19 (“Repair Regulations”). Maine Water entered into a stipulation agreement (“Biddeford Stipulation Agreement”) with Maine’s Office of Public Advocate which allowed for flow-through treatment of the Repair Regulations retroactive to January 1, 2014. As part of the Biddeford Stipulation Agreement, customers in the Biddeford and Saco division would receive the benefit of the Repair Regulations, approximately $880,000, over a three year period. Excluding the impact of the refund to customers, the Biddeford Stipulation Agreement calls for an annual increase in rates of approximately $1.3 million. MPUC issued a final decision related to the Biddeford Stipulation Agreement on March 13, 2015, with the new rates, and the first year of the refund, effective on March 10, 2015.

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

On October 30, 2014, Maine Water petitioned the MPUC for approval of an accounting order that would allow it to refund to its customers a federal income tax refund stemming from the adoption of Repair Regulations to eight of its ten divisions, and to allow flow-through treatment of the repair deduction as of January 1, 2014. On February 26, 2015, the MPUC approved a stipulation between Maine Water and the Office of the Public Advocate (“Maine Water Stipulation Agreement”) that refunds $2.9 million to the customers of the eight divisions over a two year period starting no later than July 1, 2015, and allowing the requesting accounting treatment. In addition, Maine Water agreed not to file a general rate case during the two year refund period in any of the eight divisions that were allowed the refund. As part of the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement, Maine Water is required to determine the remaining deferred tax liabilities associated with the fixed assets which Maine Water will be deducting as part of the adoption of the Repair Regulations. All parties to the Biddeford Stipulation Agreement, the Maine Water Stipulation Agreement, and the MPUC, agree that any benefit resulting from the elimination of deferred tax liabilities previously recorded on qualifying fixed assets subject to the Repair Regulation deduction, be deferred and considered in a separate docket initiated after Maine Water has analyzed this additional deferred tax liability in more detail. On April 8, 2015, Maine Water filed a petition with the MPUC that asks for a ten year amortization of the deferred taxes in each of its ten divisions, and this petition is still pending before the MPUC. Maine Water believes that this analysis is an integral component to the overall accounting for the adoption of the Repair Regulations and the adoption of the flow-through method of accounting for regulatory accounting related to the adoption of the Repair Regulations. As such, though Maine Water believes the Biddeford Stipulation Agreement, the Maine Water Stipulation Agreement and MPUC orders are probable of being approved, Maine Water believes it is not possible to estimate the accounting impact of the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement including the separate analysis of the deferred tax liabilities as of March 31, 2015 and as a result has not recorded the impact of flow through accounting related to these deductions.

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

Critical Accounting Policies and Estimates

The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the PURA and the MPUC to which Connecticut Water and Maine Water, respectively, the Company’s regulated water utility subsidiaries, are subject.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to ASC 980 “Regulated Operations”, revenue recognition (including the WRA), goodwill impairment, income taxes and accounting for pension and other post-retirement benefit plans.  Each of these accounting policies and the application of critical accounting policies and estimates were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Outlook

The following modifies and updates the “Outlook” section of the Company’s 2014 Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

The Company expects Net Income from its Water Activities segment to increase in 2015 over 2014 levels, based, in part, to revenue increases due to expected rate increases and the utilization of WISC in Maine and WICA in Connecticut, along with an increase in Net Income from our Real Estate segment as a result of a planned land donation.  The Company expects these increases to be partially offset by increases in pension and post-retirement benefit costs.

The Company believes that the factors described above and those described in detail under the heading “Commitments and Contingencies” below may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2015 and beyond.  Please also review carefully the risks and uncertainties described in the sections entitled Item 1A – Risk Factors, “Commitments and Contingencies” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and the risks and uncertainties described in the “Forward-Looking Information” section below.

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

The Company maintains a $15.0 million line of credit agreement with CoBank, ACB (“CoBank”), that is currently scheduled to expire on July 1, 2016.  The Company maintains an additional line of credit of $20.0 million with RBS Citizens, N.A., with an expiration date of June 30, 2017.  As of March 31, 2015, the total lines of credit available to the Company were $35.0 million.  As of March 31, 2015 and December 31, 2014, the Company had $5.4 million and $2.0 million, respectively, of Interim Bank Loans Payable. As of March 31, 2015, the Company had $29.6 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

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

On March 17, 2015, Maine Water completed the issuance of $1,864,050 aggregate principal amount of its First Mortgage Bonds, Series Q, 0.01% due March 17, 2035 (the “Bonds”). The Bonds were issued by Maine Water to the Maine Municipal Bond Bank (the “Bank”) and the proceeds of the issuance were loaned (the “Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of March 17, 2015 (the “Loan Agreement”). The proceeds of the Loan will be used by Maine Water to fund various water facilities projects, including the replacement of a booster station and to fund modifications to a treatment plant, each located in the Town of Biddeford, Maine.

During the first quarter of 2015, the Company paid approximately $245,000 related to Connecticut Water Service’s Term Note Payable issued as part of the acquisition of Maine Water and approximately $416,000 in sinking funds related to Maine Water’s outstanding bonds.

Credit Rating

On February 19, 2015, Standard & Poor’s Ratings Services (“S&P”) affirmed its ‘A’ corporate credit rating on the Company. Additionally, S&P also affirmed the Company’s ratings outlook as stable.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) for all registered shareholders and for the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company’s appointment of a new common stock transfer agent. During the three months ended March 31, 2015 and 2014, plan participants invested $366,000 and $419,000, respectively, in additional shares as part of the DRIP.

2015 Construction Budget

The Board of Directors approved a $55.1 million construction budget for 2015, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company is using and will continue to use a combination of its internally generated funds, borrowings under its available lines of credit, and Maine Water’s 2014 and 2015 debt issuances to fund the 2015 construction budget.

As the Company looks forward to the remainder of 2015 and 2016, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery through periodic WICA applications in Connecticut and WISC applications in Maine.  The total cost of that investment may exceed the amount of internally generated funds.  If so, the Company will consider external financing.  In order to maintain a balanced capital structure, we would consider both debt and equity issuances.

Results of Operations

Three months ended March 31
Net Income for the three months ended March 31, 2015 increased from the same period in the prior year by $117,000 to $3,103,000. Earnings per basic average common share increased by $0.01 to $0.28 during the three months ended March 31, 2015.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	March 31, 2015	March 31, 2014	Increase/(Decrease)
Water Activities	$2,734	$2,553	$181
Real Estate Transactions	—	—	—
Services and Rentals	369	433	(64)
Total	$3,103	$2,986	$117

The increase in the Water Activity segment’s Net Income was primarily due to the impact of the completed federal income tax audit by the IRS, as well as the net effects of the variances listed below:

Revenue

Revenue from our water customers decreased by $230,000, or 1.1%, to $20,030,000 for the three months ended March 31, 2015 when compared to the same period in 2014.  The primary reason for the decrease in revenues was due to timing and the impact of Connecticut Water’s unbilled revenues. Unbilled revenues are an estimate of the amount that will be billed to customers for water use during the quarter for which a bill has not yet been rendered. In 2014, the unbilled calculation included an average of 44 days based on the timing of meter reading schedules compared with 42 days in 2015. As required by PURA, Connecticut Water does not consider unbilled revenues when calculating the WRA. The Company considers this difference temporary in nature and expects that year-to-date revenues in 2015 will be comparable to revenues in corresponding periods in 2014. Off-setting the decrease in revenues at Connecticut Water was an increase in revenues at Maine Water based primarily on higher rates in effect at several divisions in 2015 when compared to 2014.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $657,000, or 6.2%, for the three months ended March 31, 2015 when compared to the same period of 2014. The following table presents the components of O&M expense (in thousands):

Expense Components	March 31, 2015	March 31, 2014	Increase / (Decrease)
Outside services	$933	$480	$453
Pension	1,064	648	416
Mark-to-market	(20)	(144)	124
Payroll	3,902	3,780	122
Post-retirement medical	243	160	83
Maintenance	749	704	45
Investor relations	193	151	42
Property and liability insurance	379	340	39
Customer	361	328	33
Regulatory commission expense	104	85	19
Utility costs	1,098	1,113	(15)
Water treatment (including chemicals)	640	691	(51)
Other benefits	(44)	585	(629)
Other	1,722	1,746	(24)
Total	$11,324	$10,667	$657

The changes in individual items are described below:

•	Outside services increased primarily due to costs associated with the Company’s on-going cyber security and IT structure project discussed above;

•	Pension costs and post-retirement medical costs each increased primarily due to updates to the mortality table and a decrease in the discount rates used in determining the 2015 expense;

•
Mark-to-market represents the treatment of certain officers' benefits based on fluctuations in the stock market and the effect the fluctuations have on non-vested share based compensation. The Company’s stock price increased between March 31, 2015 and December 31, 2014 compared to a decrease in the Company’s stock price between March 31, 2014 and December 31, 2013, which lowered mark-to-market losses in the three months ended March 31, 2015 when compared to the three months ended March 31, 2014;

•	Payroll costs increased primarily due to normal wage increases; and

•	Property and liability insurance increased due to an increase in premiums in 2015 when compared to 2014.

The increases described above were partially offset by the following decreases to O&M expense:

•
Water treatment costs decreased primarily due to a reduction in laboratory testing costs as a result of the Connecticut Water now performing most tests internally rather than through an outside vendor and a reduction in costs associated with disposal of certain treatment by-products. Maine Water has historically handled most of their testing in house; and

•
Other benefits decreased primarily due to a decrease in costs associated with performance stock awards granted to officers of the Company due to the accelerated vesting of certain share awards granted to a former officer in 2014, there was no accelerated vesting in 2015. Additionally, there was a decrease in costs associated with a non-officer incentive program during the three months ended March 31, 2015 when compared to the same period of 2014.

The Company saw an approximate $328,000, or 11.7%, increase in its Depreciation expense from the three months ended March 31, 2015 compared to the same period in 2014.  The increase was primarily due to higher Utility Plant in Service as of March 31, 2015 compared to March 31, 2014 driven by WICA and WISC spending in Connecticut and Maine, respectively.

Income Tax expense decreased by $1,435,000 in the first quarter of 2015 when compared to the same period in 2014 due to a lower effective income tax rate. The Company’s effective tax rate decreased from 17.7% to (34.0)% in the three months ended March 31, 2015 compared to the same period in 2014. The primary reason for the decrease in the effective tax rate was the reversal of previously established reserves in the amount of $1,185,000 relating to the completion of an IRS review of our 2012 Federal tax return.

Other Income (Deductions), Net of Taxes decreased for the three months ended March 31, 2015 by $97,000. The primary driver of this decrease was due to a reduction in Services and Rentals income due primarily to recording of higher costs associated with our routine wastewater contracts. Addtionally, there was a decrease in rental income associated with some of our non-water properties.

Total Interest and Debt Expense increased by $17,000 in the three months ended March 31, 2015 when compared to the same period in 2014. The primary reason for the increase in Interest and Debt Expense was the higher interest expense incurred because of higher debt balances outstanding at March 31, 2015 when compared to March 31, 2014.

Commitments and Contingencies

On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed during the fourth quarter of 2013. On March 24, 2015, the Company was notified by the Connecticut Department of Revenue Services that the audit was expanded to include the 2012 and 2013 tax years. The State focused its review on tax credits associated with fixed capital investment. The Company and the State have come to an agreement regarding investments eligible for the credit. The closing agreement was executed on May 4, 2015. The Company had previously recorded a provision for the possible disallowance of these credits and therefore there was minimal impact in 2015.

On the 2012 Federal tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS’ temporary tangible property regulations.  This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations.  On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of $1,185,000. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. Through March 31, 2015, the Company has recorded, as required by FASB ASC 740, a provision of $4.4 million for a portion of the benefit that is not being returned to customers resulting from any possible future tax authority challenge.

The Company remains subject to examination by federal tax authorities for the 2011 through 2013 tax years; and the state tax authorities for the 2009 through 2013 tax years.

There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the year December 31, 2014.

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

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•	changes in general economic, business, credit and financial market conditions;

•	changes in environmental conditions, including those that result in water use restrictions;

•	the determination of what qualifies for a repair expense tax deduction;

•	abnormal weather conditions;

•	increases in energy and fuel costs;

•	unfavorable changes to the federal and/or state tax codes;

•	significant changes in, or unanticipated, capital requirements;

•	significant changes in our credit rating or the market price of our common stock;

•	our ability to integrate businesses, technologies or services which we may acquire;

•	our ability to manage the expansion of our business;

•	the continuous reliable operation of our information technology systems, including the impact of cyber security attacks or other cyber-related events;

•	the extent to which we are able to develop and market new and improved services;

•	the continued demand by telecommunication companies for antenna site leases on our property;

•	the effect of the loss of major customers;

•	our ability to retain the services of key personnel and to hire qualified personnel as we expand;

•	labor disputes;

•	increasing difficulties in obtaining insurance and increased cost of insurance;

•	cost overruns relating to improvements or the expansion of our operations;

•	increases in the costs of goods and services;

•	civil disturbance or terroristic threats or acts; and

•	changes in accounting pronouncements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements.  You should read this 10-Q, the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“10-K”) and the documents that we incorporate by reference into the 10-K completely and with the understanding that our actual future results, performance and achievements may be materially different from what we expect.  These forward-looking statements represent our assumptions, expectations and beliefs only as of the date of this 10-Q.  Except for our ongoing obligations to disclose certain information under the federal securities laws, we are not obligated, and assume no obligation, to update these forward-looking statements, even though our situation may change in the future.  For further information or other factors which could affect our financial results and such forward-looking statements, see Part I, Item 1A“Risk Factors” found in the 10-K.  We qualify all of our forward-looking statements by these cautionary statements.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $35.0 million of variable rate lines of credit with two banks, under which the Company had $5.4 million of interim bank loans payable at March 31, 2015.

As of March 31, 2015, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II, Item 1A: Risk Factors

Information about the material risks related to our business, financial condition and results of operations for the three months ended March 31, 2015 does not materially differ from that set out under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as the information provided elsewhere in this report. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company’s business operations, financial condition or operating results.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended March 31, 2015.

Part II, Item 6: Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated May 11, 1998 (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 27, 1998 (Exhibit 3 to Form 8-K filed on September 25, 1998).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.3 to Form 10-K for the year ended 12/31/14).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended 3/31/04).

3.5	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.6	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 16, 2007. (Exhibit 3.1 to Form 8-K filed on August 21, 2007).

10.1	Loan Agreement by and between The Maine Water Company and Maine Municipal Bond Bank dated March 17, 2015. (Exhibit 10.1 to Form 8-K filed March 18, 2015).

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32**	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)

Date:	May 6, 2015	By: /s/ David C. Benoit
David C. Benoit Senior Vice President – Finance and Chief Financial Officer

Date:	May 6, 2015	By: /s/ Nicholas A. Rinaldi
Nicholas A. Rinaldi Controller