Form 10-Q
period 2015-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2015-08-07
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015 or

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
11,168,731
Number of shares of common stock outstanding, August 1, 2015
(Includes 200,437 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
June 30, 2015

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	June 30, 2015	December 31, 2014
Utility Plant	$697,560	$685,654
Construction Work in Progress	12,150	9,304
	709,710	694,958
Accumulated Provision for Depreciation	(194,343)	(188,019)
Net Utility Plant	515,367	506,939
Other Property and Investments	8,487	8,271
Cash and Cash Equivalents	3,065	2,475
Accounts Receivable (Less Allowance, 2015 - $1,034; 2014 - $1,202)	11,457	11,971
Accrued Unbilled Revenues	9,400	8,283
Materials and Supplies, at Average Cost	1,816	1,486
Prepayments and Other Current Assets	9,966	11,953
Total Current Assets	35,704	36,168
Restricted Cash	234	—
Unamortized Debt Issuance Expense	6,042	6,292
Unrecovered Income Taxes - Regulatory Asset	71,416	57,331
Pension Benefits - Regulatory Asset	14,661	13,713
Post-Retirement Benefits Other Than Pension - Regulatory Asset	2,601	2,626
Goodwill	30,427	31,685
Deferred Charges and Other Costs	8,862	8,164
Total Regulatory and Other Long-Term Assets	134,243	119,811
Total Assets	$693,801	$671,189
CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2015 - 11,167,637; 2014 - 11,124,630	$142,382	$141,684
Retained Earnings	75,386	69,370
Accumulated Other Comprehensive (Loss)	(1,582)	(1,603)
Common Stockholders’ Equity	216,186	209,451
Preferred Stock	772	772
Long-Term Debt	177,302	176,601
Total Capitalization	394,260	386,824
Current Portion of Long-Term Debt	2,469	2,457
Interim Bank Loans Payable	3,718	1,991
Accounts Payable and Accrued Expenses	9,164	10,019
Accrued Interest	718	693
Current Portion of Refund to Customers - Regulatory Liability	6,458	6,079
Other Current Liabilities	2,378	2,383
Total Current Liabilities	24,905	23,622
Advances for Construction	24,809	26,718
Deferred Federal and State Income Taxes	49,502	53,322
Unfunded Future Income Taxes	68,490	56,919
Long-Term Compensation Arrangements	37,496	35,748
Unamortized Investment Tax Credits	1,301	1,339
Refund to Customers - Regulatory Liability	5,158	1,550
Other Long-Term Liabilities	965	776
Total Long-Term Liabilities	187,721	176,372
Contributions in Aid of Construction	86,915	84,371
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$693,801	$671,189

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2015 and 2014
(Unaudited)
(In thousands, except per share amounts)

	2015	2014
Operating Revenues	$26,624	$25,459
Operating Expenses
Operation and Maintenance	11,179	10,503
Depreciation	3,161	2,838
Income Tax Expense	453	1,840
Taxes Other Than Income Taxes	2,082	2,001
Total Operating Expenses	16,875	17,182
Net Operating Revenues	9,749	8,277
Other Utility Income, Net of Taxes	205	202
Total Utility Operating Income	9,954	8,479
Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	375	398
Allowance for Funds Used During Construction	108	169
Other	(104)	51
Total Other Income, Net of Taxes	379	618
Interest and Debt Expense
Interest on Long-Term Debt	1,763	1,768
Other Interest (Income) Charges, Net	(132)	(164)
Amortization of Debt Expense and Premium, Net	27	3
Total Interest and Debt Expense	1,658	1,607
Net Income	8,675	7,490
Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$8,665	$7,480
Weighted Average Common Shares Outstanding:
Basic	10,958	10,887
Diluted	11,157	11,085
Earnings Per Common Share:
Basic	$0.79	$0.69
Diluted	$0.77	$0.67
Dividends Per Common Share	$0.2575	$0.2475

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)
(In thousands, except per share amounts)

	2015	2014
Operating Revenues	$46,654	$45,719
Operating Expenses
Operation and Maintenance	22,503	21,170
Depreciation	6,297	5,646
Income Tax (Benefit) Expense	(488)	2,334
Taxes Other Than Income Taxes	4,428	4,388
Total Operating Expenses	32,740	33,538
Net Operating Revenues	13,914	12,181
Other Utility Income, Net of Taxes	360	387
Total Utility Operating Income	14,274	12,568
Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	744	831
Allowance for Funds Used During Construction	198	267
Other	(111)	69
Total Other Income, Net of Taxes	831	1,167
Interest and Debt Expense
Interest on Long-Term Debt	3,537	3,519
Other Interest (Income) Charges, Net	(264)	(322)
Amortization of Debt Expense and Premium, Net	54	62
Total Interest and Debt Expense	3,327	3,259
Net Income	11,778	10,476
Preferred Stock Dividend Requirement	19	19
Net Income Applicable to Common Stock	$11,759	$10,457
Weighted Average Common Shares Outstanding:
Basic	10,941	10,878
Diluted	11,151	11,073
Earnings Per Common Share:
Basic	$1.07	$0.96
Diluted	$1.05	$0.94
Dividends Per Common Share	$0.5150	$0.4950

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014
Net Income	$8,675	$7,490
Other Comprehensive (Loss)/Income, net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax benefit (expense) of $24 and $(13) in 2015 and 2014	(28)	61
Unrealized (loss) gain on investments, net of tax benefit (expense) of $39 and $(26) in 2015 and 2014	(62)	41
Other Comprehensive Income, net of tax	(90)	102
Comprehensive Income	$8,585	$7,592

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014
Net Income	$11,778	$10,476
Other Comprehensive Income/(Loss), net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(61) and $(26) in 2015 and 2014	69	122
Unrealized (loss) gain on investments, net of tax benefit (expense) of $31 and $(24) in 2015 and 2014	(48)	38
Other Comprehensive Income, net of tax	21	160
Comprehensive Income	$11,799	$10,636

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended June 30, 2015 and 2014
(Unaudited)
(In thousands, except per share amounts)

	2015	2014
Balance at Beginning of Period	$69,595	$59,519
Net Income	8,675	7,490
	78,270	67,009
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	7	7
Common Stock - 2015 $0.2575 per share; 2014 $0.2475 per share	2,874	2,740
	2,884	2,750
Balance at End of Period	$75,386	$64,259

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)
(In thousands, except per share amounts)

	2015	2014
Balance at Beginning of Period	$69,370	$59,277
Net Income	11,778	10,476
	81,148	69,753
Dividends Declared:
Cumulative Preferred, Class A, $0.40 per share	6	6
Cumulative Preferred, Series $0.90, $0.45 per share	13	13
Common Stock - 2015 $0.5150 per share; 2014 $0.4950 per share	5,743	5,475
	5,762	5,494
Balance at End of Period	$75,386	$64,259

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014
Operating Activities:
Net Income	$11,778	$10,476
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by
Operating Activities:
Deferred Revenues	(2,344)	(2,673)
Provision for Deferred Income Taxes and Investment Tax Credits, Net	(6,341)	2,433
Allowance for Funds Used During Construction	(198)	(267)
Depreciation and Amortization (including $387 and $500 in 2015 and 2014, respectively, charged to other accounts)	6,684	6,146
Change in Assets and Liabilities:
Increase in Accounts Receivable and Accrued Unbilled Revenues	(603)	(763)
Decrease (Increase) in Prepaid Income Taxes and Prepayments and Other Current Assets	1,626	(2,346)
Decrease in Other Non-Current Items	7,279	554
Decrease in Accounts Payable, Accrued Expenses and Other Current Liabilities	(576)	(10)
Total Adjustments	5,527	3,074
Net Cash and Cash Equivalents Provided by Operating Activities	17,305	13,550
Investing Activities:
Net Additions to Utility Plant Used in Continuing Operations	(14,238)	(17,458)
Release of Restricted Cash	—	1,395
Net Cash and Cash Equivalents Used in Investing Activities	(14,238)	(16,063)
Financing Activities:
Net Proceeds from Interim Bank Loans	3,718	—
Net Repayment of Interim Bank Loans	(1,991)	—
Proceeds from the Issuance of Long-Term Debt	1,630	—
Costs to Issue Long-Term Debt and Common Stock	(5)	—
Proceeds from Issuance of Common Stock	753	886
Repayment of Long-Term Debt Including Current Portion	(943)	(793)
Advances from Others for Construction	123	136
Cash Dividends Paid	(5,762)	(5,494)
Net Cash and Cash Equivalents Used in Financing Activities	(2,477)	(5,265)
Net Increase (Decrease) in Cash and Cash Equivalents	590	(7,778)
Cash and Cash Equivalents at Beginning of Period	2,475	18,371
Cash and Cash Equivalents at End of Period	$3,065	$10,593
Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$616	$412
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$3,356	$3,313
State and Federal Income Taxes	$360	$1,135

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. (the “Company”) and its wholly-owned subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Company’s primary operating subsidiaries are: The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”). The Biddeford & Saco Water Company (“BSWC”) was merged with and into Maine Water, with Maine Water remaining as the surviving entity, effective January 1, 2014. The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2014 (the “10-K”) and as updated in the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

Regulatory Matters

The rates we charge our water customers in Connecticut and Maine are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”), respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective June 30, 2015 were 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective June 30, 2015 were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis.

In September 2014, Maine Water and the Coastal Mountain Land Trust entered into a Letter of Intent for the sale and donation of a conservation easement on 1,300 acres of watershed land in the Camden and Rockland Division.  The Letter of Intent contained three primary conditions: (1) MPUC approval for the accounting of the transaction in a manner acceptable to Maine Water, followed by (2) bondholder/trustee approval and (3) approval by the board of directors.  Coastal Mountain Land Trust has a condition of having to raise the necessary funds in two parts - which is currently expected to be during 2017 and in 2019.

In November 2014, Maine Water filed a request with the MPUC for the accounting treatment of the estimated $1.2 million net gain/tax benefits and in May 2015, Maine Water and the Office of the Public Advocate reached a settlement agreement where these benefits would be shared equally between shareholder and customers of the Camden and Rockland Division. An additional provision was agreed upon that extended an existing rate stay-out period for this division through July 1, 2017.  The MPUC approved the settlement agreement through its Order dated July 10, 2015.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On July 24, 2015, Connecticut Water filed a WICA application with the PURA requesting a 1.15% surcharge to customers' bills, representing approximately $6.2 million in WICA related projects. If approved as filed, a cumulative WICA surcharge of 4.19% will be added to customer bills beginning on October 1, 2015.

On June 5, 2013, Connecticut’s General Assembly passed Public Act 13-78, “An Act Concerning Water Infrastructure and Conservation, Municipal Reporting Requirements and Unpaid Utility Accounts at Multi-Family Dwellings” (“PA 13-78”), which authorized a Water Revenue Adjustment (“WRA”) to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, PA 13-78 raised the cap for WICA charges to 10%, from 7.5%, between general rate cases and expands the eligible projects to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

Connecticut Water’s allowed revenues for the six months ended June 30, 2015, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $36.8 million. Through normal billing for the six months ended June 30, 2015, revenue for Connecticut Water would have been approximately $34.3 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $2.5 million in additional revenue for the six months ended June 30, 2015.

Maine Rates

Effective June 2013, a Water Infrastructure Charge (“WISC”) became available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. Because the MPUC sets rates for Maine Water on a division-by-division basis, the WISC must be implemented in the same manner. Maine Water currently has a WISC in place in nine of its ten divisions with expected annual revenue of $197,000. The previously approved WISC surcharge for the Biddeford and Saco division was folded into base rates upon the completion of the that division’s rate case.

On March 25, 2014, the MPUC approved a rate increase that was requested in June 2013 resulting in an annual increase of $340,000 in revenues for one of Maine Water’s divisions, which became effective on that date. Additionally, Maine Water filed for a general rate increase for its Biddeford and Saco division, its largest division, on November 5, 2014 requesting $1.7 million in additional revenues, offset by $700,000 in the first year due to the adoption of Internal Revenue Service (“IRS”) Revenue Procedure 2012-19 (“Repair Regulations”). Maine Water entered into a stipulation agreement (“Biddeford Stipulation Agreement”) with Maine’s Office of the Public Advocate which allowed for flow-through treatment of the Repair Regulations retroactive to January 1, 2014. As part of the Biddeford Stipulation Agreement, customers in the Biddeford and Saco division would receive the benefit of the Repair Regulations of approximately $880,000, over a three year period. Excluding the impact of the refund to customers, the Biddeford Stipulation Agreement calls for an annual increase in rates of approximately $1.3 million. MPUC issued a final decision related to the Biddeford Stipulation Agreement on March 13, 2015, with the new rates, and the first year of the refund, effective on March 10, 2015.

The MPUC also approved pension plan accounting for the Biddeford Saco division as part of the rate order. As a result, the Company made an adjustment to Goodwill reflecting the pension regulatory asset that was established as part of the order.

On October 30, 2014, Maine Water petitioned the MPUC for approval of an accounting order that would allow it to return to its customers a federal income tax refund stemming from the adoption of Repair Regulations to eight of its ten divisions, and to allow flow-through treatment of the repair deduction as of January 1, 2014. On February 26, 2015, the MPUC approved a stipulation between Maine Water and the Office of the Public Advocate (“Maine Water Stipulation Agreement”) that refunds $2.9 million to the customers of the eight divisions over a two year period starting no later than July 1, 2015, and allows the requested accounting treatment. In addition, Maine Water agreed not to file a general rate case during the two year refund period in any of the eight divisions that were allowed the refund. As part of the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement, Maine Water was required to determine the remaining deferred tax liabilities associated with the fixed assets which Maine Water would be deducting as part of the adoption of the Repair Regulations. All parties to the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement, and the MPUC, agreed that any benefit resulting from the elimination of deferred tax liabilities previously recorded on qualifying fixed assets subject to the Repair Regulation deduction, would be deferred and considered in a separate docket initiated after Maine Water had analyzed this additional deferred tax liability in more detail. The Company viewed the completion of the docket determining the ultimate disposition of the deferred tax liability associated with the qualifying fixed assets subject to the Repair Regulation deduction as

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

materially linked to the flow through treatment granted in the MPUC’s order issued on February 26, 2015. On April 8, 2015, Maine Water filed a petition with the MPUC that asked for amortization of the identified deferred tax liabilities in each of its ten divisions. On June 16, 2015, Maine Water and the Office of the Public Advocate reached a settlement agreement that allowed for the amortization of these deferred tax liabilities over a one to nine year period, depending on the division. The MPUC approved this agreement on June 22, 2015, at which point Maine Water began the amortization based on the agreed upon schedule. With the completion of this docket, Maine Water recorded in the quarter ended June 30, 2015 the retroactive benefit associated with the flow through of Repair Regulations from January 1, 2014. The 2014 benefit reflected in the second quarter was approximately $931,000, or $0.09 per basic share outstanding.

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and six months ended June 30, 2015 and 2014.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30,	2015	2014	2015	2014
Service Cost	$506	$488	$1,076	$976
Interest Cost	786	763	1,557	1,526
Expected Return on Plan Assets	(958)	(889)	(1,924)	(1,778)
Amortization of:
Prior Service Cost	4	18	8	36
Net Recognized Loss	799	273	1,490	546
Net Periodic Benefit Cost	$1,137	$653	$2,207	$1,306

The Company does not plan to make a contribution to its defined benefit pension plan in 2015 for the 2014 plan year, as allowed by the plan’s current funding status.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30,	2015	2014	2015	2014
Service Cost	$77	$154	$229	$308
Interest Cost	135	160	282	320
Expected Return on Plan Assets	(81)	(77)	(162)	(154)
Other	56	56	112	112
Amortization of:
Prior Service Credit	(144)	(201)	(286)	(402)
Recognized Net Loss	83	68	193	136
Net Periodic Benefit Cost	$126	$160	$368	$320

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of stock awards):

Three months ended June 30,	2015	2014
Common Shares Outstanding End of Period:	11,167,637	11,097,506
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	10,957,571	10,886,883
Diluted	11,156,798	11,085,061

Basic Earnings per Share	$0.79	$0.69
Dilutive Effect of Stock Awards	(0.02)	(0.02)
Diluted Earnings per Share	$0.77	$0.67

Six months ended June 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	10,941,043	10,877,883
Diluted	11,150,583	11,073,258

Basic Earnings per Share	$1.07	$0.96
Dilutive Effect of Stock Awards	(0.02)	(0.02)
Diluted Earnings per Share	$1.05	$0.94

Total unrecognized compensation expense for all stock awards was approximately $1.4 million as of June 30, 2015 and will be recognized over a weighted average period of 1.5 years.

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

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the three months ended June 30, 2015 and 2014 are as follows (in thousands):

Three months ended June 30, 2015	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$312	$(1,804)	$(1,492)
Other Comprehensive Income (Loss) Before Reclassification	(137)	(65)	(202)
Amounts Reclassified from AOCI	75	37	112
Net current-period Other Comprehensive Income (Loss)	(62)	(28)	(90)
Ending Balance	$250	$(1,832)	$(1,582)

Three months ended June 30, 2014	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$256	$(313)	$(57)
Other Comprehensive Income Before Reclassification	41	—	41
Amounts Reclassified from AOCI	—	61	61
Net current-period Other Comprehensive Income	41	61	102
Ending Balance	$297	$(252)	$45

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

The changes in AOCI by component, net of tax, for the six months ended June 30, 2015 and 2014 are as follows (in thousands):

Six months ended June 30, 2015	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$298	$(1,901)	$(1,603)
Other Comprehensive Income (Loss) Before Reclassification	(123)	(65)	(188)
Amounts Reclassified from AOCI	75	134	209
Net current-period Other Comprehensive Income (Loss)	(48)	69	21
Ending Balance	$250	$(1,832)	$(1,582)

Six months ended June 30, 2014	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$259	$(374)	$(115)
Other Comprehensive Income Before Reclassification	27	—	27
Amounts Reclassified from AOCI	11	122	133
Net current-period Other Comprehensive Income	38	122	160
Ending Balance	$297	$(252)	$45

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statements of Income for the three months ended June 30, 2015 and 2014 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Three Months Ended June 30, 2015(a)	Amounts Reclassified from AOCI Three Months Ended June 30, 2014(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$128	$—	Other Income
Tax expense	(53)	—	Other Income
	75	—

Amortization of Recognized Net Gain from Defined Benefit Items	61	74	Other Income (b)
Tax expense	(24)	(13)	Other Income
	37	61

Total Reclassifications for the period, net of tax	$112	$61

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statements of Income for the six months ended June 30, 2015 and 2014 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Six Months Ended June 30, 2015(a)	Amounts Reclassified from AOCI Six Months Ended June 30, 2014(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$128	$18	Other Income
Tax expense	(53)	(7)	Other Income
	75	11

Amortization of Recognized Net Gain from Defined Benefit Items	196	148	Other Income (b)
Tax expense	(62)	(26)	Other Income
	134	122

Total Reclassifications for the period, net of tax	$209	$133

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Long-Term Debt

Long-Term Debt at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

		2015	2014
Connecticut Water Service, Inc.:
4.09%	Term Loan Note	$14,974	$15,466
The Connecticut Water Company:
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.10%	2009 A Series, Due 2039	19,930	19,950
5.00%	2011 A Series, Due 2021	23,394	23,483
3.16%	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	CoBank Note Payable, Due 2033	14,550	14,550
Total The Connecticut Water Company		134,534	134,643
The Maine Water Company:
8.95%	1994 Series G, Due 2024	9,000	9,000
2.68%	1999 Series J, Due 2019	339	424
0.00%	2001 Series K, Due 2031	656	698
2.58%	2002 Series L, Due 2022	75	83
1.53%	2003 Series M, Due 2023	361	381
1.73%	2004 Series N, Due 2024	431	431
0.00%	2004 Series O, Due 2034	127	133
1.76%	2006 Series P, Due 2026	411	431
1.57%	2009 Series R, Due 2029	227	237
0.00%	2009 Series S, Due 2029	650	672
0.00%	2009 Series T, Due 2029	1,823	1,886
0.00%	2012 Series U, Due 2042	160	165
1.00%	2013 Series V, Due 2033	1,360	1,385
2.52%	CoBank Note Payable, Due 2017	1,965	1,965
4.24%	CoBank Note Payable, Due 2024	4,500	4,500
7.72%	BSWC Series L, Due 2018	2,250	2,250
2.40%	BSWC Series N, Due 2022	1,176	1,251
1.86%	BSWC Series O, Due 2025	846	846
2.23%	BSWC Series P, Due 2028	1,324	1,354
0.01%	BSWC Series Q, Due 2035	1,864	—
Various	Various Capital Leases	27	37
Total The Maine Water Company		29,572	28,129
Add: Acquisition Fair Value Adjustment		691	820
Less: Current Portion		(2,469)	(2,457)
Total Long-Term Debt		$177,302	$176,601

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

During the first half of 2015, the Company paid approximately $492,000 related to Connecticut Water Service’s Term Note Payable issued as part of the acquisition of Maine Water, approximately $421,000 in sinking funds related to Maine Water’s outstanding bonds and $20,000 related to a deceased bond holder.

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company and its subsidiaries were in compliance with all covenants at June 30, 2015.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,990	$—	$2,990
Money Market Fund	55	—	—	55
Mutual Funds:
Equity Funds (1)	1,426	—	—	1,426
Fixed Income Funds (2)	424	—	—	424
Total	$1,905	$2,990	$—	$4,895

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,977	$—	$2,977
Money Market Fund	166	—	—	166
Mutual Funds:
Equity Funds (1)	1,790	—	—	1,790
Total	$1,956	$2,977	$—	$4,933

(1)	Mutual funds consist primarily of equity securities and are presented on the Other Property and Investments line item of the Company’s Condensed Consolidated Balance Sheets.

(2)	Mutual funds consist primarily of fixed income securities and are presented on the Other Property and Investments line item of the Company’s Condensed Consolidated Balance Sheets.

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

Long-Term Debt – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of June 30, 2015 and December 31, 2014, the estimated fair value of the Company’s long-term debt was $188,509,000 and $189,942,000, respectively, as compared to the carrying amounts of $177,302,000 and $176,601,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is a benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

Advances for Construction – Customer advances for construction had a carrying amount of $24,809,000 and $26,718,000 at June 30, 2015 and December 31, 2014, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals. Financial data for the segments is as follows (in thousands):

Three months ended June 30, 2015
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$26,967	$8,698	$398	$8,300
Real Estate Transactions	—	—	—	—
Services and Rentals	1,463	566	191	375
Total	$28,430	$9,264	$589	$8,675

Three months ended June 30, 2014
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$25,810	$8,837	$1,745	$7,092
Real Estate Transactions	—	—	—	—
Services and Rentals	1,476	655	257	398
Total	$27,286	$9,492	$2,002	$7,490

Six months ended June 30, 2015
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$47,307	$10,385	$(649)	$11,034
Real Estate Transactions	—	—	—	—
Services and Rentals	2,825	1,195	451	744
Total	$50,132	$11,580	$(198)	$11,778

Six months ended June 30, 2014
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$46,430	$11,755	$2,110	$9,645
Real Estate Transactions	—	—	—	—
Services and Rentals	2,888	1,365	534	831
Total	$49,318	$13,120	$2,644	$10,476

The revenues shown in Water Activities above consisted of revenues from water customers of $26,624,000 and $25,459,000 for the three months ended June 30, 2015 and 2014, respectively. Additionally, there were revenues associated with utility plant leased to others of $343,000 and $351,000 for the three months ended June 30, 2015 and 2014, respectively. The revenues from water customers for the three months ended June 30, 2015 and 2014 include $2,652,000 and $2,686,000 in additional revenues related to the implementation of the WRA, respectively. The revenues shown in Water Activities above consisted of revenues from water customers of $46,654,000 and $45,719,000 for the six months ended June 30, 2015 and 2014, respectively. Additionally, there were revenues associated with utility plant leased to others of $653,000 and $711,000 for the six months ended June 30, 2015 and 2014, respectively. The revenues from water customers for the six months ended June 30, 2015 and 2014 include $2,463,000 and $2,793,000 in additional revenues related to the implementation of the WRA, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets by segment (in thousands):

	June 30, 2015	December 31, 2014
Total Plant and Other Investments:
Water Activities	$523,270	$514,606
Non-Water	584	605
	523,854	515,211
Other Assets:
Water Activities	169,356	152,929
Non-Water	591	3,049
	169,947	155,978
Total Assets	$693,801	$671,189

9.	Income Taxes

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

On the 2012 Federal tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS’ temporary tangible property regulations.  This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations.  On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of $1,185,000. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. Through June 30, 2015, the Company has recorded, as required by FASB ASC 740, a provision of $5.2 million for a portion of the benefit that is not being returned to customers resulting from any possible future tax authority challenge.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company’s Condensed Consolidated Statements of Income.  There were no such charges for the six months ended June 30, 2015 and 2014.  Additionally, there were no accruals relating to interest or penalties as of June 30, 2015 and December 31, 2014.  The Company remains subject to examination by federal tax authorities for the 2011 and 2013 tax years; and the State of Maine’s tax authorities for the 2011 through 2013 tax years.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2015 Federal Tax Return to be filed in September 2016.  As a result, through the second quarter of 2015, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2015 and has reflected that deduction in its effective tax rate at 75% of the expected $16 million of infrastructure improvement, net of any reserves.  Consistent with other differences between book and tax expenditures, the Company is required to use the flow-through method to account for any timing differences not required by the IRS to be normalized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s effective income tax rate for the three months ended June 30, 2015 and 2014 was 6.4% and 21.1%, respectively. The Company’s effective tax rate, excluding discrete items booked during the quarter, was 12.8% for the three months ended June 30, 2015. These discrete items include a credit of approximately $931,000 associated with the 2014 tax benefits being recognized as a result of the MPUC approval of a settlement agreement, as discussed in Note 1. Additionally, these discrete items include adjustments related to the provision for the repair deduction in Connecticut and Maine. The statutory income tax rates during each period were 41%. In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations.

The Company’s effective income tax rate for the six months ended June 30, 2015 and 2014 was (1.7)% and 20.2%, respectively. The Company’s effective tax rate, excluding discrete items, was 11.6% for the six months ended June 30, 2015. These discrete items include adjustments related to the provisions for the repair deduction, the Connecticut credits and a credit of approximately $931,000 associated with the 2014 tax benefits being recognized as a result of the MPUC approval of a settlement agreement. The statutory income tax rates during each period were 41%. In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations.

10.	Lines of Credit

The Company maintains a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2016.  The Company maintains an additional line of credit of $20.0 million with RBS Citizens, N.A., with an expiration date of June 30, 2017.  As of June 30, 2015, the total lines of credit available to the Company were $35.0 million.  As of June 30, 2015 and December 31, 2014, the Company had $3.7 million and $2.0 million, respectively, of Interim Bank Loans Payable. As of June 30, 2015, the Company had $31.3 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

General Information

Regulatory Matters

The rates we charge our water customers in Connecticut and Maine are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”), respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective June 30, 2015 were 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective June 30, 2015 were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves rates on a division-by-division basis.

In September 2014, Maine Water and the Coastal Mountain Land Trust entered into a Letter of Intent for the sale and donation of a conservation easement on 1,300 acres of watershed land in the Camden and Rockland Division.  The Letter of Intent contained three primary conditions: (1) MPUC approval for the accounting of the transaction in a manner acceptable to Maine Water, followed by (2) bondholder/trustee approval and (3) approval by the board of directors.  Coastal Mountain Land Trust has a condition of having to raise the necessary funds in two parts - which is currently expected to be during 2017 and in 2019.

In November 2014, Maine Water filed a request with the MPUC for the accounting treatment of the estimated $1.2 million net gain/tax benefits and in May 2015, Maine Water and the Office of the Public Advocate reached a settlement agreement where these benefits would be shared 50/50 between shareholder and customers of the Camden and Rockland Division. An additional provision was agreed upon that extended an existing rate stay-out period for this division through July 1, 2017.  The MPUC approved the settlement agreement through its Order dated July 10, 2015.

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

On July 24, 2015, Connecticut Water filed a WICA application with the PURA requesting a 1.15% surcharge to customers' bills, representing approximately $6.2 million in WICA related projects. If approved as filed, a cumulative WICA surcharge of 4.19% will be added to customer bills beginning on October 1, 2015.

On June 5, 2013, Connecticut’s General Assembly passed Public Act 13-78, “An Act Concerning Water Infrastructure and Conservation, Municipal Reporting Requirements and Unpaid Utility Accounts at Multi-Family Dwellings” (“PA 13-78”), which authorized a Water Revenue Adjustment (“WRA”) to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, PA 13-78 raised the cap for WICA charges to 10%, from 7.5%, between general rate cases and expands the eligible projects to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

Connecticut Water’s allowed revenues for the six months ended June 30, 2015, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $36.8 million. Through normal billing for the six months ended June 30, 2015, revenue for Connecticut Water would have been approximately $34.3 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $2.5 million in additional revenue for the six months ended June 30, 2015.

Maine Rates

Effective June 2013, a Water Infrastructure Charge (“WISC”) became available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. Because the MPUC sets rates for Maine Water on a division-by-division basis, the WISC must be implemented in the same manner. Maine Water currently has a WISC in place in nine of its ten divisions with expected annual revenue of $197,000. The previously approved WISC surcharge for the Biddeford and Saco division was folded into base rates upon the completion of the that division’s rate case.

On March 25, 2014, the MPUC approved a rate increase that was requested in June 2013 resulting in an annual increase of $340,000 in revenues for one of Maine Water’s divisions, which became effective on that date. Additionally, Maine Water filed for a general rate increase for its Biddeford and Saco division, its largest division, on November 5, 2014 requesting $1.7 million in additional revenues, offset by $700,000 in the first year due to the adoption of Internal Revenue Service (“IRS”) Revenue Procedure 2012-19 (“Repair Regulations”). Maine Water entered into a stipulation agreement (“Biddeford Stipulation Agreement”) with Maine’s Office of the Public Advocate which allowed for flow-through treatment of the Repair Regulations retroactive to January 1, 2014. As part of the Biddeford Stipulation Agreement, customers in the Biddeford and Saco division would receive the benefit of the Repair Regulations of approximately $880,000, over a three year period. Excluding the impact of the refund to customers, the Biddeford Stipulation Agreement calls for an annual increase in rates of approximately $1.3 million. MPUC issued a final decision related to the Biddeford Stipulation Agreement on March 13, 2015, with the new rates, and the first year of the refund, effective on March 10, 2015.

The MPUC also approved pension plan accounting for the Biddeford Saco division as part of the rate order. As a result, the Company made an adjustment to Goodwill reflecting the pension regulatory asset that was established as part of the order.

On October 30, 2014, Maine Water petitioned the MPUC for approval of an accounting order that would allow it to return to its customers a federal income tax refund stemming from the adoption of Repair Regulations to eight of its ten divisions, and to allow flow-through treatment of the repair deduction as of January 1, 2014. On February 26, 2015, the MPUC approved a stipulation between Maine Water and the Office of the Public Advocate (“Maine Water Stipulation Agreement”) that refunds $2.9 million to the customers of the eight divisions over a two year period starting no later than July 1, 2015, and allows the requested accounting treatment. In addition, Maine Water agreed not to file a general rate case during the two year refund period in any of the eight divisions that were allowed the refund. As part of the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement, Maine Water was required to determine the remaining deferred tax liabilities associated with the fixed assets which Maine Water would be deducting as part of the adoption of the Repair Regulations. All parties to the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement, and the MPUC, agreed that any benefit resulting from the elimination of deferred tax liabilities previously recorded on qualifying fixed assets subject to the Repair Regulation deduction, would be deferred and considered in a separate docket initiated after Maine Water had analyzed this additional deferred tax liability in more detail. The Company viewed the completion of the docket determining the ultimate disposition of the deferred tax liability associated with the qualifying fixed assets subject to the Repair Regulation deduction as materially linked to the flow through treatment granted in the MPUC’s order issued on February 26, 2015. On April 8, 2015, Maine Water filed a petition with the MPUC that asked for amortization of the identified deferred tax liabilities in each of its ten divisions. On June 16, 2015, Maine Water and the Office of the Public Advocate reached a settlement agreement that allowed for the amortization of these deferred tax liabilities over a one to nine year period, depending on the division. The MPUC approved this agreement on June 22, 2015, at which point Maine Water began the amortization based on the agreed upon schedule. With the completion of this docket, Maine Water recorded in the quarter ended June 30, 2015 the retroactive benefit associated with the flow through of Repair Regulations from January 1, 2014. The 2014 benefit reflected in the second quarter was approximately $931,000 or $0.09, per basic share outstanding.

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

The Company expects Net Income from its Water Activities segment to increase in 2015 over 2014 levels, based, in part, to flow-through accounting treatment of the repair regulations in Maine, revenue increases due to expected rate increases and the utilization of WISC in Maine and WICA in Connecticut, along with an increase in Net Income from our Real Estate segment as a result of a planned land donation.  The Company expects these increases to be partially offset by increases in pension and post-retirement benefit costs.

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

Borrowing Facilities

The Company maintains a $15.0 million line of credit agreement with CoBank, ACB (“CoBank”), that is currently scheduled to expire on July 1, 2016.  The Company maintains an additional line of credit of $20.0 million with RBS Citizens, N.A., with an expiration date of June 30, 2017.  As of June 30, 2015, the total lines of credit available to the Company were $35.0 million.  As of June 30, 2015 and December 31, 2014, the Company had $3.7 million and $2.0 million, respectively, of Interim Bank Loans Payable. As of June 30, 2015, the Company had $31.3 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

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

During the first half of 2015, the Company paid approximately $492,000 related to Connecticut Water Service’s Term Note Payable issued as part of the acquisition of Maine Water, approximately $421,000 in sinking funds related to Maine Water’s outstanding bonds and $20,000 related to a deceased bond holder.

Credit Rating

On February 19, 2015, Standard & Poor’s Ratings Services (“S&P”) affirmed its ‘A’ corporate credit rating on the Company. Additionally, S&P also affirmed the Company’s ratings outlook as stable.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) for all registered shareholders and for the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company’s appointment of a new common stock transfer agent. During the six months ended June 30, 2015 and 2014, plan participants invested $753,000 and $886,000, respectively, in additional shares as part of the DRIP.

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

As the Company looks forward to the remainder of 2015 and 2016, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery of costs through periodic WICA applications in Connecticut and WISC applications in Maine.  The total cost of that investment may exceed the amount of internally generated funds.  If so, the Company will consider external financing.  In order to maintain a balanced capital structure, we would consider both debt and equity issuances.

Results of Operations

Three months ended June 30
Net Income for the three months ended June 30, 2015 increased from the same period in the prior year by $1,185,000 to $8,675,000. Earnings per basic average common share increased by $0.10 to $0.79 during the three months ended June 30, 2015.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	June 30, 2015	June 30, 2014	Increase/(Decrease)
Water Activities	$8,300	$7,092	$1,208
Real Estate Transactions	—	—	—
Services and Rentals	375	398	(23)
Total	$8,675	$7,490	$1,185

The increase in the Water Activity segment’s Net Income was primarily due to rate increases in Maine associated with both general increases in the Biddeford and Saco division as well as continued utilization of WISC. In addition, recent MPUC regulatory decisions allowing for the treatment of tax benefits associated with the adoption of repair deduction along with the sharing of those benefits with customers helped drive the increase. See below for details of the increase:

Revenue

Revenue from our water customers increased by $1,165,000, or 4.6%, to $26,624,000 for the three months ended June 30, 2015 when compared to the same period in 2014.  The Company saw an increase in revenues due to rate increases in certain Maine Water divisions through regular rate increases and WISC surcharges. Additionally, revenues increased in Connecticut due to the benefit from increased WICA surcharges.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $676,000, or 6.4%, for the three months ended June 30, 2015 when compared to the same period of 2014. The following table presents the components of O&M expense (in thousands):

Expense Components	June 30, 2015	June 30, 2014	Increase / (Decrease)
Pension	$1,127	$648	$479
Outside services	798	539	259
Other benefits	387	184	203
Payroll	3,975	3,888	87
Investor relations	236	168	68
Maintenance	879	824	55
Utility Costs	903	854	49
Property and liability insurance	378	337	41
Regulatory commission expense	118	84	34
Post-retirement medical	118	160	(42)
Water treatment (including chemicals)	657	747	(90)
Customer	333	448	(115)
Vehicles	332	463	(131)
Mark-to-market	(331)	(45)	(286)
Other	1,269	1,204	65
Total	$11,179	$10,503	$676

The changes in individual items are described below:

•	Pension costs increased primarily due to updates to the mortality table and a decrease in the discount rates used in determining the 2015 expense;

•	Outside services increased primarily due to costs associated with the Company’s on-going cyber security and IT structure project discussed above;

•
Other benefits increased in the three months ended June 30, 2015 primarily due to the impact of fewer employee hours being charged to capital projects during the quarter when compared to the same period in 2014. Fringe benefits follow time charged, so if more hours are charged to capital projects, more benefits would follow those costs to the capital projects and decrease the Other benefits expense. Additionally, there was an increase in costs associated with an incentive program offered to non-officer employees;

•	Payroll costs increased primarily due to normal wage increases;

•
Investor relations costs were up during the three months ended June 30, 2015 primarily due to costs associated with investor outreach efforts and higher directors’ fees. These increases were partially offset by a decrease in costs associated with the Company’s proxy statement; and

•	Property and liability insurance increased due to an increase in premiums in 2015 when compared to 2014; and

•	Regulatory commission expense increased primarily related to costs associated with regulatory filings associated with Maine Water.

The increases described above were partially offset by the following decreases to O&M expense:

•
Mark-to-market represents the treatment of certain officers’ benefits based on fluctuations in the stock market and the effect that has on non-vested share based compensation. The decrease in Company’s stock price from December 31, 2014 to June 30, 2015 was larger than the decrease from December 31, 2013 to June 30, 2014, driving the mark-to-market expense down;

•	Customer costs decreased due to a reduction in uncollectible accounts as well as a decrease in costs associated with customer communications; and

•
Water treatment costs decreased primarily due to a reduction in laboratory testing costs as a result of Connecticut Water now performing most tests internally rather than through an outside vendor and a reduction in costs associated with disposal of certain treatment by-products. Maine Water has historically handled most of their laboratory testing in house.

The Company saw an approximate $323,000, or 11.4%, increase in its Depreciation expense from the three months ended June 30, 2015 compared to the same period in 2014.  The increase was primarily due to higher Utility Plant in Service as of June 30, 2015 compared to June 30, 2014 driven by WICA and WISC spending in Connecticut and Maine, respectively.

Income Tax expense decreased by $1,387,000 in the second quarter of 2015 when compared to the same period in 2014 due to a lower effective income tax rate. The Company’s effective tax rate decreased from 21.1% to 6.4% in the three months ended June 30, 2015 compared to the same period in 2014. The primary driver of the decreased effective tax rate was a credit of approximately $931,000 associated with the 2014 tax benefits being recognized as a result of the MPUC approval of a settlement agreement, as discussed above.

Other Income (Deductions), Net of Taxes decreased for the three months ended June 30, 2015 by $239,000. The primary driver of this decrease were an increase in costs related to the Company’s SERP, an increase in costs associated with corporate strategy and communication, and a decrease in rental income associated with some of our non-water properties. Additionally, there was a decrease in AFUDC during the three months ended June 30, 2015 related primarily to a reduction in the monthly balances of Construction Work in Progress through June 30, 2015 when compared to the same periods in 2014.

Total Interest and Debt Expense increased by $51,000 in the three months ended June 30, 2015 when compared to the same period in 2014. The primary reason for the increase in Interest and Debt Expense was the result of higher debt balances outstanding at at June 30, 2015 when compared to June 30, 2014.

Six months ended June 30
Net Income for the six months ended June 30, 2015 increased from the same period in the prior year by $1,302,000 to $11,778,000. Earnings per basic average common share increased by $0.11 to $1.07 during the six months ended June 30, 2015.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	June 30, 2015	June 30, 2014	Increase/(Decrease)
Water Activities	$11,034	$9,645	$1,389
Real Estate Transactions	—	—	—
Services and Rentals	744	831	(87)
Total	$11,778	$10,476	$1,302

The increase in the Water Activity segment’s Net Income was primarily due to the net effects of the variances listed below:

Revenue

Revenue from our water customers increased by $935,000, or 2.0%, to $46,654,000 for the six months ended June 30, 2015 when compared to the same period in 2014.  The Company saw an increase in revenues in Maine due to rate increases in certain Maine Water divisions through regular rate increases and WISC surcharges.  Finally, revenues increased due to the benefit from increased WICA surcharges in Connecticut.

Operation and Maintenance Expense

O&M expense increased by $1,333,000, or 6.3%, for the six months ended June 30, 2015 when compared to the same period of 2014. The following table presents the components of O&M expense (in thousands):

Expense Components	June 30, 2015	June 30, 2014	Increase / (Decrease)
Pension	$2,191	$1,297	$894
Outside services	1,731	1,020	711
Payroll	7,877	7,668	209
Investor relations	429	319	110
Maintenance	1,628	1,528	100
Property and liability insurance	756	678	78
Regulatory commission expense	221	169	52
Post-retirement medical	360	320	40
Utility costs	2,001	1,967	34
Rental expense	9	67	(58)
Customer	694	776	(82)
Vehicles	766	886	(120)
Water treatment (including chemicals)	1,297	1,439	(142)
Mark-to-market	(351)	(188)	(163)
Other benefits	341	769	(428)
Other	2,553	2,455	98
Total	$22,503	$21,170	$1,333

The changes in individual items are described below:

•	Pension costs and post-retirement medical costs each increased primarily due to updates to the mortality table and a decrease in the discount rates used in determining the 2015 expense;

•	Outside services increased primarily due to costs associated with the Company’s on-going cyber security and IT structure project discussed above;

•	Payroll costs increased primarily due to normal wage increases;

•
Investor relations costs were up during the six months ended June 30, 2015 primarily due to costs associated with investor outreach and higher directors’ fees. These increases were partially offset by a decrease in costs associated with the Company’s proxy statement;

•	Property and liability insurance increased due to an increase in premiums in 2015 when compared to 2014; and

•	Regulatory commission expense increased primarily related to costs associated with regulatory filings associated with Maine Water.

The increases described above were partially offset by the following decreases to O&M expense:

•
Other benefits decreased as a result of lower costs associated with the Company’s performance stock award plan for officers of the Company and a decrease in costs associated with an incentive program offered to non-officer employees;

•
Mark-to-market represents the treatment of certain officers’ benefits based on fluctuations in the stock market and the effect that has on non-vested share based compensation. The decrease in Company’s stock price from December 31, 2014 to June 30, 2015 was larger than the decrease from December 31, 2013 to June 30, 2014, driving the mark-to-market expense down;

•
Water treatment costs decreased primarily due to a reduction in laboratory testing costs as a result of Connecticut Water now performing most tests internally rather than through an outside vendor and a reduction in costs associated with disposal of certain treatment by-products. Maine Water has historically handled most of their testing in house; and

•	Customer costs decreased due to a reduction in uncollectible accounts as well as a decrease in costs associated with customer communications.

The Company saw an approximate $651,000, or 11.5%, increase in its Depreciation expense from the six months ended June 30, 2015 compared to the same period in 2014.  The primary driver of this increase was due to higher Utility Plant in Service as of June 30, 2015 compared to June 30, 2014.

Income Tax expense decreased by $2,822,000 in the six months ended June 30, 2015 when compared to the same period in 2014 due to a lower effective income tax rate. The Company’s effective tax rate decreased from 20.2% to (1.7)% in the six months ended June 30, 2015 compared to the same period in 2014. The primary reason for the decrease in the effective tax rate was the reversal of previously established reserves in the amount of $1,185,000 relating to the completion of an IRS review of our 2012 Federal tax return. Additionally, the Company recorded a credit of approximately $931,000 associated with the 2014 tax benefits being recognized as a result of the MPUC approval of a settlement agreement, as discussed above.

Other Income (Deductions), Net of Taxes decreased for the six months ended June 30, 2015 by $336,000. The primary drivers of this decrease were an increase in costs related to the Company’s SERP and higher costs associated with a planned expansion of our Linebacker program to non-Connecticut Water customers. Additionally, there was a decrease in AFUDC during the six months ended June 30, 2015 related primarily to a reduction in the monthly balances of Construction Work in Progress through June 30, 2015 when compared to the same periods in 2014.

Total Interest and Debt Expense increased by $68,000 in the six months ended June 30, 2015 when compared to the same period in 2014. The primary reason for the increase in Interest and Debt Expense was the result of higher debt balances outstanding at June 30, 2015 when compared to June 30, 2014.

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

On the 2012 Federal tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS’ temporary tangible property regulations.  This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations.  On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of $1,185,000. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. Through June 30, 2015, the Company has recorded, as required by FASB ASC 740, a provision of $5.2 million for a portion of the benefit that is not being returned to customers resulting from any possible future tax authority challenge.

The Company remains subject to examination by federal tax authorities for the 2011 through 2013 tax years; and the State of Maine’s tax authorities for the 2009 through 2013 tax years.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $35.0 million of variable rate lines of credit with two banks, under which the Company had $3.7 million of interim bank loans payable at June 30, 2015.

As of June 30, 2015, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II, Item 1A: Risk Factors

Information about the material risks related to our business, financial condition and results of operations for the six months ended June 30, 2015 does not materially differ from that set out under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as the information provided elsewhere in this report. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company’s business operations, financial condition or operating results.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended June 30, 2015.

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

Connecticut Water Service, Inc. (Registrant)

Date:	August 7, 2015	By: /s/ David C. Benoit
David C. Benoit Senior Vice President – Finance and Chief Financial Officer

Date:	August 7, 2015	By: /s/ Nicholas A. Rinaldi
Nicholas A. Rinaldi Controller