Form 10-Q
period 2015-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 2015-11-06
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015 or

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
11,181,070
Number of shares of common stock outstanding, November 1, 2015
(Includes 201,983 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
September 30, 2015

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	September 30, 2015	December 31, 2014
Utility Plant	$710,034	$685,654
Construction Work in Progress	16,641	9,304
	726,675	694,958
Accumulated Provision for Depreciation	(197,713)	(188,019)
Net Utility Plant	528,962	506,939
Other Property and Investments	7,995	8,271
Cash and Cash Equivalents	2,186	2,475
Accounts Receivable (Less Allowance, 2015 - $1,060; 2014 - $1,202)	12,978	11,971
Accrued Unbilled Revenues	10,115	8,283
Materials and Supplies, at Average Cost	2,108	1,486
Prepayments and Other Current Assets	11,871	11,953
Total Current Assets	39,258	36,168
Restricted Cash	14	—
Unamortized Debt Issuance Expense	5,910	6,292
Unrecovered Income Taxes - Regulatory Asset	73,218	57,331
Pension Benefits - Regulatory Asset	13,517	13,713
Post-Retirement Benefits Other Than Pension - Regulatory Asset	2,585	2,626
Goodwill	30,427	31,685
Deferred Charges and Other Costs	8,555	8,164
Total Regulatory and Other Long-Term Assets	134,226	119,811
Total Assets	$710,441	$671,189
CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2015 - 11,180,146; 2014 - 11,124,630	$143,481	$141,684
Retained Earnings	81,147	69,370
Accumulated Other Comprehensive (Loss)	(1,604)	(1,603)
Common Stockholders’ Equity	223,024	209,451
Preferred Stock	772	772
Long-Term Debt	176,679	176,601
Total Capitalization	400,475	386,824
Current Portion of Long-Term Debt	2,597	2,457
Interim Bank Loans Payable	11,442	1,991
Accounts Payable and Accrued Expenses	9,744	10,019
Accrued Interest	1,442	693
Current Portion of Refund to Customers - Regulatory Liability	4,676	6,079
Other Current Liabilities	2,346	2,383
Total Current Liabilities	32,247	23,622
Advances for Construction	23,195	26,718
Deferred Federal and State Income Taxes	50,667	53,322
Unfunded Future Income Taxes	70,284	56,919
Long-Term Compensation Arrangements	37,770	35,748
Unamortized Investment Tax Credits	1,283	1,339
Refund to Customers - Regulatory Liability	1,457	1,550
Other Long-Term Liabilities	4,158	776
Total Long-Term Liabilities	188,814	176,372
Contributions in Aid of Construction	88,905	84,371
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$710,441	$671,189

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2015 and 2014
(Unaudited)
(In thousands, except per share amounts)

	2015	2014
Operating Revenues	$28,444	$27,554
Operating Expenses
Operation and Maintenance	12,185	10,871
Depreciation	3,228	2,947
Income Tax Expense	1,283	2,062
Taxes Other Than Income Taxes	2,294	2,169
Total Operating Expenses	18,990	18,049
Net Operating Revenues	9,454	9,505
Other Utility Income, Net of Taxes	255	177
Total Utility Operating Income	9,709	9,682
Other Income (Deductions), Net of Taxes
Gain on Real Estate Transactions	351	4
Non-Water Sales Earnings	296	378
Allowance for Funds Used During Construction	129	150
Other	(54)	(165)
Total Other Income, Net of Taxes	722	367
Interest and Debt Expense
Interest on Long-Term Debt	1,754	1,766
Other Interest Income, Net	(105)	(168)
Amortization of Debt Expense and Premium, Net	27	3
Total Interest and Debt Expense	1,676	1,601
Net Income	8,755	8,448
Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$8,745	$8,438
Weighted Average Common Shares Outstanding:
Basic	10,970	10,902
Diluted	11,171	11,102
Earnings Per Common Share:
Basic	$0.80	$0.78
Diluted	$0.79	$0.76
Dividends Per Common Share	$0.2675	$0.2575

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)
(In thousands, except per share amounts)

	2015	2014
Operating Revenues	$75,098	$73,273
Operating Expenses
Operation and Maintenance	34,688	32,041
Depreciation	9,525	8,593
Income Tax Expense	795	4,396
Taxes Other Than Income Taxes	6,722	6,557
Total Operating Expenses	51,730	51,587
Net Operating Revenues	23,368	21,686
Other Utility Income, Net of Taxes	615	564
Total Utility Operating Income	23,983	22,250
Other Income (Deductions), Net of Taxes
Gain on Real Estate Transactions	351	4
Non-Water Sales Earnings	1,040	1,209
Allowance for Funds Used During Construction	327	417
Other	(165)	(96)
Total Other Income, Net of Taxes	1,553	1,534
Interest and Debt Expense
Interest on Long-Term Debt	5,291	5,285
Other Interest Income, Net	(369)	(490)
Amortization of Debt Expense and Premium, Net	81	65
Total Interest and Debt Expense	5,003	4,860
Net Income	20,533	18,924
Preferred Stock Dividend Requirement	29	29
Net Income Applicable to Common Stock	$20,504	$18,895
Weighted Average Common Shares Outstanding:
Basic	10,951	10,886
Diluted	11,157	11,083
Earnings Per Common Share:
Basic	$1.87	$1.74
Diluted	$1.84	$1.70
Dividends Per Common Share	$0.7825	$0.7525

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014
Net Income	$8,755	$8,448
Other Comprehensive (Loss)/Income, net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(31) and $(61) in 2015 and 2014	48	14
Unrealized (loss) on investments, net of tax benefit of $44 and $9 in 2015 and 2014	(70)	(14)
Other Comprehensive (Loss)/Income, net of tax	(22)	—
Comprehensive Income	$8,733	$8,448

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014
Net Income	$20,533	$18,924
Other Comprehensive (Loss)/Income, net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(92) and $(87) in 2015 and 2014	117	136
Unrealized (loss) gain on investments, net of tax benefit (expense) of $75 and $(15) in 2015 and 2014	(118)	24
Other Comprehensive (Loss)/Income, net of tax	(1)	160
Comprehensive Income	$20,532	$19,084

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended September 30, 2015 and 2014
(Unaudited)
(In thousands, except per share amounts)

	2015	2014
Balance at Beginning of Period	$75,386	$64,259
Net Income	8,755	8,448
	84,141	72,707
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	7	7
Common Stock - 2015 $0.2675 per share; 2014 $0.2575 per share	2,984	2,855
	2,994	2,865
Balance at End of Period	$81,147	$69,842

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)
(In thousands, except per share amounts)

	2015	2014
Balance at Beginning of Period	$69,370	$59,277
Net Income	20,533	18,924
	89,903	78,201
Dividends Declared:
Cumulative Preferred, Class A, $0.60 per share	9	9
Cumulative Preferred, Series $0.90, $0.675 per share	20	20
Common Stock - 2015 $0.7825 per share; 2014 $0.7525 per share	8,727	8,330
	8,756	8,359
Balance at End of Period	$81,147	$69,842

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014
Operating Activities:
Net Income	$20,533	$18,924
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by
Operating Activities:
Deferred Revenues	(3,395)	(4,291)
Provision for Deferred Income Taxes and Investment Tax Credits, Net	(4,844)	6,385
Allowance for Funds Used During Construction	(327)	(417)
Depreciation and Amortization (including $590 and $599 in 2015 and 2014, respectively, charged to other accounts)	10,115	9,192
Gain on Real Estate Transactions	(351)	(4)
Change in Assets and Liabilities:
Increase in Accounts Receivable and Accrued Unbilled Revenues	(2,838)	(2,525)
Increase in Prepaid Income Taxes and Prepayments and Other Current Assets	(571)	(6,625)
Decrease (Increase) in Other Non-Current Items	10,778	(1,336)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	(1,648)	524
Total Adjustments	6,919	903
Net Cash and Cash Equivalents Provided by Operating Activities	27,452	19,827
Investing Activities:
Net Additions to Utility Plant Used in Continuing Operations	(30,260)	(31,069)
Proceeds from the Sale of Land	6	7
Release of Restricted Cash	—	4,488
Net Cash and Cash Equivalents Used in Investing Activities	(30,254)	(26,574)
Financing Activities:
Net Proceeds from Interim Bank Loans	11,442	693
Net Repayment of Interim Bank Loans	(1,991)	—
Proceeds from the Issuance of Long-Term Debt	1,849	—
Costs to Issue Long-Term Debt and Common Stock	(5)	—
Proceeds from Issuance of Common Stock	1,134	1,295
Repayment of Long-Term Debt Including Current Portion	(1,319)	(3,866)
Advances from Others for Construction	159	239
Cash Dividends Paid	(8,756)	(8,359)
Net Cash and Cash Equivalents Provided by (Used in) Financing Activities	2,513	(9,998)
Net Decrease in Cash and Cash Equivalents	(289)	(16,745)
Cash and Cash Equivalents at Beginning of Period	2,475	18,371
Cash and Cash Equivalents at End of Period	$2,186	$1,626
Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$966	$768
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$4,306	$4,250
State and Federal Income Taxes	$437	$1,135

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. (the “Company”) and its wholly-owned subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Company’s primary operating subsidiaries are: The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”). The Biddeford & Saco Water Company (“BSWC”) was merged with and into Maine Water, with Maine Water remaining as the surviving entity, effective January 1, 2014. The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2014 (the “10-K”) and as updated in the Company’s Quarterly Report on Forms 10-Q for the periods ending March 31, 2015 and June 30, 2015, respectively.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

Regulatory Matters

The rates we charge our water customers in Connecticut and Maine are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”), respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective September 30, 2015, were 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective September 30, 2015, were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis.

A newly passed water revenue adjustment mechanism law in Maine became effective on October 15, 2015. As discussed below, Maine Water is currently precluded from seeking new rates due to various agreements with the MPUC. Maine Water is currently evaluating how and when this new mechanism can be implemented.

In September 2014, Maine Water and the Coastal Mountain Land Trust entered into a Letter of Intent for the sale and donation of a conservation easement on 1,300 acres of watershed land in the Camden and Rockland Division.  The Letter of Intent contained three primary conditions: (1) MPUC approval for the accounting of the transaction in a manner acceptable to Maine Water, followed by (2) bondholder/trustee approval and (3) approval by the board of directors.  Coastal Mountain Land Trust has a condition of having to raise the necessary funds in two parts - which is currently expected to occur during 2017 and in 2019.

In November 2014, Maine Water filed a request with the MPUC for the accounting treatment of the estimated $1.2 million net gain/tax benefits related to the easement donation and in May 2015, Maine Water and the Office of the Public Advocate reached a settlement agreement where these benefits would be shared equally between shareholder and customers of the Camden and Rockland Division. An additional provision was agreed upon that extended an existing rate stay-out period for this division through July 1, 2017.  The MPUC approved the settlement agreement through its order dated July 10, 2015.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On January 28, 2015, Connecticut Water filed a WICA application with the PURA requesting a 1.35% surcharge to customers' bills, representing approximately $11.2 million in WICA related projects. On February 23, 2015, Connecticut Water filed for a 0.10% reconciliation adjustment for the 2014 shortfall in WICA. On March 25 and 27, 2015, the PURA approved the reconciliation adjustment and the WICA application, respectively. Effective April 1, 2015, the cumulative WICA surcharge was 3.04%.

On July 24, 2015, Connecticut Water filed a WICA application with the PURA requesting a 1.15% surcharge to customers' bills, representing approximately $6.2 million in WICA related projects. On September 23, 2015, the PURA approved the WICA application as filed and a cumulative WICA surcharge of 4.19% was added to customer bills beginning on October 1, 2015.

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

Connecticut Water’s allowed revenues for the nine months ended September 30, 2015, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $59.1 million. Through normal billing for the nine months ended September 30, 2015, revenue for Connecticut Water would have been approximately $55.5 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $3.6 million in additional revenue for the nine months ended September 30, 2015.

Maine Rates

Effective June 2013, a Water Infrastructure Charge (“WISC”) became available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. Because the MPUC sets rates for Maine Water on a division-by-division basis, the WISC must be implemented in the same manner. Maine Water currently has a WISC in place in nine of its ten divisions with expected annual revenue of $265,000. Approximately $68,000 of the WISC increase will become effective in the fourth quarter of 2015. The previously approved WISC surcharge for the Biddeford and Saco division was folded into base rates upon the completion of that division’s rate case.

On March 25, 2014, the MPUC approved a rate increase that was requested in June 2013 resulting in an annual increase of $340,000 in revenues for one of Maine Water’s divisions, which became effective on that date. Additionally, on November 5, 2014, Maine Water filed for a general rate increase for its Biddeford and Saco division, its largest division, requesting $1.7 million in additional revenues, offset by $700,000 in the first year due to the adoption of Internal Revenue Service (“IRS”) Revenue Procedure 2012-19 (“Repair Regulations”). Maine Water entered into a stipulation agreement (“Biddeford Stipulation Agreement”) with Maine’s Office of the Public Advocate which allowed for flow-through treatment of the Repair Regulations retroactive to January 1, 2014. As part of the Biddeford Stipulation Agreement, customers in the Biddeford and Saco division would receive the benefit of the Repair Regulations of approximately $880,000, over a three year period. Excluding the impact of the refund to customers, the Biddeford Stipulation Agreement calls for an annual increase in rates of approximately $1.3 million. MPUC issued a final decision related to the Biddeford Stipulation Agreement on March 13, 2015, with the new rates, and the first year of the refund, effective on March 10, 2015.

The MPUC also approved pension plan accounting for the Biddeford Saco division as part of the rate order. As a result, the Company made an adjustment to Goodwill reflecting the pension regulatory asset that was established as part of the order.

On October 30, 2014, Maine Water petitioned the MPUC for approval of an accounting order that would allow it to return to its customers a federal income tax refund stemming from the adoption of Repair Regulations to eight of its ten divisions, and to allow flow-through treatment of the repair deduction as of January 1, 2014. On February 26, 2015, the MPUC approved a stipulation between Maine Water and the Office of the Public Advocate (“Maine Water Stipulation Agreement”) that refunds $2.9 million to the customers of the eight divisions over a two year period starting no later than July 1, 2015, and allows the requested accounting treatment. In addition, Maine Water agreed not to file a general rate case during the two year refund period in any of the eight divisions that were allowed the refund. As part of the Biddeford Stipulation Agreement and the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Maine Water Stipulation Agreement, Maine Water was required to determine the remaining deferred tax liabilities associated with the fixed assets which Maine Water would be deducting as part of the adoption of the Repair Regulations. All parties to the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement, and the MPUC, agreed that any benefit resulting from the elimination of deferred tax liabilities previously recorded on qualifying fixed assets subject to the Repair Regulation deduction, would be deferred and considered in a separate docket initiated after Maine Water had analyzed this additional deferred tax liability in more detail. The Company viewed the completion of the docket determining the ultimate disposition of the deferred tax liability associated with the qualifying fixed assets subject to the Repair Regulation deduction as materially linked to the flow-through treatment granted in the MPUC’s order issued on February 26, 2015. On April 8, 2015, Maine Water filed a petition with the MPUC that asked for amortization of the identified deferred tax liabilities in each of its ten divisions. On June 16, 2015, Maine Water and the Office of the Public Advocate reached a settlement agreement that allowed for the amortization of these deferred tax liabilities over a one to nine year period, depending on the division. The MPUC approved this agreement on June 22, 2015, at which point Maine Water began the amortization based on the agreed upon schedule. With the completion of this docket, Maine Water recorded in the quarter ended June 30, 2015 the retroactive benefit associated with the flow-through of Repair Regulations from January 1, 2014. The 2014 benefit, reflected in the second quarter of 2015, was approximately $931,000, or $0.09 per basic share outstanding.

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and nine months ended September 30, 2015 and 2014.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30,	2015	2014	2015	2014
Service Cost	$538	$395	$1,614	$1,371
Interest Cost	778	789	2,335	2,315
Expected Return on Plan Assets	(961)	(896)	(2,885)	(2,674)
Amortization of:
Prior Service Cost	4	19	12	55
Net Recognized Loss	744	443	2,234	989
Net Periodic Benefit Cost	$1,103	$750	$3,310	$2,056

The Company did not plan to make a contribution to its defined benefit pension plan in 2015 for the 2014 plan year, as allowed by the plan’s current funding status.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30,	2015	2014	2015	2014
Service Cost	$114	$63	$343	$371
Interest Cost	141	150	423	470
Expected Return on Plan Assets	(81)	(75)	(243)	(229)
Other	57	57	169	169
Amortization of:
Prior Service Credit	(142)	(203)	(428)	(605)
Recognized Net Loss	97	120	290	256
Net Periodic Benefit Cost	$186	$112	$554	$432

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of stock awards):

Three months ended September 30,	2015	2014
Common Shares Outstanding End of Period:	11,180,146	11,111,444
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	10,970,107	10,901,934
Diluted	11,170,813	11,101,610

Basic Earnings per Share	$0.80	$0.78
Dilutive Effect of Stock Awards	(0.01)	(0.02)
Diluted Earnings per Share	$0.79	$0.76

Nine months ended September 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	10,950,837	10,885,988
Diluted	11,157,400	11,082,812

Basic Earnings per Share	$1.87	$1.74
Dilutive Effect of Stock Awards	(0.03)	(0.04)
Diluted Earnings per Share	$1.84	$1.70

Total unrecognized compensation expense for all stock awards was approximately $1.0 million as of September 30, 2015 and will be recognized over a weighted average period of 1.4 years.

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

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

should measure inventory that is within scope at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged under the updated guidance for inventory that is measured using last-in, last-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers would now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015, and should be applied prospectively to adjustments for provisional amounts that occur after the effective date with early adoption permitted for financial statements that have not been issued. The Company is currently assessing the impact of this standard on its consolidated financial statements and footnote disclosures, but does not expect that the adoption of this guidance will materially impact our consolidated financial position.

5.	Accumulated Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the three months ended September 30, 2015 and 2014 are as follows (in thousands):

Three months ended September 30, 2015	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$250	$(1,832)	$(1,582)
Other Comprehensive (Loss) Income Before Reclassification	(71)	1	(70)
Amounts Reclassified from AOCI	—	48	48
Net current-period Other Comprehensive (Loss) Income	(71)	49	(22)
Ending Balance	$179	$(1,783)	$(1,604)

Three months ended September 30, 2014	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$297	$(252)	$45
Other Comprehensive (Loss) Income Before Reclassification	(14)	—	(14)
Amounts Reclassified from AOCI	—	14	14
Net current-period Other Comprehensive (Loss) Income	(14)	14	—
Ending Balance	$283	$(238)	$45

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in AOCI by component, net of tax, for the nine months ended September 30, 2015 and 2014 are as follows (in thousands):

Nine months ended September 30, 2015	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$298	$(1,901)	$(1,603)
Other Comprehensive (Loss) Before Reclassification	(194)	(64)	(258)
Amounts Reclassified from AOCI	75	182	257
Net current-period Other Comprehensive (Loss) Income	(119)	118	(1)
Ending Balance	$179	$(1,783)	$(1,604)

Nine months ended September 30, 2014	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$259	$(374)	$(115)
Other Comprehensive Income Before Reclassification	13	—	13
Amounts Reclassified from AOCI	11	136	147
Net current-period Other Comprehensive Income	24	136	160
Ending Balance	$283	$(238)	$45

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statements of Income for the three months ended September 30, 2015 and 2014 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Three Months Ended September 30, 2015(a)	Amounts Reclassified from AOCI Three Months Ended September 30, 2014(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$—	$—	Other Income
Tax expense	—	—	Other Income
	—	—

Amortization of Recognized Net Gain from Defined Benefit Items	79	75	Other Income (b)
Tax expense	(31)	(61)	Other Income
	48	14

Total Reclassifications for the period, net of tax	$48	$14

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2015 and 2014 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Nine Months Ended September 30, 2015(a)	Amounts Reclassified from AOCI Nine Months Ended September 30, 2014(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$128	$18	Other Income
Tax expense	(53)	(7)	Other Income
	75	11

Amortization of Recognized Net Gain from Defined Benefit Items	275	223	Other Income (b)
Tax expense	(93)	(87)	Other Income
	182	136

Total Reclassifications for the period, net of tax	$257	$147

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Long-Term Debt

Long-Term Debt at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

		2015	2014
Connecticut Water Service, Inc.:
4.09%	Term Loan Note	$14,724	$15,466
The Connecticut Water Company:
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.10%	2009 A Series, Due 2039	19,930	19,950
5.00%	2011 A Series, Due 2021	23,349	23,483
3.16%	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	CoBank Note Payable, Due 2033	14,550	14,550
Total The Connecticut Water Company		134,489	134,643
The Maine Water Company:
8.95%	1994 Series G, Due 2024	9,000	9,000
2.68%	1999 Series J, Due 2019	339	424
0.00%	2001 Series K, Due 2031	656	698
2.58%	2002 Series L, Due 2022	75	83
1.53%	2003 Series M, Due 2023	361	381
1.73%	2004 Series N, Due 2024	401	431
0.00%	2004 Series O, Due 2034	127	133
1.76%	2006 Series P, Due 2026	411	431
1.57%	2009 Series R, Due 2029	227	237
0.00%	2009 Series S, Due 2029	628	672
0.00%	2009 Series T, Due 2029	1,760	1,886
0.00%	2012 Series U, Due 2042	160	165
1.00%	2013 Series V, Due 2033	1,360	1,385
2.52%	CoBank Note Payable, Due 2017	1,965	1,965
4.24%	CoBank Note Payable, Due 2024	4,500	4,500
7.72%	BSWC Series L, Due 2018	2,250	2,250
2.40%	BSWC Series N, Due 2022	1,176	1,251
1.86%	BSWC Series O, Due 2025	830	846
2.23%	BSWC Series P, Due 2028	1,324	1,354
0.01%	BSWC Series Q, Due 2035	1,864	—
Various	Various Capital Leases	22	37
Total The Maine Water Company		29,436	28,129
Add: Acquisition Fair Value Adjustment		627	820
Less: Current Portion		(2,597)	(2,457)
Total Long-Term Debt		$176,679	$176,601

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 22, 2014, Maine Water and CoBank, ACB (“CoBank”) entered into an amendment to Amended and Restated Master Loan Agreement by and between Maine Water and CoBank, dated as of December 1, 2012 (the “Agreement”) pursuant to which CoBank loaned Maine Water $4,500,000. Maine Water used the proceeds of the above described loan from CoBank to refinance existing debt and to finance capital expenditures.

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

During the first nine months of 2015, the Company paid approximately $742,000 related to Connecticut Water Service’s Term Note Payable issued as part of the acquisition of Maine Water, approximately $557,000 in sinking funds related to Maine Water’s outstanding bonds and $20,000 related to a deceased bond holder.

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company and its subsidiaries were in compliance with all covenants at September 30, 2015.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,847	$—	$2,847
Money Market Fund	66	—	—	66
Mutual Funds:
Equity Funds (1)	1,425	—	—	1,425
Fixed Income Funds (2)	513	—	—	513
Total	$2,004	$2,847	$—	$4,851

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

Long-Term Debt – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of September 30, 2015 and December 31, 2014, the estimated fair value of the Company’s long-term debt was $191,086,000 and $189,942,000, respectively, as compared to the carrying amounts of $176,679,000 and $176,601,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is a benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

Advances for Construction – Customer advances for construction had a carrying amount of $23,195,000 and $26,718,000 at September 30, 2015 and December 31, 2014, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

The Company operates principally in three business segments: Water Activities, Real Estate Transactions, and Services and Rentals. Financial data for the segments is as follows (in thousands):

Three months ended September 30, 2015
Segment	Revenues	Pre-Tax Income	Income Tax Expense (Benefit)	Net Income
Water Activities	$28,920	$9,337	$1,229	$8,108
Real Estate Transactions	6	(9)	(360)	351
Services and Rentals	1,573	479	183	296
Total	$30,499	$9,807	$1,052	$8,755

Three months ended September 30, 2014
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$27,895	$10,054	$1,988	$8,066
Real Estate Transactions	7	7	3	4
Services and Rentals	1,503	634	256	378
Total	$29,405	$10,695	$2,247	$8,448

Nine months ended September 30, 2015
Segment	Revenues	Pre-Tax Income	Income Tax Expense (Benefit)	Net Income
Water Activities	$76,227	$19,722	$580	$19,142
Real Estate Transactions	6	(9)	(360)	351
Services and Rentals	4,398	1,674	634	1,040
Total	$80,631	$21,387	$854	$20,533

Nine months ended September 30, 2014
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Activities	$74,325	$21,809	$4,098	$17,711
Real Estate Transactions	7	7	3	4
Services and Rentals	4,391	1,999	790	1,209
Total	$78,723	$23,815	$4,891	$18,924

The revenues shown in Water Activities above consisted of revenues from water customers of $28,444,000 and $27,554,000 for the three months ended September 30, 2015 and 2014, respectively. Additionally, there were revenues associated with utility plant leased to others of $476,000 and $341,000 for the three months ended September 30, 2015 and 2014, respectively. The revenues from water customers for the three months ended September 30, 2015 and 2014 include $1,111,000 and $1,678,000 in additional revenues related to the implementation of the WRA, respectively. The revenues shown in Water Activities above consisted of revenues from water customers of $75,098,000 and $73,273,000 for the nine months ended September 30, 2015 and 2014, respectively. Additionally, there were revenues associated with utility plant leased to others of $1,129,000 and $1,052,000 for the nine months ended September 30, 2015 and 2014, respectively. The revenues from water customers for the nine months ended September 30, 2015 and 2014 include $3,574,000 and $4,471,000 in additional revenues related to the implementation of the WRA, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets by segment (in thousands):

	September 30, 2015	December 31, 2014
Total Plant and Other Investments:
Water Activities	$536,325	$514,606
Non-Water	632	605
	536,957	515,211
Other Assets:
Water Activities	172,652	152,929
Non-Water	832	3,049
	173,484	155,978
Total Assets	$710,441	$671,189

9.	Income Taxes

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

On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed beginning in the fourth quarter of 2013.  On March 24, 2015, the Company was notified by the Connecticut Department of Revenue Services that the audit was expanded to include the 2012 and 2013 tax years. The State focused its review on tax credits associated with fixed capital investment. The Company and the State have come to an agreement regarding investments eligible for the credit. The closing agreement was executed on May 4, 2015. The Company had previously recorded a provision for the possible disallowance of these credits and, therefore, there was minimal impact in 2015.

On the 2012 Federal tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS’ temporary tangible property regulations.  This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations.  On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of $1,185,000. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. Through September 30, 2015, the Company has recorded, as required by FASB ASC 740, a provision of $5.3 million for a portion of the benefit that is not being returned to customers resulting from any possible future tax authority challenge.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company’s Condensed Consolidated Statements of Income.  There were no such charges for the nine months ended September 30, 2015 and 2014.  Additionally, there were no accruals relating to interest or penalties as of September 30, 2015 and December 31, 2014.  The Company remains subject to examination by federal tax authorities for the 2013 and 2014 tax years; the State of Maine’s tax authorities for the 2012 through 2014 tax years; and the State of Connecticut’s tax authorities for the 2014 tax year.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2015 Federal Tax Return to be filed in September 2016.  As a result, through the third quarter of 2015, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2015 and has reflected that deduction in its effective tax rate at 75%, which is consistent with prior periods, of the expected $16 million of infrastructure improvement, net of any reserves.  Consistent with other differences between book and tax expenditures, the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company is required to use the flow-through method to account for any timing differences not required by the IRS to be normalized.

The Company’s effective income tax rate for the three months ended September 30, 2015 and 2014 was 10.7% and 21.0%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the quarter, was 8.3% for the three months ended September 30, 2015. These discrete items include adjustments related to the provisions for the repair deduction in both Connecticut and Maine and a change in estimate of prior year tax expense. The blended Federal and State statutory income tax rates during each period were 41%. In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations.

The Company’s effective income tax rate for the nine months ended September 30, 2015 and 2014 was 4.0% and 20.5%, respectively. The Company’s effective tax rate, excluding discrete items, was 10.1% for the nine months ended September 30, 2015. These discrete items include adjustments related to the provisions for the repair deduction, change in estimate of prior year tax expense, and a credit of approximately $931,000 associated with the 2014 tax benefits being recognized as a result of the MPUC approval of a settlement agreement. The blended Federal and State statutory income tax rates during each period were 41%. In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations.

10.	Lines of Credit

The Company maintains a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2020.  The Company maintains an additional line of credit of $20.0 million with RBS Citizens, N.A., with an expiration date of June 30, 2017.  As of September 30, 2015, the total lines of credit available to the Company were $35.0 million.  As of September 30, 2015 and December 31, 2014, the Company had $11.4 million and $2.0 million, respectively, of Interim Bank Loans Payable. As of September 30, 2015, the Company had $23.6 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

General Information

Regulatory Matters

The rates we charge our water customers in Connecticut and Maine are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”), respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective September 30, 2015, were 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective September 30, 2015, were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves rates on a division-by-division basis.

A newly passed water revenue adjustment mechanism law in Maine became effective on October 15, 2015. As discussed below, Maine Water is currently precluded from seeking new rates due to various agreements with the MPUC. Maine Water is currently evaluating how and when this new mechanism can be implemented.

In September 2014, Maine Water and the Coastal Mountain Land Trust entered into a Letter of Intent for the sale and donation of a conservation easement on 1,300 acres of watershed land in the Camden and Rockland Division.  The Letter of Intent contained three primary conditions: (1) MPUC approval for the accounting of the transaction in a manner acceptable to Maine Water, followed by (2) bondholder/trustee approval and (3) approval by the board of directors.  Coastal Mountain Land Trust has a condition of having to raise the necessary funds in two parts - which is currently expected to occure during 2017 and in 2019.

In November 2014, Maine Water filed a request with the MPUC for the accounting treatment of the estimated $1.2 million net gain/tax benefits related to the easement donation and in May 2015, Maine Water and the Office of the Public Advocate reached a settlement agreement where these benefits would be shared 50/50 between shareholder and customers of the Camden and Rockland Division. An additional provision was agreed upon that extended an existing rate stay-out period for this division through July 1, 2017.  The MPUC approved the settlement agreement through its order dated July 10, 2015.

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

On January 28, 2015, Connecticut Water filed a WICA application with the PURA requesting a 1.35% surcharge to customers' bills, representing approximately $11.2 million in WICA related projects. On February 23, 2015, Connecticut Water filed for a 0.10% reconciliation adjustment for the 2014 shortfall in WICA. On March 25 and 27, 2015, the PURA approved the reconciliation adjustment and the WICA application, respectively. Effective April 1, 2015, the cumulative WICA surcharge was 3.04%.

On July 24, 2015, Connecticut Water filed a WICA application with the PURA requesting a 1.15% surcharge to customers' bills, representing approximately $6.2 million in WICA related projects. On September 23, 2015, the PURA approved the WICA application as filed and a cumulative WICA surcharge of 4.19% was added to customer bills beginning on October 1, 2015.

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

Connecticut Water’s allowed revenues for the nine months ended September 30, 2015, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $59.1 million. Through normal billing for the nine months ended September 30, 2015, revenue for Connecticut Water would have been approximately $55.5 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $3.6 million in additional revenue for the nine months ended September 30, 2015.

Maine Rates

Effective June 2013, a Water Infrastructure Charge (“WISC”) became available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. Because the MPUC sets rates for Maine Water on a division-by-division basis, the WISC must be implemented in the same manner. Maine Water currently has a WISC in place in nine of its ten divisions with expected annual revenue of $265,000. Approximately $68,000 of the WISC increase will become effective in the fourth quarter of 2015. The previously approved WISC surcharge for the Biddeford and Saco division was folded into base rates upon the completion of that division’s rate case.

On March 25, 2014, the MPUC approved a rate increase that was requested in June 2013 resulting in an annual increase of $340,000 in revenues for one of Maine Water’s divisions, which became effective on that date. Additionally, on November 5, 2014, Maine Water filed for a general rate increase for its Biddeford and Saco division, its largest division, requesting $1.7 million in additional revenues, offset by $700,000 in the first year due to the adoption of Internal Revenue Service (“IRS”) Revenue Procedure 2012-19 (“Repair Regulations”). Maine Water entered into a stipulation agreement (“Biddeford Stipulation Agreement”) with Maine’s Office of the Public Advocate which allowed for flow-through treatment of the Repair Regulations retroactive to January 1, 2014. As part of the Biddeford Stipulation Agreement, customers in the Biddeford and Saco division would receive the benefit of the Repair Regulations of approximately $880,000, over a three year period. Excluding the impact of the refund to customers, the Biddeford Stipulation Agreement calls for an annual increase in rates of approximately $1.3 million. MPUC issued a final decision related to the Biddeford Stipulation Agreement on March 13, 2015, with the new rates, and the first year of the refund, effective on March 10, 2015.

The MPUC also approved pension plan accounting for the Biddeford Saco division as part of the rate order. As a result, the Company made an adjustment to Goodwill reflecting the pension regulatory asset that was established as part of the order.

On October 30, 2014, Maine Water petitioned the MPUC for approval of an accounting order that would allow it to return to its customers a federal income tax refund stemming from the adoption of Repair Regulations to eight of its ten divisions, and to allow flow-through treatment of the repair deduction as of January 1, 2014. On February 26, 2015, the MPUC approved a stipulation between Maine Water and the Office of the Public Advocate (“Maine Water Stipulation Agreement”) that refunds $2.9 million to the customers of the eight divisions over a two year period starting no later than July 1, 2015, and allows the requested accounting treatment. In addition, Maine Water agreed not to file a general rate case during the two year refund period in any of the eight divisions that were allowed the refund. As part of the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement, Maine Water was required to determine the remaining deferred tax liabilities associated with the fixed assets which Maine Water would be deducting as part of the adoption of the Repair Regulations. All parties to the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement, and the MPUC, agreed that any benefit resulting from the elimination of deferred tax liabilities previously recorded on qualifying fixed assets subject to the Repair Regulation deduction, would be deferred and considered in a separate docket initiated after Maine Water had analyzed this additional deferred tax liability in more detail. The Company viewed the completion of the docket determining the ultimate disposition of the deferred tax liability associated with the qualifying fixed assets subject to the Repair Regulation deduction as materially linked to the flow-through treatment granted in the MPUC’s order issued on February 26, 2015. On April 8, 2015, Maine Water filed a petition with the MPUC that asked for amortization of the identified deferred tax liabilities in each of its ten divisions. On June 16, 2015, Maine Water and the Office of the Public Advocate reached a settlement agreement that allowed for the amortization of these deferred tax liabilities over a one to nine year period, depending on the division. The MPUC approved this agreement on June 22, 2015, at which point Maine Water began the amortization based on the agreed upon schedule. With the completion of this docket, Maine Water recorded in the quarter ended June 30, 2015 the retroactive benefit associated with the flow-through of Repair Regulations from January 1, 2014. The 2014 benefit, reflected in the second quarter of 2015, was approximately $931,000, or $0.09 per basic share outstanding.

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

The Company expects Net Income from its Water Activities segment to increase in 2015 over 2014 levels, based, in part, to flow-through accounting treatment of the Repair Regulations in Maine, revenue increases due to approved rate increases and the utilization of WISC in Maine and WICA in Connecticut, along with an increase in Net Income from our Real Estate segment as a result of land donation.  The Company expects these increases to be partially offset by increases in pension and post-retirement benefit costs.

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

Borrowing Facilities

The Company maintains a $15.0 million line of credit agreement with CoBank, ACB (“CoBank”), that is currently scheduled to expire on July 1, 2020.  The Company maintains an additional line of credit of $20.0 million with RBS Citizens, N.A., with an expiration date of June 30, 2017.  As of September 30, 2015, the total lines of credit available to the Company were $35.0 million.  As of September 30, 2015 and December 31, 2014, the Company had $11.4 million and $2.0 million, respectively, of Interim Bank Loans Payable. As of September 30, 2015, the Company had $23.6 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

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

During the first nine months of 2015, the Company paid approximately $742,000 related to Connecticut Water Service’s Term Note Payable issued as part of the acquisition of Maine Water, approximately $557,000 in sinking funds related to Maine Water’s outstanding bonds and $20,000 related to a deceased bond holder.

Credit Rating

On February 19, 2015, Standard & Poor’s Ratings Services (“S&P”) affirmed its ‘A’ corporate credit rating on the Company. Additionally, S&P also affirmed the Company’s ratings outlook as stable.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) for all registered shareholders and for the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company’s appointment of a new common stock transfer agent. During the nine months ended September 30, 2015 and 2014, plan participants invested $1,134,000 and $1,295,000, respectively, in additional shares as part of the DRIP.

2015 Construction Budget

The Board of Directors approved a $55.1 million construction budget for 2015, net of amounts to be financed by customer advances and contributions in aid of construction.  Due to some delays in the permitting process and changes in WICA and WISC projects, the Company expects to spend approximately $50.2 million during 2015, with the remainder of approved projects to be completed during 2016. The Company is using and will continue to use a combination of its internally generated funds, borrowings under its available lines of credit, and Maine Water’s 2014 and 2015 debt issuances to fund the 2015 construction budget.

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

Results of Operations

Three months ended September 30
Net Income for the three months ended September 30, 2015 increased from the same period in the prior year by $307,000 to $8,755,000. Earnings per basic average common share increased by $0.02 to $0.80 during the three months ended September 30, 2015.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	September 30, 2015	September 30, 2014	Increase/(Decrease)
Water Activities	$8,108	$8,066	$42
Real Estate Transactions	351	4	347
Services and Rentals	296	378	(82)
Total	$8,755	$8,448	$307

See below for details of the increase in the Water Activity segment’s Net Income:

Revenue

Revenue from our water customers increased by $890,000, or 3.2%, to $28,444,000 for the three months ended September 30, 2015 when compared to the same period in 2014.  The Company saw an increase in revenues due to rate increases in certain Maine Water divisions through regular rate increases and WISC surcharges. Additionally, revenues increased in Connecticut due to the benefit from increased WICA surcharges.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $1,314,000, or 12.1%, for the three months ended September 30, 2015 when compared to the same period of 2014. The following table presents the components of O&M expense (in thousands):

Expense Components	September 30, 2015	September 30, 2014	Increase / (Decrease)
Mark-to-market	$375	$(216)	$591
Outside services	1,043	687	356
Pension	1,096	757	339
Payroll	3,954	3,658	296
Maintenance	950	728	222
Utility Costs	1,013	906	107
Post-retirement medical	184	111	73
Purchased water	469	439	30
Property and liability insurance	373	348	25
Customer	421	451	(30)
Office rentals	3	33	(30)
Water treatment (including chemicals)	777	836	(59)
Medical	357	739	(382)
Other	1,170	1,394	(224)
Total	$12,185	$10,871	$1,314

The changes in individual items are described below:

•
Mark-to-market represents the treatment of certain officers’ share-based benefits based on fluctuations in the stock market and the effect that such fluctuations had on non-vested share based compensation. Between June 30, 2015 and September 30, 2015, the Company’s share price increased compared to a decrease in share price between June 30, 2014 and September 30, 2014;

•
Outside services increased primarily due to costs associated with the Company’s on-going cyber security and IT structure project discussed above, work done on succession planning within the Company and overall risk management;

•	Pension and post-retirement medical costs increased primarily due to updates to the mortality table and a decrease in the discount rates used in determining the 2015 expense; and

•	Payroll costs increased primarily due to normal wage increases and the filling of existing vacancies.

The increases described above were partially offset by the following decreases to O&M expense:

•	Medical insurance costs decreased primarily due to a reduction in the costs of claims filed by covered employees and their families;

•
Water treatment costs decreased primarily due to a reduction in laboratory testing costs as a result of Connecticut Water now performing most tests internally rather than through an outside vendor. Maine Water has historically handled most of their laboratory testing in house;

•	Office rental costs decreased as the Company has worked to consolidate certain satellite office locations; and

•	Customer costs decreased primarily due to a reduction in uncollectible accounts.

The Company saw an approximate $281,000, or 9.5%, increase in its Depreciation expense from the three months ended September 30, 2015 compared to the same period in 2014.  The increase was primarily due to higher Utility Plant in Service as of September 30, 2015 compared to September 30, 2014 driven by WICA and WISC spending in Connecticut and Maine, respectively.

Income Tax expense decreased by $779,000 in the third quarter of 2015 when compared to the same period in 2014 due to a lower effective income tax rate. The Company’s effective tax rate decreased from 21.0% to 10.7% in the three months ended September 30, 2015 compared to the same period in 2014. The primary drivers of the decreased effective tax rate were adjustments related to the provisions for the repair deduction in both Connecticut and Maine and a change in estimate of prior year tax expense.

Other Income (Deductions), Net of Taxes increased for the three months ended September 30, 2015 by $355,000. The primary driver of this increase was an increase in earnings from Real Estate Transactions. Off-setting this increase was an increase in costs related to the Company’s supplemental executive retirement plan (“SERP”) and a decrease in AFUDC during the three months ended September 30, 2015 related primarily to a reduction in the monthly balances of Construction Work in Progress through September 30, 2015 when compared to the same periods in 2014.

Total Interest and Debt Expense increased by $75,000 in the three months ended September 30, 2015 when compared to the same period in 2014. The primary reason for the increase in Interest and Debt Expense was the result of higher debt balances outstanding at September 30, 2015 when compared to September 30, 2014.

Nine months ended September 30
Net Income for the nine months ended September 30, 2015 increased from the same period in the prior year by $1,609,000 to $20,533,000. Earnings per basic average common share increased by $0.13 to $1.87 during the nine months ended September 30, 2015.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	September 30, 2015	September 30, 2014	Increase/(Decrease)
Water Activities	$19,142	$17,711	$1,431
Real Estate Transactions	351	4	347
Services and Rentals	1,040	1,209	(169)
Total	$20,533	$18,924	$1,609

The increase in the Water Activity segment’s Net Income was primarily due to rate increases in Maine associated with both general rate increases in the Biddeford and Saco division as well as the continued utilization of WISC. In addition, recent MPUC regulatory decisions allowing for the treatment of tax benefits associated with the adoption of repair deduction along with the sharing of those benefits with customers helped drive the increase. See below for details of the increase:

Revenue

Revenue from our water customers increased by $1,825,000, or 2.5%, to $75,098,000 for the nine months ended September 30, 2015 when compared to the same period in 2014.  The Company saw an increase in revenues in Maine due to rate increases in certain Maine Water divisions through regular rate increases and WISC surcharges.  Finally, revenues increased due to the benefit from increased WICA surcharges in Connecticut.

Operation and Maintenance Expense

O&M expense increased by $2,647,000, or 8.3%, for the nine months ended September 30, 2015 when compared to the same period of 2014. The following table presents the components of O&M expense (in thousands):

Expense Components	September 30, 2015	September 30, 2014	Increase / (Decrease)
Pension	$3,287	$2,053	$1,234
Outside services	2,774	1,707	1,067
Payroll	11,831	11,325	506
Mark-to-market	24	(404)	428
Maintenance	2,578	2,256	322
Utility costs	3,014	2,873	141
Post-retirement medical	545	432	113
Investor relations	595	485	110
Property and liability insurance	1,129	1,026	103
Regulatory commission expense	336	266	70
Office rentals	12	101	(89)
Vehicles	1,181	1,278	(97)
Customer	1,115	1,227	(112)
Medical	1,694	2,045	(351)
Other benefits	571	996	(425)
Water treatment (including chemicals)	2,074	2,696	(622)
Other	1,928	1,679	249
Total	$34,688	$32,041	$2,647

The changes in individual items are described below:

•	Pension costs and post-retirement medical costs each increased primarily due to updates to the mortality table and a decrease in the discount rates used in determining the 2015 expense;

•
Outside services increased primarily due to costs associated with the Company’s on-going cyber security and IT structure project discussed above, work done on succession planning within the Company and overall risk management;

•	Payroll costs increased primarily due to normal wage increases;

•
Mark-to-market represents the treatment of certain officers’ share-based benefits based on fluctuations in the stock market and the effect that such fluctuations had on non-vested share based compensation. Between December 31, 2014 and September 30, 2015, the Company’s share price increased compared to a decrease in share price between December 31, 2013 and September 30, 2014; and

•	Utility costs increases primarily due to higher fees charged by our electric service provider.

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

•	Medical insurance costs decreased primarily due to a reduction in the costs of claims filed by covered employees and their families; and

•	Customer costs decreased primarily due to a reduction in uncollectible accounts.

The Company saw an approximate $932,000, or 10.9%, increase in its Depreciation expense from the nine months ended September 30, 2015 compared to the same period in 2014.  The primary driver of this increase was due to higher Utility Plant in Service as of September 30, 2015 compared to September 30, 2014.

Income Tax expense decreased by $3,601,000 in the nine months ended September 30, 2015 when compared to the same period in 2014 due to a lower effective income tax rate. The Company’s effective tax rate decreased from 20.5% to 4.0% in the nine months ended September 30, 2015 compared to the same period in 2014. The primary drivers for the decrease in the effective tax rate were the reversal of a previously established reserve in the amount of $1,185,000 relating to the completion of an IRS review of our 2012 Federal tax return, adjustments related to the provisions for the repair deduction, change in estimate of prior year tax expense, and a credit of approximately $931,000 associated with the 2014 tax benefits being recognized as a result of the MPUC approval of a settlement agreement.

Other Income (Deductions), Net of Taxes increased for the nine months ended September 30, 2015 by $19,000. The primary driver of this increase was an increase in earnings from Real Estate Transactions. Off-setting this increase was an increase in costs related to the Company’s SERP, and higher expenses associated with our Linebacker program, and higher costs associated with certain contract operations. Additionally, there was a decrease in AFUDC during the nine months ended September 30, 2015 related primarily to a reduction in the monthly balances of Construction Work in Progress through June 30, 2015 when compared to the same periods in 2014.

Total Interest and Debt Expense increased by $143,000 in the nine months ended September 30, 2015 when compared to the same period in 2014. The primary reason for the increase in Interest and Debt Expense was the result of higher debt balances outstanding at September 30, 2015 when compared to September 30, 2014.

Commitments and Contingencies

On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed during the fourth quarter of 2013. On March 24, 2015, the Company was notified by the Connecticut Department of Revenue Services that the audit was expanded to include the 2012 and 2013 tax years. The State focused its review on tax credits associated with fixed capital investment. The Company and the State have come to an agreement regarding investments eligible for the credit. The closing agreement was executed on May 4, 2015. The Company had previously recorded a provision for the possible disallowance of these credits and, therefore, there was minimal impact in 2015.

On the 2012 Federal tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS’ temporary tangible property regulations.  This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations.  On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of $1,185,000. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. Through September 30, 2015, the Company has recorded, as required by FASB ASC 740, a provision of $5.3 million for a portion of the benefit that is not being returned to customers resulting from any possible future tax authority challenge.

The Company remains subject to examination by federal tax authorities for the 2013 and 2014 tax years; the State of Maine’s tax authorities for the 2012 through 2014 tax years; and the State of Connecticut’s tax authorities for the 2014 tax year.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  The Company has $35.0 million of variable rate lines of credit with two banks, under which the Company had $11.4 million of interim bank loans payable at September 30, 2015.

As of September 30, 2015, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II, Item 1A: Risk Factors

Information about the material risks related to our business, financial condition and results of operations for the nine months ended September 30, 2015 does not materially differ from that set out under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as the information provided elsewhere in this report. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company’s business operations, financial condition or operating results.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended September 30, 2015.

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

Connecticut Water Service, Inc. (Registrant)

Date:	November 6, 2015	By: /s/ David C. Benoit
David C. Benoit Senior Vice President – Finance and Chief Financial Officer

Date:	November 6, 2015	By: /s/ Nicholas A. Rinaldi
Nicholas A. Rinaldi Controller