Form 10-K
period 2015-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2016-03-14
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period to from

Commission File Number 0-8084
Connecticut Water Service, Inc.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0739839 (I.R.S. Employer Identification No.)

93 West Main Street, Clinton, CT (Address of principal executive office)	06413 (Zip Code)

Registrant’s telephone number, including area code (860) 669-8636
Registrant’s website:  www.ctwater.com

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class Common Stock, without par value	Name of each exchange on which registered The Nasdaq Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2015, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was $378,702,884 based on the closing sale price on such date as reported on the NASDAQ.

Number of shares of Common Stock, no par value, outstanding as of February 1, 2016 was 11,209,802, including 219,113 common stock equivalent shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Document is Incorporated

Definitive Proxy Statement, to be filed on or about March 29, 2016, for Annual Meeting of Shareholders to be held on May 13, 2016.	Part III

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

PART I

ITEM 1.  BUSINESS

The Company

The Registrant, Connecticut Water Service, Inc. (referred to as “the Company”, “we”, “us”, or “our”) was incorporated in 1974, with The Connecticut Water Company (“Connecticut Water”) as its largest subsidiary which was organized in 1956. Connecticut Water Service, Inc. is a non-operating holding company, whose income is derived from the earnings of its five wholly-owned subsidiary companies as of December 31, 2015.  In 2015, approximately 92% of the Company’s net income was attributable to water operations carried out within its regulated water companies, Connecticut Water and The Maine Water Company (“Maine Water”), together the “Regulated Companies”.  As of December 31, 2015, the Regulated Companies supplied water to 123,633 customers, representing a population of approximately 400,000, in 77 municipalities throughout Connecticut and Maine.  The Regulated Companies are subject to state regulation regarding financial issues, rates, and operating issues, and to various other state and federal regulatory agencies concerning water quality and environmental standards.

In addition to its Regulated Companies, the Company owns two active unregulated companies.  In 2015, these unregulated companies, together with real estate transactions within Connecticut Water, contributed the remaining 8% of the Company’s net income through real estate transactions as well as services and rentals.  The two active unregulated companies are Chester Realty, Inc., a real estate company in Connecticut; and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services.

Our mission is to provide high quality water service to families and communities at a fair return to our shareholders while maintaining a work environment that attracts, retains and motivates our employees to achieve a high level of performance.

Our corporate headquarters are located at 93 West Main Street, Clinton, Connecticut 06413.  Our telephone number is (860) 669-8636, and our Internet address is www.ctwater.com.  The references to our Web site and the Securities and Exchange Commission’s (“SEC”) website are intended to be inactive textual references only, and the contents of those Web sites are not incorporated by reference herein and should not be considered part of this or any other report that we file with or furnish to the SEC.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these documents will be made available free of charge through the “INVESTORS” section of the Company’s Internet website (www.ctwater.com) as soon as practicable after such material is electronically filed with, or furnished to, the SEC. The following documents are also available through the “INVESTORS” section of our website, under the “Corporate Governance” tab:

•	Board of Directors Code of Conduct

•	Compensation Committee Charter

•	Corporate Finance and Investments Committee Charter

•	Corporate Governance Committee Charter

•	Bylaws of Connecticut Water Service, Inc.

•	Employee Code of Conduct

•	Audit Committee Charter

Additionally, information concerning the Company’s 2016 Annual Meeting Materials (2015 Annual Report and 2016 Proxy Statement) can be found under the “INVESTORS” menu, under the “Investor Resources” tab when the Annual Meeting Materials are filed with the SEC on or about March 29, 2016.

Copies of each of the Company’s SEC filings (without exhibits) and corporate governance documents mentioned above will also be mailed to investors, upon request, by contacting the Company’s Corporate Secretary, Kristen A. Johnson, at Connecticut Water, 93 West Main Street, Clinton, CT 06413.

Our Regulated Companies

Our Regulated Companies are subject to seasonal fluctuations and weather variations.  The demand for water is generally greater during the warmer months than the cooler months due to customers’ incremental water consumption related to cooling systems and various outdoor uses such as private and public swimming pools and lawn sprinklers.  Demand will vary with rainfall and temperature levels from year to year and season to season, particularly during the warmer months. The risk associated with changes in demand was mitigated in the State of Connecticut due to the adoption of the Water Revenue Adjustment (“WRA”) by Connecticut Water in 2013.

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

Connecticut Rates

The rates we charge our Connecticut water customers are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”).  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water’s current allowed return on equity and return on rate base are 9.75% and 7.32%, respectively.

Effective April 1, 2014, in accordance with a settlement agreement with the Office of the Consumer Counsel of the State of Connecticut (the “OCC”) and the Office of the Attorney General for the State of Connecticut, discussed below, Connecticut Water's cumulative Water Infrastructure and Conservation Adjustment (“WICA”) surcharge of 7.89% was rolled into base rates charged to customers.

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

On January 27, 2016, Connecticut Water filed a WICA application with the PURA requesting a 1.00% surcharge to customers' bills, representing approximately $8.4 million in WICA related projects. On February 9, 2016, Connecticut Water filed for a 0.03% reconciliation adjustment for the 2015 shortfall in WICA. If approved as filed, the Company’s cumulative WICA surcharge will be 5.12% effective April 1, 2016.

Since 2013, Connecticut law has authorized a WRA to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, the cap for WICA charges has been raised to 10%, from 7.5%, between general rate cases and expands the eligible projects to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

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

The Settlement Agreement contemplated that Connecticut Water would adopt Internal Revenue Service (“IRS”) Revenue Procedure 2012-19 (“Repair Regulations”) that allowed the Company to adopt an alternative method for determining how expenditures related to tangible property can be treated for federal tax purposes for tax years beginning on or after January 1, 2012.  This tax accounting method change treated certain expenditures that the Company historically capitalized for tax purposes, as a deductible repair expense on its tax return.  The adoption of the tax accounting method change allowed Connecticut Water to record a favorable “catch up adjustment” on the Company's consolidated 2012 federal tax return which was filed in September 2013. The Company filed with the IRS a tax refund of approximately $13.6 million by carrying back the net operating loss generated from this adjustment.

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

On August 30, 2013, the PURA issued a final decision approving the Settlement Agreement. Connecticut Water began to issue a credit on customers' bills of approximately 8.5% on April 1, 2014, related to the repair deduction. Additionally, Connecticut Water began adding an approximate 4.5% surcharge to customer bills related to the WRA for a net surcredit of approximately 4.0%. Effective April 1, 2015, the 4.5% surcharge to customers was replaced by a 5.07% surcharge based on the WRA revenues recorded during 2014, leaving an approximate 3.4% net surcredit on customer bills.

Connecticut Water’s allowed revenues for the year ended December 31, 2015, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, were approximately $76.7 million. Through normal billing for the year ended December 31, 2015 operating revenue for Connecticut Water would have been approximately $75.1 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $1.6 million in additional revenue for the year ended December 31, 2015. The Company expects to add a surcharge to customers’ bills beginning April 1, 2016 to collect the WRA recognized in 2015. During the year ended December 31, 2014, Connecticut Water recorded $3.7 million in additional revenue related to the WRA.

Maine Rates

The rates we charge our Maine water customers are established under the jurisdiction of and are approved by the Maine Public Utilities Commission (“MPUC”).  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2015 were 9.50% and 7.96%, respectively.

Effective June 2013, a Water Infrastructure Charge (“WISC”) became available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. Because the MPUC sets rates for Maine Water on a division-by-division basis, the WISC must be implemented in the same manner. Maine Water currently has a WISC in place in all of its divisions with expected annual revenue of $535,000.

On March 25, 2014, the MPUC approved a rate increase that was requested in June 2013 resulting in an annual increase of $340,000 in revenues for one of Maine Water’s divisions, which became effective on that date. Additionally, on November 5, 2014, Maine Water filed for a general rate increase for its Biddeford and Saco division, its largest division, requesting $1.7 million in additional revenues, offset by $700,000 in the first year due to the adoption of IRS Repair Regulations. Maine Water entered into a stipulation agreement (“Biddeford Stipulation Agreement”) with Maine’s Office of the Public Advocate which allowed for flow-through treatment of the Repair Regulations retroactive to January 1, 2014. As part of the Biddeford Stipulation Agreement, customers in the Biddeford and Saco division would receive the benefit of the Repair Regulations of approximately $880,000, over a three year period. Excluding the impact of the refund to customers, the Biddeford Stipulation Agreement calls for an annual increase in rates of approximately $1.3 million. MPUC issued a final decision related to the Biddeford Stipulation Agreement on March 13, 2015, with the new rates, and the first year of the refund, effective on March 10, 2015.

The MPUC also approved pension plan accounting for the Biddeford Saco division as part of the rate order. As a result, the Company made an adjustment to Goodwill reflecting the pension regulatory asset that was established as part of the order.

On October 30, 2014, Maine Water petitioned the MPUC for approval of an accounting order that would allow it to return to its customers a federal income tax refund stemming from the adoption of Repair Regulations to eight of its ten divisions, and to allow flow-through treatment of the repair deduction as of January 1, 2014. On February 26, 2015, the MPUC approved a stipulation between Maine Water and the Office of the Public Advocate (“Maine Water Stipulation Agreement”) that refunds $2.9 million to the customers of the eight divisions over a two year period starting no later than July 1, 2015, and allows the requested accounting treatment. In addition, Maine Water agreed not to file a general rate case during the two year refund period in any of the eight divisions that were allowed the refund. As part of the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement, Maine Water was required to determine the remaining deferred tax liabilities associated with the fixed assets which Maine Water would be deducting as part of the adoption of the Repair Regulations. All parties to the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement, and the MPUC, agreed that any benefit resulting from the elimination of deferred tax liabilities previously recorded on qualifying fixed assets subject to the Repair Regulation deduction, would be deferred and considered in a separate docket initiated after Maine Water had analyzed this additional deferred tax liability in more detail. The Company viewed the completion of the docket determining the ultimate disposition of the deferred tax liability associated with the qualifying fixed assets subject to the Repair Regulation deduction as materially linked to the flow-through treatment granted in the MPUC’s order issued on February 26, 2015. On April 8, 2015, Maine Water filed a petition with the MPUC that asked for approval of amortization of the identified deferred tax liabilities in each of its ten divisions. On June 16, 2015, Maine Water and the Office of the Public Advocate reached a settlement agreement that allowed for the amortization of these deferred tax liabilities over a one to nine year period, depending on the division. The MPUC approved this agreement on June 22, 2015, at which point Maine Water began the amortization based on the agreed upon schedule. With the completion of this docket, Maine Water recorded in the quarter ended June 30, 2015 the retroactive benefit associated with the flow-through of Repair Regulations from January 1, 2014. The 2014 benefit, reflected in the second quarter of 2015, was approximately $931,000, or $0.09 per basic share outstanding.

Our Water Systems

As of December 31, 2015, our water infrastructure consisted of 76 noncontiguous water systems in the States of Connecticut and Maine.  Our system, in total, consists of approximately 2,100 miles of water main and reservoir storage capacity of 9.4 billion gallons.  The safe, dependable yield from our 238 active wells and 25 surface water supplies is approximately 176 million gallons per day.  Water sources vary among the individual systems, but overall approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells.

For the year-ended December 31, 2015, our Regulated Companies’ 123,633 customers consumed approximately 9.8 billion gallons of water generating $96,041,000 in operating revenues.  We supply water, and in most cases, fire protection to all or portions of 77 towns throughout Connecticut and Maine.

The following table breaks down the above total figures by customer class as of December 31, 2015, 2014, and 2013:

	2015	2014	2013
Customers:
Residential	110,254	109,662	108,521
Commercial	8,569	8,586	8,502
Industrial	478	484	487
Public Authority	964	943	889
Fire Protection	2,815	2,834	2,798
Other (including non-metered accounts)	553	562	571
Total	123,633	123,071	121,768
Water Revenues (in thousands):
Residential	$58,439	$57,095	$55,403
Commercial	11,816	11,473	11,238
Industrial	3,229	2,984	3,120
Public Authority	3,193	3,215	2,967
Fire Protection	18,016	17,757	17,337
Other (including non-metered accounts)	1,348	1,496	1,416
Total	$96,041	$94,020	$91,481
Customer Water Consumption (millions of gallons):
Residential	6,551	6,341	6,209
Commercial	1,941	1,865	1,888
Industrial	777	739	718
Public Authority	503	483	462
Total	9,772	9,428	9,277

The Regulated Companies own various small, discrete parcels of land that are no longer required for water supply purposes.  At December 31, 2015, this land totaled over 600 acres.  Over the past several years, we have been disposing of these land parcels through sales and/or donations, primarily to towns and municipalities. For more information, please refer to Segments of Our Business below.

Additional information on land dispositions can be found in Item 7 – “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Commitments and Contingencies”.

University of Connecticut Agreement
Connecticut Water and the University of Connecticut (“UCONN”) negotiated a definitive agreement for Connecticut Water to provide a long-term supply of potable water for UCONN’s Storrs campus facilities which was approved by the Board of Trustees at their December 11, 2013 meeting and executed on December 18, 2013. The definitive agreement is consistent with the requirements of the project’s Environmental Impact Evaluation (“EIE”) and record of decision, as approved by the Office of Policy and Management, an agency of the State of Connecticut, that identified the Company as the preferred option to supply UCONN and the Town of Mansfield, Connecticut with up to 2.2 million gallons of water per day over the next 47 years.  Connecticut Water will fund a 5-mile pipeline from Tolland and other necessary infrastructure improvements at no cost to U

CONN, the Town or the state’s taxpayers to serve the area. The Company is responsible for obtaining any required regulatory permits, licenses and approvals to implement the water supply solution, including but not limited to those from PURA, the Connecticut Department of Energy and Environmental Protection (“DEEP”) and the Connecticut Department of Public Health (“DPH”). While there are specific timelines and milestones identified in the agreement that provide for the timely completion of the project, the agreement also recognizes that such completion is dependent upon the receipt of certain regulatory approvals. As of the date of this filing, the Company has obtained all necessary approvals and installed approximately fifty percent of the total required pipeline. The capital improvements are on track to be completed in the second half of 2016, which is within the agreed upon timeframe.

Town of Mansfield Agreement
Connecticut Water and the Town of Mansfield entered into an agreement for Connecticut Water to serve the Town of Mansfield community. On January 13, 2014, the Mansfield Town Council voted to authorize the Town Manager to execute the agreement with Connecticut Water and it was signed by the parties on January 21, 2014.

The key provisions of the agreement with the Town of Mansfield are as follows:

•	Current off-campus customers of UCONN will become customers of Connecticut Water at UCONN’s water rates in effect at that time (subject to any state-approved surcharges);

•	Future water customers in the Town of Mansfield will be served by Connecticut Water at the rates authorized by the PURA;

•	Connecticut Water will assume responsibility for maintaining, repairing and replacing the off-campus water system serving the Town of Mansfield;

•	Connecticut Water will make any source or system improvements to meet current and future water supply needs of the area; and

•
Pursuant to the Agreement, a Water System Advisory Committee (“WSAC”) was created with representatives of the Town of Mansfield, UCONN, regional representatives and other key stakeholders to advise Connecticut Water regarding water service and the system’s operations, expansion or integration as well as recommended best management practices, including water conservation programs.  The WSAC meets quarterly.

Competition

Our Regulated Companies face competition from a few small privately-owned water systems operating within, or adjacent to, our franchise areas and from municipal and public authority systems whose service areas in some cases overlap portions of our franchise areas.

Employees

As of December 31, 2015, we employed a total of 266 people.  Our employees are not covered by collective bargaining agreements.

Executive Officers of the Registrant

The following is a list of the executive officers of the Company as of March 14, 2016:

Name	Age in 2016*	Offices	Period Held or Prior Position	Term of Office Expires
E. W. Thornburg	55	Chairman, President, and Chief Executive Officer	Held positions since March 2006	2016 Annual Meeting
D. C. Benoit	59	Senior Vice President – Finance, Chief Financial Officer and Treasurer	Held current position or other executive position with the Company since April 1996	2016 Annual Meeting
C. J. Patla	49	Vice President – Service Delivery	Held current position or other engineering position with the Company since June 1990	2016 Annual Meeting
M. P. Westbrook	57	Vice President – Customer and Regulatory Affairs	Held current position or other management position with the Company since September 1988	2016 Annual Meeting
K. A. Johnson	49	Vice President – Human Resources and Corporate Secretary	Held current position or other human resources position with the Company since May 2007	2016 Annual Meeting
J. E. Wallingford	59	Division President – The Maine Water Company	President of The Maine Water Company (and its predecessor companies) since 1993	2016 Annual Meeting

* - Age shown is as of filing date of March 14, 2016.

For further information regarding the executive officers see the Company’s Proxy Statement to be filed on or about March 25, 2016.

Segments of Our Business

For management and financial reporting purposes we divide our business into three segments: Water Operations (our Regulated Companies), Real Estate Transactions (through either our regulated or unregulated companies), and Services and Rentals (our unregulated companies and certain unregulated transactions within Maine Water).

Water Operations – The Water Operations segment is comprised of our core regulated water operations to supply public drinking water to our customers.  This segment encompasses all transactions of our Regulated Companies with the exception of certain real estate transactions. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting” in the Company’s Notes to the Consolidated Financial Statements.

Real Estate Transactions – Our Real Estate Transactions segment involves the sale or donation for income tax benefits of our real estate holdings.  These transactions can be effected by any of our subsidiary companies.  Through land donations and sales in previous years, the Company earned tax credits to use in future years.  The Company is limited by time and the amount of taxable income when using these credits.  During 2013, the Company sold a small amount of real estate and made minor adjustments to valuation allowances, resulting in a loss of $7,000. In the year ended December 31, 2014, the Company sold two small parcels of real estate, resulting in net income of $50,000. During 2015, the Company donated land associated with a previously sold land conservation easement in Connecticut and the sale of three small parcels of land in Maine. These transactions generated $349,000 in net income in the Real Estate segment. Net income from the Real Estate Transactions segment is shown net in the “Other Income (Deductions), Net of Taxes” portion of the Company’s Consolidated Statements of Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting” in the Company’s “Notes to the Consolidated Financial Statements”.

A breakdown of the net income of this segment between our regulated and unregulated companies for the past three years is as follows:

	Income (Loss) from Real Estate Transactions
	Regulated	Unregulated	Total
2015	$349,000	$—	$349,000
2014	$4,000	$46,000	$50,000
2013	$(2,000)	$(5,000)	$(7,000)

Services and Rentals – Our Services and Rentals segment provides contracted services to water and wastewater utilities and other clients and also leases certain of our properties to third parties through our unregulated companies in the State of Connecticut and through Maine Water in the State of Maine.  The types of services provided include contract operations of water and wastewater facilities; Linebacker®, our service line protection plan for public drinking water customers; and providing bulk deliveries of emergency drinking water to businesses and residences via tanker truck.  Our lease and rental income comes primarily from the renting of residential and commercial property. Net income from the Services and Rentals segment is shown net in the “Other Income (Deductions), Net of Taxes” portion of the Company’s “Consolidated Statements of Income”. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting” in the Company’s Notes to the Consolidated Financial Statements.

Linebacker is an optional service line protection program offered by the Company to eligible residential customers through NEWUS in Connecticut and Maine Water in Maine covering the cost of repairs for leaking or broken water service lines which provide drinking water to a customer’s home.  For customers who enroll in this program, the Company will repair or replace a leaking or broken water service line, curb box, curb box cover, meter pit, meter pit cover, meter pit valve plus in-home water main shut off valve before the meter.  This was the fifth year that NEWUS has successfully offered expanded coverage to Connecticut Water customers for failure of in-home plumbing, sewer and septic drainage lines and implemented modified terms and conditions with limitations on certain coverages. As of December 31, 2015, NEWUS had approximately 20,000 customers enrolled in its Linebacker protection program and over 35% were enrolled in one of our expanded coverage plans. Depending on the coverage selected, Linebacker prices range between $85 and $185 per year for residential customers. During 2013, Maine Water began to offer basic service line protection under Linebacker to its customers at a discounted rate of $60. Beginning in 2014, Maine Water charged $85 for its basic coverage. As of December 31, 2015, Maine Water had approximately 2,400 customers enrolled in Linebacker. During 2015, NEWUS began expanding its Linebacker offering in towns in the State of Connecticut not currently served by Connecticut Water.

Some of the services listed above have limited competition. However, the Company has seen competitors in the service line protection business begin to market to Connecticut Water and Maine Water customers. Additionally, there can be considerable competition for contract operations of large water and wastewater facilities and systems. The Company sought to develop a niche market by attaching our name to service line protection plans and by seeking to serve smaller facilities and systems in our service areas where there is less competition.  The Services and Rentals segment has provided between 6-8% of our overall net income in 2015, 2014, and 2013.  Net income generated by this segment of our business was $1,394,000, $1,471,000 and $1,483,000 for the years 2015, 2014, and 2013, respectively.

ITEM 1A.  RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Special Note Regarding Forward-Looking Information”, in Item 7 below – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements.”

Because we incur significant capital expenditures annually, we depend on the rates we charge our customers, which are subject to regulation.

The water utility business is capital intensive. On an annual basis, we spend significant amounts of capital for additions to or replacement of property, plant and equipment. Our ability to maintain and meet our financial objectives is dependent upon the rates we charge our customers. These rates are subject to approval by the PURA in Connecticut and the MPUC in Maine.  Our Regulated Companies are entitled to file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Once a rate increase petition is filed with the respective agency, the ensuing administrative and hearing process may be lengthy and costly.  We can provide no assurances that any future rate increase requests will be approved by each agency; and, if approved, we cannot guarantee that any such rate increase requests will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.  Additionally, a regulatory agency may rule that a company must reduce its rates.

Under a 2007 Connecticut law, the PURA authorizes regulated water companies to use a rate adjustment mechanism, known as WICA, for eligible projects completed and in service for the benefit of the customers.  During 2013, the Maine Legislature enacted a law that will allow Maine Water for expedited recovery of investments in water systems infrastructure replacement, both treatment and distribution, through WISC, similar to WICA in Connecticut. Maine Water began to use the WISC during 2014.

If we are unable to pay the principal and interest on our indebtedness as it comes due, or we default under certain other provisions of our loan documents, our indebtedness could be accelerated and our results of operations and financial condition could be adversely affected.

As of December 31, 2015, we had approximately $177.7 million in long-term debt outstanding.  Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance.  Our performance is affected by many factors, some of which are beyond our control.  We believe that our cash generated from operations, and, if necessary, borrowing under our existing and planned credit facilities, will be sufficient to enable us to make our debt payments as they become due.  If, however, we do not generate sufficient cash, we may be required to refinance our obligations or sell additional equity, which may be on terms that are not as favorable to the Company as current terms.

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

During certain periods of the Unites States credit and liquidity crisis of 2008-2009, the volatility and disruption in the credit and banking markets reached unprecedented levels.  In many cases, the markets contained limited credit capacity for certain issuers, and lenders had requested shorter terms.  The market for new debt financing was limited and in some cases not available at all.  In addition, the markets had increased the uncertainty that lenders will be able to comply with their previous commitments.  The Company noted improvements during the second half of 2009 and continuing through 2015.  If significant market disruption and volatility return, the Company may not be able to refinance our existing debt when it comes due, draw upon our existing lines of credit or incur additional debt, which may require us to seek other funding sources to meet our liquidity needs or to fund our capital expenditures budget.  We cannot assure you that we will be able to obtain debt or other financing on reasonable terms, or at all.

Failure to maintain our existing credit ratings could affect our cost of funds and related margins and liquidity position.

Since 2003, Standard & Poor’s Ratings Services (“S&P”) has rated our outstanding debt and has given credit ratings to us and our subsidiary The Connecticut Water Company.  Their evaluations are based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting.  On February 11, 2016, S&P affirmed its ‘A’ corporate credit rating on the Company. Additionally, S&P also affirmed the Company’s ratings outlook as stable.

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

We are subject to adverse publicity and reputational risks, which make us vulnerable to negative customer perception and could lead to increased regulatory oversight or other sanctions.

Water utilities, including our Regulated Companies, have a large consumer customer base and as a result are exposed to public criticism regarding, among other things, the reliability of their water services, the quality of water provided, and the timeliness and accuracy of bills that are provided for such services. Adverse publicity and negative consumer sentiment may render legislatures and other governing bodies, the MPUC, PURA and other regulatory authorities, and government officials less likely to view companies such the Company and its Regulated Companies in a favorable light, and may cause the Company and its Regulated Companies to be susceptible to less favorable legislative and regulatory outcomes, as well as increased regulatory oversight and more stringent regulatory requirements. Unfavorable regulatory outcomes may include the enactment of more stringent laws and regulations governing our operations, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing could have a material negative impact on the Company and each of our regulated compaies’ business, financial condition, results of operations and cash flows.

Our inability to comply with debt covenants under our credit facilities could result in prepayment obligations.

We are obligated to comply with debt covenants under our loan and debt agreements.  Failure to comply with covenants under our credit facilities could result in an event of default, which if not timely cured or waived, could result in us being required to repay or finance these borrowings before their due date, could limit future borrowings, and result in cross default issues and increase our borrowing costs.  The covenants are normal and customary in bank and loan agreements.  The Company was in compliance with all covenants at December 31, 2015.

Market conditions, interest rate changes or changes in demographics may unfavorably impact the value of our benefit plan assets and liabilities which then could require significant additional funding.

The performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations under the Company’s pension and post-retirement benefit plans and could significantly impact our results of operations and financial position.  As detailed in the “Notes to Consolidated Financial Statements”, the Company has significant obligations in these areas and the Company holds significant assets in these trusts.  These assets are subject to market fluctuations, which may affect investment returns, which may fall below the Company’s projected return rates.  A decline in the market value of the pension and post-retirement benefit plan assets will increase the funding requirements under the Company’s pension and post-retirement benefit plans if the actual asset returns do not recover these declines in value.  Additionally, the Company’s pension and post-retirement benefit plan liabilities are sensitive to changes in interest rates.  As interest rates decrease, the liabilities increase, potentially increasing benefit expense and funding requirements.  Further, changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions may also increase the funding requirements of the obligations related to the pension and other post-retirement benefit plans.  Also, future increases in pension and other post-retirement costs as a result of reduced plan assets may not be fully recoverable from our customers, and the results of operations and financial position of the Company could be negatively affected.

Our operating costs could be significantly increased because of state and federal environmental and health and safety laws and regulations.

Our water operations are governed by extensive federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws, and federal and state regulations issued under these laws by the U.S. Environmental Protection Agency and state environmental regulatory agencies.  These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the United States, the State of Connecticut or the State of Maine. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations.  We cannot assure that we have been or will be at all times in full compliance with these laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.

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

The State of Maine also has regulations that govern the flow of water in rivers and streams and also govern lake levels on great ponds.  Code of Maine Rules Chapter 587 (“Chapter 587”) regulates any activity that alters the flow or level of classified state waters after August 2007.  Maine Water operates five water systems that use surface waters governed by this chapter.  Maine Water has operated in full compliance with the chapter since its effective date and fully expects continued compliance.  For public water systems, Chapter 587 allows the Maine Department of Environmental Protection (“MDEP”) to impose site specific conditions in locations where Maine’s water quality classifications are not being met.  Any conditions proposed on a water withdrawal by a public water system must consider the provisions of any legislative charter, the watershed protection benefits provided by the utility and the financial viability of the utility.  Further, any conditions imposed must be accommodated by the existing MPUC approved rate schedule for the utility and may not, in and of themselves, cause a utility to request a rate increase from their customers.  To date, the MDEP has not imposed any withdrawal conditions on any public water system in Maine.

Maine Water’s business is subject to seasonal fluctuations which could adversely affect demand for its water services and its revenues.

Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. In the event that temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease and adversely affect our revenues. As Maine Water becomes eligible to use the recently passed water revenue adjustment mechanism upon the expiration of the agreed upon stay out period, this risk will be mitigated.

Declining per customer residential water usage in the State of Maine may reduce our revenues, financial condition and results of operations in future years.

A trend of declining per customer residential water usage has been observed for the last several years, which we attribute to increased water conservation, including the use of more efficient household fixtures and appliances among residential users.  Our regulated business in Maine is heavily dependent on revenue generated from rates we charge to our residential customers for the volume of water they use.  The rate we charge for our water is regulated by the MPUC in Maine and we may not unilaterally adjust our rates to reflect changes in demand.  Declining volume of residential water usage may have a negative impact on our operating revenues in the future if regulators do not reflect any usage declines in the rate setting design process. As Maine Water becomes eligible to use the recently passed water revenue adjustment mechanism upon the expiration of the agreed upon stay out periods, this risk will be mitigated.

Potential regulatory changes or drought conditions may impact our ability to serve our current and future customers’ demand for water and our financial results.

We depend on an adequate water supply to meet the present and future demands of our customers.  Changes in regulatory requirements could affect our ability to utilize existing supplies and/or secure new sources, as required.  Insufficient supplies or an interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Although not occurring in 2015, drought conditions could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers. An interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Moreover, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions, which may adversely affect our revenues and earnings.

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

Recognizing the increasing importance of managing and protecting electronic data, the Company, beginning in 2014, partnered with a consulting firm to evaluate the Company's cyber security strengths and vulnerabilities and to help in creating an evaluation of the Company's current information technology (“IT”) structure within the organization.  In April 2014, a cyber security assessment analysis identified and prioritized steps that the Company should take to enhance its security surrounding cyber security.  In September 2014, the consultant delivered a report related to the IT structure which contained recommendations aimed at strengthening the IT organization.  The Company is in the process of implementing recommendations contained in the cyber security assessment which it estimates will be completed in full by December 2016 and will require approximately $2.3 million in related internal and external labor costs and additional technological investments to complete.

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

An important element of our growth strategy is the acquisition and integration of water systems in order to move into new service areas and to broaden our current service areas.  As of the date of this filing, our Regulated Companies serve 123,633 customers, or a population of approximately 400,000 people, in 77 municipalities throughout Connecticut and Maine.  We will be unable to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates.  It is our intent, when practical, to integrate any businesses we acquire with our existing operations.  The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management’s time and resources.  Future acquisitions by us could result in:

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

We operate a number of water and wastewater systems under Operation and Maintenance (“O&M”) contracts and face the risk that the owners of those systems may fail to provide capital to properly maintain those systems, which may negatively affect us as the operators of the systems.

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

Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable business tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities. During 2013 and 2014, Connecticut Water and Maine Water, respectively, changed their tax method of accounting to permit the expensing of qualifying utility asset costs that were previously being capitalized and depreciated for tax purposes. Our determination of what qualifies as a capital cost versus a repair expense tax deduction is subject to subsequent adjustment and may impact the income tax benefits that have been recognized. Although we believe our income tax estimates, including any tax reserves or valuation allowances we have recorded or may record, are appropriate, there is no assurance that the final determination of our income tax liability will not be materially different; either higher or lower, from what is reflected in our income tax provision. In the event we are assessed additional income taxes, our business, financial condition, and results of operations could be adversely affected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

At December 31, 2015, the properties of our Regulated Companies consisted of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water.  In certain cases, Connecticut Water and Maine Water are or may be a party to limited contractual arrangements for the provision of water supply from neighboring utilities.  Water mains are located, for the most part, in public streets and, in a few instances, are located on land that we own in fee simple and/or land utilized pursuant to easement right, most of which are perpetual and adequate for the purpose for which they are held. Substantially all of our treatment, storage, and distribution properties are owned by our subsidiaries, Connecticut Water and Maine Water. A substantial portion of such properties owned by Maine Water are subject to liens of mortgage or indentures that secure bonds, notes and other evidences of long-term indebtedness.

The net utility plant of the Company at December 31, 2015 was solely owned by the Regulated Companies.  The “Net Utility Plant” balance as of December 31, 2015 was $546,284,000, approximately $39.3 million more than the balance of “Net Utility Plant” as of December 31, 2014, due primarily to normal plant additions and construction spending related to infrastructure improvements.

Sources of water supply owned, maintained, and operated by our Regulated Companies include 25 surface water supplies and 100 well fields, as of December 31, 2015.  In addition, Connecticut Water and Maine Water have agreements with various neighboring water utilities to provide water, at negotiated rates, to our water systems.  Collectively, these sources have the capacity to deliver approximately 75 million gallons of potable water daily to the 25 major operating systems. The Regulated Companies own, maintain, and operate 51 small, non-interconnected satellite and consecutive water systems that, combined, have the ability to deliver about 3.5 million gallons of additional water per day to their respective systems. For some small consecutive water systems, purchased water may comprise substantially all of the total available supply of the system.

As of December 31, 2015, the Regulated Companies own and operate 30 water filtration facilities, having a combined treatment capacity of approximately 52 million gallons per day.

As of December 31, 2015, the transmission and distribution systems of the Regulated Companies consisted of approximately 2,100 miles of main.  On that date, approximately 75% of our mains were 8 inch diameter or larger.  Substantially all new main installations are cement-lined ductile iron pipe of 8 inch diameter or larger.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CTWS”.  Our quarterly high and low stock prices as reported by NASDAQ and the cash dividends we paid during 2015 and 2014 for our Common Stock are listed as follows:

	Price		Dividends
Period	High	Low	Paid
2015
First Quarter	$38.55	$35.07	$0.2575
Second Quarter	37.99	33.20	0.2575
Third Quarter	36.58	33.15	0.2675
Fourth Quarter	39.93	34.15	0.2675
2014
First Quarter	$35.51	$31.65	$0.2475
Second Quarter	34.56	31.25	0.2475
Third Quarter	34.80	31.00	0.2575
Fourth Quarter	37.50	32.21	0.2575

As of February 1, 2016, there were approximately 3,200 holders of record of our common stock.

We presently intend to pay quarterly cash dividends in 2016 on March 15, June 15, September 15 and December 15, subject to our earnings and financial condition, regulatory requirements and other factors our Board of Directors may deem relevant.

The Company’s Annual Meeting of Shareholders is scheduled for May 13, 2016 in Madison, Connecticut.

Purchases of Equity Securities by the Company – In May 2005, the Company adopted a common stock repurchase program (“Share Repurchase Program”).  The Share Repurchase Program allows the Company to repurchase up to 10% of its outstanding common stock, at a price or prices that are deemed appropriate.  As of December 31, 2015, no shares have been repurchased. Currently, the Company has no plans to repurchase shares under the Share Repurchase Program.

Performance Graph – Set forth below is a line graph comparing the cumulative total shareholder return for each of the years 2011 – 2015 on the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies in the S&P’s 500 Index and the S&P’s 500 Utility Index.

ITEM 6.  SELECTED FINANCIAL INFORMATION

SUPPLEMENTAL INFORMATION (Unaudited)

SELECTED FINANCIAL DATA
Years Ended December 31, (thousands of dollars except per share amounts and where otherwise indicated)
	2015	2014	2013	2012	2011
CONSOLIDATED STATEMENTS OF INCOME
Continuing Operations
Operating Revenues	$96,041	$94,020	$91,481	$83,838	$69,402
Operating Expenses	$69,399	$68,856	$69,488	$64,229	$53,842
Other Utility Income, Net of Taxes	$797	$833	$856	$812	$847
Total Utility Operating Income	$27,439	$25,997	$22,849	$20,421	$16,407
Interest and Debt Expense	$6,737	$6,515	$6,130	$8,581	$5,674
Net Income	$22,761	$21,319	$18,269	$13,640	$11,300
Cash Common Stock Dividends Paid	$11,715	$11,188	$10,758	$8,467	$8,196
Dividend Payout Ratio	51%	52%	59%	62%	73%
Weighted Average Common Shares Outstanding	10,958,499	10,892,986	10,827,220	8,763,418	8,610,070
Basic Earnings Per Common Share from Continuing Operations	$2.07	$1.95	$1.68	$1.55	$1.31
Number of Shares Outstanding at Year End	11,192,882	11,124,630	11,038,232	10,939,486	8,755,398
ROE on Year End Common Equity	10.2%	10.2%	9.2%	7.4%	9.6%
Declared Common Dividends Per Share	$1.05	$1.01	$0.98	$0.96	$0.94
CONSOLIDATED BALANCE SHEET
Common Stockholders’ Equity	$223,977	$209,451	$197,753	$185,349	$118,189
Long-Term Debt (Consolidated, Excluding Current Maturities)	177,654	176,601	175,042	178,475	135,256
Preferred Stock	772	772	772	772	772
Total Capitalization	$402,403	$386,824	$373,567	$364,596	$254,217
Stockholders’ Equity (Includes Preferred Stock)	56%	54%	53%	51%	47%
Long-Term Debt	44%	46%	47%	49%	53%
Net Utility Plant	$546,284	$506,939	$471,876	$447,911	$360,027
Total Assets	$716,518	$671,189	$630,811	$578,975	$442,931
Book Value - Per Common Share	$20.01	$18.83	$17.91	$16.94	$13.50
OPERATING REVENUES BY REVENUE CLASS
Residential	$58,439	$57,095	$55,403	$50,783	$43,656
Commercial	11,816	11,473	11,238	10,138	8,621
Industrial	3,229	2,984	3,120	3,080	1,817
Public Authority	3,193	3,215	2,967	2,675	2,253
Fire Protection	18,016	17,757	17,337	15,592	11,890
Other (Including Non-Metered Accounts)	1,348	1,496	1,416	1,570	1,165
Total Operating Revenues	$96,041	$94,020	$91,481	$83,838	$69,402
Number of Customers (End of Year)	123,633	123,071	121,768	121,791	90,023
Billed Consumption (Millions of Gallons)	9,772	9,428	9,277	8,332	6,616
Number of Employees	266	265	259	259	198

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Executive Overview

Connecticut Water Service, Inc. (the “Company”) is a non-operating holding company, whose income is derived from the earnings of its four active wholly-owned subsidiary companies, as of December 31, 2015: The Connecticut Water Company (“Connecticut Water”), The Maine Water Company (“Maine Water”), New England Water Utility Services, Inc. (“NEWUS”), and Chester Realty Company (“Chester Realty”). Connecticut Water and Maine Water are our regulated water companies (together, the “Regulated Companies”).

In 2015, approximately 92% of the Company’s net income was attributable to the water operations of the Regulated Companies, which combined had 123,633 customers throughout 77 municipalities in Connecticut and Maine, as of December 31, 2015.  The rates charged for service by Connecticut Water are subject to review and approval by the Connecticut Public Utilities Regulatory Authority (“PURA”). The rates charged for service by Maine Water are subject to review and approval by the Maine Public Utilities Commission (“MPUC”).

In 2007, the Connecticut General Assembly passed the Water Infrastructure and Conservation Adjustment (“WICA”) Act.  WICA allows Connecticut Water to add a surcharge to customers’ bills, subject to an expedited review and approval by the PURA and no more than twice a year, to reflect the replacement of certain types of aging utility plant; principally water mains, meters, service lines and water conservation related investments. Connecticut Water has been using the WICA surcharge since 2009. Similarly, beginning in June 2013, a Water Infrastructure Charge (“WISC”) became available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. Maine Water implemented the WISC mechanism in all of their systems in 2014.

Since 2013, Connecticut law has authorized a Water Revenue Adjustment (“WRA”) to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, the cap for WICA charges has been raised to 10%, from 7.5%, between general rate cases and expands the eligible projects to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

On June 28, 2013, Connecticut Water entered into a settlement agreement with the Office of Consumer Council (“OCC”) and the Office of the Attorney General for the State of Connecticut (the “Settlement Agreement”), whereby Connecticut Water adjusted the water rates charged to its customers effective April 1, 2014 in accordance with the elements of the Settlement Agreement (the “Connecticut Water Rate Reduction Plan”). On July 1, 2013, Connecticut Water submitted an application to the PURA seeking formal approval of the Settlement Agreement.

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

On August 30, 2013, the PURA issued a final decision approving the Settlement Agreement. Connecticut Water began to issue a credit on customers' bills of approximately 8.5% on April 1, 2014, related to the repair deduction. Additionally, Connecticut Water began adding an approximate 4.5% surcharge to customer bills related to the WRA for a net surcredit of approximately 4.0%. Effective April 1, 2015, the 4.5% surcharge to customers was replaced by a 5.07% surcharge based on the WRA revenues recorded during 2014, leaving an approximate 3.4% net surcredit on customer bills.

Connecticut Water’s allowed revenues for the year ended December 31, 2015, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, were approximately $76.7 million. Through normal billing for the year ended December 31, 2015 operating revenue for Connecticut Water would have been approximately $75.1 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $1.6 million in additional revenue for the year ended December 31, 2015. During the year ended December 31, 2014, Connecticut Water recorded $3.7 million in additional revenue related to the WRA.

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

University of Connecticut Agreement
Connecticut Water and University of Connecticut (“UCONN”) negotiated a definitive agreement for Connecticut Water to provide a long-term supply of potable water for UCONN’s Storrs campus facilities which was approved by the Board of Trustees at their December 11, 2013 meeting and executed on December 18, 2013. The definitive agreement is consistent with the requirements of the Project’s Environmental Impact Evaluation (“EIE”) and record of decision, as approved by the Office of Policy and Management, an agency of the State of Connecticut, that identified the Company as the preferred option to supply UCONN and the Town of Mansfield, Connecticut with up to 2.2 million gallons of water per day over the next 47 years.  Connecticut Water will fund a 5-mile pipeline from Tolland and other necessary infrastructure improvements at no cost to UCONN, the Town or the state’s taxpayers to serve the area. The Company is responsible for obtaining any required regulatory permits, licenses and approvals to implement the water supply solution, including but not limited to those from PURA, the Connecticut Department of Energy and Environmental Protection (“DEEP”) and the Connecticut Department of Public Health (“DPH”). While there are specific timelines and milestones identified in the agreement that provide for the timely completion of the project, the agreement also recognizes that such completion is dependent upon the receipt of certain regulatory approvals. As of the date of this filing, the Company has obtained all necessary approvals and installed approximately fifty percent of the total required pipeline. The capital improvements are on track to be completed in the second half of 2016, which is within the agreed upon timeframe.

Town of Mansfield Agreement
Connecticut Water and the Town of Mansfield entered into an agreement for Connecticut Water to serve the Town of Mansfield community. On January 13, 2014, the Mansfield Town Council voted to authorize the Town Manager to execute the agreement with Connecticut Water and it was signed by the parties on January 21, 2014.

The key provisions of the agreement with the Town of Mansfield are as follows:

•	Current off-campus customers of UCONN will become customers of Connecticut Water at UCONN’s water rates in effect at that time (subject to any state-approved surcharges);

•	Future water customers in the Town of Mansfield will be served by Connecticut Water at the rates authorized by the PURA; and

•	Connecticut Water will assume responsibility for maintaining, repairing and replacing the off-campus water system serving the Town of Mansfield;

•	Connecticut Water will make any source or system improvements to meet current and future water supply needs of the area;

•
Pursuant to the Agreement, a Water System Advisory Committee (“WSAC”) was created with representatives of the Town of Mansfield, UCONN, regional representatives and other key stakeholders to advise Connecticut Water regarding water service and the system’s operations, expansion or integration as well as recommended best management practices, including water conservation programs.  The WSAC meets quarterly.

While the Company plans to file timely rate cases, continue to make acquisitions and, in the future, utilize the WICA and WISC adjustments to allow for more timely recovery of investment in utility plant, it will also look to NEWUS and Maine Water to increase its earnings in unregulated businesses.  The Company will continue to seek out maintenance and service contracts with new customers and renew existing contracts that have proven to be beneficial to the Company, as well as to continue the expansion of the Linebacker® program. As part of the Settlement Agreement and the Maine Water Stipulation Agreement, Connecticut Water and Maine Water are each precluded from filing for a general rate increase that would be effective prior to October 1, 2015 and July 1, 2017, respectively.

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

Recognizing the increasing importance of managing and protecting electronic data, the Company, beginning in 2014, partnered with a consulting firm to evaluate the Company's cyber security strengths and vulnerabilities and to help in creating an evaluation of the Company's current information technology (“IT”) structure within the organization.  In April 2014, a cyber security assessment analysis identified and prioritized steps that the Company should take to enhance its security surrounding cyber security.  In September 2014, the consultant delivered a report related to the IT structure which contained recommendations aimed at strengthening the IT organization.  The Company is in the process of implementing recommendations contained in the cyber security assessment which it estimates will be completed in full by December 2016 and will require approximately $2.3 million in related internal and external labor costs and additional technological investments to complete.

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and as directed by the regulatory commissions to which the Company’s Regulated Companies are subject.  (See Note 1 to the Consolidated Financial Statements for a discussion of our significant accounting policies).  The Company believes the following policies and estimates are critical to the presentation of its Consolidated Financial Statements.

Public Utility Regulation – Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 980 “Regulated Operations” (“FASB ASC 980”), requires cost-based, rate-regulated enterprises such as Connecticut Water and Maine Water to reflect the impact of regulatory decisions in their financial statements.  The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which costs would be charged to expense by an unregulated enterprise.  The balance sheet includes regulatory assets and liabilities as appropriate, primarily related to income taxes, post-retirement benefit costs and deferred revenues associated with the WRA.  The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are probable to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FASB ASC 980.

Revenue Recognition – The Company’s accounting policies regarding revenue recognition by segment are as follows:

Water Operations – Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as certain public and private fire protection customers who are billed monthly.  Most customers, except fire protection customers, are metered.  Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and are earned when water is delivered.  Public fire protection revenues are based on the length of the water main, and number of hydrants in service and are earned on a monthly basis.  Private fire protection charges are based on the diameter of the connection to the water main.  Our Regulated Companies accrue an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter, which is reflected as Accrued Unbilled Revenues in the accompanying balance sheets. Beginning in 2013, Connecticut Water has begun to record deferred revenue to represent under collection from customers based upon allowed revenues as approved by PURA. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting” in the Company’s Notes to the Consolidated Financial Statements.

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

Income Taxes – The Company provides income tax expense for its utility operations in accordance with the regulatory accounting policies of the applicable jurisdictions.  The Company’s income tax provision is calculated on a separate return basis. The Connecticut PURA requires the flow-through method of accounting for most state tax temporary differences as well as for certain federal temporary differences. The MPUC requires the flow-through method of accounting for most state temporary differences and normalized accounting for most federal temporary differences. In its approvals of the stipulation agreements between Maine Water and the Office of the Public Advocate, issued in 2015, the MPUC has allowed the flow-through method of accounting stemming from Maine Water’s adoption of the IRS’ Repair Regulations in all of its divisions.

The Company computes deferred tax liabilities for all temporary book-tax differences using the liability method prescribed in FASB ASC 740 “Income Taxes” (“FASB ASC 740”).  Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities.  Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements.  Deferred tax liabilities that have not been reflected in tax expense due to regulatory treatment are reflected as Unfunded Future Income Taxes, and are expected to be included in future years’ rates.

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

The discount rate assumption we use to value our pension and post-retirement benefit obligations has a material impact on the amount of expense we record in a given period.  Our 2015 and 2014 pension expense was calculated using assumed discount rates of 3.95% and 4.90%, respectively. Our 2015 and 2014 post-retirement welfare expense was calculated using assumed discount rates of 3.80% and 4.80%, respectively.  In 2016, our pension and post-retirement welfare expense will be calculated using assumed discount rates of 4.30% and 4.15%, respectively.  The following table shows how much a one percent change in our assumed discount rate would have changed our reported 2015 pension and post-retirement expense:

	Increase (Decrease) in Pension Expense	Increase (Decrease) in Post-retirement Expense
1% Increase in the discount rate	$(1,584,000)	$(219,000)
1% Decrease in the discount rate	$1,931,000	$265,000

Other assumptions that affect the costs associated with our benefit plans include the assumed rate of return on plan assets and the expected rate of compensation increase.  The Company has assumed an 7.25% return on plan investments for 2015 and 2014, and a 4.00% rate of compensation increase for our pension and post-retirement welfare plans, in 2015 and 2014.  The assumed health care trend rate was 8.5% and 9.0% at December 31, 2015 and 2014, respectively. During 2014, the Company adopted the use of the recently issued Society of Actuaries’ mortality table, RP 2014. RP 2015, issued by the Society of Actuaries in 2015, was used in determination of our pension and post-retirement benefit obligations as of December 31, 2015 and projected costs for 2016.

Goodwill – As part of the purchase of certain regulated water companies, the Company has recorded goodwill of $30.4 million as of December 31, 2015 representing the amount of the purchase price over net book value of the assets acquired.  The Company accounts for goodwill in accordance with Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“FASB ASC 350”). As a result of a rate order issued by the MPUC, the Company reduced its goodwill balance by $1.3 million in the year ended December 31, 2015.

As part of FASB ASC 350, the Company is required to perform an annual review of goodwill for any potential impairment, which we perform as of December 31 each year. We update the review between the annual testing if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The analysis of a potential impairment of goodwill requires a two step process. Step one of the test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of goodwill impairment loss. If the carrying value is less than fair value, further testing for goodwill impairment is not performed.

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

In performing the annual goodwill impairment test, for purposes of the step one analysis, the Company bases the determination of the fair value of its reporting unit on the income approach, which estimates the fair value based on discounted future cash flows. Based on our comparison of the estimated fair value of the Water Operations reporting unit to its respective carrying amount, the impairment test performed in 2015 concluded that the estimated fair value of the Water Operations reporting unit, which has goodwill recorded, exceeded the reporting unit’s carrying amount by at least 71% as of December 31, 2015, indicating that none of our goodwill was impaired.

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

The Company believes that the factors described above and those described in detail below under the heading “Commitments and Contingencies” may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2016 and beyond.  Please also review carefully the risks and uncertainties described in Item 1A – Risk Factors and those described above under the heading “Special Note Regarding Forward Looking Statements”.

The Company expects Net Income from its Water Operations segment to increase in 2016 over 2015 levels, primarily due to revenue increases due to expected rate increases and the utilization of WISC in Maine and WICA in Connecticut, continued cost containment efforts and modest growth in its Services and Rentals segment. During 2016 and subsequent years, the ability of the Company to maintain and increase its Net Income will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the section entitled “Commitments and Contingencies” and the risks and uncertainties described in the “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors”.

FINANCIAL CONDITION
Liquidity and Capital Resources

The Company is not aware of any demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

The Company has entered into a $15 million line of credit agreement with CoBank, ACB, that is currently scheduled to expire on July 1, 2020.  The Company maintains an additional line of credit of $20 million with RBS Citizens, N.A., with an expiration date of June 30, 2017.  As of December 31, 2015 the total lines of credit available to the Company were $35 million.  As of December 31, 2015 and 2014, the Company had $16.1 million and $2.0 million of “Interim Bank Loans Payable”, respectively.  As of December 31, 2015, the Company had $18.9 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

At December 31, 2015 and 2014, the weighted average interest rates on these short-term borrowings outstanding was 2.4% and 2.2%, respectively.

On March 5, 2013, Connecticut Water and CoBank entered into a promissory note and single advance term loan supplement to the master loan agreement (the “Note”) in which CoBank agreed to make an additional loan to Connecticut Water in an aggregate principal amount of up to $14,550,000, with a maturity date of March 4, 2033. Additionally, the Company entered into an amendment to the guarantee dated March 5, 2013 (the “Guarantee Amendment”), pursuant to which the Company agreed to guarantee the payment of certain of Connecticut Water’s obligations under the Note pursuant to the same terms of the guarantee. Connecticut Water used substantially all of the proceeds of the Loans to refinance the 2007 A Series bonds outstanding.

On June 3, 2013, Maine Water completed the issuance of $1,409,888 aggregate principal amount of its First Mortgage Bonds, Series V, 1.0% due April 1, 2033 (the “Series V Bonds”). The Series V Bonds were issued by Maine Water to the Maine Municipal Bond Bank (the “Bank”) and the proceeds of the issuance were loaned (the “Series V Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of June 3, 2013. The proceeds of the Series V Loan were used by Maine Water to fund various water facilities projects.

On December 22, 2014, Maine Water and CoBank entered into an amendment to Amended and Restated Master Loan Agreement by and between Maine Water and CoBank, dated as of December 1, 2012 pursuant to which CoBank loaned Maine Water $4,500,000. Maine Water has used the proceeds of the above described loan from CoBank to refinance existing debt and to finance capital expenditures.

On March 17, 2015, Maine Water completed the issuance of $1,864,050 aggregate principal amount of its First Mortgage Bonds, Series Q, 0.01% due March 17, 2035 (the “Series Q Bonds”). The Series Q Bonds were issued by Maine Water to the Bank and the proceeds of the issuance were loaned (the “Series Q Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of March 17, 2015. The proceeds of the Series Q Loan will be used by Maine Water to fund various water facilities projects, including the replacement of a booster station and to fund modifications to a treatment plant, each located in the City of Biddeford, Maine.

On November 25, 2015, Maine Water completed the issuance of $2,487,630 aggregate principal amount of its First Mortgage Bonds, Series R, 1.0% due November 25, 2025 (the “Series R Bonds”). The Series R Bonds were issued by Maine Water to the Bank and the proceeds of the issuance were loaned (the “Series R Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of November 25, 2015. The proceeds of the Series R Loan will be used by Maine Water to fund the construction of a 3 million gallon water storage tank, located in the City of Biddeford, Maine, which will replace an existing in-ground 7.5 million gallon reservoir.

During the year ended December 31, 2015, the Company paid approximately $994,000 related to Connecticut Water Service's Term Note Payable issued as part of the acquisition of Maine Water Company, approximately $1,462,000 in sinking funds related to Maine Water Company's outstanding bonds and an additional $20,000 related to a deceased Connecticut Water bondholder.

Capital Budget

In 2015, the Company spent $47.8 million on capital projects.  The Company used a combination of its internally generated funds, borrowings under its lines of credit and the March and November 2015 long term debt issuances by Maine Water to fund this construction budget.

The following table shows the total construction expenditures excluding non-cash contributed utility plant for each of the last three years and what we expect to invest on construction projects in 2016.

	Gross Construction Expenditures	Construction Funded by Developers & Others	Construction Funded by Company
2015	$48,555,000	$781,000	$47,774,000
2014	$46,186,000	$1,217,000	$44,969,000
2013	$33,669,000	$952,000	$32,717,000
2016 (Projected)	$65,900,000	**	$65,900,000

** – The Company cannot predict the amount of construction funded by others.

Credit Rating

On February 11, 2016, Standard & Poor’s Ratings Services (“S&P”) affirmed its ‘A’ corporate credit rating on the Company. Additionally, S&P also affirmed the Company’s ratings outlook as stable.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) to all registered shareholders, and to the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company's appointment of a new common stock transfer agent. During the years ended December 31, 2015 and 2014, participants reinvested $1,536,000 and $1,697,000, respectively, as part of the DRIP.

From 1999 through 2003, the Company issued stock options to certain employees of the Company.  No stock options have been issued by the Company since 2003. As of December 31, 2013, the Company no longer had any outstanding stock options. During the year ended December 31, 2013, 7,744 options were exercised resulting in approximately $225,000 in proceeds to the Company.

Construction Expenditures

During 2015, the Company incurred approximately $48.6 million of construction expenditures, including approximately $781,000 funded by developers and others.  The Company financed the expenditures through internally generated funds, long-term debt issuances, proceeds from its dividend reinvestment plan, customers’ advances, contributions in aid of construction and short-term borrowings.

Our Board of Directors has approved a $65.9 million construction budget for 2016, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will use a combination of its internally generated funds, borrowing under its available lines of credit and a potential new debt issuance in 2016.

As the Company looks forward to 2016 and 2017, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery of these costs through periodic WICA and WISC applications.  The total cost of that investment may exceed the amount of internally generated funds.  The Company expects to rely upon its internally generated funds and short-term borrowing facilities and new debt issuances over the next 12-24 months.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related persons.

The following table summarizes the Company’s future contractual cash obligations as of December 31, 2015:

Payments due by Periods
(in thousands)
Contractual Obligations	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	More than 5 years
Long-Term Debt (LTD)	$178,681	$2,842	$10,201	$6,380	$159,258
Interest on LTD	85,795	7,265	13,990	13,149	51,391
Operating Lease Obligations	25	9	15	1	—
Purchase Obligations (1) (2) (3) (4) (5)	87,558	1,516	3,158	3,247	79,637
Long-Term Compensation Agreements (6)	57,253	5,721	11,037	10,901	29,594
Total (7) (8)	$409,312	$17,353	$38,401	$33,678	$319,880

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

5.
Maine Water has an agreement with the Kenebec Water District for potable water service. The agreement was extended and became effective on November 7, 2015 for a new term of 5 years. Maine Water guarantees a minimum consumption of 63.5 million gallons of water annually. Water sales to Maine Water are billed at a flat rate per gallon plus the monthly minimum tariff rate for a 4-inch metered service.

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

In addition to the obligations disclosed in the contractual obligations table above, we have uncertain tax positions of $6.3 million.  Although we believe our tax positions comply with applicable law, we have made judgments as to the sustainability of each uncertain tax position based on its technical merits.  Due to the uncertainty of future cash outflows, if any, associated with our uncertain tax positions, we are unable to make a reasonable estimate of the timing or amounts that may be paid.

RESULTS OF OPERATIONS

Overview of 2015 Results from Operations

Net Income for 2015 was $22,761,000, or $2.07 basic earnings per share, an increase of $1,442,000, or $0.12 basic earnings per share, compared to 2014.  The increase in earnings was principally due to higher net income in our Water Operations segment due to ongoing investment in water infrastructure and the recovery of that investment through WICA and WISC. These investments drove both a revenue increase and lower current income tax expense as a result of the continued application of the Repair Regulations. Changes in net income for our segments were as follows (in thousands):

Business Segment	2015 Net Income	2014 Net Income	Increase (Decrease)
Water Operations	$21,018	$19,798	$1,220
Real Estate	349	50	299
Services and Rentals	1,394	1,471	(77)
Total	$22,761	$21,319	$1,442

Water Operations

The increase in net income from Water Operations for 2015 compared to 2014 was $1,220,000, or 6.2%.  A breakdown of the components of this increase was as follows (in thousands):

	2015	2014	Increase (Decrease)
Operating Revenues	$96,041	$94,020	$2,021
Operation and Maintenance	48,052	44,445	3,607
Depreciation	12,871	11,784	1,087
Income Taxes	(818)	3,596	(4,414)
Taxes Other than Income Taxes	9,294	9,031	263
Other Utility Income	797	833	(36)
Other (Deductions) Income	(214)	(202)	(12)
Interest and Debt Expense (net of AFUDC)	6,207	5,997	210
Total Net Income from Water Operations	$21,018	$19,798	$1,220

Revenue from our water customers increased by $2,021,000, or 2.1%, to $96,041,000 for the year ended December 31, 2015 when compared to the same period in 2014.  The primary drivers of higher revenues were the increased rates in 2015 associated with recurring WICA charges and increased rates in almost all of Maine Water’s service areas due to both WISC filings and regular rate cases. In 2015, WRA revenues were $1,583,000 compared to $3,700,000 in 2014. The reduction in WRA revenues was due primarily to an increase in billed revenues in 2015 compared to 2014.

Operation and Maintenance (“O&M”) expense increased in 2015 by $3,607,000, or 8.1%, during the year ended December 31, 2015 when compared to the 2014 period primarily due to a increase in employee benefit costs and the use of outside services. The following table presents the major components of O&M expense (in thousands):

Expense Components	2015	2014	Increase (Decrease)
Pension	$4,382	$2,738	$1,644
Outside services	4,224	2,594	1,630
Payroll	16,110	15,280	830
Utility costs	4,126	3,757	369
Maintenance	3,567	3,205	362
Post-retirement medical	729	575	154
Investor relations	770	631	139
Property and liability insurance	1,530	1,424	106
Vehicles	1,666	1,767	(101)
Water treatment (including chemicals)	2,740	2,936	(196)
Customer	1,494	1,719	(225)
Medical	2,126	2,557	(431)
Other benefits	1,211	1,809	(598)
Other	3,377	3,453	(76)
Total	$48,052	$44,445	$3,607

The changes in individual items are described below:

▪
Pension and post-retirement medical costs increased over the prior year primarily due to a decrease to the discount rate used in determining the 2015 expense. The discount rate selected to calculate the pension and post-retirement medical expenses for 2016 is higher than the rate used for 2015 which will likely cause 2016 pension and post-retirement medical expenses to be lower than 2015 expense;

▪
Outside services expenses increased in 2015 primarily due to costs associated with Company initiatives surrounding succession planning and risk management and the use of consultants to assist for tax related matters and water quality compliance. Additionally, the Company saw continued costs associated with its ongoing cyber security improvements discussed above. These increases were partially offset by a reduction in legal costs throughout 2015;

▪	Payroll costs increased in 2015 when compared to 2014 primarily due to regular wage increases;

▪
Utility costs increased primarily due to increased electrical fees charged by our electric suppliers and higher phone costs in 2015. Theses increases were partially offset by lower costs associated with fuel oil;

▪
Investor relation fees increased primarily as the result of increased efforts by senior leadership related to investor outreach throughout 2015 and higher expenses related to the Board of Directors; and

▪	Property and liability insurance costs increased in 2015 due to higher premiums stemming from growth in insurable assets.

The increases detailed above were offset by the following decreases to O&M expense:

▪	Other benefits decreased in 2015 when compared to 2014 primarily due to reduced costs associated with a non-officer incentive plan and the Company’s performance stock plan offered to officers;

▪
Medical costs in 2015 were lower than 2014 primarily due to a reduction in medical claims made by employees and their families, partially offset by an increase in the administration of the Company’s medical plan;

▪	Customer related expenses decreased from 2014 levels due to a reduction in uncollectible accounts during 2015, partially offset by higher customer communication costs; and

▪
Water treatment costs decreased primarily due to a reduction in laboratory testing costs as a result of Connecticut Water now performing most test internally rather than through an outside vendor and lower costs associated with the disposal of certain treatment by-products. Maine Water has historically handled most of their testing in house.

The Company’s Depreciation expense increased $1,087,000, or 9.2%, when comparing 2015 to 2014. The primary driver of the increase in Depreciation expense was a higher Utility Plant balance in 2015 due to normal plant additions.

Income Tax expense associated with Water Operations decreased by $4,414,000 in the year ended December 31, 2015 when compared to the same period in 2014 due to a lower effective tax rate. The Company’s effective tax rate decreased in 2015 primarily due to reversal of previously established provisions, the impact of returning of the repair tax benefit to customers in both Connecticut and Maine and the implementation of the MPUC order allowing flow through treatment of the repair deduction which was recorded in 2015.

Total Interest and Debt Expense, net of Allowance for Funds Used During Construction (“AFUDC”) increased by $210,000 in the year ended December 31, 2015 when compared to the same period in 2014 due, primarily, to higher interest costs related to new debt issuances by Maine Water.

Real Estate

Income from the Real Estate segment is largely dependent on the tax deductions received on donations and, or, sales of available land.  This typically occurs when utility-owned land is deemed to be unnecessary to protect water sources.  During 2015, the Company donated land associated with a previously sold land conservation easement in Connecticut and the sale of three small parcels of land in Maine. These transactions generated $349,000 in net income in the Real Estate segment.

During 2014, the Company completed the sale of two small properties which generated $50,000 of net income in the Real Estate segment.

Overview of 2014 Results from Operations

Net Income for 2014 was $21,319,000, or $1.95 basic earnings per share, an increase of $3,050,000, or $0.27 basic earnings per share, compared to 2013.  The increase in earnings was principally due to higher net income in our Water Operations due to ongoing investment in water infrastructure and the recovery of that investment through WICA and WISC. These investments drove both a revenue increase and lower current income tax expense as a result of the adoption of the Repair Regulations. Changes in net income for our segments were as follows (in thousands):

Business Segment	2014 Net Income	2013 Net Income (Loss)	Increase (Decrease)
Water Operations	$19,798	$16,793	$3,005
Real Estate	50	(7)	$57
Services and Rentals	1,471	1,483	$(12)
Total	$21,319	$18,269	$3,050

Water Operations

The increase in net income from Water Operations for 2014 over 2013 was $3,005,000 or 18%.  A breakdown of the components of this increase was as follows (in thousands):

	2014	2013	Increase (Decrease)
Operating Revenues	$94,020	$91,481	$2,539
Operation and Maintenance	44,445	44,564	(119)
Depreciation	11,784	10,792	992
Income Taxes	3,596	5,944	(2,348)
Taxes Other than Income Taxes	9,031	8,188	843
Other Utility Income	833	856	(23)
Other (Deductions) Income	(202)	(292)	90
Interest and Debt Expense (net of AFUDC)	5,997	5,764	233
Total Net Income from Water Operations	$19,798	$16,793	$3,005

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

O&M expense decreased in 2014 by $119,000, or 0.3%, during the year ended December 31, 2014 when compared to the 2013 period primarily due to a decrease in employee benefit costs. The following table presents the components of O&M expense (in thousands):

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

Income Tax expense associated with Water Operations decreased by $2,348,000 in the year ended December 31, 2014 when compared to the same period in 2013 due to a lower effective tax rate. The Company’s effective tax rate decreased from 28.0% to 16.6% in the year ended December 31, 2014. The inclusion of 2014 repair deduction related to the tangible property regulations in the current year tax provision led to the decrease in the overall effective tax rate. This was partially offset by a provision made for repair deductions.

Total Interest and Debt Expense, net of AFUDC increased by $233,000 in the year ended December 31, 2014 when compared to the same period in 2013. This was primarily due to a timing difference in patronage income the Company receives from one of its banking partners. The Company recorded patronage income related to 2012 in the first quarter of 2013 and simultaneously began to accrue for 2013 patronage income. During 2014, the Company accrued only for 2014 patronage income. Additionally, in the second quarter of 2013, the Company recorded a catch up of amortization of the fair value of debt acquired in the purchase of Maine Water and BSWC. Partially offsetting these increases was lower interest expense due to lower debt balances outstanding during much of the year ended December 31, 2014 when compared to the same period in December 31, 2013.

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

COMMITMENTS AND CONTINGENCIES

Water Supply – Connecticut Water has an agreement with the RWA to purchase water from RWA. The agreement was signed April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of fifty years upon becoming effective. Connecticut Water will pay RWA $75,000 per year, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement. Connecticut Water has an agreement with the MDC to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water agrees to purchase 283 million gallons of water annually from MDC. Connecticut Water has an agreement with Avon to purchase twelve million gallons per year from Avon. The agreement became effective on October 3, 2008 and has a term of 10 years. Connecticut Water has a 99 year lease with 19 Perry Street to obtain well water for its public water supply system. The agreement became effective in 1975 and is based on current water rates in effect each year. There is no limitation on the amount of water that can be withdrawn from the leased property. Maine Water has an agreement with the Kenebec Water District for potable water service. The agreement was extended and became effective on November 7, 2015 for a new term of 5 years. Water sales to Maine Water are billed at a flat rate per gallon plus the monthly minimum tariff rate for a 4-inch metered service. During 2015, the Company spent $1,112,000 on these agreements.

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

Reviews by Taxing Authorities – On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed beginning in the fourth quarter of 2013.  On March 24, 2015, the Company was notified by the Connecticut Department of Revenue Services that the audit was expanded to include the 2012 and 2013 tax years. The State focused its review on tax credits associated with fixed capital investment. The Company and the State came to an agreement (“Closing Agreement”) regarding investments eligible for the credit. The Closing Agreement was executed on May 4, 2015. The Company had previously recorded a provision for the possible disallowance of these credits and, therefore, there was minimal impact in 2015.

On the 2012 tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS’s temporary tangible property regulations. On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of $1,185,000. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  Therefore, as required by FASB ASC 740, during the year ended December 31, 2015, the Company recorded a provision of $2.1 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $5.4 million in the prior year for a cumulative total of $6.3 million.

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

Rate Relief – Connecticut Water and Maine Water are regulated public utilities, which provide water services to their customers.  The rates that Regulated Companies charge their water customers are subject to the jurisdiction of the regulatory authority of the PURA in Connecticut and the MPUC in Maine.  Connecticut Water’s allowed rate of return on equity and return on rate base are currently 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2015 were 9.50% and 7.96%, respectively.

Land Dispositions – The Company and its subsidiaries own additional parcels of land in Connecticut and Maine, which may be suitable in the future for disposition or for further protection through conservation easements, through sale or by donation to municipalities, other local governments or private charitable entities such as local land trusts.  In Connecticut, these additional parcels would include certain Class I and II parcels previously identified for long term conservation by the Connecticut DEEP, which have restrictions on development and resale based on provisions of the Connecticut General Statutes.  In Maine, these parcels include primarily company-owned land used for water supply protection, and a permanent conservation easement may be appropriate for some parcels to ensure the permanent protection of the watersheds, while balancing the appropriate community and recreational use of the land.

Capital Expenditures – The Company has received approval from its Board of Directors to spend $65.9 million on capital expenditures in 2016, in part to fund improvements to water treatment plants and increased spending related to infrastructure improvements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary market risk faced by the Company is interest rate risk.  As of December 31, 2015, the Company had no exposure to derivative financial instruments or financial instruments with significant credit risk or off-balance-sheet risks.  In addition, the Company is not subject in any material respect to any currency or other commodity risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries.
The Company has entered into a $15 million line of credit agreement with CoBank, ACB, that is currently scheduled to expire on July 1, 2020.  The Company maintains an additional line of credit of $20 million with RBS Citizens, N.A., with an expiration date of June 30, 2017.  As of December 31, 2015 the total lines of credit available to the Company were $35 million.  As of December 31, 2015 and 2014, the Company had $16.1 million and $2.0 million of “Interim Bank Loans Payable”, respectively.  As of December 31, 2015, the Company had $18.9 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The “Consolidated Financial Statements” of Connecticut Water Service, Inc., and the “Notes to Consolidated Financial Statements”, together with the reports of Baker Tilly Virchow Krause, LLP, merger successor to ParenteBeard LLC, independent registered public accounting firm, are included herein on pages 46 through 81.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of December 31, 2015, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  We have used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in conducting our evaluation of the effectiveness of the internal control over financial reporting. Based on our evaluation, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Connecticut Water Service, Inc.

We have audited Connecticut Water Service, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Connecticut Water Service, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Connecticut Water Service, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and related consolidated statements of income, comprehensive income and cash flows of Connecticut Water Service, Inc., as well as the financial statement schedule listed in the accompanying index, and our report dated March 14, 2016 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Philadelphia, Pennsylvania
March 14, 2016

ITEM 9B.  OTHER INFORMATION

On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,300 acres of land located in the towns of Rockport, Camden and Hope, Knox County, Maine value in the aggregate at $3.1 million.  The land had a book value of approximately $600,000 at December 31, 2015 and is included in “Utility Plant” on the Company’s “Consolidated Balance Sheets”. The easements and purchase prices are as follows:

1.Ragged Mountain Mirror Lake Conservation Easement: $1,875,000; and

2.Grassy Pond conservation Easement: $600,000.

The two easement sale and donation transactions are expected to close no later than December 31, 2017 and December 31, 2019, respectively.  Maine Water will make a $200,000 contribution to the Land Trust upon completion of the closing of the first easement sale.  Maine Water also expects to claim a charitable deduction for the $600,000 excess of the fair market value of the second easement over the $600,000 sale price.

The Sale Agreement is subject to customary closing conditions and contingencies for a land easement transaction of this type.  A copy of the Sale Agreement is filed as Exhibit 10.58 to this Form 10-K and is hereby incorporated herein by reference.

PART III

Pursuant to General Instruction G(3), the information called for by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed in EDGAR on or about March 29, 2016 in connection with the annual meeting to be held on May 13, 2016.  Certain information concerning the executive officers of the Company is included in Item 1 of this report.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1	Financial Statements:
			Page
		Index to Consolidated Financial Statements and Schedule	45
		Report of Independent Registered Public Accounting Firm	46
		Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013	47
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013	47
		Consolidated Balance Sheets at December 31, 2015 and 2014	48
		Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	49
		Notes to Consolidated Financial Statements	50
	2	Financial Statement Schedule:
		The following schedule of the Company is included on the attached page as indicated
		Schedule II Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2015, 2014 and 2013	88

All other schedules provided for in the applicable regulations of the Securities and Exchange Commission have been omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements or notes thereto.

(b)		Exhibits
		Exhibits for Connecticut Water Service Inc., are in the Index to Exhibits	82

Exhibits heretofore filed with the Securities and Exchange Commission as indicated below are incorporated herein by reference and made a part hereof as if filed herewith.  Exhibits marked by asterisk (* or **) are being filed or furnished herewith.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Connecticut Water Service, Inc.

We have audited the accompanying consolidated balance sheets of Connecticut Water Service, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respect, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Connecticut Water Service, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2016 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Philadelphia, Pennsylvania
March 14, 2016

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, (in thousands, except per share data)	2015	2014	2013
Operating Revenues	$96,041	$94,020	$91,481
Operating Expenses
Operation and Maintenance	48,052	44,445	44,564
Depreciation	12,871	11,784	10,792
Income Taxes	(818)	3,596	5,944
Taxes Other Than Income Taxes	9,294	9,031	8,188
Total Operating Expenses	69,399	68,856	69,488
Net Operating Revenues	26,642	25,164	21,993
Other Utility Income, Net of Taxes	797	833	856
Total Utility Operating Income	27,439	25,997	22,849
Other Income (Deductions), Net of Taxes
Gain (Loss) on Real Estate Transactions	349	50	(7)
Non-Water Sales Earnings	1,394	1,471	1,483
Allowance for Funds Used During Construction	530	518	366
Other	(214)	(202)	(292)
Total Other Income, Net of Taxes	2,059	1,837	1,550
Interest and Debt Expenses
Interest on Long-Term Debt	7,087	7,023	7,200
Other Interest Income, Net	(458)	(573)	(913)
Amortization of Debt Expense and Premium, Net	108	65	(157)
Total Interest and Debt Expenses	6,737	6,515	6,130
Net Income	22,761	21,319	18,269
Preferred Stock Dividend Requirement	38	38	38
Total Net Income Applicable to Common Stock	$22,723	$21,281	$18,231
Weighted Average Common Shares Outstanding:
Basic	10,958	10,893	10,827
Diluted	11,164	11,091	10,996
Earnings Per Common Share:
Basic	$2.07	$1.95	$1.68
Diluted	$2.04	$1.92	$1.66
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, (in thousands)	2015	2014	2013

Net Income	$22,761	$21,319	$18,269
Other Comprehensive (Loss) Income, net of tax
Qualified cash flow hedging instrument net of tax benefit of $0, $0 and $12
in 2015, 2014, and 2013, respectively	—	—	41
Adjustment to post-retirement benefit plans, net of tax (expense)
benefit of $(505), $735, and $(398) in 2015, 2014, and 2013, respectively	765	(1,527)	982
Unrealized Investment (loss) gain, net of tax benefit (expense) of $62,
$(25) and $(119), in 2015, 2014, and 2013, respectively	(97)	39	190
Other Comprehensive Income (Loss), net of tax	$668	$(1,488)	$1,213
Comprehensive Income	$23,429	$19,831	$19,482

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED BALANCE SHEETS
December 31, (in thousands, except share amounts)	2015	2014
ASSETS
Utility Plant	$722,447	$685,654
Construction Work in Progress	23,298	9,304
	745,745	694,958
Accumulated Provision for Depreciation	(199,461)	(188,019)
Net Utility Plant	546,284	506,939
Other Property and Investments	8,126	8,271
Cash and Cash Equivalents	731	2,475
Accounts Receivable (Less Allowance, 2015 - $947; 2014 - $1,202)	11,012	11,971
Accrued Unbilled Revenues	8,259	8,283
Materials and Supplies, at Average Cost	1,617	1,486
Prepayments and Other Current Assets	5,410	11,953
Total Current Assets	27,029	36,168
Restricted Cash	846	—
Unamortized Debt Issuance Expense	5,786	6,292
Unrecovered Income Taxes - Regulatory Asset	77,510	57,331
Pension Benefits - Regulatory Asset	12,414	13,713
Post-Retirement Benefits Other Than Pension - Regulatory Asset	468	2,626
Goodwill	30,427	31,685
Deferred Charges and Other Costs	7,628	8,164
Total Regulatory and Other Long-Term Assets	135,079	119,811
Total Assets	$716,518	$671,189
CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2015 - 11,192,882; 2014 - 11,124,630	$144,534	$141,684
Retained Earnings	80,378	69,370
Accumulated Other Comprehensive Loss	(935)	(1,603)
Common Stockholders’ Equity	223,977	209,451
Preferred Stock	772	772
Long-Term Debt	177,654	176,601
Total Capitalization	402,403	386,824
Current Portion of Long-Term Debt	2,842	2,457
Interim Bank Loans Payable	16,085	1,991
Accounts Payable and Accrued Expenses	11,882	10,019
Accrued Interest	727	693
Current Portion of Refund to Customers - Regulatory Liability	2,994	6,079
Other Current Liabilities	2,409	2,383
Total Current Liabilities	36,939	23,622
Advances for Construction	21,444	26,718
Deferred Federal and State Income Taxes	48,053	53,322
Unfunded Future Income Taxes	74,712	56,919
Long-Term Compensation Arrangements	34,389	35,748
Unamortized Investment Tax Credits	1,264	1,339
Refund to Customers - Regulatory Liability	993	1,550
Other Long-Term Liabilities	5,273	776
Total Long-Term Liabilities	186,128	176,372
Contributions in Aid of Construction	91,048	84,371
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$716,518	$671,189
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, (in thousands)	2015	2014	2013
Operating Activities:
Net Income	$22,761	$21,319	$18,269
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Revenues	(1,344)	(3,461)	(3,059)
Provision for Deferred Income Taxes and Investment Tax Credits, Net	(7,502)	5,878	7,386
Allowance for Funds Used During Construction	(530)	(518)	(366)
Depreciation and Amortization (including $27 in 2015, $673 in 2014, and $348 in 2013 charged to other accounts)	12,898	12,457	11,140
(Gain) Loss on Sale of Land	(349)	(50)	7
Change in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable and Accrued Unbilled Revenues	984	(291)	(1,205)
Decrease (Increase) in Other Current Assets	6,540	(5,012)	(4,321)
Decrease (Increase) in Other Non-Current Items, Net	11,383	(1,286)	11,985
(Decrease) Increase in Accounts Payable, Accrued Expenses and Other Current Liabilities	(3,695)	1,169	4,514
Total Adjustments	18,385	8,886	26,081
Net Cash and Cash Equivalents Provided by Operating Activities	41,146	30,205	44,350
Investing Activities:
Additions to Utility Plant	(48,025)	(45,668)	(33,303)
Proceeds on Real Estate Transactions	14	243	95
Release of Restricted Cash	(846)	5,779	5,457
Net Cash and Cash Equivalents Used in Investing Activities	(48,857)	(39,646)	(27,751)
Financing Activities:
Net Proceeds from Interim Bank Loans	16,085	1,991	—
Net Repayment of Interim Bank Loans	(1,991)	—	(1,660)
Repayment of Long-Term Debt Including Current Portion	(2,476)	(4,114)	(15,870)
Proceeds from Issuance of Long-Term Debt	4,352	4,500	14,550
Proceeds from Issuance of Common Stock	1,536	1,697	1,629
Proceeds from Exercise of Stock Options	—	—	225
Costs Incurred to Issue Long-Term Debt and Common Stock	(37)	(2)	(42)
Advances from Others for Construction	251	699	586
Cash Dividends Paid	(11,753)	(11,226)	(10,796)
Net Cash and Cash Equivalents Provided by (Used in) Financing Activities	5,967	(6,455)	(11,378)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,744)	(15,896)	5,221
Cash and Cash Equivalents at Beginning of Year	2,475	18,371	13,150
Cash and Cash Equivalents at End of Year	$731	$2,475	$18,371
Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant (see Note 1 for details)	$1,282	$1,130	$801
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$6,761	$6,665	$6,573
State and Federal Income Taxes	$537	$1,135	$3,600
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
The Maine Water Company (“Maine Water”)
Chester Realty, Inc. (“Chester Realty”)
New England Water Utility Services, Inc. (“NEWUS”)
The Barnstable Holding Company (“Barnstable Holding”) - Inactive

On September 3, 2013, an application was filed with the Maine Public Utilities Commission (“MPUC”) to merge Maine Water and Biddeford & Saco Water Company (“BSWC”), with Maine Water as the surviving entity. This application was approved by the MPUC and, effective January 1, 2014, BSWC was merged into Maine Water.

As of December 31, 2015, Connecticut Water and Maine Water were our regulated public water utility companies (collectively the “Regulated Companies”), which together served 123,633 customers in 77 towns throughout Connecticut and Maine.

Chester Realty is a real estate company whose net profits from rental of property are included in the Other Income (Deductions), Net of Taxes section of the Consolidated Statements of Income in the “Non-Water Sales Earnings” category.

NEWUS is engaged in water-related services, including the Linebacker® program, emergency drinking water, pool water and contract operations.  Its earnings are included in the Non-Water Sales Earnings category of the Consolidated Statements of Income.

Intercompany accounts and transactions have been eliminated.

PUBLIC UTILITY REGULATION – Connecticut Water is subject to regulation for rates and other matters by the Connecticut Public Utility Regulatory Authority (“PURA”) and follows accounting policies prescribed by the PURA.  Maine Water is subject to regulation for rates and other matters by the MPUC. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which includes the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 980 “Regulated Operations” (“FASB ASC 980”).  FASB ASC 980 requires cost-based, rate-regulated enterprises, such as Connecticut Water and Maine Water, to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets and liabilities that result when costs and benefits are allowed for ratemaking purposes in a period after the period in which the costs or benefits would be charged to expense by an unregulated enterprise.  The Consolidated Balance Sheets include regulatory assets and liabilities as appropriate, primarily related to income taxes, post-retirement benefit costs and deferred revenues associated with the Water Revenue Adjustment (“WRA”) used by Connecticut Water.  In accordance with FASB ASC 980, costs which benefit future periods are amortized over the periods they benefit. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are probable to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FASB ASC 980.

CONNECTICUT WATER SERVICE, INC.

Regulatory assets and liabilities are comprised of the following:

(in thousands)	December 31,
	2015	2014
Assets:
Pension and post-retirement benefits	$12,882	$16,339
Unrecovered income taxes	77,510	57,331
Deferred revenue (included in prepayments and other current assets and deferred charges and other costs)	5,033	7,386
Other (included in prepayments and other current assets and deferred charges and other costs)	3,561	3,840
Total regulatory assets	$98,986	$84,896
Liabilities:
Other (included in other current liabilities)	$1,567	$718
Unamortized Investment Tax Credits	1,264	1,339
Refunds to Customers (including current portion)	3,987	7,629
Unfunded future income taxes (including other long-term liabilities)	74,712	57,719
Total regulatory liabilities	$81,530	$67,405

Pension and post-retirement benefits include costs in excess of amounts funded.  The Company believes these costs will be recoverable in future years, through rates, as funding is required and has recorded regulatory assets for those costs.  The recovery period is dependent on contributions made to the plans and remaining life expectancy.

Certain items giving rise to deferred state income taxes, as well as a portion of deferred federal income taxes related primarily to differences between book and tax depreciation expense, are recognized for ratemaking purposes on a cash or flow-through basis are and recognized as unrecovered future income taxes that will be recovered in rates in future years as they reverse. In addition, basis differences resulting from the repair tax deduction adopted in 2013 contribute to the change in unfunded future income taxes.

Deferred revenue represents a portion of the rate increase granted in Connecticut Water’s 2007 rate decision.  The regulator’s decision required the Company to defer for future collection, beginning in 2008, a portion of the increase. Additionally, revenue recorded under the WRA, discussed below, is included in deferred revenue.

Regulatory liabilities include deferred investment tax credits and amounts to be refunded to customers as a result of the adoption of the tangible property regulations in Connecticut and Maine.  These liabilities will be given back to customers in rates as tax deductions occur in the future.

Regulatory Matters

The rates we charge our customers in Connecticut and Maine are established under the jurisdiction of and are approved by the PURA and MPUC, respectively.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water’s allowed return on equity and return on rate base, effective as of December 31, 2015 were 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2015 were 9.50% and 7.96%, respectively.

Connecticut Rates

Effective April 1, 2014, in accordance with a settlement agreement with the Office of the Consumer Counsel of the State of Connecticut (the “OCC”) and the Office of the Attorney General for the State of Connecticut, discussed below, Connecticut Water's cumulative Water Infrastructure and Conservation Adjustment (“WICA”) surcharge of 7.89% was rolled into base rates charged to customers.

On July 29, 2014, Connecticut Water filed a WICA application with the PURA requesting a 1.59% surcharge to customers' bills, representing approximately $12.7 million in WICA related projects. On September 26, 2014, the PURA approved the 1.59% surcharge with the new rates becoming effective on October 1, 2014.

CONNECTICUT WATER SERVICE, INC.

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

On January 27, 2016, Connecticut Water filed a WICA application with the PURA requesting a 1.00% surcharge to customers' bills, representing approximately $8.4 million in WICA related projects. On February 9, 2016, Connecticut Water filed for a 0.03% reconciliation adjustment for the 2015 shortfall in WICA. If approved as filed, the Company’s cumulative WICA surcharge will be 5.12% effective April 1, 2016.

Since 2013, Connecticut law has authorized a Water Revenue Adjustment (“WRA”) to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, the cap for WICA charges has been raised to 10%, from 7.5%, between general rate cases and expands the eligible projects to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

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

The Settlement Agreement contemplated that Connecticut Water would adopt Internal Revenue Service (“IRS”) Revenue Procedure 2012-19 (“Repair Regulations”) that allowed the Company to adopt an alternative method for determining how expenditures related to tangible property can be treated for federal tax purposes for tax years beginning on or after January 1, 2012.  This tax accounting method change treated certain expenditures that the Company historically capitalized for tax purposes, as a deductible repair expense on its tax return.  The adoption of the tax accounting method change allowed Connecticut Water to record a favorable “catch up adjustment” on the Company's consolidated 2012 federal tax return which was filed in September 2013. The Company filed with the IRS a tax refund of approximately $13.6 million by carrying back the net operating loss generated from this adjustment.

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

2)    Resetting Connecticut Water's adjustment under Connecticut's WICA mechanism to zero by integrating the present WICA surcharge of 7.89% into Connecticut Water's base rates; and

3)    Connecticut Water agreeing not to file for a general rate increase (except under extraordinary circumstances outside Connecticut Water's control) for new rates to be effective any sooner than October 1, 2015. Connecticut Water currently does not expect to request new rates until the second quarter of 2017, with new rates effective January 1, 2018.

CONNECTICUT WATER SERVICE, INC.

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

On August 30, 2013, the PURA issued a final decision approving the Settlement Agreement. Connecticut Water began to issue a credit on customers' bills of approximately 8.5% on April 1, 2014, related to the repair deduction. Additionally, Connecticut Water began adding an approximate 4.5% surcharge to customer bills related to the WRA for a net surcredit of approximately 4.0%. Effective April 1, 2015, the 4.5% surcharge to customers was replaced by a 5.07% surcharge based on the WRA revenues recorded during 2014, leaving an approximate 3.4% net surcredit on customer bills.

Connecticut Water’s allowed revenues for the year ended December 31, 2015, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, were approximately $76.7 million. Through normal billing for the year ended December 31, 2015 operating revenue for Connecticut Water would have been approximately $75.1 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $1.6 million in additional revenue for the year ended December 31, 2015. During the year ended December 31, 2014, Connecticut Water recorded $3.7 million in additional revenue related to the WRA.

Maine Rates

Effective June 2013, a Water Infrastructure Charge (“WISC”) became available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. Because the MPUC sets rates for Maine Water on a division-by-division basis, the WISC must be implemented in the same manner. Maine Water currently has a WISC in place in all of its divisions with expected annual revenue of $535,000.

On March 25, 2014, the MPUC approved a rate increase that was requested in June 2013 resulting in an annual increase of $340,000 in revenues for one of Maine Water’s divisions, which became effective on that date. Additionally, on November 5, 2014, Maine Water filed for a general rate increase for its Biddeford and Saco division, its largest division, requesting $1.7 million in additional revenues, offset by $700,000 in the first year due to the adoption of IRS Repair Regulations. Maine Water entered into a stipulation agreement (“Biddeford Stipulation Agreement”) with Maine’s Office of the Public Advocate which allowed for flow-through treatment of the Repair Regulations retroactive to January 1, 2014. As part of the Biddeford Stipulation Agreement, customers in the Biddeford and Saco division would receive the benefit of the Repair Regulations of approximately $880,000, over a three year period. Excluding the impact of the refund to customers, the Biddeford Stipulation Agreement calls for an annual increase in rates of approximately $1.3 million. MPUC issued a final decision related to the Biddeford Stipulation Agreement on March 13, 2015, with the new rates, and the first year of the refund, effective on March 10, 2015.

The MPUC also approved pension plan accounting for the Biddeford Saco division as part of the rate order. As a result, the Company made an adjustment to Goodwill reflecting the pension regulatory asset that was established as part of the order.

On October 30, 2014, Maine Water petitioned the MPUC for approval of an accounting order that would allow it to return to its customers a federal income tax refund stemming from the adoption of Repair Regulations to eight of its ten divisions, and to allow flow-through treatment of the repair deduction as of January 1, 2014. On February 26, 2015, the MPUC approved a stipulation between Maine Water and the Office of the Public Advocate (“Maine Water Stipulation Agreement”) that refunds $2.9 million to the customers of the eight divisions over a two year period starting no later than July 1, 2015, and allows the requested accounting treatment. In addition, Maine Water agreed not to file a general rate case during the two year refund period in any of the eight divisions that were allowed the refund. As part of the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement, Maine Water was required to determine the remaining deferred tax liabilities associated with the fixed assets which Maine Water would be deducting as part of the adoption of the Repair Regulations. All parties to the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement, and the MPUC, agreed that any benefit resulting from the elimination of deferred tax liabilities previously recorded on qualifying fixed assets subject to the Repair Regulation deduction, would be deferred and considered in a separate docket initiated after Maine Water had analyzed this additional deferred tax liability in more detail. The Company viewed the completion of the docket determining the ultimate disposition of the deferred tax liability associated with the qualifying fixed assets subject to the Repair Regulation deduction as materially linked to the flow-through treatment granted in the MPUC’s order issued on February 26, 2015. On April 8, 2015, Maine Water filed a petition with the MPUC that asked for approval of amortization of the identified deferred tax liabilities in each of its ten divisions. On June 16, 2015, Maine Water and the Office of the Public Advocate reached a settlement agreement

CONNECTICUT WATER SERVICE, INC.

that allowed for the amortization of these deferred tax liabilities over a one to nine year period, depending on the division. The MPUC approved this agreement on June 22, 2015, at which point Maine Water began the amortization based on the agreed upon schedule. With the completion of this docket, Maine Water recorded in the quarter ended June 30, 2015 the retroactive benefit associated with the flow-through of Repair Regulations from January 1, 2014. The 2014 benefit, reflected in the second quarter of 2015, was approximately $931,000, or $0.09 per basic share outstanding.

Maine Sale of Conservation Easement

On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,300 acres of land located in the towns of Rockport, Camden and Hope, Knox County, Maine value in the aggregate at $3.1 million.  The land had a book value of approximately $600,000 at December 31, 2015 and is included in “Utility Plant” on the Company’s “Consolidated Balance Sheets”. The easements and purchase prices are as follows:

1.Ragged Mountain Mirror Lake Conservation Easement: $1,875,000; and

2.Grassy Pond conservation Easement: $600,000.

The two easement sale and donation transactions are expected to close no later than December 31, 2017 and December 31, 2019, respectively.  Maine Water will make a $200,000 contribution to the Land Trust upon completion of the closing of the first easement sale.  Maine Water also expects to claim a charitable deduction for the $600,000 excess of the fair market value of the second easement over the $600,000 sale price.

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

REVENUES – The Company’s accounting policies regarding revenue recognition by segment are as follows:

Water Operations – Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as certain public and private fire protection customers who are billed monthly.  Most customers, except fire protection customers, are metered.  Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and are earned when water is delivered.  Public fire protection revenues are based on the length of the water main, and number of hydrants in service and are earned on a monthly basis.  Private fire protection charges are based on the diameter of the connection to the water main.  Our Regulated Companies accrue an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter, which is reflected as Accrued Unbilled Revenues in the accompanying Consolidated Balance Sheets. Beginning in 2013, Connecticut Water has begun to record deferred revenue to represent under collection from customers based upon allowed revenues as approved by PURA. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting” in the Company’s Notes to the Consolidated Financial Statements.

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

UTILITY PLANT – Utility plant is stated at the original cost of such property when first devoted to public service.  Utility plant accounts are charged with the cost of improvements and replacements of property including an Allowance for Funds Used During Construction (“AFUDC”).  Retired or disposed depreciable plant is charged to accumulated provision for depreciation together with any costs applicable to retirement, less any salvage received.  Maintenance of utility plant is charged to expense.  Accounting policies relating to other areas of utility plant are listed below:

CONNECTICUT WATER SERVICE, INC.

Allowance For Funds Used During Construction – AFUDC is the cost of debt and equity funds used to finance the construction of utility plant. The amount shown on the Consolidated Statements of Income relates to the equity portion.  The debt portion is included as an offset to “Other Interest Charges”.  Generally, utility plant under construction is not recognized as part of rate base for ratemaking purposes until facilities are placed into service, and accordingly, AFUDC is charged to the construction cost of utility plant.  Capitalized AFUDC, which does not represent current cash income, is recovered through rates over the service lives of the assets.

Our Regulated Companies’ allowed rate of return on rate base is used to calculate AFUDC.

Customers’ Advances For Construction, Contributed Plant and Contributions In Aid Of Construction –Under the terms of construction contracts with real estate developers and others, the Regulated Companies periodically receive either advances for the costs of new main installations or title to the main after it is constructed and financed by the developer.  Refunds are made, without interest, as services are connected to the main, over periods not exceeding fifteen years and not in excess of the original advance.  Unrefunded balances, at the end of the contract period, are credited to contributions in aid of construction (“CIAC”) and are no longer refundable.

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

The components that comprise net additions to Utility Plant during the last three years ending December 31 are as follows:

(in thousands)	2015	2014	2013
Additions to Utility Plant:
Company Financed	$47,774	$44,969	$32,717
Allowance for Funds Used During Construction	530	518	366
Subtotal – Utility Plant Increase to Rate Base	48,304	45,487	33,083
Advances from Others for Construction	251	699	586
Net Additions to Utility Plant	$48,555	$46,186	$33,669

Depreciation – Depreciation is computed on a straight-line basis at various rates as approved by the state regulators on a company by company basis.  Depreciation allows the Company to recover the investment in utility plant over its useful life.  The overall consolidated company depreciation rate, based on the average balances of depreciable property, was 1.9%, 1.9%, and 1.8% for 2015, 2014, and 2013, respectively.

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

The Company computes deferred tax liabilities for all temporary book-tax differences using the liability method prescribed in FASB ASC 740 “Income Taxes” (“FASB ASC 740”). Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities.  Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. Deferred tax liabilities that have not been reflected in tax expense due to regulatory treatment are reflected as Unfunded Future Income Taxes, and are expected to be included in future years’ rates.

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

MUNICIPAL TAXES – Municipal taxes are reflected as “Taxes Other than Income Taxes” and are generally expensed over the twelve-month period beginning on July 1 following the lien date, corresponding with the period in which the municipal services are provided.

UNAMORTIZED DEBT ISSUANCE EXPENSE – The issuance costs of long-term debt, including the remaining balance of issuance costs on long-term debt issues that have been refinanced prior to maturity, and related call premiums, are amortized over the respective lives of the outstanding debt, as approved by the PURA and the MPUC.

GOODWILL – As part of the purchase of regulated water companies, the Company recorded goodwill of $30.4 million as of December 31, 2015 representing the amount of the purchase price over net book value of the assets acquired.  The Company accounts for goodwill in accordance with Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“FASB ASC 350”). As a result of the rate order issued by the MPUC, the Company reduced its goodwill balance by $1.3 million in the year ended December 31, 2015.

As part of FASB ASC 350, the Company is required to perform an annual review of goodwill for any potential impairment, which we perform as of December 31 each year. We update the test between the annual testing if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The analysis of a potential impairment of goodwill requires a two step process. Step one of the test involves comparing the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of goodwill impairment loss. If the carrying value is less than fair value, further testing for goodwill impairment is not performed.

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

In performing the annual goodwill impairment test, for purposes of the step one analysis, the Company bases the determination of the fair value of its reporting unit on the income approach, which estimates the fair value based on discounted future cash flows. Based on our comparison of the estimated fair value of the Water Operations reporting unit to its respective carrying amount, the impairment test performed in 2015 concluded that the estimated fair value of the Water Operations reporting unit, which has goodwill recorded, exceeded the reporting unit’s carrying amount by at least 71% as of December 31, 2015, indicating that none of our goodwill was impaired.

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

CONNECTICUT WATER SERVICE, INC.

EARNINGS PER SHARE – The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the years ended December 31:

Years ended December 31,	2015	2014	2013
Numerator (in thousands)
Basic Net Income Applicable to Common Stock	$22,723	$21,281	$18,231
Diluted Net Income Applicable to Common Stock	$22,723	$21,281	$18,231
Denominator (in thousands)
Basic Weighted Average Shares Outstanding	10,958	10,893	10,827
Dilutive Effect of Stock Awards	206	198	169
Diluted Weighted Average Shares Outstanding	11,164	11,091	10,996
Earnings per Share
Basic Earnings per Share	$2.07	$1.95	$1.68
Dilutive Effect of Stock Awards	0.03	0.03	0.02
Diluted Earnings per Share	$2.04	$1.92	$1.66

NEW ACCOUNTING PRONOUNCEMENTS – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“No. 2014-09”) which amends its guidance related to revenue recognition. ASU No. 2014-09 requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. ASU No. 2014-09 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, however early adoption is not permitted. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of ASU No. 2014-09, making ASU No. 2014-09 effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently determining its implementation approach and assessing the impact that this guidance may have on our consolidated financial position, including its impact on the Company’s contracted services provided to water and wastewater utilities.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU No. 2014-12”). ASU No. 2014-12 requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. As such, the performance target that affects vesting should not be reflected in estimating that fair value of the award at the grant date. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which service has been rendered. If the performance target becomes probable of being achieved before the end of the service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered is recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect that the adoption of this guidance will materially impact our consolidated financial position.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one year period subsequent to the date of the financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the determination or reporting of the Company’s financial results.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement-Extraordinary and Unusual Items,” (“ASU 2015-01”). ASU 2015-01 updated the accounting guidance related to extraordinary and unusual items by eliminating the

CONNECTICUT WATER SERVICE, INC.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”). The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. ASU No. 2015-03 requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect that the adoption of this guidance will materially impact our consolidated financial position.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU No. 2015-11”), which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged under the updated guidance for inventory that is measured using last-in, last-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

In August 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU No. 2015-15”). ASU No. 2015-15 adds clarification to the guidance presented in ASU No. 2015-03, as that guidance did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Company does not expect that the adoption of this guidance will materially impact our consolidated financial position.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU No. 2015-16”) which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers would now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. ASU No. 2015-16 is effective for annual and interim reporting periods beginning after December 15, 2015, and should be applied prospectively to adjustments for provisional amounts that occur after the effective date with early adoption permitted for financial statements that have not been issued. The Company does not expect that the adoption of this guidance will materially impact our consolidated financial position.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-17”). ASU No. 2015-17 requires net deferred tax assets and liabilities to be classified as non-current on the Company’s Consolidated Balance Sheets. Prior to adoption of the new standard, net deferred tax assets and liabilities were presented separately as current and non-current on the Consolidated Balance Sheets.  ASU No. 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2015-17 on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, (“ASU No. 2016-02”), which will require lessees to recognize the following for all leases at the commencement date of a lease: a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Public business entities should apply the amendments in ASU No. 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact of this standard on its consolidated financial

CONNECTICUT WATER SERVICE, INC.

statements and footnote disclosures, but does not expect that the adoption of this guidance will materially impact our consolidated financial position.

NOTE 2:  INCOME TAX EXPENSE

Under ASC 740, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. From time to time, the Company is assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the “Other” line item, within the Other Income (Deductions), Net of Taxes section of the Consolidated Statements of Income.  There were no such charges or accruals for the years ending December 31, 2015, 2014, and 2013.

On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed beginning in the fourth quarter of 2013.  On March 24, 2015, the Company was notified by the Connecticut Department of Revenue Services that the audit was expanded to include the 2012 and 2013 tax years. The State focused its review on tax credits associated with fixed capital investment. The Company and the State came to an agreement (“Closing Agreement”) regarding investments eligible for the credit. The Closing Agreement was executed on May 4, 2015. The Company had previously recorded a provision for the possible disallowance of these credits and, therefore, there was minimal impact in 2015.

On the 2012 tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the Internal Revenue Service’s (“IRS”) temporary tangible property regulations. On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of $1,185,000. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  Therefore, as required by FASB ASC 740, during the year ended December 31, 2015, the Company recorded a provision of $2.1 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $5.4 million in the prior year for a cumulative total of $6.3 million.

The Company remains subject to examination by federal tax authorities for the 2013 and 2014 tax years; the State of Maine’s tax authorities for the 2012 through 2014 tax years; and the State of Connecticut’s tax authorities for the 2014 tax year.

Income Tax (Benefit) Expense for the years ended December 31, is comprised of the following:

(in thousands)	2015	2014	2013
Federal Classified as Operating (Benefit) Expense	$(562)	$2,919	$2,028
Federal Classified as Other Utility Income	409	424	434
Federal Classified as Other Income (Expense)
Land Sales and Donations	(70)	26	(2)
Non-Water Sales	664	788	781
Other	(832)	(825)	(69)
Total Federal Income Tax (Benefit) Expense	(391)	3,332	3,172
State Classified as Operating (Benefit) Expense	(257)	677	3,916
State Classified as Other Utility Income (Expense)	98	100	103
State Classified as Other Income
Land Sales and Donations	(287)	6	2
Non-Water Sales	196	194	200
Other	(128)	(82)	(300)
Total State Income Tax (Benefit) Expense	(378)	895	3,921
Total Income Tax (Benefit) Expense	$(769)	$4,227	$7,093

CONNECTICUT WATER SERVICE, INC.

The components of the Federal and State income tax provisions are:

(in thousands)	2015	2014	2013
Current Income Taxes
Federal	$315	$427	$1,509
State	201	(306)	152
Total Current	516	121	1,661
Deferred Income Taxes, Net
Federal
Investment Tax Credit	(75)	(75)	(77)
Excess Deferred Taxes	192	—	—
Deferred Revenue	(754)	215	964
Land Donations	(179)	(56)	(1)
Depreciation	660	1,728	792
Net Operating Loss Carry-forwards	(1,171)	(600)	—
AMT Credit Carry-forwards	53	—	(587)
Provision for uncertain positions	874	2,177	1,037
Other	(306)	(484)	(465)
Total Federal	(706)	2,905	1,663
State
Land Donations	41	—	—
Provision for uncertain positions	41	663	3,528
Other	(661)	538	241
Total State	(579)	1,201	3,769
Total Deferred Income Taxes	(1,285)	4,106	5,432
Total Income Tax	$(769)	$4,227	$7,093

Deferred income tax (assets) and liabilities are categorized as follows on the Consolidated Balance Sheets:

(in thousands)	2015	2014
Unrecovered Income Taxes	$(77,510)	$(57,331)
Deferred Federal and State Income Taxes	48,053	53,322
Unfunded Future Income Taxes	74,712	56,919
Unamortized Investment Tax Credits	1,264	1,339
Other	(17)	117
Net Deferred Income Tax Liability	$46,502	$54,366

Net deferred income tax liability increased from December 31, 2014 to December 31, 2015 due to the current year tax effects of temporary differences mostly related to plant items and the recording of provisions for uncertain tax positions.

CONNECTICUT WATER SERVICE, INC.

Deferred income tax (assets) and liabilities are comprised of the following:

(in thousands)	2015	2014
Tax Credit Carry-forward (1)	$(904)	$(2,841)
Provision on Tax Credits	—	2,003
Charitable Contribution Carry-forwards (2)	(372)	(94)
Prepaid Income Taxes on CIAC	63	61
Net Operating Loss Carry-forwards (3)	(3,730)	(2,665)
Valuation Allowance on Net Operating Losses	1,326	1,368
Other Comprehensive Income	(597)	(1,040)
Accelerated Depreciation	49,341	53,653
Provision on Repair Deductions	6,366	5,402
Unamortized Investment Tax Credits	1,264	1,339
Other	(6,255)	(2,820)
Net Deferred Income Tax Liability	$46,502	$54,366

(1)	State tax credit carry-forwards expire beginning in 2019 and ending in 2040.

(2)	Charitable Contribution carry-forwards expire beginning in 2016 and ending in 2020.

(3)	Net operating loss carry-forwards expire beginning in 2017 and ending in 2029

The calculation of Pre-Tax Income is as follows:

(in thousands)	2015	2014	2013
Pre-Tax Income
Net Income	$22,761	$21,319	$18,269
Income Taxes	(769)	4,227	7,093
Total Pre-Tax Income	$21,992	$25,546	$25,362

In accordance with required regulatory treatment, certain deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate.  The differences between the effective income tax rate recorded by the Company and the statutory federal tax rate are as follows:

	2015	2014	2013
Federal Statutory Tax Rate	34.0%	34.0%	34.0%
Tax Effect Differences:
State Income Taxes Net of Federal Benefit	—%	1.3%	3.3%
Property Related Items	(19.2)%	(25.0)%	(14.5)%
Performance Stock	0.2%	1.2%	2.1%
Pension Costs	(1.7)%	2.9%	—%
Repair Regulatory Liability	(11.5)%	(6.3)%	—%
Change in Estimate of Prior Year Income Tax Expense	(10.6)%	(1.4)%	(14.0)%
Provision for Uncertain Tax Positions	4.1%	9.2%	18.0%
Other	1.2%	0.7%	(0.9)%
Effective Income Tax Rate	(3.5)%	16.6%	28.0%

After the filing of the 2012 tax return in the third quarter of 2013, a change in estimate of prior year income tax expense was recorded to reflect the difference between the tax expense estimated at year end and actual tax expense reflected on the Company’s tax filings.  The change in estimate relates primarily to adoption of the repair tax deduction and is offset by the recording of the regulatory liability to return this tax benefit to the customers.  In the second quarter of 2015, the MPUC approved the flow through treatment of the repair tax deduction. The flow through treatment of the deductions taken on the

CONNECTICUT WATER SERVICE, INC.

Company”s 2013 tax return is reflected in the change in estimate of prior year income tax expense. In addition, the adoption of the repair tax deduction allowed for a benefit which is reflected in property related items.  Beginning in the second quarter of 2014, the return to customers of the repair tax benefit is reflected under Repair Regulatory Liability. Provisions for uncertain tax positions were recorded to reflect the possible challenge of the Company’s methodology for determining its repair deduction as required by FASB ASC 740.

NOTE 3:  COMMON STOCK

The Company has 25,000,000 authorized shares of common stock, no par value.  A summary of the changes in the common stock accounts for the period January 1, 2013 through December 31, 2015, appears below:

(in thousands, except share data)	Shares	Issuance Amount	Expense	Total
Balance, January 1, 2013	10,939,486	$138,949	$(4,076)	$134,873
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	37,212	1,873	—	1,873
Dividend Reinvestment Plan	53,790	1,629	—	1,629
Stock Options Exercised and Expensed	7,744	230	(1)	229
Shares issued to acquire BSWC	—	—	(6)	(6)
Shares issued in stock offering	—	—	(7)	(7)
Balance, December 31, 2013	11,038,232	142,681	(4,090)	138,591
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	35,433	1,396	—	1,396
Dividend Reinvestment Plan	50,965	1,697	—	1,697
Balance, December 31, 2014	11,124,630	145,774	(4,090)	141,684
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	25,575	1,314	—	1,314
Dividend Reinvestment Plan	42,677	1,536	—	1,536
Balance, December 31, 2015 (1)	11,192,882	$148,624	$(4,090)	$144,534

(1)	Includes 50,724 restricted shares and 203,495 common stock equivalent shares issued through the Performance Stock Programs through December 31, 2015.

The Company may not pay any dividends on its common stock unless full cumulative dividends to the preceding dividend date for all outstanding shares of Preferred Stock of the Company have been paid or set aside for payment.  All such Preferred Stock dividends have been paid.

NOTE 4:  RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 2013 through December 31, 2015, appears below:

(in thousands, except per share data)	2015	2014	2013
Balance, beginning of year	$69,370	$59,277	$51,804
Net Income	22,761	21,319	18,269
Sub-total	92,131	80,596	70,073
Dividends declared:
Cumulative Preferred Stock, Series A, $0.80 per share	12	12	12
Cumulative Preferred Stock, Series $0.90, $0.90 per share	26	26	26
Common Stock:
$1.05, $1.01 and $0.98 per Common Share in 2015, 2014 and 2013, respectively	11,715	11,188	10,758
Total Dividends Declared	11,753	11,226	10,796
Balance, end of year	$80,378	$69,370	$59,277

CONNECTICUT WATER SERVICE, INC.

NOTE 5: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income/(Loss) (“AOCI”) by component, net of tax, for the years ended December 31, 2015, 2014, and 2013, appear below:

(in thousands)	Interest Rate Swap	Unrealized Gains on Investments	Defined Benefit Items	Total
Balance as of January 1, 2013 (a)	$(41)	$69	$(1,356)	$(1,328)
Other Comprehensive Income Before Reclassification	—	165	672	837
Amounts Reclassified from AOCI	41	25	310	376
Net current-period Other Comprehensive Income	41	190	982	1,213
Balance as of December 31, 2013	$—	$259	$(374)	$(115)
Other Comprehensive Income Before Reclassification	—	2	(1,748)	(1,746)
Amounts Reclassified from AOCI	—	37	221	258
Net current-period Other Comprehensive Income	—	39	(1,527)	(1,488)
Balance as of December 31, 2014	$—	$298	$(1,901)	$(1,603)
Other Comprehensive (Loss) Income Before Reclassification	—	(195)	582	387
Amounts Reclassified from AOCI	—	97	184	281
Net current-period Other Comprehensive (Loss) Income	—	(98)	766	668
Balance as of December 31, 2015	$—	$200	$(1,135)	$(935)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

CONNECTICUT WATER SERVICE, INC.

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Consolidated Statements of Income for the for the years ended December 31, 2015, 2014, and 2013:

Details about Other AOCI Components (in thousands)	Amounts Reclassified from AOCI for the Year Ended December 31, 2015(a)	Amounts Reclassified from AOCI for the Year Ended December 31, 2014(a)	Amounts Reclassified from AOCI for the Year Ended December 31, 2013(a)	Affected Line Items on Income Statement
Amortization of Cash Flow Hedging Instrument	$—	$—	$29	Other
Tax benefit	—	—	12	Other
Total Reclassified from AOCI	—	—	41

Realized Gains on Investments	148	55	38	Other
Tax expense	(51)	(18)	(13)	Other
Total Reclassified from AOCI	97	37	25

Amortization of Recognized Net Gain from Defined Benefit Items	281	335	470	Other
Tax expense	(97)	(114)	(160)	Other
Total Reclassified from AOCI	184	221	310

Total Reclassifications for the period, net of tax	$281	$258	$376

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

CONNECTICUT WATER SERVICE, INC.

The following tables summarize our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2015 and 2014.  These instruments are included in “Other Property and Investments” on the Company’s Consolidated Balance Sheets:

December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,909	$—	$2,909
Money Market Fund	122	—	—	122
Mutual Funds:
Equity Funds (1)	1,441	—	—	1,441
Fixed Income Funds (2)	485	—	—	485
Total	$2,048	$2,909	$—	$4,957

December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,977	$—	$2,977
Money Market Fund	166	—	—	166
Mutual Funds:
Equity Funds (1)	1,790	—	—	1,790
Total	$1,956	$2,977	$—	$4,933

(1)	Mutual funds consisting primarily of equity securities.

(2)	Mutual funds consisting primarily of fixed income securities.

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

RESTRICTED CASH – As part of Maine Water’s bond offerings in March and November of 2015, the Company recorded unused proceeds from these bond issuances as restricted cash as the funds can only be used for certain capital expenditures.  The Company expects to use the remainder of the proceeds during 2016, as the approved capital expenditures are completed.  The carrying amount of restricted cash as of December 31, 2015 approximates fair value.  Under the fair value hierarchy the fair value of restricted cash is classified as a Level 1 measurement.

LONG-TERM DEBT – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company and similar marketable securities.  As of December 31, 2015 and 2014, the estimated fair value of the Company’s long-term debt was $191,616,000 and $189,942,000, respectively, as compared to the carrying amounts of $177,654,000 and $176,601,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is the benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

ADVANCES FOR CONSTRUCTION – Customer advances for construction have a carrying amount of $21,444,000 and $26,718,000 at December 31, 2015 and 2014, respectively. Their relative fair values cannot be accurately estimated since

CONNECTICUT WATER SERVICE, INC.

future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

The fair values shown above have been reported to meet the disclosure requirements of FASB ASC 825, “Financial Instruments” (“FASB ASC 825”) and do not purport to represent the amounts at which those obligations would be settled.

NOTE 7:  LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following:

(in thousands)		2015	2014
Connecticut Water Service, Inc.:
4.09%	Term Loan Note and Supplement A, Due 2027	$14,472	$15,466
The Connecticut Water Company:
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.10%	2009 A Series, Due 2039	19,930	19,950
5.00%	2011 A Series, Due 2021	23,303	23,483
3.16%	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	CoBank Note Payable, Due 2033	14,550	14,550
Total The Connecticut Water Company		134,443	134,643
The Maine Water Company:
8.95%	1994 Series G, Due 2024	8,100	9,000
2.68%	1999 Series J, Due 2019	339	424
0.00%	2001 Series K, Due 2031	656	698
2.58%	2002 Series L, Due 2022	75	83
1.53%	2003 Series M, Due 2023	361	381
1.73%	2004 Series N, Due 2024	401	431
0.00%	2004 Series O, Due 2034	127	133
1.76%	2006 Series P, Due 2026	411	431
1.57%	2009 Series R, Due 2029	227	237
0.00%	2009 Series S, Due 2029	628	672
0.00%	2009 Series T, Due 2029	1,760	1,886
0.00%	2012 Series U, Due 2042	160	165
1.00%	2013 Series V, Due 2033	1,360	1,385
2.52%	CoBank Note Payable, Due 2017	1,965	1,965
4.24%	CoBank Note Payable, Due 2024	4,500	4,500
7.72%	Series L, Due 2018	2,250	2,250
2.40%	Series N, Due 2022	1,176	1,251
1.86%	Series O, Due 2025	830	846
2.23%	Series P, Due 2028	1,324	1,354
0.01%	Series Q, Due 2035	1,864	—
1.00%	Series R, Due 2025	2,488	—
Various	Various Capital Leases	17	37
Total The Maine Water Company		31,019	28,129
Add: Acquisition Fair Value Adjustment		562	820
Less: Current Portion		(2,842)	(2,457)
Total Long-Term Debt		$177,654	$176,601

CONNECTICUT WATER SERVICE, INC.

The Company’s required principal payments for the years 2016 through 2020 are as follows:

(in thousands)
2016	$2,842
2017	$4,859
2018	$5,342
2019	$3,194
2020	$3,186

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

On March 5, 2013, Connecticut Water and CoBank entered into a promissory note and single advance term loan supplement to the master loan agreement (the “Note”) in which CoBank agreed to make an additional loan to Connecticut Water in an aggregate principal amount of up to $14,550,000, with a maturity date of March 4, 2033. Additionally, the Company entered into an amendment to the guarantee dated March 5, 2013 (the “Guarantee Amendment”), pursuant to which the Company agreed to guarantee the payment of certain of Connecticut Water’s obligations under the Note pursuant to the same terms of the guarantee. Connecticut Water used substantially all of the proceeds of the Loans to refinance the 2007 A Series bonds outstanding.

On June 3, 2013, Maine Water completed the issuance of $1,409,888 aggregate principal amount of its First Mortgage Bonds, Series V, 1.0% due April 1, 2033 (the “Series V Bonds”). The Series V Bonds were issued by Maine Water to the Maine Municipal Bond Bank (the “Bank”) and the proceeds of the issuance were loaned (the “Series V Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of June 3, 2013. The proceeds of the Series V Loan were used by Maine Water to fund various water facilities projects.

On December 22, 2014, Maine Water and CoBank entered into an amendment to Amended and Restated Master Loan Agreement by and between Maine Water and CoBank, dated as of December 1, 2012 pursuant to which CoBank loaned Maine Water $4,500,000. Maine Water has used the proceeds of the above described loan from CoBank to refinance existing debt and to finance capital expenditures.

On March 17, 2015, Maine Water completed the issuance of $1,864,050 aggregate principal amount of its First Mortgage Bonds, Series Q, 0.01% due March 17, 2035 (the “Series Q Bonds”). The Series Q Bonds were issued by Maine Water to the Bank and the proceeds of the issuance were loaned (the “Series Q Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of March 17, 2015. The proceeds of the Series Q Loan will be used by Maine Water to fund various water facilities projects, including the replacement of a booster station and to fund modifications to a treatment plant, each located in the City of Biddeford, Maine.

On November 25, 2015, Maine Water completed the issuance of $2,487,630 aggregate principal amount of its First Mortgage Bonds, Series R, 1.0% due November 25, 2025 (the “Series R Bonds”). The Series R Bonds were issued by Maine Water to the Bank and the proceeds of the issuance were loaned (the “Series R Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of November 25, 2015. The proceeds of the Series R Loan will be used by Maine Water to fund the construction of a 3 million gallon water storage tank, located in the City of Biddeford, Maine, which will replace an existing in-ground 7.5 million gallon reservoir.

During the year ended December 31, 2015, the Company paid approximately $994,000 related to Connecticut Water Service's Term Note Payable issued as part of the acquisition of Maine Water Company, approximately $1,462,000 in sinking funds related to Maine Water Company's outstanding bonds and an additional $20,000 related to a deceased Connecticut Water bondholder.

Financial Covenants – The Company is required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than

CONNECTICUT WATER SERVICE, INC.

60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company was in compliance with all covenants at December 31, 2015.

NOTE 8:  PREFERRED STOCK

The Company’s Preferred Stock at December 31, consisted of the following:

(in thousands, except share data)	2015	2014
Connecticut Water Service, Inc.
Cumulative Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares	$300	$300
Cumulative Series $0.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares, Issued and Outstanding 29,499	472	472
Total Preferred Stock	$772	$772

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

NOTE 9:  BANK LINES OF CREDIT

The Company has entered into a $15 million line of credit agreement with CoBank, ACB, that is currently scheduled to expire on July 1, 2020.  The Company maintains an additional line of credit of $20 million with RBS Citizens, N.A., with an expiration date of June 30, 2017.  As of December 31, 2015 the total lines of credit available to the Company were $35 million.  As of December 31, 2015 and 2014, the Company had $16.1 million and $2.0 million of “Interim Bank Loans Payable”, respectively.  As of December 31, 2015, the Company had $18.9 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

At December 31, 2015 and 2014, the weighted average interest rates on these short-term borrowings outstanding was 2.4% and 2.2%, respectively.

NOTE 10:  UTILITY PLANT

The components of utility plant and equipment at December 31, were as follows:

(in thousands)	2015	2014
Land	$13,615	$13,133
Source of supply	35,973	35,435
Pumping	37,110	35,754
Water treatment	81,544	80,291
Transmission and distribution	490,489	463,491
General	66,341	60,876
Held for future use	432	438
Acquisition Adjustment	(3,057)	(3,764)
Total	$722,447	$685,654

The amounts of depreciable utility plant at December 31, 2015 and 2014 included in total utility plant were $664,415,000 and $629,880,000, respectively.  Non-depreciable plant is primarily funded through CIAC.

CONNECTICUT WATER SERVICE, INC.

NOTE 11:  TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

(in thousands)	2015	2014	2013
Municipal Property Taxes	$7,896	$7,659	$7,031
Payroll Taxes	1,398	1,372	1,157
Total Taxes Other than Income Taxes	$9,294	$9,031	$8,188

NOTE 12:  LONG-TERM COMPENSATION ARRANGEMENTS

The Company has accrued for long-term compensation arrangements as of December 31 as follows:

(in thousands)	2015	2014
Defined Benefit Pension Plan	$19,232	$18,180
Post-Retirement Benefit Other than Pension	5,041	7,162
Supplemental Executive Retirement Plan	7,915	8,440
Deferred Compensation	2,131	1,944
Other Long-Term Compensation	70	22
Total Long-Term Compensation Arrangements	$34,389	$35,748

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

The targeted asset allocation ratios for those plans as set by the Committee at December 31:

	2015	2014
Equity	65%	65%
Fixed Income	35%	35%
Total	100%	100%

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

PENSION
Defined Benefit Plan – The Company and certain of its subsidiaries have a noncontributory defined benefit pension plan covering qualified employees.  In general, the Company’s policy is to fund accrued pension costs as permitted by federal income tax and The Employee Retirement Income Security Act of 1974 regulations.  The Company amortizes actuarial gains and losses over the average remaining service period of active participants.  The Company did not make a contribution in 2015 for the 2014 plan year, as allowed by the plan’s funding status.  The Company expects to make a contribution of approximately $5,525,000 in 2016 for the 2015 plan year.

The Company has amended its pension plan to exclude employees hired after January 1, 2009. The Company’s pension plan was amended by the Board of Directors in 2012 primarily to admit current Maine Water and former Aqua Maine employees that were hired before April 1, 2013 to participate under the terms and provisions in effect for Aqua Maine upon the purchase of

CONNECTICUT WATER SERVICE, INC.

Maine Water by the Company. The pension plan was also amended in 2014 to reflect the changed definition of spouse under Federal law. Effective January 1, 2015, the Pension Plan was further amended and restated to consolidate prior amendments, and to comply with various legislative and regulatory developments.  The amended and restated Plan was submitted to the IRS with the Company’s application for a Determination Letter on January 29, 2016.

BSWC provided its eligible employees hired prior to March 1, 2012 with a pension plan. Effective March 1, 2012, no employee who was not already a participant in the plan was eligible for enrollment and for those hired before this date, no further benefits would accrue. Effective December 31, 2013, BSWC’s pension plan was merged into the Company’s pension plan.

The following tables set forth the benefit obligation and fair value of the assets of the Company’s defined benefit plans at December 31, the latest valuation date:

Pension Benefits (in thousands)	2015	2014
Change in benefit obligation:
Benefit obligation, beginning of year	$79,815	$64,164
Service cost	2,152	1,829
Interest cost	3,114	3,087
Actuarial loss (gain)	(4,350)	13,221
Benefits paid	(4,806)	(2,402)
Administrative expenses	(80)	(84)
Benefit obligation, end of year	$75,845	$79,815
Change in plan assets:
Fair value, beginning of year	$61,635	$56,844
Actual return on plan assets	(136)	3,851
Employer contributions	—	3,426
Benefits paid	(4,806)	(2,402)
Administrative expenses	(80)	(84)
Fair value, end of year	$56,613	$61,635
Funded Status	$(19,232)	$(18,180)
Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$—	$—
Current liability	—	—
Non-current liability	(19,232)	(18,180)
Net amount recognized	$(19,232)	$(18,180)

The accumulated benefit obligation for all defined benefit pension plans was approximately $66,818,000 and $69,985,000 at December 31, 2015 and 2014, respectively.

Weighted-average assumptions used to determine benefit obligations at December 31:	2015	2014
Discount rate	4.30%	3.95%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2015	2014	2013
Discount rate	3.95%	4.90%	4.05%
Expected long-term return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	4.00%	4.00%	3.50%

The Company based its discount rate assumptions the Citigroup Above Median AA Pension Discount Curve. The large decrease in the discount rate used to determine the benefit obligation from 2013 to 2014, coupled with the an updated mortality

CONNECTICUT WATER SERVICE, INC.

assumptions that were issued in 2014 had the affect of increasing the Company’s benefit obligation at December 31, 2014, as well as increasing the expense for 2015.

The following table shows the components of periodic benefit costs:

Pension Benefits (in thousands)	2015	2014	2013
Components of net periodic benefit costs
Service cost	$2,152	$1,829	$2,201
Interest cost	3,114	3,087	2,781
Expected return on plan assets	(3,847)	(3,567)	(3,195)
Amortization of:
Prior service cost	16	73	74
Net loss	2,979	1,319	2,250
Net Periodic Pension Benefit Costs	$4,414	$2,741	$4,111

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset:

Pension Benefits (in thousands)	2015	2014
Change in net (gain) loss	$(429)	$11,906
Change in prior service cost	—	—
Other - regulatory action	2,050	—
Amortization of prior service cost	(16)	(73)
Amortization of net loss	(2,904)	(1,205)
Total recognized to Regulatory Asset	$(1,299)	$10,628

The following table shows the other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (“OCI”):

Pension Benefits (in thousands)	2015	2014
Change in net (gain) loss	$62	$1,031
Change in prior service cost	—	—
Amortization of prior service cost	—	—
Amortization of net loss	(75)	(114)
Total recognized to OCI	$(13)	$917

Amounts Recognized as a Regulatory Asset at December 31: (in thousands)	2015	2014
Prior service cost	$86	$102
Net loss	12,328	13,611
Total Recognized as a Regulatory Asset	$12,414	$13,713

Amounts Recognized in OCI at December 31: (in thousands)	2015	2014	2013
Transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net loss	338	2,401	1,484
Total Recognized in Other Comprehensive Income	$338	$2,401	$1,484

CONNECTICUT WATER SERVICE, INC.

Estimated Net Periodic Benefit Cost Amortizations for the periods January 1 - December 31,: (in thousands)	2016
Amortization of transition obligation	$—
Amortization of prior service cost	15
Amortization of net loss	1,916
Total Estimated Net Periodic Benefit Cost Amortizations	$1,931

Plan Assets
The Company’s pension plan weighted-average asset allocations at December 31, 2015 and 2014 by asset category were as follows:

	2015	2014
Equity	64%	65%
Fixed Income	36%	35%
Total	100%	100%

See Note 6, “Fair Value of Financial Instruments”, for discussion on how fair value is determined.  The fair values of the Company’s pension plan assets at December 31, 2015 and 2014 were as follows:

2015
(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$805	$—	$—
Mutual Funds:
Fixed Income Funds (1)	19,609	—	—
Equity Funds (2)	36,199	—	—
Total	$56,613	$—	$—

2014
(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$429	$—	$—
Mutual Funds:
Fixed Income Funds (1)	21,330	—	—
Equity Funds (2)	39,876	—	—
Total	$61,635	$—	$—

(1)	Mutual funds consisting primarily of fixed income securities.

(2)	Mutual funds consisting primarily of equity securities.

The plan’s expected future benefit payments are:

(in thousands)
2016	$3,803
2017	4,129
2018	4,354
2019	4,812
2020	4,798
Years 2021 – 2025	26,359

CONNECTICUT WATER SERVICE, INC.

POST-RETIREMENT BENEFITS OTHER THAN PENSION (“PBOP”) – In addition to providing pension benefits, Connecticut Water and Maine Water, provide certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust.  Covered employees may become eligible for these benefits if they retire on or after age 55 with 10 years of service.  The contribution for calendar years 2015 and 2014 was $13,000 and $15,000, respectively.

The Company has amended its PBOP to exclude employees hired after January 1, 2009.  In addition, effective April 1, 2009, the Company will no longer provide prescription drug coverage for its retirees age 65 and over.  Those retirees, who are entitled to Medicare coverage, will continue to receive the current non-prescription medical coverage.

In January 2012, the Board of Directors of the Company amended its PBOP plan to include former Aqua Maine and current Maine Water employees, to participate in a benefit equal to that provided by Aqua Maine.

The Company amortizes actuarial gains and losses over the average remaining service period of active participants. Connecticut Water has elected to recognize the transition obligation on a delayed basis over a period equal to the plan participants’ 21.6 years of average future service.

Another subsidiary company, Barnstable Holding Company (“Barnstable Holding”), also provides certain health care benefits to eligible retired employees. Employees of The Barnstable Holding Company, a former subsidiary of the Company, became eligible for these benefits if they retired on or after age 65 with at least 15 years of service.  Post-65 medical coverage is provided for retired employees up to a maximum coverage of $500 per quarter. Barnstable Holding’s PBOP currently is not funded.  Barnstable Holding no longer has any employees; therefore, no new participants will be entering Barnstable Holding’s PBOP.  The tables below do not include Barnstable Holding’s PBOP.  Barnstable Holding’s PBOP had a Benefit Obligation of $52,000 and $58,000 at December 31, 2015 and 2014, respectively.  Additionally, this plan did not hold any assets as of December 31, 2015 and 2014.  Barnstable Holding’s PBOP’s net periodic benefit costs were less than $1,000 in 2015 and 2014.

The following tables set forth the benefit obligation and fair value of the assets of Connecticut Water and Maine Water’s PBOP at December 31, the latest valuation date:

PBOP Benefits (in thousands)	2015	2014
Change in benefit obligation:
Benefit obligation, beginning of year	$15,533	$13,257
Service cost	458	494
Interest cost	562	625
Plan participant contributions	156	123
Actuarial (gain) loss	(3,115)	1,379
Benefits paid	(402)	(345)
Benefit obligation, end of year	$13,192	$15,533
Change in plan assets:
Fair value, beginning of year	$8,429	$8,064
Actual return on plan assets	7	572
Employer contributions	13	15
Plan participant contributions	156	123
Benefits paid	(402)	(345)
Fair value, end of year	$8,203	$8,429
Funded Status	$(4,989)	$(7,104)
Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$—	$—
Current liability	—	—
Non-current liability	(4,989)	(7,104)
Net amount recognized	$(4,989)	$(7,104)

CONNECTICUT WATER SERVICE, INC.

Weighted-average assumptions used to determine benefit obligations at December 31:	2015	2014
Discount rate	4.15%	3.80%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2015	2014	2013
Discount rate	3.80%	4.80%	3.80%
Expected long-term return on plan assets	4.50%	4.50%	4.50%

The Company based its discount rate assumptions the Citigroup Above Median AA Pension Discount Curve. The large decrease in the discount rate used to determine the benefit obligation from 2013 to 2014, coupled with the an updated mortality assumptions that were issued in 2014 had the affect of increasing the Company’s benefit obligation at December 31, 2014, as well as increasing the expense for 2015.

The following table shows the components of periodic benefit costs:

PBOP Benefits (in thousands)	2015	2014	2013
Components of net periodic benefit costs
Service cost	$458	$494	$674
Interest cost	562	625	505
Expected return on plan assets	(324)	(305)	(290)
Other	225	225	225
Amortization of:
Prior service credit	(571)	(806)	(806)
Recognized net loss	388	344	433
Net Periodic Post Retirement Benefit Costs	$738	$577	$741

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset:

PBOP Benefits (in thousands)	2015	2014
Change in net loss (gain)	$(2,797)	$1,112
Amortization of prior service cost	571	806
Amortization of net loss	(388)	(344)
Other regulatory amortization	(236)	(236)
Total recognized to Regulatory Asset	$(2,850)	$1,338

Amounts Recognized as a Regulatory Asset at December 31: (in thousands)	2015	2014
Transition obligation	$—	$—
Prior service cost	(583)	(1,153)
Net loss	(135)	3,050
Other regulatory asset	494	729
Total Recognized as a Regulatory Asset	$(224)	$2,626

The “Other regulatory amortization” and “Other regulatory asset” shown above refers to costs whose recovery was authorized by the PURA and MPUC with the adoption of Statement of Financial Accounting Standard 106, “Employers’ Accounting for Post-Retirement Benefits Other than Pension”, now ASU No. 715. There were no other changes in plan assets and benefit obligations recognized as a regulatory asset.

CONNECTICUT WATER SERVICE, INC.

Estimated Benefit Cost Amortizations for the periods January 1 - December 31:(in thousands)	2016
Amortization of transition obligation	$—
Amortization of prior service credit	(400)
Amortization of net loss	35
Total Estimated Net Periodic Benefit Cost Amortizations	$(365)

Assumed health care cost trend rates at December 31:	2015		2014
	Medical	Dental	Medical	Dental
Health care cost trend rate assumed for next year (1)	8.5%	8.5%	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2023	2023	2023	2023

(1) – Fifty basis point declining trend rate from 2014 to 2015.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects on Connecticut Water and Maine Water’s plan and would have no impact on the Barnstable Holding plan:

(in thousands)	1 Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$78	$(67)
Effect on post-retirement benefit obligation	$774	$(724)

Plan Assets
Connecticut Water and Maine Water’s other post-retirement benefit plan weighted-average asset allocations at December 31, 2015 and 2014 by asset category were as follows:

	2015	2014
Equity	63%	71%
Fixed Income	37%	29%
Total	100%	100%

See Note 6, “Fair Value of Financial Instruments”, for discussion on how fair value is determined.  The fair values of the Company’s PBOP assets at December 31, 2015 and 2014 were as follows:

2015
(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market	$239	$—	$—
Mutual Funds:
Fixed Income Funds (1)	2,810	—	—
Equity Funds (2)	5,154	—	—
Total	$8,203	$—	$—

CONNECTICUT WATER SERVICE, INC.

2014
(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market	$62	$—	$—
Mutual Funds:
Fixed Income Funds (1)	2,378	—	—
Equity Funds (2)	5,989	—	—
Total	$8,429	$—	$—

(1)	Mutual funds consisting primarily of fixed income securities.

(2)	Mutual funds consisting primarily of equity securities.

Cash Flows
The Company contributed $13,000 to its other post-retirement benefit plan in 2015 for plan year 2015.  The Company does not expect to make a contribution in 2016 for plan year 2016.

Expected future benefit payments are:

(in thousands)
2016	$434
2017	508
2018	568
2019	629
2020	707
Years 2021 – 2025	4,459

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (“SERP”) – The Company and certain of its subsidiaries provide additional pension benefits to senior management through supplemental executive retirement contracts.  At December 31, 2015 and 2014, the actuarial present values of the projected benefit obligation of these contracts were $7,759,000 and $8,235,000, respectively.  Expense associated with these contracts was approximately $1,034,000 for 2015, $899,000 for 2014, and $811,000 for 2013 and is reflected in “Other Income (Deductions)” in the Consolidated Statements of Income.

Included in “Other Property and Investments” at December 31, 2015 and 2014 is $4,957,000 and $4,933,000 of investments purchased by the Company to fund these obligations, primarily consisting of life insurance contracts.  The remaining assets are carried at fair value and are considered Level 1 within the fair value hierarchy as outlined under FASB ASC 820 and are included in the table shown in Note 6, “Fair Value of Financial Instruments”.

SAVINGS PLAN (“401(k)”) – The Company and certain of its subsidiaries maintain an employee savings plan which allows participants to contribute from 1% to 50% of pre-tax compensation, plus for those aged 50 years and older, catch-up contributions as allowed by law.  Effective January 1, 2009, the Company changed its 401(k) plan to meet the requirements of a special IRS safe harbor.  Under the provisions of this safe harbor plan, the Company will make an automatic contribution of 3% of compensation for all eligible employees, even if employees do not make their own contributions.  For employees hired after January 1, 2009 and ineligible to participate in the Company’s pension plan, the Company will contribute an additional 1.5% of compensation.  Prior to January 1, 2009, the Company matched 50 cents for each dollar contributed by the employee up to 4% of the employee’s compensation.  The savings plan was amended by the Board of Directors effective January 1, 2012 to admit eligible Maine Water employees and effective January 1, 2014 to admit eligible employees who were previously employed by BSWC. The plan was further amended and restated, effective as of January 1, 2016, as required to comply with IRS rules regarding pre-approved volume submitter plans. The Company contribution charged to expense in 2015, 2014, and 2013 was $601,000, $583,000, and $509,000, respectively.

CONNECTICUT WATER SERVICE, INC.

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

The Company’s 2014 Performance Stock Program (“2014 PSP”), approved by shareholders in 2014, authorizes the issuance of up to 450,000 shares of Company Common Stock.  As of December 31, 2015, there were 415,659 shares available for grant and payment of dividend equivalents on shares previously awarded under the 2014 PSP. There are five forms of awards available under the 2014 PSP: Restricted Stock, Performance Shares, Cash Units, Stock Appreciation Rights (“SAR”) and Other Awards.

The Company’s 2004 Performance Stock Program (“2004 PSP”), approved by shareholders in 2004, authorized the issuance of up to 700,000 shares of Company Common Stock.  As of December 31, 2015, there were 268,239 shares available for payment of dividend equivalents on shares previously awarded under the 2004 PSP.

Under the original Plan (“1994 PSP”) there were 700,000 shares authorized for issuance and 218,798 shares available for payment of dividend equivalents on shares previously awarded under the 1994 PSP as performance shares at December 31, 2015.

Under the 2014 PSP, restricted shares of Common Stock, common stock equivalents, cash units, SAR or other awards may be awarded annually to officers and key employees.  Based upon the occurrence of certain events, including the achievement of goals established by the Compensation Committee, the restrictions on the stock can be removed. Amounts charged to expense on account of restricted shares of Common Stock, common stock equivalents or cash units pursuant to the 2014 PSP, 2004 PSP and 1994 PSP were $1,677,000, $1,957,000, and $2,296,000, for 2015, 2014, and 2013, respectively.

STOCK OPTIONS – The Company determined the fair value of each stock grant at the date of grant by using the Black Scholes Option Pricing model. Options began to become exercisable one year from the date of grant, with vesting periods ranging from one to five years. The maximum term ranged from five to ten years.

No stock options were awarded or issued during 2015, 2014, and 2013. As of December 31, 2015, the Company no longer has any outstanding stock options.

	2013
	Shares	Weighted Average Exercise Price
Options:
Outstanding, beginning of year	7,744	$29.05
Forfeited	—	—
Exercised	(7,744)	29.05
Outstanding, end of year	—	$—
Exercisable, end of year	—	$—

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

CONNECTICUT WATER SERVICE, INC.

Restricted Stock and Common Stock Equivalents (Performance-Based) – The following tables summarize the performance-based restricted stock amounts and activity for the years ended December 31, 2015 and 2014:

	2015		2014
	Number of Shares	Grant Date Weighted Average Fair Value	Number of Shares	Grant Date Weighted Average Fair Value
Non-vested at beginning of year	40,969	$32.63	46,479	$29.43
Granted	26,828	35.81	24,973	34.70
Vested	(16,548)	31.71	(28,184)	29.07
Forfeited	(11,252)	34.70	(2,299)	34.00
Non-vested at end of year	39,997	$34.59	40,969	$32.63

Total stock based compensation recorded in the Consolidated Statements of Income related to performance-based restricted stock awards was $1,677,000, $1,957,000, and $2,296,000 for the year ended December 31, 2015, 2014, and 2013, respectively.

Upon meeting specific performance targets, approximately 27,000 shares, reduced for actual performance targets achieved in 2015, will begin vesting in the first quarter of 2016 and the remaining earned shares will vest over two years.  The cost is being recognized ratably over the vesting period.  The aggregate intrinsic value of performance-based restricted stock as of December 31, 2015 was $829,000.

NOTE 14: SEGMENT REPORTING

Our Company operates principally in three segments: water operations, real estate transactions, and services and rentals.  The water segment is comprised of our core regulated water operations to supply water to our customers.  Our real estate transactions segment involves selling or donating for income tax benefits our limited excess real estate holdings.  Our services and rentals segment provides services on a contract basis and also leases certain of our properties to third parties.  The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies.

CONNECTICUT WATER SERVICE, INC.

Financial data for reportable segments is as follows:

(in thousands)	Revenues	Depreciation	Other Operating Expenses	Other Income (Deductions)	Interest Expense (net of AFUDC)	Income Taxes	Net Income (Loss)
For the year ended December 31, 2015
Water Operations	$97,472	$12,871	$57,474	$(1,158)	$6,206	$(1,255)	$21,018
Real Estate Transactions	14	—	22	—	—	(357)	349
Services and Rentals	5,602	3	3,362	—	—	843	1,394
Total	$103,088	$12,874	$60,858	$(1,158)	$6,206	$(769)	$22,761
For the year ended December 31, 2014
Water Operations	$95,516	$11,784	$53,614	$(1,096)	$5,997	$3,227	$19,798
Real Estate Transactions	243	—	161	—	—	32	50
Services and Rentals	5,784	5	3,340	—	—	968	1,471
Total	$101,543	$11,789	$57,115	$(1,096)	$5,997	$4,227	$21,319
For the year ended December 31, 2013
Water Operations	$93,000	$10,792	$52,878	$(661)	$5,764	$6,112	$16,793
Real Estate Transactions	95	—	103	—	—	(1)	(7)
Services and Rentals	5,862	4	3,405	—	(12)	982	1,483
Total	$98,957	$10,796	$56,386	$(661)	$5,752	$7,093	$18,269

The Revenues shown in Water Operations above consist of revenues from water customers of $96,041,000, $94,020,000 and $91,481,000 in the years 2015, 2014, and 2013, respectively.  Additionally, there were revenues associated with utility plant leased to others of $1,431,000, $1,496,000 and $1,519,000 in the years 2015, 2014, and 2013, respectively which are reflected in “Other Utility Income, Net of Taxes: on the Consolidated Statements of Income. The revenues from water customers for the the years ended December 31, 2015, 2014, and 2013, and include $1,583,000, $3,700,000 and $3,298,000 in additional revenues related to the implementation of the WRA, respectively. A PURA order that became effective in January of 2014 changed the methodology for calculating the WRA by requiring that only revenues for services that have already been billed be considered in determining the WRA.

The table below shows assets by segment at December 31:

in thousands):	2015	2014
Total Plant and Other Investments:
Water	$553,773	$514,606
Non-Water	637	605
Total Plant and Other Investments	554,410	515,211
Other Assets:
Water	159,893	152,929
Non-Water	2,215	3,049
Total Other Assets	162,108	155,978
Total Assets	$716,518	$671,189

CONNECTICUT WATER SERVICE, INC.

NOTE 15:  COMMITMENTS AND CONTINGENCIES

Water Supply – Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of fifty years upon becoming effective. Connecticut Water will pay RWA $75,000 per year, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement. Connecticut Water has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water agrees to purchase 283 million gallons of water annually from MDC. Connecticut Water has an agreement with Avon Water (“Avon”) to purchase twelve million gallons per year from Avon. The agreement became effective on October 3, 2008 and has a term of 10 years. Connecticut Water has a 99 year lease with 19 Perry Street to obtain well water for its public water supply system. The agreement became effective in 1975 and is based on current water rates in effect each year. There is no limitation on the amount of water that can be withdrawn from the leased property. Maine Water has an agreement with the Kenebec Water District for potable water service. The agreement was extended and became effective on November 7, 2015 for a new term of 5 years. Water sales to Maine Water are billed at a flat rate per gallon plus the monthly minimum tariff rate for a 4-inch metered service. During 2015, the Company spent $1,112,000 on these agreements.

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

Reviews by Taxing Authorities – On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed beginning in the fourth quarter of 2013.  On March 24, 2015, the Company was notified by the Connecticut Department of Revenue Services that the audit was expanded to include the 2012 and 2013 tax years. The State focused its review on tax credits associated with fixed capital investment. The Company and the State came to an agreement (“Closing Agreement”) regarding investments eligible for the credit. The Closing Agreement was executed on May 4, 2015. The Company had previously recorded a provision for the possible disallowance of these credits and, therefore, there was minimal impact in 2015.

On the 2012 tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS’s temporary tangible property regulations. On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of $1,185,000. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  Therefore, as required by FASB ASC 740, during the year ended December 31, 2015, the Company recorded a provision of $2.1 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $5.4 million in the prior year for a cumulative total of $6.3 million.

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

CONNECTICUT WATER SERVICE, INC.

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

Rate Relief – Connecticut Water and Maine Water are regulated public utilities, which provide water services to their customers.  The rates that Regulated Companies charge their water customers are subject to the jurisdiction of the regulatory authority of the PURA in Connecticut and the MPUC in Maine.  Connecticut Water’s allowed rate of return on equity and return on rate base are currently 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2015 were 9.50% and 7.96%, respectively.

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

Capital Expenditures – The Company has received approval from its Board of Directors to spend $65.9 million on capital expenditures in 2016, in part to fund improvements to water treatment plants and increased spending related to infrastructure improvements.

NOTE 16:  QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data for the years ended December 31, 2015 and 2014 appears below:

(in thousands, except for per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
Operating Revenues	$20,030	$20,260	$26,624	$25,459	$28,444	$27,554	$20,943	$20,747
Total Utility Operating Income	4,320	4,089	9,954	8,479	9,709	9,682	3,456	3,747
Net Income	3,103	2,986	8,675	7,490	8,755	8,448	2,228	2,395
Basic Earnings per Common Share	0.28	0.27	0.79	0.69	0.80	0.78	0.20	0.21
Diluted Earnings per Common Share	0.28	0.27	0.77	0.67	0.79	0.76	0.20	0.21

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated May 11, 1998 (Exhibit 3.1 to Form 10-K for year ended 12/31/98).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 27, 1998 (Exhibit 3 to Form 8-K filed September 25, 1998).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001.
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended 3/31/03).
3.5	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).
3.6	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 16, 2007. (Exhibit 3.1 to Form 8-K filed on August 21, 2007).
4.1	Bond Purchase Agreement dated as of March 12, 2004, among The Connecticut Water Company and A.G. Edwards & Sons, Inc. (Exhibit 4.18 to Form 10-Q for the quarter ended 3/31/04).
4.2	Indenture of Trust, dated as of March 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee. (Exhibit 4.19 to Form 10-Q for the quarter ended 3/31/04).
4.3	Reimbursement and Credit Agreement, dated as of March 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island. (Exhibit 4.20 to Form 10-Q for the quarter ended 3/31/04).
4.4	Letter of Credit issued by Citizen’s Bank of Rhode Island, dated as of March 4, 2004. (Exhibit 4.21 to Form 10-Q for the quarter ended 3/31/04).
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

10.3	Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. (Exhibit 10.21 to Form 10-K for year ended 12/31/89).
10.4	2004 Performance Stock Program, as of April 23, 2004. (Appendix A to Proxy Statement dated 3/12/04).
10.5	First Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 7, 2004. (Exhibit 10.23f to Form 10-K for the year ended 12/31/05).
10.6	Second Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 1, 2008. (Exhibit 10.6 to Form 8-K filed on 1/30/08).
10.7	Restricted Stock Agreement, standard form for officers, dated December 1, 2005 (Exhibit 10.1 to Form 8-K dated 1/13/06).
10.8	Long-Term Performance Award Agreement, standard form for officers, dated January 11, 2006 (Exhibit 10.2 to Form 8-K dated 1/13/06).
10.9	Performance Award Agreement, standard form for officers, dated January 11, 2006 (Exhibit 10.3 to Form 8-K dated 1/13/06).

10.10	Connecticut Water Service, Inc. 2014 Performance Stock Program (filed as Appendix A to Company’s definitive proxy statement (DEF 14A) filed on March 28, 2014).

10.11	Form of Restricted Share Award Agreement for non-employee Directors under the Company’s 2014 Performance Stock Program (Exhibit 10.1 to Form 8-K filed on 5/11/15).
10.13	Form of Performance Unit Award Agreement (short-term vesting form) under the Company’s 2014 Performance Stock Program.
10.14	Form of Performance Unit Award Agreement (long-term vesting form) under the Company’s 2014 Performance Stock Program.
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
10.17
First Amendment to Amended and Restated Employment Agreement between the Company, The Connecticut Water Company and Kristen A. Johnson, dated March 8, 2013 (Exhibit 10.17 to Form 10-K for the year ended December 31, 2012).

10.18	First Amendment to Employment Agreement between the Company, the Maine Water Company and Judy E. Wallingford, dated March 8, 2013 (Exhibit 10.18 to Form 10-K for the year ended December 31, 2012).
10.19	Form of First Amendment to Amended and Restated Employment Agreement, is filed herewith (Messrs. Thornburg, Benoit and Bancroft, and Ms. Westbrook) (Exhibit 10.1 to Form 8-K filed on 4/3/14).
10.20	Form of Second Amendment to Employment Agreement, is filed herewith (Ms. Johnson and Ms. Wallingford) (Exhibit 10.2 to Form 8-K filed on 4/3/14).
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
e)  Eric W. Thornburg
f)  Maureen P. Westbrook

10.22
Form of Amended and Restated Deferred Compensation Agreement with the Company’s executive officers (effective January 1, 2011) (Exhibit 10.20 to Form 10-K for the year ended December 31, 2010), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Kristen A. Johnson
d)  Nicholas A. Rinaldi
e)  Eric W. Thornburg
f)  Maureen P. Westbrook

10.23	Deferred Compensation Agreement between The Connecticut Water Company and Eric W. Thornburg, dated December 30, 2011 (Exhibit 10.4 to Form 8-K filed on 1/3/12).
10.24
Form of amendment to Deferred Compensation Agreement, dated as of December 30, 2011, with the following Company officers (Exhibit 10.20b to Form 10-K for the year ended December 31, 2011):
a) David C. Benoit
b) Maureen P. Westbrook
c) Kristen A. Johnson

10.25	Deferred Compensation Agreement between The Connecticut Water Company and Eric W. Thornburg, dated December 30, 2011. (Exhibit 10.4 to Form 8-K filed on January 3, 2012)
10.26
Deferred Compensation Agreement between Connecticut Water Service, Inc. and Judy E. Wallingford, dated December 11, 2011, effective January 3, 2012. (Exhibit 20.d of the Form 10-K for the year ended December 31, 2011).

10.27	Employment agreement among the Company, The Connecticut Water Company and Craig J. Patla, dated April 1, 2014 (Exhibit 10.2 to Form 10-Q filed on 5/8/14).
10.28	Deferred compensation agreement among the Company, The Connecticut Water Company and Craig J. Patla, dated April 1, 2014 (Exhibit 10.3 to Form 10-Q filed on 5/8/14).
10.29	Master Loan Agreement and Promissory Note between Connecticut Water Service, Inc. and CoBank, ACB, dated June 29, 2009. (Exhibit 10.1 to Form 8-K filed on July 2, 2009)

10.30	First Amendment to Promissory Note and Supplement, dated July 26, 2011, between Connecticut Water Service, Inc. and CoBank ACB (Exhibit 10.1 to Form 8-K filed on July, 29 2011).
10.31	Amendment to the Master Loan Agreement between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.1 to Form 8-K filed on January, 3 2012).
10.32	Promissory Note and Single Advance Term Loan Supplement (Loan 1) between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.2 to Form 8-K filed on January 3, 2012).
10.33	Promissory Note and Single Advance Term Loan Supplement (Loan 2) between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.3 to Form 8-K filed on January 3, 2012).
10.34	Amended and Restated Promissory Note and Supplement, by and between the Company and CoBank, ACB, dated August 6, 2014 (filed as Exhibit 10.2 to Form 10-Q filed on 8/8/14).
10.35	Line of credit agreement dated August 12, 2009 between RBS Citizens, National Association and Connecticut Water Service, Inc. (Exhibit 10.2 to Form 10-Q for the quarter ending September 30, 2009)
10.36	Letter Amendment dated May 5, 2010 between RBS Citizens, National Association and Connecticut Water Service, Inc. (Exhibit 10.2 to Form 10-Q filed on 5/7/10).
10.37	Second Amendment to RBS Citizens Line of Credit Agreement, dated June 1, 2011. (Exhibit 10.22 of the Form 10-K for the year ended December 31, 2011)
10.38
Third Amendment to 2009 Promissory Note and Supplement, between Connecticut Water Service, Inc. and CoBank, dated September 4, 2012 (Exhibit 10.1 to current report on Form 8-K filed on Sept. 10, 2012).

10.39
First Amendment to 2012 Promissory Note and Supplement, between Connecticut Water Service, Inc. and CoBank, ACB, dated September 4, 2012 (Exhibit 10.2 to current report on Form 8-K filed on Sept. 10, 2012

10.40	Letter Agreement between Connecticut Water Service, Inc. and RBS Citizens, National Association, dated October 12, 2012 (Exhibit 10.1 to current report on Form 8-K dated Oct. 18, 2012).
10.41	Third Allonge to Demand Promissory Note, dated October 12, 2012 (Exhibit 10.2 to current report on Form 8-K dated Oct. 18, 2012).
10.42	Master Loan Agreement between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.1 to current report on Form 8-K filed on Nov. 2, 2012).
10.43	Promissory Note and Single Advance Term Loan Supplement (Loan 1) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.2 to Form 8-K filed on Nov. 2, 2012).
10.44	Promissory Note and Single Advance Term Loan Supplement (Loan 2) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.3 to Form 8-K filed on Nov. 2, 2012).
10.45	Promissory Note and Single Advance Term Loan Supplement (Loan 3) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.4 to Form 8-K filed on Nov. 2, 2012).
10.46	Promissory Note and Single Advance Term Loan Supplement (Loan 4) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.5 to Form 8-K filed on Nov. 2, 2012).
10.47	Guarantee of Payment (Limited) by Connecticut Water Service, Inc., dated October 29, 2012 (Exhibit 10.6 to Form 8-K filed on Nov. 2, 2012).
10.48
Amended and Restated Master Loan Agreement between the Maine Water Company and CoBank, ACB, dated December 1, 2012 and entered into on December 7, 2012 (Exhibit 10.1 to Form 8-K filed on Dec. 7, 2012).

10.49	Amendment to Amended and Restated Master Loan Agreement by and between the Maine Water Company and CoBank, ACB, dated as of December 22, 2014 (filed as Exhibit 10.2 to Form 8-K filed on 12/30/14).
10.50	Promissory Note and Single Advance Term Loan Supplement between the Maine Water Company and CoBank, ACB, dated as of December 22, 2014 (filed as Exhibit 10.3 to Form 8-K filed on 12/30/14).
10.51
Promissory Note and Single Advance Term Loan Supplement between the Maine Water Company and CoBank, ACB, dated December 1, 2012 and entered into on December 7, 2012 (Exhibit 10.2 to Form 8-K filed on Dec. 7, 2012).

10.52	Promissory Note and Single Advance Term Loan Supplement between The Connecticut Water Company and CoBank, ACB, dated March 5, 2013, is filed herewith (Exhibit 10.1 to Form 8-K filed on March 6, 2013).
10.53	Amendment to Guarantee of Payment (Limited) by Connecticut Water Service, Inc., dated March 5, 2013(Exhibit 10.2 to Form 8-K filed on March 6, 2013).
10.54	Loan Agreement by and between The Maine Water Company and Maine Municipal Bond Bank dated June 3, 2013 (Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2013).
10.55
Settlement Agreement between and among The Connecticut Water Company, Office of Consumer Counsel and the Attorney General for the State of Connecticut, dated June 28, 2013 (Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2013).

10.56	Loan Agreement by and between The Maine Water Company and Maine Municipal Bond Bank dated March 17, 2015 (Exhibit 10.1 to the Company’s Form 8-K filed on March 18, 2015).
10.57	Loan Agreement by and between The Maine Water Company and Maine Municipal Bond Bank dated November 25, 2015 (Exhibit 10.1 to the Company’s Form 8-K filed on November 30, 2015).
10.58*	Purchase and Sale Agreement The Maine Water Company and the Coastal Mountains Land Trust, dated March 10, 2016.
10.59*	Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit Sharing Plan, effective as of January 1, 2016.
10.60*	Base Plan Document for Defined Contribution Plan, effective as of January 1, 2016
16.1	Letter of PricewaterhouseCoopers, LLP, dated March 18, 2013 (incorporated by reference from Exhibit 16 to the Company’s current report on Form 8-K filed on March 18, 2013).
16.2	Letter From ParenteBeard LLC to the Securities and Exchange Commission, dated October 2, 2014 (filed as Exhibit 16.1 to Form 8-K filed on 10/2/14).
21*	Connecticut Water Service, Inc. Subsidiaries Listing.
23.1*	Consent of Baker Tilly Virchow Krause, LLP, the Company’s current Independent Registered Public Accounting Firm.
24.1*	Power of Attorney of the directors of Connecticut Water Service, Inc.
31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.
31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.
32.1**	Certification of Eric W. Thornburg, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
Note:	Exhibits 10.1 through 10.3, 10.5 through 10.34, and 10.61 set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

* = filed herewith
** = furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTICUT WATER SERVICE, INC. Registrant
March 14, 2016	By /s/ Eric W. Thornburg Eric W. Thornburg Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Connecticut Water Service, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric W. Thornburg Eric W. Thornburg	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 14, 2016
/s/ David C. Benoit David C. Benoit	Senior Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2016
/s/ Nicholas A. Rinaldi Nicholas A. Rinaldi	Controller (Principal Accounting Officer)	March 14, 2016

Signature	Title	Date
/s/ Richard H. Forde Richard H. Forde	Director	March 11, 2016
/s/ Mary Ann Hanley Mary Ann Hanley	Director	March 11, 2016
/s/ Heather Hunt Heather Hunt	Director	March 11, 2016
/s/ Bradford A. Hunter Bradford A. Hunter	Director	March 11, 2016
/s/ Arthur C. Reeds Arthur C. Reeds	Director	March 11, 2016
/s/ Lisa J. Thibdaue Lisa J. Thibdaue	Director	March 11, 2016
/s/ Carol P. Wallace Carol P. Wallace	Director	March 11, 2016
/s/ Ellen C. Wolf Ellen C. Wolf	Director	March 11, 2016

CONNECTICUT WATER SERVICE, INC. and SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance Beginning of Year	Additions Charged to Income	Deductions From Reserves(1)	Balance End of Year
Allowance for Uncollectible Accounts
Year Ended December 31, 2015	$1,202	$158	$413	$947
Year Ended December 31, 2014	$1,127	$549	$474	$1,202
Year Ended December 31, 2013	$1,058	$533	$464	$1,127

(1) Amounts charged off as uncollectible after deducting recoveries.