Form 10-Q
period 2016-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2016-05-09
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016 or

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
11,218,582
Number of shares of common stock outstanding, April 1, 2016
(Includes 219,074 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
March 31, 2016

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	March 31, 2016	December 31, 2015
Utility Plant	$731,624	$722,447
Construction Work in Progress	25,939	23,298
	757,563	745,745
Accumulated Provision for Depreciation	(203,054)	(199,461)
Net Utility Plant	554,509	546,284
Other Property and Investments	8,677	8,126
Cash and Cash Equivalents	1,540	731
Accounts Receivable (Less Allowance, 2016 - $974; 2015 - $947)	9,744	11,012
Accrued Unbilled Revenues	8,119	8,259
Materials and Supplies, at Average Cost	1,659	1,617
Prepayments and Other Current Assets	8,281	5,393
Total Current Assets	29,343	27,012
Restricted Cash	198	846
Unrecovered Income Taxes - Regulatory Asset	80,585	77,510
Pension Benefits - Regulatory Asset	12,002	12,414
Post-Retirement Benefits Other Than Pension - Regulatory Asset	500	468
Goodwill	30,427	30,427
Deferred Charges and Other Costs	7,860	7,628
Total Regulatory and Other Long-Term Assets	131,572	129,293
Total Assets	$724,101	$710,715
CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2016 - 11,218,582; 2015 - 11,192,882	$146,228	$144,534
Retained Earnings	80,521	80,378
Accumulated Other Comprehensive (Loss)	(915)	(935)
Common Stockholders’ Equity	225,834	223,977
Preferred Stock	772	772
Long-Term Debt	171,102	171,868
Total Capitalization	397,708	396,617
Current Portion of Long-Term Debt	2,850	2,842
Interim Bank Loans Payable	29,472	16,085
Accounts Payable and Accrued Expenses	8,499	11,882
Accrued Interest	1,501	727
Current Portion of Refund to Customers - Regulatory Liability	1,715	2,994
Other Current Liabilities	2,274	2,409
Total Current Liabilities	46,311	36,939
Advances for Construction	21,376	21,444
Deferred Federal and State Income Taxes	49,063	48,036
Unfunded Future Income Taxes	77,883	74,712
Long-Term Compensation Arrangements	33,075	34,389
Unamortized Investment Tax Credits	1,245	1,264
Refund to Customers - Regulatory Liability	592	993
Other Long-Term Liabilities	5,216	5,273
Total Long-Term Liabilities	188,450	186,111
Contributions in Aid of Construction	91,632	91,048
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$724,101	$710,715

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)
(In thousands, except per share amounts)

	2016	2015
Operating Revenues	$21,552	$20,030
Operating Expenses
Operation and Maintenance	11,289	11,324
Depreciation	3,398	3,136
Income Tax Expense	393	(941)
Taxes Other Than Income Taxes	2,449	2,346
Total Operating Expenses	17,529	15,865
Net Operating Revenues	4,023	4,165
Other Utility Income, Net of Taxes	155	155
Total Utility Operating Income	4,178	4,320
Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	395	369
Allowance for Funds Used During Construction	232	90
Other	(32)	(7)
Total Other Income, Net of Taxes	595	452
Interest and Debt Expense
Interest on Long-Term Debt	1,736	1,774
Other Interest Income, Net	(142)	(132)
Amortization of Debt Expense and Premium, Net	31	27
Total Interest and Debt Expense	1,625	1,669
Net Income	3,148	3,103
Preferred Stock Dividend Requirement	9	9
Net Income Applicable to Common Stock	$3,139	$3,094
Weighted Average Common Shares Outstanding:
Basic	10,992	10,924
Diluted	11,211	11,144
Earnings Per Common Share:
Basic	$0.29	$0.28
Diluted	$0.28	$0.28
Dividends Per Common Share	$0.2675	$0.2575

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)
(In thousands)

	2016	2015
Net Income	$3,148	$3,103
Other Comprehensive (Loss)/Income, net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(22) and $(37) in 2016 and 2015	35	97
Unrealized (loss) on investments, net of tax benefit (expense) of $10 and $(9) in 2016 and 2015	(15)	14
Other Comprehensive Income, net of tax	20	111
Comprehensive Income	$3,168	$3,214

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)
(In thousands, except per share amounts)

	2016	2015
Balance at Beginning of Period	$80,378	$69,370
Net Income	3,148	3,103
	83,526	72,473
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	6	6
Common Stock - 2016 $0.2675 per share; 2015 $0.2575 per share	2,996	2,869
	3,005	2,878
Balance at End of Period	$80,521	$69,595

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)
(In thousands)

	2016	2015
Operating Activities:
Net Income	$3,148	$3,103
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by
Operating Activities:
Deferred Revenues	(340)	249
Provision for Deferred Income Taxes and Investment Tax Credits, Net	710	(1,366)
Allowance for Funds Used During Construction	(232)	(90)
Depreciation and Amortization (including $243 and $220 in 2016 and 2015, respectively, charged to other accounts)	3,641	3,356
Change in Assets and Liabilities:
Decrease in Accounts Receivable and Accrued Unbilled Revenues	1,408	1,468
Increase in Prepaid Income Taxes and Prepayments and Other Current Assets	(2,536)	(1,557)
(Increase) Decrease in Other Non-Current Items	(532)	632
(Decrease) Increase in Accounts Payable, Accrued Expenses and Other Current Liabilities	(3,513)	292
Total Adjustments	(1,394)	2,984
Net Cash and Cash Equivalents Provided by Operating Activities	1,754	6,087
Investing Activities:
Net Additions to Utility Plant Used	(11,753)	(6,523)
Release of Restricted Cash	649	—
Net Cash and Cash Equivalents Used in Investing Activities	(11,104)	(6,523)
Financing Activities:
Net Proceeds from Interim Bank Loans	29,472	5,422
Net Repayment of Interim Bank Loans	(16,085)	(1,991)
Costs to Issue Long-Term Debt and Common Stock	—	(5)
Proceeds from Issuance of Common Stock	425	366
Repayment of Long-Term Debt Including Current Portion	(762)	(661)
Advances from Others for Construction	114	52
Cash Dividends Paid	(3,005)	(2,878)
Net Cash and Cash Equivalents Provided by Financing Activities	10,159	305
Net Increase (Decrease) in Cash and Cash Equivalents	809	(131)
Cash and Cash Equivalents at Beginning of Period	731	2,475
Cash and Cash Equivalents at End of Period	$1,540	$2,344
Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$431	$8
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$871	$931
State and Federal Income Taxes	$130	$130

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. (the “Company”) and its wholly-owned subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Company’s primary operating subsidiaries are: The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”). The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2015 (the “10-K”).

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

Certain previously reported information has been reclassified to conform to the current period presentation.

Regulatory Matters

The rates we charge our water customers in Connecticut and Maine are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”), respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective March 31, 2016, were 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective March 31, 2016, were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Both Connecticut Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain approved capital projects in between full rate cases.

On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,300 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million.  The land had a book value of approximately $600,000 at December 31, 2015 and is included in “Utility Plant” on the Company’s “Consolidated Balance Sheets”. The easements and purchase prices are as follows:

1.Ragged Mountain Mirror Lake Conservation Easement: $1,875,000; and
2.Grassy Pond conservation Easement: $600,000.

The two easement sale and donation transactions are expected to close no later than December 31, 2017 and December 31, 2019, respectively.  Maine Water will make a $200,000 contribution to the Land Trust upon completion of the closing of the first easement sale.  Maine Water also expects to claim a charitable deduction for the $600,000 in excess of the fair market value of the second easement over the $600,000 sale price.

Connecticut Rates

In Connecticut, the Water Infrastructure Conservation Adjustment (“WICA”) was 1.59% and 4.19% at March 31, 2015 and 2016, respectively. On January 27, 2016, Connecticut Water filed a WICA application with the PURA requesting a 1.00% surcharge to customers' bills, representing approximately $8.4 million in WICA related projects. On February 9, 2016, Connecticut Water filed for a 0.03% reconciliation adjustment for the 2015 shortfall in WICA. On March 9, 2016 and March 24, 2016, the PURA approved the reconciliation adjustment and the WICA application, respectively. Effective April 1, 2016, the cumulative WICA surcharge is 5.12%. WICA surcharges are capped at 10% between general rate cases.

Since 2013, Connecticut law has authorized a Water Revenue Adjustment (“WRA”) to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

approved by PURA in the last general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, projects eligible for WICA surcharges were expanded to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

Connecticut Water’s allowed revenues for the three months ended March 31, 2016, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $16.9 million. Through normal billing for the three months ended March 31, 2016, revenue for Connecticut Water would have been approximately $16.5 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $0.4 million in additional revenue for the three months ended March 31, 2016.

Maine Rates

In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 1.13% and 3.08% as of March 31, 2015 and 2016, respectively. Maine Water filed for an increase in its WISC for one division in February, 2016, which the MPUC approved in March, 2016, and which became effective on April 1, 2016, which increased the overall WISC to 4.08%.

A newly passed water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015. As discussed below, Maine Water is currently precluded from seeking new rates due to various agreements with the MPUC. Maine Water is currently evaluating how and when this new mechanism can be implemented.

On October 30, 2014, Maine Water petitioned the MPUC for approval of an accounting order that would allow it to return to its customers a federal income tax refund stemming from the adoption of the Internal Revenue Service (“IRS”) Revenue Procedure 2012-19 (“Repair Regulations”) to eight of its ten divisions, and to allow flow-through treatment of the repair deduction as of January 1, 2014. On February 26, 2015, the MPUC approved a stipulation between Maine Water and the Office of the Public Advocate (“Maine Water Stipulation Agreement”) that refunds $2.9 million to the customers of the eight divisions over a two year period starting no later than July 1, 2015, and allows the requested accounting treatment. In addition, Maine Water agreed not to file a general rate case during the two year refund period in any of the eight divisions that were allowed the refund. As part of the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement, Maine Water was required to determine the remaining deferred tax liabilities associated with the fixed assets which Maine Water would be deducting as part of the adoption of the Repair Regulations. All parties to the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement, and the MPUC, agreed that any benefit resulting from the elimination of deferred tax liabilities previously recorded on qualifying fixed assets subject to the Repair Regulation deduction, would be deferred and considered in a separate docket initiated after Maine Water had analyzed this additional deferred tax liability in more detail. The Company viewed the completion of the docket determining the ultimate disposition of the deferred tax liability associated with the qualifying fixed assets subject to the Repair Regulation deduction as materially linked to the flow-through treatment granted in the MPUC’s order issued on February 26, 2015. On April 8, 2015, Maine Water filed a petition with the MPUC that asked for amortization of the identified deferred tax liabilities in each of its ten divisions. On June 16, 2015, Maine Water and the Office of the Public Advocate reached a settlement agreement that allowed for the amortization of these deferred tax liabilities over a one to nine year period, depending on the division. The MPUC approved this agreement on June 22, 2015, at which point Maine Water began the amortization based on the agreed upon schedule. With the completion of this docket, Maine Water recorded in the quarter ended June 30, 2015 the retroactive benefit associated with the flow-through of Repair Regulations from January 1, 2014. The 2014 benefit, reflected in the second quarter of 2015, was approximately $931,000, or $0.09 per basic share outstanding.

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three months ended March 31, 2016 and 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31,	2016	2015
Service Cost	$521	$570
Interest Cost	794	771
Expected Return on Plan Assets	(979)	(966)
Amortization of:
Prior Service Cost	4	4
Net Recognized Loss	511	691
Net Periodic Benefit Cost	$851	$1,070

The Company expects to make a total contribution of approximately $5,525,000 in 2016 for the 2015 plan year. As of March 31, 2016, the Company has contributed $2,000,000.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31,	2016	2015
Service Cost	$103	$152
Interest Cost	136	147
Expected Return on Plan Assets	(85)	(81)
Other	56	56
Amortization of:
Prior Service Credit	(100)	(142)
Recognized Net Loss	8	110
Net Periodic Benefit Cost	$118	$242

3.	Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of stock awards):

Three months ended March 31,	2016	2015
Common Shares Outstanding End of Period:	11,218,582	11,151,193
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	10,992,486	10,924,330
Diluted	11,211,283	11,144,297

Basic Earnings per Share	$0.29	$0.28
Dilutive Effect of Stock Awards	(0.01)	—
Diluted Earnings per Share	$0.28	$0.28

Total unrecognized compensation expense for all stock awards was approximately $1.1 million as of March 31, 2016 and will be recognized over a weighted average period of 1.4 years.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”). The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. The Company has adopted ASU No. 2015-03, effective January 1, 2016, which had the effect of reducing the December 31, 2015 Long-Term Debt balance by $5,786,000 on the Condensed Consolidated Balance Sheet.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” (“ASU No. 2015-11”) which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged under the updated guidance for inventory that is measured using last-in, last-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company uses average cost to value its inventory and, therefore, ASU No. 2015-11 is expected to have no impact on the Company.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-17”). ASU No. 2015-17 requires net deferred tax assets and liabilities to be classified as non-current on the Company’s Consolidated Balance Sheets. Prior to adoption of the new standard, net deferred tax assets and liabilities were presented separately as current and non-current on the Consolidated Balance Sheets.  ASU No. 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company has adopted ASU No. 2015-17, effective January 1, 2016, which had the effect of reducing the December 31, 2015 Prepayments and Other Current Assets and Deferred Federal and State Income Taxes balances by $17,000 on the Condensed Consolidated Balance Sheet.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09). ASU No. 2016-09 impacts several aspects of the accounting for share-based payment transactions, including classification of certain items on the Consolidated Statement of Cash Flows and accounting for income taxes.  Specifically, ASU No. 2016-09 requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statements of Income, introducing a new element of volatility to the provision for income taxes. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We have not yet determined the effect of ASU No. 2016-09 on our consolidated financial statements nor have we selected a transition method.

5.	Accumulated Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

Three months ended March 31, 2016	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$200	$(1,135)	$(935)
Other Comprehensive (Loss) Income Before Reclassification	(15)	—	(15)
Amounts Reclassified from AOCI	—	35	35
Net current-period Other Comprehensive (Loss) Income	(15)	35	20
Ending Balance	$185	$(1,100)	$(915)

Three months ended March 31, 2015	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$298	$(1,901)	$(1,603)
Other Comprehensive (Loss) Income Before Reclassification	14	—	14
Amounts Reclassified from AOCI	—	97	97
Net current-period Other Comprehensive (Loss) Income	14	97	111
Ending Balance	$312	$(1,804)	$(1,492)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Three Months Ended March 31, 2016(a)	Amounts Reclassified from AOCI Three Months Ended March 31, 2015(a)	Affected Line Items on Income Statement
Amortization of Recognized Net Gain from Defined Benefit Items	57	135	Other Income (b)
Tax expense	(22)	(38)	Other Income
	35	97

Total Reclassifications for the period, net of tax	$35	$97

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Long-Term Debt

Long-Term Debt at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

		2016	2015
Connecticut Water Service, Inc.:
4.09%	Term Loan Note	$14,217	$14,472
The Connecticut Water Company:
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.10%	2009 A Series, Due 2039	19,930	19,930
5.00%	2011 A Series, Due 2021	23,257	23,303
3.16%	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	CoBank Note Payable, Due 2033	14,550	14,550
Total The Connecticut Water Company		134,397	134,443
The Maine Water Company:
8.95%	1994 Series G, Due 2024	8,100	8,100
2.68%	1999 Series J, Due 2019	254	339
0.00%	2001 Series K, Due 2031	615	656
2.58%	2002 Series L, Due 2022	68	75
1.53%	2003 Series M, Due 2023	341	361
1.73%	2004 Series N, Due 2024	401	401
0.00%	2004 Series O, Due 2034	120	127
1.76%	2006 Series P, Due 2026	391	411
1.57%	2009 Series R, Due 2029	217	227
0.00%	2009 Series S, Due 2029	605	628
0.00%	2009 Series T, Due 2029	1,697	1,760
0.00%	2012 Series U, Due 2042	154	160
1.00%	2013 Series V, Due 2033	1,335	1,360
2.52%	CoBank Note Payable, Due 2017	1,965	1,965
4.24%	CoBank Note Payable, Due 2024	4,500	4,500
7.72%	Series L, Due 2018	2,250	2,250
2.40%	Series N, Due 2022	1,101	1,176
1.86%	Series O, Due 2025	830	830
2.23%	Series P, Due 2028	1,294	1,324
0.01%	Series Q, Due 2035	1,771	1,864
1.00%	Series R, Due 2025	2,488	2,488
Various	Various Capital Leases	15	17
Total The Maine Water Company		30,512	31,019
Add: Acquisition Fair Value Adjustment		502	562
Less: Current Portion		(2,850)	(2,842)
Less: Unamortized Debt Issuance Expense		(5,676)	(5,786)
Total Long-Term Debt		$171,102	$171,868

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 17, 2015, Maine Water completed the issuance of $1,864,050 aggregate principal amount of its First Mortgage Bonds, Series Q, 0.01% due March 17, 2035 (the “Series Q Bonds”). The Series Q Bonds were issued by Maine Water to the Bank and the proceeds of the issuance were loaned (the “Series Q Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of March 17, 2015. The proceeds of the Series Q Loan were used by Maine Water to fund various water facilities projects, including the replacement of a booster station and modifications to a treatment plant, each located in the City of Biddeford, Maine.

On November 25, 2015, Maine Water completed the issuance of $2,487,630 aggregate principal amount of its First Mortgage Bonds, Series R, 1.0% due November 25, 2025 (the “Series R Bonds”). The Series R Bonds were issued by Maine Water to the Bank and the proceeds of the issuance were loaned (the “Series R Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of November 25, 2015. The remaining proceeds of the Series R Loan will be used by Maine Water to fund the construction of a 3 million gallon water storage tank, located in the City of Biddeford, Maine, which will replace an existing in-ground 7.5 million gallon reservoir.

In April 2016, Connecticut Water filed an application with PURA to issue promissory notes in the aggregate principal amount of up to $49,930,000 with CoBank, ACB (“CoBank”) under its existing Master Loan Agreement by and between Connecticut Water and CoBank dated October 29, 2012, in order for Connecticut Water to redeem its $19,930,000 2009A Series of outstanding Water Facility Revenue Bonds previously issued by the Connecticut Development Authority (the “2009A Bonds”) and to provide $30,000,000 to partially fund its ongoing construction program. The notes will have a 20-year term, will be unsecured by Connecticut Water and will have fixed interest rates.

During the first three months of 2016, the Company paid approximately $255,000 related to Connecticut Water Service’s Term Note Payable issued as part of the 2012 acquisition of Maine Water and approximately $507,000 in sinking funds related to Maine Water’s outstanding bonds.

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company and its subsidiaries were in compliance with all covenants at March 31, 2016.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,915	$—	$2,915
Money Market Fund	68	—	—	68
Mutual Funds:
Equity Funds (1)	1,422	—	—	1,422
Fixed Income Funds (2)	493	—	—	493
Total	$1,983	$2,915	$—	$4,898

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2015 (in thousands):

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

Restricted Cash – As part of Maine Water’s November 2015 bond offering, the Company recorded unused proceeds from this bond issuance as restricted cash as the funds can only be used for certain capital expenditures.  The Company expects to use the remainder of the proceeds during 2016, as the approved capital expenditures are completed.  The carrying amount approximates fair value.  Under the fair value hierarchy the fair value of restricted cash is classified as a Level 1 measurement.

Long-Term Debt – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of March 31, 2016 and December 31, 2015, the estimated fair value of the Company’s long-term debt was $194,943,000 and $191,616,000, respectively, as compared to the carrying amounts of $176,776,000 and $177,654,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is a benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

Advances for Construction – Customer advances for construction had a carrying amount of $21,376,000 and $21,444,000 at March 31, 2016 and December 31, 2015, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

The fair values shown above have been reported to meet the disclosure requirements of FASB ASC 825, “Financial Instruments” (“FASB ASC 825”) and do not purport to represent the amounts at which those obligations would be settled.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Segment Reporting

The Company operates principally in three business segments: Water Operations, Real Estate Transactions, and Services and Rentals. Financial data for the segments is as follows (in thousands):

Three months ended March 31, 2016
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Operations	$21,855	$2,950	$197	$2,753
Real Estate Transactions	—	—	—	—
Services and Rentals	1,231	537	142	395
Total	$23,086	$3,487	$339	$3,148

Three months ended March 31, 2015
Segment	Revenues	Pre-Tax Income	Income Tax Expense(Benefit)	Net Income
Water Operations	$20,340	$1,687	$(1,047)	$2,734
Real Estate Transactions	—	—	—	—
Services and Rentals	1,362	629	260	369
Total	$21,702	$2,316	$(787)	$3,103

The revenues shown in Water Operations above consisted of revenues from water customers of $21,552,000 and $20,030,000 for the three months ended March 31, 2016 and 2015, respectively. Additionally, there were revenues associated with utility plant leased to others of $303,000 and $310,000 for the three months ended March 31, 2016 and 2015, respectively. The revenues from water customers for the three months ended March 31, 2016 and 2015 include $400,000 in additional revenues and a $189,000 reduction in revenues related to the application of the WRA, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.

Assets by segment (in thousands):

	March 31, 2016	December 31, 2015
Total Plant and Other Investments:
Water Operations	$562,224	$553,773
Non-Water	963	637
	563,187	554,410
Other Assets:
Water Operations	157,289	154,090
Non-Water	3,625	2,215
	160,914	156,305
Total Assets	$724,101	$710,715

9.	Income Taxes

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On the 2012 tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the Internal Revenue Service’s (“IRS”) temporary tangible property regulations. On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the provision in the amount of $1,185,000 in the first quarter of 2015. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  Through March 31, 2016, the Company has recorded, as required by FASB ASC 740, a provision of $400,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $6.3 million in the prior year for a cumulative total of $6.7 million.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company’s Condensed Consolidated Statements of Income.  There were no such charges for the three months ended March 31, 2016 and 2015.  Additionally, there were no accruals relating to interest or penalties as of March 31, 2016 and December 31, 2015.  The Company remains subject to examination by federal tax authorities for the 2013 and 2014 tax years; the State of Maine’s tax authorities for the 2012 through 2014 tax years; and the State of Connecticut’s tax authorities for the 2014 tax year.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2015 Federal Tax Return to be filed in September 2016.  As a result, through the first quarter of 2016, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2016 and has reflected that deduction in its effective tax rate, net of any reserves.  Consistent with other differences between book and tax expenditures, the Company is required to use the flow-through method to account for any timing differences not required by the IRS to be normalized.

The Company’s effective income tax rate for the three months ended March 31, 2016 and 2015 was 9.7% and (34.0)%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the quarter, was (2.2)% for the three months ended March 31, 2016. These discrete items include adjustments related to the provisions for the repair deduction in both Connecticut and Maine. The blended Federal and State statutory income tax rates during each period were 41%. In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations.

10.	Lines of Credit

As of March 31, 2016, the Company maintained a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2020.  The Company maintained an additional line of credit of $20.0 million with RBS Citizens, N.A., with an expiration date of June 30, 2017.  As of March 31, 2016, the total lines of credit available to the Company were $35.0 million.  As of March 31, 2016 and December 31, 2015, the Company had $29.5 million and $16.1 million, respectively, of Interim Bank Loans Payable. As of March 31, 2016, the Company had $5.5 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

On April 25, 2016, the Company and RBS Citizens agreed to increase the amount of the Line of Credit from $20,000,000 to $45,000,000 and to extend the maturity date of the Line of Credit until April 25, 2021.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

General Information

Regulatory Matters

The rates we charge our water customers in Connecticut and Maine are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”), respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective March 31, 2016, were 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective March 31, 2016, were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Both Connecticut Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain approved capital projects in between full rate cases.

On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,300 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million.  The land had a book value of approximately $600,000 at December 31, 2015 and is included in “Utility Plant” on the Company’s “Consolidated Balance Sheets”. The easements and purchase prices are as follows:

1.Ragged Mountain Mirror Lake Conservation Easement: $1,875,000; and
2.Grassy Pond conservation Easement: $600,000.

The two easement sale and donation transactions are expected to close no later than December 31, 2017 and December 31, 2019, respectively.  Maine Water will make a $200,000 contribution to the Land Trust upon completion of the closing of the first easement sale.  Maine Water also expects to claim a charitable deduction for the $600,000 in excess of the fair market value of the second easement over the $600,000 sale price.

Connecticut Rates

In Connecticut, the Water Infrastructure Conservation Adjustment (“WICA”) was 1.59% and 4.19% at March 31, 2015 and 2016, respectively. On January 27, 2016, Connecticut Water filed a WICA application with the PURA requesting a 1.00% surcharge to customers' bills, representing approximately $8.4 million in WICA related projects. On February 9, 2016, Connecticut Water filed for a 0.03% reconciliation adjustment for the 2015 shortfall in WICA. On March 9, 2016 and March 24, 2016, the PURA approved the reconciliation adjustment and the WICA application, respectively. Effective April 1, 2016, the cumulative WICA surcharge is 5.12%. WICA surcharges are capped at 10% between general rate cases.

Since 2013, Connecticut law has authorized a Water Revenue Adjustment (“WRA”) to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, projects eligible for WICA surcharges were expanded to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

Connecticut Water’s allowed revenues for the three months ended March 31, 2016, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $16.9 million. Through normal billing for the three months ended March 31, 2016, revenue for Connecticut Water would have been approximately $16.5 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $0.4 million in additional revenue for the three months ended March 31, 2016.

Maine Rates

In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 1.13% and 3.08% as of March 31, 2015 and 2016, respectively. Maine Water filed for an increase in its WISC for one division in February, 2016, which the MPUC approved in March, 2016, and which became effective on April 1, 2016, which increased the overall WISC to 4.08%.

A newly passed water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015. As discussed below, Maine Water is currently precluded from seeking new rates due to various agreements with the MPUC. Maine Water is currently evaluating how and when this new mechanism can be implemented.

On October 30, 2014, Maine Water petitioned the MPUC for approval of an accounting order that would allow it to return to its customers a federal income tax refund stemming from the adoption of the Internal Revenue Service (“IRS”) Revenue Procedure 2012-19 (“Repair Regulations”) to eight of its ten divisions, and to allow flow-through treatment of the repair deduction as of January 1, 2014. On February 26, 2015, the MPUC approved a stipulation between Maine Water and the Office of the Public Advocate (“Maine Water Stipulation Agreement”) that refunds $2.9 million to the customers of the eight divisions over a two year period starting no later than July 1, 2015, and allows the requested accounting treatment. In addition, Maine Water agreed not to file a general rate case during the two year refund period in any of the eight divisions that were allowed the refund. As part of the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement, Maine Water was required to determine the remaining deferred tax liabilities associated with the fixed assets which Maine Water would be deducting as part of the adoption of the Repair Regulations. All parties to the Biddeford Stipulation Agreement and the Maine Water Stipulation Agreement, and the MPUC, agreed that any benefit resulting from the elimination of deferred tax liabilities previously recorded on qualifying fixed assets subject to the Repair Regulation deduction, would be deferred and considered in a separate docket initiated after Maine Water had analyzed this additional deferred tax liability in more detail. The Company viewed the completion of the docket determining the ultimate disposition of the deferred tax liability associated with the qualifying fixed assets subject to the Repair Regulation deduction as materially linked to the flow-through treatment granted in the MPUC’s order issued on February 26, 2015. On April 8, 2015, Maine Water filed a petition with the MPUC that asked for amortization of the identified deferred tax liabilities in each of its ten divisions. On June 16, 2015, Maine Water and the Office of the Public Advocate reached a settlement agreement that allowed for the amortization of these deferred tax liabilities over a one to nine year period, depending on the division. The MPUC approved this agreement on June 22, 2015, at which point Maine Water began the amortization based on the agreed upon schedule. With the completion of this docket, Maine Water recorded in the quarter ended June 30, 2015 the retroactive benefit associated with the flow-through of Repair Regulations from January 1, 2014. The 2014 benefit, reflected in the second quarter of 2015, was approximately $931,000, or $0.09 per basic share outstanding.

Critical Accounting Policies and Estimates

The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the PURA and the MPUC to which Connecticut Water and Maine Water, respectively, the Company’s regulated water utility subsidiaries, are subject.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to ASC 980 “Regulated Operations”, revenue recognition (including the WRA), goodwill impairment, income taxes and accounting for pension and other post-retirement benefit plans.  Each of these accounting policies and the application of critical accounting policies and estimates were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Outlook

The following modifies and updates the “Outlook” section of the Company’s 2015 Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

The Company expects Net Income from its Water Operations segment to increase in 2016 over 2015 levels, primarily due to revenue increases due to expected rate increases and the utilization of WISC in Maine and WICA in Connecticut, continued cost containment efforts and modest growth in its Services and Rentals segment. The Company currently does not expect to complete any Real Estate transactions during the year ending December 31, 2016.

The Company believes that the factors described above and those described in detail under the heading “Commitments and Contingencies” below may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2016 and beyond.  Please also review carefully the risks and uncertainties described in the sections entitled Item 1A – Risk Factors, “Commitments and Contingencies” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and the risks and uncertainties described in the “Forward-Looking Information” section below.

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

As of March 31, 2016, the Company maintained a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2020.  The Company maintained an additional line of credit of $20.0 million with RBS Citizens, N.A., with an expiration date of June 30, 2017.  As of March 31, 2016, the total lines of credit available to the Company were $35.0 million.  As of March 31, 2016 and December 31, 2015, the Company had $29.5 million and $16.1 million, respectively, of Interim Bank Loans Payable. As of March 31, 2016, the Company had $5.5 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

On April 25, 2016, the Company and RBS Citizens agreed to increase the amount of the Line of Credit from $20,000,000 to $45,000,000 and to extend the maturity date of the Line of Credit until April 25, 2021.

On March 17, 2015, Maine Water completed the issuance of $1,864,050 aggregate principal amount of its First Mortgage Bonds, Series Q, 0.01% due March 17, 2035 (the “Series Q Bonds”). The Series Q Bonds were issued by Maine Water to the Bank and the proceeds of the issuance were loaned (the “Series Q Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of March 17, 2015. The proceeds of the Series Q Loan were used by Maine Water to fund various water facilities projects, including the replacement of a booster station and to fund modifications to a treatment plant, each located in the City of Biddeford, Maine.

On November 25, 2015, Maine Water completed the issuance of $2,487,630 aggregate principal amount of its First Mortgage Bonds, Series R, 1.0% due November 25, 2025 (the “Series R Bonds”). The Series R Bonds were issued by Maine Water to the Bank and the proceeds of the issuance were loaned (the “Series R Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of November 25, 2015. The remaining proceeds of the Series R Loan will be used by Maine Water to fund the construction of a 3 million gallon water storage tank, located in the City of Biddeford, Maine, which will replace an existing in-ground 7.5 million gallon reservoir.

In April 2016, Connecticut Water filed an application with PURA to issue promissory notes in the aggregate principal amount of up to $49,930,000 with CoBank, ACB (“CoBank”) under its existing Master Loan Agreement by and between Connecticut Water and CoBank dated October 29, 2012, in order for Connecticut Water to redeem its $19,930,000 2009A Series of outstanding Water Facility Revenue Bonds previously issued by the Connecticut Development Authority (the “2009A Bonds”) and to provide $30,000,000 to partially fund its ongoing construction program. The notes will have a 20-year term, will be unsecured by Connecticut Water and will have fixed interest rates.

During the first three months of 2016, the Company paid approximately $255,000 related to Connecticut Water Service’s Term Note Payable issued as part of the 2012 acquisition of Maine Water and approximately $507,000 in sinking funds related to Maine Water’s outstanding bonds.

Credit Rating

On February 11, 2016, Standard & Poor’s Ratings Services (“S&P”) affirmed its ‘A’ corporate credit rating on the Company. Additionally, S&P also affirmed the Company’s ratings outlook as stable.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) for all registered shareholders and for the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company’s appointment of a new common stock transfer agent. During the three months ended March 31, 2016 and 2015, plan participants invested $425,000 and $366,000, respectively, in additional shares as part of the DRIP.

2016 Construction Budget

The Board of Directors approved a $65.9 million construction budget for 2016, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will use a combination of its internally generated funds, borrowing under its available lines of credit and a potential new debt issuance in 2016.

As the Company looks forward to the remainder of 2016 and 2017, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery of these costs through periodic WICA and WISC applications.  The total cost of that investment may exceed the amount of internally generated funds.  The Company expects to rely upon its internally generated funds and short-term borrowing facilities and new debt issuances over the next twelve to twenty-four months.

Results of Operations

Three months ended March 31
Net Income for the three months ended March 31, 2016 increased from the same period in the prior year by $45,000 to $3,148,000. Earnings per basic average common share was $0.29 and $0.28 during the three months ended March 31, 2016 and 2015, respectively.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	March 31, 2016	March 31, 2015	Increase/(Decrease)
Water Operations	$2,753	$2,734	$19
Real Estate Transactions	—	—	—
Services and Rentals	395	369	26
Total	$3,148	$3,103	$45

See below for details of the increase in the Water Operation segment’s Net Income:

Revenue

Revenue from our water customers increased by $1,522,000, or 7.6%, to $21,552,000 for the three months ended March 31, 2016 when compared to the same period in 2015.  The Company saw an increase in revenues due to rate increases in certain Maine Water divisions and WICA and WISC surcharges.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense decreased by $35,000, or 0.3%, for the three months ended March 31, 2016 when compared to the same period of 2015. The following table presents the components of O&M expense (in thousands):

Expense Components	March 31, 2016	March 31, 2015	Increase / (Decrease)
Outside services	$598	$933	$(335)
Pension	849	1,064	(215)
Utility costs	956	1,098	(142)
Payroll	3,771	3,902	(131)
Post-retirement medical	119	243	(124)
Vehicles	339	434	(95)
Water treatment (including chemicals)	587	640	(53)
Maintenance	717	749	(32)
Investor relations	243	193	50
Medical	806	714	92
Other benefits	63	(44)	107
Mark-to-market	996	(20)	1,016
Other	1,245	1,418	(173)
Total	$11,289	$11,324	$(35)

The changes in individual items are described below:

•	Outside services decreased primarily due to a reduction in costs associated with outside contractors;

•	Pension and post-retirement medical costs decreased primarily due to an increase in the discount rate used in determining 2016 expense compared to the discount rate used to determine the 2015 expense;

•	Utility costs decreased primarily due to a reduction in electric and heating costs in the first quarter of 2016 when compared to the same period of 2015;

•	Payroll costs decreased primarily due an increase in the amount of employee time charged to capital projects in the period ended March 31, 2016; and

•	Water treatment costs decreased in the quarter ending March 31, 2016 primarily due to a reduction in chemical costs due to procurement initiatives.

The decreases described above were partially offset by the following increases to O&M expense:

•
Mark-to-market expense represents the treatment of certain officers’ share-based benefits based on fluctuations in the stock market and the effect that such fluctuations has on vested, but unpaid, share based compensation. The increase in the Company’s stock price between December 31, 2015 and March 31, 2016 was greater than the increase between December 31, 2014 and March 31, 2015, causing an increase in the mark-to-market expense;

•	Other benefits increased primarily due to costs associated with the Company’s performance stock plan available to officers and senior management of the Company;

•	Medical insurance costs grew primarily due to an increase in the costs of claims filed by covered employees and their families; and

•	Costs associated with investor relations increased due to investor outreach initiatives and changes in compensation for the Board of Directors.

The Company saw an approximate $262,000, or 8.4%, increase in its Depreciation expense from the three months ended March 31, 2016 compared to the same period in 2015.  The increase was primarily due to higher Utility Plant in Service as of March 31, 2016 compared to March 31, 2015 driven by WICA and WISC spending in Connecticut and Maine, respectively.

Income Tax expense increased by $1,334,000 in the first quarter of 2016 when compared to the same period in 2015 due to a higher effective income tax rate. The Company’s effective tax rate increased from (34.0)% to 9.7% in the three months ended March 31, 2016 compared to the same period in 2015. The primary drivers of the increased effective tax rate was the reversal of previously established reserves in the amount of $1,185,000 in the quarter ending March 31, 2015 relating to the completion of an IRS review of our 2012 Federal tax return.

Other Income (Deductions), Net of Taxes increased for the three months ended March 31, 2016 by $143,000. The primary driver of this increase was an increase in AFUDC during the three months ended March 31, 2016 related primarily to an increase in the monthly balances of Construction Work in Progress through March 31, 2016 when compared to the same period in 2015.

Total Interest and Debt Expense decreased by $44,000 in the three months ended March 31, 2016 when compared to the same period in 2015. The primary reason for the decrease in Interest and Debt Expense was the result of lower debt balances outstanding at March 31, 2016 when compared to March 31, 2015.

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

On the 2012 Federal tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS’ temporary tangible property regulations.  This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations.  On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of $1,185,000. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. Through March 31, 2016, the Company has recorded, as required by FASB ASC 740, a provision of $400,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $6.3 million in the prior year for a cumulative total of $6.7 million.

The Company remains subject to examination by federal tax authorities for the 2013 and 2014 tax years; the State of Maine’s tax authorities for the 2012 through 2014 tax years; and the State of Connecticut’s tax authorities for the 2014 tax year.

There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the year December 31, 2015.

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements.  You should read this 10-Q, the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“10-K”) and the documents that we incorporate by reference into the 10-K completely and with the understanding that our actual future results, performance and achievements may be materially different from what we expect.  These forward-looking statements represent our assumptions, expectations and beliefs only as of the date of this 10-Q.  Except for our ongoing obligations to disclose certain information under the federal securities laws, we are not obligated, and assume no obligation, to update these forward-looking statements, even though our situation may change in the future.  For further information or other factors which could affect our financial results and such forward-looking statements, see Part I, Item 1A“Risk Factors” found in the 10-K.  We qualify all of our forward-looking statements by these cautionary statements.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  As of March 31, 2016, the Company had $35.0 million of variable rate lines of credit with two banks, under which the Company had $29.5 million of interim bank loans payable at March 31, 2016. On April 26, 2016, the Company increased its total available lines of credit to $60.0 million.

As of March 31, 2016, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II, Item 1A: Risk Factors

Information about the material risks related to our business, financial condition and results of operations for the three months ended March 31, 2016 does not materially differ from that set out under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the information provided elsewhere in this report. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company’s business operations, financial condition or operating results.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended March 31, 2016.

Part II, Item 6: Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated May 11, 1998 (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 27, 1998 (Exhibit 3 to Form 8-K filed on September 25, 1998).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.3 to Form 10-K for the year ended 12/31/14).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended 3/31/04).

3.5	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.6	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 16, 2007. (Exhibit 3.1 to Form 8-K filed on August 21, 2007).

10.1*	Deferred Compensation agreement between The Connecticut Water Company and Robert J. Doffek, dated December 10, 2015, effective December 31, 2015.

10.2
Purchase and Sale Agreement between The Maine Water Company and the Coastal Mountain Land Trust, dated March 10, 2016 (incorporated by reference from Exhibit 10.58 to Form 10-K for the fiscal year ended December 31, 2015).

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

Connecticut Water Service, Inc. (Registrant)

Date:	May 9, 2016	By: /s/ David C. Benoit
David C. Benoit Senior Vice President – Finance and Chief Financial Officer

Date:	May 9, 2016	By: /s/ Robert J. Doffek
Robert J. Doffek Controller