Form 10-Q
period 2016-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2016-08-09
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016 or

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
11,231,037
Number of shares of common stock outstanding, July 1, 2016
(Includes 217,141 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
June 30, 2016

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	June 30, 2016	December 31, 2015
Utility Plant	$742,327	$722,447
Construction Work in Progress	32,188	23,298
	774,515	745,745
Accumulated Provision for Depreciation	(206,109)	(199,461)
Net Utility Plant	568,406	546,284
Other Property and Investments	8,731	8,126
Cash and Cash Equivalents	1,143	731
Accounts Receivable (Less Allowance, 2016 - $1,027; 2015 - $947)	11,573	11,012
Accrued Unbilled Revenues	9,074	8,259
Materials and Supplies, at Average Cost	1,735	1,617
Prepayments and Other Current Assets	7,416	5,393
Total Current Assets	30,941	27,012
Restricted Cash	198	846
Unrecovered Income Taxes - Regulatory Asset	84,793	77,510
Pension Benefits - Regulatory Asset	11,587	12,414
Post-Retirement Benefits Other Than Pension - Regulatory Asset	349	468
Goodwill	30,427	30,427
Deferred Charges and Other Costs	9,809	7,628
Total Regulatory and Other Long-Term Assets	137,163	129,293
Total Assets	$745,241	$710,715
CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2016 - 11,231,037; 2015 - 11,192,882	$144,025	$144,534
Retained Earnings	87,284	80,378
Accumulated Other Comprehensive (Loss)	(870)	(935)
Common Stockholders’ Equity	230,439	223,977
Preferred Stock	772	772
Long-Term Debt	200,861	171,868
Total Capitalization	432,072	396,617
Current Portion of Long-Term Debt	2,862	2,842
Interim Bank Loans Payable	11,200	16,085
Accounts Payable and Accrued Expenses	11,577	11,882
Accrued Interest	860	727
Current Portion of Refund to Customers - Regulatory Liability	1,632	2,994
Other Current Liabilities	2,142	2,409
Total Current Liabilities	30,273	36,939
Advances for Construction	20,720	21,444
Deferred Federal and State Income Taxes	50,382	48,036
Unfunded Future Income Taxes	82,116	74,712
Long-Term Compensation Arrangements	30,793	34,389
Unamortized Investment Tax Credits	1,226	1,264
Refund to Customers - Regulatory Liability	255	993
Other Long-Term Liabilities	4,978	5,273
Total Long-Term Liabilities	190,470	186,111
Contributions in Aid of Construction	92,426	91,048
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$745,241	$710,715

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2016 and 2015
(Unaudited)
(In thousands, except per share amounts)

	2016	2015
Operating Revenues	$26,055	$26,624
Operating Expenses
Operation and Maintenance	8,840	11,179
Depreciation	3,359	3,161
Income Tax Expense	589	453
Taxes Other Than Income Taxes	2,238	2,082
Total Operating Expenses	15,026	16,875
Net Operating Revenues	11,029	9,749
Other Utility Income, Net of Taxes	188	205
Total Utility Operating Income	11,217	9,954
Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	406	375
Allowance for Funds Used During Construction	289	108
Other	(283)	(104)
Total Other Income, Net of Taxes	412	379
Interest and Debt Expense
Interest on Long-Term Debt	1,830	1,763
Other Interest Income, Net	(174)	(132)
Amortization of Debt Expense and Premium, Net	30	27
Total Interest and Debt Expense	1,686	1,658
Net Income	9,943	8,675
Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$9,933	$8,665
Weighted Average Common Shares Outstanding:
Basic	11,004	10,958
Diluted	11,223	11,157
Earnings Per Common Share:
Basic	$0.90	$0.79
Diluted	$0.89	$0.77
Dividends Per Common Share	$0.2825	$0.2575

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)
(In thousands, except per share amounts)

	2016	2015
Operating Revenues	$47,607	$46,654
Operating Expenses
Operation and Maintenance	20,129	22,503
Depreciation	6,757	6,297
Income Tax Expense	982	(488)
Taxes Other Than Income Taxes	4,687	4,428
Total Operating Expenses	32,555	32,740
Net Operating Revenues	15,052	13,914
Other Utility Income, Net of Taxes	343	360
Total Utility Operating Income	15,395	14,274
Other Income (Deductions), Net of Taxes
Non-Water Sales Earnings	801	744
Allowance for Funds Used During Construction	521	198
Other	(315)	(111)
Total Other Income, Net of Taxes	1,007	831
Interest and Debt Expense
Interest on Long-Term Debt	3,566	3,537
Other Interest Income, Net	(316)	(264)
Amortization of Debt Expense and Premium, Net	61	54
Total Interest and Debt Expense	3,311	3,327
Net Income	13,091	11,778
Preferred Stock Dividend Requirement	19	19
Net Income Applicable to Common Stock	$13,072	$11,759
Weighted Average Common Shares Outstanding:
Basic	10,998	10,941
Diluted	11,217	11,151
Earnings Per Common Share:
Basic	$1.19	$1.07
Diluted	$1.17	$1.05
Dividends Per Common Share	$0.5500	$0.5150

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2016 and 2015
(Unaudited)
(In thousands)

	2016	2015
Net Income	$9,943	$8,675
Other Comprehensive Income/(Loss), net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) benefit of $(27) and $24 in 2016 and 2015	43	(28)
Unrealized gain (loss) on investments, net of tax (expense) benefit of $(2) and $39 in 2016 and 2015	2	(62)
Other Comprehensive Income/(Loss), net of tax	45	(90)
Comprehensive Income	$9,988	$8,585

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)
(In thousands)

	2016	2015
Net Income	$13,091	$11,778
Other Comprehensive Income, net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(49) and $(61) in 2016 and 2015	78	69
Unrealized (loss) on investments, net of tax benefit of $8 and $31 in 2016 and 2015	(13)	(48)
Other Comprehensive Income, net of tax	65	21
Comprehensive Income	$13,156	$11,799

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended June 30, 2016 and 2015
(Unaudited)
(In thousands, except per share amounts)

	2016	2015
Balance at Beginning of Period	$80,521	$69,595
Net Income	9,943	8,675
	90,464	78,270
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	7	7
Common Stock - 2016 $0.2825 per share; 2015 $0.2575 per share	3,170	2,874
	3,180	2,884
Balance at End of Period	$87,284	$75,386

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)
(In thousands, except per share amounts)

	2016	2015
Balance at Beginning of Period	$80,378	$69,370
Net Income	13,091	11,778
	93,469	81,148
Dividends Declared:
Cumulative Preferred, Class A, $0.40 per share	6	6
Cumulative Preferred, Series $0.90, $0.45 per share	13	13
Common Stock - 2016 $0.5500 per share; 2015 $0.5150 per share	6,166	5,743
	6,185	5,762
Balance at End of Period	$87,284	$75,386

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)
(In thousands)

	2016	2015
Operating Activities:
Net Income	$13,091	$11,778
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by
Operating Activities:
Deferred Revenues	(2,667)	(2,344)
Provision for Deferred Income Taxes and Investment Tax Credits, Net	2,125	(6,341)
Allowance for Funds Used During Construction	(521)	(198)
Depreciation and Amortization (including $571 and $387 in 2016 and 2015, respectively, charged to other accounts)	7,328	6,684
Change in Assets and Liabilities:
Increase in Accounts Receivable and Accrued Unbilled Revenues	(1,376)	(603)
(Increase) Decrease in Prepaid Income Taxes and Prepayments and Other Current Assets	(1,854)	1,626
(Increase) Decrease in Other Non-Current Items	(5,049)	7,279
Decrease in Accounts Payable, Accrued Expenses and Other Current Liabilities	(1,613)	(576)
Total Adjustments	(3,627)	5,527
Net Cash and Cash Equivalents Provided by Operating Activities	9,464	17,305
Investing Activities:
Net Additions to Utility Plant Used	(28,627)	(14,238)
Release of Restricted Cash	649	—
Net Cash and Cash Equivalents Used in Investing Activities	(27,978)	(14,238)
Financing Activities:
Net Proceeds from Interim Bank Loans	11,200	3,718
Net Repayment of Interim Bank Loans	(16,085)	(1,991)
Proceeds from the Issuance of Long-Term Debt	30,000	1,630
Costs to Issue Long-Term Debt and Common Stock	(27)	(5)
Proceeds from Issuance of Common Stock	852	753
Repayment of Long-Term Debt Including Current Portion	(1,021)	(943)
Advances from Others for Construction	192	123
Cash Dividends Paid	(6,185)	(5,762)
Net Cash and Cash Equivalents Provided by (Used in) Financing Activities	18,926	(2,477)
Net Increase in Cash and Cash Equivalents	412	590
Cash and Cash Equivalents at Beginning of Period	731	2,475
Cash and Cash Equivalents at End of Period	$1,143	$3,065
Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$558	$616
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$3,208	$3,356
State and Federal Income Taxes	$255	$360

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. (the “Company”) and its wholly-owned subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Company’s primary operating subsidiaries are: The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”). The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2015 (the “10-K”) and as updated in the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2016.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

During the preparation of the Condensed Consolidated Financial Statements for the quarter ended June 30, 2016, the Company identified two errors related to the accounting treatment of stock based performance awards granted to officers of the Company. First, the Company had mistakenly classified all stock based performance awards as equity awards and, secondly, incorrectly marked those awards to the market price of the Company’s common stock price at the end of each reporting period. A portion of these awards should have been classified as liability awards and only those awards should have been marked-to-market based on the Company’s common stock price. During the second quarter of 2016, the Company reversed all of the incorrectly recorded mark-to-market expense as a cumulative out-of-period adjustment resulting in a one-time benefit of approximately $2.6 million on the Operation and Maintenance line item on its Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016. Approximately $1.6 million of the out of period adjustment pertained to years prior to 2016, with the remaining $1.0 million related to the first quarter of 2016. Additionally, the Company decreased its Common Stock Without Par Value and increased its Long-Term Compensation Arrangement line items on the Condensed Consolidated Balance Sheet as of June 30, 2016 by approximately $0.6 million to reflect both the awards that should have been classified as liability awards and their corresponding mark-to-market adjustments.

The Company performed various quantitative and qualitative analyses and determined that these errors were not material to the previously reported quarterly and annual results. The Company also determined that recording these entries as an out-of- period adjustment during the second quarter of 2016 is not expected to be material to the projected results for the full year ended December 31, 2016.

Certain previously reported information has been reclassified to conform to the current period presentation.

Regulatory Matters

The rates we charge our water customers in Connecticut and Maine are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”), respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective June 30, 2016, were 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective June 30, 2016, were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Both Connecticut Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain approved capital projects in between full rate cases.

Heritage Village Water Company Acquisition
On May 10, 2016, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Heritage Village Water Company, a specially-chartered Connecticut corporation (“HVWC”). Founded in 1969, HVWC is based in Southbury, Connecticut, and serves approximately 4,700 water and 3,000 waste water customers in the southern Connecticut communities of Southbury, Middlebury and Oxford.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Boards of Directors of the Company and HVWC have each unanimously approved the Agreement. Consummation of the Merger is subject to regulatory, HVWC shareholder and other specified approvals described below and is expected to be completed during either the fourth quarter of 2016 or the first quarter of 2017.

Under the terms of the Agreement, each share of HVWC common stock issued and outstanding at the time of the closing of the Merger will be exchanged and converted into the right to receive 240 shares of the common stock of the Company, without par value (the “Company Common Stock”), provided that the Company’s Share Price (as defined below) over a specified period prior to the closing date of the Merger is equal to or greater than $39.45 but less than or equal to $41.45. If the the Company’s Share Price is less than $39.45 as of the closing date, each share of HVWC common stock issued and outstanding at the time of the closing of the Merger will be exchanged and converted into the right to receive that number of shares of Company Common Stock equal to $9,468 divided by the Company’s Share Price. If the the Company’s Share Price is more than $41.45 as of the closing date, each share of HVWC common stock issued and outstanding at the time of the closing of the Merger will be exchanged and converted into the right to receive that number of shares of the Company’s Common Stock equal to $9,948 divided by the Company’s Share Price. The “Company’s Share Price” is determined by calculation an average of the closing prices for shares of the Company’s Common Stock on the Nasdaq Stock Market, LLC for the twenty trading days immediately preceding the third business day prior to the closing of the Merger. Holders of HVWC common stock prior to the Merger will receive cash in lieu of fractional shares of Company Common Stock.

The Agreement contains customary representations and warranties regarding, on the one hand, HVWC, its business and operations and related matters, and, on the other hand, the Company, made by the parties as of specified dates, and customary affirmative and negative covenants with respect to the conduct of HVWC’s business prior to the closing. In the Agreement, HVWC has agreed that its Board of Directors will, subject to certain exceptions, recommend adoption of the Agreement by HVWC shareholders and the transactions contemplated by the Agreement. HVWC has also agreed: (i) to cause a special meeting of shareholders of HVWC to be held to consider the approval and adoption of the Agreement and the transactions contemplated thereby; and (ii) not to solicit proposals relating to alternative business combination transactions or, subject to certain exceptions, enter into discussions concerning confidential information in connection with alternative business combination transactions.

The obligation of the parties to complete the Merger is subject to the satisfaction or waiver on or prior to the closing date of certain specified conditions, including the following: (i) receipt of a final and non-appealable order of PURA approving the Merger in form and substance reasonably acceptable to the parties; (ii) approval of the Merger by the affirmative vote of the holders of not less than two-thirds (66 2/3rd%) HVWC’s issued and outstanding shares of common stock as required under the Connecticut Business Corporation Act and by a super-majority vote of ninety (90%) percent of HVWC’s issued and outstanding shares; (iii) the completion of certain specified corporate governance steps regarding HVWC’s Board of Directors, including the appointment of up to three additional directors; (iv) the receipt of all other necessary consents or approvals to the Merger; (v) approval for listing of the Company Common Stock to be issued in the Merger on the Nasdaq Stock Market, LLC; (vi) the absence of laws, orders, judgments and injunctions that restrain, enjoin or otherwise prohibit consummation of the Merger; (vii) effectiveness under the Securities Act of 1933 (the “Securities Act”) of the Company’s registration statement on Form S-4 relating to the issuance of the Company Common Stock in the Merger and absence of any stop order in respect thereof or proceedings by the Securities and Exchange Commission (“SEC”) for that purpose; (viii) the receipt of customary tax opinions from counsel to HVWC and the Company that will state that the Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986; (ix) the accuracy of representations and warranties with respect to the businesses of HVWC and the Company and compliance by HVWC and the Company with their respective covenants contained in the Merger Agreement; (x) no event(s) occurring that could reasonably be expected to result in a “Company Material Adverse Effect” (as defined in the Agreement) and (xi) holders of no more than 5% of HVWC’s common stock have exercised appraisal rights under Connecticut law.

The parties’ obligation to complete the Merger is also subject to a closing condition related to HVWC’s enabling legislation adopted in 1969. The special act of the Connecticut legislature that formed HVWC provides a right of first refusal (“ROFR”) to the Town of Southbury, Connecticut to purchase HVWC on the same terms and conditions as those set forth in the Agreement. The Town has a statutory period of ninety (90) days following receipt of notice from HVWC to exercise its right to purchase HVWC on such same terms and conditions. This notice was delivered to the Town on May 10, 2016.

The Agreement contains certain termination rights for both the Company and HVWC and further provides that, in connection with the termination of the Agreement under specified circumstances, HVWC may be required to pay to the Company, or the Company may be required to pay to HVWC, a termination fee of $100,000 in cash, as liquidated damages.

On July 7, 2016, Connecticut Water filed an application with PURA seeking approval of the acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On July 28, 2016, the Town of Southbury filed a lawsuit against HVWC and Connecticut Water in Connecticut state court seeking a preliminary injunction to preclude the parties from completing the merger or taking other actions that the Town believes will prevent the Town from fully enforcing its ROFR rights. On August 5, 2016, a hearing was held in Waterbury Superior Court at which the Court ordered that its ROFR deadline be extended to November 11, 2016. The order allows the Company to continue the approval process, with both state utility regulators and the SEC.

Maine Water Land Sale
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

Connecticut Rates
In Connecticut, the Water Infrastructure Conservation Adjustment (“WICA”) was 3.04% and 5.12% at June 30, 2015 and 2016, respectively. On July 27, 2016, Connecticut Water filed a WICA application with the PURA requesting a 2.01% surcharge to customers’ bills, representing approximately $12.8 million in WICA related projects. If approved as filed, the Company’s cumulative WICA surcharge, effective October 1, 2016, will be 7.13%. WICA surcharges are capped at 10% between general rate cases.

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

Connecticut Water’s allowed revenues for the six months ended June 30, 2016, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $36.8 million. Through normal billing for the six months ended June 30, 2016, revenue for Connecticut Water would have been approximately $34.0 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $2.8 million in additional revenue for the six months ended June 30, 2016.

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 1.13% and 4.08% as of June 30, 2015 and 2016, respectively.

In 2014 and 2015, Maine Water petitioned the MPUC for approval of accounting orders that would address (1) the return to its customers a federal income tax refund stemming from the adoption of the Internal Revenue Service (“IRS”) Revenue Procedure 2012-19 (“Repair Regulations”), and (2) the treatment of any benefit resulting from the elimination of deferred tax liabilities previously recorded on these qualifying fixed assets that are now deducted under these new repair regulations.

On February 26, 2015, the MPUC approved a stipulation between Maine Water and the Office of the Public Advocate that refunds $2.9 million to the customers of the eight divisions over a two year period starting no later than July 1, 2015, and allows the flow-through treatment of the repair deduction as of January 1, 2014. In addition, Maine Water agreed not to file a general rate case during the two year refund period in any of the eight divisions that were allowed the refund.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 22, 2015, the MPUC approved a settlement agreement between Maine Water and the Office of the Public Advocate that allowed for the amortization of the deferred tax liabilities over a one to nine year period, depending on the division. Maine Water commenced amortization per the agreed upon schedule.

With the completion of these two dockets, Maine Water recorded in the quarter ended June 30, 2015 the retroactive benefit associated with the flow-through of Repair Regulations from January 1, 2014. The 2014 benefit, reflected in the second quarter of 2015, was approximately $931,000, or $0.09 per basic share outstanding.

A newly passed water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015. Maine Water is currently precluded from seeking new rates due to various agreements with the MPUC, but is evaluating how and when this new mechanism can be implemented.

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and six months ended June 30, 2016 and 2015.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30,	2016	2015	2016	2015
Service Cost	$426	$506	$947	$1,076
Interest Cost	812	786	1,606	1,557
Expected Return on Plan Assets	(1,061)	(958)	(2,040)	(1,924)
Amortization of:
Prior Service Cost	4	4	8	8
Net Recognized Loss	514	799	1,025	1,490
Net Periodic Benefit Cost	$695	$1,137	$1,546	$2,207

The Company has made a total contribution of approximately $5,525,000 in 2016 for the 2015 plan year during the six months ended June 30, 2016.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30,	2016	2015	2016	2015
Service Cost	$85	$77	$188	$229
Interest Cost	135	135	271	282
Expected Return on Plan Assets	(85)	(81)	(170)	(162)
Other	56	56	112	112
Amortization of:
Prior Service Credit	(100)	(144)	(200)	(286)
Recognized Net Loss	11	83	19	193
Net Periodic Benefit Cost	$102	$126	$220	$368

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of stock awards):

Three months ended June 30,	2016	2015
Common Shares Outstanding End of Period:	11,231,037	11,167,637
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	11,004,331	10,957,571
Diluted	11,222,989	11,156,798

Basic Earnings per Share	$0.90	$0.79
Dilutive Effect of Stock Awards	(0.01)	(0.02)
Diluted Earnings per Share	$0.89	$0.77

Six months ended June 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	10,998,408	10,941,043
Diluted	11,217,136	11,150,583

Basic Earnings per Share	$1.19	$1.07
Dilutive Effect of Stock Awards	(0.02)	(0.02)
Diluted Earnings per Share	$1.17	$1.05

Total unrecognized compensation expense for all stock awards was approximately $1.0 million as of June 30, 2016 and will be recognized over a weighted average period of 1.4 years.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 impacts several aspects of the accounting for share-based payment transactions, including classification of certain items on the Consolidated Statement of Cash Flows and accounting for income taxes.  Specifically, ASU No. 2016-09 requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statements of Income, introducing a new element of volatility to the provision for income taxes. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU No. 2016-09 during the second quarter of 2016, which had the effect of decreasing the Other line item on the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2016 by approximately $19,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Accumulated Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

Three months ended June 30, 2016	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$185	$(1,100)	$(915)
Other Comprehensive (Loss) Income Before Reclassification	(8)	—	(8)
Amounts Reclassified from AOCI	10	43	53
Net current-period Other Comprehensive (Loss) Income	2	43	45
Ending Balance	$187	$(1,057)	$(870)

Three months ended June 30, 2015	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$312	$(1,804)	$(1,492)
Other Comprehensive (Loss) Income Before Reclassification	(137)	(65)	(202)
Amounts Reclassified from AOCI	75	37	112
Net current-period Other Comprehensive (Loss) Income	(62)	(28)	(90)
Ending Balance	$250	$(1,832)	$(1,582)

Six months ended June 30, 2016	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$200	$(1,135)	$(935)
Other Comprehensive (Loss) Income Before Reclassification	(23)	—	(23)
Amounts Reclassified from AOCI	10	78	88
Net current-period Other Comprehensive (Loss) Income	(13)	78	65
Ending Balance	$187	$(1,057)	$(870)

Six months ended June 30, 2015	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$298	$(1,901)	$(1,603)
Other Comprehensive (Loss) Income Before Reclassification	(123)	(65)	(188)
Amounts Reclassified from AOCI	75	134	209
Net current-period Other Comprehensive (Loss) Income	(48)	69	21
Ending Balance	$250	$(1,832)	$(1,582)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Three Months Ended June 30, 2016(a)	Amounts Reclassified from AOCI Three Months Ended June 30, 2015(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$17	$128	Other Income
Tax expense	(7)	(53)	Other Income
	10	75

Amortization of Recognized Net Gain from Defined Benefit Items	71	61	Other Income (b)
Tax expense	(28)	(24)	Other Income
	43	37

Total Reclassifications for the period, net of tax	$53	$112

Details about Other AOCI Components	Amounts Reclassified from AOCI Six Months Ended June 30, 2016(a)	Amounts Reclassified from AOCI Six Months Ended June 30, 2015(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$17	$128	Other Income
Tax expense	(7)	(53)	Other Income
	10	75

Amortization of Recognized Net Gain from Defined Benefit Items	128	196	Other Income (b)
Tax expense	(50)	(62)	Other Income
	78	134

Total Reclassifications for the period, net of tax	$88	$209

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Long-Term Debt

Long-Term Debt at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

		2016	2015
Connecticut Water Service, Inc.:
4.09%	Term Loan Note	$13,960	$14,472
The Connecticut Water Company:
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.10%	2009 A Series, Due 2039	19,930	19,930
5.00%	2011 A Series, Due 2021	23,210	23,303
3.16%	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	CoBank Note Payable, Due 2033	14,550	14,550
4.36%	CoBank Note Payable, Due 2036	30,000	—
Total The Connecticut Water Company		164,350	134,443
The Maine Water Company:
8.95%	1994 Series G, Due 2024	8,100	8,100
2.68%	1999 Series J, Due 2019	254	339
0.00%	2001 Series K, Due 2031	615	656
2.58%	2002 Series L, Due 2022	68	75
1.53%	2003 Series M, Due 2023	341	361
1.73%	2004 Series N, Due 2024	401	401
0.00%	2004 Series O, Due 2034	120	127
1.76%	2006 Series P, Due 2026	391	411
1.57%	2009 Series R, Due 2029	217	227
0.00%	2009 Series S, Due 2029	605	628
0.00%	2009 Series T, Due 2029	1,697	1,760
0.00%	2012 Series U, Due 2042	154	160
1.00%	2013 Series V, Due 2033	1,335	1,360
2.52%	CoBank Note Payable, Due 2017	1,965	1,965
4.24%	CoBank Note Payable, Due 2024	4,500	4,500
7.72%	Series L, Due 2018	2,250	2,250
2.40%	Series N, Due 2022	1,101	1,176
1.86%	Series O, Due 2025	830	830
2.23%	Series P, Due 2028	1,294	1,324
0.01%	Series Q, Due 2035	1,771	1,864
1.00%	Series R, Due 2025	2,488	2,488
Various	Various Capital Leases	12	17
Total The Maine Water Company		30,509	31,019
Add: Acquisition Fair Value Adjustment		442	562
Less: Current Portion		(2,862)	(2,842)
Less: Unamortized Debt Issuance Expense		(5,538)	(5,786)
Total Long-Term Debt		$200,861	$171,868

There are no mandatory sinking fund payments required on Connecticut Water’s outstanding bonds.  However, certain fixed rate Unsecured Water Facilities Revenue Refinancing Bonds provide for an estate redemption right whereby the estate of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In April 2016, Connecticut Water filed an application with PURA to issue promissory notes in the aggregate principal amount of up to $49,930,000 with CoBank, ACB (“CoBank”) under its existing Master Loan Agreement by and between Connecticut Water and CoBank dated October 29, 2012, in order for Connecticut Water to redeem its $19,930,000 2009A Series of outstanding Water Facility Revenue Bonds previously issued by the Connecticut Development Authority (the “2009A Bonds”) and to provide $30,000,000 to partially fund its ongoing construction program. On June 1, 2016, Connecticut Water issued $30,000,000, at 4.36%, in debt under its existing Master Loan Agreement with CoBank, with a maturity date of May 20, 2036. On July 7, 2016, Connecticut Water issued $19,930,000, at 4.04%, in debt under its existing Master Loan Agreement with CoBank, with a maturity date of July 7, 2036. Connecticut Water used the proceeds to immediately pay off the the $19,930,000 2009A Series of outstanding Water Facility Revenue Bonds.

During the first six months of 2016, the Company paid approximately $512,000 related to Connecticut Water Service’s Term Note Payable issued as part of the 2012 acquisition of Maine Water and approximately $510,000 in sinking funds related to Maine Water’s outstanding bonds.

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company and its subsidiaries were in compliance with all covenants at June 30, 2016.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$2,989	$—	$2,989
Money Market Fund	123	—	—	123
Mutual Funds:
Equity Funds (1)	1,364	—	—	1,364
Fixed Income Funds (2)	469	—	—	469
Total	$1,956	$2,989	$—	$4,945

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

Long-Term Debt – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of June 30, 2016 and December 31, 2015, the estimated fair value of the Company’s long-term debt was $227,057,000 and $191,616,000, respectively, as compared to the carrying amounts of $206,399,000 and $177,654,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is a benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

Advances for Construction – Customer advances for construction had a carrying amount of $20,720,000 and $21,444,000 at June 30, 2016 and December 31, 2015, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company operates principally in three business segments: Water Operations, Real Estate Transactions, and Services and Rentals. Financial data for the segments is as follows (in thousands):

Three months ended June 30, 2016
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Operations	$26,376	$10,173	$636	$9,537
Real Estate Transactions	—	—	—	—
Services and Rentals	1,212	563	157	406
Total	$27,588	$10,736	$793	$9,943

Three months ended June 30, 2015
Segment	Revenues	Pre-Tax Income	Income Tax Expense(Benefit)	Net Income
Water Operations	$26,967	$8,698	$398	$8,300
Real Estate Transactions	—	—	—	—
Services and Rentals	1,463	566	191	375
Total	$28,430	$9,264	$589	$8,675

Six months ended June 30, 2016
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Operations	$48,231	$13,123	$833	$12,290
Real Estate Transactions	—	—	—	—
Services and Rentals	2,443	1,100	299	801
Total	$50,674	$14,223	$1,132	$13,091

Six months ended June 30, 2015
Segment	Revenues	Pre-Tax Income	Income Tax Expense(Benefit)	Net Income
Water Operations	$47,307	$10,385	$(649)	$11,034
Real Estate Transactions	—	—	—	—
Services and Rentals	2,825	1,195	451	744
Total	$50,132	$11,580	$(198)	$11,778

The revenues shown in Water Operations above consisted of revenues from water customers of $26,055,000 and $26,624,000 for the three months ended June 30, 2016 and 2015, respectively. Additionally, there were revenues associated with utility plant leased to others of $321,000 and $343,000 for the three months ended June 30, 2016 and 2015, respectively. The revenues from water customers for the three months ended June 30, 2016 and 2015 include $2,386,000 and $2,652,000 in additional revenues related to the application of the WRA, respectively. The revenues shown in Water Operations above consisted of revenues from water customers of $47,607,000 and $46,654,000 for the six months ended June 30, 2016 and 2015, respectively. Additionally, there were revenues associated with utility plant leased to others of $624,000 and $653,000 for the six months ended June 30, 2016 and 2015, respectively. The revenues from water customers for the six months ended June 30, 2016 and 2015 include $2,786,000 and $2,463,000 in additional revenues related to the application of the WRA, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets by segment (in thousands):

	June 30, 2016	December 31, 2015
Total Plant and Other Investments:
Water Operations	$576,175	$553,773
Non-Water	962	637
	577,137	554,410
Other Assets:
Water Operations	164,204	154,090
Non-Water	3,900	2,215
	168,104	156,305
Total Assets	$745,241	$710,715

9.	Income Taxes

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

On the 2012 tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the Internal Revenue Service’s (“IRS”) temporary tangible property regulations. On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the provision in the amount of $1,185,000 in the first quarter of 2015. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  Through June 30, 2016, the Company has recorded, as required by FASB ASC 740, a provision of $1.1 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $6.3 million in the prior year for a cumulative total of $7.4 million.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company’s Condensed Consolidated Statements of Income.  There were no such charges for the six months ended June 30, 2016 and 2015.  Additionally, there were no accruals relating to interest or penalties as of June 30, 2016 and December 31, 2015.  The Company remains subject to examination by federal tax authorities for the 2013 and 2014 tax years; the State of Maine’s tax authorities for the 2012 through 2014 tax years; and the State of Connecticut’s tax authorities for the 2014 tax year.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2016 Federal Tax Return to be filed in September 2017.  As a result, through the second quarter of 2016, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2016 and has reflected that deduction in its effective tax rate, net of any reserves.  Consistent with other differences between book and tax

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

expenditures, the Company is required to use the flow-through method to account for any timing differences not required by the IRS to be normalized.

The Company’s effective income tax rate for the three months ended June 30, 2016 and 2015 was 7.4% and 6.4%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the three months ended June 30, 2016, was 5.2%. These discrete items include adjustments related to uncertain tax positions for the repair deduction in both Connecticut and Maine and a change in estimate of prior year tax expense. The blended Federal and State statutory income tax rates during each period were 41%. In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations.

The Company’s effective income tax rate for the six months ended June 30, 2016 and 2015 was 8.0% and (1.7)%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the six months ended June 30, 2016, was 3.4%. These discrete items include adjustments related to uncertain tax positions for the repair deduction in both Connecticut and Maine and a change in estimate of prior year tax expense. The blended Federal and State statutory income tax rates during each period were 41%. In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations.

10.	Lines of Credit

As of June 30, 2016, the Company maintained a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2020.  The Company maintained an additional line of credit of $45.0 million with RBS Citizens, N.A., with an expiration date of April 25, 2021.  As of June 30, 2016, the total lines of credit available to the Company were $60.0 million.  As of June 30, 2016 and December 31, 2015, the Company had $11.2 million and $16.1 million, respectively, of Interim Bank Loans Payable. As of June 30, 2016, the Company had $48.8 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

General Information

Regulatory Matters

The rates we charge our water customers in Connecticut and Maine are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”), respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective June 30, 2016, were 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective June 30, 2016, were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Both Connecticut Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain approved capital projects in between full rate cases.

Heritage Village Water Company Acquisition
On May 10, 2016, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Heritage Village Water Company, a specially-chartered Connecticut corporation (“HVWC”). Founded in 1969, HVWC is based in Southbury, Connecticut, and serves approximately 4,700 water and 3,000 waste water customers in the southern Connecticut communities of Southbury, Middlebury and Oxford.

The Boards of Directors of the Company and HVWC have each unanimously approved the Agreement. Consummation of the Merger is subject to regulatory, HVWC shareholder and other specified approvals described below and is expected to be completed during either the fourth quarter of 2016 or the first quarter of 2017.

Under the terms of the Agreement, each share of HVWC common stock issued and outstanding at the time of the closing of the Merger will be exchanged and converted into the right to receive 240 shares of the common stock of the Company, without par value (the “Company Common Stock”), provided that the Company’s Share Price (as defined below) over a specified period prior to the closing date of the Merger is equal to or greater than $39.45 but less than or equal to $41.45. If the the Company’s Share Price is less than $39.45 as of the closing date, each share of HVWC common stock issued and outstanding at the time of the closing of the Merger will be exchanged and converted into the right to receive that number of shares of Company Common Stock equal to $9,468 divided by the Company’s Share Price. If the the Company’s Share Price is more than $41.45 as of the closing date, each share of HVWC common stock issued and outstanding at the time of the closing of the Merger will be exchanged and converted into the right to receive that number of shares of the Company’s Common Stock equal to $9,948 divided by the Company’s Share Price. The “Company’s Share Price” is determined by calculation an average of the closing prices for shares of the Company’s Common Stock on the Nasdaq Stock Market, LLC for the twenty trading days immediately preceding the third business day prior to the closing of the Merger. Holders of HVWC common stock prior to the Merger will receive cash in lieu of fractional shares of Company Common Stock.

The Agreement contains customary representations and warranties regarding, on the one hand, HVWC, its business and operations and related matters, and, on the other hand, the Company, made by the parties as of specified dates, and customary affirmative and negative covenants with respect to the conduct of HVWC’s business prior to the closing. In the Agreement, HVWC has agreed that its Board of Directors will, subject to certain exceptions, recommend adoption of the Agreement by HVWC shareholders and the transactions contemplated by the Agreement. HVWC has also agreed: (i) to cause a special meeting of shareholders of HVWC to be held to consider the approval and adoption of the Agreement and the transactions contemplated thereby; and (ii) not to solicit proposals relating to alternative business combination transactions or, subject to certain exceptions, enter into discussions concerning confidential information in connection with alternative business combination transactions.

The obligation of the parties to complete the Merger is subject to the satisfaction or waiver on or prior to the closing date of certain specified conditions, including the following: (i) receipt of a final and non-appealable order of PURA approving the Merger in form and substance reasonably acceptable to the parties; (ii) approval of the Merger by the affirmative vote of the holders of not less than two-thirds (66 2/3rd%) HVWC’s issued and outstanding shares of common stock as required under the Connecticut Business Corporation Act and by a super-majority vote of ninety (90%) percent of HVWC’s issued and outstanding shares; (iii) the completion of certain specified corporate governance steps regarding HVWC’s Board of Directors, including the appointment of up to three additional directors; (iv) the receipt of all other necessary consents or approvals to the Merger; (v) approval for listing of the Company Common Stock to be issued in the Merger on the Nasdaq Stock Market, LLC; (vi) the absence of laws, orders, judgments and injunctions that restrain, enjoin or otherwise prohibit consummation of the Merger; (vii) effectiveness under the Securities Act of 1933 (the “Securities Act”) of the Company’s registration statement on Form S-4 relating to the issuance of the Company Common Stock in the Merger and absence of any stop order in respect thereof or proceedings by the Securities and Exchange Commission (“SEC”) for that purpose; (viii) the receipt of customary tax opinions from counsel to HVWC and the Company that will state that the Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986; (ix) the accuracy of representations and warranties with respect to the businesses of HVWC and the Company and compliance by HVWC and the Company with their respective covenants contained in the Merger Agreement; (x) no event(s) occurring that could reasonably be expected to result in a “Company Material Adverse Effect” (as defined in the Agreement) and (xi) holders of no more than 5% of HVWC’s common stock have exercised appraisal rights under Connecticut law.

The parties’ obligation to complete the Merger is also subject to a closing condition related to HVWC’s enabling legislation adopted in 1969. The special act of the Connecticut legislature that formed HVWC provides a right of first refusal (“ROFR”) to the Town of Southbury, Connecticut to purchase HVWC on the same terms and conditions as those set forth in the Agreement. The Town has a statutory period of ninety (90) days following receipt of notice from HVWC to exercise its right to purchase HVWC on such same terms and conditions. This notice was delivered to the Town on May 10, 2016.

The Agreement contains certain termination rights for both the Company and HVWC and further provides that, in connection with the termination of the Agreement under specified circumstances, HVWC may be required to pay to the Company, or the Company may be required to pay to HVWC, a termination fee of $100,000 in cash, as liquidated damages.

On July 7, 2016, Connecticut Water filed an application with PURA seeking approval of the acquisition.

On July 28, 2016, the Town of Southbury filed a lawsuit against HVWC and Connecticut Water in Connecticut state court seeking a preliminary injunction to preclude the parties from completing the merger or taking other actions that the Town believes will prevent the Town from fully enforcing its ROFR rights. On August 5, 2016, a hearing was held in Waterbury Superior Court at which the Court ordered that its ROFR deadline be extended to November 11, 2016. The order allows the Company to continue the approval process, with both state utility regulators and the SEC.

Maine Water Land Sale
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

Connecticut Rates
In Connecticut, the Water Infrastructure Conservation Adjustment (“WICA”) was 3.04% and 5.12% at June 30, 2015 and 2016, respectively. On July 27, 2016, Connecticut Water filed a WICA application with the PURA requesting a 2.01% surcharge to customers’ bills, representing approximately $12.8 million in WICA related projects. If approved as filed, the Company’s cumulative WICA surcharge, effective October 1, 2016, will be 7.13%. WICA surcharges are capped at 10% between general rate cases.

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

Connecticut Water’s allowed revenues for the six months ended June 30, 2016, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $36.8 million. Through normal billing for the six months ended June 30, 2016, revenue for Connecticut Water would have been approximately $34.0 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $2.8 million in additional revenue for the six months ended June 30, 2016.

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 1.13% and 4.08% as of June 30, 2015 and 2016, respectively.

In 2014 and 2015, Maine Water petitioned the MPUC for approval of accounting orders that would address (1) the return to its customers a federal income tax refund stemming from the adoption of the Internal Revenue Service (“IRS”) Revenue Procedure 2012-19 (“Repair Regulations”), and (2) the treatment of any benefit resulting from the elimination of deferred tax liabilities previously recorded on these qualifying fixed assets that are now deducted under these new repair regulations.

On February 26, 2015, the MPUC approved a stipulation between Maine Water and the Office of the Public Advocate that refunds $2.9 million to the customers of the eight divisions over a two year period starting no later than July 1, 2015, and allows the flow-through treatment of the repair deduction as of January 1, 2014. In addition, Maine Water agreed not to file a general rate case during the two year refund period in any of the eight divisions that were allowed the refund.

On June 22, 2015, the MPUC approved a settlement agreement between Maine Water and the Office of the Public Advocate that allowed for the amortization of the deferred tax liabilities over a one to nine year period, depending on the division. Maine Water commenced amortization per the agreed upon schedule.

With the completion of these two dockets, Maine Water recorded in the quarter ended June 30, 2015 the retroactive benefit associated with the flow-through of Repair Regulations from January 1, 2014. The 2014 benefit, reflected in the second quarter of 2015, was approximately $931,000, or $0.09 per basic share outstanding.

A newly passed water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015. Maine Water is currently precluded from seeking new rates due to various agreements with the MPUC, but is evaluating how and when this new mechanism can be implemented.

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

During the preparation of the Condensed Consolidated Financial Statements for the quarter ended June 30, 2016, the Company identified two errors related to the accounting treatment of stock based performance awards granted to officers of the Company. First, the Company had mistakenly classified all stock based performance awards as equity awards and, secondly, incorrectly marked those awards to the market price of the Company’s common stock price at the end of each reporting period. A portion of these awards should have been classified as liability awards and only those awards should have been marked-to-market based on the Company’s common stock price. During the second quarter of 2016, the Company reversed all of the incorrectly recorded mark-to-market expense as a cumulative out-of-period adjustment resulting in a one-time benefit of approximately $2.6 million on the Operation and Maintenance line item on its Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016. Approximately $1.6 million of the out of period adjustment pertained to years prior to 2016, with the remaining $1.0 million related to the first quarter of 2016. Additionally, the Company decreased its Common Stock Without Par Value and increased its Long-Term Compensation Arrangement line items on the Condensed Consolidated Balance Sheet as of June 30, 2016 by approximately $0.6 million to reflect both the awards that should have been classified as liability awards and their corresponding mark-to-market adjustments.

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

Borrowing Facilities

As of June 30, 2016, the Company maintained a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2020.  The Company maintained an additional line of credit of $45.0 million with RBS Citizens, N.A., with an expiration date of April 25, 2021.  As of June 30, 2016, the total lines of credit available to the Company were $60.0 million.  As of June 30, 2016 and December 31, 2015, the Company had $11.2 million and $16.1 million, respectively, of Interim Bank Loans Payable. As of June 30, 2016, the Company had $48.8 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

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

In April 2016, Connecticut Water filed an application with PURA to issue promissory notes in the aggregate principal amount of up to $49,930,000 with CoBank, ACB (“CoBank”) under its existing Master Loan Agreement by and between Connecticut Water and CoBank dated October 29, 2012, in order for Connecticut Water to redeem its $19,930,000 2009A Series of outstanding Water Facility Revenue Bonds previously issued by the Connecticut Development Authority (the “2009A Bonds”) and to provide $30,000,000 to partially fund its ongoing construction program. On June 1, 2016, Connecticut Water issued $30,000,000, at 4.36%, in debt under its existing Master Loan Agreement with CoBank, with a maturity date of May 20, 2036. On July 7, 2016, Connecticut Water issued $19,930,000, at 4.04%, in debt under its existing Master Loan Agreement with CoBank, with a maturity date of July 7, 2036. Connecticut Water used the proceeds to immediately pay of the the $19,930,000 2009A Series of outstaning Water Facility Revenue Bonds.

During the first six months of 2016, the Company paid approximately $512,000 related to Connecticut Water Service’s Term Note Payable issued as part of the 2012 acquisition of Maine Water and approximately $510,000 in sinking funds related to Maine Water’s outstanding bonds.

Credit Rating

On February 11, 2016, Standard & Poor’s Ratings Services (“S&P”) affirmed its ‘A’ corporate credit rating on the Company. Additionally, S&P also affirmed the Company’s ratings outlook as stable.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) for all registered shareholders and for the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company’s appointment of a new common stock transfer agent. During the six months ended June 30, 2016 and 2015, plan participants invested $852,000 and $753,000, respectively, in additional shares as part of the DRIP.

2016 Construction Budget

The Board of Directors approved a $65.9 million construction budget for 2016, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will use a combination of its internally generated funds, borrowing under its available lines of credit and proceeds from recently completed debt issuances.

As the Company looks forward to the remainder of 2016 and 2017, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery of these costs through periodic WICA and WISC applications.  The total cost of that investment may exceed the amount of internally generated funds.  The Company expects to rely upon its internally generated funds and short-term borrowing facilities and proceeds from recently completed debt issuances.

Results of Operations

Three months ended June 30
Net Income for the three months ended June 30, 2016 increased from the same period in the prior year by $1,268,000 to $9,943,000. Earnings per basic average common share were $0.90 and $0.79 during the three months ended June 30, 2016 and 2015, respectively.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	June 30, 2016	June 30, 2015	Increase/(Decrease)
Water Operations	$9,537	$8,300	$1,237
Real Estate Transactions	—	—	—
Services and Rentals	406	375	31
Total	$9,943	$8,675	$1,268

The Net Income from Water Operations for the three months ended June 30, 2016 and 2015 were each impacted positively by non-recurring items. During three months ended June 30, 2016, the Company reversed incorrectly recorded mark-to-market expense as an out-of-period adjustment resulting in a one-time benefit (reduction) of approximately $2.6 million in Operation and Maintenance expense. During three months ended June 30, 2015, the Company recorded an approximate $0.9 million reduction to Income Tax expense related to a June 2015 MPUC approval of a settlement agreement between Maine Water and the State of Maine’s Office of Public Advocate that in part allowed for the flow through benefit of Maine Water’s adoption of the IRS’s repair tax accounting regulations. The items discussed in detail below reflect the approximate $0.4 million decrease in Net Income during the three months ended June 30, 2016 after the impact of the above non-recurring items.

Revenue

Revenue from our water customers decreased by $569,000, or 2.1%, to $26,055,000 for the three months ended June 30, 2016 when compared to the same period in 2015.  The primary driver for this decrease is related to the treatment of unbilled revenues when applying the WRA. During the three months ended June 30, 2016, the Company’s unbilled revenues decreased by $921,000 due primarily to the average number of days unbilled decreasing during the current period. When calculating the WRA, the Company is required to ignore the impact of unbilled revenues when calculating allowed revenues for a given period, therefore, with all things being equal, a period where there are higher unbilled revenues will result in a higher WRA. Partially off-setting the decrease in unbilled revenues were increases due to higher WISC and WICA surcharges in Maine and Connecticut, respectively.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense decreased by $2,339,000, or 20.9%, for the three months ended June 30, 2016 when compared to the same period of 2015. The following table presents the components of O&M expense (in thousands):

Expense Components	June 30, 2016	June 30, 2015	Increase / (Decrease)
Mark-to-market	$(2,389)	$(331)	$(2,058)
Pension	693	1,127	(434)
Maintenance	811	879	(68)
Medical	569	622	(53)
Payroll	3,947	3,975	(28)
Property and liability insurance	359	378	(19)
Investor relations	218	236	(18)
Post-retirement medical	101	118	(17)
Outside services	802	798	4
Water treatment (including chemicals)	668	657	11
Utility costs	914	903	11
Vehicles	441	332	109
Customer	508	333	175
Other benefits	692	386	306
Other	506	766	(260)
Total	$8,840	$11,179	$(2,339)

The changes in individual items are described below:

•
The decrease in mark-to-market expense is related to an out-of-period adjustment made during the second quarter of 2016 related to the incorrect accounting treatment of stock based performance awards granted to officers of the Company. The Company had mistakenly classified all stock based performance awards as equity awards and, secondly, incorrectly marked those awards to the market price of the Company’s common stock price at the end of each reporting period. During the second quarter of 2016, the Company reversed all of the incorrectly recorded mark-to-market expense as an out-of-period adjustment resulting in a one-time benefit of $2.6 million;

•	Pension and post-retirement medical costs decreased primarily due to an increase in the discount rate used in determining 2016 expense compared to the discount rate used to determine the 2015 expense;

•	Medical costs decreased primarily due to a reduction in claims made by employees and their families during the second quarter of 2016 when compared to the same period in 2015;

•	Payroll costs decreased primarily due to an increase in the amount of employee time charged to capital projects in the period ended June 30, 2016; and

•
Investor relations costs decreased primarily due to a reduction in directors fees due to the retirement of a member of the Board of Directors and a reduction in costs associated with the preparation of the Company’s annual Proxy statement.

The decreases described above were partially offset by the following increases to O&M expense:

•	Other benefits increased primarily due to costs associated with the Company’s performance stock plan available to officers and certain members of the senior management team of the Company; and

•	Customer costs increased primarily as a result of an increase in the allowance for uncollectible accounts.

The Company saw an approximate $198,000, or 6.3%, increase in its Depreciation expense from the three months ended June 30, 2016 compared to the same period in 2015.  The increase was primarily due to higher Utility Plant in Service as of June 30, 2016 compared to June 30, 2015 driven by spending on WICA and WISC projects in Connecticut and Maine, respectively.

Income Tax expense increased by $136,000 in the second quarter of 2016 when compared to the same period in 2015 due to a higher effective income tax rate. The Company’s effective tax rate increased from 6.4% to 7.4% in the three months ended June 30, 2016 compared to the same period in 2015. The primary drivers of the increased effective tax rate was related to the June 2015 MPUC approval of a settlement agreement between Maine Water and the State of Maine’s Office of Public Advocate that in part allowed for the flow through benefit of Maine Water’s adoption of the IRS’s repair tax accounting regulations.

Other Income (Deductions), Net of Taxes increased for the three months ended June 30, 2016 by $33,000. The primary driver of this increase was an increase in AFUDC during the three months ended June 30, 2016 related primarily to an increase in the monthly balances of Construction Work in Progress through June 30, 2016 when compared to the same period in 2015.

Total Interest and Debt Expense increased by $28,000 in the three months ended June 30, 2016 when compared to the same period in 2015. The primary reason for the increase in Interest and Debt Expense was the result of higher debt balances outstanding at June 30, 2016 when compared to June 30, 2015.

Six months ended June 30
Net Income for the six months ended June 30, 2016 increased from the same period in the prior year by $1,313,000 to $13,091,000. Earnings per basic average common share increased by $0.12 to $1.19 during the six months ended June 30, 2016.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	June 30, 2016	June 30, 2015	Increase/(Decrease)
Water Operations	$12,290	$11,034	$1,256
Real Estate Transactions	—	—	—
Services and Rentals	801	744	57
Total	$13,091	$11,778	$1,313

The Net Income from Water Operations for the six months ended June 30, 2016 and 2015 were each impacted positively by non-recurring items. During six months ended June 30, 2016, the Company reversed incorrectly recorded mark-to-market expense as an out-of-period adjustment resulting in a one-time benefit (reduction) of approximately $2.6 million in Operation and Maintenance expense. Approximately $1.6 million of the out of period adjustment pertained to years prior to 2016, with the remaining $1.0 million related to the first quarter of 2016. During six months ended June 30, 2015, the Company recorded an approximate $2.1 million reduction to Income Tax expense related to a June 2015 MPUC approval of a settlement agreement between Maine Water and the State of Maine’s Office of Public Advocate that in part allowed for the flow through benefit of Maine Water’s adoption of the IRS’s repair tax accounting regulations and the reversal of previously established reserves after the completion of an IRS audit of the Company’s 2012 federal tax return. The items discussed in detail below reflect the approximate $1.8 million increase in Net Income during the six months ended June 30, 2016 after the impact of the above non-recurring items.

Revenue

Revenue from our water customers increased by $953,000, or 2.0%, to 47,607,000 for the six months ended June 30, 2016 when compared to the same period in 2015.  The Company saw an increase in revenues in Maine due to rate increases in certain Maine Water divisions through regular rate increases and WISC surcharges and increased WICA surcharges in Connecticut.

Operation and Maintenance Expense

O&M expense decreased by $2,374,000, or 10.6%, for the six months ended June 30, 2016 when compared to the same period of 2015. The following table presents the components of O&M expense (in thousands):

Expense Components	June 30, 2016	June 30, 2015	Increase / (Decrease)
Mark-to-market	$(1,393)	$(351)	$(1,042)
Pension	1,542	2,191	(649)
Outside services	1,400	1,731	(331)
Payroll	7,718	7,877	(159)
Post-retirement medical	220	360	(140)
Utility costs	1,871	2,001	(130)
Maintenance	1,528	1,628	(100)
Water treatment (including chemicals)	1,254	1,297	(43)
Property and liability insurance	719	756	(37)
Vehicles	780	765	15
Investor relations	459	429	30
Medical	1,375	1,336	39
Customer	908	694	214
Other benefits	754	341	413
Other	994	1,448	(454)
Total	$20,129	$22,503	$(2,374)

The changes in individual items are described below:

•
The decrease in mark-to-market expense is related to an out-of-period adjustment made during the second quarter of 2016 related to the incorrect accounting treatment of stock based performance awards granted to officers of the Company. The Company had mistakenly classified all stock based performance awards as equity awards and, secondly, incorrectly marked those awards to the market price of the Company’s common stock price at the end of each reporting period. During the second quarter of 2016, the Company reversed all of the incorrectly recorded mark-to-market expense as an out-of-period adjustment resulting in a one-time benefit of $2.6 million, including a reversal of approximately $1.0 million in expense related to the first quarter of 2016;

•	Pension and post-retirement medical costs decreased primarily due to an increase in the discount rate used in determining 2016 expense compared to the discount rate used to determine the 2015 expense;

•	Outside services decreased primarily due to a reduction in costs associated with outside contractors and consultants;

•	Payroll costs decreased primarily due an increase in the amount of employee time charged to capital projects in the six months ended June 30, 2016;

•	Utility costs decreased primarily due to a reduction in electric and heating costs in the six months ended June 30, 2016 when compared to the same period of 2015; and

•	Water treatment costs decreased in the six months ended June 30, 2016 primarily due to a reduction in chemical costs due to procurement initiatives.

The decreases described above were partially offset by the following increases to O&M expense:

•	Other benefits increased primarily due to costs associated with the Company’s performance stock plan available to officers and certain members of the senior management team of the Company;

•	Customer costs increased primarily as a result of an increase in the allowance for uncollectible accounts.

•
Medical insurance costs grew primarily due to an increase in the costs of claims filed by covered employees and their families and an increase in the Company’s costs associated with health spending accounts. These increases were partially off-set by an increase in employee contributions to the health plan, which has the effect of decreasing total medical costs; and

•
Costs associated with investor relations increased due to changes in compensation for the Board of Directors and increased transfer agent costs, partially off-set by decreased costs associated with the preparation of the Company’s annual Proxy statement.

The Company saw an approximate $460,000, or 7.3%, increase in its Depreciation expense from the six months ended June 30, 2016 compared to the same period in 2015.  The primary driver of this increase was due to higher Utility Plant in Service as of June 30, 2016 compared to June 30, 2015.

Income Tax expense increased by $1,470,000 in the six months ended June 30, 2016 when compared to the same period in 2015 due to a higher effective income tax rate. The Company’s effective tax rate increased from (1.7)% to 8.0% in the six months ended June 30, 2016 compared to the same period in 2015. The primary drivers for the increase in the effective tax rate were the reversal of a previously established reserve in the amount of $1,185,000 relating to the completion of an IRS review of our 2012 Federal tax return and a credit of approximately $931,000 associated with the 2014 tax benefits being recognized as a result of the MPUC approval of a settlement agreement during the six months ended of June 30, 2015.

Other Income (Deductions), Net of Taxes increased for the six months ended June 30, 2016 by $176,000. The primary driver of this increase was an increase in AFUDC during the six months ended June 30, 2016 related primarily to an increase in the monthly balances of Construction Work in Progress through June 30, 2016 when compared to the same period in 2015.

Total Interest and Debt Expense decreased by $16,000 in the six months ended June 30, 2016 when compared to the same period in 2015. The primary reason for the decrease in Interest and Debt Expense was the result of interest income related to patronage, partially off-set by higher debt balances outstanding at June 30, 2016 when compared to June 30, 2015.

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

On the 2012 Federal tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS’ temporary tangible property regulations.  This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations.  On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of $1,185,000. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. Through June 30, 2016, the Company has recorded, as required by FASB ASC 740, a provision of $1.1 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $6.3 million in the prior year for a cumulative total of $7.4 million.

The Company remains subject to examination by federal tax authorities for the 2013 and 2014 tax years; the State of Maine’s tax authorities for the 2012 through 2014 tax years; and the State of Connecticut’s tax authorities for the 2014 tax year.

On July 28, 2016, the Town of Southbury filed a lawsuit against HVWC and Connecticut Water in Connecticut state court seeking a preliminary injunction to preclude the parties from completing the Company’s acquisition of HVWC or taking other actions that the Town believes will prevent the Town from fully enforcing it ROFR rights. On August 5, 2016, a hearing was held in Waterbury Superior Court at which the Court ordered that its ROFR deadline be extended to November 11, 2016. The order allows the Company to continue the approval process, with both state utility regulators and the SEC.

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

•	the amount of repair tax deductions and the Internal Revenue Service’s ultimate acceptance of the deduction methodology;

•	delays in completing the merger with HVWC, or difficulties in achieving anticipated benefits or cost savings from the merger; and

•	acquisition-related costs and synergies.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  As of June 30, 2016, the Company had $60.0 million of variable rate lines of credit with two banks, under which the Company had $11.2 million of interim bank loans payable at June 30, 2016.

As of June 30, 2016, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2016, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II, Item 1A: Risk Factors

Except as set forth below, information about the material risks related to our business, financial condition and results of operations for the six months ended June 30, 2016 does not materially differ from that set out under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the information provided elsewhere in this report. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company’s business operations, financial condition or operating results.

The failure to consummate the pending acquisition of The Heritage Village Water Company could adversely affect our business.

We recently entered into an agreement to acquire Heritage Village Water Company (“HVWC”).  The transaction is subject to regulatory and other specified approvals, including a final order of the PURA approving the transaction and the effectiveness under the Securities Act of 1933 (the “Securities Act”) of the Company’s registration statement on Form S-4 which is expected to be filed by September 2016.

The completion of the transaction is subject to risks and uncertainties.  First, if the required conditions and regulatory approvals are not satisfied or waived, then the acquisition likely would not be completed.  Second, if the closing of the acquisition is substantially delayed or does not occur at all, or if the terms of the acquisition are required to be modified substantially due to regulatory concerns, we may not be able to realize the anticipated benefits of the acquisition fully or at all.  Third, under certain circumstances specified in the purchase agreement, we may be required to pay HVWC a termination fee of $100,000 if under specified circumstances if the agreement is terminated under specified circumstances.  Fourth, the failure to consummate the pending acquisition may result in negative publicity and a negative impression of us in the investment community.  Fifth, the Town of Southbury Connecticut has filed a lawsuit in Connecticut state court challenging the transaction and seeking to protect its right of first refusal under HVWC’s certificate of incorporation. There can be no assurance that our business, the price of our common stock or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the acquisition, if the acquisition is not consummated.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended June 30, 2016.

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

10.1
Promissory Note and Single Advance Term Loan Supplement (Loan No. RI1087T05) between The Connecticut Water Company and CoBank, ACB, dated June 1, 2016, incorporated by reference from Exhibit 10.1 to current report on Form 8-K filed on June 2, 2016.

10.2	Second Amendment to Guarantee of Payment (Limited) by Connecticut Water Service, Inc., incorporated by reference from Exhibit 10.1 to current report on Form 8-K filed on June 2, 2016.

10.3
Promissory Note and Single Advance Term Loan Supplement between The Connecticut Water Company and CoBank, ACB, dated July 7, 2016, incorporated by reference from Exhibit 10.1 to current report on Form 8-K filed on July 13, 2016.

10.4
Third Amendment to Guarantee of Payment (Limited) by Connecticut Water Service, Inc., dated July 7, 2016, incorporated by reference from Exhibit 10.2 to current report on Form 8-K filed on July 13, 2016.

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

Connecticut Water Service, Inc. (Registrant)

Date:	August 9, 2016	By: /s/ David C. Benoit
David C. Benoit Senior Vice President – Finance and Chief Financial Officer

Date:	August 9, 2016	By: /s/ Robert J. Doffek
Robert J. Doffek Controller