Form 10-Q
period 2016-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 2016-11-08
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016 or

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
11,240,417
Number of shares of common stock outstanding, October 1, 2016
(Includes 220,475 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
September 30, 2016

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	September 30, 2016	December 31, 2015
Utility Plant	$750,127	$722,447
Construction Work in Progress	42,943	23,298
	793,070	745,745
Accumulated Provision for Depreciation	(209,281)	(199,461)
Net Utility Plant	583,789	546,284
Other Property and Investments	8,854	8,126
Cash and Cash Equivalents	1,158	731
Accounts Receivable (Less Allowance, 2016 - $1,009; 2015 - $947)	13,819	11,012
Accrued Unbilled Revenues	10,150	8,259
Materials and Supplies, at Average Cost	1,893	1,617
Prepayments and Other Current Assets	9,478	5,393
Total Current Assets	36,498	27,012
Restricted Cash	—	846
Unrecovered Income Taxes - Regulatory Asset	89,944	77,510
Pension Benefits - Regulatory Asset	11,173	12,414
Post-Retirement Benefits Other Than Pension - Regulatory Asset	290	468
Goodwill	30,427	30,427
Deferred Charges and Other Costs	8,851	7,628
Total Regulatory and Other Long-Term Assets	140,685	129,293
Total Assets	$769,826	$710,715
CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2016 - 11,240,417; 2015 - 11,192,882	$144,769	$144,534
Retained Earnings	93,636	80,378
Accumulated Other Comprehensive (Loss)	(785)	(935)
Common Stockholders’ Equity	237,620	223,977
Preferred Stock	772	772
Long-Term Debt	200,155	171,868
Total Capitalization	438,547	396,617
Current Portion of Long-Term Debt	2,883	2,842
Interim Bank Loans Payable	21,837	16,085
Accounts Payable and Accrued Expenses	11,652	11,882
Accrued Interest	1,441	727
Current Portion of Refund to Customers - Regulatory Liability	1,229	2,994
Other Current Liabilities	2,337	2,409
Total Current Liabilities	41,379	36,939
Advances for Construction	20,175	21,444
Deferred Federal and State Income Taxes	50,976	48,036
Unfunded Future Income Taxes	87,617	74,712
Long-Term Compensation Arrangements	31,374	34,389
Unamortized Investment Tax Credits	1,208	1,264
Refund to Customers - Regulatory Liability	178	993
Other Long-Term Liabilities	4,831	5,273
Total Long-Term Liabilities	196,359	186,111
Contributions in Aid of Construction	93,541	91,048
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$769,826	$710,715

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2016 and 2015
(Unaudited)
(In thousands, except per share amounts)

	2016	2015
Operating Revenues	$29,477	$28,444
Operating Expenses
Operation and Maintenance	11,495	12,185
Depreciation	3,449	3,228
Income Tax Expense	1,219	1,283
Taxes Other Than Income Taxes	2,535	2,294
Total Operating Expenses	18,698	18,990
Net Operating Revenues	10,779	9,454
Other Utility Income, Net of Taxes	160	255
Total Utility Operating Income	10,939	9,709
Other Income (Deductions), Net of Taxes
Gain on Real Estate Transactions	2	351
Non-Water Sales Earnings	181	296
Allowance for Funds Used During Construction	330	129
Other	(136)	(54)
Total Other Income, Net of Taxes	377	722
Interest and Debt Expense
Interest on Long-Term Debt	2,064	1,754
Other Interest Income, Net	(315)	(105)
Amortization of Debt Expense and Premium, Net	32	27
Total Interest and Debt Expense	1,781	1,676
Net Income	9,535	8,755
Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$9,525	$8,745
Weighted Average Common Shares Outstanding:
Basic	11,014	10,970
Diluted	11,233	11,171
Earnings Per Common Share:
Basic	$0.86	$0.80
Diluted	$0.84	$0.79
Dividends Per Common Share	$0.2825	$0.2675

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)
(In thousands, except per share amounts)

	2016	2015
Operating Revenues	$77,084	$75,098
Operating Expenses
Operation and Maintenance	31,624	34,688
Depreciation	10,206	9,525
Income Tax Expense	2,201	795
Taxes Other Than Income Taxes	7,222	6,722
Total Operating Expenses	51,253	51,730
Net Operating Revenues	25,831	23,368
Other Utility Income, Net of Taxes	503	615
Total Utility Operating Income	26,334	23,983
Other Income (Deductions), Net of Taxes
Gain on Real Estate Transactions	2	351
Non-Water Sales Earnings	982	1,040
Allowance for Funds Used During Construction	851	327
Other	(451)	(165)
Total Other Income, Net of Taxes	1,384	1,553
Interest and Debt Expense
Interest on Long-Term Debt	5,630	5,291
Other Interest Income, Net	(631)	(369)
Amortization of Debt Expense and Premium, Net	93	81
Total Interest and Debt Expense	5,092	5,003
Net Income	22,626	20,533
Preferred Stock Dividend Requirement	29	29
Net Income Applicable to Common Stock	$22,597	$20,504
Weighted Average Common Shares Outstanding:
Basic	11,004	10,951
Diluted	11,223	11,157
Earnings Per Common Share:
Basic	$2.05	$1.87
Diluted	$2.01	$1.84
Dividends Per Common Share	$0.8325	$0.7825

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2016 and 2015
(Unaudited)
(In thousands)

	2016	2015
Net Income	$9,535	$8,755
Other Comprehensive Income/(Loss), net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(25) and $(31) in 2016 and 2015	39	48
Unrealized gain (loss) on investments, net of tax (expense) benefit of $(29) and $44 in 2016 and 2015	46	(70)
Other Comprehensive Income/(Loss), net of tax	85	(22)
Comprehensive Income	$9,620	$8,733

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)
(In thousands)

	2016	2015
Net Income	$22,626	$20,533
Other Comprehensive Income, net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(75) and $(92) in 2016 and 2015	117	117
Unrealized gain (loss) on investments, net of tax (expense) benefit of $(21) and $75 in 2016 and 2015	33	(118)
Other Comprehensive Income/(Loss), net of tax	150	(1)
Comprehensive Income	$22,776	$20,532

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended September 30, 2016 and 2015
(Unaudited)
(In thousands, except per share amounts)

	2016	2015
Balance at Beginning of Period	$87,284	$75,386
Net Income	9,535	8,755
	96,819	84,141
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	7	7
Common Stock - 2016 $0.2825 per share; 2015 $0.2675 per share	3,173	2,984
	3,183	2,994
Balance at End of Period	$93,636	$81,147

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)
(In thousands, except per share amounts)

	2016	2015
Balance at Beginning of Period	$80,378	$69,370
Net Income	22,626	20,533
	103,004	89,903
Dividends Declared:
Cumulative Preferred, Class A, $0.60 per share	9	9
Cumulative Preferred, Series $0.90, $0.675 per share	20	20
Common Stock - 2016 $0.8325 per share; 2015 $0.7825 per share	9,339	8,727
	9,368	8,756
Balance at End of Period	$93,636	$81,147

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)
(In thousands)

	2016	2015
Operating Activities:
Net Income	$22,626	$20,533
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by
Operating Activities:
Deferred Revenues	(2,688)	(3,395)
Provision for Deferred Income Taxes and Investment Tax Credits, Net	3,244	(4,844)
Allowance for Funds Used During Construction	(851)	(327)
Depreciation and Amortization (including $744 and $590 in 2016 and 2015, respectively, charged to other accounts)	10,950	10,115
Gain on Real Estate Transactions	(2)	(351)
Change in Assets and Liabilities:
Increase in Accounts Receivable and Accrued Unbilled Revenues	(4,699)	(2,838)
Increase in Prepaid Income Taxes and Prepayments and Other Current Assets	(4,270)	(571)
(Increase) Decrease in Other Non-Current Items	(2,908)	10,778
Decrease in Accounts Payable, Accrued Expenses and Other Current Liabilities	(511)	(1,648)
Total Adjustments	(1,735)	6,919
Net Cash and Cash Equivalents Provided by Operating Activities	20,891	27,452
Investing Activities:
Net Additions to Utility Plant Used	(47,470)	(30,260)
Proceeds from the Sale of Land	9	6
Release of Restricted Cash	846	—
Net Cash and Cash Equivalents Used in Investing Activities	(46,615)	(30,254)
Financing Activities:
Net Proceeds from Interim Bank Loans	21,837	11,442
Net Repayment of Interim Bank Loans	(16,085)	(1,991)
Proceeds from the Issuance of Long-Term Debt	49,930	1,849
Costs to Issue Long-Term Debt and Common Stock	(88)	(5)
Proceeds from Issuance of Common Stock	1,232	1,134
Repayment of Long-Term Debt Including Current Portion	(21,608)	(1,319)
Advances from Others for Construction	301	159
Cash Dividends Paid	(9,368)	(8,756)
Net Cash and Cash Equivalents Provided by (Used in) Financing Activities	26,151	2,513
Net Increase (Decrease) in Cash and Cash Equivalents	427	(289)
Cash and Cash Equivalents at Beginning of Period	731	2,475
Cash and Cash Equivalents at End of Period	$1,158	$2,186
Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$1,045	$966
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$4,410	$4,306
State and Federal Income Taxes	$295	$437

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. (the “Company”) and its wholly-owned subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Company’s primary operating subsidiaries are: The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”). The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2015 (the “10-K”) and as updated in the Company’s Quarterly Report on Forms 10-Q for the periods ending March 31, 2016 and June 30, 2016.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.

During the preparation of the Condensed Consolidated Financial Statements for the quarter ended June 30, 2016, the Company identified two errors related to the accounting treatment of stock-based performance awards granted to officers of the Company. First, the Company had mistakenly classified all stock-based performance awards as equity awards and, secondly, incorrectly marked those awards to the market price of the Company’s common stock price at the end of each reporting period. A portion of these awards should have been classified as liability awards and only those awards should have been marked-to-market based on the Company’s common stock price. During the second quarter of 2016, the Company reversed all of the incorrectly recorded mark-to-market expense as a cumulative out-of-period adjustment resulting in a one-time benefit of approximately $2.6 million on the Operation and Maintenance line item on its Condensed Consolidated Statements of Income for the three months ended June 30, 2016 and $1.6 million for the six months ended June 30, 2016. Approximately $1.6 million of the out of period adjustment pertained to years prior to 2016, with the remaining $1.0 million related to the first quarter of 2016. Additionally, the Company decreased its Common Stock Without Par Value and increased its Long-Term Compensation Arrangement line items on the Condensed Consolidated Balance Sheet as of June 30, 2016 by approximately $0.6 million to reflect both the awards that should have been classified as liability awards and their corresponding mark-to-market adjustments.

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

Regulatory Matters

The rates we charge our water customers in Connecticut and Maine are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”), respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective September 30, 2016, were 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective September 30, 2016, were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Both Connecticut Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments, as discussed in more detail below, in Connecticut.

Heritage Village Water Company Acquisition
On May 10, 2016, the Company entered into an Agreement and Plan of Merger (the “HVWC Agreement”) with Heritage Village Water Company, a specially-chartered Connecticut corporation (“HVWC”). Founded in 1969, HVWC is based in Southbury, Connecticut, and serves approximately 4,700 water and 3,000 waste water customers in the southern Connecticut communities of Southbury, Middlebury and Oxford.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Boards of Directors of the Company and HVWC have each unanimously approved the HVWC Agreement. Consummation of the merger is subject to regulatory, HVWC shareholder and other specified approvals described below and is expected to be completed during either the fourth quarter of 2016 or the first quarter of 2017.

Under the terms of the HVWC Agreement, each share of HVWC common stock issued and outstanding at the time of the closing of the Merger will be exchanged and converted into the right to receive 240 shares of the common stock of the Company, without par value (the “Company Common Stock”), provided that the Company’s Share Price (as defined below) over a specified period prior to the closing date of the Merger is equal to or greater than $39.45 but less than or equal to $41.45. If the Company’s Share Price is less than $39.45 as of the closing date, each share of HVWC common stock issued and outstanding at the time of the closing of the Merger will be exchanged and converted into the right to receive that number of shares of Company Common Stock equal to $9,468 divided by the Company’s Share Price. If the the Company’s Share Price is more than $41.45 as of the closing date, each share of HVWC common stock issued and outstanding at the time of the closing of the Merger will be exchanged and converted into the right to receive that number of shares of the Company’s Common Stock equal to $9,948 divided by the Company’s Share Price. The “Company’s Share Price” is determined by calculating an average of the closing prices for shares of the Company’s Common Stock on the Nasdaq Stock Market, LLC for the twenty trading days immediately preceding the third business day prior to the closing of the Merger. Holders of HVWC common stock prior to the Merger will receive cash in lieu of fractional shares of Company Common Stock.

The HVWC Agreement contains customary representations and warranties regarding, on the one hand, HVWC, its business and operations and related matters, and, on the other hand, the Company, made by the parties as of specified dates, and customary affirmative and negative covenants with respect to the conduct of HVWC’s business prior to the closing. In the HVWC Agreement, HVWC has agreed that its Board of Directors will, subject to certain exceptions, recommend adoption of the HVWC Agreement by HVWC shareholders and the transactions contemplated by the HVWC Agreement. HVWC has also agreed: (i) to cause a special meeting of shareholders of HVWC to be held to consider the approval and adoption of the HVWC Agreement and the transactions contemplated thereby; and (ii) not to solicit proposals relating to alternative business combination transactions or, subject to certain exceptions, enter into discussions concerning confidential information in connection with alternative business combination transactions.

The obligation of the parties to complete the Merger is subject to the satisfaction or waiver on or prior to the closing date of certain specified conditions, including the following: (i) receipt of a final and non-appealable order of PURA approving the Merger in form and substance reasonably acceptable to the parties; (ii) approval of the Merger by the affirmative vote of the holders of not less than two-thirds (66 2/3rd%) of HVWC’s issued and outstanding shares of common stock as required under the Connecticut Business Corporation Act (“CBCA”) and by a super-majority vote of ninety (90%) percent of HVWC’s issued and outstanding shares; (iii) the completion of certain specified corporate governance steps regarding HVWC’s Board of Directors, including the appointment of up to three additional directors; (iv) the receipt of all other necessary consents or approvals to the Merger; (v) approval for listing of the Company Common Stock to be issued in the Merger on the Nasdaq Stock Market, LLC; (vi) the absence of laws, orders, judgments and injunctions that restrain, enjoin or otherwise prohibit consummation of the Merger; (vii) effectiveness under the Securities Act of 1933 (the “Securities Act”) of the Company’s registration statement on Form S-4 relating to the issuance of the Company Common Stock in the Merger and absence of any stop order in respect thereof or proceedings by the Securities and Exchange Commission (“SEC”) for that purpose; (viii) the receipt of customary tax opinions from counsel to HVWC and the Company that will state that the Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986; (ix) the accuracy of representations and warranties with respect to the businesses of HVWC and the Company and compliance by HVWC and the Company with their respective covenants contained in the HVWC Agreement; (x) no event(s) occurring that could reasonably be expected to result in a “Company Material Adverse Effect” (as defined in the HVWC Agreement) and (xi) holders of no more than 5% of HVWC’s common stock have exercised appraisal rights under Connecticut law.

The parties’ obligation to complete the Merger is also subject to a closing condition related to HVWC’s enabling legislation adopted in 1969. The special act of the Connecticut legislature that formed HVWC provides a right of first refusal (“ROFR”) to the Town of Southbury, Connecticut to purchase HVWC on the same terms and conditions as those set forth in the HVWC Agreement. The Town has a statutory period of ninety (90) days following receipt of notice from HVWC to exercise its right to purchase HVWC on such same terms and conditions. This notice was delivered to the Town on May 10, 2016.

On July 28, 2016, the Town of Southbury filed a lawsuit against HVWC and Connecticut Water in Connecticut state court seeking an injunction to preclude the parties from completing the merger or taking other actions that the Town believes will prevent the Town from fully enforcing its ROFR rights. On August 5, 2016, a hearing was held in Waterbury Superior Court at which the Court ordered that the Town’s ROFR deadline be extended to November 14, 2016. The Court’s order allows the Company to continue the approval process, with both state utility regulators and the SEC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The HVWC Agreement contains certain termination rights for both the Company and HVWC and further provides that, in connection with the termination of the HVWC Agreement under specified circumstances, HVWC may be required to pay to the Company, or the Company may be required to pay to HVWC, a termination fee of $100,000 in cash, as liquidated damages.

On July 7, 2016, Connecticut Water filed an application with PURA seeking approval of the acquisition. PURA has issued interrogatories, to which the Company has responded, and held public hearings. Based on PURA’s schedule, the Company expects a decision t be rendered by PURA in December 2016.

Avon Water Company Acquisition
On October 11, 2016, the Company entered into an Agreement and Plan of Merger (the “Avon Agreement”) with The Avon Water Company, a specially-chartered Connecticut corporation (“Avon Water”). Founded in 1911, Avon Water serves about 4,800 customers in the Farmington Valley communities of Avon, Farmington, and Simsbury, Connecticut, and is located near Connecticut Water’s existing operations in Avon and Farmington.

The Boards of Directors of the Company and Avon Water have each unanimously approved the Avon Agreement and the transactions contemplated thereby. Consummation of the merger is subject to regulatory, Avon Water shareholder and other specified approvals described below and is expected to be consummated by the end of the first quarter of 2017.

Under the terms of the Avon Agreement, each of the 121,989 Avon Water common stock shares outstanding at the time of the closing of the merger will be exchanged and converted into the right to receive the following merger consideration: (i) a cash payment of $50.37; and (ii) a stock consideration component, consisting of 4.38 Company Common Stock, provided that the Company’s Share Price (as defined above) over a specified period prior to the closing date of the merger is equal to or greater than $45.00 but less than or equal to $52.00. If the Company’s Share Price is less than $45.00 as of the closing date, each share of Avon Water common stock issued and outstanding at the time of the closing of the merger will be exchanged and converted into the right to receive that number of shares of Company Common Stock equal to 197.10 divided by the Company’s Share Price, rounded to the nearest hundredth. If the Company’s Share Price is more than $52.00 as of the closing date, each share of Avon Water common stock issued and outstanding at the time of the closing of the merger will be exchanged and converted into the right to receive that number of shares of Company Common Stock equal to 227.76 divided by the Company’s Share Price, rounded to the nearest hundredth. Holders of Avon Water common stock prior to the Merger will receive cash in lieu of fractional shares of Company Common Stock.

The Avon Agreement contains customary representations and warranties regarding, on the one hand, Avon Water, its business and operations and related matters, and, on the other hand, the Company, made by the parties as of specified dates, and customary affirmative and negative covenants with respect to the conduct of Avon Water’s business prior to the closing. In the Avon Agreement, Avon Water has agreed that its Board of Directors will, subject to certain exceptions, recommend adoption of the Avon Agreement by Avon Water shareholders and the transactions contemplated by the Avon Agreement. Avon Water has also agreed: (i) to cause a special meeting of shareholders of Avon Water to be held to consider the approval and adoption of the Agreement and the transactions contemplated thereby; and (ii) not to solicit proposals relating to alternative business combination transactions or, subject to certain exceptions, enter into discussions concerning confidential information in connection with alternative business combination transactions.

The obligation of the parties to complete the merger is subject to the satisfaction or waiver on or prior to the closing date of certain specified conditions, including the following: (i) receipt of a final and non-appealable order of PURA approving the merger in form and substance reasonably acceptable to the parties; (ii) approval of the merger by the affirmative vote of the holders of not less than two-thirds (66 2/3rd %) Avon Water’s issued and outstanding shares of common stock as required under the CBCA; (iii) the receipt of all other necessary consents or approvals to the merger; (iv) approval for listing of the Company Common Stock to be issued in the merger on the Nasdaq Stock Market, LLC; (v) the absence of laws, orders, judgments and injunctions that restrain, enjoin or otherwise prohibit consummation of the Merger; (vi) effectiveness under the Securities Act of the Company’s registration statement on Form S-4 relating to the issuance of the Company Common Stock in the merger and absence of any stop order in respect thereof or proceedings by the SEC for that purpose; (vii) the receipt of a legal opinion from counsel to Avon Water regarding certain corporate law matters; (viii) the receipt of a customary tax opinion from counsel to the Company that will state that the merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986; (ix) the accuracy of representations and warranties with respect to the businesses of Avon Water and the Company and compliance by Avon Water and the Company with their respective covenants contained in the Avon Agreement; (xi) no event(s) occurring that could reasonably be expected to result in either a “Company Material Adverse Effect” or a “CWS Material Adverse Effect” (each, as defined in the Avon Agreement) and (xii) holders of no more than 5% of Avon Water’s common stock have exercised appraisal rights under Connecticut law.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Avon Agreement contains certain termination rights for both the Company and Avon Water and further provides that, in connection with the termination of the Avon Agreement under specified circumstances, Avon Water may be required to pay to the Company, or the Company may be required to pay to Avon Water, a termination fee of $200,000 in cash, as liquidated damages.

During the fourth quarter of 2016, Connecticut Water expects to file an application with PURA seeking approval of the transaction.

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

Connecticut Rates
In Connecticut, the Water Infrastructure Conservation Adjustment (“WICA”) was 3.04% and 5.12% at September 30, 2015 and 2016, respectively. On July 27, 2016, Connecticut Water filed a WICA application with the PURA requesting a 2.01% surcharge to customers’ bills, representing approximately $12.8 million in WICA related projects. On September 21, 2016, PURA approved the application as filed, effective October 1, 2016, the Company’s cumulative WICA surcharge was 7.13%. WICA surcharges are capped at 10% between general rate cases.

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

Connecticut Water’s allowed revenues for the nine months ended September 30, 2016, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $59.1 million. Through normal billing for the nine months ended September 30, 2016, revenue for Connecticut Water would have been approximately $56.2 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $2.9 million in additional revenue for the nine months ended September 30, 2016.

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 1.13% and 4.08% as of September 30, 2015 and 2016, respectively.

In 2014 and 2015, Maine Water petitioned the MPUC for approval of accounting orders that would address (1) the return to its customers a federal income tax refund stemming from the adoption of the Internal Revenue Service (“IRS”) Revenue Procedure 2012-19 (“Repair Regulations”), and (2) the treatment of any benefit resulting from the elimination of deferred tax liabilities previously recorded on these qualifying fixed assets that are now deducted under the Repair Regulations.

On February 26, 2015, the MPUC approved a stipulation between Maine Water and the Office of the Public Advocate that refunds $2.9 million to the customers of the eight divisions over a two-year period starting no later than July 1, 2015, and allows the flow-through treatment of the repair deduction as of January 1, 2014. In addition, Maine Water agreed not to file a general rate case during the two-year refund period in any of the eight divisions that were allowed the refund.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 22, 2015, the MPUC approved a settlement agreement between Maine Water and the Office of the Public Advocate that allowed for the amortization of the deferred tax liabilities over a one to nine year period, depending on the division. Maine Water commenced amortization per the agreed upon schedule.

With the completion of these two dockets, Maine Water recorded in the quarter ended June 30, 2015 the retroactive benefit associated with the flow-through of the Repair Regulations from January 1, 2014. The 2014 benefit, reflected in the second quarter of 2015, was approximately $931,000, or $0.09 per basic share outstanding.

A newly passed water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015. Maine Water is currently precluded from seeking new rates due to various agreements with the MPUC, but is evaluating how and when this new mechanism can be implemented.

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and nine months ended September 30, 2016 and 2015.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30,	2016	2015	2016	2015
Service Cost	$474	$538	$1,421	$1,614
Interest Cost	803	778	2,409	2,335
Expected Return on Plan Assets	(1,020)	(961)	(3,060)	(2,885)
Amortization of:
Prior Service Cost	4	4	12	12
Net Recognized Loss	512	744	1,537	2,234
Net Periodic Benefit Cost	$773	$1,103	$2,319	$3,310

The Company has made a total contribution of approximately $5,525,000 in 2016 for the 2015 plan year during the nine months ended September 30, 2016.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30,	2016	2015	2016	2015
Service Cost	$94	$114	$282	$343
Interest Cost	135	141	406	423
Expected Return on Plan Assets	(86)	(81)	(256)	(243)
Other	57	57	169	169
Amortization of:
Prior Service Credit	(100)	(142)	(300)	(428)
Recognized Net Loss	8	97	27	290
Net Periodic Benefit Cost	$108	$186	$328	$554

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of stock awards):

Three months ended September 30,	2016	2015
Common Shares Outstanding End of Period:	11,240,417	11,180,146
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	11,014,002	10,970,107
Diluted	11,233,375	11,170,813

Basic Earnings per Share	$0.86	$0.80
Dilutive Effect of Stock Awards	(0.02)	(0.01)
Diluted Earnings per Share	$0.84	$0.79

Nine months ended September 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	11,003,644	10,950,837
Diluted	11,222,588	11,157,400

Basic Earnings per Share	$2.05	$1.87
Dilutive Effect of Stock Awards	(0.04)	(0.03)
Diluted Earnings per Share	$2.01	$1.84

Total unrecognized compensation expense for all stock awards was approximately $0.8 million as of September 30, 2016 and will be recognized over a weighted average period of 1.3 years.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” (“ASU No. 2015-11”) which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged under the updated guidance for inventory that is measured using last-in, last-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company uses average cost to value its inventory and, therefore, ASU No. 2015-11 will not have an impact on the Company.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 impacts several aspects of the accounting for share-based payment transactions, including classification of certain items on the Consolidated Statement of Cash Flows and accounting for income taxes.  Specifically, ASU No. 2016-09 requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statements of Income, introducing a new element of volatility to the provision for income taxes. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU No. 2016-09 during the second quarter of 2016, which had the effect of decreasing the Other line item on the Condensed Consolidated Statement of Income for the nine months ended September 30, 2016 by approximately $19,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Accumulated Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

Three months ended September 30, 2016	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$187	$(1,057)	$(870)
Other Comprehensive Income Before Reclassification	46	—	46
Amounts Reclassified from AOCI	—	39	39
Net current-period Other Comprehensive Income	46	39	85
Ending Balance	$233	$(1,018)	$(785)

Three months ended September 30, 2015	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$250	$(1,832)	$(1,582)
Other Comprehensive (Loss) Income Before Reclassification	(70)	—	(70)
Amounts Reclassified from AOCI	—	48	48
Net current-period Other Comprehensive (Loss) Income	(70)	48	(22)
Ending Balance	$180	$(1,784)	$(1,604)

Nine months ended September 30, 2016	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$200	$(1,135)	$(935)
Other Comprehensive Income Before Reclassification	23	—	23
Amounts Reclassified from AOCI	10	117	127
Net current-period Other Comprehensive Income	33	117	150
Ending Balance	$233	$(1,018)	$(785)

Nine months ended September 30, 2015	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$298	$(1,901)	$(1,603)
Other Comprehensive (Loss) Income Before Reclassification	(193)	(65)	(258)
Amounts Reclassified from AOCI	75	182	257
Net current-period Other Comprehensive (Loss) Income	(118)	117	(1)
Ending Balance	$180	$(1,784)	$(1,604)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Three Months Ended September 30, 2016(a)	Amounts Reclassified from AOCI Three Months Ended September 30, 2015(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$—	$—	Other Income
Tax expense	—	—	Other Income
	—	—

Amortization of Recognized Net Gain from Defined Benefit Items	64	79	Other Income (b)
Tax expense	(25)	(31)	Other Income
	39	48

Total Reclassifications for the period, net of tax	$39	$48

Details about Other AOCI Components	Amounts Reclassified from AOCI Nine Months Ended September 30, 2016(a)	Amounts Reclassified from AOCI Nine Months Ended September 30, 2015(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$17	$128	Other Income
Tax expense	(7)	(53)	Other Income
	10	75

Amortization of Recognized Net Gain from Defined Benefit Items	192	275	Other Income (b)
Tax expense	(75)	(93)	Other Income
	117	182

Total Reclassifications for the period, net of tax	$127	$257

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Long-Term Debt

Long-Term Debt at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

		2016	2015
Connecticut Water Service, Inc.:
4.09%	Term Loan Note	$13,700	$14,472
The Connecticut Water Company:
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.10%	2009 A Series, Due 2039	—	19,930
5.00%	2011 A Series, Due 2021	23,163	23,303
3.16%	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	CoBank Note Payable, Due 2033	14,550	14,550
4.36%	CoBank Note Payable, Due June 2036	30,000	—
4.04%	CoBank Note Payable, Due July 2036	19,930	—
Total The Connecticut Water Company		164,303	134,443
The Maine Water Company:
8.95%	1994 Series G, Due 2024	8,100	8,100
2.68%	1999 Series J, Due 2019	254	339
0.00%	2001 Series K, Due 2031	615	656
2.58%	2002 Series L, Due 2022	68	75
1.53%	2003 Series M, Due 2023	341	361
1.73%	2004 Series N, Due 2024	371	401
0.00%	2004 Series O, Due 2034	120	127
1.76%	2006 Series P, Due 2026	391	411
1.57%	2009 Series R, Due 2029	217	227
0.00%	2009 Series S, Due 2029	582	628
0.00%	2009 Series T, Due 2029	1,634	1,760
0.00%	2012 Series U, Due 2042	154	160
1.00%	2013 Series V, Due 2033	1,335	1,360
2.52%	CoBank Note Payable, Due 2017	1,965	1,965
4.24%	CoBank Note Payable, Due 2024	4,500	4,500
7.72%	Series L, Due 2018	2,250	2,250
2.40%	Series N, Due 2022	1,101	1,176
1.86%	Series O, Due 2025	790	830
2.23%	Series P, Due 2028	1,294	1,324
0.01%	Series Q, Due 2035	1,771	1,864
1.00%	Series R, Due 2025	2,250	2,488
Various	Various Capital Leases	9	17
Total The Maine Water Company		30,112	31,019
Add: Acquisition Fair Value Adjustment		381	562
Less: Current Portion		(2,883)	(2,842)
Less: Unamortized Debt Issuance Expense		(5,458)	(5,786)
Total Long-Term Debt		$200,155	$171,868

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On March 17, 2015, Maine Water completed the issuance of $1,864,050 aggregate principal amount of its First Mortgage Bonds, Series Q, 0.01% due March 17, 2035 (the “Series Q Bonds”). The Series Q Bonds were issued by Maine Water to the Bank and the proceeds of the issuance were loaned (the “Series Q Loan”) by the Maine Municipal Bond Bank (the “Bank”) to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of March 17, 2015. The proceeds of the Series Q Loan were used by Maine Water to fund various water facilities projects, including the replacement of a booster station and modifications to a treatment plant, each located in the City of Biddeford, Maine.

On November 25, 2015, Maine Water completed the issuance of $2,487,630 aggregate principal amount of its First Mortgage Bonds, Series R, 1.0% due November 25, 2025 (the “Series R Bonds”). The Series R Bonds were issued by Maine Water to the Bank and the proceeds of the issuance were loaned (the “Series R Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of November 25, 2015. The proceeds of the Series R Loan were used by Maine Water to fund the construction of a 3 million gallon water storage tank, located in the City of Biddeford, Maine, which replaced an existing in-ground 7.5 million gallon reservoir.

In April 2016, Connecticut Water filed an application with PURA to issue promissory notes in the aggregate principal amount of up to $49,930,000 with CoBank, ACB (“CoBank”) under its existing Master Loan Agreement by and between Connecticut Water and CoBank dated October 29, 2012, in order for Connecticut Water to redeem its $19,930,000 2009A Series of outstanding Water Facility Revenue Bonds previously issued by the Connecticut Development Authority (the “2009A Bonds”) and to provide $30,000,000 to partially fund its ongoing construction program. On June 1, 2016, Connecticut Water issued $30,000,000, at 4.36%, in debt under its existing Master Loan Agreement with CoBank, with a maturity date of May 20, 2036. On July 7, 2016, Connecticut Water issued $19,930,000, at 4.04%, in debt under its existing Master Loan Agreement with CoBank, with a maturity date of July 7, 2036. Connecticut Water used the proceeds to immediately pay off the $19,930,000 2009A Series of outstanding Water Facility Revenue Bonds.

In addition to paying off the 2009 A Series, Due 2039 using the proceeds of the July CoBank issuance discussed above, during the first nine months of 2016, the Company paid approximately $772,000 related to Connecticut Water Service’s Term Note Payable issued as part of the 2012 acquisition of Maine Water and approximately $905,000 in sinking funds related to Maine Water’s outstanding bonds.

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company and its subsidiaries were in compliance with all covenants at September 30, 2016.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Company Owned Life Insurance	$—	$3,078	$—	$3,078
Money Market Fund	69	—	—	69
Mutual Funds:
Equity Funds (1)	1,447	—	—	1,447
Fixed Income Funds (2)	467	—	—	467
Total	$1,983	$3,078	$—	$5,061

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

Restricted Cash – As part of Maine Water’s November 2015 bond offering, the Company recorded unused proceeds from this bond issuance as restricted cash as the funds can only be used for certain capital expenditures.  The Company used the remainder of the proceeds during 2016, as the approved capital expenditures were completed.  The carrying amount approximates fair value.  Under the fair value hierarchy the fair value of restricted cash is classified as a Level 1 measurement.

Long-Term Debt – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of September 30, 2016 and December 31, 2015, the estimated fair value of the Company’s long-term debt was $227,369,000 and $191,616,000, respectively, as compared to the carrying amounts of $205,613,000 and $177,654,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is a benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

Advances for Construction – Customer advances for construction had a carrying amount of $20,175,000 and $21,444,000 at September 30, 2016 and December 31, 2015, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

The Company operates principally in three business segments: Water Operations, Real Estate Transactions, and Services and Rentals. Financial data for the segments is as follows (in thousands):

Three months ended September 30, 2016
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Operations	$29,791	$10,529	$1,177	$9,352
Real Estate Transactions	8	4	2	2
Services and Rentals	1,419	573	392	181
Total	$31,218	$11,106	$1,571	$9,535

Three months ended September 30, 2015
Segment	Revenues	Pre-Tax Income (Loss)	Income Tax Expense(Benefit)	Net Income
Water Operations	$28,920	$9,337	$1,229	$8,108
Real Estate Transactions	6	(9)	(360)	351
Services and Rentals	1,573	479	183	296
Total	$30,499	$9,807	$1,052	$8,755

Nine months ended September 30, 2016
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Operations	$78,022	$23,652	$2,010	$21,642
Real Estate Transactions	8	4	2	2
Services and Rentals	3,862	1,673	691	982
Total	$81,892	$25,329	$2,703	$22,626

Nine months ended September 30, 2015
Segment	Revenues	Pre-Tax Income (Loss)	Income Tax Expense(Benefit)	Net Income
Water Operations	$76,227	$19,722	$580	$19,142
Real Estate Transactions	6	(9)	(360)	351
Services and Rentals	4,398	1,674	634	1,040
Total	$80,631	$21,387	$854	$20,533

The revenues shown in Water Operations above consisted of revenues from water customers of $29,477,000 and $28,444,000 for the three months ended September 30, 2016 and 2015, respectively. Additionally, there were revenues associated with utility plant leased to others of $314,000 and $476,000 for the three months ended September 30, 2016 and 2015, respectively. The revenues from water customers for the three months ended September 30, 2016 and 2015 include $81,000 and $1,111,000 in additional revenues related to the application of the WRA, respectively. The revenues shown in Water Operations above consisted of revenues from water customers of $77,084,000 and $75,098,000 for the nine months ended September 30, 2016 and 2015, respectively. Additionally, there were revenues associated with utility plant leased to others of $938,000 and $1,129,000 for the nine months ended September 30, 2016 and 2015, respectively. The revenues from water customers for the nine months ended September 30, 2016 and 2015 include $2,867,000 and $3,574,000 in additional revenues related to the application of the WRA, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets by segment (in thousands):

	September 30, 2016	December 31, 2015
Total Plant and Other Investments:
Water Operations	$591,682	$553,773
Non-Water	960	637
	592,642	554,410
Other Assets:
Water Operations	174,115	154,090
Non-Water	3,069	2,215
	177,184	156,305
Total Assets	$769,826	$710,715

9.	Income Taxes

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

On the 2012 tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the Internal Revenue Service’s (“IRS”) temporary tangible property regulations. On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the provision in the amount of $1,185,000 in the first quarter of 2015. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  Through September 30, 2016, the Company has recorded, as required by FASB ASC 740, a provision of $1.7 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $6.3 million in the prior year for a cumulative total of $8.0 million.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company’s Condensed Consolidated Statements of Income.  There were no such charges for the nine months ended September 30, 2016 and 2015.  Additionally, there were no accruals relating to interest or penalties as of September 30, 2016 and December 31, 2015.  The Company remains subject to examination by federal tax authorities for the 2013 through 2015 tax years; the State of Maine’s tax authorities for the 2013 through 2015 tax years; and the State of Connecticut’s tax authorities for the 2014 and 2015 tax years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2016 Federal Tax Return to be filed in September 2017.  As a result, through the third quarter of 2016, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2016 and has reflected that deduction in its effective tax rate, net of any reserves.  Consistent with other differences between book and tax expenditures, the Company is required to use the flow-through method to account for any timing differences not required by the IRS to be normalized.

The Company’s effective income tax rate for the three months ended September 30, 2016 and 2015 was 14.1% and 10.7%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the three months ended September 30, 2016, was 7.0%. These discrete items include adjustments related to uncertain tax positions for the repair deduction in both Connecticut and Maine and a change in estimate of prior year tax expense. The blended Federal and State statutory income tax rates during each period were 41%. In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations.

The Company’s effective income tax rate for the nine months ended September 30, 2016 and 2015 was 10.7% and 4.0%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the nine months ended September 30, 2016, was 4.0%. These discrete items include adjustments related to uncertain tax positions for the repair deduction in both Connecticut and Maine and a change in estimate of prior year tax expense. The blended Federal and State statutory income tax rates during each period were 41%. In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations.

10.	Lines of Credit

As of September 30, 2016, the Company maintained a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2020.  The Company maintained an additional line of credit of $45.0 million with RBS Citizens, N.A., with an expiration date of April 25, 2021.  As of September 30, 2016, the total lines of credit available to the Company were $60.0 million.  As of September 30, 2016 and December 31, 2015, the Company had $21.8 million and $16.1 million, respectively, of Interim Bank Loans Payable. As of September 30, 2016, the Company had $38.2 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

General Information

Persistent dry weather and continued drought conditions in 2016 in the State of Connecticut recently prompted Connecticut Water to join other major water utilities in the state and request that all customers voluntarily reduce their water usage by 10% in July in an effort to extend the availability of existing supplies and to support the rivers and streams in the state. While supplies in our reservoirs are lower than normal, Connecticut Water also has groundwater sources in nearly all of its water systems that provide operational flexibility so we are not solely dependent on our reservoirs for water supply. Connecticut Water continues to encourage all customers to reduce their water usage by 10% and, in October, began asking customers in the shoreline communities of Guilford, Madison, Clinton, Westbrook and Old Saybrook to reduce their water usage by 15%. Connecticut Water will continue to monitor precipitation rates, reservoir levels, and water demands and will modify its request for water conservation measures accordingly. The Company anticipates that these actions will have no impact on water revenues given the availability of the Water Revenue Adjustment (“WRA”) mechanism discussed below.

Regulatory Matters

The rates we charge our water customers in Connecticut and Maine are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”), respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective September 30, 2016, were 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective September 30, 2016, were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Both Connecticut Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments, as discussed in more detail below, in Connecticut.

Heritage Village Water Company Acquisition
On May 10, 2016, the Company entered into an Agreement and Plan of Merger (the “HVWC Agreement”) with Heritage Village Water Company, a specially-chartered Connecticut corporation (“HVWC”). Founded in 1969, HVWC is based in Southbury, Connecticut, and serves approximately 4,700 water and 3,000 waste water customers in the southern Connecticut communities of Southbury, Middlebury and Oxford.

The Boards of Directors of the Company and HVWC have each unanimously approved the HVWC Agreement. Consummation of the merger is subject to regulatory, HVWC shareholder and other specified approvals described below and is expected to be completed during either the fourth quarter of 2016 or the first quarter of 2017.

Under the terms of the HVWC Agreement, each share of HVWC common stock issued and outstanding at the time of the closing of the Merger will be exchanged and converted into the right to receive 240 shares of the common stock of the Company, without par value (the “Company Common Stock”), provided that the Company’s Share Price (as defined below) over a specified period prior to the closing date of the Merger is equal to or greater than $39.45 but less than or equal to $41.45. If the Company’s Share Price is less than $39.45 as of the closing date, each share of HVWC common stock issued and outstanding at the time of the closing of the Merger will be exchanged and converted into the right to receive that number of shares of Company Common Stock equal to $9,468 divided by the Company’s Share Price. If the the Company’s Share Price is more than $41.45 as of the closing date, each share of HVWC common stock issued and outstanding at the time of the closing of the Merger will be exchanged and converted into the right to receive that number of shares of the Company’s Common Stock equal to $9,948 divided by the Company’s Share Price. The “Company’s Share Price” is determined by calculating an average of the closing prices for shares of the Company’s Common Stock on the Nasdaq Stock Market, LLC for the twenty trading days immediately preceding the third business day prior to the closing of the Merger. Holders of HVWC common stock prior to the Merger will receive cash in lieu of fractional shares of Company Common Stock.

The HVWC Agreement contains customary representations and warranties regarding, on the one hand, HVWC, its business and operations and related matters, and, on the other hand, the Company, made by the parties as of specified dates, and customary affirmative and negative covenants with respect to the conduct of HVWC’s business prior to the closing. In the HVWC Agreement, HVWC has agreed that its Board of Directors will, subject to certain exceptions, recommend adoption of the HVWC Agreement by HVWC shareholders and the transactions contemplated by the HVWC Agreement. HVWC has also agreed: (i) to cause a special meeting of shareholders of HVWC to be held to consider the approval and adoption of the HVWC Agreement and the transactions contemplated thereby; and (ii) not to solicit proposals relating to alternative business combination transactions or, subject to certain exceptions, enter into discussions concerning confidential information in connection with alternative business combination transactions.

The obligation of the parties to complete the Merger is subject to the satisfaction or waiver on or prior to the closing date of certain specified conditions, including the following: (i) receipt of a final and non-appealable order of PURA approving the Merger in form and substance reasonably acceptable to the parties; (ii) approval of the Merger by the affirmative vote of the holders of not less than two-thirds (66 2/3rd%) of HVWC’s issued and outstanding shares of common stock as required under the Connecticut Business Corporation Act (“CBCA”) and by a super-majority vote of ninety (90%) percent of HVWC’s issued and outstanding shares; (iii) the completion of certain specified corporate governance steps regarding HVWC’s Board of Directors, including the appointment of up to three additional directors; (iv) the receipt of all other necessary consents or approvals to the Merger; (v) approval for listing of the Company Common Stock to be issued in the Merger on the Nasdaq Stock Market, LLC; (vi) the absence of laws, orders, judgments and injunctions that restrain, enjoin or otherwise prohibit consummation of the Merger; (vii) effectiveness under the Securities Act of 1933 (the “Securities Act”) of the Company’s registration statement on Form S-4 relating to the issuance of the Company Common Stock in the Merger and absence of any stop order in respect thereof or proceedings by the Securities and Exchange Commission (“SEC”) for that purpose; (viii) the receipt of customary tax opinions from counsel to HVWC and the Company that will state that the Merger will qualify as a tax-

free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986; (ix) the accuracy of representations and warranties with respect to the businesses of HVWC and the Company and compliance by HVWC and the Company with their respective covenants contained in the HVWC Agreement; (x) no event(s) occurring that could reasonably be expected to result in a “Company Material Adverse Effect” (as defined in the HVWC Agreement) and (xi) holders of no more than 5% of HVWC’s common stock have exercised appraisal rights under Connecticut law.

The parties’ obligation to complete the Merger is also subject to a closing condition related to HVWC’s enabling legislation adopted in 1969. The special act of the Connecticut legislature that formed HVWC provides a right of first refusal (“ROFR”) to the Town of Southbury, Connecticut to purchase HVWC on the same terms and conditions as those set forth in the HVWC Agreement. The Town has a statutory period of ninety (90) days following receipt of notice from HVWC to exercise its right to purchase HVWC on such same terms and conditions. This notice was delivered to the Town on May 10, 2016.

On July 28, 2016, the Town of Southbury filed a lawsuit against HVWC and Connecticut Water in Connecticut state court seeking an injunction to preclude the parties from completing the merger or taking other actions that the Town believes will prevent the Town from fully enforcing its ROFR rights. On August 5, 2016, a hearing was held in Waterbury Superior Court at which the Court ordered that the Town’s ROFR deadline be extended to November 14, 2016. The Court’s order allows the Company to continue the approval process, with both state utility regulators and the SEC.

The HVWC Agreement contains certain termination rights for both the Company and HVWC and further provides that, in connection with the termination of the HVWC Agreement under specified circumstances, HVWC may be required to pay to the Company, or the Company may be required to pay to HVWC, a termination fee of $100,000 in cash, as liquidated damages.

On July 7, 2016, Connecticut Water filed an application with PURA seeking approval of the acquisition. PURA has issued interrogatories, to which the Company has responded, and held public hearings. Based on PURA’s schedule, the Company expects a decision t be rendered by PURA in December 2016.

Avon Water Company Acquisition
On October 11, 2016, the Company entered into an Agreement and Plan of Merger (the “Avon Agreement”) with The Avon Water Company, a specially-chartered Connecticut corporation (“Avon Water”). Founded in 1911, Avon Water serves about 4,800 customers in the Farmington Valley communities of Avon, Farmington, and Simsbury, Connecticut, and is located near Connecticut Water’s existing operations in Avon and Farmington.

The Boards of Directors of the Company and Avon Water have each unanimously approved the Avon Agreement and the transactions contemplated thereby. Consummation of the merger is subject to regulatory, Avon Water shareholder and other specified approvals described below and is expected to be consummated by the end of the first quarter of 2017.

Under the terms of the Avon Agreement, each of the 121,989 Avon Water common stock shares outstanding at the time of the closing of the merger will be exchanged and converted into the right to receive the following merger consideration: (i) a cash payment of $50.37; and (ii) a stock consideration component, consisting of 4.38 Company Common Stock, provided that the Company’s Share Price (as defined above) over a specified period prior to the closing date of the merger is equal to or greater than $45.00 but less than or equal to $52.00. If the Company’s Share Price is less than $45.00 as of the closing date, each share of Avon Water common stock issued and outstanding at the time of the closing of the merger will be exchanged and converted into the right to receive that number of shares of Company Common Stock equal to 197.10 divided by the Company’s Share Price, rounded to the nearest hundredth. If the Company’s Share Price is more than $52.00 as of the closing date, each share of Avon Water common stock issued and outstanding at the time of the closing of the merger will be exchanged and converted into the right to receive that number of shares of Company Common Stock equal to 227.76 divided by the Company’s Share Price, rounded to the nearest hundredth. Holders of Avon Water common stock prior to the Merger will receive cash in lieu of fractional shares of Company Common Stock.

The Avon Agreement contains customary representations and warranties regarding, on the one hand, Avon Water, its business and operations and related matters, and, on the other hand, the Company, made by the parties as of specified dates, and customary affirmative and negative covenants with respect to the conduct of Avon Water’s business prior to the closing. In the Avon Agreement, Avon Water has agreed that its Board of Directors will, subject to certain exceptions, recommend adoption of the Avon Agreement by Avon Water shareholders and the transactions contemplated by the Avon Agreement. Avon Water has also agreed: (i) to cause a special meeting of shareholders of Avon Water to be held to consider the approval and adoption of the Agreement and the transactions contemplated thereby; and (ii) not to solicit proposals relating to alternative business combination transactions or, subject to certain exceptions, enter into discussions concerning confidential information in connection with alternative business combination transactions.

The obligation of the parties to complete the merger is subject to the satisfaction or waiver on or prior to the closing date of certain specified conditions, including the following: (i) receipt of a final and non-appealable order of PURA approving the merger in form and substance reasonably acceptable to the parties; (ii) approval of the merger by the affirmative vote of the holders of not less than two-thirds (66 2/3rd %) Avon Water’s issued and outstanding shares of common stock as required under the CBCA; (iii) the receipt of all other necessary consents or approvals to the merger; (iv) approval for listing of the Company Common Stock to be issued in the merger on the Nasdaq Stock Market, LLC; (v) the absence of laws, orders, judgments and injunctions that restrain, enjoin or otherwise prohibit consummation of the Merger; (vi) effectiveness under the Securities Act of the Company’s registration statement on Form S-4 relating to the issuance of the Company Common Stock in the merger and absence of any stop order in respect thereof or proceedings by the SEC for that purpose; (vii) the receipt of a legal opinion from counsel to Avon Water regarding certain corporate law matters; (viii) the receipt of a customary tax opinion from counsel to the Company that will state that the merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986; (ix) the accuracy of representations and warranties with respect to the businesses of Avon Water and the Company and compliance by Avon Water and the Company with their respective covenants contained in the Avon Agreement; (xi) no event(s) occurring that could reasonably be expected to result in either a “Company Material Adverse Effect” or a “CWS Material Adverse Effect” (each, as defined in the Avon Agreement) and (xii) holders of no more than 5% of Avon Water’s common stock have exercised appraisal rights under Connecticut law.

The Avon Agreement contains certain termination rights for both the Company and Avon Water and further provides that, in connection with the termination of the Avon Agreement under specified circumstances, Avon Water may be required to pay to the Company, or the Company may be required to pay to Avon Water, a termination fee of $200,000 in cash, as liquidated damages.

During the fourth quarter of 2016, Connecticut Water expects to file an application with PURA seeking approval of the transaction.

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

Connecticut Rates
In Connecticut, the Water Infrastructure Conservation Adjustment (“WICA”) was 3.04% and 5.12% at September 30, 2015 and 2016, respectively. On July 27, 2016, Connecticut Water filed a WICA application with the PURA requesting a 2.01% surcharge to customers’ bills, representing approximately $12.8 million in WICA related projects. On September 21, 2016, PURA approved the application as filed, effective October 1, 2016, the Company’s cumulative WICA surcharge was 7.13%. WICA surcharges are capped at 10% between general rate cases.

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

Connecticut Water’s allowed revenues for the nine months ended September 30, 2016, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, are approximately $59.1 million. Through normal billing for the nine months ended September 30, 2016, revenue for Connecticut Water would have been approximately $56.2 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $2.9 million in additional revenue for the nine months ended September 30, 2016.

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 1.13% and 4.08% as of September 30, 2015 and 2016, respectively.

In 2014 and 2015, Maine Water petitioned the MPUC for approval of accounting orders that would address (1) the return to its customers a federal income tax refund stemming from the adoption of the Internal Revenue Service (“IRS”) Revenue Procedure 2012-19 (“Repair Regulations”), and (2) the treatment of any benefit resulting from the elimination of deferred tax liabilities previously recorded on these qualifying fixed assets that are now deducted under the Repair Regulations.

On February 26, 2015, the MPUC approved a stipulation between Maine Water and the Office of the Public Advocate that refunds $2.9 million to the customers of the eight divisions over a two-year period starting no later than July 1, 2015, and allows the flow-through treatment of the repair deduction as of January 1, 2014. In addition, Maine Water agreed not to file a general rate case during the two-year refund period in any of the eight divisions that were allowed the refund.

On June 22, 2015, the MPUC approved a settlement agreement between Maine Water and the Office of the Public Advocate that allowed for the amortization of the deferred tax liabilities over a one to nine year period, depending on the division. Maine Water commenced amortization per the agreed upon schedule.

With the completion of these two dockets, Maine Water recorded in the quarter ended June 30, 2015 the retroactive benefit associated with the flow-through of the Repair Regulations from January 1, 2014. The 2014 benefit, reflected in the second quarter of 2015, was approximately $931,000, or $0.09 per basic share outstanding.

A newly passed water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015. Maine Water is currently precluded from seeking new rates in a majority of its divisions until after June 2017 due to various agreements with the MPUC, but is evaluating how and when this new mechanism can be implemented.

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

During the preparation of the Condensed Consolidated Financial Statements for the quarter ended June 30, 2016, the Company identified two errors related to the accounting treatment of stock-based performance awards granted to officers of the Company. First, the Company had mistakenly classified all stock-based performance awards as equity awards and, secondly, incorrectly marked those awards to the market price of the Company’s common stock price at the end of each reporting period. A portion of these awards should have been classified as liability awards and only those awards should have been marked-to-market based on the Company’s common stock price. During the second quarter of 2016, the Company reversed all of the incorrectly recorded mark-to-market expense as a cumulative out-of-period adjustment resulting in a one-time benefit of approximately $2.6 million on the Operation and Maintenance line item on its Condensed Consolidated Statements of Income for the three months ended June 30, 2016 and $1.6 million for the six months ended June 30, 2016. Approximately $1.6 million of the out of period adjustment pertained to years prior to 2016, with the remaining $1.0 million related to the first quarter of 2016. Additionally, the Company decreased its Common Stock Without Par Value and increased its Long-Term Compensation Arrangement line items on the Condensed Consolidated Balance Sheet as of June 30, 2016 by approximately $0.6 million to reflect both the awards that should have been classified as liability awards and their corresponding mark-to-market adjustments.

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

Borrowing Facilities

As of September 30, 2016, the Company maintained a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2020.  The Company maintained an additional line of credit of $45.0 million with RBS Citizens, N.A., with an expiration date of April 25, 2021.  As of September 30, 2016, the total lines of credit available to the Company were $60.0 million.  As of September 30, 2016 and December 31, 2015, the Company had $21.8 million and $16.1 million, respectively, of Interim Bank Loans Payable. As of September 30, 2016, the Company had $38.2 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

On March 17, 2015, Maine Water completed the issuance of $1,864,050 aggregate principal amount of its First Mortgage Bonds, Series Q, 0.01% due March 17, 2035 (the “Series Q Bonds”). The Series Q Bonds were issued by Maine Water to the Bank and the proceeds of the issuance were loaned (the “Series Q Loan”) by the Maine Municipal Bond Bank (the “Bank”) to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of March 17, 2015. The proceeds of the Series Q Loan were used by Maine Water to fund various water facilities projects, including the replacement of a booster station and modifications to a treatment plant, each located in the City of Biddeford, Maine.

On November 25, 2015, Maine Water completed the issuance of $2,487,630 aggregate principal amount of its First Mortgage Bonds, Series R, 1.0% due November 25, 2025 (the “Series R Bonds”). The Series R Bonds were issued by Maine Water to the Bank and the proceeds of the issuance were loaned (the “Series R Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of November 25, 2015. The proceeds of the Series R Loan were used by Maine Water to fund the construction of a 3 million gallon water storage tank, located in the City of Biddeford, Maine, which replaced an existing in-ground 7.5 million gallon reservoir.

In April 2016, Connecticut Water filed an application with PURA to issue promissory notes in the aggregate principal amount of up to $49,930,000 with CoBank, ACB (“CoBank”) under its existing Master Loan Agreement by and between Connecticut Water and CoBank dated October 29, 2012, in order for Connecticut Water to redeem its $19,930,000 2009A Series of outstanding Water Facility Revenue Bonds previously issued by the Connecticut Development Authority (the “2009A Bonds”) and to provide $30,000,000 to partially fund its ongoing construction program. On June 1, 2016, Connecticut Water issued $30,000,000, at 4.36%, in debt under its existing Master Loan Agreement with CoBank, with a maturity date of May 20, 2036. On July 7, 2016, Connecticut Water issued $19,930,000, at 4.04%, in debt under its existing Master Loan Agreement with CoBank, with a maturity date of July 7, 2036. Connecticut Water used the proceeds to immediately pay of the the $19,930,000 2009A Series of outstanding Water Facility Revenue Bonds.

In addition to paying off the 2009 A Series, Due 2039 using the proceeds of the July CoBank issuance discussed above, during the first nine months of 2016, the Company paid approximately $772,000 related to Connecticut Water Service’s Term Note Payable issued as part of the 2012 acquisition of Maine Water and approximately $905,000 in sinking funds related to Maine Water’s outstanding bonds.

Credit Rating

On February 11, 2016, Standard & Poor’s Ratings Services (“S&P”) affirmed its ‘A’ corporate credit rating on the Company. Additionally, S&P also affirmed the Company’s ratings outlook as stable.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) for all registered shareholders and for the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company’s appointment of a new common stock transfer agent. During the nine months ended September 30, 2016 and 2015, plan participants invested $1,232,000 and $1,134,000, respectively, in additional shares as part of the DRIP.

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

Results of Operations

Three months ended September 30
Net Income for the three months ended September 30, 2016 increased from the same period in the prior year by $780,000 to $9,535,000. Earnings per basic average common share were $0.86 and $0.80 during the three months ended September 30, 2016 and 2015, respectively.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	September 30, 2016	September 30, 2015	Increase/(Decrease)
Water Operations	$9,352	$8,108	$1,244
Real Estate Transactions	2	351	(349)
Services and Rentals	181	296	(115)
Total	$9,535	$8,755	$780

See the discussion below for details on the increase in the Water Operations Net Income:

Revenue

Revenue from our water customers increased by $1,033,000, or 3.6%, to $29,477,000 for the three months ended September 30, 2016 when compared to the same period in 2015.  The primary driver for this increase was due to higher WISC and WICA surcharges in Maine and Connecticut, respectively.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense decreased by $690,000, or 5.7%, for the three months ended September 30, 2016 when compared to the same period of 2015. The following table presents the components of O&M expense for the three months ending September 30, 2016 and 2015 (in thousands):

Expense Components	September 30, 2016	September 30, 2015	Increase / (Decrease)
Mark-to-market	$(72)	$375	$(447)
Pension	780	1,096	(316)
Outside services	838	1,043	(205)
Maintenance	824	950	(126)
Post-retirement medical	109	184	(75)
Customer	354	421	(67)
Vehicles	352	416	(64)
Payroll	3,893	3,954	(61)
Investor relations	149	165	(16)
Water treatment (including chemicals)	790	777	13
Utility costs	1,029	1,013	16
Property and liability insurance	395	373	22
Purchased water	616	469	147
Other benefits	640	230	410
Medical	614	357	257
Other	184	362	(178)
Total	$11,495	$12,185	$(690)

The changes in individual items are described below:

•
Due to the errors in calculating mark-to-market expense that were corrected in the second quarter of 2016, there are considerably fewer shares that were marked-to-market than in the three months ended September 30, 2016 when compared to the same period of 2015. The reduction to O&M expense in the three months ended September 30, 2016 relates to the decrease in the Company’s stock price between June 30, 2016 and September 30, 2016;

•	Pension and post-retirement medical costs decreased primarily due to an increase in the discount rate used in determining 2016 expense compared to the discount rate used to determine the 2015 expense;

•	Outside services decreased primarily due to a reduction in costs associated with outside contractors and consultants;

•
Customer costs decreased primarily due to a reduction in customer communications in the third quarter of 2016 when compared to the same period of 2015 and a decrease in legal collection fees. These decreases were partially offset by costs associated with a new voluntary water conservation program that rewards customers for reducing their 2016 consumption by 10% compared to their 2015 consumption;

•	Payroll costs decreased primarily due to an increase in the amount of employee time charged to capital projects in the period ended September 30, 2016; and

•
Investor relations costs decreased primarily due to a reduction in directors fees due to the retirement of a member of the Board of Directors and a reduction in costs associated with an investor relations consultant during the period ending September 30, 2016.

The decreases described above were partially offset by the following increases to O&M expense:

•	Medical costs increased primarily due to an increase in claims made by employees and their families;

•	Other benefits increased primarily due to costs associated with the Company’s performance stock plans; and

•
Purchased water costs increased primarily due to an increase in the amount of water purchased from neighboring utilities, particularly in the Company’s Shoreline Region in Connecticut which has experienced continuing drought conditions during 2016.

The Company saw an approximate $220,000, or 6.8%, increase in its Depreciation expense from the three months ended September 30, 2016 compared to the same period in 2015.  The increase was primarily due to higher Utility Plant in Service as of September 30, 2016 compared to September 30, 2015 driven by spending on WICA and WISC projects in Connecticut and Maine, respectively.

Other Income (Deductions), Net of Taxes decreased for the three months ended September 30, 2016 by $345,000. The primary driver of this decrease was the reduction in Gain on Real Estate Transactions during the three months ended September 30, 2016 related to a land donation which generated tax benefits in the third quarter of 2015, compared with a small land sale during the same period in 2016. Partially offsetting this decrease was an increase in Allowance for Funds Used During Construction (“AFUDC”) during 2016 due primarily to an increase in the monthly balances of Construction Work in Progress through September 30, 2016 when compared to the same period in 2015 as a result of the ongoing construction of a major treatment plant in Connecticut.

Total Interest and Debt Expense increased by $105,000 in the three months ended September 30, 2016 when compared to the same period in 2015. The primary reason for the increase in Interest and Debt Expense was the result of higher debt balances outstanding at September 30, 2016 when compared to September 30, 2015.

Nine months ended September 30
Net Income for the nine months ended September 30, 2016 increased from the same period in the prior year by $2,093,000 to $22,626,000. Earnings per basic average common share increased by $0.18 to $2.05 during the nine months ended September 30, 2016.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	September 30, 2016	September 30, 2015	Increase/(Decrease)
Water Operations	$21,642	$19,142	$2,500
Real Estate Transactions	2	351	(349)
Services and Rentals	982	1,040	(58)
Total	$22,626	$20,533	$2,093

The Net Income from Water Operations for the nine months ended September 30, 2016 and 2015 were each impacted positively by non-recurring items. During the nine months ended September 30, 2016, the Company reversed incorrectly recorded mark-to-market expense as an out-of-period adjustment resulting in a one-time benefit (reduction) of approximately $1.6 million in Operation and Maintenance expense. Approximately $1.6 million of the out of period adjustment pertained to years prior to 2016, with the remaining $1.0 million related to the first quarter of 2016. During the nine months ended September 30, 2015, the Company recorded an approximate $2.1 million reduction to Income Tax expense related to a June 2015 MPUC approval of a settlement agreement between Maine Water and the State of Maine’s Office of Public Advocate that in part allowed for the flow through benefit of Maine Water’s adoption of the IRS’s Repair Regulations and the reversal of previously established reserves after the completion of an IRS audit of the Company’s 2012 federal tax return. The items discussed in detail below reflect the approximate $2.6 million increase in Net Income during the nine months ended September 30, 2016 after the impact of the above non-recurring items.

Revenue

Revenue from our water customers increased by $1,986,000, or 2.6%, to $77,084,000 for the nine months ended September 30, 2016 when compared to the same period in 2015.  The Company saw an increase in revenues in Maine due to rate increases in certain Maine Water divisions through regular rate increases and WISC surcharges and increased WICA surcharges in Connecticut.

Operation and Maintenance Expense

O&M expense decreased by $3,064,000, or 8.8%, for the nine months ended September 30, 2016 when compared to the same period of 2015. The following table presents the components of O&M expense (in thousands):

Expense Components	September 30, 2016	September 30, 2015	Increase / (Decrease)
Mark-to-market	$(1,465)	$24	$(1,489)
Pension	2,322	3,287	(965)
Outside services	2,238	2,774	(536)
Maintenance	2,351	2,578	(227)
Payroll	11,612	11,831	(219)
Post-retirement medical	329	545	(216)
Utility costs	2,899	3,014	(115)
Vehicles	1,132	1,181	(49)
Water treatment (including chemicals)	2,045	2,074	(29)
Property and liability insurance	1,114	1,129	(15)
Customer	1,263	1,115	148
Purchased water	1,281	1,132	149
Medical	1,989	1,694	295
Other benefits	1,394	571	823
Other	1,120	1,739	(619)
Total	$31,624	$34,688	$(3,064)

The changes in individual items are described below:

•
The decrease in mark-to-market expense was related to an out-of-period adjustment made during the second quarter of 2016 related to the incorrect accounting treatment of stock-based performance awards previously granted to officers of the Company. The Company had mistakenly classified certain stock-based performance awards as equity awards and, secondly, incorrectly marked those awards to the market price of the Company’s common stock price at the end of each reporting period. During the second quarter of 2016, the Company reversed all of the incorrectly recorded mark-to-market expense as an out-of-period adjustment resulting in a one-time benefit of $2.6 million, including a reversal of approximately $1.0 million in expense related to the first quarter of 2016 for a $1.6 million decrease for the nine month period ending September 30, 2016;

•	Pension and post-retirement medical costs decreased primarily due to an increase in the discount rate used in determining 2016 expense compared to the discount rate used to determine the 2015 expense;

•	Outside services decreased primarily due to a reduction in costs associated with outside contractors and consultants;

•	Payroll costs decreased primarily due an increase in the amount of employee time charged to capital projects in the nine months ended September 30, 2016;

•	Utility costs decreased primarily due to a reduction in electric and heating costs in the nine months ended September 30, 2016 when compared to the same period of 2015; and

•	Water treatment costs decreased in the nine months ended September 30, 2016 primarily due to a reduction in chemical costs due to procurement initiatives.

The decreases described above were partially offset by the following increases to O&M expense:

•	Other benefits increased primarily due to costs associated with the Company’s performance stock plans;

•
Medical insurance costs grew primarily due to an increase in the costs of claims filed by covered employees and their families and an increase in the Company’s costs associated with health spending accounts. These increases were partially off-set by an increase in employee contributions to the health plan, which has the effect of decreasing total medical costs;

•
Purchased water costs increased primarily due to an increase in the amount of water purchased from neighboring utilities, particularly in the Company’s Shoreline Region in Connecticut which has experienced continuing drought conditions during 2016; and

•	Customer costs increased primarily as a result of an increase in the allowance for uncollectible accounts.

The Company saw an approximate $681,000, or 7.1%, increase in its Depreciation expense from the nine months ended September 30, 2016 compared to the same period in 2015.  The primary driver of this increase was due to higher Utility Plant in

Service as of September 30, 2016 compared to September 30, 2015 as a result of spending related to WICA and WISC projects in Connecticut and Maine, respectively.

Income Tax expense increased by $1,406,000 in the nine months ended September 30, 2016 when compared to the same period in 2015 due to a higher effective income tax rate. The Company’s effective tax rate increased from 4.0% to 10.7% in the nine months ended September 30, 2016 compared to the same period in 2015. The primary drivers for the increase in the effective tax rate were the reversal, during 2015, of a previously established reserve in the amount of $1,185,000 relating to the completion of an IRS review of our 2012 Federal tax return and a credit of approximately $931,000 associated with the 2014 tax benefits being recognized as a result of the MPUC approval of a settlement agreement during the nine months ended of September 30, 2015.

Other Income (Deductions), Net of Taxes decreased for the nine months ended September 30, 2016 by $169,000. The primary driver of this decrease was an decrease in Gain on Real Estate Transactions during the nine months ended September 30, 2016 related to a land donation which generated tax benefits in the third quarter of 2015, compared with a small land sale during the same period in 2016. Partially offsetting this decrease was an increase in AFUDC during 2016 due primarily to an increase in the monthly balances of Construction Work in Progress through September 30, 2016 when compared to the same period in 2015 as a result of the ongoing construction of a major treatment plant in Connecticut.

Total Interest and Debt Expense increased by $89,000 in the nine months ended September 30, 2016 when compared to the same period in 2015. The primary reason for the increase in Interest and Debt Expense was the result of higher debt balances outstanding at September 30, 2016 when compared to September 30, 2015.

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

On the 2012 tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the Internal Revenue Service’s (“IRS”) temporary tangible property regulations. On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the provision in the amount of $1,185,000 in the first quarter of 2015. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  Through September 30, 2016, the Company has recorded, as required by FASB ASC 740, a provision of $1.7 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $6.3 million in the prior year for a cumulative total of $8.0 million.

The Company remains subject to examination by federal tax authorities for the 2013 through 2015 tax years; the State of Maine’s tax authorities for the 2013 through 2015 tax years; and the State of Connecticut’s tax authorities for the 2014 and 2015 tax years.

On July 28, 2016, the Town of Southbury filed a lawsuit against HVWC and Connecticut Water in Connecticut state court seeking a preliminary injunction to preclude the parties from completing the merger or taking other actions that the Town believes will prevent the Town from fully enforcing its ROFR rights. On August 5, 2016, a hearing was held in Waterbury Superior Court at which the Court ordered that the Town’s ROFR deadline be extended to November 14, 2016. The Court’s order allows the Company to continue the approval process, with both state utility regulators and the SEC.

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

•	the amount of repair tax deductions and the Internal Revenue Service’s ultimate acceptance of the deduction methodology;

•	delays in completing the mergers with HVWC and/or Avon Water, or difficulties in achieving anticipated benefits or cost savings from the merger; and

•	acquisition-related costs and synergies.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  As of September 30, 2016, the Company had $60.0 million of variable rate lines of credit with two banks, under which the Company had $21.8 million of interim bank loans payable at September 30, 2016.

As of September 30, 2016, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2016, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II, Item 1A: Risk Factors

Except as set forth below, information about the material risks related to our business, financial condition and results of operations for the nine months ended September 30, 2016 does not materially differ from that set out under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the information provided elsewhere in this report. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company’s business operations, financial condition or operating results.

The failure to consummate the pending acquisitions of The Heritage Village Water Company and The Avon Water Company could adversely affect our business.

We recently entered into separate acuisition agreements to acquire The Heritage Village Water Company (“HVWC”) and The Avon Water Company (“Avon Water”).  The transactions are subject to regulatory and other specified approvals, including in each case a final order of the PURA approving the transactions and the effectiveness under the Securities Act of 1933 (the “Securities Act”) of the Company’s registration statements on Form S-4 which are expected to be filed by in the fourth quarter of 2016.

The completion of these transactions are subject to risks and uncertainties.  First, if the required conditions and regulatory approvals are not satisfied or waived, then the acquisitions likely would not be completed.  Second, if the closing of the acquisitions are substantially delayed or the closings do not occur at all, or if the terms of the acquisitions are required to be modified substantially due to regulatory concerns, we may not be able to realize the anticipated benefits of the acquisitions fully or at all.  Third, under certain circumstances specified in the resprective purchase agreements, we may be required to pay a termination fee if under specified circumstances if the agreements are terminated under specified circumstances.  Fourth, the failure to consummate the pending acquisitions may result in negative publicity and a negative impression of us in the investment community.  Fifth, the Town of Southbury Connecticut has filed a lawsuit in Connecticut state court challenging the acquisition of HVWC and seeking to protect the Town’s right of first refusal under HVWC’s certificate of incorporation. There can be no assurance that our business, the price of our common stock or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the acquisitions, if one or both of the acquisitions are not consummated.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended September 30, 2016.

Part II, Item 6: Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated May 11, 1998 (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 27, 1998 (Exhibit 3 to Form 8-K filed on September 25, 1998).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.3 to Form 10-K for the year ended 12/31/14).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended 3/31/04).

3.5	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.6	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 16, 2007. (Exhibit 3.1 to Form 8-K filed on August 21, 2007).

10.1	Merger Agreement between and among Connecticut Water Service, Inc., The Avon Water Company, and WC-A I, Inc., dated October 11, 2016 (Exhibit 10.1 to Form 8-K filed on October 12, 2016).

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32**	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)

Date:	November 8, 2016	By: /s/ David C. Benoit
David C. Benoit Senior Vice President – Finance and Chief Financial Officer

Date:	November 8, 2016	By: /s/ Robert J. Doffek
Robert J. Doffek Controller