Form 10-K
period 2016-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2017-03-13
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period to from

Commission File Number 0-8084
Connecticut Water Service, Inc.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0739839 (I.R.S. Employer Identification No.)

93 West Main Street, Clinton, CT (Address of principal executive office)	06413 (Zip Code)

Registrant’s telephone number, including area code (860) 669-8636
Registrant’s website:  www.ctwater.com

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class Common Stock, without par value	Name of each exchange on which registered The Nasdaq Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2016, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was $619,633,255 based on the closing sale price on such date as reported on the NASDAQ.

Number of shares of Common Stock, no par value, outstanding as of February 1, 2017 was 11,258,790, including 227,673 common stock equivalent shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Document is Incorporated

Definitive Proxy Statement, to be filed on or about March 30, 2017, for Annual Meeting of Shareholders to be held on May 11, 2017.	Part III

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

•	the amount of repair tax deductions and the Internal Revenue Service’s ultimate acceptance of the deduction methodology;

•	delays in completing the merger with The Avon Water Company, or difficulties in achieving anticipated benefits or cost savings from the merger; and

•	acquisition-related costs and synergies.

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•	changes in public utility regulations and policies;

•	changes in general economic, business, credit and financial market conditions;

•	changes in environmental conditions, including those that result in water use restrictions;

•	the determination of what qualifies for a repair expense tax deduction;

•	abnormal weather conditions;

•	increases in energy and fuel costs;

•	unfavorable changes to the federal and/or state tax codes;

•	significant changes in, or unanticipated, capital requirements;

•	significant changes in our credit rating or the market price of our common stock;

•	our ability to integrate businesses, technologies or services which we may acquire;

•	our ability to manage the expansion of our business;

•	the continuous and reliable operation of our information technology systems, including the impact of cyber security attacks or other cyber-related events;

•	the extent to which we are able to develop and market new and improved services;

•	the continued demand by telecommunication companies for antenna site leases on our property;

•	the effect of the loss of major customers;

•	our ability to retain the services of key personnel and to hire qualified personnel as we expand;

•	labor disputes;

•	increasing difficulties in obtaining insurance and increased cost of insurance;

•	cost overruns relating to improvements or the expansion of our operations;

•	increases in the costs of goods and services;

•	civil disturbance or terroristic threats or acts; and

•	changes in accounting pronouncements.

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

PART I

ITEM 1.  BUSINESS

The Company

The Registrant, Connecticut Water Service, Inc. (referred to as “the Company”, “we”, “us”, or “our”) was incorporated in 1974, with The Connecticut Water Company (“Connecticut Water”) as its largest subsidiary which was organized in 1956. Connecticut Water Service, Inc. is a non-operating holding company, whose income is derived from the earnings of its five wholly-owned subsidiary companies as of December 31, 2016.  In 2016, approximately 95% of the Company’s net income was attributable to water operations carried out within its regulated water companies, Connecticut Water and The Maine Water Company (“Maine Water”), together the “Regulated Companies”.  As of December 31, 2016, the Regulated Companies supplied water to 124,968 customers, representing a population of approximately 400,000, in 77 municipalities throughout Connecticut and Maine.  The Regulated Companies are subject to state regulation regarding financial issues, rates, and operating issues, and to various other state and federal regulatory agencies concerning water quality and environmental standards.

In addition to its Regulated Companies, the Company owns two active unregulated companies.  In 2016, these unregulated companies, together with real estate transactions within Connecticut Water, contributed the remaining 5% of the Company’s net income through real estate transactions as well as services and rentals.  The two active unregulated companies are Chester Realty, Inc., a real estate company in Connecticut; and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services.

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

Additionally, information concerning the Company’s 2017 Annual Meeting Materials (2016 Annual Report and 2017 Proxy Statement) can be found under the “INVESTORS” menu, under the “Investor Resources” tab when the Annual Meeting Materials are filed with the SEC on or about March 30, 2017.

Copies of each of the Company’s SEC filings (without exhibits) and corporate governance documents mentioned above will also be mailed to investors, upon request, by contacting the Company’s Corporate Secretary, Kristen A. Johnson, at Connecticut Water, 93 West Main Street, Clinton, CT 06413.

Our Regulated Companies

Our Regulated Companies are subject to seasonal fluctuations and weather variations.  The demand for water is generally greater during the warmer months than the cooler months due to customers’ incremental water consumption related to cooling systems and various outdoor uses such as private and public swimming pools and lawn sprinklers.  Demand will vary with rainfall and temperature levels from year to year and season to season, particularly during the warmer months. The financial risk associated with changes in demand was mitigated in the State of Connecticut due to the adoption of the Water Revenue Adjustment (“WRA”) by Connecticut Water in 2013.

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

Regulatory Matters

The rates we charge our water customers in Connecticut and Maine are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”), respectively.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water’s allowed return on equity and return on rate base, effective as of December 31, 2016 were 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2016 were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Both Connecticut Water and Maine Water are permitted to add surcharges to customers’ bills in order to recover certain approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments in Connecticut, as discussed in more detail below.

Heritage Village Water Company Acquisition
On May 10, 2016, the Company announced that it had reached an agreement to acquire The Heritage Village Water Company ("HVWC"), pending a vote of HVWC shareholders, approval by PURA and MPUC and the satisfaction of other various closing conditions, pursuant to the terms of that certain Agreement and Plan of Merger dated May 10, 2016 between and among HVWC, the Company, and HAC, Inc., the Company’s wholly-owned Maine subsidiary (the “Merger Agreement”). HVWC serves approximately 4,700 water customers in the Towns of Southbury, Middlebury, and Oxford, Connecticut and approximately 3,000 wastewater customers in the Town of Southbury, Connecticut.

Under the Merger Agreement, the acquisition was agreed to be executed through a stock-for-stock merger transaction valued at approximately $16.1 million. Holders of HVWC common stock will receive shares of the Company’s common stock in a tax-free exchange. In addition the transaction reflects a total enterprise value of HVWC of approximately $20.7 million.

The Company received regulatory approval from MPUC on September 28, 2016 and from PURA on December 5, 2016, to proceed with the transaction. The shareholders of HVWC voted to approve the acquisition at a special meeting of HVWC’s shareholders held on February 27, 2017.

On February 27, 2017, the Company completed the acquisition of HVWC by completing the merger of Connecticut Water’s wholly-owned subsidiary HAC, Inc. with and into HVWC, with HVWC as the surviving corporation, pursuant to the terms of the Merger Agreement and Connecticut corporate law. Upon the effective time of the Merger, the holders of HVWC’s 1,620 issued and outstanding shares of common stock became entitled to receive an aggregate of 300,445 shares of the Company’s common stock in a tax-free exchange, which exchange was commenced by the issuance of a letter of transmittal and related materials by Connecticut Water’s exchange agent.

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

The Boards of Directors of the Company and Avon Water have each unanimously approved the Avon Agreement and the transactions contemplated thereby. Consummation of the merger is subject to regulatory, Avon Water shareholder and other specified approvals described below and is expected to be consummated by the end of the third quarter of 2017.

Under the terms of the Avon Agreement, each of the 121,989 Avon Water common stock shares outstanding at the time of the closing of the merger will be exchanged and converted into the right to receive the following merger consideration: (i) a cash payment of $50.37; and (ii) a stock consideration component, consisting of 4.38 shares of Company Common Stock, provided that the Company’s Share Price (as defined below) over a specified period prior to the closing date of the merger is equal to or greater than $45.00 but less than or equal to $52.00. If the Company’s Share Price is less than $45.00 as of the closing date, each share of Avon Water common stock issued and outstanding at the time of the closing of the merger will be exchanged and converted into the right to receive that number of shares of Company Common Stock equal to 197.10 divided by the Company’s Share Price, rounded to the nearest hundredth. If the Company’s Share Price is more than $52.00 as of the closing date, each share of Avon Water common stock issued and outstanding at the time of the closing of the merger will be exchanged and converted into the right to receive that number of shares of Company Common Stock equal to 227.76 divided by the Company’s Share Price, rounded to the nearest hundredth. The “Company’s Share Price” is determined by calculating an average of the closing prices for shares of the Company’s Common Stock on the Nasdaq Stock Market, LLC for the twenty trading days immediately preceding the third business day prior to the closing of the Merger. Holders of Avon Water common stock prior to the Merger will receive cash in lieu of fractional shares of Company Common Stock.

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

The obligation of the parties to complete the merger is subject to the satisfaction or waiver on or prior to the closing date of certain specified conditions, including the following: (i) receipt of final and non-appealable orders from each of PURA and the MPUC approving the merger in form and substance reasonably acceptable to the parties; (ii) approval of the merger by the affirmative vote of the holders of not less than two-thirds (66 2/3rd %) Avon Water’s issued and outstanding shares of common stock as required under the Connecticut Business Corporation Act; (iii) the receipt of all other necessary consents or approvals to the merger; (iv) approval for listing of the Company Common Stock to be issued in the merger on the Nasdaq Stock Market, LLC; (v) the absence of laws, orders, judgments and injunctions that restrain, enjoin or otherwise prohibit consummation of the Merger; (vi) effectiveness under the Securities Act of the Company’s registration statement on Form S-4 relating to the issuance of the Company Common Stock in the merger and absence of any stop order in respect thereof or proceedings by the SEC for that purpose; (vii) the receipt of a legal opinion from counsel to Avon Water regarding certain corporate law matters; (viii) the receipt of a customary tax opinion from counsel to the Company that will state that the merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986; (ix) the accuracy of representations and warranties with respect to the businesses of Avon Water and the Company and compliance by Avon Water and the Company with their respective covenants contained in the Avon Agreement; (xi) no event(s) occurring that could reasonably be expected to result in either a “Company Material Adverse Effect” or a “CWS Material Adverse Effect” (each, as defined in the Avon Agreement) and (xii) holders of no more than 5% of Avon Water’s common stock have exercised appraisal rights under Connecticut law.

The Avon Agreement contains certain termination rights for both the Company and Avon Water and further provides that, in connection with the termination of the Avon Agreement under specified circumstances, Avon Water may be required to pay to the Company, or the Company may be required to pay to Avon Water, a termination fee of $200,000 in cash, as liquidated damages.

During the fourth quarter of 2016, Connecticut Water filed an application with PURA seeking approval of the transaction, which the Company expects to receive in April 2017.

Connecticut Rates
In Connecticut, the Water Infrastructure Conservation Adjustment (“WICA”) was 7.13%, 4.19% and 1.59% above base rates at December 31, 2016, 2015, and 2014, respectively. On January 26, 2017, Connecticut Water filed a WICA application with the PURA requesting a 1.09% surcharge to customers’ bills, representing approximately $8.5 million in WICA related projects. Additionally, on February 9, 2017, Connecticut Water filed its annual WICA reconciliation which requested a 0.06% surcharge, which would replace the 0.03% reconciliation adjustment filed in January 2016. If approved as filed, Connecticut Water’s cumulative WICA surcharge, effective April 1, 2017, will be 8.25%.

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

Connecticut Water’s allowed revenues for the year ended December 31, 2016, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, were approximately $76.7 million. Through normal billing for the year ended December 31, 2016 operating revenue for Connecticut Water would have been approximately $75.6 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $1.1 million in additional revenue for the year ended December 31, 2016. During the years ended December 31, 2015 and 2014, Connecticut Water recorded $1.6 million and $3.7 million, respectively, in additional revenue related to the WRA.

Maine Rates
In Maine, the overall, approved cumulative Water Infrastructure Charge (“WISC”) for all divisions was 4.7%, 1.6% and 2.0% above base rates as of December 31, 2016, 2015 and 2014, respectively. Two pending WISC filings as of December 31, 2016 have since been approved in the first quarter of 2017, bringing the total to 6.5%.

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

A newly passed water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015. Maine Water is currently precluded from seeking new rates in certain divisions due to various agreements with the MPUC, but is evaluating how and when this new mechanism can be implemented.

Our Water Systems

As of December 31, 2016, our water infrastructure consisted of 75 noncontiguous water systems in the States of Connecticut and Maine.  Our system, in total, consists of approximately 2,100 miles of water main and reservoir storage capacity of 9.4 billion gallons.  The safe, dependable yield from our 236 active wells and 25 surface water supplies is approximately 176 million gallons per day.  Water sources vary among the individual systems, but overall approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells.

For the year-ended December 31, 2016, our Regulated Companies’ 124,968 customers consumed approximately 9.8 billion gallons of water, generating $98,667,000 in operating revenues.  We supply water, and in most cases, fire protection to all or portions of 77 towns throughout Connecticut and Maine.

The following table breaks down the above total figures by customer class as of December 31, 2016, 2015, and 2014:

	2016	2015	2014
Customers:
Residential	111,494	110,254	109,662
Commercial	8,626	8,569	8,586
Industrial	479	478	484
Public Authority	948	964	943
Fire Protection	2,876	2,815	2,834
Other (including non-metered accounts)	545	553	562
Total	124,968	123,633	123,071
Water Revenues (in thousands):
Residential	$59,884	$58,439	$57,095
Commercial	12,250	11,816	11,473
Industrial	3,176	3,229	2,984
Public Authority	3,510	3,193	3,215
Fire Protection	18,486	18,016	17,757
Other (including non-metered accounts)	1,361	1,348	1,496
Total	$98,667	$96,041	$94,020
Customer Water Consumption (millions of gallons):
Residential	6,583	6,551	6,341
Commercial	1,954	1,941	1,865
Industrial	724	777	739
Public Authority	539	503	483
Total	9,800	9,772	9,428

The Regulated Companies own various small, discrete parcels of land that are no longer required for water supply purposes.  At December 31, 2016, this land totaled over 600 acres.  Over the past several years, we have been disposing of these land parcels through sales and/or donations, primarily to towns and municipalities. For more information, please refer to Segments of Our Business below.

Additional information on land dispositions can be found in Item 7 – “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Commitments and Contingencies”.

University of Connecticut Agreement
Connecticut Water and the University of Connecticut (“UCONN”) negotiated a definitive agreement for Connecticut Water to provide a long-term supply of potable water for UCONN’s Storrs campus facilities which was approved by the Board of Trustees at their December 11, 2013 meeting and executed on December 18, 2013. The definitive agreement is consistent with the requirements of the project’s Environmental Impact Evaluation (“EIE”) and record of decision, as approved by the Office of Policy and Management, an agency of the State of Connecticut, that identified the Company as the preferred option to supply UCONN and the Town of Mansfield, Connecticut with up to 2.2 million gallons of water per day over the next 47 years.  Connecticut Water funded a 5-mile pipeline from Tolland and other necessary infrastructure improvements at no cost to UCONN, the Town or the state’s taxpayers to serve the area. The Company was responsible for obtaining any required regulatory permits, licenses and approvals to implement the water supply solution, including but not limited to those from PURA, the Connecticut Department of Energy and Environmental Protection (“DEEP”) and the Connecticut Department of Public Health (“DPH”). The capital improvements were completed on time and the pipeline was connected to the UCONN campus in December 2016, which was within the agreed upon timeframe.

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

The former off-campus customers of UCONN in the Town of Mansfield became customers of Connecticut Water in December 2016.

Competition

Our Regulated Companies face competition from a few small privately-owned water systems operating within, or adjacent to, our franchise areas and from municipal and public authority systems whose service areas in some cases overlap portions of our franchise areas.

Employees

As of December 31, 2016, we employed a total of 266 people.  Our employees are not covered by collective bargaining agreements.

Executive Officers of the Registrant

The following is a list of the executive officers of the Company as of March 13, 2017:

Name	Age in 2017*	Offices	Period Held or Prior Position	Term of Office Expires
E. W. Thornburg	56	Chairman, President, and Chief Executive Officer	Held positions since March 2006	2017 Annual Meeting
D. C. Benoit	60	Senior Vice President – Finance, Chief Financial Officer and Treasurer	Held current position or other executive position with the Company since April 1996	2017 Annual Meeting
C. J. Patla	50	Vice President – Service Delivery	Held current position or other engineering position with the Company since June 1990	2017 Annual Meeting
M. P. Westbrook	58	Vice President – Customer and Regulatory Affairs	Held current position or other management position with the Company since September 1988	2017 Annual Meeting
K. A. Johnson	50	Vice President – Human Resources and Corporate Secretary	Held current position or other human resources position with the Company since May 2007	2017 Annual Meeting
J. E. Wallingford	60	Division President – The Maine Water Company	President of The Maine Water Company (and its predecessor companies) since 1993	Retiring effective March 31, 2017

* - Age shown is as of filing date of March 13, 2017.

For further information regarding the executive officers see the Company’s Proxy Statement to be filed on or about March 30, 2017.

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

Real Estate Transactions – Our Real Estate Transactions segment involves the sale or donation for income tax benefits of our real estate holdings.  These transactions can be effected by any of our subsidiary companies.  Through land donations and sales in previous years, the Company earned tax credits to use in future years.  The Company is limited by time and the amount of taxable income when using these credits.  In the year ended December 31, 2014, the Company sold two small parcels of real estate, resulting in net income of $50,000. During 2015, the Company donated land associated with a previously sold land conservation easement in Connecticut and the sale of three small parcels of land in Maine. These transactions generated $349,000 in net income in the Real Estate segment. For the year ended December 31, 2016, the Company sold a small parcel of land and adjusted previously adjusted tax reserves related to previously completed land sales/donations resulting in a loss of $54,000. Net income from the Real Estate Transactions segment is shown net in the “Other Income (Deductions), Net of Taxes” portion of the Company’s Consolidated Statements of Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting” in the Company’s “Notes to the Consolidated Financial Statements”.

A breakdown of the net income of this segment between our regulated and unregulated companies for the past three years is as follows:

	(Loss) Income from Real Estate Transactions
	Regulated	Unregulated	Total
2016	$(54,000)	$—	$(54,000)
2015	$349,000	$—	$349,000
2014	$4,000	$46,000	$50,000

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

Linebacker is an optional service line protection program offered by the Company to eligible residential customers through NEWUS in Connecticut and Maine Water in Maine covering the cost of repairs for leaking or broken water service lines which provide drinking water to a customer’s home.  For customers who enroll in this program, the Company will repair or replace a leaking or broken water service line, curb box, curb box cover, meter pit, meter pit cover, meter pit valve plus in-home water main shut off valve before the meter.  This was the fifth year that NEWUS has successfully offered expanded coverage to Connecticut Water customers for failure of in-home plumbing, sewer and septic drainage lines and implemented modified terms and conditions with limitations on certain coverages. As of December 31, 2016, NEWUS had approximately 20,000 customers enrolled in its Linebacker protection program and over 35% were enrolled in one of our expanded coverage plans. Depending on the coverage selected, Linebacker prices range between $85 and $185 per year for residential customers. Maine Water offers basic service line protection under Linebacker to its customers at a rate of $85. As of December 31, 2016, Maine Water had approximately 2,500 customers enrolled in Linebacker. During 2015, NEWUS began expanding its Linebacker offering in towns in the State of Connecticut not currently served by Connecticut Water.

Some of the services listed above have limited competition. However, the Company has seen competitors in the service line protection business begin to market to Connecticut Water and Maine Water customers. Additionally, there can be considerable competition for contract operations of large water and wastewater facilities and systems. The Company sought to develop a niche market by attaching our name to service line protection plans and by seeking to serve smaller facilities and systems in our service areas where there is less competition.  The Services and Rentals segment has provided between 5-8% of our overall net income in 2016, 2015, and 2014.  Net income generated by this segment of our business was $1,219,000, $1,394,000 and $1,471,000 for the years 2016, 2015, and 2014, respectively.

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

As of December 31, 2016, we had approximately $197.0 million in long-term debt outstanding.  Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance.  Our performance is affected by many factors, some of which are beyond our control.  We believe that our cash generated from operations, and, if necessary, borrowing under our existing and planned credit facilities, will be sufficient to enable us to make our debt payments as they become due.  If, however, we do not generate sufficient cash, we may be required to refinance our obligations or sell additional equity, which may be on terms that are not as favorable to the Company as current terms.

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

During certain periods of the Unites States credit and liquidity crisis of 2008-2009, the volatility and disruption in the credit and banking markets reached unprecedented levels.  In many cases, the markets contained limited credit capacity for certain issuers, and lenders had requested shorter terms.  The market for new debt financing was limited and in some cases not available at all.  In addition, the markets had increased the uncertainty that lenders will be able to comply with their previous commitments.  The Company noted improvements during the second half of 2009 and continuing through 2016.  If significant market disruption and volatility return, the Company may not be able to refinance our existing debt when it comes due, draw upon our existing lines of credit or incur additional debt, which may require us to seek other funding sources to meet our liquidity needs or to fund our capital expenditures budget.  We cannot assure you that we will be able to obtain debt or other financing on reasonable terms, or at all.

Failure to maintain our existing credit ratings could affect our cost of funds and related margins and liquidity position.

Since 2003, Standard & Poor’s Ratings Services (“S&P”) has rated our outstanding debt and has given credit ratings to us and our subsidiary The Connecticut Water Company.  Their evaluations are based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting.  In March 2017, S&P affirmed its ‘A’ corporate credit rating on the Company. Additionally, S&P also affirmed the Company’s ratings outlook as stable.

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

We are obligated to comply with debt covenants under our loan and debt agreements.  Failure to comply with covenants under our credit facilities could result in an event of default, which if not timely cured or waived, could result in us being required to repay or finance these borrowings before their due date, could limit future borrowings, and result in cross default issues and increase our borrowing costs.  The covenants are normal and customary in bank and loan agreements.  The Company and its subsidiaries were in compliance with all covenants at December 31, 2016.

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

Environmental laws and regulations are complex and change frequently.  These laws, and the enforcement thereof, have tended to become more stringent over time.  For example, Connecticut is in the process of adopting a revision to its Water Diversion Regulations.  The proposed revision would restrict the current exemption from Water Diversion permitting for certain expansions of service beyond Exclusive Service Areas identified as of October 2016.  If this regulatory change is approved by the General Assembly’s Legislative Regulation Review Committee, Water Diversion permits will be required for more service area expansions. While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and our permits, it is possible that new or stricter standards could be imposed that will raise our operating costs.  Although these costs may be recovered in the form of higher rates, there can be no assurance that either the PURA or the MPUC would approve rate increases to enable us to fully recover such costs.  In summary, we cannot be assured that our costs of complying with, or discharging liabilities under, current and future environmental and health and safety laws will not adversely affect our business, results of operations or financial condition.

Our business has inherently dangerous workplaces. If we fail to maintain safe work sites, we can be exposed to not only people impacts but also to financial losses such as penalties and other liabilities.

Our safety record is critical to our reputation. We maintain health and safety standards to protect our employees, customers, vendors and the public. Although we intend to adhere to such health and safety standards and aim for zero injuries, it is extremely difficult to avoid accidents at all times.

Our business sites, including construction and maintenance sites, often put our employees and others in close proximity with large pieces of equipment, moving vehicles, pressurized water, underground trenches and vaults, chemicals and other regulated materials. On many sites we are responsible for safety and, accordingly, must implement safety procedures. If we fail to implement such procedures or if the procedures we implement are ineffective or are not followed by our employees or others, our employees and others may be injured or die. Unsafe work sites also have the potential to increase employee turnover and raise our operating costs. Any of the foregoing could result in financial losses, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

In addition, our operations can involve the handling and storage of hazardous chemicals, which, if improperly handled, stored or disposed of, could subject us to penalties or other liabilities. We are also subject to regulations dealing with occupational health and safety. Although we maintain functional employee groups whose primary purpose is to ensure we implement effective health, safety, and environmental work procedures throughout our organization, including construction sites and maintenance sites, the failure to comply with such regulations or procedures could subject us to liability.

Climate change laws and regulations may be adopted that could require compliance with greenhouse gas emissions standards and other climate change initiatives. Additional capital expenditures could be required and our operating costs could be increased in order to comply with new regulatory standards imposed by federal and state environmental agencies.

Climate change has been receiving ever increasing attention worldwide in the past decade.  Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.  Possible new climate change laws and regulations, if enacted, may require us to monitor and/or change our utility operations.  It is possible that new standards could be imposed that will require additional capital expenditures or raise our operating costs.  Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations, or cash flows.  Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that either the PURA or the MPUC or other regulatory bodies that govern our business would permit us to recover such expenditures and costs.  We cannot assure you that our costs of complying with new standards or laws will not adversely affect our business, results of operations or financial condition.

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

DEEP has finalized stream classifications in two areas of the state where Connecticut Water maintains and operates sources of supply.  Other areas of the state, including areas where Connecticut Water operates, remain to be classified.  The Company remains engaged in the process in order to minimize impact to our available water supply.  Although significantly and favorably modified from prior versions, the regulations still have the potential to lower our safe yield, raise our capital and operating expenses and adversely affect our revenues and earnings.  Because they affect only a subset of the Company’s supplies and allow for releases to be scaled back in response to drought events, the overall impact is anticipated to be manageable.  Costs associated with the regulations may be recovered in the form of higher rates.  Although there can be no assurance the PURA would approve rate increases to enable us to recover all such costs, legislation passed in 2013 allows for a WICA surcharge to recover capital improvement costs necessary to achieve compliance with the regulations.

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

We depend on an adequate water supply to meet the present and future demands of our customers.  Changes in regulatory requirements could affect our ability to utilize existing supplies and/or secure new sources, as required.  Insufficient supplies or an interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Drought conditions could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers. An interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Moreover, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions, which may adversely affect our revenues and earnings. Persistent dry weather and continued drought conditions in 2016 in the State of Connecticut prompted Connecticut Water to join other major water utilities in the state and request that all customers voluntarily reduce their water usage by 10% in July in an effort to extend the availability of existing supplies and to support the rivers and streams in the state. While supplies in our reservoirs are lower than normal, Connecticut Water also has groundwater sources in nearly all of its water systems that provide operational flexibility so we are not solely dependent on our reservoirs for water supply. Connecticut Water continues to encourage all customers to reduce their water usage by 10% and, in October, began asking customers in the shoreline communities of Guilford, Madison, Clinton, Westbrook and Old Saybrook to reduce their water usage by 15%. Connecticut Water will continue to monitor precipitation rates, reservoir levels, and water demands and will modify its request for water conservation measures accordingly.

Wastewater operations entail significant risks and may impose significant costs.

Wastewater collection and treatment and septage pumping and sludge hauling involve various unique risks.  If collection or treatment systems fail or do not operate properly, or if there is a spill, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing various damages and injuries, including environmental damage.  These risks are most acute during periods of substantial rainfall or flooding, which are the main causes of wastewater overflow and system failure.  Liabilities resulting from such damages and injuries could harm our business, financial condition, and results of operations.

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

Recognizing the increasing importance of managing and protecting electronic data, the Company, beginning in 2014, partnered with a consulting firm to evaluate the Company's cyber security strengths and vulnerabilities and to help in creating an evaluation of the Company's current information technology (“IT”) structure within the organization.  In April 2014, a cyber security assessment analysis identified and prioritized steps that the Company should take to enhance its security surrounding cyber security.  In September 2014, the consultant delivered a report related to the IT structure which contained recommendations aimed at strengthening the IT organization.  The Company has implemented the recommendations contained in the cyber security assessment and will continue to monitor developments across the cyber security environment.

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

An important element of our growth strategy is the acquisition and integration of water systems in order to move into new service areas and to broaden our current service areas.  As of December 31, 2016, our Regulated Companies serve 124,968 customers, or a population of approximately 400,000 people, in 77 municipalities throughout Connecticut and Maine.  We will be unable to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates.  It is our intent, when practical, to integrate any businesses we acquire with our existing operations.  The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management’s time and resources.  Future acquisitions by us could result in:

•	dilutive issuances of our equity securities;

•	incurrence of debt and contingent liabilities;

•	failure to have effective internal control over financial reporting;

•	fluctuations in quarterly results; and

•	other acquisition-related expenses.

Some or all of these items could have a material adverse effect on our business as well as our ability to finance our business and comply with regulatory requirements.  The businesses we acquire, including HVWC and Avon Water, may not achieve sales and profitability that would justify our investment and any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls.  In addition, as consolidation becomes more prevalent in the water and wastewater industries, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions.

The failure to consummate the pending acquisition of The Avon Water Company could adversely affect our business.

We recently entered into an acquisition agreement to acquire Avon Water.  The transaction is subject to regulatory and other specified approvals, including a final order of the PURA approving the transaction and the effectiveness under the Securities Act of 1933 (the “Securities Act”) of the Company’s registration statement on Form S-4 which is expected to be filed in the second quarter of 2017.

The completion of this transaction is subject to risks and uncertainties.  First, if the required conditions and regulatory approvals are not satisfied or waived, then the acquisition likely would not be completed.  Second, if the closing of the acquisition is substantially delayed or the closing does not occur at all, or if the terms of the acquisition are required to be modified substantially due to regulatory concerns, we may not be able to realize the anticipated benefits of the acquisition fully or at all.  Third, under certain circumstances specified in the purchase agreement, we may be required to pay a termination fee if the agreement is terminated under specified circumstances.  Fourth, the failure to consummate the pending acquisition may result in negative publicity and a negative impression of us in the investment community.  There can be no assurance that our business, the price of our common stock or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the acquisition, if the acquisition is not consummated.

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

We operate a number of water and wastewater systems under O&M contracts. Pursuant to these contracts, we operate the system according to the standards set forth in the applicable contract, and it is generally the responsibility of the owner of the system to undertake capital improvements. In some cases, we may not be able to convince the owner to make needed improvements in order to maintain compliance with applicable regulations. Although violations and fines incurred by water and wastewater systems may be the responsibility of the owner of the system under these contracts, those non-compliance events may reflect poorly on us as the operator of the system and damage our reputation, and in some cases, may result in liability to the same extent as if we were the owner. Effective February 27, 2017, the only wastewater O&M contract customer served by the Company was acquired as part of the Heritage Village acquisition.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

At December 31, 2016, the properties of our Regulated Companies consisted of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water.  In certain cases, Connecticut Water and Maine Water are or may be a party to limited contractual arrangements for the provision of water supply from neighboring utilities.  Water mains are located, for the most part, in public streets and, in a few instances, are located on land that we own in fee simple and/or land utilized pursuant to easement right, most of which are perpetual and adequate for the purpose for which they are held. Substantially all of our treatment, storage, and distribution properties are owned by our subsidiaries, Connecticut Water and Maine Water. A substantial portion of such properties owned by Maine Water are subject to liens of mortgage or indentures that secure bonds, notes and other evidences of long-term indebtedness.

The net utility plant of the Company at December 31, 2016 was solely owned by the Regulated Companies.  The “Net Utility Plant” balance as of December 31, 2016 was $601,396,000, approximately $55.1 million more than the balance of “Net Utility Plant” as of December 31, 2015, due primarily to normal plant additions and construction spending related to infrastructure improvements.

Sources of water supply owned, maintained, and operated by our Regulated Companies include 25 surface water supplies and 99 well fields, as of December 31, 2016.  In addition, Connecticut Water and Maine Water have agreements with various neighboring water utilities to provide water, at negotiated rates, to our water systems.  Collectively, these sources have the capacity to deliver approximately 75 million gallons of potable water daily to the 25 major operating systems. The Regulated Companies own, maintain, and operate 50 small, non-interconnected satellite and consecutive water systems that, combined, have the ability to deliver about 3.5 million gallons of additional water per day to their respective systems. For some small consecutive water systems, purchased water may comprise substantially all of the total available supply of the system.

As of December 31, 2016, the Regulated Companies own and operate 30 water filtration facilities, having a combined treatment capacity of approximately 52 million gallons per day.

As of December 31, 2016, the transmission and distribution systems of the Regulated Companies consisted of approximately 2,100 miles of main.  On that date, approximately 75% of our mains were 8 inch diameter or larger.  Substantially all new main installations are cement-lined ductile iron pipe of 8 inch diameter or larger.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CTWS”.  Our quarterly high and low stock prices as reported by NASDAQ and the cash dividends we paid during 2016 and 2015 for our Common Stock are listed as follows:

	Price		Dividends
Period	High	Low	Paid
2016
First Quarter	$45.66	$37.48	$0.2675
Second Quarter	56.27	43.16	0.2825
Third Quarter	56.62	45.13	0.2825
Fourth Quarter	58.32	48.00	0.2825
2015
First Quarter	$38.55	$35.07	$0.2575
Second Quarter	37.99	33.20	0.2575
Third Quarter	36.58	33.15	0.2675
Fourth Quarter	39.93	34.15	0.2675

As of February 1, 2017, there were approximately 3,000 holders of record of our common stock.

We presently intend to pay quarterly cash dividends in 2017 on March 15, June 15, September 15 and December 15, subject to our earnings and financial condition, regulatory requirements and other factors our Board of Directors may deem relevant.

The Company’s Annual Meeting of Shareholders is scheduled for May 11, 2017 in Madison, Connecticut.

Purchases of Equity Securities by the Company – In May 2005, the Company adopted a common stock repurchase program (“Share Repurchase Program”).  The Share Repurchase Program allows the Company to repurchase up to 10% of its outstanding common stock, at a price or prices that are deemed appropriate.  As of December 31, 2016, no shares have been repurchased. Currently, the Company has no plans to repurchase shares under the Share Repurchase Program.

Performance Graph – Set forth below is a line graph comparing the cumulative total shareholder return for each of the years 2012 – 2016 on the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies in the S&P’s 500 Index and the S&P’s 500 Utility Index.

ITEM 6.  SELECTED FINANCIAL INFORMATION

SUPPLEMENTAL INFORMATION (Unaudited)

SELECTED FINANCIAL DATA
Years Ended December 31, (thousands of dollars except per share amounts and where otherwise indicated)
	2016	2015	2014	2013	2012
CONSOLIDATED STATEMENTS OF INCOME
Operating Revenues	$98,667	$96,041	$94,020	$91,481	$83,838
Operating Expenses	$70,462	$69,399	$68,856	$69,488	$64,229
Other Utility Income, Net of Taxes	$744	$797	$833	$856	$812
Total Utility Operating Income	$28,949	$27,439	$25,997	$22,849	$20,421
Interest and Debt Expense	$6,916	$6,737	$6,515	$6,130	$8,581
Net Income	$23,387	$22,761	$21,319	$18,269	$13,640
Cash Common Stock Dividends Paid	$12,514	$11,715	$11,188	$10,758	$8,467
Dividend Payout Ratio	54%	51%	52%	59%	62%
Weighted Average Common Shares Outstanding	11,008,565	10,958,499	10,892,986	10,827,220	8,763,418
Basic Earnings Per Common Share from Continuing Operations	$2.12	$2.07	$1.95	$1.68	$1.55
Number of Shares Outstanding at Year End	11,248,458	11,192,882	11,124,630	11,038,232	10,939,486
ROE on Year End Common Equity	9.9%	10.2%	10.2%	9.2%	7.4%
Declared Common Dividends Per Share	$1.115	$1.05	$1.01	$0.98	$0.96
CONSOLIDATED BALANCE SHEET
Common Stockholders’ Equity	$236,028	$223,977	$209,451	$197,753	$185,349
Long-Term Debt (Consolidated, Excluding Current Maturities)	197,047	171,868	170,309	168,201	171,064
Preferred Stock	772	772	772	772	772
Total Capitalization	$433,847	$396,617	$380,532	$366,726	$357,185
Stockholders’ Equity (Includes Preferred Stock)	55%	57%	55%	54%	52%
Long-Term Debt	45%	43%	45%	46%	48%
Net Utility Plant	$601,396	$546,284	$506,939	$471,876	$447,911
Total Assets	$784,502	$710,715	$664,897	$623,970	$571,564
Book Value - Per Common Share	$20.98	$20.01	$18.83	$17.91	$16.94
OPERATING REVENUES BY REVENUE CLASS
Residential	$59,884	$58,439	$57,095	$55,403	$50,783
Commercial	12,250	11,816	11,473	11,238	10,138
Industrial	3,176	3,229	2,984	3,120	3,080
Public Authority	3,510	3,193	3,215	2,967	2,675
Fire Protection	18,486	18,016	17,757	17,337	15,592
Other (Including Non-Metered Accounts)	1,361	1,348	1,496	1,416	1,570
Total Operating Revenues	$98,667	$96,041	$94,020	$91,481	$83,838
Number of Customers (End of Year)	124,968	123,633	123,071	121,768	121,791
Billed Consumption (Millions of Gallons)	9,800	9,772	9,428	9,277	8,332
Number of Employees	266	266	265	259	259

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Executive Overview

Connecticut Water Service, Inc. (the “Company”) is a non-operating holding company, whose income is derived from the earnings of its four active wholly-owned subsidiary companies, as of December 31, 2016: The Connecticut Water Company (“Connecticut Water”), The Maine Water Company (“Maine Water”), New England Water Utility Services, Inc. (“NEWUS”), and Chester Realty Company (“Chester Realty”). Connecticut Water and Maine Water are our regulated water companies (together, the “Regulated Companies”).

In 2016, approximately 95% of the Company’s net income was attributable to the water operations of the Regulated Companies, which combined had 124,968 customers throughout 77 municipalities in Connecticut and Maine, as of December 31, 2016.  The rates charged for service by Connecticut Water are subject to review and approval by the Connecticut Public Utilities Regulatory Authority (“PURA”). The rates charged for service by Maine Water are subject to review and approval by the Maine Public Utilities Commission (“MPUC”).

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

Connecticut Water’s allowed revenues for the year ended December 31, 2016, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, were approximately $76.7 million. Through normal billing for the year ended December 31, 2016 operating revenue for Connecticut Water would have been approximately $75.6 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $1.1 million in additional revenue for the year ended December 31, 2016. During the year ended December 31, 2015 and 2014, Connecticut Water recorded $1.6 million and $3.7 million, respectively, in additional revenue related to the WRA.

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

University of Connecticut Agreement
Connecticut Water and the University of Connecticut (“UCONN”) negotiated a definitive agreement for Connecticut Water to provide a long-term supply of potable water for UCONN’s Storrs campus facilities which was approved by the Board of Trustees at their December 11, 2013 meeting and executed on December 18, 2013. The definitive agreement is consistent with the requirements of the project’s Environmental Impact Evaluation (“EIE”) and record of decision, as approved by the Office of Policy and Management, an agency of the State of Connecticut, that identified the Company as the preferred option to supply UCONN and the Town of Mansfield, Connecticut with up to 2.2 million gallons of water per day over the next 47 years.  Connecticut Water funded a 5-mile pipeline from Tolland and other necessary infrastructure improvements at no cost to UCONN, the Town or the state’s taxpayers to serve the area. The Company was responsible for obtaining any required regulatory permits, licenses and approvals to implement the water supply solution, including but not limited to those from PURA, the Connecticut Department of Energy and Environmental Protection (“DEEP”) and the Connecticut Department of Public Health (“DPH”). The capital improvements were completed on time and the pipeline was connected to the UCONN campus in December 2016, which was within the agreed upon timeframe.

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

The former off-campus customers of UCONN in the Town of Mansfield became customers of Connecticut Water in October 2016.

While the Company plans to file timely rate cases, continue to make acquisitions, similar to the recently completed HVWC acquisition and the announced Avon Water acquisition, and, in the future, utilize the WICA and WISC adjustments to allow for more timely recovery of investment in utility plant, it will also look to NEWUS and Maine Water to increase its earnings in unregulated businesses.  The Company will continue to seek out maintenance and service contracts with new customers and renew existing contracts that have proven to be beneficial to the Company, as well as to continue the expansion of the Linebacker® program. As part of the Maine Water Stipulation Agreement, Maine Water is precluded from filing for a general rate increase that would be effective prior to July 1, 2017 in most of its divisions.

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

Recognizing the increasing importance of managing and protecting electronic data, the Company, beginning in 2014, partnered with a consulting firm to evaluate the Company's cyber security strengths and vulnerabilities and to help in creating an evaluation of the Company's current information technology (“IT”) structure within the organization.  In April 2014, a cyber security assessment analysis identified and prioritized steps that the Company should take to enhance its security surrounding cyber security.  In September 2014, the consultant delivered a report related to the IT structure which contained recommendations aimed at strengthening the IT organization.  The Company has implemented the recommendations contained in the cyber security assessment and will continue to monitor developments across the cyber security environment.

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

Revenue Recognition – The Company’s accounting policies regarding revenue recognition by segment are as follows:

Water Operations – Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as certain public and private fire protection customers who are billed monthly.  Most customers, except fire protection customers, are metered.  Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and are earned when water is delivered.  Public fire protection revenues are based on the length of the water main, and number of hydrants in service and are earned on a monthly basis.  Private fire protection charges are based on the diameter of the connection to the water main.  Our Regulated Companies accrue an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter, which is reflected as “Accrued Unbilled Revenues” in the accompanying balance sheets. Beginning in 2013, Connecticut Water began to record deferred revenue to represent under collection from customers based upon allowed revenues as approved by PURA. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting” in the Company’s “Notes to the Consolidated Financial Statements”.

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

Income Taxes – The Company provides income tax expense for its utility operations in accordance with the regulatory accounting policies of the applicable jurisdictions.  The Company’s income tax provision is calculated on a separate return basis. The Connecticut PURA requires the flow-through method of accounting for most state tax temporary differences as well as for certain federal temporary differences. The MPUC requires the flow-through method of accounting for most state temporary differences and normalized accounting for most federal temporary differences. However, in its approvals of the stipulation agreements between Maine Water and the Office of the Public Advocate, issued in 2015, the MPUC has allowed the flow-through method of accounting stemming from Maine Water’s adoption of the IRS’ Repair Regulations in all of its divisions.

The Company computes deferred tax liabilities for all temporary book-tax differences using the liability method prescribed in FASB ASC 740 “Income Taxes” (“FASB ASC 740”).  Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities.  Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements.  Deferred tax liabilities that have not been reflected in tax expense due to regulatory treatment are reflected as “Unfunded Future Income Taxes”, and are expected to be included in future years’ rates.

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

The discount rate assumption we use to value our pension and post-retirement benefit obligations has a material impact on the amount of expense we record in a given period.  Our 2016 and 2015 pension expense was calculated using assumed discount rates of 4.30% and 3.95%, respectively. Our 2016 and 2015 post-retirement welfare expense was calculated using assumed discount rates of 4.15% and 3.80%, respectively.  In 2017, our pension and post-retirement welfare expense will be calculated using assumed discount rates of 4.10% and 3.95%, respectively.  The following table shows how much a one percent change in our assumed discount rate would have changed our reported 2016 pension and post-retirement expense:

	Increase (Decrease) in Pension Expense	Increase (Decrease) in Post-retirement Expense
1% Increase in the discount rate	$(1,421,000)	$(73,000)
1% Decrease in the discount rate	$1,720,000	$92,000

Other assumptions that affect the costs associated with our benefit plans include the assumed rate of return on plan assets and the expected rate of compensation increase.  The Company has assumed an 7.25% return on plan investments for 2016 and 2015, and a 4.00% rate of compensation increase for our pension and post-retirement welfare plans, in 2016 and 2015.  The assumed health care trend rate was 8.25% and 8.5% at December 31, 2016 and 2015, respectively. RP 2016, issued by the Society of Actuaries in 2016, was used in determination of our pension and post-retirement benefit obligations as of December 31, 2016 and projected costs for 2017.

Goodwill – As part of the purchase of certain regulated water companies, the Company has recorded goodwill of $30.4 million as of December 31, 2016 representing the amount of the purchase price over net book value of the assets acquired.  The Company accounts for goodwill in accordance with Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“FASB ASC 350”). As a result of a rate order issued by the MPUC, the Company reduced its goodwill balance by $1.3 million in the year ended December 31, 2015.

As part of FASB ASC 350, the Company is required to perform an annual review of goodwill for any potential impairment, which we perform as of December 31 each year. We update the assessment between the annual testing if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As allowed under FASB ASC 350, the Company performed a qualitative analysis of its goodwill for the year ended December 31, 2016. A qualitative analysis includes a review of internal and external factors that could have an impact on a reporting unit’s fair value when compared to its carrying amount. These factors included a review of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific events, changes in reporting units and a review of the Company’s stock price.

The last quantitative analysis of impairment was performed as of December 31, 2015, which concluded that the estimated fair value of the Water Operations reporting unit, which has goodwill recorded, exceeded the reporting unit’s carrying amount by at least 71% as of December 31, 2015.  Additionally, the Company believes that no event has occurred which would trigger impairment since the last quantitative test performed.  Based on these factors and other factors considered in its qualitative analysis, the Company believes that it is more likely than not that the fair market value is more than the carrying value of the Water Operation Segment and therefore, no goodwill impairment was recognized in 2016 and 2015.

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

The Company believes that the factors described above and those described in detail below under the heading “Commitments and Contingencies” may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2017 and beyond.  Please also review carefully the risks and uncertainties described in Item 1A – Risk Factors and those described above under the heading “Special Note Regarding Forward Looking Statements”.

The Company expects Net Income from its Water Operations segment to increase in 2017 over 2016 levels, primarily due to revenue increases due to the utilization of WISC in Maine and WICA in Connecticut, continued cost containment efforts, modest growth in its Services and Rentals segment and the revenue growth resulting from the acquisitions of The Heritage Water Water Company and The Avon Water Company. During 2017 and subsequent years, the ability of the Company to maintain and increase its Net Income will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the section entitled “Commitments and Contingencies” and the risks and uncertainties described in the “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors”.

FINANCIAL CONDITION
Liquidity and Capital Resources

The Company is not aware of any demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

The Company maintains a $15 million line of credit agreement with CoBank, ACB, that is currently scheduled to expire on July 1, 2020.  The Company maintains an additional line of credit of $45 million with RBS Citizens, N.A., with an expiration date of April 25, 2021.  As of December 31, 2016 the total lines of credit available to the Company were $60 million.  As of December 31, 2016 and 2015, the Company had $33.0 million and $16.1 million of “Interim Bank Loans Payable”, respectively.  As of December 31, 2016, the Company had $27.0 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

At December 31, 2016 and 2015, the weighted average interest rates on these short-term borrowings outstanding was 2.7% and 2.4%, respectively.

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

On January 10, 2017, Maine Water executed and delivered to CoBank a new Promissory Note and Single Advance Term Loan Supplement, dated January 10, 2017 (the “Third Promissory Note”). On the terms and subject to the conditions set forth in the Third Promissory Note issued pursuant to the Agreement, CoBank agreed to make an unsecured loan (the “Loan”) to Maine Water in the principal amount of $5,000,000 at 4.18%, due December 30, 2026. The proceeds of the Loan will be used to finance new capital expenditures and refinance existing debt owed to the Company, incurred in connection with general water system improvements.

In addition to paying off the 2009 A Series, Due 2039 using the proceeds of the July CoBank issuance discussed above, during the year ending December 31, 2016, the Company paid approximately $1,035,000 related to Connecticut Water Service’s Term Note Payable issued as part of the 2012 acquisition of Maine Water and approximately $1,808,000 in sinking funds related to Maine Water’s outstanding bonds.

Capital Budget

In 2016, the Company spent $66.3 million on capital projects.  The Company used a combination of its internally generated funds, borrowings under its lines of credit, the June 2016 long term debt issuance by Connecticut Water, and the March and November 2015 long term debt issuances by Maine Water to fund this construction budget.

The following table shows the total construction expenditures excluding non-cash contributed utility plant for each of the last three years and what we expect to invest on construction projects in 2017.

	Gross Construction Expenditures	Construction Funded by Developers & Others	Construction Funded by Company
2016	$67,887,000	$1,548,000	$66,339,000
2015	$48,555,000	$781,000	$47,774,000
2014	$46,186,000	$1,217,000	$44,969,000
2017 (Projected)	$55,400,000	**	$55,400,000

** – The Company cannot predict the amount of construction funded by others.

Credit Rating

In March 2017, Standard & Poor’s Ratings Services (“S&P”) affirmed its ‘A’ corporate credit rating on the Company. Additionally, S&P also affirmed the Company’s ratings outlook as stable.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) to all registered shareholders, and to the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company's appointment of a new common stock transfer agent. During the years ended December 31, 2016 and 2015, participants reinvested $1,610,000 and $1,536,000, respectively, as part of the DRIP.

Construction Expenditures

During 2016, the Company incurred approximately $67.9 million of construction expenditures, including approximately $1,548,000 funded by developers and others.  The Company financed the expenditures through internally generated funds, long-term debt issuances, proceeds from its dividend reinvestment plan, customers’ advances, contributions in aid of construction and short-term borrowings.

Our Board of Directors has approved a $55.4 million construction budget for 2017, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will fund the capital budget through a combination of its internally generated funds, borrowing under its available lines of credit and a potential new debt issuance in 2017.

As the Company looks forward to 2017 and 2018, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery of these costs through periodic WICA and WISC applications.  The total cost of that investment may exceed the amount of internally generated funds.  The Company expects to rely upon its internally generated funds and short-term borrowing facilities and new debt issuances over the next 12-24 months.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related persons.

The following table summarizes the Company’s future contractual cash obligations as of December 31, 2016:

Payments due by Periods
(in thousands)
Contractual Obligations	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	More than 5 years
Long-Term Debt (LTD)	$205,838	$4,859	$8,536	$6,425	$186,018
Interest on LTD	98,819	8,145	15,504	14,860	60,310
Operating Lease Obligations	209	91	117	1	—
Purchase Obligations (1) (2) (3) (4) (5)	81,437	1,562	3,244	3,147	73,484
Long-Term Compensation Agreements (6)	57,481	5,552	11,406	11,301	29,222
Total (7) (8)	$443,784	$20,209	$38,807	$35,734	$349,034

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

6.
Pension and post retirement contributions cannot be reasonably estimated beyond 2017 and may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.

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

In addition to the obligations disclosed in the contractual obligations table above, we have uncertain tax positions of $9.4 million.  Although we believe our tax positions comply with applicable law, we have made judgments as to the sustainability of each uncertain tax position based on its technical merits.  Due to the uncertainty of future cash outflows, if any, associated with our uncertain tax positions, we are unable to make a reasonable estimate of the timing or amounts that may be paid.

RESULTS OF OPERATIONS

Overview of 2016 Results from Operations

Net Income for 2016 was $23,387,000, or $2.12 basic earnings per share, an increase of $626,000, or $0.05 basic earnings per share, compared to 2015.  The increase in earnings was principally due to higher net income in our Water Operations segment due to ongoing investment in water infrastructure and the recovery of that investment through WICA and WISC. These investments drove both a revenue increase and lower current income tax expense as a result of the continued application of the Repair Regulations. Changes in net income for our segments were as follows (in thousands):

Business Segment	2016 Net Income	2015 Net Income	Increase (Decrease)
Water Operations	$22,222	$21,018	$1,204
Real Estate	(54)	349	(403)
Services and Rentals	1,219	1,394	(175)
Total	$23,387	$22,761	$626

Water Operations

The increase in net income from Water Operations for 2016 compared to 2015 was $1,204,000, or 5.7%.  The Net Income from Water Operations for the years ended December 31, 2016 and 2015 were each impacted positively by non-recurring items. During the year ended December 31, 2016, the Company reversed incorrectly recorded mark-to-market expense as an out-of-period adjustment resulting in a one-time benefit (reduction) of approximately $1.6 million in Operation and Maintenance expense. During the twelve months ended December 31, 2015, the Company recorded an approximate $2.1 million reduction to Income Tax expense related to a June 2015 MPUC approval of a settlement agreement between Maine Water and the State of Maine’s Office of Public Advocate that in part allowed for the flow through benefit of Maine Water’s adoption of the IRS’s Repair Regulations and the reversal of previously established reserves after the completion of an IRS audit of the Company’s 2012 federal tax return. The items discussed in detail below reflect the approximate $1.1 million increase in Net Income related to Water Operations for the year ended December 31, 2016 after the impact of the above non-recurring items. A breakdown of the components of this increase was as follows (in thousands):

	2016	2015	Increase (Decrease)
Operating Revenues	$98,667	$96,041	$2,626
Operation and Maintenance	44,191	48,052	(3,861)
Depreciation	13,905	12,871	1,034
Income Taxes	2,570	(818)	3,388
Taxes Other than Income Taxes	9,796	9,294	502
Other Utility Income	744	797	(53)
Other (Deductions) Income	(1,009)	(214)	(795)
Interest and Debt Expense (net of AFUDC)	5,718	6,207	(489)
Total Net Income from Water Operations	$22,222	$21,018	$1,204

Revenue from our water customers increased by $2,626,000, or 2.7%, to $98,667,000 for the year ended December 31, 2016 when compared to the same period in 2015.  The primary drivers of higher revenues were the increased rates in 2016 associated with recurring WICA charges in Connecticut and WISC charges in Maine. In 2016, WRA revenues were $1,132,000 compared to $1,583,000 in 2015. The reduction in WRA revenues was due primarily to an increase in billed revenues in 2016 compared to 2015.

Operation and Maintenance (“O&M”) expense decreased by $3,861,000, or 8.0%, during the year ended December 31, 2016 when compared to the 2015 period, primarily due a decrease in expenses related to pension and post-retirement medical costs due to higher discount rates used to determine yearly expense and to the out-of-period adjustment related to stock-based compensation made during 2016. The following table presents the major components of O&M expense (in thousands):

Expense Components	2016	2015	Increase (Decrease)
Mark-to-market	$(1,401)	$265	$(1,666)
Pension	3,096	4,392	(1,296)
Outside services	3,284	4,224	(940)
Payroll	15,812	16,110	(298)
Post-retirement medical	440	729	(289)
Maintenance	3,312	3,567	(255)
Utility costs	3,899	4,126	(227)
Water treatment (including chemicals)	2,702	2,740	(38)
Property and liability insurance	1,542	1,530	12
Vehicles	1,793	1,666	127
Purchased water	1,675	1,423	252
Customer	1,829	1,494	335
Medical	2,597	2,126	471
Other benefits	1,945	1,211	734
Other	1,666	2,449	(783)
Total	$44,191	$48,052	$(3,861)

The changes in individual items are described below:

•
The decrease in mark-to-market expense was related to an out-of-period adjustment made during the second quarter of 2016 related to stock-based performance awards previously granted to officers of the Company. The Company had mistakenly marked certain stock-based performance awards classified as equity awards to the market price of the Company’s common stock price at the end of each reporting period. During the second quarter of 2016, the Company reversed all of the incorrectly recorded mark-to-market expense resulting in a one-time benefit of $2.6 million, including a reversal of approximately $1.0 million in expense related to the first quarter of 2016 for a net out-of-period adjustment of $1.6 million;

•	Pension and post-retirement medical costs decreased primarily due to an increase in the discount rate used in determining 2016 expense compared to the discount rate used to determine the 2015 expense;

▪
Outside services expenses decreased in 2016 primarily due to a reduction in costs associated with contractors and consultants. During 2015, the Company was involved in initiatives surrounding succession planning and risk management that were heavily reliant on consultants to assist with assessments prior to the Company implementing the assessments with internal labor;

▪	Payroll costs decreased in 2016 when compared to 2015 primarily due to the amount of employee time charged to capital projects increasing in 2016 when compared to 2015; and

▪	Utility costs decreased primarily due to decreased primarily due to a reduction in telephone related expenses, as well as a decrease in heating and electric costs.

The decreases detailed above were offset by the following increases to O&M expense:

▪	Other benefits increased in 2016 when compared to 2015 primarily due to increased costs associated with a non-officer incentive plan and the Company’s performance stock plan offered to officers;

▪	Medical costs in 2016 were higher than 2015 primarily due to an increase in medical claims made by employees and their families;

▪
Customer related expenses increased from 2015 levels due to an increase in uncollectible accounts during 2016 and costs associated with a Company sponsored conservation drive that rewarded customers that were able to reduce their annual consumption by 10%; and

▪
Purchased water costs increased primarily due to an increase in the amount of water purchased from neighboring utilities, particularly in the Company’s Shoreline Region in Connecticut which has experienced continuing drought conditions throughout 2016.

The Company’s Depreciation expense increased $1,034,000, or 8.0%, when comparing 2016 to 2015. The primary driver of the increase in Depreciation expense was a higher Utility Plant balance in 2016 due to normal plant additions.

Income Tax expense associated with Water Operations increased by $3,388,000 in the year ended December 31, 2016 when compared to the same period in 2015 due to a higher effective tax rate. The Company had a negative effective tax rate in 2015 primarily due to reversal of previously established provisions, the impact of returning of the repair tax benefit to customers in both Connecticut and Maine and the implementation of the MPUC order allowing flow through treatment of the repair deduction which was recorded in 2015.

Total Interest and Debt Expense, net of Allowance for Funds Used During Construction (“AFUDC”) decreased by $489,000 in the year ended December 31, 2016 when compared to the same period in 2015 due, primarily, to higher AFUDC earnings related to increased construction during 2016 when compared to 2015, partially offset by higher interest costs related to new debt issued by Connecticut Water in 2016 and full year’s worth of interest on Maine Water’s 2015 issuances.

Real Estate

Income from the Real Estate segment is largely dependent on the tax deductions received on donations and, or, sales of available land.  This typically occurs when utility-owned land is deemed to be unnecessary to protect water sources.  During 2016, the Company recorded a valuation allowance on a previously completed land donation and the sale of a small parcel of land in Connecticut. These transactions generated $54,000 in net loss in the Real Estate segment.

During 2015, the Company donated land associated with a previously sold land conservation easement in Connecticut and the sale of three small parcels of land in Maine. These transactions generated $349,000 in net income in the Real Estate segment.

Other

The increase in net loss seen in the year ended December 31, 2016 in “Other” under “Other Income (Deductions), Net of Taxes” was primarily due to costs due to the acquisitions of Heritage Village and Avon Water.

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

COMMITMENTS AND CONTINGENCIES

Water Supply – Connecticut Water has an agreement with the RWA to purchase water from RWA. The agreement was signed April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and remains in effect for a minimum of fifty years upon the effective date. Connecticut Water will pay RWA $75,000 per year, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement. Connecticut Water has an agreement with the MDC to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water agrees to purchase 283 million gallons of water annually from MDC. Connecticut Water has an agreement with Avon to purchase twelve million gallons per year from Avon. The agreement became effective on October 3, 2008 and has a term of 10 years. Connecticut Water has a 99 year lease with 19 Perry Street to obtain well water for its public water supply system. The agreement became effective in 1975 and is based on current water rates in effect each year. There is no limitation on the amount of water that can be withdrawn from the leased property. Maine Water has an agreement with the Kenebec Water District for potable water service. The agreement was extended and became effective on November 7, 2015 for a new term of 5 years. Water sales to Maine Water are billed at a flat rate per gallon plus the monthly minimum tariff rate for a 4-inch metered service. During 2016, 2015, and 2014, the Company spent $1,556,000, $1,112,000 and $3,700,000, respectively, on these agreements. The Company’s expected payments related to these agreements for the years 2017 through 2021 will be as follows:

(in thousands)
2017	$1,562
2018	$1,601
2019	$1,643
2020	$1,601
2021	$1,546

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

On the 2012 tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS’s temporary tangible property regulations. On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of $1,185,000. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  Therefore, as required by FASB ASC 740, during the year ended December 31, 2016, the Company recorded a provision of $3.1 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $6.3 million in the prior year for a cumulative total of $9.4 million.

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

Rate Relief – Connecticut Water and Maine Water are regulated public utilities, which provide water services to their customers.  The rates that Regulated Companies charge their water customers are subject to the jurisdiction of the regulatory authority of the PURA in Connecticut and the MPUC in Maine.  Connecticut Water’s allowed rate of return on equity and return on rate base are currently 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2016 were 9.50% and 7.96%, respectively.

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

Capital Expenditures – The Company has received approval from its Board of Directors to spend $55.4 million on capital expenditures in 2017, in part to fund improvements to water treatment plants and increased spending related to infrastructure improvements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary market risk faced by the Company is interest rate risk.  As of December 31, 2016, the Company had no exposure to derivative financial instruments or financial instruments with significant credit risk or off-balance-sheet risks.  In addition, the Company is not subject in any material respect to any currency or other commodity risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries.
The Company has entered into a $15 million line of credit agreement with CoBank, ACB, that is currently scheduled to expire on July 1, 2020.  The Company maintains an additional line of credit of $45 million with RBS Citizens, N.A., with an expiration date of April 25, 2021.  As of December 31, 2016 the total lines of credit available to the Company were $60 million.  As of December 31, 2016 and 2015, the Company had $33.0 million and $16.1 million of “Interim Bank Loans Payable”, respectively.  As of December 31, 2016, the Company had $27.0 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The “Consolidated Financial Statements” of Connecticut Water Service, Inc., and the “Notes to Consolidated Financial Statements”, together with the reports of Baker Tilly Virchow Krause, LLP independent registered public accounting firm, are included herein on pages 46 through 82.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of December 31, 2016, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  We have used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in conducting our evaluation of the effectiveness of the internal control over financial reporting. Based on our evaluation, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Connecticut Water Service, Inc.

We have audited Connecticut Water Service, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Connecticut Water Service, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Connecticut Water Service, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and related consolidated statements of income, comprehensive income and cash flows of Connecticut Water Service, Inc., as well as the financial statement schedule listed in the accompanying index, and our report dated March 13, 2017 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Philadelphia, Pennsylvania
March 13, 2017

ITEM 9B.  OTHER INFORMATION

None
PART III

Pursuant to General Instruction G(3), the information called for by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed in EDGAR on or about March 30, 2017 in connection with the annual meeting to be held on May 11, 2017.  Certain information concerning the executive officers of the Company is included in Item 1 of this report.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1	Financial Statements:
			Page
		Index to Consolidated Financial Statements and Schedule	46
		Report of Independent Registered Public Accounting Firm	47
		Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014	48
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	48
		Consolidated Balance Sheets at December 31, 2016 and 2015	49
		Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	50
		Notes to Consolidated Financial Statements	51
	2	Financial Statement Schedule:
		The following schedule of the Company is included on the attached page as indicated
		Schedule II Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2016, 2015 and 2014	89

All other schedules provided for in the applicable regulations of the Securities and Exchange Commission have been omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements or notes thereto.

(b)		Exhibits
		Exhibits for Connecticut Water Service Inc., are in the Index to Exhibits	83

Exhibits heretofore filed with the Securities and Exchange Commission as indicated below are incorporated herein by reference and made a part hereof as if filed herewith.  Exhibits marked by asterisk (* or **) are being filed or furnished herewith.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Connecticut Water Service, Inc.

We have audited the accompanying consolidated balance sheets of Connecticut Water Service, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Connecticut Water Service, Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respect, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Connecticut Water Service, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2017 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Philadelphia, Pennsylvania
March 13, 2017

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, (in thousands, except per share data)	2016	2015	2014
Operating Revenues	$98,667	$96,041	$94,020
Operating Expenses
Operation and Maintenance	44,191	48,052	44,445
Depreciation	13,905	12,871	11,784
Income Taxes	2,570	(818)	3,596
Taxes Other Than Income Taxes	9,796	9,294	9,031
Total Operating Expenses	70,462	69,399	68,856
Net Operating Revenues	28,205	26,642	25,164
Other Utility Income, Net of Taxes	744	797	833
Total Utility Operating Income	28,949	27,439	25,997
Other Income (Deductions), Net of Taxes
(Loss) Gain on Real Estate Transactions	(54)	349	50
Non-Water Sales Earnings	1,219	1,394	1,471
Allowance for Funds Used During Construction	1,198	530	518
Other	(1,009)	(214)	(202)
Total Other Income, Net of Taxes	1,354	2,059	1,837
Interest and Debt Expenses
Interest on Long-Term Debt	7,714	7,087	7,023
Other Interest Income, Net	(922)	(458)	(573)
Amortization of Debt Expense and Premium, Net	124	108	65
Total Interest and Debt Expenses	6,916	6,737	6,515
Net Income	23,387	22,761	21,319
Preferred Stock Dividend Requirement	38	38	38
Total Net Income Applicable to Common Stock	$23,349	$22,723	$21,281
Weighted Average Common Shares Outstanding:
Basic	11,009	10,958	10,893
Diluted	11,228	11,164	11,091
Earnings Per Common Share:
Basic	$2.12	$2.07	$1.95
Diluted	$2.08	$2.04	$1.92
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, (in thousands)	2016	2015	2014

Net Income	$23,387	$22,761	$21,319
Other Comprehensive Income (Loss), net of tax
Adjustment to post-retirement benefit plans, net of tax benefit
(expense) of $15, $(505), and $735 in 2016, 2015, and 2014, respectively	(24)	765	(1,527)
Unrealized Investment gain (loss), net of tax (expense) benefit of $(22),
$62 and $(25), in 2016, 2015, and 2014, respectively	35	(97)	39
Other Comprehensive Income (Loss), net of tax	$11	$668	$(1,488)
Comprehensive Income	$23,398	$23,429	$19,831

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED BALANCE SHEETS
December 31, (in thousands, except share amounts)	2016	2015
ASSETS
Utility Plant	$777,860	$722,447
Construction Work in Progress	33,748	23,298
	811,608	745,745
Accumulated Provision for Depreciation	(210,212)	(199,461)
Net Utility Plant	601,396	546,284
Other Property and Investments	9,071	8,126
Cash and Cash Equivalents	1,564	731
Accounts Receivable (Less Allowance, 2016 - $1,100; 2015 - $947)	13,024	11,012
Accrued Unbilled Revenues	8,171	8,259
Materials and Supplies, at Average Cost	1,536	1,617
Prepayments and Other Current Assets	5,069	5,393
Total Current Assets	29,364	27,012
Restricted Cash	—	846
Unrecovered Income Taxes - Regulatory Asset	93,264	77,510
Pension Benefits - Regulatory Asset	12,266	12,414
Post-Retirement Benefits Other Than Pension - Regulatory Asset	265	468
Goodwill	30,427	30,427
Deferred Charges and Other Costs	8,449	7,628
Total Regulatory and Other Long-Term Assets	144,671	129,293
Total Assets	$784,502	$710,715
CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2016 - 11,248,458; 2015 - 11,192,882	$145,739	$144,534
Retained Earnings	91,213	80,378
Accumulated Other Comprehensive Loss	(924)	(935)
Common Stockholders’ Equity	236,028	223,977
Preferred Stock	772	772
Long-Term Debt	197,047	171,868
Total Capitalization	433,847	396,617
Current Portion of Long-Term Debt	4,859	2,842
Interim Bank Loans Payable	32,953	16,085
Accounts Payable and Accrued Expenses	13,116	11,882
Accrued Interest	1,012	727
Current Portion of Refund to Customers - Regulatory Liability	855	2,994
Other Current Liabilities	2,330	2,409
Total Current Liabilities	55,125	36,939
Advances for Construction	19,127	21,444
Deferred Federal and State Income Taxes	50,558	48,036
Unfunded Future Income Taxes	90,977	74,712
Long-Term Compensation Arrangements	33,540	34,389
Unamortized Investment Tax Credits - Regulatory Liability	1,189	1,264
Refund to Customers - Regulatory Liability	108	993
Other Long-Term Liabilities	5,074	5,273
Total Long-Term Liabilities	200,573	186,111
Contributions in Aid of Construction	94,957	91,048
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$784,502	$710,715
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, (in thousands)	2016	2015	2014
Operating Activities:
Net Income	$23,387	$22,761	$21,319
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Revenues	(893)	(1,344)	(3,461)
Provision for Deferred Income Taxes and Investment Tax Credits, Net	2,950	(7,502)	5,878
Allowance for Funds Used During Construction	(1,198)	(530)	(518)
Depreciation and Amortization (including $732 in 2016, $27 in 2015, and $673 in 2014 charged to other accounts)	13,173	12,898	12,457
Loss (Gain) on Real Estate Transactions	54	(349)	(50)
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues	(1,925)	984	(291)
Decrease (Increase) in Other Current Assets	338	6,540	(5,012)
(Increase) Decrease in Other Non-Current Items, Net	(2,741)	11,383	(1,286)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	176	(3,695)	1,169
Total Adjustments	9,934	18,385	8,886
Net Cash and Cash Equivalents Provided by Operating Activities	33,321	41,146	30,205
Investing Activities:
Additions to Utility Plant	(66,689)	(48,025)	(45,668)
Proceeds on Real Estate Transactions	9	14	243
Release (Receipt) of Restricted Cash	846	(846)	5,779
Net Cash and Cash Equivalents Used in Investing Activities	(65,834)	(48,857)	(39,646)
Financing Activities:
Net Proceeds from Interim Bank Loans	32,953	16,085	1,991
Net Repayment of Interim Bank Loans	(16,085)	(1,991)	—
Repayment of Long-Term Debt	(22,772)	(2,476)	(4,114)
Proceeds from Issuance of Long-Term Debt	49,930	4,352	4,500
Proceeds from Issuance of Common Stock	1,610	1,536	1,697
Costs Incurred to Issue Long-Term Debt and Common Stock	(88)	(37)	(2)
Advances from Others for Construction	350	251	699
Cash Dividends Paid	(12,552)	(11,753)	(11,226)
Net Cash and Cash Equivalents Provided by (Used in) Financing Activities	33,346	5,967	(6,455)
Net (Decrease) Increase in Cash and Cash Equivalents	833	(1,744)	(15,896)
Cash and Cash Equivalents at Beginning of Year	731	2,475	18,371
Cash and Cash Equivalents at End of Year	$1,564	$731	$2,475
Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant (see Note 1 for details)	$1,394	$1,282	$1,130
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$6,678	$6,761	$6,665
State and Federal Income Taxes	$445	$537	$1,135
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
The Maine Water Company (“Maine Water”)
Chester Realty, Inc. (“Chester Realty”)
New England Water Utility Services, Inc. (“NEWUS”)
The Barnstable Holding Company (“Barnstable Holding”) - Inactive

As of December 31, 2016, Connecticut Water and Maine Water were our regulated public water utility companies (collectively the “Regulated Companies”), which together served 124,968 customers in 77 towns throughout Connecticut and Maine.

Chester Realty is a real estate company whose net profits from rental of property are included in the “Other Income (Deductions), Net of Taxes” section of the Consolidated Statements of Income in the “Non-Water Sales Earnings” category.

NEWUS is engaged in water-related services, including the Linebacker® program, emergency drinking water, pool water and contract operations.  Its earnings are included in the “Non-Water Sales Earnings” category of the Consolidated Statements of Income.

Intercompany accounts and transactions have been eliminated.

During the preparation of the Condensed Consolidated Financial Statements for the quarter ended June 30, 2016, the Company identified two errors related to the accounting treatment of stock-based performance awards granted to officers of the Company. First, the Company had mistakenly classified a portion of its stock-based performance awards as equity awards and, secondly, incorrectly marked those awards to the market price of the Company’s common stock price at the end of each reporting period. A portion of these awards should have been classified as liability awards and only those awards should have been marked-to-market based on the Company’s common stock price. During the second quarter of 2016, the Company reversed all of the incorrectly recorded mark-to-market expense as a cumulative out-of-period adjustment resulting in a one-time benefit of approximately $2.6 million on the Operation and Maintenance line item on its Condensed Consolidated Statements of Income for the three months ended June 30, 2016 and $1.6 million for the six months ended June 30, 2016. Approximately $1.6 million of the out of period adjustment pertained to years prior to 2016, with the remaining $1.0 million related to the first quarter of 2016. Additionally, the Company decreased its Common Stock Without Par Value and increased its Long-Term Compensation Arrangement line items on the Condensed Consolidated Balance Sheet as of June 30, 2016 by approximately $0.6 million to reflect both the awards that should have been classified as liability awards and their corresponding mark-to-market adjustments.

The Company performed various quantitative and qualitative analyses and determined that these errors were not material to the previously reported quarterly and annual results. The Company also determined that recording these entries as an out-of- period adjustment during the second quarter of 2016 was not material to the full year ended December 31, 2016 results of operations.

PUBLIC UTILITY REGULATION – Connecticut Water is subject to regulation for rates and other matters by the Connecticut Public Utility Regulatory Authority (“PURA”) and follows accounting policies prescribed by the PURA.  Maine Water is subject to regulation for rates and other matters by the Maine Public Utilities Commission (“MPUC”). The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which includes the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 980 “Regulated Operations” (“FASB ASC 980”).  FASB ASC 980 requires cost-based, rate-regulated enterprises, such as Connecticut Water and Maine Water, to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets and liabilities that result when costs and benefits are allowed for ratemaking purposes in a period after the period in which the costs or benefits would be charged to expense by an unregulated enterprise.  The Consolidated Balance Sheets include regulatory assets and liabilities as appropriate, primarily related to income taxes, post-retirement benefit costs and deferred revenues associated with the Water Revenue Adjustment (“WRA”) used by Connecticut Water.  In accordance with FASB ASC 980, costs which benefit future periods are amortized over the periods they benefit. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are probable to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FASB ASC 980.

CONNECTICUT WATER SERVICE, INC.

Regulatory assets and liabilities are comprised of the following:

(in thousands)	December 31,
	2016	2015
Assets:
Pension Benefits and Post-Retirement Benefits Other Than Pension	$12,531	$12,882
Unrecovered Income Taxes	93,264	77,510
Deferred revenue (included in Prepayments and Other Current Assets and Deferred Charges and Other Costs)	3,910	5,033
Other (included in Prepayments and Other Current Assets and Deferred Charges and Other Costs)	4,276	3,561
Total regulatory assets	$113,981	$98,986
Liabilities:
Other (included in Other Current Liabilities)	$1,710	$1,567
Unamortized Investment Tax Credits	1,189	1,264
Refunds to Customers (including Current Portion of Refund to Customers)	963	3,987
Unfunded Future Income Taxes (including Other Long-Term Liabilities)	90,977	74,712
Total regulatory liabilities	$94,839	$81,530

Pension and post-retirement benefits include costs in excess of amounts funded.  The Company believes these costs will be recoverable in future years, through rates, as funding is required and has recorded regulatory assets for those costs.  The recovery period is dependent on contributions made to the plans and remaining life expectancy.

Certain items giving rise to deferred state income taxes, as well as a portion of deferred federal income taxes related primarily to differences between book and tax depreciation expense, are recognized for ratemaking purposes on a cash or flow-through basis and are recognized as unrecovered future income taxes that will be recovered in rates in future years as they reverse. In addition, basis differences resulting from the repair tax deduction adopted in 2013 contribute to the change in unfunded future income taxes.

Deferred revenue represents a portion of the rate increase granted in Connecticut Water’s 2007 rate decision.  The PURA decision required the Company to defer for future collection, beginning in 2008, a portion of the increase. Additionally, revenue recorded under the WRA, discussed below, is included in deferred revenue.

Regulatory liabilities include deferred investment tax credits and amounts to be refunded to customers as a result of the adoption of the tangible property regulations in Connecticut and Maine.  These liabilities will be given back to customers in rates as tax deductions occur in the future.

Regulatory Matters

The rates we charge our customers in Connecticut and Maine are established under the jurisdiction of and are approved by the PURA and MPUC, respectively.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water’s allowed return on equity and return on rate base, effective as of December 31, 2016 were 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2016 were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Both Connecticut Water and Maine Water are permitted to add surcharges to customers’ bills in order to recover certain approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments in Connecticut, as discussed in more detail below.

University of Connecticut Agreement
Connecticut Water and the University of Connecticut (“UCONN”) negotiated a definitive agreement for Connecticut Water to provide a long-term supply of potable water for UCONN’s Storrs campus facilities which was approved by the Board of Trustees at their December 11, 2013 meeting and executed on December 18, 2013. The definitive agreement is consistent with the requirements of the project’s Environmental Impact Evaluation (“EIE”) and record of decision, as approved by the Office of Policy and Management, an agency of the State of Connecticut, that identified the Company as the preferred option to supply UCONN and the Town of Mansfield, Connecticut with up to 2.2 million gallons of water per day over the next 47 years.  Connecticut Water will fund a 5-mile pipeline from Tolland and other necessary infrastructure improvements at no cost to

CONNECTICUT WATER SERVICE, INC.

UCONN, the Town or the state’s taxpayers to serve the area. The Company was responsible for obtaining any required regulatory permits, licenses and approvals to implement the water supply solution, including but not limited to those from PURA, the Connecticut Department of Energy and Environmental Protection (“DEEP”) and the Connecticut Department of Public Health (“DPH”). The capital improvements were completed on time and the pipeline was connected to the UCONN campus in December 2016, which was within the agreed upon timeframe.

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

The former off-campus customers of UCONN in the Town of Mansfield became customers of Connecticut Water in December 2016.

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

The Boards of Directors of the Company and Avon Water have each unanimously approved the Avon Agreement and the transactions contemplated thereby. Consummation of the merger is subject to regulatory, Avon Water shareholder and other specified approvals described below and is expected to be consummated by the end of the third quarter of 2017.

Under the terms of the Avon Agreement, each of the 121,989 Avon Water common stock shares outstanding at the time of the closing of the merger will be exchanged and converted into the right to receive the following merger consideration: (i) a cash payment of $50.37; and (ii) a stock consideration component, consisting of 4.38 shares of Company Common Stock, provided that the Company’s Share Price (as defined below) over a specified period prior to the closing date of the merger is equal to or greater than $45.00 but less than or equal to $52.00. If the Company’s Share Price is less than $45.00 as of the closing date, each share of Avon Water common stock issued and outstanding at the time of the closing of the merger will be exchanged and converted into the right to receive that number of shares of Company Common Stock equal to 197.10 divided by the Company’s Share Price, rounded to the nearest hundredth. If the Company’s Share Price is more than $52.00 as of the closing date, each share of Avon Water common stock issued and outstanding at the time of the closing of the merger will be exchanged and converted into the right to receive that number of shares of Company Common Stock equal to 227.76 divided by the Company’s Share Price, rounded to the nearest hundredth. The “Company’s Share Price” is determined by calculating an average of the closing prices for shares of the Company’s Common Stock on the Nasdaq Stock Market, LLC for the twenty trading days immediately preceding the third business day prior to the closing of the Merger. Holders of Avon Water common stock prior to the Merger will receive cash in lieu of fractional shares of Company Common Stock.

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

CONNECTICUT WATER SERVICE, INC.

Agreement and the transactions contemplated thereby; and (ii) not to solicit proposals relating to alternative business combination transactions or, subject to certain exceptions, enter into discussions concerning confidential information in connection with alternative business combination transactions.

The obligation of the parties to complete the merger is subject to the satisfaction or waiver on or prior to the closing date of certain specified conditions, including the following: (i) receipt of final and non-appealable orders from each of PURA and the MPUC approving the merger in form and substance reasonably acceptable to the parties; (ii) approval of the merger by the affirmative vote of the holders of not less than two-thirds (66 2/3rd %) Avon Water’s issued and outstanding shares of common stock as required under the Connecticut Business Corporation Act; (iii) the receipt of all other necessary consents or approvals to the merger; (iv) approval for listing of the Company Common Stock to be issued in the merger on the Nasdaq Stock Market, LLC; (v) the absence of laws, orders, judgments and injunctions that restrain, enjoin or otherwise prohibit consummation of the Merger; (vi) effectiveness under the Securities Act of the Company’s registration statement on Form S-4 relating to the issuance of the Company Common Stock in the merger and absence of any stop order in respect thereof or proceedings by the SEC for that purpose; (vii) the receipt of a legal opinion from counsel to Avon Water regarding certain corporate law matters; (viii) the receipt of a customary tax opinion from counsel to the Company that will state that the merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986; (ix) the accuracy of representations and warranties with respect to the businesses of Avon Water and the Company and compliance by Avon Water and the Company with their respective covenants contained in the Avon Agreement; (xi) no event(s) occurring that could reasonably be expected to result in either a “Company Material Adverse Effect” or a “CWS Material Adverse Effect” (each, as defined in the Avon Agreement) and (xii) holders of no more than 5% of Avon Water’s common stock have exercised appraisal rights under Connecticut law.

The Avon Agreement contains certain termination rights for both the Company and Avon Water and further provides that, in connection with the termination of the Avon Agreement under specified circumstances, Avon Water may be required to pay to the Company, or the Company may be required to pay to Avon Water, a termination fee of $200,000 in cash, as liquidated damages.

During the fourth quarter of 2016, Connecticut Water filed an application with PURA seeking approval of the transaction, which the Company expects to receive in April 2017.

Maine Water Land Sale
On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,300 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million.  The land had a book value of approximately $600,000 at December 31, 2015 and is included in “Utility Plant” on the Company’s Consolidated Balance Sheets. The easements and purchase prices are as follows:

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

Connecticut Rates
In Connecticut, the Water Infrastructure Conservation Adjustment (“WICA”) was 7.13%, 4.19% and 1.59% above base rates at December 31, 2016, 2015, and 2014, respectively. On January 26, 2017, Connecticut Water filed a WICA application with the PURA requesting a 1.09% surcharge to customers’ bills, representing approximately $8.5 million in WICA related projects. Additionally, on February 9, 2017, Connecticut Water filed its annual WICA reconciliation which requested a 0.06% surcharge, which would replace the 0.03% reconciliation adjustment filed in January 2016. If approved as filed, Connecticut Water’s cumulative WICA surcharge, effective April 1, 2017, will be 8.25%.

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

CONNECTICUT WATER SERVICE, INC.

expanded to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

Connecticut Water’s allowed revenues for the year ended December 31, 2016, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, were approximately $76.7 million. Through normal billing for the year ended December 31, 2016 operating revenue for Connecticut Water would have been approximately $75.6 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water recorded $1.1 million in additional revenue for the year ended December 31, 2016. During the year ended December 31, 2015 and 2014, Connecticut Water recorded $1.6 million and $3.7 million, respectively, in additional revenue related to the WRA.

Maine Rates
In Maine, the overall, approved cumulative Water Infrastructure Charge (“WISC”) for all divisions was 4.7%, 1.6% and 2.0% above base rates as of December 31, 2016, 2015 and 2014, respectively. Two pending WISC filings as of December 31, 2016 have since been approved in the first quarter of 2017, bringing the total to 6.5%.

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

A newly passed water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015. Maine Water is currently precluded from seeking new rates in certain divisions due to various agreements with the MPUC, but is evaluating how and when this new mechanism can be implemented.

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

REVENUES – The Company’s accounting policies regarding revenue recognition by segment are as follows:

Water Operations – Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as certain public and private fire protection customers who are billed monthly.  Most customers, except fire protection customers, are metered.  Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and are earned when water is delivered.  Public fire protection revenues are based on the length of the water main, and number of hydrants in service and are earned on a monthly basis.  Private fire protection charges are based on the diameter of the connection to the water main.  Our Regulated Companies accrue an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter, which is reflected as “Accrued Unbilled Revenues” in the accompanying Consolidated Balance Sheets. Beginning in 2013, Connecticut Water began to record deferred revenue to represent under collection from customers based upon allowed revenues as approved by PURA. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting”.

Real Estate Transactions – Revenues are recorded when a sale or other transaction has been completed and title to the real estate has been transferred. Net income from the Real Estate Transactions segment is shown net in the “Other Income

CONNECTICUT WATER SERVICE, INC.

(Deductions), Net of Taxes” portion of the Company’s Consolidated Statements of Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting”.

Services and Rentals – Revenues are recorded when the Company has delivered the services called for by contractual obligation. Net income from the Services and Rentals segment is shown net in the “Other Income (Deductions), Net of Taxes” portion of the Company’s Consolidated Statements of Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting”.

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

Allowance For Funds Used During Construction – AFUDC is the cost of debt and equity funds used to finance the construction of utility plant. The amount shown on the Consolidated Statements of Income relates to the equity portion.  The debt portion is included as an offset to “Other Interest Income, Net”.  Generally, utility plant under construction is not recognized as part of rate base for ratemaking purposes until facilities are placed into service, and accordingly, AFUDC is charged to the construction cost of utility plant.  Capitalized AFUDC, which does not represent current cash income, is recovered through rates over the service lives of the assets.

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

The components that comprise net additions to Utility Plant during the last three years ending December 31 are as follows:

(in thousands)	2016	2015	2014
Additions to Utility Plant:
Company Financed	$66,339	$47,774	$44,969
Allowance for Funds Used During Construction	1,198	530	518
Subtotal – Utility Plant Increase to Rate Base	67,537	48,304	45,487
Advances from Others for Construction	350	251	699
Net Additions to Utility Plant	$67,887	$48,555	$46,186

Depreciation – Depreciation is computed on a straight-line basis at various rates as approved by the state regulators on a company by company basis.  Depreciation allows the Company to recover the investment in utility plant over its useful life.  The overall consolidated company depreciation rate, based on the average balances of depreciable property, was 1.9%, 1.9%, and 1.9% for 2016, 2015, and 2014, respectively.

INCOME TAXES – The Company provides income tax expense for its utility operations in accordance with the regulatory accounting policies of the applicable jurisdictions. The Company’s income tax provision is calculated on a separate return

CONNECTICUT WATER SERVICE, INC.

basis. The Connecticut PURA requires the flow-through method of accounting for most state tax temporary differences as well as for certain federal temporary differences. The MPUC requires the flow-through method of accounting for most state temporary differences and normalized accounting for most federal temporary differences. However, in its approvals of the stipulation agreements between Maine Water and the Office of the Public Advocate, issued in 2015, the MPUC has allowed flow-through method of accounting stemming from Maine Water’s adoption of the IRS’ Repair Regulations in all of its divisions.

The Company computes deferred tax liabilities for all temporary book-tax differences using the liability method prescribed in FASB ASC 740 “Income Taxes” (“FASB ASC 740”). Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities.  Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. Deferred tax liabilities that have not been reflected in tax expense due to regulatory treatment are reflected as “Unfunded Future Income Taxes”, and are expected to be included in future years’ rates.

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

GOODWILL – As part of the purchase of regulated water companies, the Company recorded goodwill of $30.4 million as of December 31, 2016 representing the amount of the purchase price over net book value of the assets acquired.  The Company accounts for goodwill in accordance with Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“FASB ASC 350”). As a result of the rate order issued by the MPUC, the Company reduced its goodwill balance by $1.3 million in the year ended December 31, 2015.

As part of FASB ASC 350, the Company is required to perform an annual review of goodwill for any potential impairment, which we perform as of December 31 each year. We update the assessment between the annual testing if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As allowed under FASB ASC 350, the Company performed a qualitative analysis of its goodwill for the year ended December 31, 2016. A qualitative analysis includes a review of internal and external factors that could have an impact on a reporting unit’s fair value when compared to its carrying amount. These factors included a review of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific events, changes in reporting units and a review of the Company’s stock price.

The last quantitative analysis of impairment was performed as of December 31, 2015, which concluded that the estimated fair value of the Water Operations reporting unit, which has goodwill recorded, exceeded the reporting unit’s carrying amount by at least 71% as of December 31, 2015.  Additionally, the Company believes that no event has occurred which would trigger impairment since the last quantitative test performed.  Based on these factors and other factors considered in its qualitative analysis, the Company believes that it is more likely than not that the fair market value is more than the carrying value of the Water Operation Segment and therefore, no goodwill impairment was recognized in 2016 and 2015.

We may be required to recognize an impairment of goodwill in the future due to market conditions or other factors that are beyond our control and unrelated to our performance. Those market events could include a decline in the forecasted results in our business plan, significant adverse rate case results, changes in capital investment budgets or changes in interest rates that

CONNECTICUT WATER SERVICE, INC.

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

EARNINGS PER SHARE – The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the years ended December 31:

Years ended December 31,	2016	2015	2014
Numerator (in thousands)
Basic Net Income Applicable to Common Stock	$23,349	$22,723	$21,281
Diluted Net Income Applicable to Common Stock	$23,349	$22,723	$21,281
Denominator (in thousands)
Basic Weighted Average Shares Outstanding	11,009	10,958	10,893
Dilutive Effect of Stock Awards	219	206	198
Diluted Weighted Average Shares Outstanding	11,228	11,164	11,091
Earnings per Share
Basic Earnings per Share	$2.12	$2.07	$1.95
Dilutive Effect of Stock Awards	0.04	0.03	0.03
Diluted Earnings per Share	$2.08	$2.04	$1.92

NEW ACCOUNTING PRONOUNCEMENTS – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU No. 2014-09”) which amends its guidance related to revenue recognition. ASU No. 2014-09 requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. ASU No. 2014-09 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, however early adoption is not permitted. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of ASU No. 2014-09, making ASU No. 2014-09 effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently determining its implementation approach, retrospectively to each prior reporting period presented or retrospectively with a cumulative effect adjustment to retained earnings for initial application, and assessing the impact that this guidance may have on our consolidated financial position, including its impact on the Company’s contracted services provided to water utilities and the impact ASU No. 2014-09 will have on the Company’s accounting surrounding Contributions in Aid of Construction.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”). The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. ASU No. 2015-03 requires retrospective application and represents a change in accounting principle. The update became effective for the Company on January 1, 2016, which had the effect of reducing the December 31, 2015 “Long-Term Debt” and “Total Regulatory and Other Long-Term Assets” balances by $5,786,000 on the Consolidated Balance Sheet.

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

CONNECTICUT WATER SERVICE, INC.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU No. 2015-16”) which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers would now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. ASU No. 2015-16 is effective for the Company on January 1, 2017 and will be adopted on a prospective basis. The adoption is not expected to have a material impact on our consolidated financial position.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-17”). ASU No. 2015-17 requires net deferred tax assets and liabilities to be classified as non-current on the Company’s Consolidated Balance Sheets. Prior to adoption of the new standard, net deferred tax assets and liabilities were presented separately as current and non-current on the Consolidated Balance Sheets.  ASU No. 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company adopted ASU No. 2015-17, effective January 1, 2016, which had the effect of reducing the December 31, 2015 “Prepayments and Other Current Assets” and “Deferred Federal and State Income Taxes” balances by $17,000 on the Consolidated Balance Sheet.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, (“ASU No. 2016-02”), which will require lessees to recognize the following for all leases at the commencement date of a lease: a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Public business entities should apply the amendments in ASU No. 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact of this standard on its consolidated financial position and results of operations, but does not expect that the adoption of this guidance will have material impact.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 impacts several aspects of the accounting for share-based payment transactions, including classification of certain items on the Consolidated Statement of Cash Flows and accounting for income taxes.  Specifically, ASU No. 2016-09 requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statements of Income, introducing a new element of volatility to the provision for income taxes. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company early adopted ASU No. 2016-09 during the second quarter of 2016, which had the effect of decreasing the “Other” line item on the Consolidated Statements of Income for the year ended December 31, 2016 by approximately $19,000.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU No. 2016-15”). The amendments ASU No. 2016-15 clarify the classification for eight different types of activities, including debt prepayment and extinguishment costs, proceeds from insurance claims and distributions from equity method investees. For public business entities, ASU No. 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company is currently assessing the impact of this standard on its Consolidated Statements of Cash Flows, but does not expect that the adoption of this guidance will materially impact our consolidated financial position or results of operation.

NOTE 2:  INCOME TAX EXPENSE

Under ASC 740, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. From time to time, the Company is assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the “Other” line item, within the “Other Income (Deductions), Net of Taxes” section of the Consolidated Statements of Income.  There were no such charges or accruals for the years ending December 31, 2016, 2015, and 2014.

CONNECTICUT WATER SERVICE, INC.

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

On the 2012 tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS temporary tangible property regulations. On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of $1,185,000. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  Therefore, as required by FASB ASC 740, during the year ended December 31, 2016, the Company recorded a provision of $3.1 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $6.3 million in the prior year for a cumulative total of $9.4 million.

The Company remains subject to examination by federal tax authorities for the 2013 through 2015 tax years; the State of Maine’s tax authorities for the 2013 through 2015 tax years; and the State of Connecticut’s tax authorities for the 2014 and 2015 tax years.

Income Tax (Benefit) Expense for the years ended December 31, is comprised of the following:

(in thousands)	2016	2015	2014
Federal Classified as Operating (Benefit) Expense	$1,782	$(562)	$2,919
Federal Classified as Other Utility Income	385	409	424
Federal Classified as Other Income (Expense)
Land Sales and Donations	57	(70)	26
Non-Water Sales	702	664	788
Other	(686)	(832)	(825)
Total Federal Income Tax (Benefit) Expense	2,240	(391)	3,332
State Classified as Operating (Benefit) Expense	788	(257)	677
State Classified as Other Utility Income	92	98	100
State Classified as Other Income (Expense)
Land Sales and Donations	—	(287)	6
Non-Water Sales	172	196	194
Other	(126)	(128)	(82)
Total State Income Tax (Benefit) Expense	926	(378)	895
Total Income Tax (Benefit) Expense	$3,166	$(769)	$4,227

CONNECTICUT WATER SERVICE, INC.

The components of the Federal and State income tax provisions are:

(in thousands)	2016	2015	2014
Current Income Taxes
Federal	$(15)	$315	$427
State	463	201	(306)
Total Current	448	516	121
Deferred Income Taxes, Net
Federal
Investment Tax Credit	(75)	(75)	(75)
Excess Deferred Taxes	(110)	192	—
Deferred Revenue	(353)	(754)	215
Land Donations	37	(179)	(56)
Depreciation	1,769	660	1,728
Net Operating Loss Carry-forwards	(1,258)	(1,171)	(600)
AMT Credit Carry-forwards	—	53	—
Provision for uncertain positions	2,487	874	2,177
Other	(242)	(306)	(484)
Total Federal	2,255	(706)	2,905
State
Land Donations	55	41	—
Provision for uncertain positions	611	41	663
Other	(203)	(661)	538
Total State	463	(579)	1,201
Total Deferred Income Taxes	2,718	(1,285)	4,106
Total Income Tax	$3,166	$(769)	$4,227

Deferred income tax (assets) and liabilities are categorized as follows on the Consolidated Balance Sheets:

(in thousands)	2016	2015
Unrecovered Income Taxes - Regulatory Asset	$(93,264)	$(77,510)
Deferred Federal and State Income Taxes	50,558	48,036
Unfunded Future Income Taxes	90,977	74,712
Unamortized Investment Tax Credits - Regulatory Liability	1,189	1,264
Net Deferred Income Tax Liability	$49,460	$46,502

Net deferred income tax liability increased from December 31, 2015 to December 31, 2016 due to the current year tax effects of temporary differences mostly related to plant items and the recording of provisions for uncertain tax positions.

CONNECTICUT WATER SERVICE, INC.

Deferred income tax (assets) and liabilities are comprised of the following:

(in thousands)	2016	2015
Tax Credit Carry-forward (1)	$(968)	$(904)
Charitable Contribution Carry-forwards (2)	(389)	(372)
Valuation Allowance on Charitable Contributions	107	—
Prepaid Income Taxes on CIAC	58	63
Net Operating Loss Carry-forwards (3)	(5,132)	(3,730)
Valuation Allowance on Net Operating Losses	1,471	1,326
Other Comprehensive Income	(589)	(597)
Accelerated Depreciation	51,119	49,341
Provision on Repair Deductions	9,464	6,366
Long-Term Compensation Agreements	(4,416)	(4,004)
Unamortized Investment Tax Credits	1,189	1,264
Other	(2,454)	(2,251)
Net Deferred Income Tax Liability	$49,460	$46,502

(1)	State tax credit carry-forwards expire beginning in 2019 and ending in 2040.

(2)	Charitable Contribution carry-forwards expire with the filing of the 2016 Federal and State Tax Returns in 2017 and ending in 2021.

(3)	Net operating loss carry-forwards expire beginning in 2017 and ending in 2036.

The calculation of Pre-Tax Income is as follows:

(in thousands)	2016	2015	2014
Pre-Tax Income
Net Income	$23,387	$22,761	$21,319
Income Taxes	3,166	(769)	4,227
Total Pre-Tax Income	$26,553	$21,992	$25,546

In accordance with required regulatory treatment, certain deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate.  The differences between the effective income tax rate recorded by the Company and the statutory federal tax rate are as follows:

	2016	2015	2014
Federal Statutory Tax Rate	34.0%	34.0%	34.0%
Tax Effect Differences:
State Income Taxes Net of Federal Benefit	2.6%	—%	1.3%
Property Related Items	(30.4)%	(19.2)%	(25.0)%
Performance Stock	(0.8)%	0.2%	1.2%
Pension Costs	(0.4)%	(1.7)%	2.9%
Repair Regulatory Liability	(3.9)%	(11.5)%	(6.3)%
Change in Estimate of Prior Year Income Tax Expense	0.3%	(10.6)%	(1.4)%
Provision for Uncertain Tax Positions	10.2%	4.1%	9.2%
Other	0.3%	1.2%	0.7%
Effective Income Tax Rate	11.9%	(3.5)%	16.6%

In the second quarter of 2015, the MPUC approved the flow through treatment of the repair tax deduction. The flow through treatment of the deductions taken on the Company’s 2013 tax return is reflected in the change in estimate of prior year income tax expense. In addition, the adoption of the repair tax deduction allowed for a benefit which is reflected in property related

CONNECTICUT WATER SERVICE, INC.

items.  Beginning in the second quarter of 2014, the return to customers of the repair tax benefit is reflected under Repair Regulatory Liability. Provisions for uncertain tax positions were recorded to reflect the possible challenge of the Company’s methodology for determining its repair deduction as required by FASB ASC 740.

NOTE 3:  COMMON STOCK

The Company has 25,000,000 authorized shares of common stock, no par value.  A summary of the changes in the common stock accounts for the period January 1, 2014 through December 31, 2016, appears below:

(in thousands, except share data)	Shares	Issuance Amount	Expense	Total
Balance, January 1, 2014	11,038,232	$142,681	$(4,090)	$138,591
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	35,433	1,396	—	1,396
Dividend Reinvestment Plan	50,965	1,697	—	1,697
Balance, December 31, 2014	11,124,630	145,774	(4,090)	141,684
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	25,575	1,314	—	1,314
Dividend Reinvestment Plan	42,677	1,536	—	1,536
Balance, December 31, 2015	11,192,882	148,624	(4,090)	144,534
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	22,128	(405)	—	(405)
Dividend Reinvestment Plan	33,448	1,610	—	1,610
Balance, December 31, 2016 (1)	11,248,458	$149,829	$(4,090)	$145,739

(1)	Includes 53,821 restricted shares and 217,954 common stock equivalent shares issued through the Performance Stock Programs through December 31, 2016.

The Company may not pay any dividends on its common stock unless full cumulative dividends to the preceding dividend date for all outstanding shares of Preferred Stock of the Company have been paid or set aside for payment.  All such Preferred Stock dividends have been paid.

NOTE 4:  RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 2014 through December 31, 2016, appears below:

(in thousands, except per share data)	2016	2015	2014
Balance, beginning of year	$80,378	$69,370	$59,277
Net Income	23,387	22,761	21,319
Sub-total	103,765	92,131	80,596
Dividends declared:
Cumulative Preferred Stock, Series A, $0.80 per share	12	12	12
Cumulative Preferred Stock, Series $0.90, $0.90 per share	26	26	26
Common Stock:
$1.115, $1.05 and $1.01 per Common Share in 2016, 2015 and 2014, respectively	12,514	11,715	11,188
Total Dividends Declared	12,552	11,753	11,226
Balance, end of year	$91,213	$80,378	$69,370

CONNECTICUT WATER SERVICE, INC.

NOTE 5: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income/(Loss) (“AOCI”) by component, net of tax, for the years ended December 31, 2016, 2015, and 2014, appear below:

(in thousands)	Unrealized Gains on Investments	Defined Benefit Items	Total
Balance as of January 1, 2014 (a)	$259	$(374)	$(115)
Other Comprehensive Income (Loss) Before Reclassification	2	(1,748)	(1,746)
Amounts Reclassified from AOCI	37	221	258
Net current-period Other Comprehensive Income (Loss)	39	(1,527)	(1,488)
Balance as of December 31, 2014	$298	$(1,901)	$(1,603)
Other Comprehensive (Loss) Income Before Reclassification	(195)	582	387
Amounts Reclassified from AOCI	97	184	281
Net current-period Other Comprehensive (Loss) Income	(98)	766	668
Balance as of December 31, 2015	$200	$(1,135)	$(935)
Other Comprehensive Income (Loss) Before Reclassification	24	(227)	(203)
Amounts Reclassified from AOCI	11	203	214
Net current-period Other Comprehensive Income (Loss)	35	(24)	11
Balance as of December 31, 2016	$235	$(1,159)	$(924)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Consolidated Statements of Income for the for the years ended December 31, 2016, 2015, and 2014:

Details about Other AOCI Components (in thousands)	Amounts Reclassified from AOCI for the Year Ended December 31, 2016(a)	Amounts Reclassified from AOCI for the Year Ended December 31, 2015(a)	Amounts Reclassified from AOCI for the Year Ended December 31, 2014(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$17	$148	$55	Other
Tax expense	(6)	(51)	(18)	Other
Total Reclassified from AOCI	11	97	37

Amortization of Recognized Net Gain from Defined Benefit Items	308	281	335	Other (b)
Tax expense	(105)	(97)	(114)	Other
Total Reclassified from AOCI	203	184	221

Total Reclassifications for the period, net of tax	$214	$281	$258

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 12 “Long-Term Compensation Arrangements” for additional details).

CONNECTICUT WATER SERVICE, INC.

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

The following tables summarize our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2016 and 2015.  These instruments are included in “Other Property and Investments” on the Company’s Consolidated Balance Sheets:

December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Asset Type:
Money Market Fund	$122	$—	$—	$122
Mutual Funds:
Equity Funds (1)	1,662	—	—	1,662
Fixed Income Funds (2)	534	—	—	534
Total	$2,318	$—	$—	$2,318

December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Asset Type:
Money Market Fund	$122	$—	$—	$122
Mutual Funds:
Equity Funds (1)	1,441	—	—	1,441
Fixed Income Funds (2)	485	—	—	485
Total	$2,048	$—	$—	$2,048

(1)	Mutual funds consisting primarily of equity securities.

(2)	Mutual funds consisting primarily of fixed income securities.

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

CONNECTICUT WATER SERVICE, INC.

COMPANY OWNED LIFE INSURANCE – The fair value of Company Owned Life Insurance is based on the cash surrender value of the contracts. These contracts are based principally on a referenced pool of investment funds that actively redeem shares and are observable and measurable and are presented on the “Other Property and Investments” line item of the Company’s Consolidated Balance Sheets. The value of Company Owned Life Insurance at December 31, 2016 and 2015 was $3,075,000 and $2,909,000, respectively.

LONG-TERM DEBT – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company and similar marketable securities.  As of December 31, 2016 and 2015, the estimated fair value of the Company’s long-term debt was $210,463,000 and $191,616,000, respectively, as compared to the carrying amounts of $202,365,000 and $177,654,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is the benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

ADVANCES FOR CONSTRUCTION – Customer advances for construction have a carrying amount of $19,127,000 and $21,444,000 at December 31, 2016 and 2015, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

The fair values shown above have been reported to meet the disclosure requirements of FASB ASC 825, “Financial Instruments” (“FASB ASC 825”) and do not purport to represent the amounts at which those obligations would be settled.

CONNECTICUT WATER SERVICE, INC.

NOTE 7:  LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following:

(in thousands)		2016	2015
Connecticut Water Service, Inc.:
4.09%	Term Loan Note and Supplement A, Due 2027	$13,437	$14,472
The Connecticut Water Company:
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.10%	2009 A Series, Due 2039	—	19,930
5.00%	2011 A Series, Due 2021	23,115	23,303
3.16%	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	CoBank Note Payable, Due 2033	14,550	14,550
4.36%	CoBank Note Payable, Due May 2036	30,000	—
4.04%	CoBank Note Payable, Due July 2036	19,930	—
Total The Connecticut Water Company		164,255	134,443
The Maine Water Company:
8.95%	1994 Series G, Due 2024	7,200	8,100
2.68%	1999 Series J, Due 2019	254	339
0.00%	2001 Series K, Due 2031	615	656
2.58%	2002 Series L, Due 2022	67	75
1.53%	2003 Series M, Due 2023	341	361
1.73%	2004 Series N, Due 2024	371	401
0.00%	2004 Series O, Due 2034	120	127
1.76%	2006 Series P, Due 2026	391	411
1.57%	2009 Series R, Due 2029	217	227
0.00%	2009 Series S, Due 2029	583	628
0.00%	2009 Series T, Due 2029	1,634	1,760
0.00%	2012 Series U, Due 2042	154	160
1.00%	2013 Series V, Due 2033	1,335	1,360
2.52%	CoBank Note Payable, Due 2017	1,965	1,965
4.24%	CoBank Note Payable, Due 2024	4,500	4,500
7.72%	Series L, Due 2018	2,250	2,250
2.40%	Series N, Due 2022	1,101	1,176
1.86%	Series O, Due 2025	790	830
2.23%	Series P, Due 2028	1,294	1,324
0.01%	Series Q, Due 2035	1,771	1,864
1.00%	Series R, Due 2025	2,250	2,488
Various	Various Capital Leases	8	17
Total The Maine Water Company		29,211	31,019
Add: Acquisition Fair Value Adjustment		321	562
Less: Current Portion		(4,859)	(2,842)
Less: Unamortized Debt Issuance Expense		(5,318)	(5,786)
Total Long-Term Debt		$197,047	$171,868

CONNECTICUT WATER SERVICE, INC.

The Company’s required principal payments for the years 2017 through 2021 are as follows:

(in thousands)
2017	$4,859
2018	$5,342
2019	$3,194
2020	$3,186
2021	$3,239

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

On March 17, 2015, Maine Water completed the issuance of $1,864,050 aggregate principal amount of its First Mortgage Bonds, Series Q, 0.01% due March 17, 2035 (the “Series Q Bonds”). The Series Q Bonds were issued by Maine Water to the Maine Municipal Bond Bank (the “Bank”) and the proceeds of the issuance were loaned (the “Series Q Loan”) by the Bank to Maine Water pursuant to a Loan Agreement by and between Maine Water and the Bank dated as of March 17, 2015. The proceeds of the Series Q Loan were used by Maine Water to fund various water facilities projects, including the replacement of a booster station and modifications to a treatment plant, each located in the City of Biddeford, Maine.

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

In April 2016, Connecticut Water filed an application with PURA to issue promissory notes in the aggregate principal amount of up to $49,930,000 with CoBank, ACB (“CoBank”) under its existing Master Loan Agreement by and between Connecticut Water and CoBank dated October 29, 2012, in order for Connecticut Water to redeem its $19,930,000 2009A Series of outstanding Water Facility Revenue Bonds previously issued by the Connecticut Development Authority (the “2009A Bonds”) and to provide $30,000,000 to partially fund its ongoing construction program. On June 1, 2016, Connecticut Water issued $30,000,000, at 4.36%, in debt under its existing Master Loan Agreement with CoBank, with a maturity date of May 20, 2036. On July 7, 2016, Connecticut Water issued $19,930,000, at 4.04%, in debt under its existing Master Loan Agreement with CoBank, with a maturity date of July 7, 2036. Connecticut Water used the proceeds to immediately pay off the $19,930,000 2009A Bonds.

On January 10, 2017, Maine Water executed and delivered to CoBank a new Promissory Note and Single Advance Term Loan Supplement, dated January 10, 2017 (the “Third Promissory Note”). On the terms and subject to the conditions set forth in the Third Promissory Note issued pursuant to the Agreement, CoBank agreed to make an unsecured loan (the “Loan”) to Maine Water in the principal amount of $5,000,000 at 4.18%, due December 30, 2026. The proceeds of the Loan will be used to finance new capital expenditures and refinance existing debt owed to the Company, incurred in connection with general water system improvements.

In addition to paying off the 2009A Bonds, Due 2039 using the proceeds of the July CoBank issuance discussed above, during the year ending December 31, 2016, the Company paid approximately $1,035,000 related to Connecticut Water Service’s Term Note Payable issued as part of the 2012 acquisition of Maine Water and approximately $1,808,000 in sinking funds related to Maine Water’s outstanding bonds.

Financial Covenants – The Company is required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company was in compliance with all covenants at December 31, 2016.

NOTE 8:  PREFERRED STOCK

The Company’s Preferred Stock at December 31, consisted of the following:

(in thousands, except share data)	2016	2015
Connecticut Water Service, Inc.
Cumulative Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares	$300	$300
Cumulative Series $0.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares, Issued and Outstanding 29,499	472	472
Total Preferred Stock	$772	$772

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

NOTE 9:  BANK LINES OF CREDIT

The Company maintains a $15 million line of credit agreement with CoBank, ACB, that is currently scheduled to expire on July 1, 2020.  The Company maintains an additional line of credit of $45 million with RBS Citizens, N.A., with an expiration date of April 25, 2021.  As of December 31, 2016 the total lines of credit available to the Company were $60 million.  As of December 31, 2016 and 2015, the Company had $33.0 million and $16.1 million of “Interim Bank Loans Payable”, respectively.  As of December 31, 2016, the Company had $27.0 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

At December 31, 2016 and 2015, the weighted average interest rates on these short-term borrowings outstanding was 2.7% and 2.4%, respectively.

NOTE 10:  UTILITY PLANT

The components of utility plant and equipment at December 31, were as follows:

(in thousands)	2016	2015
Land	$13,724	$13,615
Source of supply	36,405	35,973
Pumping	38,902	37,110
Water treatment	84,594	81,544
Transmission and distribution	530,716	490,489
General	75,438	66,341
Held for future use	432	432
Acquisition Adjustment	(2,351)	(3,057)
Total	$777,860	$722,447

The amounts of depreciable utility plant at December 31, 2016 and 2015 included in total utility plant were $719,070,000 and $664,415,000, respectively.  Non-depreciable plant is primarily funded through CIAC.

NOTE 11:  TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

(in thousands)	2016	2015	2014
Municipal Property Taxes	$8,501	$7,896	$7,659
Payroll Taxes	1,295	1,398	1,372
Total Taxes Other than Income Taxes	$9,796	$9,294	$9,031

NOTE 12:  LONG-TERM COMPENSATION ARRANGEMENTS

The Company has accrued for long-term compensation arrangements as of December 31 as follows:

(in thousands)	2016	2015
Defined Benefit Pension Plan	$16,628	$19,232
Post-Retirement Benefit Other than Pension	5,246	5,041
Supplemental Executive Retirement Plan	8,688	7,915
Deferred Compensation	2,932	2,131
Other Long-Term Compensation	46	70
Total Long-Term Compensation Arrangements	$33,540	$34,389

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

The targeted asset allocation ratios for those plans as set by the Committee at December 31:

	2016	2015
Equity	65%	65%
Fixed Income	35%	35%
Total	100%	100%

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

PENSION
Defined Benefit Plan – The Company and certain of its subsidiaries have a noncontributory defined benefit pension plan covering qualified employees.  In general, the Company’s policy is to fund accrued pension costs as permitted by federal income tax and The Employee Retirement Income Security Act of 1974 regulations.  The Company amortizes actuarial gains and losses over the average remaining service period of active participants.  A contribution of $5,525,000 was made in 2016 for the 2015 plan year.  The Company expects to make a contribution of approximately $2,971,000 in 2017 for the 2016 plan year.

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

CONNECTICUT WATER SERVICE, INC.

and to comply with various legislative and regulatory developments.  The amended and restated Plan was submitted to the IRS with the Company’s application for a Determination Letter on January 29, 2016.

The following tables set forth the benefit obligation and fair value of the assets of the Company’s defined benefit plans at December 31, the latest valuation date:

Pension Benefits (in thousands)	2016	2015
Change in benefit obligation:
Benefit obligation, beginning of year	$75,845	$79,815
Service cost	1,895	2,152
Interest cost	3,212	3,114
Actuarial loss (gain)	2,017	(4,350)
Benefits paid	(3,553)	(4,806)
Administrative expenses	(109)	(80)
Benefit obligation, end of year	$79,307	$75,845
Change in plan assets:
Fair value, beginning of year	$56,613	$61,635
Actual return on plan assets	4,203	(136)
Employer contributions	5,525	—
Benefits paid	(3,553)	(4,806)
Administrative expenses	(109)	(80)
Fair value, end of year	$62,679	$56,613
Funded Status	$(16,628)	$(19,232)
Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$—	$—
Current liability	—	—
Non-current liability	(16,628)	(19,232)
Net amount recognized	$(16,628)	$(19,232)

The accumulated benefit obligation for all defined benefit pension plans was approximately $70,748,000 and $66,818,000 at December 31, 2016 and 2015, respectively.

Weighted-average assumptions used to determine benefit obligations at December 31:	2016	2015
Discount rate	4.10%	4.30%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2016	2015	2014
Discount rate	4.30%	3.95%	4.90%
Expected long-term return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	4.00%	4.00%	4.00%

The Company based its discount rate assumptions the Citigroup Above Median AA Pension Discount Curve.

CONNECTICUT WATER SERVICE, INC.

The following table shows the components of periodic benefit costs:

Pension Benefits (in thousands)	2016	2015	2014
Components of net periodic benefit costs
Service cost	$1,895	$2,152	$1,829
Interest cost	3,212	3,114	3,087
Expected return on plan assets	(4,080)	(3,847)	(3,567)
Amortization of:
Prior service cost	16	16	73
Net loss	2,049	2,979	1,319
Net Periodic Pension Benefit Costs	$3,092	$4,414	$2,741

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset:

Pension Benefits (in thousands)	2016	2015
Change in net (gain) loss	$1,866	$(429)
Change in prior service cost	—	—
Other - regulatory action	—	2,050
Amortization of prior service cost	(16)	(16)
Amortization of net loss	(1,998)	(2,904)
Total recognized to Regulatory Asset	$(148)	$(1,299)

The following table shows the other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (“OCI”):

Pension Benefits (in thousands)	2016	2015
Change in net (gain) loss	$28	$62
Change in prior service cost	—	—
Amortization of prior service cost	—	—
Amortization of net loss	(51)	(75)
Total recognized to OCI	$(23)	$(13)

Amounts Recognized as a Regulatory Asset at December 31: (in thousands)	2016	2015
Prior service cost	$70	$86
Net loss	12,196	12,328
Total Recognized as a Regulatory Asset	$12,266	$12,414

Amounts Recognized in OCI at December 31: (in thousands)	2016	2015	2014
Transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net loss	315	338	2,401
Total Recognized in Other Comprehensive Income	$315	$338	$2,401

Estimated Net Periodic Benefit Cost Amortizations for the periods January 1 - December 31,: (in thousands)	2017
Amortization of transition obligation	$—
Amortization of prior service cost	15
Amortization of net loss	2,030
Total Estimated Net Periodic Benefit Cost Amortizations	$2,045

CONNECTICUT WATER SERVICE, INC.

Plan Assets
The Company’s pension plan weighted-average asset allocations at December 31, 2016 and 2015 by asset category were as follows:

	2016	2015
Equity	65%	64%
Fixed Income	35%	36%
Total	100%	100%

See Note 6, “Fair Value of Financial Instruments”, for discussion on how fair value is determined.  The fair values of the Company’s pension plan assets at December 31, 2016 and 2015 were as follows:

2016
(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$1,174	$—	$—
Mutual Funds:
Fixed Income Funds (1)	21,070	—	—
Equity Funds (2)	40,435	—	—
Total	$62,679	$—	$—

2015
(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$805	$—	$—
Mutual Funds:
Fixed Income Funds (1)	19,609	—	—
Equity Funds (2)	36,199	—	—
Total	$56,613	$—	$—

(1)	Mutual funds consisting primarily of fixed income securities.

(2)	Mutual funds consisting primarily of equity securities.

The plan’s expected future benefit payments are:

(in thousands)
2017	$3,928
2018	4,339
2019	4,846
2020	4,746
2021	4,973
Years 2021 – 2025	26,452

POST-RETIREMENT BENEFITS OTHER THAN PENSION (“PBOP”) – In addition to providing pension benefits, Connecticut Water and Maine Water, provide certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust.  Covered employees may become eligible for these benefits if they retire on or after age 55 with 10 years of service.  The contribution for calendar years 2016 and 2015 was $12,000 and $13,000, respectively.

CONNECTICUT WATER SERVICE, INC.

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

Another subsidiary company, Barnstable Holding, also provides certain health care benefits to eligible retired employees. Employees of Barnstable Holding, became eligible for these benefits if they retired on or after age 65 with at least 15 years of service.  Post-65 medical coverage is provided for retired employees up to a maximum coverage of $500 per quarter. Barnstable Holding’s PBOP currently is not funded.  Barnstable Holding no longer has any employees; therefore, no new participants will be entering Barnstable Holding’s PBOP.  The tables below do not include Barnstable Holding’s PBOP.  Barnstable Holding’s PBOP had a Benefit Obligation of $49,000 and $52,000 at December 31, 2016 and 2015, respectively.  Additionally, this plan did not hold any assets as of December 31, 2016 and 2015.  Barnstable Holding’s PBOP’s net periodic benefit costs were less than $1,000 in 2016 and 2015.

The following tables set forth the benefit obligation and fair value of the assets of Connecticut Water and Maine Water’s PBOP at December 31, the latest valuation date:

PBOP Benefits (in thousands)	2016	2015
Change in benefit obligation:
Benefit obligation, beginning of year	$13,192	$15,533
Service cost	376	458
Interest cost	541	562
Plan participant contributions	151	156
Actuarial (gain)	(351)	(3,115)
Benefits paid	(367)	(402)
Benefit obligation, end of year	$13,542	$13,192
Change in plan assets:
Fair value, beginning of year	$8,203	$8,429
Actual return on plan assets	346	7
Employer contributions	12	13
Plan participant contributions	151	156
Benefits paid	(367)	(402)
Fair value, end of year	$8,345	$8,203
Funded Status	$(5,197)	$(4,989)
Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$—	$—
Current liability	—	—
Non-current liability	(5,197)	(4,989)
Net amount recognized	$(5,197)	$(4,989)

Weighted-average assumptions used to determine benefit obligations at December 31:	2016	2015
Discount rate	3.95%	4.15%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2016	2015	2014
Discount rate	4.15%	3.80%	4.80%
Expected long-term return on plan assets	4.50%	4.50%	4.50%

The Company based its discount rate assumptions the Citigroup Above Median AA Pension Discount Curve.

CONNECTICUT WATER SERVICE, INC.

The following table shows the components of periodic benefit costs:

PBOP Benefits (in thousands)	2016	2015	2014
Components of net periodic benefit costs
Service cost	$376	$458	$494
Interest cost	541	562	625
Expected return on plan assets	(341)	(324)	(305)
Other	225	225	225
Amortization of:
Prior service credit	(400)	(571)	(806)
Recognized net loss	39	388	344
Net Periodic Post Retirement Benefit Costs	$440	$738	$577

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory liability:

PBOP Benefits (in thousands)	2016	2015
Change in net gain	$(356)	$(2,797)
Amortization of prior service cost	400	571
Amortization of net loss	(39)	(388)
Other regulatory amortization	(236)	(236)
Total recognized to Regulatory Liability	$(231)	$(2,850)

Amounts Recognized as a Regulatory Liability Asset at December 31: (in thousands)	2016	2015
Transition obligation	$—	$—
Prior service cost	(182)	(583)
Net loss	(531)	(135)
Other regulatory asset	254	494
Total Recognized as a Regulatory Liability	$(459)	$(224)

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

Estimated Benefit Cost Amortizations for the periods January 1 - December 31:(in thousands)	2017
Amortization of transition obligation	$—
Amortization of prior service credit	(181)
Amortization of net loss	(30)
Total Estimated Net Periodic Benefit Cost Amortizations	$(211)

Assumed health care cost trend rates at December 31:	2016		2015
	Medical	Dental	Medical	Dental
Health care cost trend rate assumed for next year (1)	8.25%	8.25%	8.5%	8.5%
Rate to which the cost trend rate is assumed to decline	4.75%	4.75%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2024	2023	2023

(1) – Twenty-five basis point declining trend rate from 2015 to 2016.

CONNECTICUT WATER SERVICE, INC.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects on Connecticut Water and Maine Water’s plan and would have no impact on the Barnstable Holding plan:

(in thousands)	1 Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$49	$(45)
Effect on post-retirement benefit obligation	$665	$(627)

Plan Assets
Connecticut Water and Maine Water’s other post-retirement benefit plan weighted-average asset allocations at December 31, 2016 and 2015 by asset category were as follows:

	2016	2015
Equity	64%	63%
Fixed Income	36%	37%
Total	100%	100%

See Note 6, “Fair Value of Financial Instruments”, for discussion on how fair value is determined.  The fair values of the Company’s PBOP assets at December 31, 2016 and 2015 were as follows:

2016
(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market	$222	$—	$—
Mutual Funds:
Fixed Income Funds (1)	2,770	—	—
Equity Funds (2)	5,353	—	—
Total	$8,345	$—	$—

2015
(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market	$239	$—	$—
Mutual Funds:
Fixed Income Funds (1)	2,810	—	—
Equity Funds (2)	5,154	—	—
Total	$8,203	$—	$—

(1)	Mutual funds consisting primarily of fixed income securities.

(2)	Mutual funds consisting primarily of equity securities.

Cash Flows
The Company contributed $12,000 to its other post-retirement benefit plan in 2016 for plan year 2016.  The Company does not expect to make a contribution in 2017 for plan year 2017.

CONNECTICUT WATER SERVICE, INC.

Expected future benefit payments are:

(in thousands)
2017	$447
2018	510
2019	572
2020	645
2021	712
Years 2021 – 2025	4,441

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (“SERP”) – The Company and certain of its subsidiaries provide additional pension benefits to senior management through supplemental executive retirement contracts.  The additional pension supplement from the SERP results in participants receiving the same overall benefit as other eligible employees enrolled in the Company’s pension plan. At December 31, 2016 and 2015, the actuarial present values of the projected benefit obligation of these contracts were $8,570,000 and $7,759,000, respectively.  Expense associated with these contracts was approximately $1,012,000 for 2016, $1,034,000 for 2015, and $899,000 for 2014 and is reflected in “Other Income (Deductions), Net of Taxes” in the Consolidated Statements of Income.

Included in “Other Property and Investments” at December 31, 2016 and 2015 is $5,393,000 and $4,957,000 of investments purchased by the Company to fund these obligations, primarily consisting of life insurance contracts.  The remaining assets are carried at fair value and are considered Level 1 within the fair value hierarchy as outlined under FASB ASC 820 and are included in the table shown in Note 6, “Fair Value of Financial Instruments”.

SAVINGS PLAN (“401(k)”) – The Company and certain of its subsidiaries maintain an employee savings plan which allows participants to contribute from 1% to 50% of pre-tax compensation, plus for those aged 50 years and older, catch-up contributions as allowed by law.  Effective January 1, 2009, the Company changed its 401(k) plan to meet the requirements of a special IRS safe harbor.  Under the provisions of this safe harbor plan, the Company will make an automatic contribution of 3% of compensation for all eligible employees, even if employees do not make their own contributions.  For employees hired after January 1, 2009 and ineligible to participate in the Company’s pension plan, the Company will contribute an additional 1.5% of compensation.  The savings plan was amended by the Board of Directors effective January 1, 2012 to admit eligible Maine Water employees and effective January 1, 2014 to admit eligible employees who were previously employed by BSWC. The plan was further amended and restated, effective as of January 1, 2016, as required to comply with IRS rules regarding pre-approved volume submitter plans. The Company contribution charged to expense in 2016, 2015, and 2014 was $663,000, $601,000, and $583,000, respectively.

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

The Company’s 2014 Performance Stock Program (“2014 PSP”), approved by shareholders in 2014, authorizes the issuance of up to 450,000 shares of Company Common Stock.  As of December 31, 2016, there were 388,626 shares available for grant and payment of dividend equivalents on shares previously awarded under the 2014 PSP. There are five forms of awards available under the 2014 PSP: Restricted Stock, Performance Shares, Cash Units, Stock Appreciation Rights (“SAR”) and Other Awards.

The Company’s 2004 Performance Stock Program (“2004 PSP”), approved by shareholders in 2004, authorized the issuance of up to 700,000 shares of Company Common Stock.  As of December 31, 2016, there were 263,388 shares available for payment of dividend equivalents on shares previously awarded under the 2004 PSP.

CONNECTICUT WATER SERVICE, INC.

Under the original Plan (“1994 PSP”) there were 700,000 shares authorized for issuance and 218,462 shares available for payment of dividend equivalents on shares previously awarded under the 1994 PSP as performance shares at December 31, 2016.

Under the 2014 PSP, restricted shares of Common Stock, common stock equivalents, cash units, SAR or other awards may be awarded annually to officers and key employees.  Based upon the occurrence of certain events, including the achievement of goals established by the Compensation Committee, the restrictions on the stock can be removed. Amounts charged to expense on account of restricted shares of Common Stock, common stock equivalents or cash units pursuant to the 2014 PSP, 2004 PSP and 1994 PSP were $948,000, $1,677,000, and $1,957,000, for 2016, 2015, and 2014, respectively.

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

Restricted Stock and Common Stock Equivalents (Performance-Based) – The following tables summarize the performance-based restricted stock amounts and activity for the years ended December 31, 2016 and 2015:

	2016		2015
	Number of Shares	Grant Date Weighted Average Fair Value	Number of Shares	Grant Date Weighted Average Fair Value
Non-vested at beginning of year	39,997	$34.59	40,969	$32.63
Granted	21,110	39.70	26,828	35.81
Vested	(19,077)	34.16	(16,548)	31.71
Forfeited	(6,888)	35.81	(11,252)	34.70
Non-vested at end of year	35,142	$37.66	39,997	$34.59

Upon meeting specific performance targets, approximately 21,000 shares, reduced for actual performance targets achieved in 2016, will begin vesting in the first quarter of 2017 and the remaining earned shares will vest over two years.  The cost is being recognized ratably over the vesting period.  The aggregate intrinsic value of performance-based restricted stock as of December 31, 2016 was $1,084,000.

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

CONNECTICUT WATER SERVICE, INC.

Financial data for reportable segments is as follows:

(in thousands)	Revenues	Depreciation	Other Operating Expenses	Other Income (Deductions)	Interest Expense (net of AFUDC)	Income Taxes	Net Income (Loss)
For the year ended December 31, 2016
Water Operations	$100,001	$13,905	$54,100	$(1,822)	$5,718	$2,234	$22,222
Real Estate Transactions	8	—	4	—	—	58	(54)
Services and Rentals	5,307	25	3,189	—	—	874	1,219
Total	$105,316	$13,930	$57,293	$(1,822)	$5,718	$3,166	$23,387
For the year ended December 31, 2015
Water Operations	$97,472	$12,871	$57,474	$(1,158)	$6,206	$(1,255)	$21,018
Real Estate Transactions	14	—	22	—	—	(357)	349
Services and Rentals	5,602	3	3,362	—	—	843	1,394
Total	$103,088	$12,874	$60,858	$(1,158)	$6,206	$(769)	$22,761
For the year ended December 31, 2014
Water Operations	$95,516	$11,784	$53,614	$(1,096)	$5,997	$3,227	$19,798
Real Estate Transactions	243	—	161	—	—	32	50
Services and Rentals	5,784	5	3,340	—	—	968	1,471
Total	$101,543	$11,789	$57,115	$(1,096)	$5,997	$4,227	$21,319

The Revenues shown in Water Operations above consist of revenues from water customers of $98,667,000, $96,041,000 and $94,020,000 in the years 2016, 2015, and 2014, respectively.  Additionally, there were revenues associated with utility plant leased to others of $1,334,000, $1,431,000 and $1,496,000 in the years 2016, 2015, and 2014, respectively which are reflected in “Other Utility Income, Net of Taxes” on the Consolidated Statements of Income. The revenues from water customers for the the years ended December 31, 2016, 2015, and 2014 include $1,132,000, $1,583,000 and $3,700,000 in additional revenues related to the implementation of the WRA, respectively.

The table below shows assets by segment at December 31:

in thousands):	2016	2015
Total Plant and Other Investments:
Water	$609,508	$553,773
Non-Water	959	637
Total Plant and Other Investments	610,467	554,410
Other Assets:
Water	171,674	154,090
Non-Water	2,361	2,215
Total Other Assets	174,035	156,305
Total Assets	$784,502	$710,715

CONNECTICUT WATER SERVICE, INC.

NOTE 15: SUBSEQUENT EVENTS

Heritage Village Water Company Acquisition
On May 10, 2016, the Company announced that it had reached an agreement to acquire The Heritage Village Water Company ("HVWC"), pending a vote of HVWC shareholders, approval by PURA and MPUC and the satisfaction of other various closing conditions, pursuant to the terms of that certain Agreement and Plan of Merger dated May 10, 2016 between and among HVWC, the Company, and HAC, Inc., the Company’s wholly-owned Maine subsidiary (the “Merger Agreement”). HVWC serves approximately 4,700 water customers in the Towns of Southbury, Middlebury, and Oxford, Connecticut and approximately 3,000 wastewater customers in the Town of Southbury, Connecticut.

Under the Merger Agreement, the acquisition was agreed to be executed through a stock-for-stock merger transaction valued at approximately $16.1 million. Holders of HVWC common stock will receive shares of the Company’s common stock in a tax-free exchange. In addition the transaction reflects a total enterprise value of HVWC of approximately $20.7 million.

The Company received regulatory approval from MPUC on September 28, 2016 and from PURA on December 5, 2016, to proceed with the transaction. The shareholders of HVWC voted to approve the acquisition at a special meeting of HVWC’s shareholders held on February 27, 2017.

On February 27, 2017, the Company completed the acquisition of HVWC by completing the merger of Connecticut Water’s wholly-owned subsidiary HAC, Inc. with and into HVWC, with HVWC as the surviving corporation, pursuant to the terms of the Merger Agreement and Connecticut corporate law. Upon the effective time of the Merger, the holders of HVWC’s 1,620 issued and outstanding shares of common stock became entitled to receive an aggregate of 300,445 shares of the Company’s common stock in a tax-free exchange, which exchange was commenced promptly by the issuance of a letter of transmittal and related materials by Connecticut Water’s exchange agent.

NOTE 16:  COMMITMENTS AND CONTINGENCIES

Water Supply – Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and remains in effect for a minimum of fifty years upon the effective date. Connecticut Water will pay RWA $75,000 per year, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement. Connecticut Water has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water agrees to purchase 283 million gallons of water annually from MDC. Connecticut Water has an agreement with Avon Water (“Avon”) to purchase twelve million gallons per year from Avon. The agreement became effective on October 3, 2008 and has a term of 10 years. Connecticut Water has a 99 year lease with 19 Perry Street to obtain well water for its public water supply system. The agreement became effective in 1975 and is based on current water rates in effect each year. There is no limitation on the amount of water that can be withdrawn from the leased property. Maine Water has an agreement with the Kenebec Water District for potable water service. The agreement was extended and became effective on November 7, 2015 for a new term of 5 years. Water sales to Maine Water are billed at a flat rate per gallon plus the monthly minimum tariff rate for a 4-inch metered service. During 2016, 2015, and 2014, the Company spent $1,556,000, $1,112,000 and $3,700,000, respectively, on these agreements. The Company’s expected payments related to these agreements for the years 2017 through 2021 will be as follows:

(in thousands)
2017	$1,562
2018	$1,601
2019	$1,643
2020	$1,601
2021	$1,546

Reviews by Taxing Authorities – On June 11, 2013, the Company was notified by the Connecticut Department of Revenue Services that its state tax filings for the years 2009 through 2011 would be reviewed beginning in the fourth quarter of 2013.  On March 24, 2015, the Company was notified by the Connecticut Department of Revenue Services that the audit was

CONNECTICUT WATER SERVICE, INC.

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

On the 2012 tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS’s temporary tangible property regulations. On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of $1,185,000. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  Therefore, as required by FASB ASC 740, during the year ended December 31, 2016, the Company recorded a provision of $3.1 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $6.3 million in the prior year for a cumulative total of $9.4 million.

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

Rate Relief – Connecticut Water and Maine Water are regulated public utilities, which provide water services to their customers.  The rates that Regulated Companies charge their water customers are subject to the jurisdiction of the regulatory authority of the PURA in Connecticut and the MPUC in Maine.  Connecticut Water’s allowed rate of return on equity and return on rate base are currently 9.75% and 7.32%, respectively. Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2016 were 9.50% and 7.96%, respectively.

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

Capital Expenditures – The Company has received approval from its Board of Directors to spend $55.4 million on capital expenditures in 2017, in part to fund improvements to water treatment plants and increased spending related to infrastructure improvements.

CONNECTICUT WATER SERVICE, INC.

NOTE 17:  QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data for the years ended December 31, 2016 and 2015 appears below:

(in thousands, except for per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
Operating Revenues	$21,552	$20,030	$26,055	$26,624	$29,477	$28,444	$21,583	$20,943
Total Utility Operating Income	4,178	4,320	11,217	9,954	10,939	9,709	2,615	3,456
Net Income	3,148	3,103	9,943	8,675	9,535	8,755	761	2,228
Basic Earnings per Common Share	0.29	0.28	0.90	0.79	0.86	0.80	0.07	0.20
Diluted Earnings per Common Share	0.28	0.28	0.89	0.77	0.84	0.79	0.07	0.20

Exhibit Number	Description
2.1	Merger Agreement between and among Connecticut Water Service, Inc., The Avon Water Company, and WC-A I, Inc., dated October 11, 2016 (Exhibit 2.1 to Form 8-K filed on October 12, 2016)
3.1	Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated May 11, 1998 (Exhibit 3.1 to Form 10-K for year ended December 31, 1998).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 27, 1998 (Exhibit 3 to Form 8-K filed September 25, 1998).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001.
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

4.18
Second Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 A Series.  (Exhibit 10.2 to the Form 10-Q for the period ending June 30, 2009).

4.19
Second Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 B Series.  (Exhibit 10.3 to the Form 10-Q for the period ending June 30, 2009).

4.20
Second Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 Series Variable Rate, due 2009.  (Exhibit 10.4 to the Form 10-Q for the period ending June 30, 2009).

4.21
Third Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 A Series.  (Exhibit 10.5 to the Form 10-Q for the period ending June 30, 2009).

4.22
Third Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 B Series.  (Exhibit 10.6 to the Form 10-Q for the period ending June 30, 2009).

4.23
Third Amendment to Reimbursement and Credit Agreement, dated as of August 23, 2007 between The Connecticut Water Company and Citizen’s Bank of Rhode Island 2004 Series Variable Rate, due 2009.  (Exhibit 10.7 to the Form 10-Q for the period ending June 30, 2009).

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
10.2
Second Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan, as amended and restated as of August 22, 2014.  (Exhibit 4 to Form S-3, Registration Statement No. 333-198593, filed on September 5, 2014).

10.3	Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. (Exhibit 10.21 to Form 10-K for year ended 12/31/89).
10.4	2004 Performance Stock Program, as of April 23, 2004. (Appendix A to Proxy Statement dated 3/12/04).
10.5	First Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 7, 2004. (Exhibit 10.23f to Form 10-K for the year ended 12/31/05).
10.6	Second Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 1, 2008. (Exhibit 10.6 to Form 8-K filed on 1/30/08).

10.7	Connecticut Water Service, Inc. 2014 Performance Stock Program (filed as Appendix A to Company’s definitive proxy statement (DEF 14A) filed on March 28, 2014).
10.8*	Form of Restricted Share Award Agreement for non-employee Directors under the Company’s 2014 Performance Stock Program.
10.9*	Form of Performance Unit Award Agreement (short-term vesting form) under the Company’s 2014 Performance Stock Program.
10.10*	Form of Performance Unit Award Agreement (long-term vesting form) under the Company’s 2014 Performance Stock Program.

10.11
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
10.13
First Amendment to Amended and Restated Employment Agreement between the Company, The Connecticut Water Company and Kristen A. Johnson, dated March 8, 2013 (Exhibit 10.17 to Form 10-K for the year ended December 31, 2012).

10.14	First Amendment to Employment Agreement between the Company, the Maine Water Company and Judy E. Wallingford, dated March 8, 2013 (Exhibit 10.18 to Form 10-K for the year ended December 31, 2012).
10.15	Form of First Amendment to Amended and Restated Employment Agreement, is filed herewith (Messrs. Thornburg, Benoit and Bancroft, and Ms. Westbrook) (Exhibit 10.1 to Form 8-K filed on 4/3/14).
10.16	Form of Second Amendment to Employment Agreement, is filed herewith (Ms. Johnson and Ms. Wallingford) (Exhibit 10.2 to Form 8-K filed on 4/3/14).
10.17
Form of Amended and Restated Supplemental Executive Retirement Agreement with the Company’s executive officers (Exhibit 10.21 to Form 10-K for year ended December 31, 2008), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Kristen A. Johnson
d) Nicholas A. Rinaldi
e)  Eric W. Thornburg
f)  Maureen P. Westbrook

10.18
Form of Amended and Restated Deferred Compensation Agreement with the Company’s executive officers (effective January 1, 2011) (Exhibit 10.20 to Form 10-K for the year ended December 31, 2010), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Kristen A. Johnson
d)  Nicholas A. Rinaldi
e)  Eric W. Thornburg
f)  Maureen P. Westbrook

10.19	Deferred Compensation Agreement between The Connecticut Water Company and Eric W. Thornburg, dated December 30, 2011 (Exhibit 10.4 to Form 8-K filed on 1/3/12).
10.20
Form of amendment to Deferred Compensation Agreement, dated as of December 30, 2011, with the following Company officers (Exhibit 10.20b to Form 10-K for the year ended December 31, 2011):
a) David C. Benoit
b) Maureen P. Westbrook
c) Kristen A. Johnson

10.21	Deferred Compensation agreement between The Connecticut Water Company and Robert J. Doffek, dated December 10, 2015, effective December 31, 2015 (Exhibit 10.1 to Form 10-Q filed on May 9, 2016).
10.22	Deferred Compensation Agreement between The Connecticut Water Company and Eric W. Thornburg, dated December 30, 2011. (Exhibit 10.4 to Form 8-K filed on January 3, 2012).
10.23	Connecticut Water Company Deferred Compensation Plan, effective January 1, 2017 (Exhibit 10.1 to Form 8-K filed on Dec. 16, 2016).
10.24	Form of amendment to Deferred Compensation Agreement, between the Connecticut Water Company and certain executive officers of the Company (Exhibit 10.2 to Form 8-K filed on Dec. 16, 2016).
10.25
Deferred Compensation Agreement between Connecticut Water Service, Inc. and Judy E. Wallingford, dated December 11, 2011, effective January 3, 2012. (Exhibit 20.d of the Form 10-K for the year ended December 31, 2011).

10.26	Employment agreement among the Company, The Connecticut Water Company and Craig J. Patla, dated April 1, 2014 (Exhibit 10.2 to Form 10-Q filed on 5/8/14).
10.27	Deferred compensation agreement among the Company, The Connecticut Water Company and Craig J. Patla, dated April 1, 2014 (Exhibit 10.3 to Form 10-Q filed on 5/8/14).
10.28	Master Loan Agreement and Promissory Note between Connecticut Water Service, Inc. and CoBank, ACB, dated June 29, 2009. (Exhibit 10.1 to Form 8-K filed on July 2, 2009)

10.29	First Amendment to Promissory Note and Supplement, dated July 26, 2011, between Connecticut Water Service, Inc. and CoBank ACB (Exhibit 10.1 to Form 8-K filed on July, 29 2011).
10.30	Amendment to the Master Loan Agreement between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.1 to Form 8-K filed on January, 3 2012).
10.31	Promissory Note and Single Advance Term Loan Supplement (Loan 1) between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.2 to Form 8-K filed on January 3, 2012).
10.32	Promissory Note and Single Advance Term Loan Supplement (Loan 2) between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.3 to Form 8-K filed on January 3, 2012).
10.33	Amended and Restated Promissory Note and Supplement, by and between the Company and CoBank, ACB, dated August 6, 2014 (filed as Exhibit 10.2 to Form 10-Q filed on 8/8/14).
10.34	Line of credit agreement dated August 12, 2009 between RBS Citizens, National Association and Connecticut Water Service, Inc. (Exhibit 10.2 to Form 10-Q for the quarter ending September 30, 2009)
10.35	Letter Amendment dated May 5, 2010 between RBS Citizens, National Association and Connecticut Water Service, Inc. (Exhibit 10.2 to Form 10-Q filed on 5/7/10).
10.36	Second Amendment to RBS Citizens Line of Credit Agreement, dated June 1, 2011. (Exhibit 10.22 of the Form 10-K for the year ended December 31, 2011)
10.37	Letter Agreement between Connecticut Water Service, Inc. and RBS Citizens, National Association, dated April 25, 2016 (Exhibit 10.1 to Form 8-K filed on April 28, 2016).
10.38	Fourth Allonge to Demand Promissory Note, dated April 25, 2016 (Exhibit 10.2 to Form 8-K filed on April 28, 2016).
10.39
Third Amendment to 2009 Promissory Note and Supplement, between Connecticut Water Service, Inc. and CoBank, dated September 4, 2012 (Exhibit 10.1 to current report on Form 8-K filed on Sept. 10, 2012).

10.40
First Amendment to 2012 Promissory Note and Supplement, between Connecticut Water Service, Inc. and CoBank, ACB, dated September 4, 2012 (Exhibit 10.2 to current report on Form 8-K filed on Sept. 10, 2012

10.41	Letter Agreement between Connecticut Water Service, Inc. and RBS Citizens, National Association, dated October 12, 2012 (Exhibit 10.1 to current report on Form 8-K dated Oct. 18, 2012).
10.42	Third Allonge to Demand Promissory Note, dated October 12, 2012 (Exhibit 10.2 to current report on Form 8-K dated Oct. 18, 2012).
10.43	Master Loan Agreement between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.1 to current report on Form 8-K filed on Nov. 2, 2012).
10.44	Promissory Note and Single Advance Term Loan Supplement (Loan 1) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.2 to Form 8-K filed on Nov. 2, 2012).
10.45	Promissory Note and Single Advance Term Loan Supplement (Loan 2) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.3 to Form 8-K filed on Nov. 2, 2012).
10.46	Promissory Note and Single Advance Term Loan Supplement (Loan 3) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.4 to Form 8-K filed on Nov. 2, 2012).
10.47	Promissory Note and Single Advance Term Loan Supplement (Loan 4) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.5 to Form 8-K filed on Nov. 2, 2012).
10.48	Promissory Note and Single Advance Term Loan Supplement between The Connecticut Water Company and CoBank, ACB, dated June 1, 2016 (Exhibit 10.1 to Form 8-K filed on June 2, 2016).
10.49	Second Amendment to Guarantee of Payment (Limited) by Connecticut Water Service, Inc., dated June 1, 2016 (Exhibit 10.2 to Form 8-K filed on June 2, 2016).
10.50	Promissory Note and Single Advance Term Loan Supplement between The Connecticut Water Company and CoBank, ACB, dated July 7, 2016 (Exhibit 10.1 to Form 8-K filed on July 13, 2016).
10.51	Third Amendment to Guarantee of Payment (Limited) by Connecticut Water Service, Inc., dated July 7, 2016 (Exhibit 10.2 to Form 8-K filed on July 13, 2016).
10.52	Guarantee of Payment (Limited) by Connecticut Water Service, Inc., dated October 29, 2012 (Exhibit 10.6 to Form 8-K filed on Nov. 2, 2012).
10.53
Amended and Restated Master Loan Agreement between the Maine Water Company and CoBank, ACB, dated December 1, 2012 and entered into on December 7, 2012 (Exhibit 10.1 to Form 8-K filed on Dec. 7, 2012).

10.54	Amendment to Amended and Restated Master Loan Agreement by and between the Maine Water Company and CoBank, ACB, dated as of December 22, 2014 (filed as Exhibit 10.2 to Form 8-K filed on 12/30/14).
10.52	Promissory Note and Single Advance Term Loan Supplement between the Maine Water Company and CoBank, ACB, dated as of December 22, 2014 (filed as Exhibit 10.3 to Form 8-K filed on 12/30/14).

10.56
Promissory Note and Single Advance Term Loan Supplement between the Maine Water Company and CoBank, ACB, dated December 1, 2012 and entered into on December 7, 2012 (Exhibit 10.2 to Form 8-K filed on Dec. 7, 2012).

10.57	Promissory Note and Single Advance Term Loan Supplement between the Maine Water Company and CoBank, ACB, dated as of January 10, 2017 (Exhibit 10.3 to Form 8-K filed on Jan. 11, 2017).
10.58	Promissory Note and Single Advance Term Loan Supplement between The Connecticut Water Company and CoBank, ACB, dated March 5, 2013 (Exhibit 10.1 to Form 8-K filed on March 6, 2013).
10.59	Amendment to Guarantee of Payment (Limited) by Connecticut Water Service, Inc., dated March 5, 2013(Exhibit 10.2 to Form 8-K filed on March 6, 2013).
10.60	Loan Agreement by and between The Maine Water Company and Maine Municipal Bond Bank dated June 3, 2013 (Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2013).
10.61
Settlement Agreement between and among The Connecticut Water Company, Office of Consumer Counsel and the Attorney General for the State of Connecticut, dated June 28, 2013 (Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2013).

10.62	Loan Agreement by and between The Maine Water Company and Maine Municipal Bond Bank dated March 17, 2015 (Exhibit 10.1 to the Company’s Form 8-K filed on March 18, 2015).
10.63	Loan Agreement by and between The Maine Water Company and Maine Municipal Bond Bank dated November 25, 2015 (Exhibit 10.1 to the Company’s Form 8-K filed on November 30, 2015).
10.64	Purchase and Sale Agreement The Maine Water Company and the Coastal Mountains Land Trust, dated March 10, 2016 (Exhibit 10.58 to the Company’s 2015 Form 10-K filed on March 14, 2016).
10.65	Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit Sharing Plan, effective as of January 1, 2016 (Exhibit 10.59 to the Company’s 2015 Form 10-K filed on March 14, 2016).
10.66	Base Plan Document for Defined Contribution Plan, effective as of January 1, 2016 (Exhibit 10.60 to the Company’s 2015 Form 10-K filed on March 14, 2016).
16.1	Letter From ParenteBeard LLC to the Securities and Exchange Commission, dated October 2, 2014 (filed as Exhibit 16.1 to Form 8-K filed on 10/2/14).
21*	Connecticut Water Service, Inc. Subsidiaries Listing.
23.1*	Consent of Baker Tilly Virchow Krause, LLP, the Company’s current Independent Registered Public Accounting Firm.
24.1*	Power of Attorney of the directors of Connecticut Water Service, Inc.
31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.
31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.
32.1**	Certification of Eric W. Thornburg, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
Note:	Exhibits 10.1 through 10.27, 10.65 and 10.66 set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

* = filed herewith
** = furnished herewith

ITEM 16.  FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTICUT WATER SERVICE, INC. Registrant
March 13, 2017	By /s/ Eric W. Thornburg Eric W. Thornburg Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Connecticut Water Service, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric W. Thornburg Eric W. Thornburg	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 13, 2017
/s/ David C. Benoit David C. Benoit	Senior Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 13, 2017
/s/ Robert J. Doffek Robert J. Doffek	Controller (Principal Accounting Officer)	March 13, 2017

Signature	Title	Date
/s/ Richard H. Forde Richard H. Forde	Director	March 10, 2017
/s/ Mary Ann Hanley Mary Ann Hanley	Director	March 10, 2017
/s/ Heather Hunt Heather Hunt	Director	March 10, 2017
/s/ Bradford A. Hunter Bradford A. Hunter	Director	March 10, 2017
/s/ Lisa J. Thibdaue Lisa J. Thibdaue	Director	March 10, 2017
/s/ Carol P. Wallace Carol P. Wallace	Director	March 10, 2017
/s/ Ellen C. Wolf Ellen C. Wolf	Director	March 10, 2017

CONNECTICUT WATER SERVICE, INC. and SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance Beginning of Year	Additions Charged to Income	Deductions from Reserves(1)	Balance End of Year
Allowance for Uncollectible Accounts
Year Ended December 31, 2016	$947	$558	$405	$1,100
Year Ended December 31, 2015	$1,202	$158	$413	$947
Year Ended December 31, 2014	$1,127	$549	$474	$1,202

(1) Amounts charged off as uncollectible after deducting recoveries.