Form 10-Q
period 2017-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2017-05-08
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
11,564,346
Number of shares of common stock outstanding, April 1, 2016
(Includes 228,109 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
March 31, 2017

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	March 31, 2017	December 31, 2016
Utility Plant	$817,897	$777,860
Construction Work in Progress	40,679	33,748
	858,576	811,608
Accumulated Provision for Depreciation	(221,966)	(210,212)
Net Utility Plant	636,610	601,396
Other Property and Investments	9,445	9,071
Cash and Cash Equivalents	2,955	1,564
Accounts Receivable (Less Allowance, 2017 - $1,155; 2016 - $1,100)	11,648	13,024
Accrued Unbilled Revenues	8,000	8,171
Materials and Supplies, at Average Cost	1,708	1,536
Prepayments and Other Current Assets	6,797	5,069
Total Current Assets	31,108	29,364
Unrecovered Income Taxes - Regulatory Asset	97,386	93,264
Pension Benefits - Regulatory Asset	11,826	12,266
Post-Retirement Benefits Other Than Pension - Regulatory Asset	205	265
Goodwill	43,045	30,427
Deferred Charges and Other Costs	8,924	8,449
Total Regulatory and Other Long-Term Assets	161,386	144,671
Total Assets	$838,549	$784,502
CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2017 - 11,564,346; 2016 - 11,248,458	$163,139	$145,739
Retained Earnings	92,007	91,213
Accumulated Other Comprehensive (Loss)	(821)	(924)
Common Stockholders’ Equity	254,325	236,028
Preferred Stock	772	772
Long-Term Debt	205,589	197,047
Total Capitalization	460,686	433,847
Current Portion of Long-Term Debt	5,185	4,859
Interim Bank Loans Payable	35,089	32,953
Accounts Payable and Accrued Expenses	8,412	13,116
Accrued Interest	1,486	1,012
Current Portion of Refund to Customers - Regulatory Liability	501	855
Other Current Liabilities	3,165	2,330
Total Current Liabilities	53,838	55,125
Advances for Construction	22,844	19,127
Deferred Federal and State Income Taxes	52,083	50,558
Unfunded Future Income Taxes	95,279	90,977
Long-Term Compensation Arrangements	34,097	33,540
Unamortized Investment Tax Credits	1,170	1,189
Refund to Customers - Regulatory Liability	43	108
Other Long-Term Liabilities	4,887	5,074
Total Long-Term Liabilities	210,403	200,573
Contributions in Aid of Construction	113,622	94,957
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$838,549	$784,502

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)
(In thousands, except per share amounts)

	2017	2016
Operating Revenues	$22,463	$21,552
Operating Expenses
Operation and Maintenance	11,236	11,289
Depreciation	3,692	3,398
Income Tax Expense	(190)	393
Taxes Other Than Income Taxes	2,605	2,449
Total Operating Expenses	17,343	17,529
Net Operating Revenues	5,120	4,023
Other Utility Income, Net of Taxes	165	155
Total Utility Operating Income	5,285	4,178
Other Income (Deductions), Net of Taxes
Gain on Real Estate Transactions	33	—
Non-Water Sales Earnings	258	395
Allowance for Funds Used During Construction	336	232
Other	(9)	(32)
Total Other Income, Net of Taxes	618	595
Interest and Debt Expense
Interest on Long-Term Debt	2,061	1,736
Other Interest Income, Net	(260)	(142)
Amortization of Debt Expense and Premium, Net	34	31
Total Interest and Debt Expense	1,835	1,625
Net Income	4,068	3,148
Preferred Stock Dividend Requirement	9	9
Net Income Applicable to Common Stock	$4,059	$3,139
Weighted Average Common Shares Outstanding:
Basic	11,139	10,992
Diluted	11,365	11,211
Earnings Per Common Share:
Basic	$0.36	$0.29
Diluted	$0.36	$0.28
Dividends Per Common Share	$0.2825	$0.2675

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)
(In thousands)

	2017	2016
Net Income	$4,068	$3,148
Other Comprehensive Income/(Loss), net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(25) and $(22) in 2017 and 2016	39	35
Unrealized gain (loss) on investments, net of tax (expense) benefit of $(41) and $10 in 2017 and 2016	64	(15)
Other Comprehensive Income, net of tax	103	20
Comprehensive Income	$4,171	$3,168

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)
(In thousands, except per share amounts)

	2017	2016
Balance at Beginning of Period	$91,213	$80,378
Net Income	4,068	3,148
	95,281	83,526
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	6	6
Common Stock - 2017 $0.2825 per share; 2016 $0.2675 per share	3,265	2,996
	3,274	3,005
Balance at End of Period	$92,007	$80,521

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)
(In thousands)

	2017	2016
Operating Activities:
Net Income	$4,068	$3,148
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by
Operating Activities:
Deferred Revenues	(513)	(340)
Provision for Deferred Income Taxes and Investment Tax Credits, Net	(528)	710
Allowance for Funds Used During Construction	(336)	(232)
Depreciation and Amortization (including $271 and $243 in 2017 and 2016, respectively, charged to other accounts)	3,963	3,641
Gain on Real Estate Transactions	(33)	—
Change in Assets and Liabilities:
Decrease in Accounts Receivable and Accrued Unbilled Revenues	1,892	1,408
Increase in Prepaid Income Taxes and Prepayments and Other Current Assets	(1,068)	(2,536)
(Increase) Decrease in Other Non-Current Items	909	(532)
Decrease in Accounts Payable, Accrued Expenses and Other Current Liabilities	(1,692)	(3,513)
Total Adjustments	2,594	(1,394)
Net Cash and Cash Equivalents Provided by Operating Activities	6,662	1,754
Investing Activities:
Net Additions to Utility Plant Used	(10,163)	(11,753)
Proceeds from the Sale of Land	212	—
Cash Acquired	1,336	—
Release of Restricted Cash	—	649
Net Cash and Cash Equivalents Used in Investing Activities	(8,615)	(11,104)
Financing Activities:
Net Proceeds from Interim Bank Loans	35,089	29,472
Net Repayment of Interim Bank Loans	(32,953)	(16,085)
Proceeds from the Issuance of Long-Term Debt	5,000	—
Costs to Issue Long-Term Debt and Common Stock	(2)	—
Proceeds from Issuance of Common Stock	339	425
Repayment of Long-Term Debt Including Current Portion	(808)	(762)
Advances (to) from Others for Construction	(47)	114
Cash Dividends Paid	(3,274)	(3,005)
Net Cash and Cash Equivalents Provided by Financing Activities	3,344	10,159
Net Increase in Cash and Cash Equivalents	1,391	809
Cash and Cash Equivalents at Beginning of Period	1,564	731
Cash and Cash Equivalents at End of Period	$2,955	$1,540
Non-Cash Investing and Financing Activities:
Stock-for-stock acquisition of The Heritage Village Water Company	$16,903	$—
Non-Cash Contributed Utility Plant	$2,152	$431
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$1,384	$871
State and Federal Income Taxes	$190	$130

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. (the “Company”) and its wholly-owned subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Company’s primary operating subsidiaries are: The Connecticut Water Company (“Connecticut Water”) and The Heritage Village Water Company (“HVWC”) in the State of Connecticut and The Maine Water Company (“Maine Water”) in the State of Maine. The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “10-K”).

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.  Effective February 27, 2017, the Company acquired HVWC, discussed further in Note 11 below.  As a result, the Company’s Condensed Consolidated Balance Sheet at December 31, 2016 and the Condensed Consolidated Statements of Net Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements Retained Earnings and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 do not include HVWC.  The Condensed Consolidated Statements of Net Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements Retained Earnings and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 do include HVWC’s results for the approximate one month the Company owned HVWC during the period. HVWC’s assets and liabilities are included in the Condensed Consolidated Balance Sheet as of March 31, 2017.

As noted in Note 11 below, HVWC serves approximately 4,700 water customers in the Towns of Southbury, Middlebury, and Oxford, Connecticut and approximately 3,000 wastewater customers in the Town of Southbury, Connecticut. The results of the wastewater line of business are included in the Company’s Water Operations segment.

Regulatory Matters

The rates we charge our water customers in Connecticut and Maine are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”), respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective March 31, 2017, were 9.75% and 7.32%, respectively. HVWC’s blended waster and wastewater allowed returns on equity and returns on rate base, effective March 31, 2017, were 10.10% and 7.19%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective March 31, 2017, were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Both Connecticut Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments, as discussed in more detail below, in Connecticut. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of March 31, 2017, however, HVWC has begun to utilize Water Revenue Adjustments as of March 31, 2017.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On March 29, 2017, the parties amended the Avon Agreement to extend the End Date (as defined in the Avon Agreement) from March 31, 2017 to June 30, 2017. The Amendment also amends the Avon Agreement to permit Avon Water to pay additional cash dividends prior to June 30, 2017.

During the fourth quarter of 2016, Connecticut Water filed an application with PURA seeking approval of the transaction. On April 12, 2017, PURA approved the transaction.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Maine Water Land Sale
On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,300 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million.  The land had a book value of approximately $600,000 at March 31, 2017 and December 31, 2016 and is included in “Utility Plant” on the Company’s “Condensed Consolidated Balance Sheets”. The easements and purchase prices are as follows:

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

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was 7.13% and 4.19% at March 31, 2017 and 2016, respectively. On January 26, 2017, Connecticut Water filed a WICA application with the PURA requesting a 1.09% surcharge to customers’ bills, representing approximately $8.5 million in WICA related projects. Additionally, on February 9, 2017, Connecticut Water filed its annual WICA reconciliation which requested a 0.06% surcharge, which would replace the 0.03% reconciliation adjustment filed in January 2016. During March 2017, PURA approved both applications as filed, and, effective April 1, 2017, Connecticut Water’s cumulative WICA surcharge was 8.25%. As of March 31, 2017, HVWC has not filed for a WICA surcharge.

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

Connecticut Water and HVWC’s allowed revenues for the three months ended March 31, 2017, as approved by PURA during each company’s most recent general rate case and including subsequently approved WICA surcharges, are approximately $17.8 million. Through normal billing for the three months ended March 31, 2017, revenue for Connecticut Water and HVWC would have been approximately $17.2 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $0.6 million in additional revenue for the three months ended March 31, 2017.

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 6.6% and 3.1% as of March 31, 2017 and 2016, respectively.

A water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015. Maine Water is currently precluded from seeking new rates due to various agreements with the MPUC, but is evaluating how and when this new mechanism can be implemented.

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three months ended March 31, 2017 and 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31,	2017	2016
Service Cost	$514	$521
Interest Cost	794	794
Expected Return on Plan Assets	(1,101)	(979)
Amortization of:
Prior Service Cost	4	4
Net Recognized Loss	545	511
Net Periodic Benefit Cost	$756	$851

The Company anticipates making a total contribution of approximately $2,971,000 in 2017 for the 2016 plan year during the three months ended March 31, 2017.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31,	2017	2016
Service Cost	$93	$103
Interest Cost	133	136
Expected Return on Plan Assets	(88)	(85)
Other	56	56
Amortization of:
Prior Service Credit	(45)	(100)
Recognized Net Loss	(9)	8
Net Periodic Benefit Cost	$140	$118

3.	Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of stock awards):

Three months ended March 31,	2017	2016
Common Shares Outstanding End of Period:	11,564,346	11,218,582
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	11,139,110	10,992,486
Diluted	11,364,879	11,211,283

Basic Earnings per Share	$0.36	$0.29
Dilutive Effect of Stock Awards	—	(0.01)
Diluted Earnings per Share	$0.36	$0.28

Total unrecognized compensation expense for all stock awards was approximately $0.7 million as of March 31, 2017 and will be recognized over a weighted average period of 1.4 years.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” (“ASU No. 2015-11”) which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged under the updated guidance for inventory that is measured using last-in, last-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company uses average cost to value its inventory and, therefore, ASU No. 2015-11 did not have an impact on the Company.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," (“ASU 2017-07”) which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other postretirement benefit plans. Under ASU 2017-07, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost will be presented separately from the line item that includes the service cost. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted at the beginning of an annual period in which the financial statements have not been issued. Entities must use a retrospective transition method to adopt the requirement for separate presentation of the income statement service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. The Company is currently evaluating the impact of adopting this guidance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Accumulated Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

Three months ended March 31, 2017	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$235	$(1,159)	$(924)
Other Comprehensive Income Before Reclassification	64	—	64
Amounts Reclassified from AOCI	—	39	39
Net current-period Other Comprehensive Income	64	39	103
Ending Balance	$299	$(1,120)	$(821)

Three months ended March 31, 2016	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$200	$(1,135)	$(935)
Other Comprehensive (Loss) Income Before Reclassification	(15)	—	(15)
Amounts Reclassified from AOCI	—	35	35
Net current-period Other Comprehensive (Loss) Income	(15)	35	20
Ending Balance	$185	$(1,100)	$(915)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Three Months Ended March 31, 2017(a)	Amounts Reclassified from AOCI Three Months Ended March 31, 2016(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$—	$—	Other Income
Tax expense	—	—	Other Income
	—	—

Amortization of Recognized Net Gain from Defined Benefit Items	64	57	Other Income (b)
Tax expense	(25)	(22)	Other Income
	39	35

Total Reclassifications for the period, net of tax	$39	$35

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Long-Term Debt

Long-Term Debt at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

		2017	2016
Connecticut Water Service, Inc.:
4.09%	Term Loan Note	$13,171	$13,437
The Connecticut Water Company:
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.00%	2011 A Series, Due 2021	23,067	23,115
3.16%	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	CoBank Note Payable, Due 2033	14,550	14,550
4.36%	CoBank Note Payable, Due June 2036	30,000	30,000
4.04%	CoBank Note Payable, Due July 2036	19,930	19,930
Total The Connecticut Water Company		164,207	164,255
The Heritage Village Water Company
4.75%	2011 Farmington Bank Loan, Due 2034	4,569	—
The Maine Water Company:
8.95%	1994 Series G, Due 2024	7,200	7,200
2.68%	1999 Series J, Due 2019	170	254
0.00%	2001 Series K, Due 2031	574	615
2.58%	2002 Series L, Due 2022	60	67
1.53%	2003 Series M, Due 2023	321	341
1.73%	2004 Series N, Due 2024	371	371
0.00%	2004 Series O, Due 2034	113	120
1.76%	2006 Series P, Due 2026	361	391
1.57%	2009 Series R, Due 2029	207	217
0.00%	2009 Series S, Due 2029	560	583
0.00%	2009 Series T, Due 2029	1,572	1,634
0.00%	2012 Series U, Due 2042	148	154
1.00%	2013 Series V, Due 2033	1,310	1,335
2.52%	CoBank Note Payable, Due 2017	1,965	1,965
4.24%	CoBank Note Payable, Due 2024	4,500	4,500
4.18%	CoBank Note Payable, Due 2026	5,000	—
7.72%	Series L, Due 2018	2,250	2,250
2.40%	Series N, Due 2022	1,026	1,101
1.86%	Series O, Due 2025	790	790
2.23%	Series P, Due 2028	1,264	1,294
0.01%	Series Q, Due 2035	1,678	1,771
1.00%	Series R, Due 2025	2,250	2,250
Various	Various Capital Leases	6	8
Total The Maine Water Company		33,696	29,211
Add: Acquisition Fair Value Adjustment		311	321
Less: Current Portion		(5,185)	(4,859)
Less: Unamortized Debt Issuance Expense		(5,180)	(5,318)
Total Long-Term Debt		$205,589	$197,047

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

During the first three months of 2017, the Company paid approximately $266,000 related to Connecticut Water Service’s Term Note Payable issued as part of the 2012 acquisition of Maine Water and approximately $515,000 in sinking funds related to Maine Water’s outstanding bonds.

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company and its subsidiaries were in compliance with all covenants at March 31, 2017.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Money Market Fund	$56	$—	$—	$56
Mutual Funds:
Equity Funds (1)	1,774	—	—	1,774
Fixed Income Funds (2)	541	—	—	541
Total	$2,371	$—	$—	$2,371

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2016 (in thousands):

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

Company Owned Life Insurance – The fair value of Company Owned Life Insurance is based on the cash surrender value of the contracts. These contracts are based principally on a referenced pool of investment funds that actively redeem shares and are observable and measurable and are presented on the “Other Property and Investments” line item of the Company’s Consolidated Balance Sheets. The value of Company Owned Life Insurance at March 31, 2017 and December 31, 2016 was $3,181,000 and $3,075,000, respectively.

Long-Term Debt – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of March 31, 2017 and December 31, 2016, the estimated fair value of the Company’s long-term debt was $221,078,000 and $210,463,000, respectively, as compared to the carrying amounts of $210,769,000 and $202,365,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is a benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

Advances for Construction – Customer advances for construction had a carrying amount of $22,844,000 and $19,127,000 at March 31, 2017 and December 31, 2016, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

The Company operates principally in three business segments: Water Operations, Real Estate Transactions, and Services and Rentals. Financial data for the segments is as follows (in thousands):

Three months ended March 31, 2017
Segment	Revenues	Pre-Tax Income	Income Tax Expense(Benefit)	Net Income
Water Operations	$22,786	$3,495	$(282)	$3,777
Real Estate Transactions	212	55	22	33
Services and Rentals	1,210	491	233	258
Total	$24,208	$4,041	$(27)	$4,068

Three months ended March 31, 2016
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Operations	$21,855	$2,950	$197	$2,753
Real Estate Transactions	—	—	—	—
Services and Rentals	1,231	537	142	395
Total	$23,086	$3,487	$339	$3,148

The revenues shown in Water Operations above consisted of revenues from water customers of $22,274,000 and $21,552,000 for the three months ended March 31, 2017 and 2016, respectively, and wastewater revenues of $189,000 for the three months ended March 31, 2017. There were no wastewater revenues in 2016. Additionally, there were revenues associated with utility plant leased to others of $323,000 and $303,000 for the three months ended March 31, 2017 and 2016, respectively. The revenues from water and wastewater customers for the three months ended March 31, 2017 and 2016 include $573,000 and $400,000 in additional revenues related to the application of the WRA, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.

Assets by segment (in thousands):

	March 31, 2017	December 31, 2016
Total Plant and Other Investments:
Water Operations	$645,028	$609,508
Non-Water	1,027	959
	646,055	610,467
Other Assets:
Water Operations	190,055	171,674
Non-Water	2,439	2,361
	192,494	174,035
Total Assets	$838,549	$784,502

9.	Income Taxes

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company adopted the Internal Revenue Service (“IRS”) temporary tangible property regulations on the Company’s 2012 Federal tax return. Since that time, the Company has been recording a provision for any possible disallowance of a portion of the repair deduction if the Company’s Federal tax return were to be reviewed by the IRS. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000 in the first quarter of 2017. The impact of the new information on the Connecticut subsidiary’s provision is still being evaluated. Through March 31, 2017, the Company has recorded, as required by FASB ASC 740, a provision of $310,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $9.4 million in the prior year for a cumulative total of $8.6 million.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company’s Condensed Consolidated Statements of Income.  There were no such charges for the three months ended March 31, 2017 and 2016.  Additionally, there were no accruals relating to interest or penalties as of March 31, 2017 and December 31, 2016.  The Company remains subject to examination by federal tax authorities for the 2013 through 2015 tax years; the State of Maine’s tax authorities for the 2013 through 2015 tax years; and the State of Connecticut’s tax authorities for the 2014 and 2015 tax years.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2016 Federal Tax Return to be filed in September 2017.  As a result, through the first quarter of 2017, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2017 and has reflected that deduction in its effective tax rate, net of any reserves.  Consistent with other differences between book and tax expenditures, the Company is required to use the flow-through method to account for any timing differences not required by the IRS to be normalized.

The Company’s effective income tax rate for the three months ended March 31, 2017 and 2016 was (0.7)% and 9.7%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the three months ended March 31, 2017, was 20.5%. These discrete items include adjustments related to uncertain tax positions for the repair deduction in both Connecticut and Maine. The blended Federal and State statutory income tax rates during each period were 41%. In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations.

10.	Lines of Credit

As of March 31, 2017, the Company maintained a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2020.  The Company maintained an additional line of credit of $45.0 million with RBS Citizens, N.A., with an expiration date of April 25, 2021.  As of March 31, 2017, the total lines of credit available to the Company were $60.0 million.  As of March 31, 2017 and December 31, 2016, the Company had $35.1 million and $33.0 million, respectively, of Interim Bank Loans Payable. As of March 31, 2017, the Company had $24.9 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

11.    Acquisition

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

Under the Merger Agreement, the acquisition was agreed to be executed through a stock-for-stock merger transaction valued at approximately $16.9 million. Holders of HVWC common stock will receive shares of the Company’s common stock in a tax-free exchange. In addition, the transaction reflects a total enterprise value of HVWC of approximately $21.5 million.

The Company received regulatory approval from MPUC on September 28, 2016 and from PURA on December 5, 2016, to proceed with the transaction. The shareholders of HVWC voted to approve the acquisition at a special meeting of HVWC’s shareholders held on February 27, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company is still in the process of finalizing the purchase price allocation of HVWC as additional information becomes available. The following table summarizes the fair value of the net assets acquired, based on the best information available, on February 27, 2017, the date of the acquisition (in thousands):

Net Utility Plant	$28,861
Cash and Cash Equivalents	1,336
Accounts Receivable, net	345
Prepayments and Other Current Assets	63
Materials and Supplies, at Average Cost	200
Goodwill	12,618
Deferred Charges and Other Costs	343
Total Assets Acquired	$43,766
Advances for Construction
Long-Term Debt, including current portion	$4,642
Accounts Payable and Accrued Expenses	21
Other Current Liabilities	228
Advances for Construction	1,897
Deferred Federal and State Income Taxes	1,623
Total Liabilities Assumed	$8,411

Contributions in Aid of Construction	18,452

Net Assets Acquired	$16,903

The estimated fair values of the assets acquired and the liabilities assumed were determined based on the accounting guidance for fair value measurement under GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value analysis assumes the highest and best use of the assets by market participants. The allocation of the purchase price includes an adjustment to fair value related to the fair value of HVWC’s long term debt. The excess of the purchase price paid over the estimated fair value of the assets acquired and the liabilities assumed was recognized as goodwill, none of which is deductible for tax purposes. Goodwill recognized as part of the acquisition of HVWC is a part of the Company’s Water Operations segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following unaudited pro forma summary for the three months ended March 31, 2017 presents information as if HVWC had been acquired on January 1, 2016 and assumes that there were no other changes in our operations.  The following pro forma information does not necessarily reflect the actual results that would have occurred had the Company operated the business since January 1, 2016, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

Three months ended March 31,	2017	2016
Operating Revenues	$23,069	$22,421
Other Water Activities Revenues	323	304
Real Estate Revenues	212	—
Service and Rentals Revenues	1,210	1,231
Total Revenues	$24,814	$23,956

Net Income	$4,092	$3,216

Basic Earnings per Average Share Outstanding	$0.36	$0.28
Diluted Earnings per Average Share Outstanding	$0.35	$0.28

The following table summarizes the results of HVWC for the period from February 27, 2017, the date of acquisition, to March 31, 2017 and is included in the Consolidated Statement of Income for the period (in thousands):

Period ending March 31, 2017
Operating Revenues	$336
Other Water Activities Revenues	—
Real Estate Revenues	—
Service and Rentals Revenues	—
Total Revenues	$336

Net Income	$85

Basic Earnings per Average Share Outstanding	$0.01
Diluted Earnings per Average Share Outstanding	$0.01

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

General Information

Persistent dry weather and continued drought conditions in 2016 in the State of Connecticut recently prompted Connecticut Water to join other major water utilities in the state and request that all customers voluntarily reduce their water usage by 10% in July 2016 in an effort to extend the availability of existing supplies and to support the rivers and streams in the state. While supplies in our reservoirs are lower than normal, Connecticut Water also has groundwater sources in nearly all of its water systems that provide operational flexibility so we are not solely dependent on our reservoirs for water supply. Connecticut Water continues to encourage all customers to reduce their water usage by 10% and, in October 2016, began asking customers in the shoreline communities of Guilford, Madison, Clinton, Westbrook and Old Saybrook to reduce their water usage by 15%. On April 21, 2017, the Company announced that all of our reservoirs in the State of Connecticut had returned to full capacity and that the previously announced water supply advisory has been lifted.

Regulatory Matters

The rates we charge our water customers in Connecticut and Maine are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”), respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective March 31, 2017, were 9.75% and 7.32%, respectively. The Heritage Village Water Company’s (“HVWC”) blended allowed return on equity and return on rate base, effective March 31, 2017, were 10.10% and 7.19%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective March 31, 2017, were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Both Connecticut Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments, as discussed in more detail below, in Connecticut. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of March 31, 2017, however, HVWC has begun to utilize Water Revenue Adjustments as of March 31, 2017.

Heritage Village Water Company Acquisition
On May 10, 2016, the Company announced that it had reached an agreement to acquire HVWC, pending a vote of HVWC shareholders, approval by PURA and MPUC and the satisfaction of other various closing conditions, pursuant to the terms of that certain Agreement and Plan of Merger dated May 10, 2016 between and among HVWC, the Company, and HAC, Inc., the Company’s wholly-owned Maine subsidiary (the “Merger Agreement”). HVWC serves approximately 4,700 water customers in the Towns of Southbury, Middlebury, and Oxford, Connecticut and approximately 3,000 wastewater customers in the Town of Southbury, Connecticut.

Under the Merger Agreement, the acquisition was agreed to be executed through a stock-for-stock merger transaction valued at approximately $16.9 million. Holders of HVWC common stock will receive shares of the Company’s common stock in a tax-free exchange. In addition the transaction reflects a total enterprise value of HVWC of approximately $21.5 million.

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

On March 29, 2017, the parties amended the Avon Agreement to extend the End Date (as defined in the Avon Agreement) from March 31, 2017 to June 30, 2017. The Amendment also amends the Avon Agreement to permit Avon Water to pay additional cash dividends prior to June 30, 2017.

During the fourth quarter of 2016, Connecticut Water filed an application with PURA seeking approval of the transaction. On April 12, 2017, PURA approved the transaction.

Maine Water Land Sale
On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,300 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million.  The land had a book value of approximately $600,000 at March 31, 2017 and December 31, 2016 and is included in “Utility Plant” on the Company’s “Condensed Consolidated Balance Sheets”. The easements and purchase prices are as follows:

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

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was 7.13% and 4.19% at March 31, 2017 and 2016, respectively. On January 26, 2017, Connecticut Water filed a WICA application with the PURA requesting a 1.09% surcharge to customers’ bills, representing approximately $8.5 million in WICA related projects. Additionally, on February 9, 2017, Connecticut Water filed its annual WICA reconciliation which requested a 0.06% surcharge, which would replace the 0.03% reconciliation adjustment filed in January 2016. During March 2017, PURA approved both applications as filed, and, effective April 1, 2017, Connecticut Water’s cumulative WICA surcharge was 8.25%. As of March 31, 2017, HVWC has not filed for a WICA surcharge.

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

Connecticut Water and HVWC’s allowed revenues for the three months ended March 31, 2017, as approved by PURA during each company’s most recent general rate case and including subsequently approved WICA surcharges, are approximately $17.8 million. Through normal billing for the three months ended March 31, 2017, revenue for Connecticut Water and HVWC would have been approximately $17.2 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $0.6 million in additional revenue for the three months ended March 31, 2017.

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 6.6% and 3.1% as of March 31, 2017 and 2016, respectively.

A water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015. Maine Water is currently precluded from seeking new rates due to various agreements with the MPUC, but is evaluating how and when this new mechanism can be implemented.

Critical Accounting Policies and Estimates

The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the PURA and the MPUC to which Connecticut Water and Maine Water, respectively, the Company’s regulated water utility subsidiaries, are subject.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to ASC 980 “Regulated Operations”, revenue recognition (including the WRA), goodwill impairment, income taxes and accounting for pension and other post-retirement benefit plans.  Each of these accounting policies and the application of critical accounting policies and estimates were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Outlook

The following modifies and updates the “Outlook” section of the Company’s 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

The Company expects Net Income from its Water Operations segment to increase in 2017 over 2016 levels, primarily due to the accretive effects of the HVWC acquisition and the pending Avon Water acquisition, revenue increases resulting from the continued utilization of WISC in Maine and WICA in Connecticut, continued cost containment efforts. Additionally, Maine Water expects to complete the first portion of the previously announced sale of a conservation easement, which is expected to positively impact the Real Estate Transactions segment during the year ending December 31, 2017.

The Company believes that the factors described above and those described in detail under the heading “Commitments and Contingencies” below may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2017 and beyond.  Please also review carefully the risks and uncertainties described in the sections entitled Item 1A – Risk Factors, “Commitments and Contingencies” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the risks and uncertainties described in the “Forward-Looking Information” section below.

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

As of March 31, 2017, the Company maintained a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2020.  The Company maintained an additional line of credit of $45.0 million with RBS Citizens, N.A., with an expiration date of April 25, 2021.  As of March 31, 2017, the total lines of credit available to the Company were $60.0 million.  As of March 31, 2017 and December 31, 2016, the Company had $35.1 million and $33.0 million, respectively, of Interim Bank Loans Payable. As of March 31, 2017, the Company had $24.9 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

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

During the first three months of 2017, the Company paid approximately $266,000 related to Connecticut Water Service’s Term Note Payable issued as part of the 2012 acquisition of Maine Water and approximately $515,000 in sinking funds related to Maine Water’s outstanding bonds.

Credit Rating

In March 2017, Standard & Poor’s Ratings Services (“S&P”) affirmed its ‘A’ corporate credit rating on the Company. Additionally, S&P also affirmed the Company’s ratings outlook as stable.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) for all registered shareholders and for the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company’s appointment of a new common stock transfer agent. During the three months ended March 31, 2017 and 2016, plan participants invested $339,000 and $425,000, respectively, in additional shares as part of the DRIP.

2017 Construction Budget

The Board of Directors approved a $55.4 million construction budget for 2017, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will use a combination of its internally generated funds, borrowing under its available lines of credit and proceeds from a potential debt issuance in the second half of 2017.

As the Company looks forward to the remainder of 2017 and 2018, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery of these costs through periodic WICA and WISC applications.  The total cost of that investment may exceed the amount of internally generated funds.  The Company expects to rely upon its internally generated funds and short-term borrowing facilities and proceeds from a potential debt issuance in the second half of 2017.

Results of Operations

Three months ended March 31
Net Income for the three months ended March 31, 2017 increased from the same period in the prior year by $920,000 to $4,068,000. Earnings per basic average common share were $0.36 and $0.29 during the three months ended March 31, 2017 and 2016, respectively.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	March 31, 2017	March 31, 2016	Increase/(Decrease)
Water Operations	$3,777	$2,753	$1,024
Real Estate Transactions	33	—	33
Services and Rentals	258	395	(137)
Total	$4,068	$3,148	$920

See the discussion below for details on the increase in the Water Operations Net Income:

Revenue

Revenue from our regulated customers increased by $911,000, or 4.2%, to $22,463,000 for the three months ended March 31, 2017 when compared to the same period in 2016.  Approximately $336,000 of the increase in revenues was related to the acquisition of HVWC on February 27, 2017. The primary driver for the remaining $575,000 increase was the higher WISC and WICA surcharges in Maine and Connecticut, respectively.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense decreased by $53,000, or 0.5%, for the three months ended March 31, 2017 when compared to the same period of 2016, including O&M expense incurred after the acquisition of HVWC which contributed $123,000 of incremental O&M expense during the period. The following table presents the components of O&M expense for the three months ending March 31, 2017 and 2016, both including and excluding the impact of the HVWC acquisition (in thousands):

Expense Components	March 31, 2017	March 31, 2016	Increase / (Decrease)	HVWC O&M	Adjusted Increase/(Decrease)
Mark-to-market	$(29)	$996	$(1,025)	$—	$(1,025)
Pension	759	849	(90)	—	(90)
Customer	355	400	(45)	1	(46)
Investor relations	203	243	(40)	—	(40)
Water treatment (including chemicals)	578	587	(9)	8	(17)
Medical	853	806	47	4	43
Utility costs	1,035	956	79	25	54
Vehicles	403	339	64	3	61
Purchased water	371	306	65	—	65
Maintenance	834	716	118	15	103
Outside services	740	598	142	2	140
Payroll	3,994	3,771	223	52	171
Other benefits	320	63	257	—	257
Other	820	659	161	13	148
Total	$11,236	$11,289	$(53)	$123	$(176)

The decrease in O&M expenses excluding the incremental expense as a result of the acquisition of HVWC, was approximately $176,000, or approximately 1.6%, in the three months ended March 31, 2017 when compared to the same period in 2016.  The changes in individual items, excluding the impact of HVWC, are described below:

•
The decrease in mark-to-market expense was related to an out-of-period adjustment made during the second quarter of 2016 related to stock-based performance awards previously granted to officers of the Company. Prior to the correction made in the second quarter of 2016, the Company had mistakenly marked certain stock-based performance awards classified as equity awards to the market price of the Company’s common stock price at the end of each reporting period, including in the first quarter of 2016. Since the share price of the Company’s common stock increased in the period between December 31, 2015 and March 31, 2016, the Company saw a large mark-to-market expense in the first quarter of 2016. From December 31, 2016 through March 31, 2017 there was a slight decline in the price of the Company’s common stock, therefore the share awards classified as liabilities, which still require mark-to-market accounting, generated a credit in the three months ended March 31, 2017;

•
Pension costs decreased primarily due to the plan’s 2016 asset returns which were higher than expected and the Company’s $5.5 million contribution to the pension plan in the first half of 2016.  The higher asset value led to a higher expected return component in the 2017 expense as well as a lower recognized gain/loss component. This decrease was partially offset by a decrease in the discount rate used in determining 2017 expense compared to the discount rate used to determine the 2016 expense;

•
Customer costs decreased primarily due to a reduction in customer communications, a decrease in outside collection efforts and fewer uncollectible accounts in the first quarter of 2017 when compared to the same period of 2016. These decreases were partially offset by costs associated with a new voluntary water conservation program that rewards customers for reducing their consumption by 10%; and

•
Investor relations costs decreased in the three months ended March 31, 2017 when compared to the same period in 2016 primarily due to a reduction in directors’ fees and costs associated with investor outreach efforts by senior leadership.

The decreases described above were partially offset by the following increases to O&M expense:

•	Other benefits increased primarily due to costs associated with the Company’s performance stock plans;

•	Payroll costs increased primarily due to higher wages;

•	The increase in Outside services was primarily due to an increase in the use of consultants services and higher auditing fees during the three months ended March 31, 2017 when compared to the same period in 2016; and

•
Purchased water costs increased primarily due to an increase in the amount of water purchased from neighboring utilities, particularly in the Company’s Shoreline Region in Connecticut which has experienced drought conditions continuing in to 2017.

The Company saw an approximate $294,000, or 8.7%, increase in its Depreciation expense for the three months ended March 31, 2017 compared to the same period in 2016.  Of this increase, approximately $35,000 was attributable to the acquisition of HVWC. The remaining increase was primarily due to higher Utility Plant in Service as of March 31, 2017 compared to March 31, 2016, driven by spending on WICA and WISC projects in Connecticut and Maine, respectively.

The Company had Income Tax income of $190,000 in three months ended March 31, 2017 compared to $393,000 of expense in the same period of 2016. The primary reason for the change in the three months ended March 31, 2017 was due to the Company’s review of the provision recorded related to tangible property regulations through the quarter ended March 31, 2017, new information caused management to change its previously estimated reserve for uncertain tax positions related to the adoption of the new tangible property regulation. This change in estimate resulted in the reversal of a portion of the provision in the amount of $1,164,000 in the first quarter of 2017. Partially offsetting this decrease was approximately $54,000 of Income Tax expense related to HVWC for the three months ended March 31, 2017.

Total Interest and Debt Expense increased by $210,000 in the three months ended March 31, 2017 when compared to the same period in 2016. Of this increase, approximately $37,000 was attributable to the acquisition of HVWC. The remaining increase was primarily due to higher debt balances outstanding at March 31, 2017 when compared to March 31, 2016.

Commitments and Contingencies

The Company adopted the Internal Revenue Service (“IRS”) temporary tangible property regulations on the Company’s 2012 Federal tax return. Since that time, the Company has been recording a provision for any possible disallowance of a portion of the repair deduction if the Company’s Federal tax return were to be reviewed by the IRS. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000 in the first quarter of 2017. The impact of the new information on the Connecticut subsidiary’s provision is still being evaluated. Through March 31, 2017, the Company has recorded, as required by FASB ASC 740, a provision of $310,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $9.4 million in the prior year for a cumulative total of $8.6 million.

The Company remains subject to examination by federal tax authorities for the 2013 through 2015 tax years; the State of Maine’s tax authorities for the 2013 through 2015 tax years; and the State of Connecticut’s tax authorities for the 2014 and 2015 tax years.

There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the year December 31, 2016.

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

•	the amount of repair tax deductions and the Internal Revenue Service’s ultimate acceptance of the deduction methodology;

•	delays in completing the merger with Avon Water, or difficulties in achieving anticipated benefits or cost savings from the merger; and

•	acquisition-related costs and synergies.

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements.  You should read this 10-Q, the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“10-K”) and the documents that we incorporate by reference into the 10-K completely and with the understanding that our actual future results, performance and achievements may be materially different from what we expect.  These forward-looking statements represent our assumptions, expectations and beliefs only as of the date of this 10-Q.  Except for our ongoing obligations to disclose certain information under the federal securities laws, we are not obligated, and assume no obligation, to update these forward-looking statements, even though our situation may change in the future.  For further information or other factors which could affect our financial results and such forward-looking statements, see Part I, Item 1A“Risk Factors” found in the 10-K.  We qualify all of our forward-looking statements by these cautionary statements.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  As of March 31, 2017, the Company had $60.0 million of variable rate lines of credit with two banks, under which the Company had $35.1 million of interim bank loans payable at March 31, 2017.

As of March 31, 2017, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, other than changes resulting from the acquisition of HVWC discussed below, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On February 27, 2017, the acquisition of HVWC closed. The Company is currently in the process of integrating HVWC’s operations, processes, and internal controls. See Note 11 to the consolidated financial statements in Part I, Item I for additional information relating to the acquisition.

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

Part II, Item 1A: Risk Factors

Except as set forth below, information about the material risks related to our business, financial condition and results of operations for the three months ended March 31, 2017 does not materially differ from that set out under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the information provided elsewhere in this report. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company’s business operations, financial condition or operating results.

The failure to consummate the pending acquisition of The Avon Water Company could adversely affect our business.

During 2016, the Company entered into acquisition agreements to acquire The Avon Water Company (“Avon Water”).  The completion of this transaction is subject to risks and uncertainties.  First, if the required conditions and regulatory approvals are not satisfied or waived, then the acquisition likely would not be completed.  Second, if the closing of the acquisition is substantially delayed or the closing does not occur at all, or if the terms of the acquisition are required to be modified substantially due to regulatory concerns, we may not be able to realize the anticipated benefits of the acquisition fully or at all.  Third, under certain circumstances specified in the purchase agreement, we may be required to pay a termination fee under if the agreements are terminated.  Fourth, the failure to consummate the pending acquisition may result in negative publicity and a negative impression of us in the investment community.  There can be no assurance that our business, the price of our common stock or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the acquisition, if the acquisition is not consummated.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended March 31, 2017.

Part II, Item 6: Exhibits

Exhibit Number	Description

2.1
Amendment No. 1 to Merger Agreement, dated March 29, 2017, between and among, Connecticut Water Service, Inc., WC-A I, Inc. and The Avon Water Company. (Exhibit 2.1 to Form 8-K filed on April 3, 2017).

3.1	Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated May 11, 1998 (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 27, 1998 (Exhibit 3 to Form 8-K filed on September 25, 1998).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.3 to Form 10-K for the year ended 12/31/14).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended 3/31/04).

3.5	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.6	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of August 16, 2007. (Exhibit 3.1 to Form 8-K filed on August 21, 2007).

10.1*	Deferred Compensation agreement between Connecticut Water Service, Inc. and Richard Knowlton, dated December 8, 2011, effective January 1, 2012.

10.2	Promissory Note and Single Advance Term Loan Supplement between the Maine Water Company and CoBank, ACB, dated as of January 10, 2017. (Exhibit 10.3 to Form 8-K filed on January 11, 2017).

31.1*	Rule 13a-14 Certification of Eric W. Thornburg, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of David C. Benoit, Chief Financial Officer.

32**	Certification of Eric W. Thornburg, Chief Executive Officer, and David C. Benoit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)

Date:	May 8, 2017	By: /s/ David C. Benoit
David C. Benoit Senior Vice President – Finance and Chief Financial Officer

Date:	May 8, 2017	By: /s/ Robert J. Doffek
Robert J. Doffek Controller