Form 10-Q
period 2017-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2017-08-08
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017 or

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
11,575,400
Number of shares of common stock outstanding, July 1, 2017
(Includes 224,770 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
June 30, 2017

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	June 30, 2017	December 31, 2016
Utility Plant	$859,295	$777,860
Construction Work in Progress	12,321	33,748
	871,616	811,608
Accumulated Provision for Depreciation	(223,928)	(210,212)
Net Utility Plant	647,688	601,396
Other Property and Investments	9,894	9,071
Cash and Cash Equivalents	2,694	1,564
Accounts Receivable (Less Allowance, 2017 - $1,161; 2016 - $1,100)	12,875	13,024
Accrued Unbilled Revenues	9,153	8,171
Materials and Supplies, at Average Cost	1,768	1,536
Prepayments and Other Current Assets	6,743	5,069
Total Current Assets	33,233	29,364
Unrecovered Income Taxes - Regulatory Asset	98,453	93,264
Pension Benefits - Regulatory Asset	11,439	12,266
Post-Retirement Benefits Other Than Pension - Regulatory Asset	146	265
Goodwill	43,045	30,427
Deferred Charges and Other Costs	11,118	8,449
Total Regulatory and Other Long-Term Assets	164,201	144,671
Total Assets	$855,016	$784,502
CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2017 - 11,575,400; 2016 - 11,248,458	$163,808	$145,739
Retained Earnings	96,975	91,213
Accumulated Other Comprehensive (Loss)	(735)	(924)
Common Stockholders’ Equity	260,048	236,028
Preferred Stock	772	772
Long-Term Debt	205,351	197,047
Total Capitalization	466,171	433,847
Current Portion of Long-Term Debt	5,196	4,859
Interim Bank Loans Payable	43,632	32,953
Accounts Payable and Accrued Expenses	9,640	13,116
Accrued Interest	1,045	1,012
Current Portion of Refund to Customers - Regulatory Liability	239	855
Other Current Liabilities	2,856	2,330
Total Current Liabilities	62,608	55,125
Advances for Construction	21,433	19,127
Deferred Federal and State Income Taxes	51,838	50,558
Unfunded Future Income Taxes	96,524	90,977
Long-Term Compensation Arrangements	34,686	33,540
Unamortized Investment Tax Credits	1,151	1,189
Refund to Customers - Regulatory Liability	—	108
Other Long-Term Liabilities	4,647	5,074
Total Long-Term Liabilities	210,279	200,573
Contributions in Aid of Construction	115,958	94,957
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$855,016	$784,502

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2017 and 2016
(Unaudited)
(In thousands, except per share amounts)

	2017	2016
Operating Revenues	$27,902	$26,055
Operating Expenses
Operation and Maintenance	11,626	8,840
Depreciation	3,984	3,359
Income Tax (Benefit) Expense	(624)	589
Taxes Other Than Income Taxes	2,477	2,238
Total Operating Expenses	17,463	15,026
Net Operating Revenues	10,439	11,029
Other Utility Income, Net of Taxes	190	188
Total Utility Operating Income	10,629	11,217
Other (Deductions) Income, Net of Taxes
Non-Water Sales Earnings	332	406
Allowance for Funds Used During Construction	231	289
Other	(744)	(283)
Total Other (Deductions) Income, Net of Taxes	(181)	412
Interest and Debt Expense
Interest on Long-Term Debt	2,106	1,830
Other Interest Income, Net	(111)	(174)
Amortization of Debt Expense and Premium, Net	35	30
Total Interest and Debt Expense	2,030	1,686
Net Income	8,418	9,943
Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$8,408	$9,933
Weighted Average Common Shares Outstanding:
Basic	11,344	11,004
Diluted	11,568	11,223
Earnings Per Common Share:
Basic	$0.75	$0.90
Diluted	$0.73	$0.89
Dividends Per Common Share	$0.2975	$0.2825

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)
(In thousands, except per share amounts)

	2017	2016
Operating Revenues	$50,365	$47,607
Operating Expenses
Operation and Maintenance	22,862	20,129
Depreciation	7,676	6,757
Income Tax (Benefit) Expense	(814)	982
Taxes Other Than Income Taxes	5,082	4,687
Total Operating Expenses	34,806	32,555
Net Operating Revenues	15,559	15,052
Other Utility Income, Net of Taxes	355	343
Total Utility Operating Income	15,914	15,395
Other Income (Deductions), Net of Taxes
Gain on Real Estate Transactions	33	—
Non-Water Sales Earnings	590	801
Allowance for Funds Used During Construction	567	521
Other	(753)	(315)
Total Other Income, Net of Taxes	437	1,007
Interest and Debt Expense
Interest on Long-Term Debt	4,167	3,566
Other Interest Income, Net	(371)	(316)
Amortization of Debt Expense and Premium, Net	69	61
Total Interest and Debt Expense	3,865	3,311
Net Income	12,486	13,091
Preferred Stock Dividend Requirement	19	19
Net Income Applicable to Common Stock	$12,467	$13,072
Weighted Average Common Shares Outstanding:
Basic	11,242	10,998
Diluted	11,467	11,217
Earnings Per Common Share:
Basic	$1.11	$1.19
Diluted	$1.09	$1.17
Dividends Per Common Share	$0.5800	$0.5500

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2017 and 2016
(Unaudited)
(In thousands)

	2017	2016
Net Income	$8,418	$9,943
Other Comprehensive Income/(Loss), net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(36) and $(27) in 2017 and 2016	57	43
Unrealized gain on investments, net of tax (expense) of $(18) and $(2) in 2017 and 2016	29	2
Other Comprehensive Income, net of tax	86	45
Comprehensive Income	$8,504	$9,988

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months June 30, 2017 and 2016
(Unaudited)
(In thousands)

	2017	2016
Net Income	$12,486	$13,091
Other Comprehensive Income/(Loss), net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(61) and $(49) in 2017 and 2016	96	78
Unrealized gain (loss) on investments, net of tax (expense) benefit of $(59) and $8 in 2017 and 2016	93	(13)
Other Comprehensive Income, net of tax	189	65
Comprehensive Income	$12,675	$13,156

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended June 30, 2017 and 2016
(Unaudited)
(In thousands, except per share amounts)

	2017	2016
Balance at Beginning of Period	$92,007	$80,521
Net Income	8,418	9,943
	100,425	90,464
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	7	7
Common Stock - 2017 $0.2975 per share; 2016 $0.2825 per share	3,440	3,170
	3,450	3,180
Balance at End of Period	$96,975	$87,284

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Six Months June 30, 2017 and 2016
(Unaudited)
(In thousands, except per share amounts)

	2017	2016
Balance at Beginning of Period	$91,213	$80,378
Net Income	12,486	13,091
	103,699	93,469
Dividends Declared:
Cumulative Preferred, Class A, $0.40 per share	6	6
Cumulative Preferred, Series $0.90, $0.45 per share	13	13
Common Stock - 2017 $0.5800 per share; 2016 $0.5500 per share	6,705	6,166
	6,724	6,185
Balance at End of Period	$96,975	$87,284

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)
(In thousands)

	2017	2016
Operating Activities:
Net Income	$12,486	$13,091
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by
Operating Activities:
Deferred Revenues	(3,421)	(2,667)
Provision for Deferred Income Taxes and Investment Tax Credits, Net	(617)	2,125
Allowance for Funds Used During Construction	(566)	(521)
Depreciation and Amortization (including $351 and $571 in 2017 and 2016, respectively, charged to other accounts)	8,027	7,328
Gain on Real Estate Transactions	(33)	—
Change in Assets and Liabilities:
Decrease in Accounts Receivable and Accrued Unbilled Revenues	(488)	(1,376)
Increase in Prepaid Income Taxes and Prepayments and Other Current Assets	(1,070)	(1,854)
(Increase) Decrease in Other Non-Current Items	2,369	(5,049)
Decrease in Accounts Payable, Accrued Expenses and Other Current Liabilities	(2,027)	(1,613)
Total Adjustments	2,174	(3,627)
Net Cash and Cash Equivalents Provided by Operating Activities	14,660	9,464
Investing Activities:
Net Additions to Utility Plant Used	(24,438)	(28,627)
Proceeds from the Sale of Land	212	—
Cash Acquired	1,336	—
Release of Restricted Cash	—	649
Net Cash and Cash Equivalents Used in Investing Activities	(22,890)	(27,978)
Financing Activities:
Net Proceeds from Interim Bank Loans	43,632	11,200
Net Repayment of Interim Bank Loans	(32,953)	(16,085)
Proceeds from the Issuance of Long-Term Debt	5,000	30,000
Costs to Issue Long-Term Debt and Common Stock	(2)	(27)
Proceeds from Issuance of Common Stock	692	852
Repayment of Long-Term Debt Including Current Portion	(1,104)	(1,021)
Advances (to) from Others for Construction	819	192
Cash Dividends Paid	(6,724)	(6,185)
Net Cash and Cash Equivalents Provided by Financing Activities	9,360	18,926
Net Increase in Cash and Cash Equivalents	1,130	412
Cash and Cash Equivalents at Beginning of Period	1,564	731
Cash and Cash Equivalents at End of Period	$2,694	$1,143
Non-Cash Investing and Financing Activities:
Stock-for-stock acquisition of The Heritage Village Water Company	$16,903	$—
Non-Cash Contributed Utility Plant	$2,278	$558
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$3,825	$3,208
State and Federal Income Taxes	$362	$255

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. (the “Company”) and its wholly-owned subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Company’s primary operating subsidiaries are: The Connecticut Water Company (“Connecticut Water”) and The Heritage Village Water Company (“HVWC”) in the State of Connecticut and The Maine Water Company (“Maine Water”) in the State of Maine. The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “10-K”) and as updated in the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2017.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.  Effective February 27, 2017, the Company acquired HVWC, discussed further in Note 11 below.  As a result, the Company’s Condensed Consolidated Balance Sheet at December 31, 2016, the Condensed Consolidated Statements of Net Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Retained Earnings for the three and six months ended June 30, 2016 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 do not include HVWC.  The Condensed Consolidated Statements of Net Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements Retained Earnings for the three months ended June 30, 2017 and the Condensed Consolidated Statements of Net Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Retained Earnings and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 do include HVWC’s results for the approximate four months the Company owned HVWC during the period. HVWC’s assets and liabilities are included in the Condensed Consolidated Balance Sheet as of June 30, 2017.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Regulatory Matters

The rates we charge our water customers in Connecticut and Maine are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”), respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective June 30, 2017, were 9.75% and 7.32%, respectively. HVWC’s blended water and wastewater allowed return on equity and return on rate base, effective June 30, 2017, were 10.10% and 7.19%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective June 30, 2017, were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Each of Connecticut Water, HVWC and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments, as discussed in more detail below, in Connecticut. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of March 31, 2017, however, HVWC has begun to utilize Water Revenue Adjustments as of March 31, 2017.

Maine Water Land Sale
On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,300 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million.  The land had a book value of approximately $600,000 at June 30, 2017 and December 31, 2016 and is included in “Utility Plant” on the Company’s “Condensed Consolidated Balance Sheets”. The easements and purchase prices are as follows:

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

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was 8.25% and 3.04% at June 30, 2017 and 2016, respectively. On July 26, 2017, Connecticut Water filed a WICA application with the PURA requesting a 1.56% surcharge to customers’ bills, representing approximately $8.2 million in WICA related projects. If approved as filed, Connecticut Water’s cumulative WICA surcharge will be 9.81%, effective October 1, 2017. As of June 30, 2017, HVWC has not filed for a WICA surcharge.

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

Connecticut Water and HVWC’s allowed revenues for the six months ended June 30, 2017, as approved by PURA during each company’s most recent general rate case and including subsequently approved WICA surcharges, are approximately $38.9 million. Through normal billing for the six months ended June 30, 2017, revenue for Connecticut Water and HVWC would have been approximately $35.3 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $3.6 million in additional revenue for the six months ended June 30, 2017.

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 5.66% and 4.08% as of June 30, 2017 and 2016, respectively.

On June 29, 2017, Maine Water filed for a rate increase in its Biddeford and Saco division. The rate request is for an approximate $1.6 million, or 25.1%, increase in revenues. The rate request is to recover higher operating expenses,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

depreciation and property taxes since Biddeford and Saco’s last rate increase in 2015. The Company expects a final decision to be issued by the MPUC in the fourth quarter of 2017 with new rates to be effective as of January 1, 2018.

A water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015. Maine Water is currently precluded from seeking new rates outside of the Biddeford and Saco division due to various agreements with the MPUC, but is evaluating how and when this new mechanism can be implemented.

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and six months ended June 30, 2017 and 2016.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30,	2017	2016	2017	2016
Service Cost	$450	$426	$964	$947
Interest Cost	806	812	1,600	1,606
Expected Return on Plan Assets	(1,044)	(1,061)	(2,145)	(2,040)
Amortization of:
Prior Service Cost	4	4	8	8
Net Recognized Loss	486	514	1,031	1,025
Net Periodic Benefit Cost	$702	$695	$1,458	$1,546

The Company anticipates making a total contribution of approximately $2,971,000 in 2017 for the 2016 plan year by September 30, 2017.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30,	2017	2016	2017	2016
Service Cost	$74	$85	$167	$188
Interest Cost	123	135	256	271
Expected Return on Plan Assets	(89)	(85)	(177)	(170)
Other	56	56	112	112
Amortization of:
Prior Service Credit	(45)	(100)	(90)	(200)
Recognized Net Loss	(31)	11	(40)	19
Net Periodic Benefit Cost	$88	$102	$228	$220

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of stock awards):

Three months ended June 30,	2017	2016
Common Shares Outstanding End of Period	11,575,400	11,231,037
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	11,343,528	11,004,331
Diluted	11,568,278	11,222,989

Basic Earnings per Share	$0.75	$0.90
Dilutive Effect of Stock Awards	(0.02)	(0.01)
Diluted Earnings per Share	$0.73	$0.89

Six months ended June 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	11,241,884	10,998,408
Diluted	11,467,141	11,217,136

Basic Earnings per Share	$1.11	$1.19
Dilutive Effect of Stock Awards	(0.02)	(0.02)
Diluted Earnings per Share	$1.09	$1.17

Total unrecognized compensation expense for all stock awards was approximately $0.6 million as of June 30, 2017 and will be recognized over a weighted average period of 1.4 years.

4.	Recently Adopted and New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“No. 2014-09”) which amends its guidance related to revenue recognition. ASU No. 2014-09 requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. ASU No. 2014-09 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, however early adoption is not permitted. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of ASU No. 2014-09, making ASU No. 2014-09 effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company continues to assess all potential impacts of adopting ASU No. 2014-09, however it does not believe the new standard will have an impact on the Company’s revenues from water and wastewater customers. In instances where operating contracts contain more than one distinct good or service, as defined by ASU No. 2014-09, the new standard may affect the timing of when the Company recognizes the related revenue. The Company additionally continues to assess the impact ASU No. 2014-09 will have on the Company’s accounting surrounding Contributions in Aid of Construction. The Company will complete its assessment of the expected impact of adoption, including selecting a transition method for adoption, in 2017, and continue to evaluate ASU No. 2014-09 through the date of adoption.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the three months ended June 30, 2017 and 2016 are as follows (in thousands):

Three months ended June 30, 2017	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$299	$(1,120)	$(821)
Other Comprehensive Income Before Reclassification	21	—	21
Amounts Reclassified from AOCI	8	57	65
Net current-period Other Comprehensive Income	29	57	86
Ending Balance	$328	$(1,063)	$(735)

Three months ended June 30, 2016	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$185	$(1,100)	$(915)
Other Comprehensive (Loss) Income Before Reclassification	(8)	—	(8)
Amounts Reclassified from AOCI	10	43	53
Net current-period Other Comprehensive (Loss) Income	2	43	45
Ending Balance	$187	$(1,057)	$(870)

Six months ended June 30, 2017	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$235	$(1,159)	$(924)
Other Comprehensive Income Before Reclassification	85	—	85
Amounts Reclassified from AOCI	8	96	104
Net current-period Other Comprehensive Income	93	96	189
Ending Balance	$328	$(1,063)	$(735)

Six months ended June 30, 2016	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$200	$(1,135)	$(935)
Other Comprehensive (Loss) Income Before Reclassification	(23)	—	(23)
Amounts Reclassified from AOCI	10	78	88
Net current-period Other Comprehensive (Loss) Income	(13)	78	65
Ending Balance	$187	$(1,057)	$(870)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statements of Income for the three months ended June 30, 2017 and 2016 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Three Months Ended June 30, 2017(a)	Amounts Reclassified from AOCI Three Months Ended June 30, 2016(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$13	$17	Other Income
Tax expense	(5)	(7)	Other Income
	8	10

Amortization of Recognized Net Gain from Defined Benefit Items	93	71	Other Income (b)
Tax expense	(36)	(28)	Other Income
	57	43

Total Reclassifications for the period, net of tax	$65	$53

Details about Other AOCI Components	Amounts Reclassified from AOCI Six Months Ended June 30, 2017(a)	Amounts Reclassified from AOCI Six Months Ended June 30, 2016(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$13	$17	Other Income
Tax expense	(5)	(7)	Other Income
	8	10

Amortization of Recognized Net Gain from Defined Benefit Items	157	128	Other Income (b)
Tax expense	(61)	(50)	Other Income
	96	78

Total Reclassifications for the period, net of tax	$104	$88

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Long-Term Debt

Long-Term Debt at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

		2017	2016
Connecticut Water Service, Inc.:
4.09%	Term Loan Note	$12,903	$13,437
The Connecticut Water Company:
Var.	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	2004 Series A, Due 2028	5,000	5,000
Var.	2004 Series B, Due 2028	4,550	4,550
5.00%	2011 A Series, Due 2021	23,051	23,115
3.16%	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	CoBank Note Payable, Due 2033	14,550	14,550
4.36%	CoBank Note Payable, Due May 2036	30,000	30,000
4.04%	CoBank Note Payable, Due July 2036	19,930	19,930
Total The Connecticut Water Company		164,191	164,255
The Heritage Village Water Company
4.75%	2011 Farmington Bank Loan, Due 2034	4,543	—
The Maine Water Company:
8.95%	1994 Series G, Due 2024	7,200	7,200
2.68%	1999 Series J, Due 2019	170	254
0.00%	2001 Series K, Due 2031	574	615
2.58%	2002 Series L, Due 2022	60	67
1.53%	2003 Series M, Due 2023	321	341
1.73%	2004 Series N, Due 2024	371	371
0.00%	2004 Series O, Due 2034	113	120
1.76%	2006 Series P, Due 2026	361	391
1.57%	2009 Series R, Due 2029	207	217
0.00%	2009 Series S, Due 2029	560	583
0.00%	2009 Series T, Due 2029	1,572	1,634
0.00%	2012 Series U, Due 2042	148	154
1.00%	2013 Series V, Due 2033	1,310	1,335
2.52%	CoBank Note Payable, Due 2017	1,965	1,965
4.24%	CoBank Note Payable, Due 2024	4,500	4,500
4.18%	CoBank Note Payable, Due 2026	5,000	—
7.72%	Series L, Due 2018	2,250	2,250
2.40%	Series N, Due 2022	1,026	1,101
1.86%	Series O, Due 2025	790	790
2.23%	Series P, Due 2028	1,264	1,294
0.01%	Series Q, Due 2035	1,678	1,771
1.00%	Series R, Due 2025	2,250	2,250
Various	Various Capital Leases	5	8
Total The Maine Water Company		33,695	29,211
Add: Acquisition Fair Value Adjustment		255	321
Less: Current Portion		(5,196)	(4,859)
Less: Unamortized Debt Issuance Expense		(5,040)	(5,318)
Total Long-Term Debt		$205,351	$197,047

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

On July 20, 2017, Connecticut Water filed an application with PURA to issue up to $35,000,000 in unsecured notes during the second half of 2017. Connecticut Water intends to use the $35,000,000 principal to repay amounts owed to the Company and to fund capital expenditures associated with the Connecticut Water’s ongoing construction program. The notes will be callable in whole or in part, subject to payment of a make-whole amount. The notes will have a bullet payment of the full principal amount due at maturity, unless they are prepaid in whole or in part prior to that maturity. Additionally, the notes will have fixed interest rates which will be based on current market rate at the time of the closing.

During the first six months of 2017, the Company paid approximately $534,000 related to Connecticut Water Service’s Term Note Payable issued as part of the 2012 acquisition of Maine Water, approximately $516,000 in sinking funds related to Maine Water’s outstanding bonds and approximately $54,000 in sinking funds related to HVWC’s bank loan.

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company and its subsidiaries were in compliance with all covenants at June 30, 2017.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Money Market Fund	$35	$—	$—	$35
Mutual Funds:
Equity Funds (1)	1,787	—	—	1,787
Fixed Income Funds (2)	550	—	—	550
Total	$2,372	$—	$—	$2,372

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

Company Owned Life Insurance – The fair value of Company Owned Life Insurance is based on the cash surrender value of the contracts. These contracts are based principally on a referenced pool of investment funds that actively redeem shares and are observable and measurable and are presented on the “Other Property and Investments” line item of the Company’s Consolidated Balance Sheets. The value of Company Owned Life Insurance at June 30, 2017 and December 31, 2016 was $3,259,000 and $3,075,000, respectively.

Long-Term Debt – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of June 30, 2017 and December 31, 2016, the estimated fair value of the Company’s long-term debt was $223,119,000 and $210,463,000, respectively, as compared to the carrying amounts of $210,391,000 and $202,365,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is a benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

Advances for Construction – Customer advances for construction had a carrying amount of $21,433,000 and $19,127,000 at June 30, 2017 and December 31, 2016, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

The Company operates principally in three business segments: Water Operations, Real Estate Transactions, and Services and Rentals. Financial data for the segments is as follows (in thousands):

Three months ended June 30, 2017
Segment	Revenues	Pre-Tax Income	Income Tax Expense(Benefit)	Net Income
Water Operations	$28,220	$7,117	$(969)	$8,086
Real Estate Transactions	—	—	—	—
Services and Rentals	1,279	505	173	332
Total	$29,499	$7,622	$(796)	$8,418

Three months ended June 30, 2016
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Operations	$26,376	$10,173	$636	$9,537
Real Estate Transactions	—	—	—	—
Services and Rentals	1,212	563	157	406
Total	$27,588	$10,736	$793	$9,943

Six months ended June 30, 2017
Segment	Revenues	Pre-Tax Income	Income Tax Expense(Benefit)	Net Income
Water Operations	$51,006	$10,612	$(1,251)	$11,863
Real Estate Transactions	212	55	22	33
Services and Rentals	2,489	996	406	590
Total	$53,707	$11,663	$(823)	$12,486

Six months ended June 30, 2016
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Operations	$48,231	$13,123	$833	$12,290
Real Estate Transactions	—	—	—	—
Services and Rentals	2,443	1,100	299	801
Total	$50,674	$14,223	$1,132	$13,091

The revenues shown in Water Operations above consisted of revenues from water customers of $27,370,000 and $26,055,000 for the three months ended June 30, 2017 and 2016, respectively, and wastewater revenues of $532,000 for the three months ended June 30, 2017. There were no wastewater revenues in 2016. Additionally, there were revenues associated with utility plant leased to others of $318,000 and $321,000 for the three months ended June 30, 2017 and 2016, respectively. The revenues from water and wastewater customers for the three months ended June 30, 2017 and 2016 include $2,980,000 and $2,386,000 in additional revenues related to the application of the WRA, respectively. The revenues shown in Water Operations above consisted of revenues from water customers of $49,644,000 and $47,607,000 for the six months ended June 30, 2017 and 2016, respectively, and wastewater revenues of $721,000 for the six months ended June 30, 2017. There were no wastewater revenues in 2016. Additionally, there were revenues associated with utility plant leased to others of $641,000 and $624,000 for the six months ended June 30, 2017 and 2016, respectively. The revenues from water and wastewater customers for the six months ended June 30, 2017 and 2016 include $3,553,000 and $2,786,000 in additional revenues related to the application of the WRA, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.

Assets by segment (in thousands):

	June 30, 2017	December 31, 2016
Total Plant and Other Investments:
Water Operations	$656,556	$609,508
Non-Water	1,026	959
	657,582	610,467
Other Assets:
Water Operations	194,609	171,674
Non-Water	2,825	2,361
	197,434	174,035
Total Assets	$855,016	$784,502

9.	Income Taxes

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

The Company adopted the Internal Revenue Service (“IRS”) temporary tangible property regulations on the Company’s 2012 Federal tax return. Since that time, the Company has been recording a provision for any possible disallowance of a portion of the repair deduction if the deductions were unable to be sustained on audit by the IRS. While the Company believes that the deductions taken on its tax returns are appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000 in the first quarter of 2017. During the Company’s review of its position through the quarter ended June 30, 2017, the impact of new information on Connecticut Water caused management to reassess the previously recorded provision. The reassessment resulted in the reversal of a portion of the provision in the amount of $2,445,000. For the six months ended June 30, 2017, the Company has recorded, as required by FASB ASC 740, a provision of $725,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $9.4 million in the prior year for a cumulative total of $6.6 million.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company’s Condensed Consolidated Statements of Income.  There were no such charges for the six months ended June 30, 2017 and 2016.  Additionally, there were no accruals relating to interest or penalties as of June 30, 2017 and December 31, 2016.  The Company remains subject to examination by federal tax authorities for the 2013 through 2015 tax years; the State of Maine’s tax authorities for the 2013 through 2015 tax years; and the State of Connecticut’s tax authorities for the 2014 and 2015 tax years.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2017 Federal Tax Return to be filed in September 2018.  As a result, through the second quarter of 2017, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2017 and has reflected that deduction in its effective tax rate, net of any reserves.  Consistent with other differences between book and tax expenditures, the Company is required to use the flow-through method to account for any timing differences not required by the IRS to be normalized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s effective income tax rate for the three months ended June 30, 2017 and 2016 was (10.5)% and 7.4%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the three months ended June 30, 2017 and 2016, was 16.2% and 5.2%, respectively. In 2017, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut. In 2016, these discrete items include adjustments related to uncertain tax positions for the repair deduction in both Connecticut and Maine and a change in estimate of prior year tax expense. Excluding discrete items, there is an increase in the effective tax rate year over year for the three month period of approximately 11%. The increase in the effective tax rate for this period can be attributed to a lower estimated repair deduction and a lower tax deductible pension contribution in 2017 than in 2016. The Company’s effective income tax rate for the six months ended June 30, 2017 and 2016 was (7.1)% and 8.0%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the three months ended June 30, 2017 and 2016, was 17.7% and 3.4%, respectively. In 2017, these discrete items include adjustments related to uncertain tax positions for the repair deduction in both Connecticut and Maine. The blended Federal and State statutory income tax rates during each period were 41%. In 2016, these discrete items include adjustments related to uncertain tax positions for the repair deduction in both Connecticut and Maine and a change in estimate of prior year tax expense. Excluding discrete items, there is an increase in the effective tax rate year over year for the six month period of approximately 14%. The increase in the effective tax rate for this period can be attributed to a lower estimated repair deduction and a lower tax deductible pension contribution in 2017 than in 2016. The blended Federal and State statutory income tax rates during each period were 41%. In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations.

10.	Lines of Credit

As of June 30, 2017, the Company maintained a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2020.  The Company maintained an additional line of credit of $45.0 million with Citizens Bank, N.A., with an expiration date of April 25, 2021.  As of June 30, 2017, the total lines of credit available to the Company were $60.0 million.  As of June 30, 2017 and December 31, 2016, the Company had $43.6 million and $33.0 million, respectively, of Interim Bank Loans Payable. As of June 30, 2017, the Company had $16.4 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

11.    Acquisition

On May 10, 2016, the Company announced that it had reached an agreement to acquire The Heritage Village Water Company ("HVWC"), pending a vote of HVWC shareholders, approval by PURA and MPUC and the satisfaction of other various closing conditions, pursuant to the terms of that certain Agreement and Plan of Merger dated May 10, 2016 between and among HVWC, the Company, and HAC, Inc., the Company’s wholly-owned Connecticut subsidiary (the “Merger Agreement”). HVWC serves approximately 4,700 water customers in the Towns of Southbury, Middlebury, and Oxford, Connecticut and approximately 3,000 wastewater customers in the Town of Southbury, Connecticut.

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

On February 27, 2017, the Company completed the acquisition of HVWC by completing the merger of the Companys’s wholly-owned subsidiary HAC, Inc. with and into HVWC, with HVWC as the surviving corporation, pursuant to the terms of the Merger Agreement and Connecticut corporate law. Upon the effective time of the Merger, the holders of HVWC’s 1,620 issued and outstanding shares of common stock became entitled to receive an aggregate of 300,445 shares of the Company’s common stock in a tax-free exchange, which exchange was commenced promptly by the issuance of a letter of transmittal and related materials by Connecticut Water’s exchange agent.

The Company is still in the process of finalizing the purchase price allocation of HVWC as additional information becomes available. The following table summarizes the fair value of the net assets acquired, based on the best information available, on February 27, 2017, the date of the acquisition (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following unaudited pro forma summary for the three and six months ended June 30, 2017 presents information as if HVWC had been acquired on January 1, 2016 and assumes that there were no other changes in our operations.  The following pro forma information does not necessarily reflect the actual results that would have occurred had the Company operated the business since January 1, 2016, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

Three months ended June 30,	2017	2016
Operating Revenues	$27,902	$27,039
Other Water Activities Revenues	318	320
Real Estate Revenues	—	—
Service and Rentals Revenues	1,279	1,212
Total Revenues	$29,499	$28,571

Net Income	$8,418	$9,950

Basic Earnings per Average Share Outstanding	$0.75	$0.89
Diluted Earnings per Average Share Outstanding	$0.73	$0.86

Six months ended June 30,	2017	2016
Operating Revenues	$50,971	$49,460
Other Water Activities Revenues	641	624
Real Estate Revenues	212	—
Service and Rentals Revenues	2,489	2,443
Total Revenues	$54,313	$52,527

Net Income	$12,510	$13,166

Basic Earnings per Average Share Outstanding	$1.10	$1.17
Diluted Earnings per Average Share Outstanding	$1.08	$1.14

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the results of HVWC for the three months ended June 30, 2017 and the period from February 27, 2017, the date of acquisition, to June 30, 2017 and is included in the Consolidated Statement of Income for the period (in thousands):

Three months ended June 30, 2017
Operating Revenues	$1,017
Other Water Activities Revenues	—
Real Estate Revenues	—
Service and Rentals Revenues	—
Total Revenues	$1,017

Net Income	$132

Basic Earnings per Average Share Outstanding	$0.01
Diluted Earnings per Average Share Outstanding	$0.01

Period ending June 30, 2017
Operating Revenues	$1,353
Other Water Activities Revenues	—
Real Estate Revenues	—
Service and Rentals Revenues	—
Total Revenues	$1,353

Net Income	$217

Basic Earnings per Average Share Outstanding	$0.02
Diluted Earnings per Average Share Outstanding	$0.02

On July 1, 2017, the Company completed the previously announced acquisition of The Avon Water Company (“Avon Water”). As of the date of this filing, the initial accounting for this acquisition is incomplete and therefore the above tables for Avon Water are not available. For more information about the acquisition of Avon Water, see Note 12 Subsequent Events.

12.    Subsequent Events

Avon Water Company Acquisition
As previously reported, on October 12, 2016, the Company announced that it had reached an agreement to acquire Avon Water, pending a vote of Avon Water shareholders, approval by PURA and the MPUC and the satisfaction of other various closing conditions, pursuant to the terms of that certain Agreement and Plan of Merger dated October 11, 2016 as amended on March 29, 2017 between and among Avon Water, the Company, and WC-A I, Inc., the Company’s wholly-owned Connecticut subsidiary (the “Merger Agreement”). Avon Water serves approximately 4,800 customers in the Farmington Valley communities of Avon, Farmington, and Simsbury, Connecticut.

On February 10, 2017, Connecticut Water received regulatory approval from MPUC and on April 12, 2017, Connecticut Water received regulatory approval from the PURA to proceed with the transaction. The shareholders of Avon Water voted to approve the acquisition at a special meeting of Avon Water’s shareholders held on June 16, 2017.

Effective July 1, 2017, the Company completed the acquisition of Avon Water by completing the merger of Connecticut Water’s wholly-owned subsidiary WC-A I, Inc. with and into Avon Water, with Avon Water as the surviving corporation, pursuant to the terms of the Merger Agreement and Connecticut corporate law. Upon the effective time of the Merger, the holders of Avon Water’s 122,289 issued and outstanding shares of common stock became entitled to receive the following merger consideration for each share of Avon Water common stock held: (i) a cash payment of $50.11; and (ii) a stock consideration component, consisting of 3.97 shares of the Company’s common stock.

The transaction was completed through a stock-for-stock exchange where Avon Water shareholders received the Company’s common stock valued at approximately $27.9 million, in a tax-free exchange, and a cash payment of $6.1 million for a total payment to shareholders of $34.0 million. The transaction reflects a total enterprise value of approximately $40.1 million, with

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the $34.0 million paid to shareholders and the assumption by the Company of approximately $6.1 million of debt of Avon Water.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

General Information

Persistent dry weather and continued drought conditions in 2016 in the State of Connecticut prompted Connecticut Water to join other major water utilities in the state and request that all customers voluntarily reduce their water usage by 10% in July 2016 in an effort to extend the availability of existing supplies and to support the rivers and streams in the state. While supplies in our reservoirs were lower than normal, Connecticut Water also has groundwater sources in nearly all of its water systems that provide operational flexibility so we are not solely dependent on our reservoirs for water supply. Connecticut Water encouraged all customers to reduce their water usage by 10% and, in October 2016, began asking customers in the shoreline communities of Guilford, Madison, Clinton, Westbrook and Old Saybrook to reduce their water usage by 15%. On April 21, 2017, the Company announced that all of our reservoirs in the State of Connecticut had returned to full capacity and that the previously announced water supply advisory has been lifted.

Regulatory Matters

The rates we charge our water customers in Connecticut and Maine are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”), respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective June 30, 2017, were 9.75% and 7.32%, respectively. The Heritage Village Water Company’s (“HVWC”) blended water and wastewater allowed return on equity and return on rate base, effective June 30, 2017, were 10.10% and 7.19%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective June 30, 2017, were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Each of Connecticut Water, HVWC and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments, as discussed in more detail below, in Connecticut. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of March 31, 2017, however, HVWC has begun to utilize Water Revenue Adjustments as of March 31, 2017.

Heritage Village Water Company Acquisition
On May 10, 2016, the Company announced that it had reached an agreement to acquire HVWC, pending a vote of HVWC shareholders, approval by PURA and MPUC and the satisfaction of other various closing conditions, pursuant to the terms of that certain Agreement and Plan of Merger dated May 10, 2016 between and among HVWC, the Company, and HAC, Inc., the Company’s wholly-owned Connecticut subsidiary (the “Merger Agreement”). HVWC serves approximately 4,700 water customers in the Towns of Southbury, Middlebury, and Oxford, Connecticut and approximately 3,000 wastewater customers in the Town of Southbury, Connecticut.

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

On February 27, 2017, the Company completed the acquisition of HVWC by completing the merger of the Companys’s wholly-owned subsidiary HAC, Inc. with and into HVWC, with HVWC as the surviving corporation, pursuant to the terms of the Merger Agreement and Connecticut corporate law. Upon the effective time of the Merger, the holders of HVWC’s 1,620 issued and outstanding shares of common stock became entitled to receive an aggregate of 300,445 shares of the Company’s common stock in a tax-free exchange, which exchange was commenced promptly by the issuance of a letter of transmittal and related materials by Connecticut Water’s exchange agent.

Avon Water Company Acquisition
As previously reported, on October 12, 2016, the Company announced that it had reached an agreement to acquire The Avon Water Company (“Avon Water”), pending a vote of Avon Water shareholders, approval by PURA and the MPUC and the satisfaction of other various closing conditions, pursuant to the terms of that certain Agreement and Plan of Merger dated October 11, 2016 as amended on March 29, 2017 between and among Avon Water, the Company, and WC-A I, Inc., the Company’s wholly-owned Connecticut subsidiary (the “Merger Agreement”). Avon Water serves approximately 4,800 customers in the Farmington Valley communities of Avon, Farmington, and Simsbury, Connecticut.

On February 10, 2017, Connecticut Water received regulatory approval from MPUC and on April 12, 2017, Connecticut Water received regulatory approval from the PURA to proceed with the transaction. The shareholders of Avon Water voted to approve the acquisition at a special meeting of Avon Water’s shareholders held on June 16, 2017.

Effective July 1, 2017, the Company completed the acquisition of Avon Water by completing the merger of Connecticut Water’s wholly-owned subsidiary WC-A I, Inc. with and into Avon Water, with Avon Water as the surviving corporation, pursuant to the terms of the Merger Agreement and Connecticut corporate law. Upon the effective time of the Merger, the holders of Avon Water’s 122,289 issued and outstanding shares of common stock became entitled to receive the following merger consideration for each share of Avon Water common stock held: (i) a cash payment of $50.11; and (ii) a stock consideration component, consisting of 3.97 shares of the Company’s common stock.

The transaction was completed through a stock-for-stock exchange where Avon Water shareholders received the Company’s common stock valued at approximately $27.9 million, in a tax-free exchange, and a cash payment of $6.1 million for a total payment to shareholders of $34.0 million. The transaction reflects a total enterprise value of approximately $40.1 million, with the $34.0 million paid to shareholders and the assumption by the Company of approximately $6.1 million of debt of Avon Water.

Maine Water Land Sale
On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,300 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million.  The land had a book value of approximately $600,000 at June 30, 2017 and December 31, 2016 and is included in “Utility Plant” on the Company’s “Condensed Consolidated Balance Sheets”. The easements and purchase prices are as follows:

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

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was 8.25% and 3.04% at June 30, 2017 and 2016, respectively. On July 26, 2017, Connecticut Water filed a WICA application with the PURA requesting a 1.56% surcharge to customers’ bills, representing approximately $8.2 million in WICA related projects. If approved as filed, Connecticut Water’s cumulative WICA surcharge will be 9.81%, effective October 1, 2017. As of June 30, 2017, HVWC has not filed for a WICA surcharge.

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

Connecticut Water and HVWC’s allowed revenues for the six months ended June 30, 2017, as approved by PURA during each company’s most recent general rate case and including subsequently approved WICA surcharges, are approximately

$38.9 million. Through normal billing for the six months ended June 30, 2017, revenue for Connecticut Water and HVWC would have been approximately $35.3 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $3.6 million in additional revenue for the six months ended June 30, 2017.

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 5.66% and 4.08% as of June 30, 2017 and 2016, respectively.

On June 29, 2017, Maine Water filed for a rate increase in its Biddeford and Saco division. The rate request is for an approximate $1.6 million, or 25.1%, increase in revenues. The rate request is to recover higher operating expenses, depreciation and property taxes since Biddeford and Saco’s last rate increase in 2015. The Company expects a final decision to be issued by the MPUC in the fourth quarter of 2017 with new rates to be effective as of January 1, 2018.

A water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015. Maine Water is currently precluded from seeking new rates outside of the Biddeford and Saco division due to various agreements with the MPUC, but is evaluating how and when this new mechanism can be implemented.

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

The Company expects Net Income from its Water Operations segment to increase in 2017 over 2016 levels, primarily due to the accretive effects of the February 2017 HVWC acquisition and the Avon Water acquisition completed on July 1, 2017 and revenue increases resulting from increased surcharges related to WISC in Maine and WICA in Connecticut. Additionally, Maine Water expects to complete the first portion of the previously announced sale of a conservation easement, which is expected to positively impact the Real Estate Transactions segment during the year ending December 31, 2017.

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

Results of Operations

Three months ended June 30
Net Income for the three months ended June 30, 2017 decreased from the same period in the prior year by $1,525,000 to $8,418,000. Earnings per basic average common share were $0.75 and $0.90 during the three months ended June 30, 2017 and 2016, respectively.

This decrease in Net Income is broken down by business segment as follows (in thousands):

Business Segment	June 30, 2017	June 30, 2016	Increase/(Decrease)
Water Operations	$8,086	$9,537	$(1,451)
Real Estate Transactions	—	—	—
Services and Rentals	332	406	(74)
Total	$8,418	$9,943	$(1,525)

The Net Income from Water Operations for the three months ended June 30, 2017 and 2016 were impacted positively by a partial reversal of previously established tax provisions and a non-recurring expense reduction, respectively. During the three months ended June 30, 2017, new information caused the Company to undertake a review of its provision recorded associated with the repair deduction. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  During the Company’s review of the position, new information caused management to reassess the previously recorded provision related to Connecticut Water. The reassessment resulted in the reversal of a portion of the provision in the amount of $2,445,000. In addition, during the three months ended June 30, 2016, the Company reversed incorrectly recorded mark-to-market expense as an out-of-period adjustment resulting in a one-time benefit (reduction) of approximately $2.6 million in Operation and Maintenance expense. Approximately $1.6 million of the out of period adjustment pertained to years prior to 2016, with the remaining $1.0 million related to the first quarter of 2016.

Revenue

Revenue from our regulated customers increased by $1,847,000, or 7.1%, to $27,902,000 for the three months ended June 30, 2017 when compared to the same period in 2016.  Approximately $1,017,000 of the increase in revenues was related to the acquisition of HVWC on February 27, 2017. The primary driver for the remaining $830,000 increase was primarily due to the higher WISC and WICA surcharges in Maine and Connecticut, respectively, during the quarter ended June 30, 2017.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $2,786,000, or 31.5%, for the three months ended June 30, 2017 when compared to the same period of 2016, including O&M expense incurred after the acquisition of HVWC which contributed $447,000 of incremental O&M expense during the period. The following table presents the components of O&M expense for the three months ending June 30, 2017 and 2016, both including and excluding the impact of the HVWC acquisition (in thousands):

Expense Components	June 30, 2017	June 30, 2016	Increase / (Decrease)	HVWC O&M	Adjusted Increase/(Decrease)
Mark-to-market	$(4)	$(2,389)	$2,385	$—	$2,385
Utility costs	1,006	914	92	56	36
Outside services	899	802	97	62	35
Investor relations	251	218	33	—	33
Purchased water	386	359	27	1	26
Property liability insurance	394	359	35	12	23
Vehicles	466	441	25	12	13
Pension	702	693	9	—	9
Payroll	4,104	3,947	157	154	3
Post-retirement medical	87	101	(14)	—	(14)
Medical	522	569	(47)	6	(53)
Water treatment (including chemicals)	633	668	(35)	30	(65)
Customer	386	508	(122)	2	(124)
Other benefits	454	692	(238)	2	(240)
Other	1,340	958	382	110	272
Total	$11,626	$8,840	$2,786	$447	$2,339

The increase in O&M expenses excluding the incremental expense as a result of the acquisition of HVWC, was approximately $2,339,000, or approximately 26.5%, in the three months ended June 30, 2017 when compared to the same period in 2016.  The changes in individual items, excluding the impact of HVWC, are described below:

•
The increase in mark-to-market expense was related to an out-of-period adjustment made during the second quarter of 2016 related to stock-based performance awards previously granted to officers of the Company. Prior to the correction made in the second quarter of 2016, the Company had mistakenly marked certain stock-based performance awards classified as equity awards to the market price of the Company’s common stock price at the end of each reporting period, including in the first quarter of 2016;

•	Utility costs increased in the period primarily due to an increase in communication and electrical costs, partially offset by a decrease in fuel oil costs;

•
The increase in Outside services was primarily due to higher legal fees and higher usage of outside labor during the three months ended June 30, 2017 when compared to the same period in 2016, partially offset by a decrease in consulting services during the period;

•	Investor relations costs increased primarily due to an increase in fees associated with the Company’s transfer agent during the three months ended June 30, 2017;

•
Purchased water costs increased primarily due to an increase in the amount of water purchased from neighboring utilities, particularly in the Company’s Shoreline and Naugatuck Regions in Connecticut; and

•
Pension costs increased primarily due to a decrease in the discount rate used in determining 2017 expense compared to the discount rate used to determine the 2016 expense. This increase was partially offset by the plan’s 2016 asset returns which were higher than expected and the Company’s $5.5 million contribution to the pension plan in the first half of 2016.  The higher asset value led to a higher expected return component in the 2017 expense as well as a lower recognized gain/loss component.

The increases described above were partially offset by the following decreases to O&M expense:

•	Other benefits decreased primarily due to costs associated with the Company’s performance stock plans;

•	Customer costs decreased due to a reduction in uncollectible accounts during the three months ended June 30, 2017;

•	Water treatment costs due to a decrease in the cost of chemicals used in the treatment process; and

•	Medical costs decreased in the quarter ending June 30, 2017 compared to the same period in 2016 primarily due to a reduction in medical claims filed by the Company’s employees and their families.

The Company saw an approximate $625,000, or 18.6%, increase in its Depreciation expense for the three months ended June 30, 2017 compared to the same period in 2016.  Of this increase, approximately $174,000 was attributable to the acquisition of HVWC. The remaining increase was primarily due to higher Utility Plant in Service as of June 30, 2017 compared to June 30, 2016, driven by the completion of a large treatment plant in Connecticut in the second quarter of 2017, the completion of the pipeline that serves UConn in the fourth quarter of 2016 and spending on WICA and WISC projects in Connecticut and Maine, respectively.

The Company recorded an Income Tax benefit of $624,000 in the three months ended June 30, 2017 compared to $589,000 of expense in the same period of 2016. The primary reason for the change in the three months ended June 30, 2017 was the Company’s review of the provision recorded related to tangible property regulations through the quarter ended June 30, 2017. New information caused management to change its previously estimated reserve for uncertain tax positions related to the adoption of the tangible property regulation. This change in estimate resulted in the reversal of a portion of the provision in the amount of $2,445,000 in the three months ended June 30, 2017. Excluding discrete items in three months ended June 30, 2017 and 2016, there is an increase in the effective tax rate year over year for of approximately 11%. The increase in the effective tax rate for this period can be attributed to a lower estimated repair deduction and a lower tax deductible pension contribution in 2017 than in 2016. Partially offsetting this decrease was approximately $126,000 of Income Tax expense related to HVWC for the three months ended June 30, 2017.

Other Income (Deductions), Net of Taxes decreased for the three months ended June 30, 2017 by $593,000. The primary driver of this decrease was an increase in costs associated with corporate development and costs associated with the HVWC and Avon Water acquisitions. Additionally, the Company saw a decrease in net income from the Company’s Service and Rentals segment during the three months ended June 30, 2017.

Total Interest and Debt Expense increased by $344,000 in the three months ended June 30, 2017 when compared to the same period in 2016. Of this increase, approximately $38,000 was attributable to the acquisition of HVWC. The remaining increase was primarily due to higher debt balances outstanding at June 30, 2017 when compared to June 30, 2016.

Six months ended June 30
Net Income for the six months ended June 30, 2017 decreased from the same period in the prior year by $605,000 to $12,486,000. Earnings per basic average common share decreased by $0.08 to $1.11 during the six months ended June 30, 2017.

This decrease in Net Income is broken down by business segment as follows (in thousands):

Business Segment	June 30, 2017	June 30, 2016	Increase/(Decrease)
Water Operations	$11,863	$12,290	$(427)
Real Estate Transactions	33	—	33
Services and Rentals	590	801	(211)
Total	$12,486	$13,091	$(605)

The Net Income from Water Operations for the six months ended June 30, 2017 and 2016 were impacted positively by a partial reversal of previously established tax provisions and a non-recurring expense reduction, respectively. During the six months ended June 30, 2017, new information caused the Company to undertake a review of its provision recorded associated with the repair deduction. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000 in the first quarter of 2017. During the Company’s review of the position through the quarter ended June 30, 2017, the impact of new information on Connecticut Water caused management to reassess the previously recorded provision. The reassessment resulted in the reversal of a portion of the provision in the amount of $2,445,000, for a total reversal of $3,609,000 during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company reversed incorrectly recorded mark-to-market expense as an out-of-period adjustment resulting in a one-time benefit (reduction)

of approximately $2.6 million in Operation and Maintenance expense. Approximately $1.6 million of the out of period adjustment pertained to years prior to 2016, with the remaining $1.0 million related to the first quarter of 2016.

Revenue

Revenue from our regulated customers increased by $2,758,000, or 5.8%, to $50,365,000 for the six months ended June 30, 2017 when compared to the same period in 2016. Approximately $1,354,000 of the increase in revenues was related to the acquisition of HVWC on February 27, 2017. The primary driver for the remaining $1,404,000 increase was due to the higher WISC and WICA surcharges in Maine and Connecticut, respectively, during the six months ended June 30, 2017.

Operation and Maintenance Expense

O&M expense increased by $2,733,000, or 13.6%, for the six months ended June 30, 2017 when compared to the same period of 2016, including O&M expense incurred after the acquisition of HVWC on February 27, 2017 which contributed $570,000 of incremental O&M expense during the period. The following table presents the components of O&M expense for the six months ended June 30, 2017 and 2016, both including and excluding the impact of the HVWC acquisition (in thousands):

Expense Components	June 30, 2017	June 30, 2016	Increase / (Decrease)	HVWC O&M	Adjusted Increase/(Decrease)
Mark-to-market	$(32)	$(1,393)	$1,361	$—	$1,361
Outside services	1,639	1,400	239	64	175
Payroll	8,098	7,718	380	206	174
Maintenance	1,715	1,528	187	80	107
Purchased water	757	664	93	1	92
Utility costs	2,041	1,871	170	81	89
Vehicles	872	780	92	15	77
Property and liability insurance	759	719	40	12	28
Other benefits	774	754	20	2	18
Medical	1,375	1,375	—	10	(10)
Pension	1,461	1,541	(80)	—	(80)
Water treatment (including chemicals)	1,211	1,255	(44)	37	(81)
Customer	741	908	(167)	3	(170)
Other	1,451	1,009	442	59	383
Total	$22,862	$20,129	$2,733	$570	$2,163

The increase in O&M expenses excluding the incremental expense as a result of the acquisition of HVWC, was approximately $2,163,000, or approximately 10.7%, in the six months ended June 30, 2017 when compared to the same period in 2016.  The changes in individual items, excluding the impact of HVWC, are described below:

•
The increase in mark-to-market expense was related to an out-of-period adjustment made during the second quarter of 2016 related to stock-based performance awards previously granted to officers of the Company. Prior to the correction made in the second quarter of 2016, the Company had mistakenly marked certain stock-based performance awards classified as equity awards to the market price of the Company’s common stock price at the end of each reporting period;

•
The increase in Outside services was primarily due to higher legal fees, higher outside labor costs and an increase in the use of consultants during the six months ended June 30, 2017 when compared to the same period in 2016;

•	Payroll costs increased primarily due higher wages in the six months ended June 30, 2017 compared to the six months ended June 30, 2016;

•
Purchased water costs increased primarily due to an increase in the amount of water purchased from neighboring utilities, particularly in the Company’s Shoreline and Naugatuck Regions in Connecticut; and

•	Utility costs increased in the period primarily due to an increase in communication and electrical costs, partially offset by a decrease in fuel oil costs.

The increases described above were partially offset by the following decreases to O&M expense:

•
Customer costs decreased due to a reduction in uncollectible accounts, reduced costs associated with customer communications, and a decrease in outside collection efforts during the six months ended June 30, 2017 partially offset by costs associated with a new voluntary water conservation program that rewards customers for reducing their consumption by 10%;

•	Water treatment costs due to a decrease in the cost of chemicals used in the treatment process;

•
Pension costs decreased primarily due to the plan’s 2016 asset returns which were higher than expected and the Company’s $5.5 million contribution to the pension plan in the first half of 2016. The higher asset value led to a higher expected return component in the 2017 expense as well as a lower recognized gain/loss component. This decrease was partially offset by a decrease in the discount rate used in determining 2017 expense compared to the discount rate used to determine the 2016 expense; and

•	Medical costs decreased in the six months ended June 30, 2017 compared to the same period in 2016 primarily due to a reduction in medical claims filed by the Company’s employees and their families.

The Company saw an approximate $919,000, or 13.6%, increase in its Depreciation expense from the six months ended June 30, 2017 compared to the same period in 2016.  Of this increase, approximately $208,000 was attributable to the acquisition of HVWC. The remaining increase was primarily due to higher Utility Plant in Service as of June 30, 2017 compared to June 30, 2016 driven by the completion of a large treatment plant in Connecticut in the second quarter of 2017, the completion of the pipeline that serves UConn in the fourth quarter of 2016 and spending on WICA and WISC projects in Connecticut and Maine, respectively.

The Company recorded an Income Tax benefit of $814,000 in six months ended June 30, 2017 compared to $982,000 of expense in the same period of 2016. The primary reason for the change in the six months ended June 30, 2017 was the Company’s review of the provision recorded related to tangible property regulations through the quarter ended June 30, 2017. New information caused management to change its previously estimated reserve for uncertain tax positions related to the adoption of the tangible property regulation. This change in estimate resulted in the reversal of a portion of the provision in the amount of $3,609,000 in the six months ended June 30, 2017. Excluding discrete items in six months ended June 30, 2017 and 2016, there is an increase in the effective tax rate year over year of approximately 14%. The increase in the effective tax rate for this period can be attributed to a lower estimated repair deduction and a lower tax deductible pension contribution in 2017 than in 2016. Partially offsetting this decrease was approximately $180,000 of Income Tax expense related to HVWC for the six months ended June 30, 2017.

Other Income (Deductions), Net of Taxes decreased for the six months ended June 30, 2017 by $570,000. The primary driver of this decrease was an increase in costs associated with corporate development and costs associated with the HVWC and Avon Water acquisitions. Additionally, the Company saw a decrease in net income from the Company’s Service and Rentals segment during the six months ended June 30, 2017. Partially offsetting this decrease was a slight increase in AFUDC during the six months ended June 30, 2017 due primarily to the ongoing construction of a major treatment plant that went into service in Connecticut during 2017.

Total Interest and Debt Expense increased by $554,000 in the six months ended June 30, 2017 when compared to the same period in 2016. Of this increase, approximately $75,000 was attributable to the acquisition of HVWC. The remaining increase was primarily due to higher debt balances outstanding at June 30, 2017 when compared to June 30, 2016.

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

As of June 30, 2017, the Company maintained a $15.0 million line of credit agreement with CoBank, ACB (“CoBank”), that is currently scheduled to expire on July 1, 2020.  The Company maintained an additional line of credit of $45.0 million with Citizens Bank, N.A., with an expiration date of April 25, 2021.  As of June 30, 2017, the total lines of credit available to the Company were $60.0 million.  As of June 30, 2017 and December 31, 2016, the Company had $43.6 million and $33.0 million, respectively, of Interim Bank Loans Payable. As of June 30, 2017, the Company had $16.4 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

In April 2016, Connecticut Water filed an application with PURA to issue promissory notes in the aggregate principal amount of up to $49,930,000 with CoBank under its existing Master Loan Agreement by and between Connecticut Water and CoBank dated October 29, 2012, in order for Connecticut Water to redeem its $19,930,000 2009A Series of outstanding Water Facility Revenue Bonds previously issued by the Connecticut Development Authority (the “2009A Bonds”) and to provide $30,000,000 to partially fund its ongoing construction program. On June 1, 2016, Connecticut Water issued $30,000,000, at 4.36%, in debt under its existing Master Loan Agreement with CoBank, with a maturity date of May 20, 2036. On July 7, 2016, Connecticut Water issued $19,930,000, at 4.04%, in debt under its existing Master Loan Agreement with CoBank, with a maturity date of July 7, 2036. Connecticut Water used the proceeds to immediately pay off the $19,930,000 2009A Series of outstanding Water Facility Revenue Bonds.

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

On July 20, 2017, Connecticut Water filed an application with PURA to issue up to $35,000,000 in unsecured notes during the second half of 2017. Connecticut Water intends to use the $35,000,000 principal to repay amounts owed to the Company and to fund capital expenditures associated with the Connecticut Water’s ongoing construction program. The notes will be callable in whole or in part, subject to payment of a make-whole amount. The notes will have a bullet payment of the full principal amount due at maturity, unless they are prepaid in whole or in part prior to that maturity. Additionally, the notes will have fixed interest rates which will be based on current market rate at the time of the closing.

During the first six months of 2017, the Company paid approximately $534,000 related to Connecticut Water Service’s Term Note Payable issued as part of the 2012 acquisition of Maine Water, approximately $516,000 in sinking funds related to Maine Water’s outstanding bonds and approximately $54,000 in sinking funds related to HVWC’s bank loan.

Credit Rating

In March 2017, Standard & Poor’s Ratings Services (“S&P”) affirmed its ‘A’ corporate credit rating on the Company. Additionally, S&P also affirmed the Company’s ratings outlook as stable.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) for all registered shareholders and for the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company’s appointment of a new common stock transfer agent. During the six months ended June 30, 2017 and 2016, plan participants invested $692,000 and $852,000, respectively, in additional shares as part of the DRIP.

2017 Construction Budget

The Board of Directors approved a $55.4 million construction budget for 2017, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will use a combination of its internally generated funds, borrowing under its available lines of credit and proceeds from a debt issuance, discussed above, in the second half of 2017 to fund the construction budget.

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

Commitments and Contingencies

The Company adopted the Internal Revenue Service (“IRS”) temporary tangible property regulations on the Company’s 2012 Federal tax return. Since that time, the Company has been recording a provision for any possible disallowance of a portion of the repair deduction if the deductions were unable to be sustained on audit by the IRS. While the Company believes that the deductions taken on its tax returns are appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000 in the first quarter of 2017. During the Company’s review of its position through the quarter ended June 30, 2017, the impact of new information on Connecticut Water caused management to reassess the previously recorded provision. The reassessment resulted in the reversal of a portion of the provision in the amount of $2,445,000. For the six months ended June 30, 2017, the Company has recorded, as required by FASB ASC 740, a provision of $725,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $9.4 million in the prior year for a cumulative total of $6.6 million.

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

•	the amount of repair tax deductions and the Internal Revenue Service’s ultimate acceptance of the deduction methodology;

•	difficulties in achieving anticipated benefits or cost savings from our recently completed mergers; and

•	acquisition-related costs and synergies.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  As of June 30, 2017, the Company had $60.0 million of variable rate lines of credit with two banks, under which the Company had $43.6 million of interim bank loans payable at June 30, 2017.

As of June 30, 2017, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2017, other than changes resulting from the acquisition of HVWC discussed below, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II, Item 1A: Risk Factors

Information about the material risks related to our business, financial condition and results of operations for the six months ended June 30, 2017 does not materially differ from that set out under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the information provided elsewhere in this report. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company’s business operations, financial condition or operating results.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended June 30, 2017.

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

Connecticut Water Service, Inc. (Registrant)

Date:	August 8, 2017	By: /s/ David C. Benoit
David C. Benoit Senior Vice President – Finance and Chief Financial Officer

Date:	August 8, 2017	By: /s/ Robert J. Doffek
Robert J. Doffek Controller