Form 10-Q
period 2017-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 2017-11-08
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017 or

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
12,068,299
Number of shares of common stock outstanding, October 1, 2017
(Includes 225,864 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
September 30, 2017

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	September 30, 2017	December 31, 2016
Utility Plant	$905,437	$777,860
Construction Work in Progress	15,882	33,748
	921,319	811,608
Accumulated Provision for Depreciation	(237,581)	(210,212)
Net Utility Plant	683,738	601,396
Other Property and Investments	10,324	9,071
Cash and Cash Equivalents	8,274	1,564
Accounts Receivable (Less Allowance, 2017 - $1,223; 2016 - $1,100)	15,642	13,024
Accrued Unbilled Revenues	9,906	8,171
Materials and Supplies, at Average Cost	1,842	1,536
Prepayments and Other Current Assets	11,485	5,069
Total Current Assets	47,149	29,364
Unrecovered Income Taxes - Regulatory Asset	107,911	93,264
Pension Benefits - Regulatory Asset	11,025	12,266
Post-Retirement Benefits Other Than Pension - Regulatory Asset	86	265
Goodwill	66,979	30,427
Deferred Charges and Other Costs	12,164	8,449
Total Regulatory and Other Long-Term Assets	198,165	144,671
Total Assets	$939,376	$784,502
CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2017 - 12,068,299; 2016 - 11,248,458	$190,975	$145,739
Retained Earnings	104,091	91,213
Accumulated Other Comprehensive (Loss)	(661)	(924)
Common Stockholders’ Equity	294,405	236,028
Preferred Stock	772	772
Long-Term Debt	255,193	197,047
Total Capitalization	550,370	433,847
Current Portion of Long-Term Debt	7,950	4,859
Interim Bank Loans Payable	18,547	32,953
Accounts Payable and Accrued Expenses	8,585	13,116
Accrued Interest	1,564	1,012
Current Portion of Refund to Customers - Regulatory Liability	145	855
Other Current Liabilities	3,044	2,330
Total Current Liabilities	39,835	55,125
Advances for Construction	20,783	19,127
Deferred Federal and State Income Taxes	54,081	50,558
Unfunded Future Income Taxes	106,160	90,977
Long-Term Compensation Arrangements	32,343	33,540
Unamortized Investment Tax Credits	1,153	1,189
Refund to Customers - Regulatory Liability	—	108
Other Long-Term Liabilities	4,704	5,074
Total Long-Term Liabilities	219,224	200,573
Contributions in Aid of Construction	129,947	94,957
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$939,376	$784,502

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2017 and 2016
(Unaudited)
(In thousands, except per share amounts)

	2017	2016
Operating Revenues	$31,797	$29,477
Operating Expenses
Operation and Maintenance	12,133	11,495
Depreciation	4,283	3,449
Income Tax Expense	235	1,219
Taxes Other Than Income Taxes	2,822	2,535
Total Operating Expenses	19,473	18,698
Net Operating Revenues	12,324	10,779
Other Utility Income, Net of Taxes	264	160
Total Utility Operating Income	12,588	10,939
Other (Deductions) Income, Net of Taxes
Gain on Real Estate Transactions	—	2
Non-Water Sales Earnings	252	181
Allowance for Funds Used During Construction	101	330
Other	187	(136)
Total Other Income, Net of Taxes	540	377
Interest and Debt Expense
Interest on Long-Term Debt	2,230	2,064
Other Interest Income, Net	150	(315)
Amortization of Debt Expense and Premium, Net	32	32
Total Interest and Debt Expense	2,412	1,781
Net Income	10,716	9,535
Preferred Stock Dividend Requirement	10	10
Net Income Applicable to Common Stock	$10,706	$9,525
Weighted Average Common Shares Outstanding:
Basic	11,817	11,014
Diluted	12,041	11,233
Earnings Per Common Share:
Basic	$0.92	$0.86
Diluted	$0.90	$0.84
Dividends Per Common Share	$0.2975	$0.2825

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)
(In thousands, except per share amounts)

	2017	2016
Operating Revenues	$82,162	$77,084
Operating Expenses
Operation and Maintenance	34,995	31,624
Depreciation	11,959	10,206
Income Tax (Benefit) Expense	(579)	2,201
Taxes Other Than Income Taxes	7,904	7,222
Total Operating Expenses	54,279	51,253
Net Operating Revenues	27,883	25,831
Other Utility Income, Net of Taxes	619	503
Total Utility Operating Income	28,502	26,334
Other Income (Deductions), Net of Taxes
Gain on Real Estate Transactions	33	2
Non-Water Sales Earnings	842	982
Allowance for Funds Used During Construction	668	851
Other	(566)	(451)
Total Other Income, Net of Taxes	977	1,384
Interest and Debt Expense
Interest on Long-Term Debt	6,397	5,630
Other Interest Income, Net	(221)	(631)
Amortization of Debt Expense and Premium, Net	101	93
Total Interest and Debt Expense	6,277	5,092
Net Income	23,202	22,626
Preferred Stock Dividend Requirement	29	29
Net Income Applicable to Common Stock	$23,173	$22,597
Weighted Average Common Shares Outstanding:
Basic	11,436	11,004
Diluted	11,661	11,223
Earnings Per Common Share:
Basic	$2.03	$2.05
Diluted	$1.99	$2.01
Dividends Per Common Share	$0.8775	$0.8325

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2017 and 2016
(Unaudited)
(In thousands)

	2017	2016
Net Income	$10,716	$9,535
Other Comprehensive Income, net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(30) and $(25) in 2017 and 2016	48	39
Unrealized gain on investments, net of tax (expense) of $(17) and $(29) in 2017 and 2016	26	46
Other Comprehensive Income, net of tax	74	85
Comprehensive Income	$10,790	$9,620

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months September 30, 2017 and 2016
(Unaudited)
(In thousands)

	2017	2016
Net Income	$23,202	$22,626
Other Comprehensive Income, net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(91) and $(75) in 2017 and 2016	144	117
Unrealized gain on investments, net of tax (expense) of $(76) and $(21) in 2017 and 2016	119	33
Other Comprehensive Income, net of tax	263	150
Comprehensive Income	$23,465	$22,776

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended September 30, 2017 and 2016
(Unaudited)
(In thousands, except per share amounts)

	2017	2016
Balance at Beginning of Period	$96,975	$87,284
Net Income	10,716	9,535
	107,691	96,819
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	7	7
Common Stock - 2017 $0.2975 per share; 2016 $0.2825 per share	3,590	3,173
	3,600	3,183
Balance at End of Period	$104,091	$93,636

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Nine Months September 30, 2017 and 2016
(Unaudited)
(In thousands, except per share amounts)

	2017	2016
Balance at Beginning of Period	$91,213	$80,378
Net Income	23,202	22,626
	114,415	103,004
Dividends Declared:
Cumulative Preferred, Class A, $0.60 per share	9	9
Cumulative Preferred, Series $0.90, $0.675 per share	20	20
Common Stock - 2017 $0.8775 per share; 2016 $0.8325 per share	10,295	9,339
	10,324	9,368
Balance at End of Period	$104,091	$93,636

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)
(In thousands)

	2017	2016
Operating Activities:
Net Income	$23,202	$22,626
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by
Operating Activities:
Deferred Revenues	(5,283)	(2,688)
Provision for Deferred Income Taxes and Investment Tax Credits, Net	406	3,244
Allowance for Funds Used During Construction	(668)	(851)
Depreciation and Amortization (including $593 and $744 in 2017 and 2016, respectively, charged to other accounts)	12,552	10,950
Gain on Real Estate Transactions	(33)	(2)
Change in Assets and Liabilities:
Increase in Accounts Receivable and Accrued Unbilled Revenues	(3,155)	(4,699)
Increase in Prepaid Income Taxes and Prepayments and Other Current Assets	(6,038)	(4,270)
(Increase) Decrease in Other Non-Current Items	1,675	(2,908)
Decrease in Accounts Payable, Accrued Expenses and Other Current Liabilities	(2,760)	(511)
Total Adjustments	(3,304)	(1,735)
Net Cash and Cash Equivalents Provided by Operating Activities	19,898	20,891
Investing Activities:
Net Additions to Utility Plant Used	(36,986)	(47,470)
Cash portion of The Avon Water Company Acquisition	(6,134)	—
Proceeds from the Sale of Land	212	9
Cash Acquired	1,791	—
Release of Restricted Cash	—	846
Net Cash and Cash Equivalents Used in Investing Activities	(41,117)	(46,615)
Financing Activities:
Net Proceeds from Interim Bank Loans	16,047	21,837
Net Repayment of Interim Bank Loans	(32,953)	(16,085)
Proceeds from the Issuance of Long-Term Debt	55,000	49,930
Costs to Issue Long-Term Debt and Common Stock	(2)	(88)
Proceeds from Issuance of Common Stock	1,044	1,232
Repayment of Long-Term Debt Including Current Portion	(1,866)	(21,608)
Advances from Others for Construction	983	301
Cash Dividends Paid	(10,324)	(9,368)
Net Cash and Cash Equivalents Provided by Financing Activities	27,929	26,151
Net Increase in Cash and Cash Equivalents	6,710	427
Cash and Cash Equivalents at Beginning of Period	1,564	731
Cash and Cash Equivalents at End of Period	$8,274	$1,158
Non-Cash Investing and Financing Activities:
Stock-for-stock acquisition of The Heritage Village Water Company	$16,903	$—
Stock-for-stock acquisition of The Avon Water Company	$26,949	$—
Non-Cash Contributed Utility Plant	$2,349	$1,045
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$5,669	$4,410
State and Federal Income Taxes	$392	$295

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. (“CTWS” or the “Company”) and its wholly-owned subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Company’s primary operating subsidiaries are: The Connecticut Water Company (“Connecticut Water”), The Heritage Village Water Company (“HVWC”) and The Avon Water Company (“Avon Water”) in the State of Connecticut and The Maine Water Company (“Maine Water”) in the State of Maine. The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “10-K”) and as updated in the Company’s Quarterly Report on Forms 10-Q for the periods ending March 31, 2017 and June 30, 2017.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.  Effective February 27, 2017 and July 1, 2017, the Company acquired HVWC and Avon Water, respectively, discussed further in Note 11 below.  As a result, the Company’s Condensed Consolidated Balance Sheet at December 31, 2016, the Condensed Consolidated Statements of Net Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Retained Earnings for the three and nine months ended September 30, 2016 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 do not include HVWC or Avon Water.  The Condensed Consolidated Statements of Net Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements Retained Earnings for the three months ended September 30, 2017 and the Condensed Consolidated Statements of Net Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Retained Earnings and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 do include HVWC’s and Avon Water’s results for the periods the Company owned HVWC and Avon Water. HVWC’s and Avon Water’s assets and liabilities are included in the Condensed Consolidated Balance Sheet as of September 30, 2017.

As noted in Note 11 below, HVWC serves approximately 4,700 water customers in the Towns of Southbury, Middlebury, and Oxford, Connecticut and approximately 3,000 wastewater customers in the Town of Southbury, Connecticut. The results of the wastewater line of business are included in the Company’s Water Operations segment. Additionally, as noted in Note 11, Avon Water serves approximately 4,800 water customers in the Towns of Avon, Farmington, and Simsbury, Connecticut.

During the preparation of the Condensed Consolidated Financial Statements for the quarter ended June 30, 2016, the Company identified two errors related to the accounting treatment of stock based performance awards granted to officers of the Company. First, the Company had mistakenly classified all stock based performance awards as equity awards and, secondly, incorrectly marked those awards to the market price of the Company’s common stock price at the end of each reporting period. A portion of these awards should have been classified as liability awards and only those awards should have been marked-to-market based on the Company’s common stock price. During the second quarter of 2016, the Company reversed all of the incorrectly recorded mark-to-market expense as a cumulative out-of-period adjustment resulting in a one-time benefit of approximately $2.6 million on the Operation and Maintenance line item on its Condensed Consolidated Statements of Income for the three months ended June 30, 2016. Approximately $1.6 million of the out of period adjustment pertained to years prior to 2016, with the remaining $1.0 million related to the first quarter of 2016. Additionally, the Company decreased its Common Stock Without Par Value and increased its Long-Term Compensation Arrangement line items on the Condensed Consolidated Balance Sheet as of June 30, 2016 by approximately $0.6 million to reflect both the awards that should have been classified as liability awards and their corresponding mark-to-market adjustments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Regulatory Matters

The rates we charge our water customers in Connecticut and Maine are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”), respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective September 30, 2017, were 9.75% and 7.32%, respectively. HVWC’s blended water and wastewater allowed return on equity and return on rate base, effective September 30, 2017, were 10.10% and 7.19%, respectively. Avon Water’s allowed return on equity and return on rate base, effective September 30, 2017, were 10.00% and 7.79%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective September 30, 2017, were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Each of Connecticut Water, HVWC, Avon Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain costs associated with approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments, in Connecticut, as discussed in more detail below. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of September 30, 2017, however, HVWC, as authorized by PURA, began to utilize Water Revenue Adjustments as of March 31, 2017.

Maine Water Land Sale
On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,300 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million.  The land had a book value of approximately $600,000 at September 30, 2017 and December 31, 2016 and is included in “Utility Plant” on the Company’s “Condensed Consolidated Balance Sheets”. The easements and purchase prices are as follows:

1.Ragged Mountain Mirror Lake Conservation Easement: $1,875,000; and
2.Grassy Pond Conservation Easement: $600,000.

On October 13, 2017, an amendment to the agreement was made to extend closing of the first transaction to June 30, 2018, from December 31, 2017. This is also expected to extend the second closing into 2020.  Maine Water will make a $200,000 contribution to the Land Trust upon completion of the closing of the first easement sale.  Maine Water also expects to claim a charitable deduction for the $600,000 in excess of the fair market value of the second easement over the $600,000 sale price.

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was 8.25% and 3.04% at September 30, 2017 and 2016, respectively. On July 26, 2017, Connecticut Water filed a WICA application with the PURA requesting a 1.56% surcharge to customers’ bills, representing approximately $8.2 million in WICA related projects. On September 20, 2017, PURA approved the Company’s filing. Effective October 1, 2017, Connecticut Water’s cumulative WICA surcharge was 9.81%. As of September 30, 2017, Avon Water’s WICA surcharge was 8.09%. As of September 30, 2017, HVWC has not filed for a WICA surcharge.

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

Connecticut Water and HVWC’s allowed revenues for the nine months ended September 30, 2017, as approved by PURA during each company’s most recent general rate case and including subsequently approved WICA surcharges, are approximately $62.3 million. Through normal billing for the nine months ended September 30, 2017, revenue for Connecticut Water and HVWC would have been approximately $56.8 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $5.5 million in additional revenue for the nine months ended September 30, 2017. Avon Water does not currently use the WRA mechanism.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 6.47% and 4.08% as of September 30, 2017 and 2016, respectively.

On June 29, 2017, Maine Water filed for a rate increase in its Biddeford and Saco division. The rate request is for an approximate $1.6 million, or 25.1%, increase in revenues. The rate request is to recover higher operating expenses, depreciation and property taxes since Biddeford and Saco’s last rate increase in 2015. The Company expects a final decision to be issued by the MPUC in the fourth quarter of 2017 with new rates to be effective as of December 1, 2017.

A water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015. Maine Water is currently precluded from seeking new rates outside of the Biddeford and Saco division due to various agreements with the MPUC, but is evaluating how and when this new mechanism can be implemented in the future.

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and nine months ended September 30, 2017 and 2016.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30,	2017	2016	2017	2016
Service Cost	$482	$474	$1,446	$1,421
Interest Cost	800	803	2,400	2,409
Expected Return on Plan Assets	(1,073)	(1,020)	(3,218)	(3,060)
Amortization of:
Prior Service Cost	4	4	12	12
Net Recognized Loss	517	512	1,548	1,537
Net Periodic Benefit Cost	$730	$773	$2,188	$2,319

The Company made a total contribution of approximately $2,971,000 in 2017 for the 2016 plan year during the nine months ended September 30, 2017.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30,	2017	2016	2017	2016
Service Cost	$85	$94	$252	$282
Interest Cost	128	135	384	406
Expected Return on Plan Assets	(89)	(86)	(266)	(256)
Other	57	57	169	169
Amortization of:
Prior Service Credit	(46)	(100)	(136)	(300)
Recognized Net (Gain) Loss	(20)	8	(60)	27
Net Periodic Benefit Cost	$115	$108	$343	$328

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of stock awards):

Three months ended September 30,	2017	2016
Common Shares Outstanding End of Period	12,068,299	11,240,417
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	11,816,553	11,014,002
Diluted	12,041,432	11,233,375

Basic Earnings per Share	$0.92	$0.86
Dilutive Effect of Stock Awards	(0.02)	(0.02)
Diluted Earnings per Share	$0.90	$0.84

Nine months ended September 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	11,435,545	11,003,644
Diluted	11,660,674	11,222,588

Basic Earnings per Share	$2.03	$2.05
Dilutive Effect of Stock Awards	(0.04)	(0.04)
Diluted Earnings per Share	$1.99	$2.01

Total unrecognized compensation expense for all stock awards was approximately $0.2 million as of September 30, 2017 and will be recognized over a weighted average period of 1.3 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Recently Adopted and New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“No. 2014-09”) which amends its guidance related to revenue recognition. ASU No. 2014-09 requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. ASU No. 2014-09 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, however early adoption is not permitted. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of ASU No. 2014-09, making ASU No. 2014-09 effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has been engaged in a project to analyze the impact that adoption of this standard will have on our consolidated financial statements, disclosures, and internal controls. The project includes identification of the Company’s revenue streams, creation of an inventory of its contracts with customers, evaluation of a representative sample of these contracts with respect to the new guidance and documentation of any required changes in reporting. The Company derives more than 90% of its revenue from regulated delivery of water to its retail customers. The majority of the remainder of the Company’s revenue is derived from contract operations and unregulated revenues generated from its Linebacker program. Certain of the identified revenue streams are judgmental in nature. The Company has determined that revenue generated from the attachment of telecommunications equipment to its facilities through leases with third parties is outside the scope of the new guidance. In 2017, the American Institute of Certified Public Accountants (AICPA) power and utility entities revenue recognition task force has determined that contributions in aid of construction are not in the scope of the new standard, and submitted its determination to the AICPA’s revenue recognition working group for approval. The Company does not believe that the impact of adoption of the new guidance will result in a material change in the measurement and timing of recognition of its revenues based on our current interpretations of the new guidance. The Company’s assessments are preliminary and subject to change pending completion of its review of the guidance and its impact on the Company’s contracts with customers. The Company has not made a final decision on the transition method, but currently anticipates using the modified retrospective approach when it implements the new guidance on January 1, 2018.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the three months ended September 30, 2017 and 2016 are as follows (in thousands):

Three months ended September 30, 2017	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$328	$(1,063)	$(735)
Other Comprehensive Income Before Reclassification	(2)	—	(2)
Amounts Reclassified from AOCI	28	48	76
Net current-period Other Comprehensive Income	26	48	74
Ending Balance	$354	$(1,015)	$(661)

Three months ended September 30, 2016	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$187	$(1,057)	$(870)
Other Comprehensive (Loss) Income Before Reclassification	46	—	46
Amounts Reclassified from AOCI	—	39	39
Net current-period Other Comprehensive (Loss) Income	46	39	85
Ending Balance	$233	$(1,018)	$(785)

Nine months ended September 30, 2017	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$235	$(1,159)	$(924)
Other Comprehensive Income Before Reclassification	83	—	83
Amounts Reclassified from AOCI	36	144	180
Net current-period Other Comprehensive Income	119	144	263
Ending Balance	$354	$(1,015)	$(661)

Nine months ended September 30, 2016	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$200	$(1,135)	$(935)
Other Comprehensive (Loss) Income Before Reclassification	23	—	23
Amounts Reclassified from AOCI	10	117	127
Net current-period Other Comprehensive (Loss) Income	33	117	150
Ending Balance	$233	$(1,018)	$(785)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statements of Income for the three months ended September 30, 2017 and 2016 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Three Months Ended September 30, 2017(a)	Amounts Reclassified from AOCI Three Months Ended September 30, 2016(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$47	$—	Other Income
Tax expense	(19)	—	Other Income
	28	—

Amortization of Recognized Net Gain from Defined Benefit Items	78	64	Other Income (b)
Tax expense	(30)	(25)	Other Income
	48	39

Total Reclassifications for the period, net of tax	$76	$39

Details about Other AOCI Components	Amounts Reclassified from AOCI Nine Months Ended September 30, 2017(a)	Amounts Reclassified from AOCI Nine Months Ended September 30, 2016(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$60	$17	Other Income
Tax expense	(24)	(7)	Other Income
	36	10

Amortization of Recognized Net Gain from Defined Benefit Items	235	192	Other Income (b)
Tax expense	(91)	(75)	Other Income
	144	117

Total Reclassifications for the period, net of tax	$180	$127

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Long-Term Debt

Long-Term Debt at September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

			2017	2016
4.09%	CTWS	Term Loan Note	$12,632	$13,437
4.15%	CTWS	CoBank Term Note Payable, Due 2037	15,000	—
Total CTWS			27,632	13,437
Var.	Connecticut Water	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	Connecticut Water	2004 Series A, Due 2028	5,000	5,000
Var.	Connecticut Water	2004 Series B, Due 2028	4,550	4,550
5.00%	Connecticut Water	2011 A Series, Due 2021	22,969	23,115
3.16%	Connecticut Water	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	Connecticut Water	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	Connecticut Water	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	Connecticut Water	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	Connecticut Water	CoBank Note Payable, Due 2033	14,550	14,550
4.36%	Connecticut Water	CoBank Note Payable, Due May 2036	30,000	30,000
4.04%	Connecticut Water	CoBank Note Payable, Due July 2036	19,930	19,930
3.53%	Connecticut Water	NY Life Senior Note, Due September 2037	35,000	—
Total Connecticut Water			199,109	164,255
4.75%	HVWC	2011 Farmington Bank Loan, Due 2034	4,504	—
3.05%	Avon Water	Mortgage Note Payable, due 2033	3,343	—
8.95%	Maine Water	1994 Series G, Due 2024	7,200	7,200
2.68%	Maine Water	1999 Series J, Due 2019	170	254
0.00%	Maine Water	2001 Series K, Due 2031	574	615
2.58%	Maine Water	2002 Series L, Due 2022	60	67
1.53%	Maine Water	2003 Series M, Due 2023	321	341
1.73%	Maine Water	2004 Series N, Due 2024	341	371
0.00%	Maine Water	2004 Series O, Due 2034	113	120
1.76%	Maine Water	2006 Series P, Due 2026	361	391
1.57%	Maine Water	2009 Series R, Due 2029	207	217
0.00%	Maine Water	2009 Series S, Due 2029	538	583
0.00%	Maine Water	2009 Series T, Due 2029	1,509	1,634
0.00%	Maine Water	2012 Series U, Due 2042	148	154
1.00%	Maine Water	2013 Series V, Due 2033	1,310	1,335
2.52%	Maine Water	CoBank Note Payable, Due 2017	1,965	1,965
4.24%	Maine Water	CoBank Note Payable, Due 2024	4,500	4,500
4.18%	Maine Water	CoBank Note Payable, Due 2026	5,000	—
7.72%	Maine Water	Series L, Due 2018	2,250	2,250
2.40%	Maine Water	Series N, Due 2022	1,026	1,101
1.86%	Maine Water	Series O, Due 2025	750	790
2.23%	Maine Water	Series P, Due 2028	1,264	1,294
0.01%	Maine Water	Series Q, Due 2035	1,678	1,771
1.00%	Maine Water	Series R, Due 2025	2,010	2,250
Various	Maine Water	Various Capital Leases	3	8
Total Maine Water			33,298	29,211
Add: Acquisition Fair Value Adjustment			196	321
Less: Current Portion			(7,950)	(4,859)
Less: Unamortized Debt Issuance Expense			(4,939)	(5,318)
Total Long-Term Debt			$255,193	$197,047

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

On August 28, 2017, the Company executed and delivered to CoBank a new Promissory Note and Supplement (2017 Single Advance Term Loan) (the “2017 Promissory Note”). On the terms and subject to the conditions set forth in the 2017 Promissory Note issued pursuant to the Company’s Master Loan Agreement, CoBank agreed to make a term loan (the “Loan”) to the Company in the principal amount of $15,000,000. Under the 2017 Promissory Note, the Company will pay interest on the Loan at a fixed rate of 4.15% per year through August 20, 2037, the maturity date of the Loan.

On September 28, 2017, Connecticut Water completed the issuance of $35,000,000 aggregate principal amount of its 3.53% unsecured Senior Notes due September 25, 2037 (the “Senior Notes”). The Senior Notes were issued pursuant to the Note Purchase Agreement dated as of September 28, 2017 (the “Purchase Agreement”) between and among Connecticut Water, NYL Investors, LLC (“NY Life”), as agent, and the Purchasers listed in the Purchaser Schedule attached to the Purchase Agreement, in a private placement financing exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds of the sale of the Senior Notes will be used by Connecticut Water to repay loans from the Company the proceeds of which were used for capital expenditure projects by Connecticut Water. The Senior Notes bear interest at the rate of 3.53% per annum, payable semi-annually on March 27 and September 27 of each year commencing on March 27, 2018. The principal amount of the Senior Notes, if not previously paid, shall be due on September 25, 2037. The Senior Notes are callable in whole or in part, subject to a make-whole amount.

During the first nine months of 2017, the Company paid approximately $805,000 related to Connecticut Water Service’s Term Note Payable issued as part of the 2012 acquisition of Maine Water, approximately $913,000 in sinking funds related to Maine Water’s outstanding bonds, approximately $95,000 in sinking funds related to HVWC’s bank loan and $53,000 related to Avon Water’s mortgage note payable.

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company and its subsidiaries were in compliance with all covenants at September 30, 2017.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that the Company believes market participants would use.

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Money Market Fund	$69	$—	$—	$69
Mutual Funds:
Equity Funds (1)	1,991	—	—	1,991
Fixed Income Funds (2)	642	—	—	642
Total	$2,702	$—	$—	$2,702

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

Company Owned Life Insurance – The fair value of Company Owned Life Insurance is based on the cash surrender value of the contracts. These contracts are based principally on a referenced pool of investment funds that actively redeem shares and are observable and measurable and are presented on the “Other Property and Investments” line item of the Company’s Consolidated Balance Sheets. The value of Company Owned Life Insurance at September 30, 2017 and December 31, 2016 was $3,351,000 and $3,075,000, respectively.

Long-Term Debt – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of September 30, 2017 and December 31, 2016, the estimated fair value of the Company’s long-term debt was $276,706,000 and $210,463,000, respectively, as compared to the carrying amounts of $260,132,000 and $202,365,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is a benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

Advances for Construction – Customer advances for construction had a carrying amount of $20,783,000 and $19,127,000 at September 30, 2017 and December 31, 2016, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

The Company operates principally in three business segments: Water Operations, Real Estate Transactions, and Services and Rentals. Financial data for the segments is as follows (in thousands):

Three months ended September 30, 2017
Segment	Revenues	Pre-Tax Income	Income Tax Expense (Benefit)	Net Income
Water Operations	$32,252	$10,500	$36	$10,464
Real Estate Transactions	—	—	—	—
Services and Rentals	1,256	465	213	252
Total	$33,508	$10,965	$249	$10,716

Three months ended September 30, 2016
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Operations	$29,791	$10,529	$1,177	$9,352
Real Estate Transactions	8	4	2	2
Services and Rentals	1,419	573	392	181
Total	$31,218	$11,106	$1,571	$9,535

Nine months ended September 30, 2017
Segment	Revenues	Pre-Tax Income	Income Tax Expense (Benefit)	Net Income
Water Operations	$83,258	$21,112	$(1,215)	$22,327
Real Estate Transactions	212	55	22	33
Services and Rentals	3,745	1,461	619	842
Total	$87,215	$22,628	$(574)	$23,202

Nine months ended September 30, 2016
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Operations	$78,022	$23,652	$2,010	$21,642
Real Estate Transactions	8	4	2	2
Services and Rentals	3,862	1,673	691	982
Total	$81,892	$25,329	$2,703	$22,626

The revenues shown in Water Operations above consisted of revenues from water customers of $31,199,000 and $29,477,000 for the three months ended September 30, 2017 and 2016, respectively, and wastewater revenues of $598,000 for the three months ended September 30, 2017. There were no wastewater revenues in 2016. Additionally, there were revenues associated with utility plant leased to others of $455,000 and $314,000 for the three months ended September 30, 2017 and 2016, respectively. The revenues from water and wastewater customers for the three months ended September 30, 2017 and 2016 include $1,989,000 and $81,000 in additional revenues related to the application of the WRA, respectively. The revenues shown in Water Operations above consisted of revenues from water customers of $80,843,000 and $77,084,000 for the nine months ended September 30, 2017 and 2016, respectively, and wastewater revenues of $1,319,000 for the nine months ended September 30, 2017. There were no wastewater revenues in 2016. Additionally, there were revenues associated with utility plant leased to others of $1,096,000 and $938,000 for the nine months ended September 30, 2017 and 2016, respectively. The revenues from water and wastewater customers for the nine months ended September 30, 2017 and 2016 include $5,542,000 and $2,867,000 in additional revenues related to the application of the WRA, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets by segment (in thousands):

	September 30, 2017	December 31, 2016
Total Plant and Other Investments:
Water Operations	$693,037	$609,508
Non-Water	1,025	959
	694,062	610,467
Other Assets:
Water Operations	237,224	171,674
Non-Water	8,090	2,361
	245,314	174,035
Total Assets	$939,376	$784,502

9.	Income Taxes

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

The Company adopted the Internal Revenue Service (“IRS”) temporary tangible property regulations on the Company’s 2012 Federal tax return. Since that time, the Company has been recording a provision for any possible disallowance of a portion of the repair deduction if the deductions were unable to be sustained on audit by the IRS. While the Company believes that the deductions taken on its tax returns are appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000 in the first quarter of 2017. During the Company’s review of its position through the quarter ended June 30, 2017, the impact of new information on Connecticut Water caused management to reassess the previously recorded provision. The reassessment resulted in the reversal of a portion of the provision in the amount of $2,445,000. During the quarter ending September 30, 2017, the portion of the provision related to the tax year ending December 31, 2013, in the amount of $810,000, was reversed due to statute expiration. For the nine months ended September 30, 2017, the Company has recorded, as required by FASB ASC 740, a provision of $1,085,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $9.4 million in the prior year for a cumulative total of $6.1 million.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company’s Condensed Consolidated Statements of Income.  There were no such charges for the nine months ended September 30, 2017 and 2016.  Additionally, there were no accruals relating to interest or penalties as of September 30, 2017 and December 31, 2016.  The Company remains subject to examination by federal tax authorities for the 2014 through 2016 tax years; the State of Maine’s tax authorities for the 2014 through 2016 tax years; and the State of Connecticut’s tax authorities for the 2014 through 2016 tax years. On April 26, 2017, Avon Water was notified by the IRS that its stand-alone Federal tax filing for 2015 was selected to be reviewed beginning in the second quarter of 2017.  The Company believes that the deductions taken on Avon Water’s tax return are appropriate, therefore no provision was recorded during the quarter ended September 30, 2017 as required by FASB ASC 740.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2017 Federal Tax Return to be filed in September 2018.  As a result, through the third quarter of 2017, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2017 and has reflected that deduction in its effective tax rate, net of any reserves.  Consistent with other differences between book and tax expenditures, the Company is required to use the flow-through method to account for any timing differences not required by the IRS to be normalized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s effective income tax rate for the three months ended September 30, 2017 and 2016 was 2.3% and 14.1%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the three months ended September 30, 2017 and 2016, was 0.1% and 7.0%, respectively. In 2017, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut and a change in estimate of prior year tax expense. In 2016, these discrete items include adjustments related to uncertain tax positions for the repair deduction in both Connecticut and Maine and a change in estimate of prior year tax expense. Excluding discrete items, there was a decrease in the effective tax rate year over year for the three month period of approximately 7%. The decrease in the effective tax rate for this period can be attributed to a higher tax deductible pension contribution in 2017 than in 2016, offset partially by a lower estimated repair deduction in 2017 than in 2016. The blended Federal and State statutory income tax rates during each period were 41%. The Company’s effective income tax rate for the nine months ended September 30, 2017 and 2016 was (2.5)% and 10.7%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the nine months ended September 30, 2017 and 2016, was 9.2% and 4.0%, respectively. In 2017, these discrete items include adjustments related to uncertain tax positions for the repair deduction in both Connecticut and Maine. In 2016, these discrete items include adjustments related to uncertain tax positions for the repair deduction in both Connecticut and Maine and a change in estimate of prior year tax expense. Excluding discrete items, there was an increase in the effective tax rate year over year for the nine month period of approximately 5%. The increase in the effective tax rate for this period can be attributed to a lower estimated repair deduction in 2017 than in 2016, offset partially by a higher tax deductible pension contribution in 2017 when compared to 2016. The blended Federal and State statutory income tax rates during each period were 41%. In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations.

10.	Lines of Credit

As of September 30, 2017, the Company maintained a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2020.  The Company maintained an additional line of credit of $45.0 million with Citizens Bank, N.A., with an expiration date of April 25, 2021.  Additionally, Avon Water maintains a $3.0 million line of credit with Northwest Community Bank, with an expiration date of September 30, 2018. As of September 30, 2017, the total lines of credit available to the Company were $63.0 million.  As of September 30, 2017 and December 31, 2016, the Company had $18.5 million and $33.0 million, respectively, of Interim Bank Loans Payable. As of September 30, 2017, the Company had $44.5 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

11.    Acquisition

The Heritage Village Water Company Acquisition
As previously reported, on May 10, 2016, the Company announced that it had reached an agreement to acquire HVWC, pending a vote of HVWC shareholders, approval by PURA and MPUC and the satisfaction of other various closing conditions, pursuant to the terms of Agreement and Plan of Merger dated May 10, 2016 between and among HVWC, the Company, and HAC, Inc., the Company’s wholly-owned Connecticut subsidiary (the “Merger Agreement”). HVWC serves approximately 4,700 water customers in the Towns of Southbury, Middlebury, and Oxford, Connecticut and approximately 3,000 wastewater customers in the Town of Southbury, Connecticut.

The acquisition was executed through a stock-for-stock merger transaction valued at approximately $16.9 million. Holders of HVWC common stock received shares of the Company’s common stock in a tax-free exchange. In addition, the transaction reflected a total enterprise value of HVWC of approximately $21.5 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Avon Water Company Acquisition
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

The transaction was completed through a stock-for-stock exchange where Avon Water shareholders received the Company’s common stock valued at approximately $26.9 million, in a tax-free exchange, and a cash payment of $6.1 million for a total payment to shareholders of $33.0 million. The transaction reflects a total enterprise value of approximately $39.1 million, with the $33.0 million paid to shareholders and the assumption by the Company of approximately $6.1 million of debt of Avon Water.

The Company is still in the process of finalizing the purchase price allocation of both HVWC and Avon Water as additional information becomes available. The following table summarizes the fair value of the HVWC assets acquired on February 27, 2017 and the Avon Water assets on July 1, 2017, the dates of the acquisitions (in thousands):

	HVWC	Avon Water
Net Utility Plant	$28,861	$28,330
Cash and Cash Equivalents	1,336	455
Accounts Receivable, net	345	376
Prepayments and Other Current Assets	63	247
Accrued Unbilled Revenues	—	467
Materials and Supplies, at Average Cost	200	151
Goodwill	12,618	23,935
Unrecovered Income Taxes - Regulatory Asset	—	4,662
Deferred Charges and Other Costs	343	799
Total Assets Acquired	$43,766	$59,422

Long-Term Debt, including current portion	$4,642	$3,345
Accounts Payable and Accrued Expenses	21	581
Interim Bank Loans Payable	—	2,500
Other Current Liabilities	228	35
Advances for Construction	1,897	1,537
Deferred Federal and State Income Taxes	1,623	1,803
Unfunded Future Income Taxes	—	4,662
Other Long-Term Liabilities	—	315
Total Liabilities Assumed	$8,411	$14,778

Contributions in Aid of Construction	18,452	11,560

Net Assets Acquired	$16,903	$33,084

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated fair values of the assets acquired and the liabilities assumed were determined based on the accounting guidance for fair value measurement under GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value analysis assumes the highest and best use of the assets by market participants. The allocation of the purchase price includes an adjustment to fair value related to the fair value of HVWC’s and Avon Water’s long term debt. The excess of the purchase price paid over the estimated fair value of the assets acquired and the liabilities assumed was recognized as goodwill, none of which is deductible for tax purposes. Goodwill recognized as part of the acquisitions of HVWC and Avon Water are a part of the Company’s Water Operations segment.

The following unaudited pro forma summary for the three and nine months ended September 30, 2017 presents information as if HVWC and Avon Water had each been acquired on January 1, 2016 and assumes that there were no other changes in our operations.  The following pro forma information does not necessarily reflect the actual results that would have occurred had the Company operated the businesses since January 1, 2016, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

Three months ended September 30,	2017	2016
Operating Revenues	$31,797	$32,058
Other Water Activities Revenues	455	356
Real Estate Revenues	—	8
Service and Rentals Revenues	1,256	1,435
Total Revenues	$33,508	$33,857

Net Income	$10,716	$10,333

Basic Earnings per Average Share Outstanding	$0.92	$0.88
Diluted Earnings per Average Share Outstanding	$0.90	$0.86

Nine months ended September 30,	2017	2016
Operating Revenues	$84,823	$83,490
Other Water Activities Revenues	1,179	1,060
Real Estate Revenues	212	8
Service and Rentals Revenues	3,754	3,912
Total Revenues	$89,968	$88,470

Net Income	$23,188	$23,888

Basic Earnings per Average Share Outstanding	$1.96	$2.03
Diluted Earnings per Average Share Outstanding	$1.92	$1.99

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the results of HVWC and Avon Water for the three months ended September 30, 2017 and from the dates of acquisition to September 30, 2017 (from February 27, 2017 for HVWC and July 1, 2017 for Avon Water) and is included in the Consolidated Statement of Income for the period (in thousands):

Three months ended September 30, 2017
Operating Revenues	$2,368
Other Water Activities Revenues	42
Real Estate Revenues	—
Service and Rentals Revenues	—
Total Revenues	$2,410

Net Income	$476

Basic Earnings per Average Share Outstanding	$0.04
Diluted Earnings per Average Share Outstanding	$0.04

Period ending September 30, 2017
Operating Revenues	$3,721
Other Water Activities Revenues	42
Real Estate Revenues	—
Service and Rentals Revenues	—
Total Revenues	$3,763

Net Income	$693

Basic Earnings per Average Share Outstanding	$0.06
Diluted Earnings per Average Share Outstanding	$0.06

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

Leadership Changes

On September 28, 2017, the Company announced that the Board of Directors accepted the resignation of Eric W. Thornburg, who has served as the Company’s President and Chief Executive Officer since early 2006 and as its Chairman since May 2007.

The Board of Directors unanimously appointed David C. Benoit, the Company’s Chief Financial Officer since 1996, to serve as the Interim President and CEO of the Company, its Connecticut operating subsidiaries and CEO of Maine Water. Richard Knowlton remains President of Maine Water. The Company is in the process of determining, and has therefore not yet finalized, the compensatory benefits to be provided to Mr. Benoit in connection with his service as Interim President and Chief Executive Officer.

The Board of Directors also elected Carol P. Wallace, the Company’s Lead Independent Director since 2013, to serve as Chairman of the Board of Directors of the Company.

Regulatory Matters

The rates we charge our water customers in Connecticut and Maine are established under the jurisdiction of and are approved by the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”), respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective September 30, 2017, were 9.75% and 7.32%, respectively. The Heritage Village Water Company’s (“HVWC”) blended water and wastewater allowed return on equity and return on rate base, effective September 30, 2017, were 10.10% and 7.19%, respectively. The Avon Water Company’s (“Avon Water”) allowed return on equity and return on rate base, effective September 30, 2017, were 10.00% and 7.79%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective September 30, 2017, were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Each of Connecticut Water, HVWC, Avon Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain costs associated with approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments, in Connecticut, as discussed in more detail below. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of September 30, 2017, however, HVWC, as authorized by PURA, began to utilize Water Revenue Adjustments as of March 31, 2017.

The Heritage Village Water Company Acquisition
As previously reported, on May 10, 2016, the Company announced that it had reached an agreement to acquire HVWC, pending a vote of HVWC shareholders, approval by PURA and MPUC and the satisfaction of other various closing conditions, pursuant to the terms of Agreement and Plan of Merger dated May 10, 2016 between and among HVWC, the Company, and HAC, Inc., the Company’s wholly-owned Connecticut subsidiary (the “Merger Agreement”). HVWC serves approximately 4,700 water customers in the Towns of Southbury, Middlebury, and Oxford, Connecticut and approximately 3,000 wastewater customers in the Town of Southbury, Connecticut.

The acquisition was executed through a stock-for-stock merger transaction valued at approximately $16.9 million. Holders of HVWC common stock received shares of the Company’s common stock in a tax-free exchange. In addition, the transaction reflected a total enterprise value of HVWC of approximately $21.5 million.

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

The Avon Water Company Acquisition
As previously reported, on October 12, 2016, the Company announced that it had reached an agreement to acquire Avon Water (“Avon Water”), pending a vote of Avon Water shareholders, approval by PURA and the MPUC and the satisfaction of other various closing conditions, pursuant to the terms of that certain Agreement and Plan of Merger dated October 11, 2016 as amended on March 29, 2017 between and among Avon Water, the Company, and WC-A I, Inc., the Company’s wholly-owned Connecticut subsidiary (the “Merger Agreement”). Avon Water serves approximately 4,800 customers in the Farmington Valley communities of Avon, Farmington, and Simsbury, Connecticut.

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

The transaction was completed through a stock-for-stock exchange where Avon Water shareholders received the Company’s common stock valued at approximately $26.9 million, in a tax-free exchange, and a cash payment of $6.1 million for a total payment to shareholders of $33.0 million. The transaction reflects a total enterprise value of approximately $39.1 million, with the $33.0 million paid to shareholders and the assumption by the Company of approximately $6.1 million of debt of Avon Water.

Maine Water Land Sale
On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,300 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million.  The land had a book value of approximately $600,000 at September 30, 2017 and December 31, 2016 and is included in “Utility Plant” on the Company’s “Condensed Consolidated Balance Sheets”. The easements and purchase prices are as follows:

1.Ragged Mountain Mirror Lake Conservation Easement: $1,875,000; and
2.Grassy Pond Conservation Easement: $600,000.

On October 13, 2017, an amendment to the agreement was made to extend closing of the first transaction to June 30, 2018, from December 31, 2017. This is also expected to extend the second closing into 2020.  Maine Water will make a $200,000 contribution to the Land Trust upon completion of the closing of the first easement sale.  Maine Water also expects to claim a charitable deduction for the $600,000 in excess of the fair market value of the second easement over the $600,000 sale price.

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was 8.25% and 3.04% at September 30, 2017 and 2016, respectively. On July 26, 2017, Connecticut Water filed a WICA application with the PURA requesting a 1.56% surcharge to customers’ bills, representing approximately $8.2 million in WICA related projects. On September 20, 2017, PURA approved the Company’s filing. Effective October 1, 2017, Connecticut Water’s cumulative WICA surcharge was 9.81%. As of September 30, 2017, Avon Water’s WICA surcharge was 8.09%. As of September 30, 2017, HVWC has not filed for a WICA surcharge.

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

Connecticut Water and HVWC’s allowed revenues for the nine months ended September 30, 2017, as approved by PURA during each company’s most recent general rate case and including subsequently approved WICA surcharges, are approximately $62.3 million. Through normal billing for the nine months ended September 30, 2017, revenue for Connecticut Water and HVWC would have been approximately $56.8 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $5.5 million in additional revenue for the nine months ended September 30, 2017. Avon Water does not currently use the WRA mechanism.

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 6.47% and 4.08% as of September 30, 2017 and 2016, respectively.

On June 29, 2017, Maine Water filed for a rate increase in its Biddeford and Saco division. The rate request is for an approximate $1.6 million, or 25.1%, increase in revenues. The rate request is to recover higher operating expenses, depreciation and property taxes since Biddeford and Saco’s last rate increase in 2015. The Company expects a final decision to be issued by the MPUC in the fourth quarter of 2017 with new rates to be effective as of December 1, 2017.

A water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015. Maine Water is currently precluded from seeking new rates outside of the Biddeford and Saco division due to various agreements with the MPUC, but is evaluating how and when this new mechanism can be implemented in the future.

Critical Accounting Policies and Estimates

The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the PURA and the MPUC, to which the Company’s regulated water utility subsidiaries are subject.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water. In Maine, water revenues can be dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels. This risk has been mitigated in Connecticut with the implementation of the WRA by Connecticut Water and HVWC. The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to control our operating costs, customer growth in the Company’s core regulated water utility businesses, growth in revenues attributable to non-water sales operations, availability and desirability of land no longer needed for water delivery for land sales, and the timing and adequacy of rate relief when requested, from time to time, by our regulated water companies.

The Company expects Net Income from its Water Operations segment to increase in 2017 over 2016 levels, primarily due to the accretive effects of the February 2017 HVWC acquisition and the Avon Water acquisition completed on July 1, 2017 and revenue increases resulting from increased surcharges related to WISC in Maine and WICA in Connecticut. As a result, the Company expects total Net Income and earnings per share to increase for the year-ended 2017 over 2016.

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

Results of Operations

Three months ended September 30
Net Income for the three months ended September 30, 2017 increased from the same period in the prior year by $1,181,000 to $10,716,000. Earnings per basic average common share were $0.92 and $0.86 during the three months ended September 30, 2017 and 2016, respectively.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	September 30, 2017	September 30, 2016	Increase/(Decrease)
Water Operations	$10,464	$9,352	$1,112
Real Estate Transactions	—	2	(2)
Services and Rentals	252	181	71
Total	$10,716	$9,535	$1,181

Revenue

Revenue from our regulated customers increased by $2,320,000, or 7.9%, to $31,797,000 for the three months ended September 30, 2017 when compared to the same period in 2016.  Approximately $2,368,000 of the increase in revenues was related to the acquisitions of HVWC and Avon Water on February 27, 2017 and July 1, 2017, respectively.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $638,000, or 5.6%, for the three months ended September 30, 2017 when compared to the same period of 2016, including O&M expense incurred after the acquisitions of HVWC and Avon Water which together contributed $977,000 of incremental O&M expense during the period. The following table presents the components of O&M expense for the three months ending September 30, 2017 and 2016, both including and excluding the impact of the HVWC and Avon Water acquisitions (in thousands):

Expense Components	September 30, 2017	September 30, 2016	Increase / (Decrease)	HVWC and Avon Water O&M	Adjusted Increase/(Decrease)
Other benefits	$70	$640	$(570)	$12	$(582)
Purchased water	490	616	(126)	16	(142)
Water treatment (including chemicals)	760	790	(30)	80	(110)
Pension	733	780	(47)	2	(49)
Utility costs	1,138	1,029	109	152	(43)
Payroll	4,229	3,893	336	358	(22)
Property and liability insurance	392	395	(3)	16	(19)
Customer	407	354	53	44	9
Investor relations	175	149	26	—	26
Maintenance	984	824	160	112	48
Medical	728	614	114	19	95
Outside services	1,012	838	174	74	100
Other	1,015	573	442	92	350
Total	$12,133	$11,495	$638	$977	$(339)

The decrease in O&M expenses excluding the incremental expense as a result of the acquisitions of HVWC and Avon Water, was approximately $339,000, or approximately 2.9%, in the three months ended September 30, 2017 when compared to the same period in 2016.  The changes in individual items, excluding the impact of HVWC and Avon Water, are described below:

•
The decrease in the Other benefits was primarily due to the resignation of the Company’s former Chief Executive Officer. As a result of his departure, the executive forfeited previously awarded performance stock awards that had not vested and, in the third quarter of 2017, the Company reversed the expense recognized in previous periods associated with those unvested awards;

•
Purchased water decreased in 2017 primarily due to the end of drought like conditions that persisted through much of 2016, causing the Company to purchase water from neighboring utilities to meet customer demand. As the drought conditions improved during 2017, the need to purchase water lessened;

•
Pension costs decreased primarily due to the plan’s 2016 asset returns which were higher than expected and the Company’s $5.5 million contribution to the pension plan in the first half of 2016. The higher asset value led to a higher expected return component in the 2017 expense as well as a lower recognized gain/loss component. This decrease was partially offset by a decrease in the discount rate used in determining 2017 expense compared to the discount rate used to determine the 2016 expense; and

•
Utility costs decreased primarily due to lower electricity costs during the third quarter of 2017 when compared to the same period of 2016. This decrease was partially offset by higher communication charges.

The decreases described above were partially offset by the following increases to O&M expense:

•	Outside services increased primarily as a result of increased auditing and consulting expenses in the third quarter of 2017 when compared to the third quarter of 2016;

•
Medical costs increased in the quarter ending September 30, 2017 compared to the quarter ending September 30, 2016 primarily due to an increase in costs associated with claims filed by employees and their families and the costs associated with the administration of the Company’s medical plans; and

•	Investor relations costs increased during the third quarter of 2017 as a result of increased transfer agent fees when compared to the third quarter of 2016.

The Company saw an approximate $834,000, or 24.2%, increase in its Depreciation expense for the three months ended September 30, 2017 compared to the same period in 2016.  Of this increase, approximately $419,000 was attributable to the acquisitions of HVWC and Avon Water. The remaining increase was primarily due to higher Utility Plant in Service as of September 30, 2017 compared to September 30, 2016, driven by the completion of a large treatment plant in Connecticut in the second quarter of 2017, the completion of the pipeline that serves the University of Connecticut in the fourth quarter of 2016 and continued spending on WICA and WISC projects in Connecticut and Maine, respectively.

The Company incurred $235,000 in above-the-line Income Tax expense in the three months ended September 30, 2017 compared to $1,219,000 in the same period of 2016. The primary reason for the change in the three months ended September 30, 2017 were discreet items related to adjustments to uncertain tax positions for the repair deduction in Connecticut and a change in estimate of prior year tax expense. In 2016, these discrete items include adjustments related to uncertain tax positions for the repair deduction in both Connecticut and Maine and a change in estimate of prior year tax expense. Excluding discrete items, there is a decrease in the effective tax rate year over year for the three month period of approximately 7%. The decrease in the effective tax rate for this period can be attributed to a higher tax deductible pension contribution in 2017 than in 2016, offset partially by a lower estimated repair deduction in 2017 than in 2016. Partially offsetting this decrease was approximately $261,000 of Income Tax expense related to HVWC and Avon Water for the three months ended September 30, 2017.

Other Income (Deductions), Net of Taxes increased for the three months ended September 30, 2017 by $163,000. The primary driver of this decrease was a decrease in costs associated with the HVWC and Avon Water acquisitions. Additionally, the Company saw an increase in net income from the Company’s Service and Rentals segment during the three months ended September 30, 2017.

Total Interest and Debt Expense increased by $631,000 in the three months ended September 30, 2017 when compared to the same period in 2016. Of this increase, approximately $105,000 was attributable to the acquisitions of HVWC and Avon Water. The remaining increase was primarily due to higher debt balances outstanding at September 30, 2017 when compared to September 30, 2016.

Nine months ended September 30
Net Income for the nine months ended September 30, 2017 increased from the same period in the prior year by $576,000 to $23,202,000. Earnings per basic average common share, however, decreased by $0.02 to $2.03 during the nine months ended September 30, 2017 due to the issuance of approximately 789,000 shares to acquire HVWC and Avon Water.

This decrease in Net Income is broken down by business segment as follows (in thousands):

Business Segment	September 30, 2017	September 30, 2016	Increase/(Decrease)
Water Operations	$22,327	$21,642	$685
Real Estate Transactions	33	2	31
Services and Rentals	842	982	(140)
Total	$23,202	$22,626	$576

The Net Income from Water Operations for the nine months ended September 30, 2017 and 2016 were impacted positively by a partial reversal of previously established tax provisions and a non-recurring expense reduction, respectively. During the nine months ended September 30, 2017, new information caused the Company to undertake a review of its provision recorded associated with the repair deduction. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000 in the first quarter of 2017. During the Company’s review of the position through the quarter ended June 30, 2017, the impact of new information on Connecticut Water caused management to reassess the previously recorded provision. The reassessment resulted in the reversal of a portion of the provision in the amount of $2,445,000. During the nine months ended September 30, 2017 an additional $810,000 was reversed due to statute expiration for a total reversal of $4,419,000 during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company reversed incorrectly recorded mark-to-market expense as an out-of-period adjustment resulting in a one-time benefit (reduction) of approximately $1.6 million in Operation and Maintenance expense.

Revenue

Revenue from our regulated customers increased by $5,078,000, or 6.6%, to $82,162,000 for the nine months ended September 30, 2017 when compared to the same period in 2016. Approximately $3,721,000 of the increase in revenues was related to the acquisitions of HVWC and Avon Water on February 27, 2017 and July 1, 2017, respectively. The primary driver for the remaining $1,357,000 increase was the use of the higher WISC and WICA surcharges in Maine and Connecticut, respectively, during the nine months ended September 30, 2017.

Operation and Maintenance Expense

O&M expense increased by $3,371,000, or 10.7%, for the nine months ended September 30, 2017 when compared to the same period of 2016, including O&M expense incurred after the acquisitions of HVWC and Avon Water on February 27, 2017 and July 1, 2017, respectively, which contributed $1,547,000 of incremental O&M expense during the period. The following table presents the components of O&M expense for the nine months ended September 30, 2017 and 2016, both including and excluding the impact of the HVWC and Avon Water acquisitions (in thousands):

Expense Components	September 30, 2017	September 30, 2016	Increase / (Decrease)	HVWC and Avon Water O&M	Adjusted Increase/(Decrease)
Mark-to-market	$33	$(1,495)	$1,528	$—	$1,528
Outside services	2,651	2,238	413	138	275
Maintenance	2,699	2,351	348	192	156
Payroll	12,327	11,612	715	564	151
Vehicles	1,266	1,132	134	23	111
Medical	2,103	1,989	114	28	86
Utility costs	3,179	2,899	280	233	47
Investor relations	629	608	21	—	21
Purchased water	1,247	1,281	(34)	17	(51)
Pension	2,194	2,322	(128)	2	(130)
Customer	1,148	1,263	(115)	47	(162)
Water treatment (including chemicals)	1,971	2,045	(74)	117	(191)
Other benefits	844	1,394	(550)	13	(563)
Other	2,704	1,985	719	173	546
Total	$34,995	$31,624	$3,371	$1,547	$1,824

The increase in O&M expenses excluding the incremental expense as a result of the acquisitions of HVWC and Avon Water, was approximately $1,824,000, or approximately 5.8%, in the nine months ended September 30, 2017 when compared to the same period in 2016.  The changes in individual items, excluding the impact of HVWC and Avon Water, are described below:

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

•
The increase in Outside services was primarily due to higher legal fees, higher outside labor costs and an increase in the use of consultants during the nine months ended September 30, 2017 when compared to the same period in 2016;

•	Payroll costs increased primarily due higher wages in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016;

•
Medical costs increased in the nine months ended ending September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase in costs associated with claims filed by employees and their families and the costs associated with the administration of the Company’s medical plans; and

•	Utility costs increased in the period primarily due to an increase in communication and electrical costs, partially offset by a decrease in fuel oil costs.

The increases described above were partially offset by the following decreases to O&M expense:

•
The decrease in the Other benefits was primarily due to the resignation of the Company’s former Chief Executive Officer. As a result of his departure, the executive forfeited previously awarded performance stock awards that had not vested and, in the third quarter of 2017, the Company reversed the expense recognized in previous periods associated with those unvested awards;

•	Water treatment costs due to a decrease in the cost of chemicals used in the treatment process;

•
Customer costs decreased due to a reduction in uncollectible accounts, reduced costs associated with customer communications, and a decrease in outside collection efforts during the nine months ended September 30, 2017 partially offset by costs associated with a new voluntary water conservation program that rewards customers for reducing their consumption by 10%;

•
Pension costs decreased primarily due to the plan’s 2016 asset returns which were higher than expected and the Company’s $5.5 million contribution to the pension plan in the first half of 2016. The higher asset value led to a higher expected return component in the 2017 expense as well as a lower recognized gain/loss component. This decrease was partially offset by a decrease in the discount rate used in determining 2017 expense compared to the discount rate used to determine the 2016 expense; and

•
Purchased water decreased in 2017 primarily due to the end of drought like conditions that persisted through much of 2016, causing the Company to purchase water from neighboring utilities to meet customer demand. As the drought conditions improved during 2017, the need to purchase water lessened.

The Company saw an approximate $1,753,000, or 17.2%, increase in its Depreciation expense from the nine months ended September 30, 2017 compared to the same period in 2016.  Of this increase, approximately $627,000 was attributable to the acquisitions of HVWC and Avon Water. The remaining increase was primarily due to higher Utility Plant in Service as of September 30, 2017 compared to September 30, 2016 driven by the completion of a large treatment plant in Connecticut in the second quarter of 2017, the completion of the pipeline that serves the University of Connecticut in the fourth quarter of 2016 and continued spending on WICA and WISC projects in Connecticut and Maine, respectively.

The Company recorded an above-the-line Income Tax benefit of $579,000 in nine months ended September 30, 2017 compared to $2,201,000 of an above-the-line expense in the same period of 2016. The primary reason for the change in the three months ended September 30, 2017 were discrete items including adjustments related to uncertain tax positions for the repair deduction in both Connecticut and Maine. In 2016, these discrete items include adjustments related to uncertain tax positions for the repair deduction in both Connecticut and Maine and a change in estimate of prior year tax expense. Excluding discrete items, there is an increase in the effective tax rate year over year for the nine month period of approximately 5%. The increase in the effective tax rate for this period can be attributed to a lower estimated repair deduction in 2017 than in 2016, offset partially by a higher tax deductible pension contribution in 2017 when compared to 2016. Partially offsetting this decrease was approximately $441,000 of Income Tax expense related to HVWC and Avon Water for the nine months ended September 30, 2017.

Other Income (Deductions), Net of Taxes decreased for the nine months ended September 30, 2017 by $407,000. The primary driver of this decrease was an increase in costs associated with corporate development and costs associated with the HVWC and Avon Water acquisitions. Additionally, the Company saw a decrease in net income from the Company’s Service and Rentals segment during the nine months ended September 30, 2017.

Total Interest and Debt Expense increased by $1,185,000 in the nine months ended September 30, 2017 when compared to the same period in 2016. Of this increase, approximately $179,000 was attributable to the acquisitions of HVWC and Avon Water. The remaining increase was primarily due to higher debt balances outstanding at September 30, 2017 when compared to September 30, 2016.

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

As of September 30, 2017, the Company maintained a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2020.  The Company maintained an additional line of credit of $45.0 million with Citizens Bank, N.A., with an expiration date of April 25, 2021.  Additionally, Avon Water maintains a $3.0 million line of credit with Northwest Community Bank, with an expiration date of September 30, 2018. As of September 30, 2017, the total lines of credit available to the Company were $63.0 million.  As of September 30, 2017 and December 31, 2016, the Company had $18.5 million and $33.0 million, respectively, of Interim Bank Loans Payable. As of September 30, 2017, the Company had $44.5 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

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

On January 10, 2017, Maine Water executed and delivered to CoBank a new Promissory Note and Single Advance Term Loan Supplement, dated January 10, 2017 (the “Third Promissory Note”). On the terms and subject to the conditions set forth in the Third Promissory Note issued pursuant to the Company’s Master Loan Agreement, CoBank agreed to make an unsecured loan (the “Loan”) to Maine Water in the principal amount of $5,000,000 at 4.18%, due December 30, 2026. The proceeds of the Loan will be used to finance new capital expenditures and refinance existing debt owed to the Company, incurred in connection with general water system improvements.

On August 28, 2017, the Company executed and delivered to CoBank a new Promissory Note and Supplement (2017 Single Advance Term Loan) (the “2017 Promissory Note”). On the terms and subject to the conditions set forth in the 2017 Promissory Note issued pursuant to the Agreement, CoBank agreed to make a term loan (the “Loan”) to the Company in the principal amount of $15,000,000. Under the 2017 Promissory Note, the Company will pay interest on the Loan at a fixed rate of 4.15% per year through August 20, 2037, the maturity date of the Loan.

On September 28, 2017, Connecticut Water completed the issuance of $35,000,000 aggregate principal amount of its 3.53% unsecured Senior Notes due September 25, 2037 (the “Senior Notes”). The Senior Notes were issued pursuant to the Note Purchase Agreement dated as of September 28, 2017 (the “Purchase Agreement”) between and among Connecticut Water, NYL Investors, LLC (“NY Life”), as agent, and the Purchasers listed in the Purchaser Schedule attached to the Purchase Agreement, in a private placement financing exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds of the sale of the Senior Notes will be used by Connecticut Water to repay loans from the Company the proceeds of which were used for capital expenditure projects by Connecticut Water. The Senior Notes bear interest at the rate of 3.53% per annum, payable semi-annually on March 27 and September 27 of each year commencing on March 27, 2018. The principal amount of the Senior Notes, if not previously paid, shall be due on September 25, 2037. The Senior Notes are callable in whole or in part, subject to a make-whole amount.

During the first nine months of 2017, the Company paid approximately $805,000 related to Connecticut Water Service’s Term Note Payable issued as part of the 2012 acquisition of Maine Water, approximately $913,000 in sinking funds related to Maine Water’s outstanding bonds, approximately $95,000 in sinking funds related to HVWC’s bank loan and $53,000 related to Avon Water’s mortgage note payable.

Credit Rating

In March 2017, Standard & Poor’s Ratings Services (“S&P”) affirmed its ‘A’ corporate credit rating on the Company. Additionally, S&P also affirmed the Company’s ratings outlook as stable.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) for all registered shareholders and for the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company’s appointment of a new common stock transfer agent. On August 11, 2017, the Board of Directors approved a Third Amended and Restated DRIP which expanded the class of participants to include any persons other than registered shareholders, customers and employees described above, upon an initial minimum purchase of $500. The DRIP was also amended to add 129,000 additional shares to the DRIP’s share reserve and to revise certain monthly and quarterly share purchase requirements. During the nine months ended September 30, 2017 and 2016, plan participants invested $1,044,000 and $1,232,000, respectively, in additional shares as part of the DRIP.

2017 Construction Budget

The Board of Directors approved a $55.4 million construction budget for 2017, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will use a combination of its internally generated funds, borrowing under its available lines of credit and proceeds from debt issuances, discussed above, in the second half of 2017 to fund the construction budget.

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

Commitments and Contingencies

The Company adopted the Internal Revenue Service (“IRS”) temporary tangible property regulations on the Company’s 2012 Federal tax return. Since that time, the Company has been recording a provision for any possible disallowance of a portion of the repair deduction if the deductions were unable to be sustained on audit by the IRS. While the Company believes that the deductions taken on its tax returns are appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000 in the first quarter of 2017. During the Company’s review of its position through the quarter ended June 30, 2017, the impact of new information on Connecticut Water caused management to reassess the previously recorded provision. The reassessment resulted in the reversal of a portion of the provision in the amount of $2,445,000. During the quarter ending September 30, 2017, the portion of the provision related to the tax year ending December 31, 2013, in the amount of $810,000, was reversed due to statute expiration. For the nine months ended September 30, 2017, the Company has recorded, as required by FASB ASC 740, a provision of $1,085,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $9.4 million in the prior year for a cumulative total of $6.1 million.

The Company remains subject to examination by federal tax authorities for the 2014 through 2016 tax years; the State of Maine’s tax authorities for the 2014 through 2016 tax years; and the State of Connecticut’s tax authorities for the 2014 through 2016 tax years. On April 26, 2017, Avon Water was notified by the IRS that its stand-alone Federal tax filing for 2015 was selected to be reviewed beginning in the second quarter of 2017.  The Company believes that the deductions taken on Avon Water’s tax return are appropriate, therefore no provision was recorded during the quarter ended September 30, 2017 as required by FASB ASC 740.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  As of September 30, 2017, the Company had $63.0 million of variable rate lines of credit with two banks, under which the Company had $18.5 million of interim bank loans payable at September 30, 2017.

As of September 30, 2017, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, other than changes resulting from the acquisitions of HVWC and Avon Water discussed below, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On February 27, 2017, the acquisition of HVWC closed. Additionally, on July 1, 2017, the acquisition of Avon Water closed. The Company is currently in the process of integrating HVWC’s and Avon Water’s operations, processes, and internal controls. See Note 11 to the consolidated financial statements in Part I, Item 1 for additional information relating to the acquisition.

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

Part II, Item 1A: Risk Factors

Information about the material risks related to our business, financial condition and results of operations for the nine months ended September 30, 2017 does not materially differ from that set out under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the information provided elsewhere in this report. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company’s business operations, financial condition or operating results.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended September 30, 2017.

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

10.1
Promissory Note and Supplement (2017 Single Advance Term Loan) between Connecticut Water Service, Inc. and CoBank, ACB, dated as of August 28, 2017 (filed as Exhibit 10.3 to Form 8-K filed on Aug. 30, 2017).

10.2	First Amendment to Master Loan Agreement between The Connecticut Water Company and CoBank, ACB, dated as of June 15, 2017 (filed as Exhibit 10.4 to Form 8-K filed on August 30, 2017).

10.3
Third Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan, amended and restated as of August 11, 2017 (filed as Exhibit 4 to Form S-3 Registration Statement filed on Sept. 8, 2017).

10.4
Note Purchase Agreement dated September 28, 2017 between and among The Connecticut Water Company, NYL Investors LLC, as agent, and the Purchasers listed therein (filed as Exhibit 4 to Form 8-K filed on Sept. 29, 2017).

10.5*	Amendment dated Oct. 13, 2017 to the Purchase and Sale Agreement The Maine Water Company and the Coastal Mountains Land Trust, dated March 10, 2016 (filed herewith).

31*	Rule 13a-14 Certification of David C. Benoit, Interim President and Chief Executive Officer.

32**	Certification of David C. Benoit, Interim President and Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)

Date:	November 8, 2017	By: /s/ David C. Benoit
David C. Benoit Interim President and Chief Executive Officer Chief Financial Officer, Treasurer and Senior Vice President – Finance

Date:	November 8, 2017	By: /s/ Robert J. Doffek
Robert J. Doffek Controller