Form 10-K
period 2017-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2018-03-15
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period to from

Commission File Number 0-8084
Connecticut Water Service, Inc.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0739839 (I.R.S. Employer Identification No.)

93 West Main Street, Clinton, CT (Address of principal executive office)	06413 (Zip Code)

Registrant’s telephone number, including area code (860) 669-8636
Registrant’s website:  www.ctwater.com

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class Common Stock, without par value	Name of each exchange on which registered The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12 (g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2017, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was $631,184,439 based on the closing sale price on such date as reported on the NASDAQ.

Number of shares of Common Stock, no par value, outstanding as of March 1, 2018 was 12,082,658, including 221,200 common stock equivalent shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Document is Incorporated

Definitive Proxy Statement, to be filed on or about April 6, 2018, for Annual Meeting of Shareholders to be held on May 10, 2018.	Part III

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

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•	the risks associated with the proposed merger between the Company and SJW Group and the anticipated timing of the merger;

•	changes in public utility regulations and policies;

•	changes in general economic, business, credit and financial market conditions;

•	changes in environmental conditions, including those that result in water use restrictions;

•	the determination of what qualifies for a repair expense tax deduction;

•	abnormal weather conditions;

•	increases in energy and fuel costs;

•	unfavorable changes to the federal and/or state tax codes;

•	significant changes in, or unanticipated, capital requirements;

•	significant changes in our credit rating or the market price of our common stock;

•	our ability to integrate businesses, technologies or services which we may acquire;

•	our ability to manage the expansion of our business;

•	the continuous and reliable operation of our information technology systems, including the impact of cyber security attacks or other cyber-related events;

•	the extent to which we are able to develop and market new and improved services;

•	the continued demand by telecommunication companies for antenna site leases on our property;

•	the effect of the loss of major customers;

•	our ability to retain the services of key personnel and to hire qualified personnel as we expand;

•	labor disputes;

•	increasing difficulties in obtaining insurance and increased cost of insurance;

•	cost overruns relating to improvements or the expansion of our operations;

•	increases in the costs of goods and services;

•	civil disturbance or terroristic threats or acts; and

•	changes in accounting pronouncements.

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

PART I

ITEM 1.  BUSINESS

The Company

The Registrant, Connecticut Water Service, Inc. (referred to as “the Company”, “we”, “us”, or “our”) was incorporated in 1974, with The Connecticut Water Company (“Connecticut Water”) as its largest subsidiary which was organized in 1956. Connecticut Water Service, Inc. is a non-operating holding company, whose income is derived from the earnings of its six wholly-owned subsidiary companies as of December 31, 2017.  In 2017, approximately 95% of the Company’s net income was attributable to water operations carried out within its four regulated water companies, Connecticut Water, The Heritage Village Water Company (“HVWC”), The Avon Water Company (“Avon Water”) and The Maine Water Company (“Maine Water”), together the “Regulated Companies”.  As of December 31, 2017, the Regulated Companies supplied water to 135,645 customers, representing a population of approximately 450,000, in 80 municipalities throughout Connecticut and Maine and more than 3,000 wastewater customers in Southbury, CT.  The Regulated Companies are subject to state regulation regarding financial issues, rates, and operating issues, and to various other state and federal regulatory agencies concerning water quality and environmental standards.

In addition to its Regulated Companies, the Company owns two active unregulated companies.  In 2017, these unregulated companies, together with real estate transactions within Connecticut Water, contributed the remaining 5% of the Company’s net income through real estate transactions as well as services and rentals.  The two active unregulated companies are Chester Realty, Inc., a real estate company in Connecticut; and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services.

Our mission centers on passionate employees delivering life sustaining, high quality water service to families and communities while providing a fair return to our shareholders.

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

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these documents will be made available free of charge through the “INVESTORS” section of the Company’s Internet website (www.ctwater.com) as soon as practicable after such material is electronically filed with, or furnished to, the SEC. The following documents are also available through the “INVESTORS” section of our website, under the “Governance” tab:

•	Board of Directors Code of Conduct

•	Compensation Committee Charter

•	Corporate Finance and Investments Committee Charter

•	Corporate Governance Committee Charter

•	Bylaws of Connecticut Water Service, Inc.

•	Employee Code of Conduct

•	Audit Committee Charter

Additionally, information concerning the Company’s 2018 Annual Meeting Materials (2017 Annual Report and 2018 Proxy Statement) can be found under the “INVESTORS” menu, under the “Investor Resources” tab when the Annual Meeting Materials are filed with the SEC on or about April 6, 2018.

Copies of each of the Company’s SEC filings (without exhibits) and corporate governance documents mentioned above will also be mailed to investors, upon request, by contacting the Company’s Corporate Secretary, Kristen A. Johnson, at Connecticut Water, 93 West Main Street, Clinton, CT 06413.

Proposed Merger with SJW Group

On March 14, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SJW Group, a Delaware corporation (“SJW”), and Hydro Sub, Inc., a Connecticut corporation and a direct wholly owned subsidiary of SJW (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of SJW (the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock (other than certain cancelled shares) will be converted into the right to receive 1.1375 shares of SJW common stock, the equivalent of $61.86 per share, or about $750 million in the aggregate, based on SJW’s closing stock price as of March 14, 2018, and the agreed upon exchange ratio.

The Board of Directors approved, adopted and declared advisable and resolved to recommend to the Company’s shareholders the approval of the Merger Agreement and the Merger following a comprehensive review of the transaction. The Merger is subject to certain customary closing conditions, including, among other things, approval of the Merger Agreement by the Company’s shareholders, approval of the issuance of SJW common stock in the Merger by SJW’s stockholders, and regulatory approvals (including the approval of PURA and MPUC). The Merger is expected to close by year-end 2018.

Our Regulated Companies

Our Regulated Companies are subject to seasonal fluctuations and weather variations.  The demand for water is generally greater during the warmer months than the cooler months due to customers’ incremental water consumption related to cooling systems and various outdoor uses such as private and public swimming pools and lawn sprinklers.  Demand will vary with rainfall and temperature levels from year to year and season to season, particularly during the warmer months. The financial risk associated with changes in demand was mitigated in the State of Connecticut due to the adoption of the Water Revenue Adjustment (“WRA”) by Connecticut Water in 2013 and by HVWC in 2017. Currently, Avon Water has not utilized the WRA.

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

Regulatory Matters

The rates we charge our water and waste water customers in Connecticut and Maine are established under the jurisdiction of and are approved by PURA and MPUC, respectively.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water’s allowed return on equity and return on rate base, effective as of December 31, 2017 were 9.75% and 7.32%, respectively. HVWC’s blended water and wastewater allowed return on equity and return on rate base, effective December 31, 2017, were 10.10% and 7.19%, respectively. Avon Water’s allowed return on equity and return on rate base, effective December 31, 2017, were 10.00% and 7.79%, respectively. Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2017 were 9.50% and 7.96%, respectively. PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Each of Connecticut Water, HVWC, Avon Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain costs associated with approved capital projects in between full rate cases, as well as approved surcharges for the WRA, in Connecticut, as discussed in more detail below. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of December 31, 2017, however, HVWC, as authorized by PURA, began to utilize the WRA as of March 31, 2017.

On January 3, 2018, PURA filed a motion to reopen the most recent rate case decisions for the Company’s Connecticut Regulated Companies to determine what, if any, adjustments to rates are appropriate to account for revisions to tax laws, including corporate tax rates, contained in the Tax Cuts and Jobs Act (“Tax Act”). As discussed below, Connecticut Water has entered into a settlement agreement with the state’s consumer advocate that covers treatment of the Tax Act. On January 11, 2018, the MPUC issued a notice of investigation to determine the impact of the Tax Act on Maine Water. The investigation will allow the MPUC to determine the specific impact of the Tax Act and whether any rate adjustments are warranted. Following discovery, a technical conference is scheduled for April 19, 2018. In addition to determining the impact of the Tax Act on the justness and reasonableness of Maine Water’s rates, the MPUC will consider whether to issue an accounting order to establish a regulatory liability which defers for future flow-through to ratepayers the impact of the tax changes.

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

The acquisition was executed through a stock-for-stock merger transaction valued at approximately $16.9 million. Holders of HVWC common stock received shares of the Company’s common stock in a tax-free exchange. In addition, the transaction reflected a total enterprise value of HVWC of approximately $21.5 million, with the $16.9 million paid to shareholders in a stock exchange and the assumption by the Company of approximately $4.6 million of debt held by HVWC at the time of the acquisition.

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

On February 10, 2017, Connecticut Water received regulatory approval from MPUC and on April 12, 2017, Connecticut Water received regulatory approval from PURA to proceed with the transaction. The shareholders of Avon Water voted to approve the acquisition at a special meeting of Avon Water’s shareholders held on June 16, 2017.

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

The transaction was completed through a stock-for-stock exchange where Avon Water shareholders received the Company’s common stock valued at approximately $26.9 million, in a tax-free exchange, and a cash payment of $6.1 million for a total payment to shareholders of $33.0 million. The transaction reflects a total enterprise value of approximately $39.1 million, with the $33.0 million paid to shareholders and the assumption by the Company of approximately $6.1 million of debt held by Avon Water at the time of acquisition.

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was 9.81%, 7.13% and 4.19% above base rates at December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, Avon Water’s WICA surcharge was 8.09%. As of December 31, 2017, HVWC has not filed for a WICA surcharge.

On February 6, 2018, Connecticut Water filed a petition with PURA to reopen Connecticut Water’s 2010 rate case (previously reopened in 2013) proceeding for the limited purpose of approving a Settlement Agreement entered into by Connecticut Water and the Connecticut Office of Consumer Counsel (“OCC”) (the “Agreement”). The Agreement contemplates a change in Connecticut Water’s customer rates effective for bills rendered on and after April 1, 2018 made up of the following two components: (1) the revenue requirements associated with a $36.3 million addition to rate base to reflect necessary upgrades to Connecticut Water’s Rockville Water Treatment Plant; and (2) the folding in to base rates of the Company’s present WICA surcharges. In addition, the Agreement provides that:

1.
Upon implementation of new rates under the Agreement, until such time as new rates are adopted in a general rate case, through a temporary modification of the earnings sharing mechanism, Connecticut Water customers will receive one hundred percent of any earnings in excess of levels allowed by law rather than limiting such customer credits to 50% as contemplated by applicable law;

2.	Connecticut Water agrees it will not file for a general increase of Connecticut Water’s base rates to be effective before January 1, 2020;

3.	The pending proceeding initiated by PURA in Docket No. 09-12-11RE03, Application of The Connecticut Water Company for Amended Rates – Federal Tax Cuts and Jobs Act shall be closed; and

4.
Connecticut Water shall continue to make investments in infrastructure replacement consistent with its approved WICA plan. Connecticut Water shall be allowed to continue to pursue recovery of eligible projects through WICA.

The Agreement provides that, if PURA does not fully approve the Agreement in its entirety, it shall be deemed withdrawn. Accordingly, the Agreement has no operative effect unless and until it is approved by PURA. Connecticut Water is not able to predict with certainty the ultimate timing of PURA’s final action on the Agreement. No assurance can be given that PURA will approve the Agreement and permit some or all of the terms contained in the Agreement requested by the parties. PURA has agreed to the request to reopen the rate proceeding. We expect a decision by the end of the second quarter of 2018 with provisions of the Agreement becoming effective soon thereafter.

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

Connecticut Water and HVWC’s allowed revenues for the year ended December 31, 2017, as approved by PURA during each company’s last general rate case and including subsequently approved WICA surcharges, were approximately $80.7 million. Through normal billing for the year ended December 31, 2017 operating revenue for Connecticut Water and HVWC would have been approximately $76.4 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $4.3 million in additional revenue for the year ended December 31, 2017. During the year ended December 31, 2016 and 2015, Connecticut Water recorded $1.1 million and $1.6 million, respectively, in additional revenue related to the WRA. Avon Water does not currently use the WRA mechanism.

Maine Rates
In Maine, the overall, approved cumulative Water Infrastructure Charge (“WISC”) for all of Maine Water’s divisions was 5.6%, 4.7% and 1.6% above base rates as of December 31, 2017, 2016, and 2015, respectively. Five pending WISC filings as of December 31, 2017 have since been approved in the first quarter of 2018, bringing the total to 6.9%. The WISC rates for the Biddeford and Saco division were reset to zero with the approval of the general rate increase discussed below.

On June 29, 2017, Maine Water filed for a rate increase in its Biddeford and Saco division. The rate request was for an approximate $1.6 million, or 25.1%, increase in revenues. The rate request is designed to recover higher operating expenses, depreciation and property taxes since Biddeford and Saco’s last rate increase in 2015. Maine Water and the Maine Office of the Public Advocate reached an agreement that increases annual revenue by $1.56 million. The agreement was approved by the MPUC on December 5, 2017, with new rates effective December 1, 2017.

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

A water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015. Maine Water is currently precluded from seeking new rates in the Biddeford and Saco division due to provisions in the settlement agreement with the MPUC. As the stay-out periods for other divisions expire, Maine Water expects to request usage of this mechanism as Maine Water file rate cases for those divisions.

Our Water Systems

As of December 31, 2017, our water infrastructure consisted of 77 noncontiguous water systems in the States of Connecticut and Maine.  Our system, in total, consists of approximately 2,300 miles of water main and reservoir storage capacity of 9.4 billion gallons.  The safe, dependable yield from our 249 active wells and 25 surface water supplies is approximately 185 million gallons per day.  Water sources vary among the individual systems, but overall approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells.

For the year-ended December 31, 2017, our Regulated Companies’ 135,645 customers consumed approximately 9.7 billion gallons of water, generating $107,054,000 in operating revenues.  We supply water, and in most cases, fire protection to all or portions of 80 towns throughout Connecticut and Maine.

The following table breaks down the above total figures by customer class as of December 31, 2017, 2016, and 2015:

	2017	2016	2015
Customers:
Residential	118,493	111,494	110,254
Commercial	9,386	8,626	8,569
Industrial	536	479	478
Public Authority	1,072	948	964
Fire Protection	3,178	2,876	2,815
Other (including non-metered accounts)	2,980	545	553
Total	135,645	124,968	123,633
Water Revenues (in thousands):
Residential	$62,831	$59,884	$58,439
Commercial	13,676	12,250	11,816
Industrial	3,196	3,176	3,229
Public Authority	3,845	3,510	3,193
Fire Protection	20,235	18,486	18,016
Other (including non-metered accounts)	3,271	1,361	1,348
Total	$107,054	$98,667	$96,041
Customer Water Consumption (millions of gallons):
Residential	6,408	6,583	6,551
Commercial	2,026	1,954	1,941
Industrial	711	724	777
Public Authority	575	539	503
Total	9,720	9,800	9,772

The Regulated Companies own various small, discrete parcels of land that are no longer required for water supply purposes.  At December 31, 2017, this land totaled over 600 acres.  Over the past several years, we have been disposing of these land parcels through sales and/or donations, primarily to towns and municipalities. For more information, please refer to Segments of Our Business below.

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

Employees

As of December 31, 2017, we employed a total of 294 people.  Our employees are not covered by collective bargaining agreements.

Executive Officers of the Registrant

The following is a list of the executive officers of the Company as of March 15, 2018:

Name	Age in 2018*	Offices	Period Held or Prior Position	Term of Office Expires
D. C. Benoit	61	President and Chief Executive Officer	Held current position or other executive position with the Company since April 1996	2018 Annual Meeting
R. J. Doffek	55	Chief Financial Officer, Treasurer and Controller	Held current position or other finance position with the Company since November 2015	2018 Annual Meeting
C. J. Patla	50	Vice President – Service Delivery	Held current position or other engineering position with the Company since June 1990	2018 Annual Meeting
M. P. Westbrook	59	Vice President – Customer and Regulatory Affairs	Held current position or other management position with the Company since September 1988	2018 Annual Meeting
K. A. Johnson	51	Vice President – Human Resources and Corporate Secretary	Held current position or other human resources position with the Company since May 2007	2018 Annual Meeting
R. L. Knowlton	59	Division President – The Maine Water Company	Vice President of Operations of The Maine Water Company (and its predecessor companies) since 1993	2018 Annual Meeting

* - Age shown is as of filing date of March 15, 2018.

For further information regarding the executive officers see the Company’s Proxy Statement to be filed on or about April 6, 2018.

Segments of Our Business

For management and financial reporting purposes we divide our business into three segments: Water Operations (our Regulated Companies), Real Estate Transactions (through either our regulated or unregulated companies), and Services and Rentals (our unregulated companies and certain unregulated transactions within Maine Water).

Water Operations – The Water Operations segment is comprised of our core regulated water operations to supply public drinking water and provide wastewater services to our customers.  This segment encompasses all transactions of our Regulated Companies with the exception of certain real estate transactions. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting” in the Company’s “Notes to the Consolidated Financial Statements”.

Real Estate Transactions – Our Real Estate Transactions segment involves the sale or donation for income tax benefits of our real estate holdings.  These transactions can be effected by any of our subsidiary companies.  Through land donations and sales in previous years, the Company earned tax credits to use in future years.  The Company is limited by time and the amount of taxable income when using these credits.  During 2015, the Company donated land associated with a previously sold land conservation easement in Connecticut and the sale of three small parcels of land in Maine. These transactions generated $349,000 in net income in the Real Estate segment. For the year ended December 31, 2016, the Company sold a small parcel of land and adjusted previously adjusted tax reserves related to previously completed land sales/donations resulting in a loss of $54,000. During 2017, the Company sold small parcels of land in Connecticut and Maine. These transactions generated $33,000 in net income in the Real Estate segment. Net income from the Real Estate Transactions segment is shown net in the “Other Income (Deductions), Net of Taxes” portion of the Company’s Consolidated Statements of Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting” in the Company’s “Notes to the Consolidated Financial Statements”.

A breakdown of the net income of this segment between our regulated and unregulated companies for the past three years is as follows:

	(Loss) Income from Real Estate Transactions
	Regulated	Unregulated	Total
2017	$33,000	$—	$33,000
2016	$(54,000)	$—	$(54,000)
2015	$349,000	$—	$349,000

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

Linebacker is an optional service line protection program offered by the Company to eligible residential customers through NEWUS in Connecticut and Maine Water in Maine covering the cost of repairs for leaking or broken water service lines which provide drinking water to a customer’s home.  For customers who enroll in this program, the Company will repair or replace a leaking or broken water service line, curb box, curb box cover, meter pit, meter pit cover, meter pit valve plus in-home water main shut off valve before the meter.  This was the fifth year that NEWUS has successfully offered expanded coverage to Connecticut Water customers for failure of in-home plumbing, sewer and septic drainage lines and implemented modified terms and conditions with limitations on certain coverages. As of December 31, 2017, NEWUS had approximately 20,000 customers enrolled in its Linebacker protection program and over 35% were enrolled in one of our expanded coverage plans. Depending on the coverage selected, Linebacker prices range between $85 and $185 per year for residential customers. The Company notified Connecticut’s Linebacker customers in February 2018 that their rates will be increasing to between $88 to $190, effective March 1, 2018. Maine Water offers basic service line protection under Linebacker to its customers at a rate of $85. As of December 31, 2017, Maine Water had approximately 2,500 customers enrolled in Linebacker.

Some of the services listed above have limited competition. However, the Company has seen competitors in the service line protection business begin to market to Connecticut Water and Maine Water customers. Additionally, there can be considerable competition for contract operations of large water and wastewater facilities and systems. The Company sought to develop a niche market by attaching our name to service line protection plans and by seeking to serve smaller facilities and systems in our service areas where there is less competition.  The Services and Rentals segment has provided between 5-8% of our overall net income in 2017, 2016, and 2015.  Net income generated by this segment of our business was $1,167,000, $1,219,000 and $1,394,000 for the years 2017, 2016, and 2015, respectively.

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

We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the price of our common stock.

As previously discussed, on March 14, 2018, the Company entered into the Merger Agreement with SJW and Merger Sub, a direct wholly owned subsidiary of SJW. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of SJW. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock (other than certain cancelled shares) will be converted into the right to receive 1.1375 shares of SJW common stock. The Merger is subject to the satisfaction of a number of conditions beyond our control, including approval of the Merger Agreement by the Company’s shareholders, approval of the issuance of SJW common stock in the Merger by SJW’s stockholders, regulatory approvals (including the approval of PURA and MPUC) and other customary closing conditions. There is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all. The conditions to the Merger could prevent or delay the completion of the Merger. In addition, the efforts to satisfy the closing conditions of the Merger, including the regulatory approval process, may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations and a disruption of our operations. Any significant diversion of management’s attention away from ongoing business and any difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition.

The Merger Agreement also contains certain customary termination rights, including the right for each of the Company and SJW to terminate the Merger Agreement if the Merger is not consummated by March 14, 2019 (or, in the event all closing conditions have been met other than certain regulatory approvals, June 14, 2019) or in the event of an uncured material breach of any representation, warranty, covenant or agreement such that the conditions to closing would not be satisfied. In addition, if the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee to SJW of $28.1 million or reimburse SJW’s expenses up to $5 million. If the proposed Merger is not completed or the Merger Agreement is terminated, the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without unexpected delays, which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.

Uncertainty about the effect of the Merger on employees, customers, vendors, communities and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers, vendors and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations and financial condition. In addition, the Merger Agreement restricts us from taking certain actions without SJW’s consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, buying or selling assets, making certain capital expenditures, refinancing or incurring additional indebtedness, entering into transactions or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions and uncertainties could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to lawsuits relating to the Merger, which may impact the timing of the closing of the Merger and adversely impact our business.

The Company and our directors and officers may be subject to lawsuits relating to the Merger. Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order preventing or otherwise prohibiting the consummation of the Merger shall have been issued by any court. Consequently, if any lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.

Because we incur significant capital expenditures annually, we depend on the rates we charge our customers, which are subject to regulation.

The water utility business is capital intensive. On an annual basis, we spend significant amounts of capital for additions to or replacement of property, plant and equipment. Our ability to maintain and meet our financial objectives is dependent upon the rates we charge our customers. These rates are subject to approval by PURA in Connecticut and the MPUC in Maine.  Our Regulated Companies are entitled to file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Once a rate increase petition is filed with the respective agency, the ensuing administrative and hearing process may be lengthy and costly.  We can provide no assurances that any future rate increase requests will be approved by each agency; and, if approved, we cannot guarantee that any such rate increase requests will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.  Additionally, a regulatory agency may rule that a company must reduce its rates.

Under a 2007 Connecticut law, PURA authorizes regulated water companies to use a rate adjustment mechanism, known as WICA, for eligible projects completed and in service for the benefit of the customers.  During 2013, the Maine Legislature enacted a law that allows Maine Water for expedited recovery of investments in water systems infrastructure replacement, both treatment and distribution, through WISC, similar to WICA in Connecticut. Maine Water began to use the WISC during 2014.

If we are unable to pay the principal and interest on our indebtedness as it comes due, or we default under certain other provisions of our loan documents, our indebtedness could be accelerated and our results of operations and financial condition could be adversely affected.

As of December 31, 2017, we had approximately $253.4 million in long-term debt outstanding.  Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance.  Our performance is affected by many factors, some of which are beyond our control.  We believe that our cash generated from operations, and, if necessary, borrowing under our existing and planned credit facilities, will be sufficient to enable us to make our debt payments as they become due.  If, however, we do not generate sufficient cash, we may be required to refinance our obligations or sell additional equity, which may be on terms that are not as favorable to the Company as current terms.

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

During certain periods of the Unites States credit and liquidity crisis of 2008-2009, the volatility and disruption in the credit and banking markets reached unprecedented levels.  In many cases, the markets contained limited credit capacity for certain issuers, and lenders had requested shorter terms.  The market for new debt financing was limited and in some cases not available at all.  In addition, the markets had increased the uncertainty that lenders will be able to comply with their previous commitments.  The Company noted improvements during the second half of 2009 and continuing through 2017.  If significant market disruption and volatility return, the Company may not be able to refinance our existing debt when it comes due, draw upon our existing lines of credit or incur additional debt, which may require us to seek other funding sources to meet our liquidity needs or to fund our capital expenditures budget.  We cannot assure you that we will be able to obtain debt or other financing on reasonable terms, or at all.

Failure to maintain our existing credit ratings could affect our cost of funds and related margins and liquidity position.

Since 2003, Standard & Poor’s Ratings Services (“S&P”) has rated our outstanding debt and has given credit ratings to us and our subsidiary The Connecticut Water Company.  Their evaluations are based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting.  In January 2018, S&P affirmed its ‘A’ corporate credit rating on the Company. Additionally, S&P revised the Company’s ratings outlook as negative due to their view that the recently revised corporate tax code could potentially strain cash flows if our regulators determine a reduction in revenue requirements is appropriate and a potential weakening of consolidated financial measures due to our growth strategy and high capital spending requirements.

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

We are obligated to comply with debt covenants under our loan and debt agreements.  Failure to comply with covenants under our credit facilities could result in an event of default, which if not timely cured or waived, could result in us being required to repay or finance these borrowings before their due date, could limit future borrowings, and result in cross default issues and increase our borrowing costs.  The covenants are normal and customary in bank and loan agreements.  The Company and its subsidiaries were in compliance with all covenants at December 31, 2017.

Market conditions, interest rate changes or changes in demographics may unfavorably impact the value of our benefit plan assets and liabilities which then could require significant additional funding.

The performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations under the Company’s pension and post-retirement benefit plans and could significantly impact our results of operations and financial position.  As detailed in the “Notes to Consolidated Financial Statements”, the Company has significant obligations in these areas and the Company holds significant assets in these trusts.  The market value of these assets are subject to market fluctuations, which may affect investment returns, which may fall below the Company’s projected return rates.  A decline in the market value of the pension and post-retirement benefit plan assets will increase the funding requirements under the Company’s pension and post-retirement benefit plans if the actual asset returns do not recover these declines in value.  Additionally, the Company’s pension and post-retirement benefit plan liabilities are sensitive to changes in interest rates.  As interest rates decrease, the liabilities increase, potentially increasing benefit expense and funding requirements.  Further, changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions may also increase the funding requirements of the obligations related to the pension and other post-retirement benefit plans.  Also, future increases in pension and other post-retirement costs as a result of reduced plan assets may not be fully recoverable from our customers, and the results of operations and financial position of the Company could be negatively affected.

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

Environmental laws and regulations are complex and change frequently.  These laws, and the enforcement thereof, have tended to become more stringent over time.  For example, the State of Connecticut recently revised its Water Diversion Regulations.  The revision modified the prior exemptions from Water Diversion permitting and permits are now required for certain expansions of service beyond Exclusive Service Areas identified as of October 2016.  While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and our permits, it is possible that new or stricter standards could be imposed that will raise our operating costs.  Although these costs may be recovered in the form of higher rates, there can be no assurance that either the PURA or the MPUC would approve rate increases to enable us to fully recover such costs.  In summary, we cannot be assured that our costs of complying with, or discharging liabilities under, current and future environmental and health and safety laws will not adversely affect our business, results of operations or financial condition.

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

New and more stringent climate change laws and regulations may be adopted that could require compliance with greenhouse gas emissions standards and other climate change initiatives. Additional capital expenditures could be required and our operating costs could be increased in order to comply with new regulatory standards imposed by federal and state environmental agencies.

Climate change has been receiving ever increasing attention worldwide in the past decade.  Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.  Possible new climate change laws and regulations, if enacted, may require us to monitor and/or change our utility operations.  It is possible that new standards could be imposed that will require additional capital expenditures or raise our operating costs.  Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations, or cash flows.  Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that either PURA or the MPUC or other regulatory bodies that govern our business would permit us to recover such expenditures and costs.  We cannot assure you that our costs of complying with new standards or laws will not adversely affect our business, results of operations or financial condition.

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

DEEP has finalized stream classifications in two areas of the state where Connecticut Water maintains and operates sources of supply.  Other areas of the state, including areas where Connecticut Water operates, remain to be classified.  The Company remains engaged in the process in order to minimize impact to our available water supply.  Although significantly and favorably modified from prior versions, the regulations still have the potential to lower our safe yield, raise our capital and operating expenses and adversely affect our revenues and earnings.  Because they affect only a subset of the Company’s supplies and allow for releases to be scaled back in response to drought events, the overall impact is anticipated to be manageable.  Costs associated with the regulations may be recovered in the form of higher rates.  Although there can be no assurance PURA would approve rate increases to enable us to recover all such costs, legislation passed in 2013 allows for a WICA surcharge to recover capital improvement costs necessary to achieve compliance with the regulations.

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

Declining per customer residential water usage in the State of Maine and at Avon Water may reduce our revenues, financial condition and results of operations in future years.

A trend of declining per customer residential water usage has been observed for the last several years, which we attribute to increased water conservation, including the use of more efficient household fixtures and appliances among residential users.  Our regulated business in Maine and at Avon Water are heavily dependent on revenue generated from rates we charge to our residential customers for the volume of water they use.  The rate we charge for our water is regulated by the MPUC in Maine and PURA in Connecticut and we may not unilaterally adjust our rates to reflect changes in demand.  Declining volume of residential water usage may have a negative impact on our operating revenues in the future if regulators do not reflect any usage declines in the rate setting design process. As Maine Water and Avon Water become eligible to use the water revenue adjustment mechanism upon approval of regulatory agencies, this risk will be mitigated.

Potential regulatory changes or drought conditions may impact our ability to serve our current and future customers’ demand for water and our financial results.

We depend on an adequate water supply to meet the present and future demands of our customers.  Changes in regulatory requirements could affect our ability to utilize existing supplies and/or secure new sources, as required.  Insufficient supplies or an interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Drought conditions could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers. An interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Moreover, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions, which may adversely affect our revenues and earnings at Maine Water. Persistent dry weather and continued drought conditions in 2016 in the State of Connecticut prompted Connecticut Water to join other major water utilities in the state and request that all customers voluntarily reduce their water usage by 10% in July 2016 in an effort to extend the availability of existing supplies and to support the rivers and streams in the state. While supplies in our reservoirs were lower than normal, Connecticut Water also has groundwater sources in nearly all of its water systems that provide operational flexibility so we are not solely dependent on our reservoirs for water supply. Connecticut Water encouraged all customers to reduce their water usage by 10% and, in October 2016, began asking customers in the shoreline communities of Guilford, Madison, Clinton, Westbrook and Old Saybrook to reduce their water usage by 15%. On April 21, 2017, the Company announced that all of our reservoirs in the State of Connecticut had returned to full capacity and that the previously announced water supply advisory has been lifted.

Wastewater operations entail significant risks and may impose significant costs.

Wastewater collection and treatment and septage pumping and sludge hauling involve various unique risks.  If collection or treatment systems operated by HVWC fail or do not operate properly, or if there is a spill, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing various damages and injuries, including environmental damage.  These risks are most acute during periods of substantial rainfall or flooding, which are the main causes of wastewater overflow and system failure.  Liabilities resulting from such damages and injuries could harm our business, financial condition, and results of operations.

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

Recognizing the increasing importance of managing and protecting electronic data, the Company, beginning in 2014, partnered with a consulting firm to evaluate the Company's cyber security strengths and vulnerabilities and to help in creating an evaluation of the Company's current information technology (“IT”) structure within the organization.  In April 2014, a cyber security assessment analysis identified and prioritized steps that the Company should take to enhance its security surrounding cyber security.  In September 2014, the consultant delivered a report related to the IT structure which contained recommendations aimed at strengthening the IT organization.  The Company has implemented the recommendations contained in the cyber security assessment. Since the implementation of those recommendations, the Company has focused on the following initiatives:

•	Cyber security architecture;

•	Disaster recovery automation;

•	Web security;

•	Systems controls;

•	Program awareness;

•	Cyber training for employees;

•	Phishing campaigns;

•	Systems patch management; and

•	Supporting cyber policy for all projects or ongoing practices.

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

Connecticut Water and Maine Water distribute water through an extensive network of mains and stores water in reservoirs and storage tanks located across Connecticut and Maine.  A failure of major mains, reservoirs, or tanks could result in injuries and damage to residential and/or commercial property for which we may be responsible, in whole or in part.  The failure of major mains, reservoirs or tanks may also result in the need to shut down some facilities or parts of our water distribution network in order to conduct repairs.  Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water delivery requirements prescribed by governmental regulators, including PURA and the MPUC, and adversely affect our financial condition, results of operations, cash flow, liquidity and reputation.  Any business interruption or other losses might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

Any future acquisitions we may undertake may involve risks and uncertainties.

An important element of our growth strategy is the acquisition and integration of water systems in order to move into new service areas and to broaden our current service areas.  As of December 31, 2017, our Regulated Companies serve 135,645 customers, or a population of approximately 450,000 people, in 80 municipalities throughout Connecticut and Maine.  We will be unable to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates.  It is our intent, when practical, to integrate any businesses we acquire with our existing operations.  The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management’s time and resources.  Future acquisitions by us could result in:

•	dilutive issuances of our equity securities;

•	incurrence of debt and contingent liabilities;

•	failure to have effective internal control over financial reporting;

•	fluctuations in quarterly results; and

•	other acquisition-related expenses.

Some or all of these items could have a material adverse effect on our business as well as our ability to finance our business and comply with regulatory requirements.  The businesses we acquire, including HVWC and Avon Water acquired in 2017, may not achieve sales and profitability that would justify our investment and any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls.  In addition, as consolidation becomes more prevalent in the water and wastewater industries, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions.

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

Attention is being given to emerging contaminants, including, without limitation, chemicals and other substances that currently do not have any regulatory standard in drinking water or have been recently created or discovered (including by means of scientific achievements in the analysis and detection of trace amounts of substances). Examples of sources of emerging contaminants include, but are not limited to, newly created chemical compounds (including, for example, perfluorinated compounds and manufactured nanomaterials); human and veterinary products; microbes, viruses, amoebae and other pathogens; and residual by-products of disinfection. We rely upon governmental agencies to set appropriate regulatory standards to protect the public from these and other contaminants. Our role is to meet or surpass those standards, when established. PURA and/or MPUC may disapprove of cost recovery, in whole or in part, for implementation of treatment infrastructure for an emerging contaminant in the absence of a regulatory standard. Furthermore, depending on the regulatory standards and implementation schedules that might be established for any emerging contaminants, we may not be able to detect and/or mitigate all such substances in our drinking water system or supplies in a timely manner, which could have a material adverse impact on our financial condition, results of operations and reputation. In addition, we believe emerging contaminants may form the basis for additional or increased federal or state regulatory initiatives and requirements in the future, which could significantly increase the cost of our operations.

We operate a number of water and wastewater systems under Operation and Maintenance (“O&M”) contracts and face the risk that the owners of those systems may fail to provide capital to properly maintain those systems, which may negatively affect us as the operators of the systems.

We operate a number of water systems under O&M contracts. Pursuant to these contracts, we operate the system according to the standards set forth in the applicable contract, and it is generally the responsibility of the owner of the system to undertake capital improvements. In some cases, we may not be able to convince the owner to make needed improvements in order to maintain compliance with applicable regulations. Although violations and fines incurred by water and wastewater systems may be the responsibility of the owner of the system under these contracts, those non-compliance events may reflect poorly on us as the operator of the system and damage our reputation, and in some cases, may result in liability to the same extent as if we were the owner.

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

In addition, new Federal, state and local laws, changes in existing laws, rules or regulations, or administrative interpretations thereof, could impact us. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law, which, among other things, enacted significant and complex changes to the Internal Revenue Code of 1986, including a reduction in the maximum U.S. federal corporate income tax rate from 35% to 21% as of January 1, 2018, and certain other provisions related specifically to the public utility industry, including continuation of interest expense deductibility, the exclusion from utilizing bonus depreciation and the normalization of deferred income taxes. The enactment of the Tax Act required a re-measurement of our deferred income taxes that impacted our 2017 results of operations and financial position. We have assumed that the predominant majority of our deferred tax assets and liabilities at our utility subsidiaries will remain subject to a normalization method of accounting pursuant to the U.S. tax code or applicable regulations and that we will be able to deduct for U.S. federal corporate income tax purposes substantially all of our interest expense, based upon our interpretation of U.S. tax law debt allocation methodologies, at the Tax Act’s 21% corporate tax rate. The adoption or issuance of any related interpretations that impact these assumptions or with respect to provisions related specifically to the public utility industry or to corporate taxpayers in general may also impact our future financial performance, including our results of operations, cash flows and liquidity, which impacts will largely be determined through future regulatory proceedings. Both PURA and MPUC have opened formal proceedings related to the Tax Act in which the Regulated Companies are participating. At this time, we cannot predict the impacts of any Related Interpretations, if and when issued, on us, or the regulatory treatment of the Tax Act in each of our regulatory jurisdictions. Moreover, we are unable to determine or predict the potential impacts, if any, of any other new or amended laws, rules or regulations, or interpretations thereof, to the extent they may be ultimately enacted, adopted or issued, on us or our businesses, financial condition, results of operations, cash flows and liquidity.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

At December 31, 2017, the properties of our Regulated Companies consisted of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water.  In certain cases, Connecticut Water and Maine Water are or may be a party to limited contractual arrangements for the provision of water supply from neighboring utilities.  Water mains are located, for the most part, in public streets and, in a few instances, are located on land that we own in fee simple and/or land utilized pursuant to easement right, most of which are perpetual and adequate for the purpose for which they are held. Substantially all of our treatment, storage, and distribution properties are owned by our subsidiaries, Connecticut Water, HVWC, Avon Water and Maine Water. A substantial portion of such properties owned by Maine Water are subject to liens of mortgage or indentures that secure bonds, notes and other evidences of long-term indebtedness.

The net utility plant of the Company at December 31, 2017 was solely owned by the Regulated Companies.  The “Net Utility Plant” balance as of December 31, 2017 was $697,723,000, approximately $96.3 million more than the balance of “Net Utility Plant” as of December 31, 2016, due primarily to the acquisitions of HVWC and Avon Water during 2017 and normal plant additions and construction spending related to infrastructure improvements.

Sources of water supply owned, maintained, and operated by our Regulated Companies include 25 surface water supplies and 108 well fields, as of December 31, 2017.  In addition, Connecticut Water, HVWC, Avon Water and Maine Water have agreements with various neighboring water utilities to provide water, at negotiated rates, to our water systems.  Collectively, these sources have the capacity to deliver approximately 84 million gallons of potable water daily to the 27 major operating systems. The Regulated Companies own, maintain, and operate 50 small, non-interconnected satellite and consecutive water systems that, combined, have the ability to deliver about 3.5 million gallons of additional water per day to their respective systems. For some small consecutive water systems, purchased water may comprise substantially all of the total available supply of the system.

As of December 31, 2017, the Regulated Companies own and operate 30 water filtration facilities, having a combined treatment capacity of approximately 52 million gallons per day.

As of December 31, 2017, the transmission and distribution systems of the Regulated Companies consisted of approximately 2,300 miles of main.  On that date, approximately 74% of our mains were 8 inch diameter or larger.  Substantially all new main installations are cement-lined ductile iron pipe of 8 inch diameter or larger.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CTWS”.  Our quarterly high and low stock prices as reported by NASDAQ and the cash dividends we paid during 2017 and 2016 for our Common Stock are listed as follows:

	Price		Dividends
Period	High	Low	Paid
2017
First Quarter	$59.26	$51.87	$0.2825
Second Quarter	62.15	50.75	0.2975
Third Quarter	59.65	53.24	0.2975
Fourth Quarter	65.04	57.02	0.2975
2016
First Quarter	$45.66	$37.48	$0.2675
Second Quarter	56.27	43.16	0.2825
Third Quarter	56.62	45.13	0.2825
Fourth Quarter	58.32	48.00	0.2825

As of March 1, 2018, there were approximately 3,100 holders of record of our common stock.

We presently intend to pay quarterly cash dividends in 2018 on or around March 15, June 15, September 15 and December 15, subject to our earnings and financial condition, regulatory requirements and other factors our Board of Directors may deem relevant.

The Company’s Annual Meeting of Shareholders is scheduled for May 10, 2018 in Madison, Connecticut.

Purchases of Equity Securities by the Company – In May 2005, the Company adopted a common stock repurchase program (“Share Repurchase Program”).  The Share Repurchase Program allows the Company to repurchase up to 10% of its outstanding common stock, at a price or prices that are deemed appropriate.  As of December 31, 2017, no shares have been repurchased. Currently, the Company has no plans to repurchase shares under the Share Repurchase Program.

Performance Graph – Set forth below is a line graph comparing the cumulative total shareholder return for each of the years 2013 – 2017 on the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies in the S&P’s 500 Index and the S&P’s 500 Utility Index.

ITEM 6.  SELECTED FINANCIAL INFORMATION

SUPPLEMENTAL INFORMATION (Unaudited)

SELECTED FINANCIAL DATA
Years Ended December 31, (thousands of dollars except per share amounts and where otherwise indicated)
	2017	2016	2015	2014	2013
CONSOLIDATED STATEMENTS OF INCOME
Operating Revenues	$107,054	$98,667	$96,041	$94,020	$91,481
Operating Expenses	$73,649	$70,462	$69,399	$68,856	$69,488
Other Utility Income, Net of Taxes	$824	$744	$797	$833	$856
Total Utility Operating Income	$34,229	$28,949	$27,439	$25,997	$22,849
Interest and Debt Expense	$8,841	$6,916	$6,737	$6,515	$6,130
Net Income	$25,054	$23,387	$22,761	$21,319	$18,269
Cash Common Stock Dividends Paid	$13,882	$12,514	$11,715	$11,188	$10,758
Dividend Payout Ratio	55%	54%	51%	52%	59%
Weighted Average Common Shares Outstanding	11,539,520	11,008,565	10,958,499	10,892,986	10,827,220
Basic Earnings Per Common Share from Continuing Operations	$2.17	$2.12	$2.07	$1.95	$1.68
Number of Shares Outstanding at Year End	12,065,016	11,248,458	11,192,882	11,124,630	11,038,232
ROE on Year End Common Equity	8.5%	9.9%	10.2%	10.2%	9.2%
Declared Common Dividends Per Share	$1.175	$1.115	$1.05	$1.01	$0.98
CONSOLIDATED BALANCE SHEET
Common Stockholders’ Equity	$293,630	$236,028	$223,977	$209,451	$197,753
Long-Term Debt (Consolidated, Excluding Current Maturities)	253,367	197,047	171,868	170,309	168,201
Preferred Stock	772	772	772	772	772
Total Capitalization	$547,769	$433,847	$396,617	$380,532	$366,726
Stockholders’ Equity (Includes Preferred Stock)	54%	55%	57%	55%	54%
Long-Term Debt	46%	45%	43%	45%	46%
Net Utility Plant	$697,723	$601,396	$546,284	$506,939	$471,876
Total Assets	$898,783	$784,502	$710,715	$664,897	$623,970
Book Value - Per Common Share	$24.34	$20.98	$20.01	$18.83	$17.91
OPERATING REVENUES BY REVENUE CLASS
Residential	$62,831	$59,884	$58,439	$57,095	$55,403
Commercial	13,676	12,250	11,816	11,473	11,238
Industrial	3,196	3,176	3,229	2,984	3,120
Public Authority	3,845	3,510	3,193	3,215	2,967
Fire Protection	20,235	18,486	18,016	17,757	17,337
Other (Including Non-Metered Accounts)	3,271	1,361	1,348	1,496	1,416
Total Operating Revenues	$107,054	$98,667	$96,041	$94,020	$91,481
Number of Customers (End of Year)	135,645	124,968	123,633	123,071	121,768
Billed Consumption (Millions of Gallons)	9,720	9,800	9,772	9,428	9,277
Number of Employees	294	266	266	265	259

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Executive Overview

Connecticut Water Service, Inc. (the “Company”) is a non-operating holding company, whose income is derived from the earnings of its six wholly-owned subsidiary companies, as of December 31, 2017: The Connecticut Water Company (“Connecticut Water”), The Heritage Village Water Company (“HVWC”), The Avon Water Company (“Avon Water”), The Maine Water Company (“Maine Water”), New England Water Utility Services, Inc. (“NEWUS”), and Chester Realty Company (“Chester Realty”). Connecticut Water, HVWC, Avon Water and Maine Water are our regulated water companies (together, the “Regulated Companies”).

In 2017, approximately 95% of the Company’s net income was attributable to the water operations of the Regulated Companies, which combined had 135,645 customers throughout 80 municipalities in Connecticut and Maine, as of December 31, 2017.  The rates charged for service by Connecticut Water, HVWC and Avon Water are subject to review and approval by the Connecticut Public Utilities Regulatory Authority (“PURA”). The rates charged for service by Maine Water are subject to review and approval by the Maine Public Utilities Commission (“MPUC”).

Proposed Merger with SJW
On March 14, 2018, the Company entered into the Merger Agreement with SJW and Merger Sub, a direct wholly owned subsidiary of SJW, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of SJW. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock (other than certain cancelled shares) will be converted into the right to receive 1.1375 shares of SJW common stock, the equivalent of $61.86 per share, or about $750 million in the aggregate, based on SJW’s closing stock price as of March 14, 2018, and the agreed upon exchange ratio.

The Board of Directors approved, adopted and declared advisable and resolved to recommend to the Company’s shareholders the approval of the Merger Agreement and the Merger following a comprehensive review of the transaction. The Merger is subject to certain customary closing conditions, including, among other things, approval of the Merger Agreement by the Company’s shareholders, approval of the issuance of SJW common stock in the Merger by SJW’s stockholders, and regulatory approvals (including the approval of PURA and MPUC). The Merger is expected to close by year-end 2018.

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

The acquisition was executed through a stock-for-stock merger transaction valued at approximately $16.9 million. Holders of HVWC common stock received shares of the Company’s common stock in a tax-free exchange. In addition, the transaction reflected a total enterprise value of HVWC of approximately $21.5 million, with the $16.9 million paid to shareholders in a stock exchange and the assumption by the Company of approximately $4.6 million of debt held by HVWC at the time of the acquisition.

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

On February 10, 2017, Connecticut Water received regulatory approval from MPUC and on April 12, 2017, Connecticut Water received regulatory approval from PURA to proceed with the transaction. The shareholders of Avon Water voted to approve the acquisition at a special meeting of Avon Water’s shareholders held on June 16, 2017.

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

The transaction was completed through a stock-for-stock exchange where Avon Water shareholders received the Company’s common stock valued at approximately $26.9 million, in a tax-free exchange, and a cash payment of $6.1 million for a total payment to shareholders of $33.0 million. The transaction reflects a total enterprise value of approximately $39.1 million, with the $33.0 million paid to shareholders and the assumption by the Company of approximately $6.1 million of debt held by Avon Water at the time of acquisition.

In 2007, the Connecticut General Assembly passed the Water Infrastructure and Conservation Adjustment (“WICA”) Act.  WICA allows Connecticut Water to add a surcharge to customers’ bills, subject to an expedited review and approval by PURA and no more than twice a year, to reflect the replacement of certain types of aging utility plant; principally water mains, meters, service lines and water conservation related investments. Connecticut Water has been using the WICA surcharge since 2009. Similarly, beginning in June 2013, a Water Infrastructure Charge (“WISC”) became available in Maine that allows for expedited recovery of investment in water system infrastructure replacement, both treatment and distribution. Maine Water implemented the WISC mechanism in all of their systems in 2014.

Since 2013, Connecticut law has authorized a Water Revenue Adjustment (“WRA”) to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, the cap for WICA charges has been raised to 10%, from 7.5%, between general rate cases and expands the eligible projects to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems. Currently, Connecticut Water and HVWC make use of the WRA mechanism.

Connecticut Water and HVWC’s allowed revenues for the year ended December 31, 2017, as approved by PURA during our 2010 general rate case and including subsequently approved WICA surcharges, were approximately $80.7 million. Through normal billing for the year ended December 31, 2017 operating revenue for Connecticut Water and HVWC would have been approximately $76.4 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $4.3 million in additional revenue for the year ended December 31, 2017. During the years ended December 31, 2016 and 2015, Connecticut Water recorded $1.1 million and $1.6 million, respectively, in additional revenue related to the WRA. Avon Water does not currently use the WRA mechanism.

On February 6, 2018, Connecticut Water filed a petition with PURA to reopen Connecticut Water’s 2010 rate case (previously reopened in 2013) proceeding for the limited purpose of approving a Settlement Agreement entered into by Connecticut Water and the Connecticut Office of Consumer Counsel (“OCC”) (the “Agreement”). The Agreement contemplates a change in Connecticut Water’s customer rates effective for bills rendered on and after April 1, 2018 made up of the following two components: (1) the revenue requirements associated with a $36.3 million addition to rate base to reflect necessary upgrades to Connecticut Water’s Rockville Water Treatment Plant; and (2) the folding in to base rates of the Company’s present WICA surcharges. In addition, the Agreement provides that:

1.
Upon implementation of new rates under the Agreement, until such time as new rates are adopted in a general rate case, through a temporary modification of the earnings sharing mechanism, Connecticut Water customers will receive one hundred percent of any earnings in excess of levels allowed by law rather than limiting such customer credits to 50% as contemplated by applicable law;

2.	Connecticut Water agrees it will not file for a general increase of Connecticut Water’s base rates to be effective before January 1, 2020;

3.	The pending proceeding initiated by PURA in Docket No. 09-12-11RE03, Application of The Connecticut Water Company for Amended Rates – Federal Tax Cuts and Jobs Act shall be closed; and

4.
Connecticut Water shall continue to make investments in infrastructure replacement consistent with its approved WICA plan. Connecticut Water shall be allowed to continue to pursue recovery of eligible projects through WICA.

The Agreement provides that, if PURA does not fully approve the Agreement in its entirety, it shall be deemed withdrawn. Accordingly, the Agreement has no operative effect unless and until it is approved by PURA. Connecticut Water is not able to predict with certainty the ultimate timing of PURA’s final action on the Agreement. No assurance can be given that PURA will approve the Agreement and permit some or all of the terms contained in the Agreement requested by the parties.

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

While the Company plans to file timely rate cases, continue to make acquisitions, similar to the completed HVWC and Avon Water acquisitions, and, in the future, utilize the WICA and WISC adjustments to allow for more timely recovery of investment in utility plant, it will also look to NEWUS and Maine Water to increase its earnings in unregulated businesses.  The Company will continue to seek out maintenance and service contracts with new customers and renew existing contracts that have proven to be beneficial to the Company, as well as to continue the expansion of the Linebacker® program.

Regulatory Matters and Inflation

The Company, like all other businesses, is affected by inflation, most notably by the continually increasing costs required to maintain, improve, and expand its service capabilities.  The cumulative effect of inflation over time results in significantly higher operating costs and facility replacement costs, which must be recovered from future cash flows.

Our regulated water companies’ ability to recover its increased expenses and/or investment in utility plant is dependent on the rates we charge our customers.  Changes to these rates must be approved by PURA and MPUC through formal rate proceedings.  Due to the subjectivity of certain items involved in the process of establishing rates such as customer usage, future customer growth, inflation, and allowed return on investment, we have no assurance that we will be able to raise our rates to a level we consider appropriate, or to raise rates at all, through any future rate proceeding.

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

Recognizing the increasing importance of managing and protecting electronic data, the Company, beginning in 2014, partnered with a consulting firm to evaluate the Company's cyber security strengths and vulnerabilities and to help in creating an evaluation of the Company's current information technology (“IT”) structure within the organization.  In April 2014, a cyber security assessment analysis identified and prioritized steps that the Company should take to enhance its security surrounding cyber security.  In September 2014, the consultant delivered a report related to the IT structure which contained recommendations aimed at strengthening the IT organization.  The Company has implemented the recommendations contained in the cyber security assessment. Since the implementation of those recommendations, the Company has focused on the following initiatives:

•	Cyber security architecture;

•	Disaster recovery automation;

•	Web security;

•	Systems controls;

•	Program awareness;

•	Cyber training for employees;

•	Phishing campaigns;

•	Systems patch management; and

•	Supporting cyber policy for all projects or ongoing practices.

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

Public Utility Regulation – Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 980 “Regulated Operations” (“FASB ASC 980”), requires cost-based, rate-regulated enterprises such as the Regulated Companies to reflect the impact of regulatory decisions in their financial statements.  The state regulators, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which costs would be charged to expense by an unregulated enterprise.  The balance sheet includes regulatory assets and liabilities as appropriate, primarily related to income taxes, post-retirement benefit costs and deferred revenues associated with the WRA.  The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are probable to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FASB ASC 980.

Revenue Recognition – The Company’s accounting policies regarding revenue recognition by segment are as follows:

Water Operations – Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as certain public and private fire protection customers who are billed monthly.  Most customers, except fire protection customers, are metered.  Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and are earned when water is delivered.  Public fire protection revenues are based on the length of the water main, and number of hydrants in service and are earned on a monthly basis.  Private fire protection charges are based on the diameter of the connection to the water main.  Our Regulated Companies accrue an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter, which is reflected as “Accrued Unbilled Revenues” in the accompanying balance sheets. Beginning in 2013, Connecticut Water began to record deferred revenue to represent under collection from customers based upon allowed revenues as approved by PURA. On March 31, 2017, HVWC calculated its actual revenues compared to allowed revenues dating back to May 1, 2015, for collection from customers, as allowed by a PURA order. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting” in the Company’s “Notes to the Consolidated Financial Statements”.

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

Income Taxes – The Company provides income tax expense for its utility operations in accordance with the regulatory accounting policies of the applicable jurisdictions. The Company’s income tax provision is calculated on a separate return basis. For Connecticut Water , PURA requires the flow-through method of accounting for most state tax temporary differences as well as for certain federal temporary differences. For Avon Water , PURA requires the flow-through method of accounting for most state temporary differences and normalized accounting for most federal temporary differences. PURA has allowed the flow-through method of accounting stemming from Avon Water’s adoption of the IRS’ Repair Regulations. For HVWC, PURA requires normalized accounting for federal and state temporary differences. The MPUC requires the flow-through method of accounting for most state temporary differences and normalized accounting for most federal temporary differences. In its approvals of the stipulation agreements between Maine Water and the Office of the Public Advocate, issued in 2015, the MPUC has allowed the flow-through method of accounting stemming from Maine Water’s adoption of the IRS’ Repair Regulations in all of its divisions.

The Company computes deferred tax liabilities for all temporary book-tax differences using the liability method prescribed in FASB ASC 740 “Income Taxes” (“FASB ASC 740”). Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. Deferred tax liabilities that have not been reflected in tax expense due to regulatory treatment are reflected as Unfunded Future Income Taxes, and are expected to be included in future years’ rates. During the quarter ended December 31, 2017 the Company recorded the impact of the Tax Cuts and Jobs Act (“Tax Act”). As a result, the Company re-measured Deferred Tax Assets and Liabilities to reflect the enacted legislation and recorded a Regulatory Liability of $27.1 million to capture the excess accumulated deferred income taxes for items included in rates that follow the normalized method of accounting. Unrecovered Income Taxes and Unfunded Future Income Taxes were written down by $32 million to reflect the reduced tax rate for items that follow the flow-through method of accounting. Pursuant to ASU 2018-02, the Company has elected to reclassify the stranded tax effects of the 2017 Tax Act from AOCI to Retained Earnings in the amount of $70,482. These stranded taxes relate to post-retirement obligations of the Company. For more information on the Tax Act, please see Note 2.

The Company believes that deferred income tax assets, net of provisions, will be realized in the future. The majority of Unfunded Future Income Taxes, prior to 2013, relate to deferred state income taxes regarding book to tax depreciation differences. Beginning in 2013, basis differences resulting from the repair tax deduction contributed to the change in unfunded income taxes.

Deferred Federal and State Income Taxes include amounts that have been provided for accelerated depreciation subsequent to 1981, as required by federal income tax regulations, as well as the basis differences associated with expenditures qualifying for repair tax deductions as clarified by the IRS in regulations issued in 2013. Deferred taxes have also been provided for temporary differences in the recognition of certain expenses for tax and financial statement purposes as allowed by regulatory ratemaking policies.

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

The discount rate assumption we use to value our pension and post-retirement benefit obligations has a material impact on the amount of expense we record in a given period.  Our 2017 and 2016 pension expense was calculated using assumed discount rates of 4.10% and 4.30%, respectively. Our 2017 and 2016 post-retirement welfare expense was calculated using assumed discount rates of 3.95% and 4.15%, respectively.  In 2018, our pension and post-retirement welfare expense will be calculated using assumed discount rates of 3.60% and 3.50%, respectively.  The following table shows how much a one percent change in our assumed discount rate would have changed our reported 2017 pension and post-retirement expense:

	Increase (Decrease) in Pension Expense	Increase (Decrease) in Post-retirement Expense
1% Increase in the discount rate	$(1,462,000)	$(177,000)
1% Decrease in the discount rate	$1,762,000	$208,000

Other assumptions that affect the costs associated with our benefit plans include the assumed rate of return on plan assets and the expected rate of compensation increase.  The Company has assumed an 7.25% return on plan investments for 2017 and 2016, and a 4.00% rate of compensation increase for our pension and post-retirement welfare plans, in 2017 and 2016.  The assumed health care trend rate was 8.25% and 8.25% at December 31, 2017 and 2016, respectively. RP 2017, a mortality table issued by the Society of Actuaries in 2017, was used in determination of our pension and post-retirement benefit obligations as of December 31, 2017 and projected costs for 2018.

Goodwill – As part of the purchase of regulated water companies, the Company recorded goodwill of $67.0 million and $30.4 million as of December 31, 2017 and 2016, respectively, representing the amount of the purchase price over net book value of the assets acquired.  The increase of $36.6 million during 2017 is related to the acquisitions of HVWC and Avon Water during the year. The Company accounts for goodwill in accordance with Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“FASB ASC 350”).

As part of FASB ASC 350, the Company is required to perform an annual review of goodwill for any potential impairment, which we perform as of December 31 each year. We update the assessment between the annual testing if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performed a quantitative analysis of impairment as of December 31, 2017, which concluded that the estimated fair value of the Water Operations reporting unit, which has goodwill recorded, exceeded the reporting unit’s carrying amount by at least 122% as of December 31, 2017.  Additionally, the Company believes that no event has occurred which would trigger impairment.

As allowed under FASB ASC 350, the Company performed a qualitative analysis of its goodwill for the year ended December 31, 2016. A qualitative analysis includes a review of internal and external factors that could have an impact on a reporting unit’s fair value when compared to its carrying amount. These factors included a review of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific events, changes in reporting units and a review of the Company’s stock price. Based on these factors and other factors considered in its quantitative analysis, the Company believes that it is more likely than not that the fair market value is more than the carrying value of the Water Operation Segment and therefore, no goodwill impairment was recognized in 2017 and 2016.

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

The Company believes that the factors described above and those described in detail below under the heading “Commitments and Contingencies” may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2018 and beyond.  Please also review carefully the risks and uncertainties described in Item 1A – Risk Factors and those described above under the heading “Special Note Regarding Forward Looking Statements”.

The Company expects Net Income from its Water Operations segment to increase in 2018 over 2017 levels, primarily due to the pending settlement agreement between Connecticut Water and Connecticut’s OCC, revenue increases due to the utilization of WISC in Maine and WICA in Connecticut, continued cost containment efforts, modest growth in its Services and Rentals segment and the revenue growth resulting from the acquisitions of HVWC and Avon Water. During 2018 and subsequent years, the ability of the Company to maintain and increase its Net Income will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the section entitled “Commitments and Contingencies” and the risks and uncertainties described in the “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors”.

FINANCIAL CONDITION
Liquidity and Capital Resources

The Company is not aware of any demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

The Company maintains a $15.0 million line of credit agreement with CoBank, ACB, that is currently scheduled to expire on July 1, 2020.  The Company maintains an additional line of credit of $45.0 million with RBS Citizens, N.A., with an expiration date of April 25, 2021.  Additionally, Avon Water maintains a $3.0 million line of credit with Northwest Community Bank, with an expiration date of September 30, 2018. As of December 31, 2017 the total lines of credit available to the Company were $63.0 million.  As of December 31, 2017 and 2016, the Company had $19.3 million and $33.0 million of “Interim Bank Loans Payable”, respectively.  As of December 31, 2017, the Company had $43.7 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

At December 31, 2017 and 2016, the weighted average interest rates on these short-term borrowings outstanding was 3.4% and 2.7%, respectively.

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

On September 28, 2017, Connecticut Water completed the issuance of $35,000,000 aggregate principal amount of its 3.53% unsecured Senior Notes due September 25, 2037 (the “Senior Notes”). The Senior Notes were issued pursuant to the Note Purchase Agreement dated as of September 28, 2017 (the “Purchase Agreement”) between and among Connecticut Water, NYL Investors, LLC (“NY Life”), as agent, and the Purchasers listed in the Purchaser Schedule attached to the Purchase Agreement, in a private placement financing exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds of the sale of the Senior Notes were used by Connecticut Water to repay loans from the Company the proceeds of which were used for capital expenditure projects by Connecticut Water. The Senior Notes bear interest at the rate of 3.53% per annum, payable semi-annually on March 27 and September 27 of each year commencing on March 27, 2018. The principal amount of the Senior Notes, if not previously paid, shall be due on September 25, 2037. The Senior Notes are callable in whole or in part, subject to a make-whole amount.

During the year ending December 31, 2017, the Company paid approximately $119,000 related to CTWS’s 2017 CoBank issuance as well as $1,079,000 related to CTWS’s Term Loan Note issued as part of the 2012 acquisition of Maine Water, approximately $1,815,000 in sinking funds related to Maine Water’s outstanding bonds, an additional $1,965,000 related to a CoBank loan to Maine Water that matured in 2017, approximately $88,000 related to HVWC’s mortgage loan and $129,000 related to Avon Water’s mortgage loan.

Capital Budget

In 2017, the Company spent $51.5 million on capital projects.  The Company used a combination of its internally generated funds, borrowings under its lines of credit, the August and September 2017 long term debt issuances by the Company and Connecticut Water, respectively, and the January 2017 long term debt issuance by Maine Water to fund this construction budget.

The following table shows the total construction expenditures excluding non-cash contributed utility plant for each of the last three years and what we expect to invest on construction projects in 2018.

	Gross Construction Expenditures	Construction Funded by Developers & Others	Construction Funded by Company
2017	$53,796,000	$2,253,000	$51,543,000
2016	$67,887,000	$1,548,000	$66,339,000
2015	$48,555,000	$781,000	$47,774,000
2018 (Projected)	$66,200,000	**	$66,200,000

** – The Company cannot predict the amount of construction funded by others.

Credit Rating

In January 2018, Standard & Poor’s Rating Services (“S&P”) affirmed its ‘A’ corporate credit rating on the Company. Additionally, S&P revised the Company’s ratings outlook as negative due to their view that the recently revised corporate tax code could potentially strain cash flows if our regulators determine a reduction in revenue requirements is appropriate and a potential weakening of consolidated financial measures due to our growth strategy and high capital spending requirements.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) to all registered shareholders, and to the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company's appointment of a new common stock transfer agent. In August 2017, the Board of Directors approved amendments to the DRIP to permit persons who are not registered shareholders of the Company to participate in the plan with a minimum purchase of $500 and to modify the monthly minimum and quarterly maximum cash purchases permitted under the plan. During the years ended December 31, 2017 and 2016, participants reinvested $1,404,000 and $1,610,000, respectively, as part of the DRIP.

Construction Expenditures

During 2017, the Company incurred approximately $53.8 million of construction expenditures, including approximately $2,253,000 funded by developers and others.  The Company financed the expenditures through internally generated funds, long-term debt issuances, proceeds from its dividend reinvestment plan, customers’ advances, contributions in aid of construction and short-term borrowings.

Our Board of Directors has approved a $66.2 million construction budget for 2018, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will fund the capital budget through a combination of its internally generated funds, borrowing under its available lines of credit and a potential new debt issuance by Maine Water in 2018.

As the Company looks forward to 2018 and 2019, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery of these costs through periodic WICA and WISC applications.  The total cost of that investment may exceed the amount of internally generated funds.  The Company expects to rely upon its internally generated funds and short-term borrowing facilities and new debt issuances over the next 12-24 months.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related persons.

The following table summarizes the Company’s future contractual cash obligations as of December 31, 2017:

Payments due by Periods
(in thousands)
Contractual Obligations	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	More than 5 years
Long-Term Debt (LTD)	$263,626	$6,173	$16,140	$45,352	$195,961
Interest on LTD	124,240	10,325	19,853	18,862	75,200
Operating Lease Obligations	155	113	36	4	2
Purchase Obligations (1) (2) (3) (4)	83,672	1,524	3,096	3,000	76,052
Long-Term Compensation Agreements (5)	52,542	4,428	7,767	7,765	32,582
Total (6) (7)	$524,235	$22,563	$46,892	$74,983	$379,797

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

4.
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

5.
Pension and post retirement contributions cannot be reasonably estimated beyond 2018 and may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.

6.
We pay refunds on Advances for Construction over a specific period of time based on operating revenues related to developer-installed water mains or as new customers are connected to and take service from such mains. After all refunds are paid, any remaining balance is transferred to Contributions in Aid of Construction. The refund amounts are not included in the above table because the refund amounts and timing are dependent upon several variables, including new customer connections, customer consumption levels and future rate increases, which cannot be accurately estimated. Portions of these refund amounts are payable annually through 2027 and amounts not paid by the contract expiration dates become non-refundable.

7.	We intend to fund these contractual obligations with cash flows from operations and liquidity sources held by or available to us.

In addition to the obligations disclosed in the contractual obligations table above, we have uncertain tax positions of $4.6 million.  Although we believe our tax positions comply with applicable law, we have made judgments as to the sustainability of each uncertain tax position based on its technical merits.  Due to the uncertainty of future cash outflows, if any, associated with our uncertain tax positions, we are unable to make a reasonable estimate of the timing or amounts that may be paid.

RESULTS OF OPERATIONS

Overview of 2017 Results from Operations

Net Income for 2017 was $25,054,000, or $2.17 basic earnings per share, an increase of $1,667,000, or $0.05 basic earnings per share, compared to 2016.  The increase in earnings was principally due to higher net income in our Water Operations segment due to ongoing investment in water infrastructure and the recovery of that investment through WICA and WISC, the incremental impact the acquisitions of HVWC and Avon Water added in 2017, and the reduction in federal tax reserves no longer deemed necessary. Changes in net income for our segments were as follows (in thousands):

Business Segment	2017 Net Income	2016 Net Income	Increase (Decrease)
Water Operations	$23,854	$22,222	$1,632
Real Estate	33	(54)	87
Services and Rentals	1,167	1,219	(52)
Total	$25,054	$23,387	$1,667

Water Operations

The increase in net income from Water Operations for 2017 compared to 2016 was $1,632,000, or 7.3%.  The Net Income from Water Operations for the years ended December 31, 2017 and 2016 were each impacted by non-recurring items. During the year ended December 31, 2017, the Company recorded the impact of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. Among other provisions, the Tax Act reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. As a result, the Company remeasured deferred tax assets and liabilities and incurred expense for the remeasurement of the deferred tax assets of $1.5 million on our income tax expense related to long-term deferred tax assets during the quarter ended December 31, 2017, which impacted the Other line on the Other Income (Deductions), Net of Taxes portion of the Consolidated Statement of Income.

The Net Income from Water Operations for the year ended December 31, 2017 were impacted positively by a partial reversal of previously established tax provisions. During the year ended December 31, 2017, new information caused the Company to undertake a review of its provision recorded associated with the repair deduction. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities. During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000. During the Company’s review of the position through the quarter ended June 30, 2017, the impact of new information on Connecticut Water caused management to reassess the previously recorded provision. The reassessment resulted in the reversal of a portion of the provision in the amount of $2,445,000. During the quarter ended September 30, 2017 an additional $810,000 was reversed due to statute expiration. In the quarter ended December 31, 2017, continued analysis resulted in the reversal of a portion of the provision in the amount of $1,620,000 for a total reversal of $6,039,000 during the year ended December 31, 2017. In future years, the Company expects to add to this provision based on capital spending and also decrease the provision based on statute expirations.

During the year ended December 31, 2016, the Company reversed incorrectly recorded mark-to-market expense as an out-of-period adjustment resulting in a one-time benefit (reduction) of approximately $1.6 million in Operation and Maintenance expense.

A breakdown of the components of the increase in net income from Water Operations is as follows (in thousands):

	2017	2016	Increase (Decrease)
Operating Revenues	$107,054	$98,667	$8,387
Operation and Maintenance	48,017	44,191	3,826
Depreciation	16,684	13,905	2,779
Income Taxes	(1,993)	2,570	(4,563)
Taxes Other than Income Taxes	10,941	9,796	1,145
Other Utility Income	824	744	80
Other (Deductions) Income	(2,308)	(1,009)	(1,299)
Interest and Debt Expense (net of AFUDC)	8,067	5,718	2,349
Total Net Income from Water Operations	$23,854	$22,222	$1,632

Revenue from our water customers increased by $8,387,000, or 8.5%, to $107,054,000 for the year ended December 31, 2017 when compared to the same period in 2016.  The primary drivers of higher revenues were the acquisitions of HVWC and Avon Water on February 27 and July 1, respectively. These acquisitions added approximately $5,802,000 in new revenues during 2017. The remaining $2,585,000 increase is primarily attributable to increased rates in 2017 associated with recurring WICA charges in Connecticut and WISC charges in Maine.

Operation and Maintenance (“O&M”) expense increased by $3,826,000, or 8.8%, during the year ended December 31, 2017 when compared to the 2016 period, primarily due to the acquisitions of HVWC and Avon Water on February 27 and July 1, respectively. HVWC and Avon Water added approximately $2,711,000 of additional O&M expense during 2017. The following table presents the components of O&M expense for the year ended December 31, 2017 and 2016, both including and excluding the impact of the HVWC and Avon Water acquisitions (in thousands):

Expense Components	2017	2016	Increase / (Decrease)	HVWC and Avon Water O&M	Adjusted Increase/(Decrease)
Mark-to-market	$13	$(1,401)	$1,414	$—	$1,414
Outside services	3,793	3,284	509	127	382
Maintenance	3,976	3,312	664	389	275
Payroll	16,941	15,812	1,129	948	181
Subscriptions and dues	393	247	146	3	143
Property and liability insurance	1,661	1,542	119	68	51
Investor relations	809	775	34	—	34
Medical	2,629	2,597	32	39	(7)
Utility costs	4,354	3,899	455	489	(34)
Vehicles	1,748	1,793	(45)	34	(79)
Purchased water	1,559	1,675	(116)	35	(151)
Pension	2,925	3,096	(171)	2	(173)
Customer	1,734	1,829	(95)	96	(191)
Water treatment (including chemicals)	2,695	2,702	(7)	201	(208)
Other benefits	1,123	1,947	(824)	79	(903)
Other	1,664	1,082	582	201	381
Total	$48,017	$44,191	$3,826	$2,711	$1,115

The changes in individual items are described below:

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

•
The increase in Outside services was primarily due to higher auditing fees, higher outside labor costs and an increase in the use of consultants during the year ended December 31, 2017 when compared to the year ending December 31, 2016. These increases were partially offset by a decrease in legal fees during 2017;

•	Payroll costs increased primarily due higher wages in the year ended December 31, 2017 compared to 2016;

•	Subscriptions and dues increased primarily due to a new training module in use by the Company in 2017 that was not fully in use in 2016; and

•	Property and liability insurance costs increased in 2017 over 2016 due to higher premiums on the Company’s insurance coverage stemming from growth of insurable assets.

The O&M increases detailed above were offset by the following decreases to O&M expense:

•
The decrease in the Other benefits was primarily due to the resignation of the Company’s former Chief Executive Officer. As a result of his departure, the executive forfeited previously awarded performance stock awards that had not vested and, in the third quarter of 2017, the Company reversed the expense recognized in previous periods associated with those unvested awards;

•	Water treatment costs decreased due to a decrease in the cost of chemicals used in the treatment process;

•
Customer costs decreased due to a reduction in costs associated with a voluntary water conservation program that rewards customers for reducing their consumption by 10% that was in effect during 2016, lower uncollectible accounts charges, reduced costs associated with customer communications, and a decrease in outside collection efforts during the year ended December 31, 2017;

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

The Company’s Depreciation expense increased $2,779,000, or 20.0%, when comparing 2017 to 2016, of which, approximately $1,137,000 is associated with depreciation at HVWC and Avon Water. The primary driver of the increase in Depreciation expense was a higher Utility Plant balance in 2017 than in 2016 due to normal plant additions, including the upgrades to Connecticut Water’s Rockville Water Treatment Plant that was completed in 2017.

Income Tax expense associated with “above the line” Water Operations decreased by $4,563,000 in the year ended December 31, 2017 when compared to the same period in 2016 due to the reversal of previously established provisions, as discussed above.

Total Interest and Debt Expense, net of Allowance for Funds Used During Construction (“AFUDC”) increased by $2,349,000 in the year ended December 31, 2017 when compared to the same period in 2016. Approximately $307,000 of this increase is attributable to the acquisitions of HVWC and Avon Water. The primary reason for the remainder of the increase was the higher interest costs related to new debt issued by the Company, Connecticut Water and Maine Water in 2017 and full year’s worth of interest on Connecticut Water’s 2016 issuance.

Real Estate

Income from the Real Estate segment is largely dependent on the tax deductions received on donations and, or, sales of available land.  This typically occurs when utility-owned land is deemed to be unnecessary to protect water sources.  During 2017, Maine Water sold a small parcel of land and Connecticut Water sold a small property, together these transactions generated approximately $33,000 in net income in the Real Estate segment.

During 2016, the Company recorded a valuation allowance on a previously completed land donation and the sale of a small parcel of land in Connecticut. These transactions generated $54,000 in net loss in the Real Estate segment.

Other

The increase in net loss seen in the year ended December 31, 2017 in “Other” under “Other Income (Deductions), Net of Taxes” was primarily due to the impacts of the implementation of the Tax Act and the resulting treatment of previously deferred federal income taxes, as discussed above.

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

•	Payroll costs decreased in 2016 when compared to 2015 primarily due to the amount of employee time charged to capital projects increasing in 2016 when compared to 2015; and

•	Utility costs decreased primarily due to decreased primarily due to a reduction in telephone related expenses, as well as a decrease in heating and electric costs.

The decreases detailed above were offset by the following increases to O&M expense:

•	Other benefits increased in 2016 when compared to 2015 primarily due to increased costs associated with a non-officer incentive plan and the Company’s performance stock plan offered to officers;

•	Medical costs in 2016 were higher than 2015 primarily due to an increase in medical claims made by employees and their families;

•
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

COMMITMENTS AND CONTINGENCIES

Water Supply – Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and remains in effect for a minimum of fifty years upon the effective date. Connecticut Water will pay RWA $75,000 per year, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement. Connecticut Water has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water agrees to purchase 283 million gallons of water annually from MDC. Connecticut Water has a 99 year lease with 19 Perry Street to obtain well water for its public water supply system. The agreement became effective in 1975 and is based on current water rates in effect each year. There is no limitation on the amount of water that can be withdrawn from the leased property. Maine Water has an agreement with the Kenebec Water District for potable water service. The agreement was extended and became effective on November 7, 2015 for a new term of 5 years. Water sales to Maine Water are billed at a flat rate per gallon plus the monthly minimum tariff rate for a 4-inch metered service. During 2017, 2016, and 2015, the Company spent $1,532,000, $1,556,000 and $1,112,000, respectively, on water purchased under these agreements. The Company’s expected payments related to these agreements for the years 2018 through 2022 will be as follows:

(in thousands)
2018	$1,524
2019	$1,567
2020	$1,528
2021	$1,476
2022	$1,524

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

On the 2012 tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS temporary tangible property regulations. On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in those prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of $1,185,000. During the year ended December 31, 2017 new information caused the Company to undertake a review of its provision recorded associated with the repair deduction. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities. During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000 in the first quarter of 2017. During the Company’s review of the position through the quarter ended June 30, 2017, the impact of new information on Connecticut Water caused management to reassess the previously recorded provision. The reassessment resulted in the reversal of a portion of the provision in the amount of $2,445,000. During the quarter ended September 30, 2017 an additional $810,000 was reversed due to statute expiration. In the quarter ended December 31, 2017, continued analysis resulted in the reversal of a portion of the provision in the amount of $1,620,000 for a total reversal of $6,039,000. In addition, as required by FASB ASC 740, during the year ended December 31, 2017, the Company recorded a provision of $1.2 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $9.4 million in the prior year for a cumulative total of $4.6 million.

The Company remains subject to examination by federal and state tax authorities for the 2014 through 2016 tax years. On April 26, 2017, Avon Water was notified by the IRS that its stand-alone Federal tax filing for 2015 was selected to be reviewed beginning in the second quarter of 2017. The Company believes that the deductions taken on Avon Water’s tax return are appropriate; therefore no provision was recorded during the year ended December 31, 2017 as required by FASB ASC 740.

Purchases of Equity Securities by the Company – In May 2005, the Company adopted a common stock repurchase program (“Share Repurchase Program”).  The Share Repurchase Program allows the Company to repurchase up to 10% of its outstanding common stock, at a price or prices that are deemed appropriate.  As of December 31, 2017, no shares have been repurchased. Currently, the Company has no plans to repurchase shares under the Share Repurchase Program.

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

Rate Relief – The rates we charge our water and waste water customers in Connecticut and Maine are established under the jurisdiction of and are approved by PURA and MPUC, respectively.  Connecticut Water’s allowed return on equity and return on rate base, effective as of December 31, 2017 were 9.75% and 7.32%, respectively. HVWC’s blended water and wastewater allowed return on equity and return on rate base, effective December 31, 2017, were 10.10% and 7.19%, respectively. Avon Water’s allowed return on equity and return on rate base, effective December 31, 2017, were 10.00% and 7.79%, respectively. Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2017 were 9.50% and 7.96%, respectively.

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

Capital Expenditures – The Company has received approval from its Board of Directors to spend $66.2 million on capital expenditures in 2018, in part to fund improvements to water treatment plants and increased spending related to infrastructure improvements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary market risk faced by the Company is interest rate risk.  As of December 31, 2017, the Company had no exposure to derivative financial instruments or financial instruments with significant credit risk or off-balance-sheet risks.  In addition, the Company is not subject in any material respect to any currency or other commodity risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt (and variable rate borrowings) under financing arrangements entered into by the Company and its subsidiaries.
The Company maintains a $15.0 million line of credit agreement with CoBank, ACB, that is currently scheduled to expire on July 1, 2020.  The Company maintains an additional line of credit of $45.0 million with RBS Citizens, N.A., with an expiration date of April 25, 2021.  Additionally, Avon Water maintains a $3.0 million line of credit with Northwest Community Bank, with an expiration date of September 30, 2018. As of December 31, 2017 the total lines of credit available to the Company were $63.0 million.  As of December 31, 2017 and 2016, the Company had $19.3 million and $33.0 million of “Interim Bank Loans Payable”, respectively.  As of December 31, 2017, the Company had $43.7 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The “Consolidated Financial Statements” of Connecticut Water Service, Inc., and the “Notes to Consolidated Financial Statements”, together with the reports of Baker Tilly Virchow Krause, LLP independent registered public accounting firm, are included herein on pages 47 through 88.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of December 31, 2017, management, including the Company’s interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  We have used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in conducting our evaluation of the effectiveness of the internal control over financial reporting. On February 27, 2017 and July 1, 2017, the Company acquired HVWC and Avon

Water, respectively. After a brief transition period following their acquisition dates, HVWC and Avon Water were incorporated into the Company’s internal control framework. Based on our evaluation, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.  OTHER INFORMATION

None
PART III

Pursuant to General Instruction G(3), the information called for by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed in EDGAR on or about April 6, 2018 in connection with the annual meeting to be held on May 10, 2018.  Certain information concerning the executive officers of the Company is included in Item 1 of this report.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1	Financial Statements:
			Page
		Index to Consolidated Financial Statements and Schedule	46
		Report of Independent Registered Public Accounting Firm	47
		Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015	49
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015	49
		Consolidated Balance Sheets at December 31, 2017 and 2016	50
		Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	51
		Notes to Consolidated Financial Statements	52
	2	Financial Statement Schedule:
		The following schedule of the Company is included on the attached page as indicated
		Schedule II Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2017, 2016 and 2015	95

All other schedules provided for in the applicable regulations of the Securities and Exchange Commission have been omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements or notes thereto.

(b)		Exhibits
		Exhibits for Connecticut Water Service Inc., are in the Index to Exhibits	89

Exhibits heretofore filed with the Securities and Exchange Commission as indicated below are incorporated herein by reference and made a part hereof as if filed herewith.  Exhibits marked by asterisk (* or **) are being filed or furnished herewith.

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of Connecticut Water Service, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Connecticut Water Service, Inc. and Subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, and cash flows, for each of the years in the three-year period ended December 31, 2017, and the related notes and consolidated financial statement schedule listed in Item 15(a)2 (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2013.

Philadelphia, Pennsylvania

March 15, 2018

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, (in thousands, except per share data)	2017	2016	2015
Operating Revenues	$107,054	$98,667	$96,041
Operating Expenses
Operation and Maintenance	48,017	44,191	48,052
Depreciation	16,684	13,905	12,871
Income Taxes	(1,993)	2,570	(818)
Taxes Other Than Income Taxes	10,941	9,796	9,294
Total Operating Expenses	73,649	70,462	69,399
Net Operating Revenues	33,405	28,205	26,642
Other Utility Income, Net of Taxes	824	744	797
Total Utility Operating Income	34,229	28,949	27,439
Other Income (Deductions), Net of Taxes
(Loss) Gain on Real Estate Transactions	33	(54)	349
Non-Water Sales Earnings	1,167	1,219	1,394
Allowance for Funds Used During Construction	774	1,198	530
Other	(2,308)	(1,009)	(214)
Total Other Income (Loss), Net of Taxes	(334)	1,354	2,059
Interest and Debt Expenses
Interest on Long-Term Debt	9,054	7,714	7,087
Other Interest Income, Net	(359)	(922)	(458)
Amortization of Debt Expense and Premium, Net	146	124	108
Total Interest and Debt Expenses	8,841	6,916	6,737
Net Income	25,054	23,387	22,761
Preferred Stock Dividend Requirement	38	38	38
Total Net Income Applicable to Common Stock	$25,016	$23,349	$22,723
Weighted Average Common Shares Outstanding:
Basic	11,540	11,009	10,958
Diluted	11,762	11,228	11,164
Earnings Per Common Share:
Basic	$2.17	$2.12	$2.07
Diluted	$2.13	$2.08	$2.04
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, (in thousands)	2017	2016	2015

Net Income	$25,054	$23,387	$22,761
Other Comprehensive Income (Loss), net of tax
Adjustment to post-retirement benefit plans, net of tax benefit
(expense) of $(419), $15, and $(505) in 2017, 2016, and 2015, respectively	289	(24)	765
Unrealized Investment gain (loss), net of tax (expense) benefit of $(13),
$(22) and $62, in 2017, 2016, and 2015, respectively	207	35	(97)
Other Comprehensive Income, net of tax	$496	$11	$668
Comprehensive Income	$25,550	$23,398	$23,429

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED BALANCE SHEETS
December 31, (in thousands, except share amounts)	2017	2016
ASSETS
Utility Plant	$927,289	$777,860
Construction Work in Progress	11,761	33,748
	939,050	811,608
Accumulated Provision for Depreciation	(241,327)	(210,212)
Net Utility Plant	697,723	601,396
Other Property and Investments	10,662	9,071
Cash and Cash Equivalents	3,618	1,564
Accounts Receivable (Less Allowance, 2017 - $1,265; 2016 - $1,100)	14,965	13,024
Accrued Unbilled Revenues	8,481	8,171
Materials and Supplies, at Average Cost	1,593	1,536
Prepayments and Other Current Assets	7,021	5,069
Total Current Assets	35,678	29,364
Unrecovered Income Taxes - Regulatory Asset	66,631	93,264
Pension Benefits - Regulatory Asset	11,339	12,266
Post-Retirement Benefits Other Than Pension - Regulatory Asset	116	265
Goodwill	67,016	30,427
Deferred Charges and Other Costs	9,618	8,449
Total Regulatory and Other Long-Term Assets	154,720	144,671
Total Assets	$898,783	$784,502
CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2017 - 12,065,016; 2016 - 11,248,458	$191,641	$145,739
Retained Earnings	102,417	91,213
Accumulated Other Comprehensive Loss	(428)	(924)
Common Stockholders’ Equity	293,630	236,028
Preferred Stock	772	772
Long-Term Debt	253,367	197,047
Total Capitalization	547,769	433,847
Current Portion of Long-Term Debt	6,173	4,859
Interim Bank Loans Payable	19,281	32,953
Accounts Payable and Accrued Expenses	11,319	13,116
Accrued Interest	1,439	1,012
Current Portion of Refund to Customers - Regulatory Liability	64	855
Other Current Liabilities	3,262	2,330
Total Current Liabilities	41,538	55,125
Advances for Construction	20,024	19,127
Deferred Federal and State Income Taxes	33,579	50,558
Unfunded Future Income Taxes	58,384	90,977
Long-Term Compensation Arrangements	32,649	33,540
Unamortized Investment Tax Credits - Regulatory Liability	1,133	1,189
Excess Accumulated Deferred Income Tax - Regulatory Liability	30,937	4,373
Refund to Customers - Regulatory Liability	—	108
Other Long-Term Liabilities	1,241	701
Total Long-Term Liabilities	177,947	200,573
Contributions in Aid of Construction	131,529	94,957
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$898,783	$784,502
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, (in thousands)	2017	2016	2015
Operating Activities:
Net Income	$25,054	$23,387	$22,761
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Revenues	(3,945)	(893)	(1,344)
Provision for Deferred Income Taxes and Investment Tax Credits, Net	3,387	2,950	(7,502)
Allowance for Funds Used During Construction	(774)	(1,198)	(530)
Depreciation and Amortization (including $775 in 2017, $732 in 2016, and $27 in 2015 charged to other accounts)	17,459	13,173	12,898
Loss (Gain) on Real Estate Transactions	(33)	54	(349)
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues	(1,053)	(1,925)	984
Decrease (Increase) in Other Current Assets	(1,278)	338	6,540
(Increase) Decrease in Other Non-Current Items, Net	200	(2,741)	11,383
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	(2,404)	176	(3,695)
Total Adjustments	11,559	9,934	18,385
Net Cash and Cash Equivalents Provided by Operating Activities	36,613	33,321	41,146
Investing Activities:
Additions to Utility Plant	(53,022)	(66,689)	(48,025)
Cash portion of The Avon Water Company Acquisition	(6,134)	—	—
Proceeds on Real Estate Transactions	212	9	14
Cash Acquired	1,791	—	—
Release (Receipt) of Restricted Cash	—	846	(846)
Net Cash and Cash Equivalents Used in Investing Activities	(57,153)	(65,834)	(48,857)
Financing Activities:
Net Proceeds from Interim Bank Loans	19,281	32,953	16,085
Net Repayment of Interim Bank Loans	(35,453)	(16,085)	(1,991)
Repayment of Long-Term Debt	(5,195)	(22,772)	(2,476)
Proceeds from Issuance of Long-Term Debt	55,000	49,930	4,352
Proceeds from Issuance of Common Stock	1,404	1,610	1,536
Costs Incurred to Issue Long-Term Debt and Common Stock	(2)	(88)	(37)
Advances from Others for Construction	1,479	350	251
Cash Dividends Paid	(13,920)	(12,552)	(11,753)
Net Cash and Cash Equivalents Provided by Financing Activities	22,594	33,346	5,967
Net Increase (Decrease) in Cash and Cash Equivalents	2,054	833	(1,744)
Cash and Cash Equivalents at Beginning of Year	1,564	731	2,475
Cash and Cash Equivalents at End of Year	$3,618	$1,564	$731
Non-Cash Investing and Financing Activities:
Stock-for-stock acquisition of The Heritage Village Water Company	$16,903	$—	$—
Stock-for-stock acquisition of The Avon Water Company	$26,949	$—	$—
Non-Cash Contributed Utility Plant (see Note 1 for details)	$2,741	$1,394	$1,282
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$8,445	$6,678	$6,761
State and Federal Income Taxes	$572	$445	$537
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

The Connecticut Water Company (“Connecticut Water”)
The Maine Water Company (“Maine Water”)
The Heritage Village Water Company (“HVWC”)
The Avon Water Company (“Avon Water”)
Chester Realty, Inc. (“Chester Realty”)
New England Water Utility Services, Inc. (“NEWUS”)

As of December 31, 2017, Connecticut Water, Maine Water, HVWC and Avon Water were our regulated public water utility companies (collectively the “Regulated Companies”), which together served 135,645 customers in 80 towns throughout Connecticut and Maine.

Chester Realty is a real estate company whose net profits from rental of property are included in the “Other Income (Deductions), Net of Taxes” section of the Consolidated Statements of Income in the “Non-Water Sales Earnings” category.

NEWUS is engaged in water-related services, including the Linebacker® program, emergency drinking water, and contract operations.  Its earnings are included in the “Non-Water Sales Earnings” category of the Consolidated Statements of Income.

Intercompany accounts and transactions have been eliminated.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.  Effective February 27, 2017 and July 1, 2017, the Company acquired HVWC and Avon Water, respectively, discussed further in Note 15 below.  As a result, the Company’s Consolidated Balance Sheet at December 31, 2016, the Consolidated Statements of Net Income, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows for the year-ended December 31, 2016 and 2015 do not include HVWC or Avon Water.  The Consolidated Statements of Net Income, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows for the year-ended December 31, 2017 do include HVWC’s and Avon Water’s results for the periods the Company owned HVWC and Avon Water. HVWC’s and Avon Water’s assets and liabilities are included in the Consolidated Balance Sheet as of December 31, 2017.

As noted in Note 15 below, HVWC serves approximately 4,700 water customers in the Towns of Southbury, Middlebury, and Oxford, Connecticut and approximately 3,000 wastewater customers in the Town of Southbury, Connecticut. The results of the wastewater line of business are included in the Company’s Water Operations segment. Additionally, as noted in Note 15, Avon Water serves approximately 4,800 water customers in the Towns of Avon, Farmington, and Simsbury, Connecticut.

During the preparation of the Condensed Consolidated Financial Statements for the quarter ended June 30, 2016, the Company identified two errors related to the accounting treatment of stock based performance awards granted to officers of the Company. First, the Company had mistakenly classified certain stock based performance awards as equity awards and, secondly, incorrectly marked those awards to the market price of the Company’s common stock price at the end of each reporting period. A portion of these awards should have been classified as liability awards and only those awards should have been marked-to-market based on the Company’s common stock price. During the second quarter of 2016, the Company reversed all of the incorrectly recorded mark-to-market expense as a cumulative out-of-period adjustment resulting in a one-time benefit of approximately $2.6 million on the Operation and Maintenance line item on its Condensed Consolidated Statements of Income for the three months ended June 30, 2016. Approximately $1.6 million of the out of period adjustment pertained to years prior to 2016, with the remaining $1.0 million related to the first quarter of 2016. Additionally, the Company decreased its Common Stock Without Par Value and increased its Long-Term Compensation Arrangement line items on the Condensed Consolidated Balance Sheet as of June 30, 2016 by approximately $0.6 million to reflect both the awards that should have been classified as liability awards and their corresponding mark-to-market adjustments.

The Company performed various quantitative and qualitative analyses and determined that these errors were not material to the previously reported quarterly and annual results. The Company also determined that recording these entries as an out-of- period adjustment during the second quarter of 2016 was not material to the full year ended December 31, 2016 results of operations.

CONNECTICUT WATER SERVICE, INC.

PUBLIC UTILITY REGULATION – Connecticut Water, HVWC and Avon Water are subject to regulation for rates and other matters by the Connecticut Public Utility Regulatory Authority (“PURA”) and follow accounting policies prescribed by PURA.  Maine Water is subject to regulation for rates and other matters by the Maine Public Utilities Commission (“MPUC”). The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which includes the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 980 “Regulated Operations” (“FASB ASC 980”).  FASB ASC 980 requires cost-based, rate-regulated enterprises, such as the Regulated Companies, to reflect the impact of regulatory decisions in their financial statements. The state regulators, through the rate regulation process, can create regulatory assets and liabilities that result when costs and benefits are allowed for ratemaking purposes in a period after the period in which the costs or benefits would be charged to expense by an unregulated enterprise.  The Consolidated Balance Sheets include regulatory assets and liabilities as appropriate, primarily related to income taxes, post-retirement benefit costs and deferred revenues associated with the Water Revenue Adjustment (“WRA”) used by Connecticut Water and HVWC.  In accordance with FASB ASC 980, costs which benefit future periods are amortized over the periods they benefit. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are probable to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FASB ASC 980.

Regulatory assets and liabilities are comprised of the following:

(in thousands)	December 31,
	2017	2016
Assets:
Pension Benefits and Post-Retirement Benefits Other Than Pension	$11,455	$12,531
Unrecovered Income Taxes	66,631	93,264
Deferred revenue (included in Prepayments and Other Current Assets and Deferred Charges and Other Costs)	6,574	3,910
Other (included in Prepayments and Other Current Assets and Deferred Charges and Other Costs)	5,202	4,276
Total regulatory assets	$89,862	$113,981
Liabilities:
Other (included in Other Current Liabilities)	$1,117	$1,710
Unamortized Investment Tax Credits	1,133	1,189
Refunds to Customers (including Current Portion of Refund to Customers)	64	963
Unfunded Future Income Taxes (including Other Long-Term Liabilities)	58,384	90,977
Excess Accumulated Deferred Income Tax	30,937	4,373
Total regulatory liabilities	$91,635	$99,212

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

Unrecovered Income Taxes, Unfunded Future Income Taxes and Excess Accumulated Deferred Income Tax all changed significantly between 2016 and 2017 primarily as a result of recognition of lower corporate tax rate resulting from the adoption of the Tax Act.

Deferred revenue represents a portion of the rate increase granted in Connecticut Water’s 2007 rate decision.  PURA decision required the Company to defer for future collection, beginning in 2008, a portion of the increase. Additionally, revenue recorded under the WRA, discussed below, is included in deferred revenue.

CONNECTICUT WATER SERVICE, INC.

Regulatory liabilities include deferred investment tax credits and amounts to be refunded to customers as a result of the adoption of the tangible property regulations in Connecticut and Maine.  These liabilities will be given back to customers in rates as tax deductions occur in the future.

Regulatory Matters

The rates we charge our water and waste water customers in Connecticut and Maine are established under the jurisdiction of and are approved by PURA and MPUC, respectively.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  Connecticut Water’s allowed return on equity and return on rate base, effective as of December 31, 2017 were 9.75% and 7.32%, respectively. HVWC’s blended water and wastewater allowed return on equity and return on rate base, effective December 31, 2017, were 10.10% and 7.19%, respectively. Avon Water’s allowed return on equity and return on rate base, effective December 31, 2017, were 10.00% and 7.79%, respectively. Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2017 were 9.50% and 7.96%, respectively. PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Each of Connecticut Water, HVWC, Avon Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain costs associated with approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments, in Connecticut, as discussed in more detail below. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of December 31, 2017, however, HVWC, as authorized by PURA, began to utilize Water Revenue Adjustments as of March 31, 2017.

On January 3, 2018, PURA filed a motion to reopen the most recent rate case decisions for the Company’s Connecticut Regulated Companies to determine what, if any, adjustments to rates are appropriate to account for revisions to tax laws, including corporate tax rates, contained in the Tax Cuts and Jobs Act (“Tax Act”). As discussed below, Connecticut Water has entered into a settlement agreement with the state’s consumer advocate that covers treatment of the Tax Act. On January 11, 2018, the MPUC issued a notice of investigation to determine the impact of the Tax Act on Maine Water. The investigation will allow the MPUC to determine the specific impact of the Tax Act and whether any rate adjustments are warranted. Following discovery, a technical conference is scheduled for April 19, 2018. In addition to determining the impact of the Tax Act on the justness and reasonableness of Maine Water’s rates, the MPUC will consider whether to issue an accounting order to establish a regulatory liability which defers for future flow-through to ratepayers the impact of the tax changes.

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

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was 9.81%, 7.13% and 4.19% above base rates at December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, Avon Water’s WICA surcharge was 8.09%. As of December 31, 2017, HVWC has not filed for a WICA surcharge.

On February 6, 2018, Connecticut Water filed a petition with PURA to reopen Connecticut Water’s 2010 rate case (previously reopened in 2013) proceeding for the limited purpose of approving a Settlement Agreement entered into by Connecticut Water and the Connecticut Office of Consumer Counsel (“OCC”) (the “Agreement”). The Agreement contemplates a change in Connecticut Water’s customer rates effective for bills rendered on and after April 1, 2018 made up of the following two components: (1) the revenue requirements associated with a $36.3 million addition to rate base to reflect necessary upgrades to Connecticut Water’s Rockville Water Treatment Plant; and (2) the folding in to base rates of the Company’s present WICA surcharges. In addition, the Agreement provides that:

1.
Upon implementation of new rates under the Agreement, until such time as new rates are adopted in a general rate case, through a temporary modification of the earnings sharing mechanism, Connecticut Water customers will receive

CONNECTICUT WATER SERVICE, INC.

one hundred percent of any earnings in excess of levels allowed by law rather than limiting such customer credits to 50% as contemplated by applicable law;

2.	Connecticut Water agrees it will not file for a general increase of Connecticut Water’s base rates to be effective before January 1, 2020;

3.	The pending proceeding initiated by PURA in Docket No. 09-12-11RE03, Application of The Connecticut Water Company for Amended Rates – Federal Tax Cuts and Jobs Act shall be closed; and

4.
Connecticut Water shall continue to make investments in infrastructure replacement consistent with its approved WICA plan. Connecticut Water shall be allowed to continue to pursue recovery of eligible projects through WICA.

The Agreement provides that, if PURA does not fully approve the Agreement in its entirety, it shall be deemed withdrawn. Accordingly, the Agreement has no operative effect unless and until it is approved by PURA. Connecticut Water is not able to predict with certainty the ultimate timing of PURA’s final action on the Agreement. No assurance can be given that PURA will approve the Agreement and permit some or all of the terms contained in the Agreement requested by the parties. PURA has agreed to the request to reopen the rate proceeding. We expect a decision by the end of the second quarter of 2018 with provisions of the Agreement becoming effective soon thereafter.

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

Connecticut Water and HVWC’s allowed revenues for the year ended December 31, 2017, as approved by PURA during each company’s last general rate case and including subsequently approved WICA surcharges, were approximately $80.7 million. Through normal billing for the year ended December 31, 2017 operating revenue for Connecticut Water and HVWC would have been approximately $76.4 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $4.3 million in additional revenue for the year ended December 31, 2017. During the years ended December 31, 2016 and 2015, Connecticut Water recorded $1.1 million and $1.6 million, respectively, in additional revenue related to the WRA. Avon Water does not currently use the WRA mechanism.

Maine Rates
In Maine, the overall, approved cumulative Water Infrastructure Charge (“WISC”) for all of Maine Water’s divisions was 5.6%, 4.7% and 1.6% above base rates as of December 31, 2017, 2016, and 2015, respectively. Five pending WISC filings as of December 31, 2017 have since been approved in the first quarter of 2018, bringing the total to 6.9%. The WISC rates for the Biddeford and Saco division were reset to zero with the approval of the general rate increase discussed below.

On June 29, 2017, Maine Water filed for a rate increase in its Biddeford and Saco division. The rate request was for an approximate $1.6 million, or 25.1%, increase in revenues. The rate request is designed to recover higher operating expenses, depreciation and property taxes since Biddeford and Saco’s last rate increase in 2015. Maine Water and the Maine Office of the Public Advocate reached an agreement that increases annual revenue by $1.56 million. The agreement was approved by the MPUC on December 5, 2017, with new rates effective December 1, 2017.

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

CONNECTICUT WATER SERVICE, INC.

With the completion of these two dockets, Maine Water recorded in the quarter ended June 30, 2015 the retroactive benefit associated with the flow-through of the Repair Regulations from January 1, 2014. The 2014 benefit, reflected in the second quarter of 2015, was approximately $931,000, or $0.09 per basic share outstanding.

A water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015. Maine Water is currently precluded from seeking new rates in the Biddeford and Saco division due to provisions in the settlement agreement with the MPUC. As the stay-out periods for other divisions expire, Maine Water expects to request usage of this mechanism as Maine Water file rate cases for those divisions.

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

REVENUES – The Company’s accounting policies regarding revenue recognition by segment are as follows:

Water Operations – Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as certain public and private fire protection customers who are billed monthly.  Most customers, except fire protection customers, are metered.  Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and are earned when water is delivered.  Public fire protection revenues are based on the length of the water main, and number of hydrants in service and are earned on a monthly basis.  Private fire protection charges are based on the diameter of the connection to the water main.  Our Regulated Companies accrue an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter, which is reflected as “Accrued Unbilled Revenues” in the accompanying Consolidated Balance Sheets. Beginning in 2013, Connecticut Water began to record deferred revenue related to the WRA, which represent under collection from customers based upon allowed revenues as approved by PURA. On March 31, 2017, HVWC calculated its actual revenues compared to allowed revenues dating back to May 1, 2015, for collection from customers, as allowed by a PURA order. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 14, “Segment Reporting”.

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

CONNECTICUT WATER SERVICE, INC.

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

The components that comprise net additions to Utility Plant during the last three years ending December 31 are as follows:

(in thousands)	2017	2016	2015
Additions to Utility Plant:
Company Financed	$51,543	$66,339	$47,774
Allowance for Funds Used During Construction	774	1,198	530
Subtotal – Utility Plant Increase to Rate Base	52,317	67,537	48,304
Advances from Others for Construction	1,479	350	251
Net Additions to Utility Plant	$53,796	$67,887	$48,555

Depreciation – Depreciation is computed on a straight-line basis at various rates as approved by the state regulators on a company by company basis.  Depreciation allows the Company to recover the investment in utility plant over its useful life.  The overall consolidated company depreciation rate, based on the average balances of depreciable property, was 2.0%, 1.9%, and 1.9% for 2017, 2016, and 2015, respectively.

INCOME TAXES – The Company provides income tax expense for its utility operations in accordance with the regulatory accounting policies of the applicable jurisdictions. The Company’s income tax provision is calculated on a separate return basis. For Connecticut Water , PURA requires the flow-through method of accounting for most state tax temporary differences as well as for certain federal temporary differences. For Avon Water , PURA requires the flow-through method of accounting for most state temporary differences and normalized accounting for most federal temporary differences. PURA has allowed the flow-through method of accounting stemming from Avon Water’s adoption of the IRS’ Repair Regulations. For HVWC, PURA requires normalized accounting for federal and state temporary differences. The MPUC requires the flow-through method of accounting for most state temporary differences and normalized accounting for most federal temporary differences. In its approvals of the stipulation agreements between Maine Water and the Office of the Public Advocate, issued in 2015, the MPUC has allowed the flow-through method of accounting stemming from Maine Water’s adoption of the IRS’ Repair Regulations in all of its divisions.

The Company computes deferred tax liabilities for all temporary book-tax differences using the liability method prescribed in FASB ASC 740 “Income Taxes” (“FASB ASC 740”). Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. Deferred tax liabilities that have not been reflected in tax expense due to regulatory treatment are reflected as Unfunded Future Income Taxes, and are expected to be included in future years’ rates. During the quarter ended December 31, 2017 the Company recorded the impact of the Tax Cuts and Jobs Act (“Tax Act”). As a result, the Company re-measured Deferred Tax Assets and Liabilities to reflect the enacted legislation and recorded a Regulatory Liability of $27.1 million to capture the excess accumulated deferred income taxes for items included in rates that follow the normalized method of accounting. Unrecovered Income Taxes and Unfunded Future Income Taxes were written down by $32 million to reflect the reduced tax rate for items that follow the flow-through method of accounting. Pursuant to ASU 2018-02, the Company has elected to reclassify the stranded tax effects of the 2017 Tax Act from AOCI to Retained Earnings in the amount of $70,482. These stranded taxes relate to post-retirement obligations of the Company. For more information on the Tax Act, please see Note 2.

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

Deferred Federal and State Income Taxes include amounts that have been provided for accelerated depreciation subsequent to 1981, as required by federal income tax regulations, as well as the basis differences associated with expenditures qualifying for repair tax deductions as clarified by the IRS in regulations issued in 2013. Deferred taxes have also been provided for temporary differences in the recognition of certain expenses for tax and financial statement purposes as allowed by regulatory ratemaking policies.

MUNICIPAL TAXES – Municipal taxes are reflected as “Taxes Other Than Income Taxes” and are generally expensed over the twelve-month period beginning on July 1 following the lien date, corresponding with the period in which the municipal services are provided.

UNAMORTIZED DEBT ISSUANCE EXPENSE – The issuance costs of long-term debt, including the remaining balance of issuance costs on long-term debt issues that have been refinanced prior to maturity, and related call premiums, are amortized over the respective lives of the outstanding debt, as approved by PURA and the MPUC.

GOODWILL – As part of the purchase of regulated water companies, the Company recorded goodwill of $67.0 million and $30.4 million as of December 31, 2017 and 2016, respectively, representing the amount of the purchase price over net book value of the assets acquired.  The increase of $36.6 million during 2017 is related to the acquisitions of HVWC and Avon Water during the year. The Company accounts for goodwill in accordance with Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“FASB ASC 350”).

As part of FASB ASC 350, the Company is required to perform an annual review of goodwill for any potential impairment, which we perform as of December 31 each year. We update the assessment between the annual testing if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performed a quantitative analysis of impairment as of December 31, 2017, which concluded that the estimated fair value of the Water Operations reporting unit, which has goodwill recorded, exceeded the reporting unit’s carrying amount by at least 122% as of December 31, 2017.  Additionally, the Company believes that no event has occurred which would trigger impairment.

As allowed under FASB ASC 350, the Company performed a qualitative analysis of its goodwill for the year ended December 31, 2016. A qualitative analysis includes a review of internal and external factors that could have an impact on a reporting unit’s fair value when compared to its carrying amount. These factors included a review of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific events, changes in reporting units and a review of the Company’s stock price. Based on these factors and other factors considered in its quantitative analysis, the Company believes that it is more likely than not that the fair market value is more than the carrying value of the Water Operation Segment and therefore, no goodwill impairment was recognized in 2017 and 2016.

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

CONNECTICUT WATER SERVICE, INC.

EARNINGS PER SHARE – The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the years ended December 31:

Years ended December 31,	2017	2016	2015
Numerator (in thousands)
Basic Net Income Applicable to Common Stock	$25,016	$23,349	$22,723
Diluted Net Income Applicable to Common Stock	$25,016	$23,349	$22,723
Denominator (in thousands)
Basic Weighted Average Shares Outstanding	11,540	11,009	10,958
Dilutive Effect of Stock Awards	222	219	206
Diluted Weighted Average Shares Outstanding	11,762	11,228	11,164
Earnings per Share
Basic Earnings per Share	$2.17	$2.12	$2.07
Dilutive Effect of Stock Awards	0.04	0.04	0.03
Diluted Earnings per Share	$2.13	$2.08	$2.04

NEW ACCOUNTING PRONOUNCEMENTS – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU No. 2014-09”) which amends its guidance related to revenue recognition. ASU No. 2014-09 requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. ASU No. 2014-09 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, however early adoption is not permitted. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of ASU No. 2014-09, making ASU No. 2014-09 effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has been engaged in a project to analyze the impact that adoption of this standard will have on our consolidated financial statements, disclosures, and internal controls. The project includes identification of the Company’s revenue streams, creation of an inventory of its contracts with customers, evaluation of a representative sample of these contracts with respect to the new guidance and documentation of any required changes in reporting. The Company derives more than 90% of its revenue from regulated delivery of water and wastewater services to its retail customers, which is considered a contract with customers under ASU 2014-09, excluding revenue recognized as WRA. The majority of the remainder of the Company’s revenue is derived from contract operations and unregulated revenues generated from its Linebacker program, also considered a contract with customer under ASU 2014-09. Certain of the identified revenue streams are judgmental in nature. The Company has determined that revenue generated from the attachment of telecommunications equipment to its facilities through leases with third parties is outside the scope of ASU No. 2014-09. In 2017, the American Institute of Certified Public Accountants (AICPA) power and utility entities revenue recognition task force has determined that contributions in aid of construction are not in the scope of ASU No. 2014-09. The Company’s adoption of ASU No. 2014-09 on January 1, 2018 did not result in any change in the measurement and timing of recognition of its revenues. The Company used the modified retrospective approach when implementing ASU No. 2014-09.

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

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU No. 2015-16”) which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers would now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. ASU No. 2015-16 is effective for

CONNECTICUT WATER SERVICE, INC.

the Company on January 1, 2017 and was adopted on a prospective basis. The adoption did not have a material impact on our consolidated financial position.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, (“ASU No. 2016-02”), which will require lessees to recognize the following for all leases at the commencement date of a lease: a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Public business entities should apply the amendments in ASU No. 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact of this standard on its consolidated financial position and results of operations, but does not expect that the adoption of this guidance will have a material impact on the Company.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU No. 2016-15”). The amendments ASU No. 2016-15 clarify the classification for eight different types of activities, including debt prepayment and extinguishment costs, proceeds from insurance claims and distributions from equity method investees. For public business entities, ASU No. 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017. ASU No. 2016-15 is not expected to have a material impact on the Company’s Consolidated Statements of Cash Flows.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” (“No. ASU 2017-07”) which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other postretirement benefit plans. Under No. ASU 2017-07, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost will be presented separately from the line item that includes the service cost. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted at the beginning of an annual period in which the financial statements have not been issued. Entities must use a retrospective transition method to adopt the requirement for separate presentation of the income statement service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. The adoption of ASU 2017-07 did not have an impact on the presentation of costs associated with the Company’s defined benefit pension and other postretirement benefit plans.

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, (ASU No. 2018-02) to help businesses and other organizations present some effects from the Tax Act’s reduction in the corporate tax rate in their income statements. ASU No. 2018-02 gives the option of reclassifying what are called the “stranded” tax effects within accumulated other comprehensive income to retained earnings during each fiscal year or quarter in which the effect of the lower tax rate is recorded. ASU No. 2018-02 instructs businesses and other organizations to provide a disclosure in their financial statement footnotes that describes the accounting policy they used to release the income tax effects from accumulated other comprehensive income, whether they are reclassifying the stranded income tax effects from the Tax Cut and Jobs Act, and information about the other effects on taxes from the reclassification. ASU 2018-02 is effective for all organizations for fiscal years that begin after December 15, 2018, and the quarterly and other interim periods in those years, with early adoption permissible. The Company adopted ASU No. 2018-02 effective December 31, 2017. The adoption of ASU No. 2018-02 resulted in an approximate $70,000 increase to Retained Earnings.

CONNECTICUT WATER SERVICE, INC.

NOTE 2:  INCOME TAX EXPENSE

Under ASC 740, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. From time to time, the Company is assessed interest and penalties by taxing authorities.  In those cases, the charges are recorded on the “Other” line item, within the “Other Income (Deductions), Net of Taxes” section of the Consolidated Statements of Income.  There were no such charges or accruals for the years ended December 31, 2017, 2016, and 2015.

On December 22, 2017 H.R. 1, originally known as the Tax Act was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. While we are able to make reasonable estimates of the impact of the reduction in corporate rate, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the IRS, and other actions we may take. We are continuing to gather additional information to determine the final impact. Provisional amounts have been recorded as a Regulatory Liability to the extent that the tax savings over time will be returned to customers in utility rates, and a non-cash adjustment was recognized to record additional income tax expense to the extent revalued deferred income taxes are not believed to be recoverable in utility customer rates. Accounting for the income tax effects of the Tax Act is expected to be completed when a decision is reached by both PURA and the MPUC regarding the impact that shall be included in utility customer rates.

As of December 31, 2017, the Company can determine a reasonable estimate for remeasuring its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. The Company is recording that estimate as a provisional amount. The effect of the remeasurement is reflected entirely in the interim period that includes the enactment date and is allocated directly to income tax expense from continuing operations. The remeasurement of the deferred tax assets and liabilities resulted in a $1.5 million discrete tax expense which increased the effective tax rate by 6.1% in the year ended December 31, 2017. The Company remeasured Deferred Tax Assets and Liabilities to reflect the enacted legislation and recorded a Regulatory Liability of $27.1 million to capture the excess accumulated deferred income taxes for items included in rates that follow the normalized method of accounting. Unrecovered Income Taxes and Unfunded Future Income Taxes were written down by $32 million to reflect the reduced tax rate for items that follow the flow-through method of accounting.

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

On the 2012 tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS temporary tangible property regulations. On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in those prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of $1,185,000. During the year ended December 31, 2017 new information caused the Company to undertake a review of its provision recorded associated with the repair deduction. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities. During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000 in the first quarter of 2017. During the Company’s review of the position through the quarter ended

CONNECTICUT WATER SERVICE, INC.

June 30, 2017, the impact of new information on Connecticut Water caused management to reassess the previously recorded provision. The reassessment resulted in the reversal of a portion of the provision in the amount of $2,445,000. During the quarter ended September 30, 2017 an additional $810,000 was reversed due to statute expiration. In the quarter ended December 31, 2017, continued analysis resulted in the reversal of a portion of the provision in the amount of $1,620,000 for a total reversal of $6,039,000. In addition, as required by FASB ASC 740, during the year ended December 31, 2017, the Company recorded a provision of $1.2 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $9.4 million in the prior year for a cumulative total of $4.6 million.

The Company remains subject to examination by federal and state tax authorities for the 2014 through 2016 tax years. On April 26, 2017, Avon Water was notified by the IRS that its stand-alone Federal tax filing for 2015 was selected to be reviewed beginning in the second quarter of 2017. The Company believes that the deductions taken on Avon Water’s tax return are appropriate; therefore no provision was recorded during the year ended December 31, 2017 as required by FASB ASC 740.

Income Tax (Benefit) Expense for the years ended December 31, is comprised of the following:

(in thousands)	2017	2016	2015
Federal Classified as Operating (Benefit) Expense	$(1,277)	$1,782	$(562)
Federal Classified as Other Utility Income	434	385	409
Federal Classified as Other Income (Deduction)
Land Sales and Donations	17	57	(70)
Non-Water Sales	774	702	664
Other	503	(686)	(832)
Total Federal Income Tax (Benefit) Expense	451	2,240	(391)
State Classified as Operating (Benefit) Expense	(716)	788	(257)
State Classified as Other Utility Income	104	92	98
State Classified as Other Income (Expense)
Land Sales and Donations	5	—	(287)
Non-Water Sales	175	172	196
Other	149	(126)	(128)
Total State Income Tax (Benefit) Expense	(283)	926	(378)
Total Income Tax (Benefit) Expense	$168	$3,166	$(769)

CONNECTICUT WATER SERVICE, INC.

The components of the Federal and State income tax provisions are:

(in thousands)	2017	2016	2015
Current Income Taxes
Federal	$—	$(15)	$315
State	521	463	201
Total Current	521	448	516
Deferred Income Taxes, Net
Federal
Investment Tax Credit	(76)	(75)	(75)
Excess Accumulated Deferred Taxes	(293)	(110)	192
Excess Accumulated Deferred Taxes - Tax Act	1,538	—	—
Deferred Revenue	731	(353)	(754)
Land Donations	—	37	(179)
Depreciation	2,151	1,769	660
Net Operating Loss Carry-forwards	817	(1,258)	(1,171)
NOL Carry-forwards valuation allowance	(613)	—	—
Provision for uncertain positions	(3,876)	2,487	874
Other	72	(242)	(253)
Total Federal	451	2,255	(706)
State
Land Donations	—	55	41
Provision for uncertain positions	(958)	611	41
Other	154	(203)	(661)
Total State	(804)	463	(579)
Total Deferred Income Taxes	(353)	2,718	(1,285)
Total Income Tax	$168	$3,166	$(769)

Deferred income tax (assets) and liabilities are categorized as follows on the Consolidated Balance Sheets:

(in thousands)	2017	2016
Unrecovered Income Taxes - Regulatory Asset	$(66,631)	$(93,264)
Deferred Federal and State Income Taxes	33,579	50,558
Unfunded Future Income Taxes	58,384	90,977
Unamortized Investment Tax Credits - Regulatory Liability	1,133	1,189
Net Deferred Income Tax Liability	$26,465	$49,460

Net deferred income tax liability decreased from December 31, 2016 to December 31, 2017. The increase from recording the acquisitions of HVWC and Avon Water, along with the increase attributed to the current year tax effects of temporary differences, mostly related to plant items, was offset by the remeasurement due to the Tax Act and the releasing of provisions for uncertain tax positions.

CONNECTICUT WATER SERVICE, INC.

Deferred income tax (assets) and liabilities are comprised of the following:

(in thousands)	2017	2016
Tax Credit Carry-forward (1)	$(1,092)	$(968)
Charitable Contribution Carry-forwards (2)	(257)	(389)
Valuation Allowance on Charitable Contributions	63	107
Prepaid Income Taxes on CIAC	31	58
Net Operating Loss Carry-forwards (3)	(3,806)	(5,132)
Valuation Allowance on Net Operating Losses	1,671	1,471
Deferred Revenue	1,644	1,513
Other Comprehensive Income	(158)	(589)
Accelerated Depreciation	34,989	51,119
Provision on Repair Deductions	4,630	9,464
Long-Term Compensation Agreements	(3,260)	(4,416)
Unamortized Investment Tax Credits	1,133	1,189
Gross-up on Regulatory Liability - Excess Accumulated Deferred Taxes	(8,247)	(2,287)
Other	(876)	(1,680)
Net Deferred Income Tax Liability	$26,465	$49,460

(1)	State tax credit carry-forwards expire beginning in 2019 and ending in 2040.

(2)	Charitable Contribution carry-forwards expire beginning with the filing of the 2017 Federal and State Tax Returns in 2018 and ending in 2021.

(3)	Net operating loss carry-forwards expire beginning in 2029 and ending in 2036.

The calculation of Pre-Tax Income is as follows:

(in thousands)	2017	2016	2015
Pre-Tax Income
Net Income	$25,054	$23,387	$22,761
Income Taxes	168	3,166	(769)
Total Pre-Tax Income	$25,222	$26,553	$21,992

In accordance with required regulatory treatment, certain deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate.  The differences between the effective income tax rate recorded by the Company and the statutory federal tax rate are as follows:

	2017	2016	2015
Federal Statutory Tax Rate	34.0%	34.0%	34.0%
Tax Effect Differences:
State Income Taxes Net of Federal Benefit	(0.9)%	2.6%	—%
Property Related Items	(19.9)%	(30.4)%	(19.2)%
Pension Costs	(2.3)%	(0.4)%	(1.7)%
Repair Regulatory Liability	(1.2)%	(3.9)%	(11.5)%
Change in Estimate of Prior Year Income Tax Expense	2.7%	0.3%	(10.6)%
Provision for Uncertain Tax Positions	(16.7)%	10.2%	4.1%
Valuation Allowance	(2.3)%	0.2%	—%
Impact of Tax Act	6.1%	—%	—%
Other	1.2%	(0.7)%	1.4%
Effective Income Tax Rate	0.7%	11.9%	(3.5)%

CONNECTICUT WATER SERVICE, INC.

In the second quarter of 2015, the MPUC approved the flow through treatment of the repair tax deduction. The flow through treatment of the deductions taken on the Company’s 2013 tax return is reflected in the change in estimate of prior year income tax expense. In addition, the adoption of the repair tax deduction allowed for a benefit which is reflected in property related items.  Beginning in the second quarter of 2014, the return to customers of the repair tax benefit is reflected under Repair Regulatory Liability. This will be fully returned to customers in 2018. Provisions for uncertain tax positions were recorded to reflect the possible challenge of the Company’s methodology for determining its repair deduction as required by FASB ASC 740. In 2017, the Company assessed new information in regards the previously recorded provision for uncertain tax positions and released a portion of the provision. In the quarter ended December 31, 2017 the Company recorded provisional charges to tax expense to account for the estimated impact of the Tax Act.

NOTE 3:  COMMON STOCK

The Company has 25,000,000 authorized shares of common stock, no par value.  A summary of the changes in the common stock accounts for the period January 1, 2015 through December 31, 2017, appears below:

(in thousands, except share data)	Shares	Issuance Amount	Expense	Total
Balance, January 1, 2015	11,124,630	$145,774	$(4,090)	$141,684
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	25,575	1,314	—	1,314
Dividend Reinvestment Plan	42,677	1,536	—	1,536
Balance, December 31, 2015	11,192,882	148,624	(4,090)	144,534
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	22,128	(405)	—	(405)
Dividend Reinvestment Plan	33,448	1,610	—	1,610
Balance, December 31, 2016	11,248,458	149,829	(4,090)	145,739
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	5,925	645	—	645
Shares issued to acquire regulated water companies	785,814	43,853	—	43,853
Dividend Reinvestment Plan	24,819	1,404	—	1,404
Balance, December 31, 2017 (1)	12,065,016	$195,731	$(4,090)	$191,641

(1)	Includes 56,523 restricted shares and 205,329 common stock equivalent shares issued through the Performance Stock Programs through December 31, 2017.

The Company may not pay any dividends on its common stock unless full cumulative dividends to the preceding dividend date for all outstanding shares of Preferred Stock of the Company have been paid or set aside for payment.  All such Preferred Stock dividends have been paid.

CONNECTICUT WATER SERVICE, INC.

NOTE 4:  RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 2015 through December 31, 2017, appears below:

(in thousands, except per share data)	2017	2016	2015
Balance, beginning of year	$91,213	$80,378	$69,370
Net Income	25,054	23,387	22,761
Sub-total	116,267	103,765	92,131
Impact of Tax Act on excess accumulated deferred income tax	70	—	—
Dividends declared:
Cumulative Preferred Stock, Series A, $0.80 per share	12	12	12
Cumulative Preferred Stock, Series $0.90, $0.90 per share	26	26	26
Common Stock:
$1.175, $1.115 and $1.05 per Common Share in 2017, 2016 and 2015, respectively	13,882	12,514	11,715
Total Dividends Declared	13,920	12,552	11,753
Balance, end of year	$102,417	$91,213	$80,378

NOTE 5: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income/(Loss) (“AOCI”) by component, net of tax, for the years ended December 31, 2017, 2016, and 2015, appear below:

(in thousands)	Unrealized Gains on Investments	Defined Benefit Items	Total
Balance as of January 1, 2015 (a)	$298	$(1,901)	$(1,603)
Other Comprehensive Income (Loss) Before Reclassification	(195)	582	387
Amounts Reclassified from AOCI	97	184	281
Net current-period Other Comprehensive Income (Loss)	(98)	766	668
Balance as of December 31, 2015	$200	$(1,135)	$(935)
Other Comprehensive (Loss) Income Before Reclassification	24	(227)	(203)
Amounts Reclassified from AOCI	11	203	214
Net current-period Other Comprehensive (Loss) Income	35	(24)	11
Balance as of December 31, 2016	$235	$(1,159)	$(924)
Other Comprehensive Income (Loss) Before Reclassification	152	74	226
Amounts Reclassified from AOCI	55	215	270
Net current-period Other Comprehensive Income (Loss)	207	289	496
Balance as of December 31, 2017	$442	$(870)	$(428)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

CONNECTICUT WATER SERVICE, INC.

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Consolidated Statements of Income for the for the years ended December 31, 2017, 2016, and 2015:

Details about Other AOCI Components (in thousands)	Amounts Reclassified from AOCI for the Year Ended December 31, 2017(a)	Amounts Reclassified from AOCI for the Year Ended December 31, 2016(a)	Amounts Reclassified from AOCI for the Year Ended December 31, 2015(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$84	$17	$148	Other
Tax expense	(29)	(6)	(51)	Other
Total Reclassified from AOCI	55	11	97

Amortization of Recognized Net Gain from Defined Benefit Items	325	308	281	Other (b)
Tax expense	(110)	(105)	(97)	Other
Total Reclassified from AOCI	215	203	184

Total Reclassifications for the period, net of tax	$270	$214	$281

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

CONNECTICUT WATER SERVICE, INC.

The following tables summarize our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2017 and 2016.  These instruments are included in “Other Property and Investments” on the Company’s Consolidated Balance Sheets:

December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Asset Type:
Money Market Fund	$70	$—	$—	$70
Mutual Funds:
Equity Funds (1)	2,051	—	—	2,051
Fixed Income Funds (2)	642	—	—	642
Total	$2,763	$—	$—	$2,763

December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Asset Type:
Money Market Fund	$122	$—	$—	$122
Mutual Funds:
Equity Funds (1)	1,662	—	—	1,662
Fixed Income Funds (2)	534	—	—	534
Total	$2,318	$—	$—	$2,318

(1)	Mutual funds consisting primarily of equity securities.

(2)	Mutual funds consisting primarily of fixed income securities.

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

COMPANY OWNED LIFE INSURANCE – The fair value of Company Owned Life Insurance is based on the cash surrender value of the contracts. These contracts are based principally on a referenced pool of investment funds that actively redeem shares and are observable and measurable and are presented on the “Other Property and Investments” line item of the Company’s Consolidated Balance Sheets. The value of Company Owned Life Insurance at December 31, 2017 and 2016 was $3,925,000 and $3,075,000, respectively.

LONG-TERM DEBT – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company for similar marketable securities.  As of December 31, 2017 and 2016, the estimated fair value of the Company’s long-term debt was $268,628,000 and $210,463,000, respectively, as compared to the carrying amounts of $258,272,000 and $202,365,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is the benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

ADVANCES FOR CONSTRUCTION – Customer advances for construction have a carrying amount of $20,024,000 and $19,127,000 at December 31, 2017 and 2016, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

The fair values shown above have been reported to meet the disclosure requirements of FASB ASC 825, “Financial Instruments” (“FASB ASC 825”) and do not purport to represent the amounts at which those obligations would be settled.

CONNECTICUT WATER SERVICE, INC.

NOTE 7:  LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following:

(in thousands)			2017	2016
4.09%	CTWS	Term Loan Note and Supplement A, Due 2027	$12,358	$13,437
4.15%	CTWS	CoBank Term Note Payable, Due 2037	14,881	—
Total CTWS			27,239	13,437
Var.	Connecticut Water	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	Connecticut Water	2004 Series A, Due 2028	5,000	5,000
Var.	Connecticut Water	2004 Series B, Due 2028	4,550	4,550
5.00%	Connecticut Water	2011 A Series, Due 2021	22,920	23,115
3.16%	Connecticut Water	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	Connecticut Water	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	Connecticut Water	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	Connecticut Water	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	Connecticut Water	CoBank Note Payable, Due 2033	14,550	14,550
4.36%	Connecticut Water	CoBank Note Payable, Due May 2036	30,000	30,000
4.04%	Connecticut Water	CoBank Note Payable, Due July 2036	19,930	19,930
3.53%	Connecticut Water	NY Life Senior Note, Due September 2037	35,000	—
Total The Connecticut Water Company			199,060	164,255
4.75%	HVWC	2011 Farmington Bank Loan, Due 2034	4,464	—
3.05%	Avon Water	Mortgage Note Payable, Due 2033	3,302	—
8.95%	Maine Water	1994 Series G, Due 2024	6,300	7,200
2.68%	Maine Water	1999 Series J, Due 2019	170	254
0.00%	Maine Water	2001 Series K, Due 2031	574	615
2.58%	Maine Water	2002 Series L, Due 2022	60	67
1.53%	Maine Water	2003 Series M, Due 2023	321	341
1.73%	Maine Water	2004 Series N, Due 2024	341	371
0.00%	Maine Water	2004 Series O, Due 2034	113	120
1.76%	Maine Water	2006 Series P, Due 2026	361	391
1.57%	Maine Water	2009 Series R, Due 2029	207	217
0.00%	Maine Water	2009 Series S, Due 2029	538	583
0.00%	Maine Water	2009 Series T, Due 2029	1,509	1,634
0.00%	Maine Water	2012 Series U, Due 2042	148	154
1.00%	Maine Water	2013 Series V, Due 2033	1,310	1,335
2.52%	Maine Water	CoBank Note Payable, Due 2017	—	1,965
4.24%	Maine Water	CoBank Note Payable, Due 2024	4,500	4,500
4.18%	Maine Water	CoBank Note Payable, Due 2026	5,000	—
7.72%	Maine Water	Series L, Due 2018	2,250	2,250
2.40%	Maine Water	Series N, Due 2022	1,026	1,101
1.86%	Maine Water	Series O, Due 2025	750	790
2.23%	Maine Water	Series P, Due 2028	1,264	1,294
0.01%	Maine Water	Series Q, Due 2035	1,678	1,771
1.00%	Maine Water	Series R, Due 2025	2,009	2,250
Various	Maine Water	Various Capital Leases	2	8
Total The Maine Water Company			30,431	29,211
Add: Acquisition Fair Value Adjustment			(51)	321
Less: Current Portion			(6,173)	(4,859)
Less: Unamortized Debt Issuance Expense			(4,905)	(5,318)
Total Long-Term Debt			$253,367	$197,047

CONNECTICUT WATER SERVICE, INC.

The Company’s required principal payments for the years 2018 through 2022 are as follows:

(in thousands)
2018	$6,173
2019	$4,054
2020	$12,086
2021	$26,227
2022	$19,125

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

On September 28, 2017, Connecticut Water completed the issuance of $35,000,000 aggregate principal amount of its 3.53% unsecured Senior Notes due September 25, 2037 (the “Senior Notes”). The Senior Notes were issued pursuant to the Note Purchase Agreement dated as of September 28, 2017 (the “Purchase Agreement”) between and among Connecticut Water, NYL Investors, LLC (“NY Life”), as agent, and the Purchasers listed in the Purchaser Schedule attached to the Purchase Agreement, in a private placement financing exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds of the sale of the Senior Notes were used by Connecticut Water to repay loans from the Company the proceeds of which were used for capital expenditure projects by Connecticut Water. The Senior Notes bear interest at the rate of 3.53% per annum, payable semi-annually on March 27 and September 27 of each year commencing on March 27, 2018. The principal amount of the Senior Notes, if not previously paid, shall be due on September 25, 2037. The Senior Notes are callable in whole or in part, subject to a make-whole amount.

During the year ending December 31, 2017, the Company paid approximately $119,000 related to CTWS’s 2017 CoBank issuance as well as $1,079,000 related to CTWS’s Term Loan Note issued as part of the 2012 acquisition of Maine Water, approximately $1,815,000 in sinking funds related to Maine Water’s outstanding bonds, an additional $1,965,000 related to a CoBank loan to Maine Water that matured in 2017, approximately $88,000 related to HVWC’s mortgage loan and $129,000 related to Avon Water’s mortgage loan.

CONNECTICUT WATER SERVICE, INC.

Financial Covenants – The Company is required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company was in compliance with all covenants at December 31, 2017.

NOTE 8:  PREFERRED STOCK

The Company’s Preferred Stock at December 31, consisted of the following:

(in thousands, except share data)	2017	2016
Connecticut Water Service, Inc.
Cumulative Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares	$300	$300
Cumulative Series $0.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares, Issued and Outstanding 29,499	472	472
Total Preferred Stock	$772	$772

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

NOTE 9:  BANK LINES OF CREDIT

The Company maintains a $15.0 million line of credit agreement with CoBank, ACB, that is currently scheduled to expire on July 1, 2020.  The Company maintains an additional line of credit of $45.0 million with RBS Citizens, N.A., with an expiration date of April 25, 2021.  Additionally, Avon Water maintains a $3.0 million line of credit with Northwest Community Bank, with an expiration date of September 30, 2018. As of December 31, 2017 the total lines of credit available to the Company were $63.0 million.  As of December 31, 2017 and 2016, the Company had $19.3 million and $33.0 million of “Interim Bank Loans Payable”, respectively.  As of December 31, 2017, the Company had $43.7 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

At December 31, 2017 and 2016, the weighted average interest rates on these short-term borrowings outstanding was 3.4% and 2.7%, respectively.

CONNECTICUT WATER SERVICE, INC.

NOTE 10:  UTILITY PLANT

The components of utility plant and equipment at December 31, were as follows:

(in thousands)	2017	2016
Land	$15,120	$13,724
Source of supply	38,448	36,405
Pumping	51,639	38,902
Water treatment	129,428	84,594
Transmission and distribution	605,587	530,716
General	88,492	75,438
Held for future use	219	432
Acquisition Adjustment	(1,644)	(2,351)
Total	$927,289	$777,860

The amounts of depreciable utility plant at December 31, 2017 and 2016 included in total utility plant were $830,907,000 and $719,070,000, respectively.  Non-depreciable plant is primarily funded through CIAC.

NOTE 11:  TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

(in thousands)	2017	2016	2015
Municipal Property Taxes	$9,580	$8,501	$7,896
Payroll Taxes	1,361	1,295	1,398
Total Taxes Other than Income Taxes	$10,941	$9,796	$9,294

NOTE 12:  LONG-TERM COMPENSATION ARRANGEMENTS

The Company has accrued for long-term compensation arrangements as of December 31 as follows:

(in thousands)	2017	2016
Defined Benefit Pension Plan	$15,486	$16,628
Post-Retirement Benefit Other than Pension	5,060	5,246
Supplemental Executive Retirement Plan	8,796	8,688
Deferred Compensation	3,289	2,932
Other Long-Term Compensation	18	46
Total Long-Term Compensation Arrangements	$32,649	$33,540

Investment Strategy – The Corporate Finance and Investments Committee (the “Committee”) reviews and approves the investment strategy of the investments made on behalf of various pension and post-retirement benefit plans provided by the Company and certain of its subsidiaries.  The Company uses a variety of mutual funds, managed by different fund managers, to achieve its investment goals.  The Committee wants to ensure that the plans establish a target mix that is expected to achieve investment objectives, by assuring a broad diversification of investment assets among investment types, while avoiding short-term changes to the target asset mix, unless unusual market conditions make such a move appropriate to reduce risk.

CONNECTICUT WATER SERVICE, INC.

The targeted asset allocation ratios for those plans as set by the Committee at December 31:

	2017	2016
Equity	65%	65%
Fixed Income	35%	35%
Total	100%	100%

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

PENSION
Defined Benefit Plan – The Company and certain of its subsidiaries have a noncontributory defined benefit pension plan covering qualified employees.  In general, the Company’s policy is to fund accrued pension costs as permitted by federal income tax and The Employee Retirement Income Security Act of 1974 regulations.  The Company amortizes actuarial gains and losses over the average remaining service period of active participants.  A contribution of $2,971,000 was made in 2017 for the 2016 plan year.  The Company expects to make a contribution of approximately $3,807,000 in 2018 for the 2017 plan year.

Effective January 1, 2015, the Pension Plan was further amended and restated to consolidate prior amendments, and to comply with various legislative and regulatory developments.  The amended and restated Plan was submitted to the IRS with the Company’s application for a Determination Letter on January 29, 2016. The Plan received a determination letter from the IRS dated June 29, 2017.

The following tables set forth the benefit obligation and fair value of the assets of the Company’s defined benefit plans at December 31, the latest valuation date:

Pension Benefits (in thousands)	2017	2016
Change in benefit obligation:
Benefit obligation, beginning of year	$79,307	$75,845
Service cost	1,927	1,895
Interest cost	3,201	3,212
Actuarial loss (gain)	7,533	2,017
Benefits paid	(3,295)	(3,553)
Administrative expenses	(75)	(109)
Benefit obligation, end of year	$88,598	$79,307
Change in plan assets:
Fair value, beginning of year	$62,679	$56,613
Actual return on plan assets	10,832	4,203
Employer contributions	2,971	5,525
Benefits paid	(3,295)	(3,553)
Administrative expenses	(75)	(109)
Fair value, end of year	$73,112	$62,679
Funded Status	$(15,486)	$(16,628)
Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$—	$—
Current liability	—	—
Non-current liability	(15,486)	(16,628)
Net amount recognized	$(15,486)	$(16,628)

CONNECTICUT WATER SERVICE, INC.

The accumulated benefit obligation for all defined benefit pension plans was approximately $79,352,000 and $70,748,000 at December 31, 2017 and 2016, respectively.

Weighted-average assumptions used to determine benefit obligations at December 31:	2017	2016
Discount rate	3.60%	4.10%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2017	2016	2015
Discount rate	4.10%	4.30%	3.95%
Expected long-term return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	4.00%	4.00%	4.00%

The Company based its discount rate assumptions the Citigroup Above Median AA Pension Discount Curve.

The following table shows the components of periodic benefit costs:

Pension Benefits (in thousands)	2017	2016	2015
Components of net periodic benefit costs
Service cost	$1,927	$1,895	$2,152
Interest cost	3,201	3,212	3,114
Expected return on plan assets	(4,291)	(4,080)	(3,847)
Amortization of:
Prior service cost	16	16	16
Net loss	2,064	2,049	2,979
Net Periodic Pension Benefit Costs	$2,917	$3,092	$4,414

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset:

Pension Benefits (in thousands)	2017	2016
Change in net loss	$1,104	$1,866
Change in prior service cost	—	—
Other - regulatory action	—	—
Amortization of prior service cost	(16)	(16)
Amortization of net loss	(2,015)	(1,998)
Total recognized to Regulatory Asset	$(927)	$(148)

The following table shows the other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (“OCI”):

Pension Benefits (in thousands)	2017	2016
Change in net (gain) loss	$(112)	$28
Change in prior service cost	—	—
Amortization of prior service cost	—	—
Amortization of net loss	(49)	(51)
Total recognized to OCI	$(161)	$(23)

CONNECTICUT WATER SERVICE, INC.

Amounts Recognized as a Regulatory Asset at December 31: (in thousands)	2017	2016
Prior service cost	$55	$70
Net loss	11,284	12,196
Total Recognized as a Regulatory Asset	$11,339	$12,266

Amounts Recognized in OCI at December 31: (in thousands)	2017	2016	2015
Transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net loss	154	315	338
Total Recognized in Other Comprehensive Income	$154	$315	$338

Estimated Net Periodic Benefit Cost Amortizations for the periods January 1 - December 31,: (in thousands)	2018
Amortization of transition obligation	$—
Amortization of prior service cost	15
Amortization of net loss	2,679
Total Estimated Net Periodic Benefit Cost Amortizations	$2,694

Plan Assets
The Company’s pension plan weighted-average asset allocations at December 31, 2017 and 2016 by asset category were as follows:

	2017	2016
Equity	65%	65%
Fixed Income	35%	35%
Total	100%	100%

CONNECTICUT WATER SERVICE, INC.

See Note 6, “Fair Value of Financial Instruments”, for discussion on how fair value is determined.  The fair values of the Company’s pension plan assets at December 31, 2017 and 2016 were as follows:

2017
(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$1,579	$—	$—
Mutual Funds:
Fixed Income Funds (1)	23,752	—	—
Equity Funds (2)	47,781	—	—
Total	$73,112	$—	$—

2016
(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$1,174	$—	$—
Mutual Funds:
Fixed Income Funds (1)	21,070	—	—
Equity Funds (2)	40,435	—	—
Total	$62,679	$—	$—

(1)	Mutual funds consisting primarily of fixed income securities.

(2)	Mutual funds consisting primarily of equity securities.

The plan’s expected future benefit payments are:

(in thousands)
2018	$4,680
2019	5,104
2020	5,042
2021	5,215
2022	5,230
Years 2021 – 2025	27,896

POST-RETIREMENT BENEFITS OTHER THAN PENSION (“PBOP”) – In addition to providing pension benefits, Connecticut Water and Maine Water, provide certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust.  Covered employees may become eligible for these benefits if they retire on or after age 55 with 10 years of service.  The contribution for calendar years 2017 and 2016 was $12,000 and $12,000, respectively.

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

A former subsidiary company, Barnstable Holding, which was dissolved effective December 29, 2016, also provided certain health care benefits to eligible retired employees. These health care benefits to former employees are now the responsibility of the Company. Former employees of Barnstable Holding became eligible for these benefits if they retired on or after age 65 with at least 15 years of service.  Post-65 medical coverage was provided for retired employees up to a maximum coverage of

CONNECTICUT WATER SERVICE, INC.

$500 per quarter. Barnstable Holding’s PBOP currently is not funded.  Barnstable Holding no longer has any employees; therefore, no new participants will be entering Barnstable Holding’s PBOP.  The tables below do not include Barnstable Holding’s PBOP.  Barnstable Holding’s PBOP had a Benefit Obligation of $47,000 and $49,000 at December 31, 2017 and 2016, respectively.  Additionally, this plan did not hold any assets as of December 31, 2017 and 2016.  Barnstable Holding’s PBOP’s net periodic benefit costs were less than $1,000 in 2017 and 2016.

The following tables set forth the benefit obligation and fair value of the assets of Connecticut Water and Maine Water’s PBOP at December 31, the latest valuation date:

PBOP Benefits (in thousands)	2017	2016
Change in benefit obligation:
Benefit obligation, beginning of year	$13,542	$13,192
Service cost	335	376
Interest cost	511	541
Plan participant contributions	163	151
Actuarial (gain)	384	(351)
Benefits paid	(462)	(367)
Benefit obligation, end of year	$14,473	$13,542
Change in plan assets:
Fair value, beginning of year	$8,345	$8,203
Actual return on plan assets	1,402	346
Employer contributions	12	12
Plan participant contributions	163	151
Benefits paid	(462)	(367)
Fair value, end of year	$9,460	$8,345
Funded Status	$(5,013)	$(5,197)
Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$—	$—
Current liability	—	—
Non-current liability	(5,013)	(5,197)
Net amount recognized	$(5,013)	$(5,197)

Weighted-average assumptions used to determine benefit obligations at December 31:	2017	2016
Discount rate	3.50%	3.95%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2017	2016	2015
Discount rate	3.95%	4.15%	3.80%
Expected long-term return on plan assets	4.50%	4.50%	4.50%

The Company based its discount rate assumptions the Citigroup Above Median AA Pension Discount Curve.

CONNECTICUT WATER SERVICE, INC.

The following table shows the components of periodic benefit costs:

PBOP Benefits (in thousands)	2017	2016	2015
Components of net periodic benefit costs
Service cost	$335	$376	$458
Interest cost	511	541	562
Expected return on plan assets	(354)	(341)	(324)
Other	225	225	225
Amortization of:
Prior service credit	(181)	(400)	(571)
Recognized net loss	(78)	39	388
Net Periodic Post Retirement Benefit Costs	$458	$440	$738

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory liability:

PBOP Benefits (in thousands)	2017	2016
Change in net gain	$(664)	$(356)
Amortization of prior service cost	181	400
Amortization of net loss	78	(39)
Other regulatory amortization	(67)	(236)
Total recognized to Regulatory Liability	$(472)	$(231)

Amounts Recognized as a Regulatory Liability Asset at December 31: (in thousands)	2017	2016
Transition obligation	$—	$—
Prior service cost	(1)	(182)
Net loss	(1,116)	(531)
Other regulatory asset	186	254
Total Recognized as a Regulatory Liability	$(931)	$(459)

The “Other regulatory amortization” and “Other regulatory asset” shown above refers to costs whose recovery was authorized by PURA and MPUC with the adoption of Statement of Financial Accounting Standard 106, “Employers’ Accounting for Post-Retirement Benefits Other than Pension”, now ASU No. 715. There were no other changes in plan assets and benefit obligations recognized as a regulatory asset.

Estimated Benefit Cost Amortizations for the periods January 1 - December 31:(in thousands)	2018
Amortization of transition obligation	$—
Amortization of prior service credit	(1)
Amortization of net loss	(20)
Total Estimated Net Periodic Benefit Cost Amortizations	$(21)

Assumed health care cost trend rates at December 31:	2017		2016
	Medical	Dental	Medical	Dental
Health care cost trend rate assumed for next year (1)	8.25%	8.25%	8.25%	8.25%
Rate to which the cost trend rate is assumed to decline	4.75%	4.75%	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2025	2025	2024	2024

(1) – Zero percent trend rate from 2016 to 2017.

CONNECTICUT WATER SERVICE, INC.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects on Connecticut Water and Maine Water’s plan and would have no impact on the Barnstable Holding plan:

(in thousands)	1 Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$44	$(41)
Effect on post-retirement benefit obligation	$681	$(634)

Plan Assets
Connecticut Water and Maine Water’s other post-retirement benefit plan weighted-average asset allocations at December 31, 2017 and 2016 by asset category were as follows:

	2017	2016
Equity	69%	64%
Fixed Income	31%	36%
Total	100%	100%

See Note 6, “Fair Value of Financial Instruments”, for discussion on how fair value is determined.  The fair values of the Company’s PBOP assets at December 31, 2017 and 2016 were as follows:

2017
(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market	$139	$—	$—
Mutual Funds:
Fixed Income Funds (1)	2,821	—	—
Equity Funds (2)	6,500	—	—
Total	$9,460	$—	$—

2016
(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market	$222	$—	$—
Mutual Funds:
Fixed Income Funds (1)	2,770	—	—
Equity Funds (2)	5,353	—	—
Total	$8,345	$—	$—

(1)	Mutual funds consisting primarily of fixed income securities.

(2)	Mutual funds consisting primarily of equity securities.

Cash Flows
The Company contributed $12,000 to its other post-retirement benefit plan in 2017 for plan year 2017.  The Company does not expect to make a contribution in 2018 for plan year 2018.

CONNECTICUT WATER SERVICE, INC.

Expected future benefit payments are:

(in thousands)
2018	$475
2019	545
2020	622
2021	693
2022	743
Years 2021 – 2025	4,688

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (“SERP”) – The Company and certain of its subsidiaries provide additional pension benefits to senior management through supplemental executive retirement contracts.  The additional pension supplement from the SERP results in participants receiving the same overall relative benefit as other eligible employees enrolled in the Company’s pension plan. At December 31, 2017 and 2016, the actuarial present values of the projected benefit obligation of these contracts were $8,718,000 and $8,570,000, respectively.  Expense associated with these contracts was approximately $970,000 for 2017, $1,012,000 for 2016, and $1,034,000 for 2015 and is reflected in “Other Income (Deductions), Net of Taxes” in the Consolidated Statements of Income.

Included in “Other Property and Investments” at December 31, 2017 and 2016 is $6,688,000 and $5,393,000 of investments purchased by the Company to fund these obligations, primarily consisting of life insurance contracts.  The remaining assets are carried at cash surrender value and are included in Note 6, “Fair Value of Financial Instruments”.

SAVINGS PLAN (“401(k)”) – The Company and certain of its subsidiaries maintain an employee savings plan which allows participants to contribute from 1% to 50% of pre-tax compensation, plus for those aged 50 years and older, catch-up contributions as allowed by law.  Effective January 1, 2009, the Company changed its 401(k) plan to meet the requirements of a special IRS safe harbor.  Under the provisions of this safe harbor plan, the Company will make an automatic contribution of 3% of compensation for all eligible employees, even if employees do not make their own contributions.  For employees hired after January 1, 2009 and ineligible to participate in the Company’s pension plan, the Company will contribute an additional 1.5% of compensation.  The plan was further amended and restated, effective as of January 1, 2016, as required to comply with IRS rules regarding pre-approved volume submitter plans. The savings plan was amended by the Board of Directors effective February 27, 2017 to admit eligible HVWC employees and effective July 1, 2017 to admit eligible employees who were previously employed by Avon Water. The Company contribution charged to expense in 2017, 2016, and 2015 was $750,000, $663,000, and $601,000, respectively.

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

The Company’s 2014 Performance Stock Program (“2014 PSP”), approved by shareholders in 2014, authorizes the issuance of up to 450,000 shares of Company Common Stock.  As of December 31, 2017, there were 370,293 shares available for grant and payment of dividend equivalents on shares previously awarded under the 2014 PSP. There are five forms of awards available under the 2014 PSP: Restricted Stock, Performance Shares, Cash Units, Stock Appreciation Rights (“SAR”) and Other Awards, including Restricted Stock Units.

The Company’s 2004 Performance Stock Program (“2004 PSP”), approved by shareholders in 2004, authorized the issuance of up to 700,000 shares of Company Common Stock.  As of December 31, 2017, there were 259,712 shares available for payment of dividend equivalents on shares previously awarded under the 2004 PSP.

Under the original Plan (“1994 PSP”) there were 700,000 shares authorized for issuance and 218,105 shares available for payment of dividend equivalents on shares previously awarded under the 1994 PSP as performance shares at December 31, 2017.

CONNECTICUT WATER SERVICE, INC.

Under the 2014 PSP, restricted shares of Common Stock, common stock equivalents, cash units, SAR or other awards may be awarded annually to officers and key employees.  Based upon the occurrence of certain events, including the achievement of goals established by the Compensation Committee, the restrictions on the stock can be removed. Amounts charged to expense on account of restricted shares of Common Stock, common stock equivalents or cash units pursuant to the 2014 PSP, 2004 PSP and 1994 PSP were $1,554,000, $948,000, and $1,677,000, for 2017, 2016, and 2015, respectively.

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

Restricted Stock and Common Stock Equivalents (Performance-Based) – The following tables summarize the performance-based restricted stock amounts and activity for the years ended December 31, 2017 and 2016:

	2017		2016
	Number of Shares	Grant Date Weighted Average Fair Value	Number of Shares	Grant Date Weighted Average Fair Value
Non-vested at beginning of year	35,142	$37.66	39,997	$34.59
Granted	9,719	53.73	21,110	39.70
Vested	(8,066)	37.86	(19,077)	34.16
Forfeited	(11,020)	42.84	(6,888)	35.81
Non-vested at end of year	25,775	$41.44	35,142	$37.66

Upon meeting specific performance targets, approximately 16,000 shares, reduced for actual performance targets achieved in 2017, will begin vesting in the first quarter of 2018 and the remaining earned shares will vest over two years.  The cost is being recognized ratably over the vesting period.  The aggregate intrinsic value of performance-based restricted stock as of December 31, 2017 was $722,000.

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

CONNECTICUT WATER SERVICE, INC.

Financial data for reportable segments is as follows:

(in thousands)	Revenues	Depreciation	Other Operating Expenses	Other Income (Deductions)	Interest Expense (net of AFUDC)	Income Taxes	Net Income (Loss)
For the year ended December 31, 2017
Water Operations	$108,525	$16,684	$59,068	$(1,682)	$8,067	$(830)	$23,854
Real Estate Transactions	212	—	157	—	—	22	33
Services and Rentals	5,112	5	2,964	—	—	976	1,167
Total	$113,849	$16,689	$62,189	$(1,682)	$8,067	$168	$25,054
For the year ended December 31, 2016
Water Operations	$100,001	$13,905	$54,100	$(1,822)	$5,718	$2,234	$22,222
Real Estate Transactions	8	—	4	—	—	58	(54)
Services and Rentals	5,307	25	3,189	—	—	874	1,219
Total	$105,316	$13,930	$57,293	$(1,822)	$5,718	$3,166	$23,387
For the year ended December 31, 2015
Water Operations	$97,472	$12,871	$57,474	$(1,158)	$6,206	$(1,255)	$21,018
Real Estate Transactions	14	—	22	—	—	(357)	349
Services and Rentals	5,602	3	3,362	—	—	843	1,394
Total	$103,088	$12,874	$60,858	$(1,158)	$6,206	$(769)	$22,761

The Revenues shown in Water Operations above consist of revenues from water and wastewater customers of $107,054,000, $98,667,000 and $96,041,000 in the years 2017, 2016, and 2015, respectively.  Additionally, there were revenues associated with utility plant leased to others of $1,471,000, $1,334,000 and $1,431,000 in the years 2017, 2016, and 2015, respectively which are reflected in “Other Utility Income, Net of Taxes” on the Consolidated Statements of Income. The revenues from water and wastewater customers for the the years ended December 31, 2017, 2016, and 2015 include $4,286,000, $1,132,000 and $1,583,000 in additional revenues related to the implementation of the WRA, respectively.

The table below shows assets by segment at December 31:

in thousands):	2017	2016
Total Plant and Other Investments:
Water	$707,362	$609,508
Non-Water	1,023	959
Total Plant and Other Investments	708,385	610,467
Other Assets:
Water	188,590	171,674
Non-Water	1,808	2,361
Total Other Assets	190,398	174,035
Total Assets	$898,783	$784,502

CONNECTICUT WATER SERVICE, INC.

NOTE 15: ACQUISITIONS

The Heritage Village Water Company Acquisition
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

The acquisition was executed through a stock-for-stock merger transaction valued at approximately $16.9 million. Holders of HVWC common stock received shares of the Company’s common stock in a tax-free exchange. In addition, the transaction reflected a total enterprise value of HVWC of approximately $21.5 million, with the $16.9 million paid to shareholders in a stock exchange and the assumption by the Company of approximately $4.6 million of debt held by HVWC at the time of the acquisition.

The Company received regulatory approval from MPUC on September 28, 2016 and from PURA on December 5, 2016, to proceed with the transaction. The shareholders of HVWC voted to approve the acquisition at a special meeting of HVWC’s shareholders held on February 27, 2017.

On February 27, 2017, the Company completed the acquisition of HVWC by completing the merger of the Companys’s wholly-owned subsidiary HAC, Inc. with and into HVWC, with HVWC as the surviving corporation, pursuant to the terms of the Merger Agreement and Connecticut corporate law. Upon the effective time of the Merger, the holders of HVWC’s 1,620 issued and outstanding shares of common stock to receive an aggregate of 300,445 shares of the Company’s common stock in a tax-free exchange.

The Avon Water Company Acquisition
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

On February 10, 2017, Connecticut Water received regulatory approval from MPUC and on April 12, 2017, Connecticut Water received regulatory approval from PURA to proceed with the transaction. The shareholders of Avon Water voted to approve the acquisition at a special meeting of Avon Water’s shareholders held on June 16, 2017.

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

While the purchase price allocation of HVWC has been completed, the Company is still in the process of finalizing the purchase price allocation of Avon Water as additional information becomes available. The following table summarizes the fair value of the HVWC assets acquired on February 27, 2017 and the Avon Water assets on July 1, 2017, the dates of the acquisitions (in thousands):

CONNECTICUT WATER SERVICE, INC.

	HVWC	Avon Water
Net Utility Plant	$28,861	$28,330
Cash and Cash Equivalents	1,336	455
Accounts Receivable, net	355	379
Prepayments and Other Current Assets	179	243
Accrued Unbilled Revenues	47	467
Materials and Supplies, at Average Cost	63	151
Goodwill	12,777	23,812
Unrecovered Income Taxes - Regulatory Asset	—	3,619
Deferred Charges and Other Costs	343	799
Total Assets Acquired	$43,961	$58,255

Long-Term Debt, including current portion	$4,642	$3,145
Accounts Payable and Accrued Expenses	149	584
Interim Bank Loans Payable	—	2,500
Other Current Liabilities	238	32
Advances for Construction	1,897	1,537
Deferred Federal and State Income Taxes	1,680	1,880
Unfunded Future Income Taxes	—	3,619
Other Long-Term Liabilities	—	314
Total Liabilities Assumed	$8,606	$13,611

Contributions in Aid of Construction	18,452	11,560

Net Assets Acquired	$16,903	$33,084

The estimated fair values of the assets acquired and the liabilities assumed were determined based on the accounting guidance for fair value measurement under GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value analysis assumes the highest and best use of the assets by market participants. The allocation of the purchase price includes an adjustment to fair value related to the fair value of HVWC’s and Avon Water’s long term debt and any associated deferred taxes. Since HVWC and Avon Water are regulated companies, the book value of most of the assets and liabilities acquired are considered fair value because those assets and liabilities are used in the rate setting process. The excess of the purchase price paid over the estimated fair value of the assets acquired and the liabilities assumed was recognized as goodwill, none of which is deductible for tax purposes. Goodwill recognized as part of the acquisitions of HVWC and Avon Water are a part of the Company’s Water Operations segment.

CONNECTICUT WATER SERVICE, INC.

The following unaudited pro forma summary for the years ended December 31, 2017, 2016, and 2015 presents information as if HVWC and Avon Water had each been acquired on January 1, 2015 and assumes that there were no other changes in our operations.  The following pro forma information does not necessarily reflect the actual results that would have occurred had the Company operated the businesses since January 1, 2015, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

	2017	2016	2015
Operating Revenues	$109,715	$107,309	$103,617
Other Water Activities Revenues	1,554	1,498	1,583
Real Estate Revenues	212	8	14
Service and Rentals Revenues	5,121	5,417	5,680
Total Revenues	$116,602	$114,232	$110,894

Net Income	$25,040	$24,300	$23,843

Basic Earnings per Average Share Outstanding	$2.12	$2.06	$2.03
Diluted Earnings per Average Share Outstanding	$2.08	$2.02	$2.00

The following table summarizes the results of HVWC and Avon Water from the dates of acquisition to December 31, 2017 (from February 27, 2017 for HVWC and July 1, 2017 for Avon Water) and is included in the Consolidated Statement of Income for the period (in thousands):

Period ending December 31, 2017
Operating Revenues	$5,802
Other Water Activities Revenues	74
Real Estate Revenues	—
Service and Rentals Revenues	28
Total Revenues	$5,904

Net Income	$1,519

Basic Earnings per Average Share Outstanding	$0.13
Diluted Earnings per Average Share Outstanding	$0.13

CONNECTICUT WATER SERVICE, INC.

NOTE 16:  COMMITMENTS AND CONTINGENCIES

Water Supply – Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and remains in effect for a minimum of fifty years upon the effective date. Connecticut Water will pay RWA $75,000 per year, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement. Connecticut Water has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water agrees to purchase 283 million gallons of water annually from MDC. Connecticut Water has a 99 year lease with 19 Perry Street to obtain well water for its public water supply system. The agreement became effective in 1975 and is based on current water rates in effect each year. There is no limitation on the amount of water that can be withdrawn from the leased property. Maine Water has an agreement with the Kenebec Water District for potable water service. The agreement was extended and became effective on November 7, 2015 for a new term of 5 years. Water sales to Maine Water are billed at a flat rate per gallon plus the monthly minimum tariff rate for a 4-inch metered service. During 2017, 2016, and 2015, the Company spent $1,532,000, $1,556,000 and $1,112,000, respectively, on water purchased under these agreements. The Company’s expected payments related to these agreements for the years 2018 through 2022 will be as follows:

(in thousands)
2018	$1,524
2019	$1,567
2020	$1,528
2021	$1,476
2022	$1,524

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

On the 2012 tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS temporary tangible property regulations. On the 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. On February 11, 2014, the Company was notified by the IRS that its Federal tax filing for 2012 would be reviewed. This review, which began in the first quarter of 2014 and was completed in the first quarter of 2015, resulted in no change to the tax liability. Since the Company had previously recorded a provision for the possible disallowance of the repair deduction in those prior periods, the completion of the audit resulted in the reversal of the reserves in the amount of $1,185,000. During the year ended December 31, 2017 new information caused the Company to undertake a review of its provision recorded associated with the repair deduction. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities. During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000 in the first quarter of 2017. During the Company’s review of the position through the quarter ended June 30, 2017, the impact of new information on Connecticut Water caused management to reassess the previously recorded provision. The reassessment resulted in the reversal of a portion of the provision in the amount of $2,445,000. During the quarter ended September 30, 2017 an additional $810,000 was reversed due to statute expiration. In the quarter ended December 31, 2017, continued analysis resulted in the reversal of a portion of the provision in the amount of $1,620,000 for a total reversal of $6,039,000. In addition, as required by FASB ASC 740, during the year ended December 31, 2017, the Company recorded a provision of $1.2 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $9.4 million in the prior year for a cumulative total of $4.6 million.

CONNECTICUT WATER SERVICE, INC.

The Company remains subject to examination by federal and state tax authorities for the 2014 through 2016 tax years. On April 26, 2017, Avon Water was notified by the IRS that its stand-alone Federal tax filing for 2015 was selected to be reviewed beginning in the second quarter of 2017. The Company believes that the deductions taken on Avon Water’s tax return are appropriate; therefore no provision was recorded during the year ended December 31, 2017 as required by FASB ASC 740.

Purchases of Equity Securities by the Company – In May 2005, the Company adopted a common stock repurchase program (“Share Repurchase Program”).  The Share Repurchase Program allows the Company to repurchase up to 10% of its outstanding common stock, at a price or prices that are deemed appropriate.  As of December 31, 2017, no shares have been repurchased. Currently, the Company has no plans to repurchase shares under the Share Repurchase Program.

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

Rate Relief – The rates we charge our water and waste water customers in Connecticut and Maine are established under the jurisdiction of and are approved by PURA and MPUC, respectively.  Connecticut Water’s allowed return on equity and return on rate base, effective as of December 31, 2017 were 9.75% and 7.32%, respectively. HVWC’s blended water and wastewater allowed return on equity and return on rate base, effective December 31, 2017, were 10.10% and 7.19%, respectively. Avon Water’s allowed return on equity and return on rate base, effective December 31, 2017, were 10.00% and 7.79%, respectively. Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2017 were 9.50% and 7.96%, respectively.

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

Capital Expenditures – The Company has received approval from its Board of Directors to spend $66.2 million on capital expenditures in 2018, in part to fund improvements to water treatment plants and increased spending related to infrastructure improvements.

CONNECTICUT WATER SERVICE, INC.

NOTE 17:  QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data for the years ended December 31, 2017 and 2016 appears below:

(in thousands, except for per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2017	2016	2017	2016	2017	2016	2017	2016
Operating Revenues	$22,463	$21,552	$27,902	$26,055	$31,797	$29,477	$24,892	$21,583
Total Utility Operating Income	5,285	4,178	10,629	11,217	12,588	10,939	5,727	2,615
Net Income	4,068	3,148	8,418	9,943	10,716	9,535	1,852	761
Basic Earnings per Common Share	0.36	0.29	0.75	0.90	0.92	0.86	0.14	0.07
Diluted Earnings per Common Share	0.36	0.28	0.73	0.89	0.90	0.84	0.14	0.07

NOTE 18: SUBSEQUENT EVENTS

Proposed Merger with SJW

On March 14, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SJW Group, a Delaware corporation (“SJW”), and Hydro Sub, Inc., a Connecticut corporation and a direct wholly owned subsidiary of SJW (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of SJW (the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock (other than certain cancelled shares) will be converted into the right to receive 1.1375 shares of SJW common stock.

The Board of Directors approved, adopted and declared advisable and resolved to recommend to the Company’s shareholders the approval of the Merger Agreement and the Merger following a comprehensive review of the transaction. The Merger is subject to certain customary closing conditions, including, among other things, approval of the Merger Agreement by the Company’s shareholders, approval of the issuance of SJW common stock in the Merger by SJW’s stockholders, and regulatory approvals (including the approval of PURA and MPUC). The Merger is expected to close by year-end 2018.

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

3.5	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).
3.6*	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of March 14, 2018.
4.1	Bond Purchase Agreement dated as of March 12, 2004, among The Connecticut Water Company and A.G. Edwards & Sons, Inc. (Exhibit 4.18 to Form 10-Q for the quarter ended 3/31/04).
4.2	Indenture of Trust, dated as of March 1, 2004, between The Connecticut Water Company and U.S. Bank National Association, as Trustee. (Exhibit 4.19 to Form 10-Q for the quarter ended 3/31/04).
4.3	Reimbursement and Credit Agreement, dated as of March 1, 2004, between The Connecticut Water Company and Citizen’s Bank of Rhode Island. (Exhibit 4.20 to Form 10-Q for the quarter ended 3/31/04).
4.4	Letter of Credit issued by Citizen’s Bank of Rhode Island, dated as of March 4, 2004. (Exhibit 4.21 to Form 10-Q for the quarter ended 3/31/04).
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
10.2
Third Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan, as amended and restated as of August 11, 2017.  (Exhibit 4 to Form S-3, Registration Statement No. 333-220387, filed on September 8, 2017).

10.3	Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. (Exhibit 10.21 to Form 10-K for year ended 12/31/89).
10.4	2004 Performance Stock Program, as of April 23, 2004. (Appendix A to Proxy Statement dated 3/12/04).
10.5	First Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 7, 2004. (Exhibit 10.23f to Form 10-K for the year ended 12/31/05).
10.6	Second Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 1, 2008. (Exhibit 10.6 to Form 8-K filed on 1/30/08).

10.7	Connecticut Water Service, Inc. 2014 Performance Stock Program (filed as Appendix A to Company’s definitive proxy statement (DEF 14A) filed on March 28, 2014).
10.8	Form of Restricted Share Award Agreement for non-employee Directors under the Company’s 2014 Performance Stock Program. (Exhibit 10.8 to Form 10-K for the year ended December 31, 2017).
10.9	Form of Performance Unit Award Agreement (short-term vesting form) under the Company’s 2014 Performance Stock Program. (Exhibit 10.9 to Form 10-K for the year ended December 31, 2017).
10.10	Form of Performance Unit Award Agreement (long-term vesting form) under the Company’s 2014 Performance Stock Program. (Exhibit 10.10 to Form 10-K for the year ended December 31, 2017).

10.11
Form of Amended Restated Employment Agreement with the Company’s executive officers (Exhibit 10.19 to Form 10-K for year ended December 31, 2008), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Maureen P. Westbrook

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

10.14	First Amendment to Employment Agreement between the Company, the Maine Water Company and Judy E. Wallingford, dated March 8, 2013 (Exhibit 10.18 to Form 10-K for the year ended December 31, 2012).
10.15	Form of First Amendment to Amended and Restated Employment Agreement (Messrs. Thornburg, Benoit and Bancroft, and Ms. Westbrook) (Exhibit 10.1 to Form 8-K filed on 4/3/14).
10.16	Form of Second Amendment to Employment Agreement (Ms. Johnson and Ms. Wallingford) (Exhibit 10.2 to Form 8-K filed on 4/3/14).
10.17
Form of Amended and Restated Supplemental Executive Retirement Agreement with the Company’s executive officers (Exhibit 10.21 to Form 10-K for year ended December 31, 2008), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Kristen A. Johnson
d) Maureen P. Westbrook

10.18
Form of Amended and Restated Deferred Compensation Agreement with the Company’s executive officers (effective January 1, 2011) (Exhibit 10.20 to Form 10-K for the year ended December 31, 2010), including:
a)  Peter J. Bancroft
b)  David C. Benoit
c)  Kristen A. Johnson
d)  Maureen P. Westbrook

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
10.25
Deferred Compensation Agreement between Connecticut Water Service, Inc. and Judy E. Wallingford, dated December 11, 2011, effective January 3, 2012. (Exhibit 10.20d of the Form 10-K for the year ended December 31, 2011).

10.26	Employment agreement among the Company, The Connecticut Water Company and Craig J. Patla, dated April 1, 2014 (Exhibit 10.2 to Form 10-Q filed on 5/8/14).
10.27	Deferred compensation agreement among the Company, The Connecticut Water Company and Craig J. Patla, dated April 1, 2014 (Exhibit 10.3 to Form 10-Q filed on 5/8/14).
10.28	Master Loan Agreement and Promissory Note between Connecticut Water Service, Inc. and CoBank, ACB, dated June 29, 2009. (Exhibit 10.1 to Form 8-K filed on July 2, 2009)
10.29	First Amendment to Promissory Note and Supplement, dated July 26, 2011, between Connecticut Water Service, Inc. and CoBank ACB (Exhibit 10.1 to Form 8-K filed on July, 29 2011).
10.30	Amendment to the Master Loan Agreement between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.1 to Form 8-K filed on January, 3 2012).
10.31	Promissory Note and Single Advance Term Loan Supplement (Loan 1) between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.2 to Form 8-K filed on January 3, 2012).

10.32	Promissory Note and Single Advance Term Loan Supplement (Loan 2) between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.3 to Form 8-K filed on January 3, 2012).
10.33	Amended and Restated Promissory Note and Supplement, by and between the Company and CoBank, ACB, dated August 6, 2014 (filed as Exhibit 10.2 to Form 10-Q filed on 8/8/14).
10.34	Line of credit agreement dated August 12, 2009 between RBS Citizens, National Association and Connecticut Water Service, Inc. (Exhibit 10.2 to Form 10-Q for the quarter ending September 30, 2009).
10.35	Letter Amendment dated May 5, 2010 between RBS Citizens, National Association and Connecticut Water Service, Inc. (Exhibit 10.2 to Form 10-Q filed on 5/7/10).
10.36	Second Amendment to RBS Citizens Line of Credit Agreement, dated June 1, 2011. (Exhibit 10.22b of the Form 10-K for the year ended December 31, 2011).
10.37	Letter Agreement between Connecticut Water Service, Inc. and RBS Citizens, National Association, dated April 25, 2016 (Exhibit 10.1 to Form 8-K filed on April 28, 2016).
10.38	Fourth Allonge to Demand Promissory Note, dated April 25, 2016 (Exhibit 10.2 to Form 8-K filed on April 28, 2016).
10.39
Third Amendment to 2009 Promissory Note and Supplement, between Connecticut Water Service, Inc. and CoBank, dated September 4, 2012 (Exhibit 10.1 to current report on Form 8-K filed on Sept. 10, 2012).

10.40
First Amendment to 2012 Promissory Note and Supplement, between Connecticut Water Service, Inc. and CoBank, ACB, dated September 4, 2012 (Exhibit 10.2 to current report on Form 8-K filed on Sept. 10, 2012).

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

10.57	Promissory Note and Single Advance Term Loan Supplement between the Maine Water Company and CoBank, ACB, dated as of January 10, 2017 (Exhibit 10.3 to Form 8-K filed on Jan. 11, 2017).
10.58	Promissory Note and Single Advance Term Loan Supplement between The Connecticut Water Company and CoBank, ACB, dated March 5, 2013 (Exhibit 10.1 to Form 8-K filed on March 6, 2013).

10.59	Amendment to Guarantee of Payment (Limited) by Connecticut Water Service, Inc., dated March 5, 2013(Exhibit 10.2 to Form 8-K filed on March 6, 2013).
10.60	Loan Agreement by and between The Maine Water Company and Maine Municipal Bond Bank dated June 3, 2013 (Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2013).
10.61	Loan Agreement by and between The Maine Water Company and Maine Municipal Bond Bank dated March 17, 2015 (Exhibit 10.1 to the Company’s Form 8-K filed on March 18, 2015).
10.62	Loan Agreement by and between The Maine Water Company and Maine Municipal Bond Bank dated November 25, 2015 (Exhibit 10.1 to the Company’s Form 8-K filed on November 30, 2015).
10.63	Purchase and Sale Agreement The Maine Water Company and the Coastal Mountains Land Trust, dated March 10, 2016 (Exhibit 10.58 to the Company’s 2015 Form 10-K filed on March 14, 2016).
10.64	Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit Sharing Plan, effective as of January 1, 2016 (Exhibit 10.59 to the Company’s 2015 Form 10-K filed on March 14, 2016).
10.65	Base Plan Document for Defined Contribution Plan, effective as of January 1, 2016 (Exhibit 10.60 to the Company’s 2015 Form 10-K filed on March 14, 2016).
21*	Connecticut Water Service, Inc. Subsidiaries Listing.
23*	Consent of Baker Tilly Virchow Krause, LLP, the Company’s current Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14 Certification of David C. Benoit, President and Chief Executive Officer
31.2*	Rule 13a-14 Certification of Robert J. Doffek, Chief Financial Officer, Treasurer and Controller
32.1**	Certification of David C. Benoit, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Robert J. Doffek, Chief Financial Officer, Treasurer and Controller, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
Note:	Exhibits 10.1 through 10.27, 10.64 and 10.65 set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

* = filed herewith
** = furnished herewith

ITEM 16.  FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTICUT WATER SERVICE, INC. Registrant
March 15, 2018	By /s/ David C. Benoit David C. Benoit President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Connecticut Water Service, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David C. Benoit David C. Benoit	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2018
/s/ Robert J. Doffek Robert J. Doffek	Chief Financial Officer, Treasurer and Controller (Principal Financial Officer and Principal Accounting Officer)	March 15, 2018

Signature	Title	Date
/s/ Richard H. Forde Richard H. Forde	Director	March 14, 2018
/s/ Mary Ann Hanley Mary Ann Hanley	Director	March 14, 2018
/s/ Heather Hunt Heather Hunt	Director	March 14, 2018
/s/ Bradford A. Hunter Bradford A. Hunter	Director	March 14, 2018
/s/ Lisa J. Thibdaue Lisa J. Thibdaue	Director	March 14, 2018
/s/ Carol P. Wallace Carol P. Wallace	Director	March 14, 2018
/s/ Ellen C. Wolf Ellen C. Wolf	Director	March 14, 2018

CONNECTICUT WATER SERVICE, INC. and SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance Beginning of Year	Beginning Balance Adjustments (1)	Additions Charged to Income	Deductions from Reserves(2)	Balance End of Year
Allowance for Uncollectible Accounts
Year Ended December 31, 2017	$1,100	$16	$495	$346	$1,265
Year Ended December 31, 2016	$947	$—	$558	$405	$1,100
Year Ended December 31, 2015	$1,202	$—	$158	$413	$947

(1) Represents beginning balance of HVWC acquired by the Company on February 27, 2017.
(2) Amounts charged off as uncollectible after deducting recoveries.