Form 10-Q
period 2018-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2018-05-09
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018 or

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

(860) 669-8630
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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
12,089,125
Number of shares of common stock outstanding, April 1, 2018
(Includes 222,082 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
March 31, 2018

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	March 31, 2018	December 31, 2017
Utility Plant	$933,072	$927,289
Construction Work in Progress	12,333	11,761
	945,405	939,050
Accumulated Provision for Depreciation	(245,776)	(241,327)
Net Utility Plant	699,629	697,723
Other Property and Investments	11,130	10,662
Cash and Cash Equivalents	4,020	3,618
Accounts Receivable (Less Allowance, 2018 - $1,370; 2017 - $1,265)	12,777	14,965
Accrued Unbilled Revenues	8,238	8,481
Materials and Supplies, at Average Cost	1,575	1,593
Prepayments and Other Current Assets	9,581	7,021
Total Current Assets	36,191	35,678
Unrecovered Income Taxes - Regulatory Asset	68,817	66,631
Pension Benefits - Regulatory Asset	10,799	11,339
Post-Retirement Benefits Other Than Pension - Regulatory Asset	113	116
Goodwill	67,016	67,016
Deferred Charges and Other Costs	8,269	9,618
Total Regulatory and Other Long-Term Assets	155,014	154,720
Total Assets	$901,964	$898,783
CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2018 - 12,089,125; 2017 - 12,065,016	$192,253	$191,641
Retained Earnings	97,586	102,417
Accumulated Other Comprehensive (Loss)	(420)	(428)
Common Stockholders’ Equity	289,419	293,630
Preferred Stock	772	772
Long-Term Debt	252,194	253,367
Total Capitalization	542,385	547,769
Current Portion of Long-Term Debt	6,246	6,173
Interim Bank Loans Payable	29,197	19,281
Accounts Payable and Accrued Expenses	6,857	11,319
Accrued Interest	1,524	1,439
Current Portion of Refund to Customers - Regulatory Liability	—	64
Other Current Liabilities	3,248	3,262
Total Current Liabilities	47,072	41,538
Advances for Construction	20,363	20,024
Deferred Federal and State Income Taxes	33,820	33,579
Unfunded Future Income Taxes	60,375	58,384
Long-Term Compensation Arrangements	33,356	32,649
Unamortized Investment Tax Credits	1,115	1,133
Excess Accumulated Deferred Income Tax - Regulatory Liability	31,086	30,937
Other Long-Term Liabilities	1,212	1,241
Total Long-Term Liabilities	181,327	177,947
Contributions in Aid of Construction	131,180	131,529
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$901,964	$898,783

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)
(In thousands, except per share amounts)

	2018	2017
Operating Revenues	$24,853	$22,463
Operating Expenses
Operation and Maintenance	13,020	11,003
Depreciation	4,705	3,692
Income Tax Benefit	(7)	(190)
Taxes Other Than Income Taxes	2,857	2,605
Total Operating Expenses	20,575	17,110
Net Operating Revenues	4,278	5,353
Other Utility Income, Net of Taxes	267	165
Total Utility Operating Income	4,545	5,518
Other (Deductions) Income, Net of Taxes
Gain on Real Estate Transactions	—	33
Non-Water Sales Earnings	396	258
Allowance for Funds Used During Construction	53	336
Merger and Acquisition Costs	(3,261)	(130)
Other	(346)	(112)
Total Other (Loss) Income, Net of Taxes	(3,158)	385
Interest and Debt Expense
Interest on Long-Term Debt	2,562	2,061
Other Interest Expense (Income), Net	1	(260)
Amortization of Debt Expense and Premium, Net	51	34
Total Interest and Debt Expense	2,614	1,835
Net (Loss) Income	(1,227)	4,068
Preferred Stock Dividend Requirement	9	9
Net (Loss) Income Applicable to Common Stock	$(1,236)	$4,059
Weighted Average Common Shares Outstanding:
Basic	11,862	11,139
Diluted	12,080	11,365
(Loss) Earnings Per Common Share:
Basic	$(0.10)	$0.36
Diluted	$(0.10)	$0.36
Dividends Per Common Share	$0.2975	$0.2825

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)
(In thousands)

	2018	2017
Net (Loss) Income	$(1,227)	$4,068
Other Comprehensive Income, net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(13) and $(25) in 2018 and 2017	34	39
Unrealized (loss) gain on investments, net of tax benefit (expense) of $10 and $(41) in 2018 and 2017	(26)	64
Other Comprehensive Income, net of tax	8	103
Comprehensive (Loss) Income	$(1,219)	$4,171

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)
(In thousands, except per share amounts)

	2018	2017
Balance at Beginning of Period	$102,417	$91,213
Net (Loss) Income	(1,227)	4,068
	101,190	95,281
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	3	3
Cumulative Preferred, Series $0.90, $0.225 per share	6	6
Common Stock - 2018 $0.2975 per share; 2017 $0.2825 per share	3,595	3,265
	3,604	3,274
Balance at End of Period	$97,586	$92,007

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)
(In thousands)

	2018	2017
Operating Activities:
Net (Loss) Income	$(1,227)	$4,068
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by
Operating Activities:
Deferred Revenues	(103)	(513)
Provision for Deferred Income Taxes and Investment Tax Credits, Net	(124)	(528)
Allowance for Funds Used During Construction	(53)	(336)
Depreciation and Amortization (including $233 and $271 in 2018 and 2017, respectively, charged to other accounts)	4,938	3,963
Gain on Real Estate Transactions	—	(33)
Change in Assets and Liabilities:
Decrease in Accounts Receivable and Accrued Unbilled Revenues	2,431	1,892
Increase in Prepaid Income Taxes and Prepayments and Other Current Assets	(2,242)	(1,068)
Increase in Other Non-Current Items	2,456	909
Decrease in Accounts Payable, Accrued Expenses and Other Current Liabilities	(3,873)	(1,692)
Total Adjustments	3,430	2,594
Net Cash and Cash Equivalents Provided by Operating Activities	2,203	6,662
Investing Activities:
Net Additions to Utility Plant	(6,933)	(10,163)
Proceeds from the Sale of Land	—	212
Cash Acquired in Business Combinations	—	1,336
Net Cash and Cash Equivalents Used in Investing Activities	(6,933)	(8,615)
Financing Activities:
Net Proceeds from Interim Bank Loans	29,197	35,089
Net Repayment of Interim Bank Loans	(19,281)	(32,953)
Proceeds from the Issuance of Long-Term Debt	—	5,000
Costs to Issue Long-Term Debt and Common Stock	—	(2)
Proceeds from Issuance of Common Stock	380	339
Repayment of Long-Term Debt Including Current Portion	(1,151)	(808)
Advances from Others for Construction	(409)	(47)
Cash Dividends Paid	(3,604)	(3,274)
Net Cash and Cash Equivalents Provided by Financing Activities	5,132	3,344
Net Increase in Cash and Cash Equivalents	402	1,391
Cash and Cash Equivalents at Beginning of Period	3,618	1,564
Cash and Cash Equivalents at End of Period	$4,020	$2,955
Non-Cash Investing and Financing Activities:
Stock-for-stock acquisition of The Heritage Village Water Company	$—	$16,903
Non-Cash Contributed Utility Plant	$398	$2,152
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$2,506	$1,384
State and Federal Income Taxes	$120	$190

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. (“CTWS” or the “Company”) and its wholly-owned subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Company’s primary operating subsidiaries are: The Connecticut Water Company (“Connecticut Water”), The Heritage Village Water Company (“HVWC”) and The Avon Water Company (“Avon Water”) in the State of Connecticut and The Maine Water Company (“Maine Water”) in the State of Maine. The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “10-K”).

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.  Effective February 27, 2017 and July 1, 2017, the Company acquired HVWC and Avon Water, respectively, discussed further in Note 12 below.  As a result, the Company’s Condensed Consolidated Statements of Net Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Retained Earnings and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 do not include Avon Water, however, they do include the approximate one month of activity related to HVWC after their acquisition on February 27, 2017.  The Condensed Consolidated Statements of Net Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements Retained Earnings and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 include HVWC’s and Avon Water’s results. HVWC’s and Avon Water’s assets and liabilities are included in the Condensed Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017.

As noted in Note 12 below, HVWC serves approximately 4,700 water customers in the Towns of Southbury, Middlebury, and Oxford, Connecticut and approximately 3,000 wastewater customers in the Town of Southbury, Connecticut. The results of the wastewater line of business are included in the Company’s Water Operations segment. Additionally, as noted in Note 12, Avon Water serves approximately 4,800 water customers in the Towns of Avon, Farmington, and Simsbury, Connecticut.

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

The Board of Directors approved, adopted and declared advisable and resolved to recommend to the Company’s shareholders the approval of the Merger Agreement and the Merger following a comprehensive review of the transaction. The Merger is subject to certain customary closing conditions, including, among other things, approval of the Merger Agreement by the Company’s shareholders, approval of the issuance of SJW common stock in the Merger by SJW’s stockholders, and regulatory approvals (including the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and the rules and regulations promulgated thereunder (the “HSR Act”), and the approval of the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”)).

On April 18, 2018, each of the Company and SJW filed its notification under the HSR Act, and the waiting period under the HSR Act was terminated on April 27, 2018. On April 25, 2018, SJW filed with the Securities and Exchange Commission a registration statement on Form S-4 that includes the preliminary joint proxy statement of the Company and SJW, which also constitutes a prospectus of SJW, related to the Merger. On May 4, 2018, the Company and SJW filed with PURA a joint application for approval of the Merger and Maine Water filed with MPUC an application for approval of the Merger. The Company and SJW expect the closing of the Merger to occur during the fourth quarter of 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Regulatory Matters

The rates we charge our water and waste water customers in Connecticut and Maine are established under the jurisdiction of and are approved by PURA and the MPUC, respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective March 31, 2018, were 9.75% and 7.32%, respectively. HVWC’s blended water and wastewater allowed return on equity and return on rate base, effective March 31, 2018, were 10.10% and 7.19%, respectively. Avon Water’s allowed return on equity and return on rate base, effective March 31, 2018, were 10.00% and 7.79%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective March 31, 2018, were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Each of Connecticut Water, HVWC, Avon Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain costs associated with approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments, in Connecticut, as discussed in more detail below. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of March 31, 2018, however, HVWC, as authorized by PURA, began to utilize Water Revenue Adjustments as of March 31, 2017.

On January 3, 2018, PURA filed a motion to reopen the most recent rate case decisions for the Company’s Connecticut Regulated Companies to determine what, if any, adjustments to rates are appropriate to account for revisions to tax laws, including corporate tax rates, contained in the Tax Cuts and Jobs Act (“Tax Act”). As discussed below, Connecticut Water has entered into a settlement agreement with the Connecticut Office of Consumer Counsel (“OCC”) that covers treatment of the Tax Act. On January 11, 2018, the MPUC issued a notice of investigation to determine the impact of the Tax Act on Maine Water. The investigation will allow the MPUC to determine the specific impact of the Tax Act and whether any rate adjustments are warranted. Following discovery, a technical conference was held April 19, 2018. The current schedule for the investigation anticipates a report by the Hearing Examiner in August 2018. In addition to determining the impact of the Tax Act on the justness and reasonableness of Maine Water’s rates, the MPUC will consider whether to issue an accounting order to establish a regulatory liability which defers for future flow-through to ratepayers the impact of the tax changes.

Maine Water Land Sale
On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,300 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million.  The land had a book value of approximately $600,000 at March 31, 2018 and December 31, 2017 and is included in “Utility Plant” on the Company’s Consolidated Balance Sheets. The easements and purchase prices are as follows:

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

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was 9.81% and 7.13% at March 31, 2018 and 2017, respectively. On February 10, 2018, Connecticut Water filed its annual WICA reconciliation, requesting a 0.38% additional surcharge, which would replace the 0.06% reconciliation filed in January 2017. On March 28, 2018, PURA approved the new 0.38% surcharge. Additionally, PURA reduced Connecticut Water’s WICA surcharge by 0.15% due to the effects of the Tax Act. As of April 1, 2018, Connecticut Water’s WICA surcharge was 9.98%. As of March 31, 2018, Avon Water’s WICA surcharge was 8.09%. As of April 1, 2018, Avon’s reconciliation adjustment reduction of 0.25% related to excess revenues in 2016 expired and a new reconciliation adjustment of 0.01% became effective. As a result of the Tax Act, Avon Water’s WICA surcharge was ultimately reduced to 7.51% effective April 1, 2018. As of March 31, 2018, HVWC has not filed for a WICA surcharge.

On February 6, 2018, Connecticut Water filed a petition with PURA to reopen Connecticut Water’s 2010 rate case (previously reopened in 2013) proceeding for the limited purpose of approving a Settlement Agreement entered into by Connecticut Water and the OCC (the “Agreement”). The Agreement proposes a change in Connecticut Water’s customer rates effective for bills rendered on and after April 1, 2018 made up of the following two components: (1) the revenue requirements associated with a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

$36.3 million addition to rate base to reflect necessary upgrades to Connecticut Water’s Rockville Water Treatment Plant; and (2) the folding in to base rates of the Company’s present WICA surcharges. In addition, the Agreement provides that:

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

The Agreement provides that, if PURA does not fully approve the Agreement in its entirety, it shall be deemed withdrawn.  Accordingly, the Agreement has no operative effect unless and until it is approved by PURA.  No assurance can be given that PURA will approve the Agreement and permit some or all of the terms contained in the Agreement requested by the parties.  PURA has agreed to the request to reopen the rate proceeding.  A final decision on the Settlement Agreement is anticipated to be issued by PURA no later than July 11, 2018, with rates effective soon thereafter.

Since 2013, Connecticut law has authorized a Water Revenue Adjustment (“WRA”) to reconcile actual water revenues with the revenues projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, projects eligible for WICA surcharges were expanded to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

Connecticut Water and HVWC’s allowed revenues for the three months ended March 31, 2018, as approved by PURA during each company’s most recent general rate case and including subsequently approved WICA surcharges, are approximately $17.8 million. Through normal billing for the three months ended March 31, 2018, revenue for Connecticut Water and HVWC would have been approximately $17.7 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $0.1 million in additional revenue for the three months ended March 31, 2018. Avon Water does not currently use the WRA mechanism. Avon Water does not currently have PURA approval to apply the WRA surcharge to their customers’ bills.

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 6.9% and 6.6% as of March 31, 2018 and 2017, respectively. The WISC rates for the Biddeford and Saco division were reset to zero with the approval of the general rate increase discussed below.

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

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three months ended March 31, 2018 and 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31,	2018	2017
Service Cost	$524	$514
Interest Cost	778	794
Expected Return on Plan Assets	(1,169)	(1,101)
Amortization of:
Prior Service Cost	4	4
Net Recognized Loss	670	545
Net Periodic Benefit Cost	$807	$756

The Company expects to make a total contribution of approximately $3,800,000 in 2018 for the 2017 plan year.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31,	2018	2017
Service Cost	$83	$93
Interest Cost	125	133
Expected Return on Plan Assets	(93)	(88)
Other	—	56
Amortization of:
Prior Service Credit	—	(45)
Recognized Net (Gain)	(6)	(9)
Net Periodic Benefit Cost	$109	$140

3.	Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of stock awards):

Three months ended March 31,	2018	2017
Common Shares Outstanding End of Period	12,089,125	11,564,346
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	11,861,961	11,139,110
Diluted	12,080,484	11,364,879

Basic (Loss) Earnings per Share	$(0.10)	$0.36
Dilutive Effect of Stock Awards	—	—
Diluted (Loss) Earnings per Share	$(0.10)	$0.36

Total unrecognized compensation expense for all stock awards was approximately $1.7 million as of March 31, 2018 and will be recognized over a weighted average period of 1.3 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Recently Adopted and New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU No. 2014-09”) which amended its guidance related to revenue recognition. ASU No. 2014-09 requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. ASU No. 2014-09 became effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2016, and could be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, however early adoption is not permitted. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of ASU No. 2014-09, making ASU No. 2014-09 effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company engaged in a project to analyze the impact that adoption of this standard would have on our consolidated financial statements, disclosures, and internal controls. The project included identification of the Company’s revenue streams, creation of an inventory of its contracts with customers, evaluation of a representative sample of these contracts with respect to the new guidance and documentation of any required changes in reporting. The Company derives more than 90% of its revenue from regulated delivery of water and wastewater services to its retail customers, which is considered a contract with customers under ASU 2014-09, excluding revenue recognized as WRA. The majority of the remainder of the Company’s revenue is derived from contract operations and unregulated revenues generated from its Linebacker® program, also considered a contract with customers under ASU 2014-09. The Company determined that revenue generated from the attachment of telecommunications equipment to its facilities through leases with third parties is outside the scope of ASU No. 2014-09. In 2017, the American Institute of Certified Public Accountants (AICPA) power and utility entities revenue recognition task force determined that contributions in aid of construction are not in the scope of ASU No. 2014-09. The Company’s adoption of ASU No. 2014-09 on January 1, 2018 did not result in any change in the measurement and timing of recognition of its revenues. The Company used the modified retrospective approach when implementing ASU No. 2014-09. See Note 5 for more details.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU No. 2016-15”). The amendments ASU No. 2016-15 clarify the classification for eight different types of activities, including debt prepayment and extinguishment costs, proceeds from insurance claims and distributions from equity method investees. For public business entities, ASU No. 2016-15 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company’s adoption of this guidance did not materially impact our consolidated financial position or cash flows.

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," (“ASU 2017-07”) which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other postretirement benefit plans. Under ASU 2017-07, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost will be presented separately from the line item that includes the service cost. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted at the beginning of an annual period in which the financial statements have not been issued. Entities must use a retrospective transition method to adopt the requirement for separate presentation of the income statement

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. As a result of the adoption of ASU 2017-07 in the first quarter of 2018, the Company reclassified $233,000 out of Operation and Maintenance expense and moved it to the “Other” line item in the “Other (Deductions) Income, Net of Taxes” section of the March 31, 2017 Condensed Consolidated Statement of Income to conform with the requirements of 2017-07.

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, (ASU No. 2018-02) to help businesses and other organizations present some effects from the Tax Act’s reduction in the corporate tax rate in their income statements. ASU No. 2018-02 gives the option of reclassifying what are called the “stranded” tax effects within accumulated other comprehensive income to retained earnings during each fiscal year or quarter in which the effect of the lower tax rate is recorded. ASU No. 2018-02 instructs businesses and other organizations to provide a disclosure in their financial statement footnotes that describes the accounting policy they used to release the income tax effects from accumulated other comprehensive income, whether they are reclassifying the stranded income tax effects from the Tax Cut and Jobs Act, and information about the other effects on taxes from the reclassification. ASU 2018-02 is effective for all organizations for fiscal years that begin after December 15, 2018, and the quarterly and other interim periods in those years, with early adoption permissible. The Company adopted ASU No. 2018-02 effective December 31, 2017. The adoption of ASU No. 2018-02 resulted in an approximate $70,000 increase to Retained Earnings at December 31, 2017.

5.	Revenues from Contracts with Customers

Accounting Policy
Our revenues are primarily from tariff-based sales. We provide water and wastewater services to customers under these tariffs without a defined contractual term (at-will).  As the revenue from these arrangements is based upon the amount of the water and wastewater services supplied and billed in that period (including estimated billings), there was not a shift in the timing or pattern of revenue recognition for such sales when compared to our revenue recognition prior to the adoption of ASU 2014-09.  We have also completed the evaluation of our other revenue streams, including those tied to longer term contractual commitments and the Company’s Linebacker program.

Customers are primarily billed quarterly on a cycle basis. To match revenues with associated expenses, we accrue unbilled revenues for water and wastewater services delivered to customers, but not yet billed at month end, creating a contract asset.

Nature of Goods and Services
Water Operations - We currently provide retail water and wastewater services to five primary customer classes. Our largest customer class consists of residential customers, which include single private dwellings and individual apartments. Our commercial class consists primarily of main street businesses, our industrial class consists primarily of manufacturing and processing businesses that turn raw materials into products, our public authority class represents services provided primarily to municipality or other government customers, and, finally, our fire protection class consists of services related to fire suppression systems and fire hydrants. Connecticut Water’s management has determined that tariff-based receipts; except for the WRA and other deferred revenue mechanisms, which are considered alternative revenue programs; are considered revenues from contracts with customers.

•
The Company has performance obligations for the service of standing ready to deliver water to customers. The Company recognizes revenue at a fixed rate as it provides these services, as approved by regulators. These arrangements generally do not have fixed terms and remain in effect as long as the customer consumes the utility service. The rates are set by PURA and the MPUC through the rate-making process and represent the stand-alone selling price of Company’s service to stand ready to deliver.

•
The Company has performance obligations for the service of delivering the commodity of water to customers. The Company recognizes revenue at a price per unit of water delivered (gallons, cubic feet, etc.), based on the tariffs established by our regulators. These arrangements generally do not have fixed terms and remain in effect as long as the customer consumes the utility service. The rates are set by PURA and the MPUC through the rate-making process and represent the stand-alone selling price of a bundled product comprising the commodity and the service of delivering such commodity.

•
The Company has a performance obligation related to administrative services such as turn-on/turn-off services, assessment of late charges, etc. The Company views that these services are not distinct in the context of the contract because they are highly interdependent for the effective delivery of water service provided to consumers.

Based on the above discussion, the Company believes that the Goods and Services provided under customer contracts constitute a single performance obligation. The Company believes that this performance obligation is satisfied over time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Services and Rentals - We provide contracted services to water utilities and other clients and also lease certain of our properties to third parties. The types of services provided include contract operations of water; Linebacker, our service line protection plan for public drinking water customers; and providing bulk deliveries of emergency drinking water to businesses and residences via tanker truck. Our lease and rental income comes primarily from the renting of residential and commercial property. The goods and services provided by Linebacker have been determined to be based on the stand ready nature of the Company to provide the goods and services and, therefore, customers simultaneously receive and consume the benefits provided by the Company. The other revenue streams in the Services and Rentals segment, including contracted services to water utilities and other clients, have performance obligations that are satisfied at a point in time, and likewise will not have a shift in the timing or pattern of revenue recognition.

Disaggregation of Revenue
The following table disaggregates our revenue by major source and customer class (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Water Operations
Residential	$14,409	$12,796
Commercial	2,930	2,598
Industrial	719	641
Public Authority	747	679
Fire Protection	5,172	4,741
Other (including non-metered accounts)	874	496
Water Operations Revenues from Contracts with Customers	24,851	21,951
Alternative Revenue Program	2	512
Other	373	323
Total Revenue from Water Operations	25,226	22,786
Services and Rentals
Contract Operations	569	570
Linebacker	618	619
Service and Rentals Revenues from Contracts with Customers	1,187	1,189
Other	18	21
Total Revenue from Services and Rentals	1,205	1,210
Total Revenue from Real Estate Transactions	—	212

Total Revenues from Contracts with Customers	26,038	23,140

Total Revenue	$26,431	$24,208

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table show the components of Accounts Receivable and Accrued Unbilled Revenues related to revenues from contracts with customers:

	March 31, 2018	December 31, 2017
Accounts Receivable
Water Operations Segment	$11,792	$12,885
Services and Rentals Segment	135	107
Accounts Receivable from Contracts with Customers	11,927	12,992
Other accounts receivable	850	1,973
Total Accounts Receivable	$12,777	$14,965

Accrued Unbilled Revenues from Contracts with Customers	$8,238	$8,481

Accounts Receivable and Accrued Unbilled Revenues: Accounts receivable are comprised of trade receivables primarily from our regulated water customers. The Company records their accounts receivable at cost, which approximates fair value. Additionally, the Company establishes an allowance for uncollectible accounts based on historical losses, management’s assessment of existing economic conditions, customer payment trends, and other factors. The Company assess late payment fees on trade receivables based on contractual past-due terms established with customers and approved by PURA or the MPUC. The provision for bad debts is charged to operating expense.

The Company’s customers are primarily billed quarterly in cycles having billing dates that do not generally coincide with the end of a fiscal quarter. This results in customers having received water or waste water services that they have not been billed for as of a given period’s end. The Company estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class.

6.	Accumulated Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

Three months ended March 31, 2018	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$442	$(870)	$(428)
Other Comprehensive Loss Before Reclassification	(43)	—	(43)
Amounts Reclassified from AOCI	17	34	51
Net current-period Other Comprehensive (Loss) Income	(26)	34	8
Ending Balance	$416	$(836)	$(420)

Three months ended March 31, 2017	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$235	$(1,159)	$(924)
Other Comprehensive Income Before Reclassification	64	—	64
Amounts Reclassified from AOCI	—	39	39
Net current-period Other Comprehensive Income	64	39	103
Ending Balance	$299	$(1,120)	$(821)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Three Months Ended March 31, 2018(a)	Amounts Reclassified from AOCI Three Months Ended March 31, 2017(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$24	$—	Other Income
Tax expense	(7)	—	Other Income
	17	—

Amortization of Recognized Net Gain from Defined Benefit Items	47	64	Other Income (b)
Tax expense	(13)	(25)	Other Income
	34	39

Total Reclassifications for the period, net of tax	$51	$39

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Long-Term Debt

Long-Term Debt at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

			2018	2017
4.09%	CTWS	Term Loan Note	$12,082	$12,358
4.15%	CTWS	CoBank Term Note Payable, Due 2037	14,760	14,881
Total CTWS			26,842	27,239
Var.	Connecticut Water	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	Connecticut Water	2004 Series A, Due 2028	5,000	5,000
Var.	Connecticut Water	2004 Series B, Due 2028	4,550	4,550
5.00%	Connecticut Water	2011 A Series, Due 2021	22,870	22,920
3.16%	Connecticut Water	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	Connecticut Water	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	Connecticut Water	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	Connecticut Water	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	Connecticut Water	CoBank Note Payable, Due 2033	14,550	14,550
4.36%	Connecticut Water	CoBank Note Payable, Due May 2036	30,000	30,000
4.04%	Connecticut Water	CoBank Note Payable, Due July 2036	19,930	19,930
3.53%	Connecticut Water	NY Life Senior Note, Due September 2037	35,000	35,000
Total Connecticut Water			199,010	199,060
4.75%	HVWC	2011 Farmington Bank Loan, Due 2034	4,423	4,464
3.05%	Avon Water	Mortgage Note Payable, due 2033	3,260	3,302
8.95%	Maine Water	1994 Series G, Due 2024	6,300	6,300
2.68%	Maine Water	1999 Series J, Due 2019	85	170
0.00%	Maine Water	2001 Series K, Due 2031	533	574
2.58%	Maine Water	2002 Series L, Due 2022	53	60
1.53%	Maine Water	2003 Series M, Due 2023	271	321
1.73%	Maine Water	2004 Series N, Due 2024	341	341
0.00%	Maine Water	2004 Series O, Due 2034	107	113
1.76%	Maine Water	2006 Series P, Due 2026	331	361
1.57%	Maine Water	2009 Series R, Due 2029	197	207
0.00%	Maine Water	2009 Series S, Due 2029	516	538
0.00%	Maine Water	2009 Series T, Due 2029	1,446	1,509
0.00%	Maine Water	2012 Series U, Due 2042	142	148
1.00%	Maine Water	2013 Series V, Due 2033	1,285	1,310
4.24%	Maine Water	CoBank Note Payable, Due 2024	4,500	4,500
4.18%	Maine Water	CoBank Note Payable, Due 2026	5,000	5,000
7.72%	Maine Water	Series L, Due 2018	2,250	2,250
2.40%	Maine Water	Series N, Due 2022	826	1,026
1.86%	Maine Water	Series O, Due 2025	750	750
2.23%	Maine Water	Series P, Due 2028	1,234	1,264
0.01%	Maine Water	Series Q, Due 2035	1,584	1,678
1.00%	Maine Water	Series R, Due 2025	2,009	2,009
Various	Maine Water	Various Capital Leases	—	2
Total Maine Water			29,760	30,431
Add: Acquisition Fair Value Adjustment			(86)	(51)
Less: Current Portion			(6,246)	(6,173)
Less: Unamortized Debt Issuance Expense			(4,769)	(4,905)
Total Long-Term Debt			$252,194	$253,367

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

During the first three months of 2018, the Company paid approximately $397,000 related to Connecticut Water Service’s 2017 CoBank issuance as well as Connecticut Water Service’s Term Note Payable issued as part of the 2012 acquisition of Maine Water, approximately $671,000 in sinking funds related to Maine Water’s outstanding bonds, approximately $41,000 in sinking funds related to HVWC’s bank loan and $42,000 related to Avon Water’s mortgage note payable.

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company and its subsidiaries were in compliance with all covenants at March 31, 2018.

8.	Fair Value Disclosures

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Money Market Fund	$70	$—	$—	$70
Mutual Funds:
Equity Funds (1)	1,994	—	—	1,994
Fixed Income Funds (2)	635	—	—	635
Total	$2,699	$—	$—	$2,699

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2017 (in thousands):

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

Company Owned Life Insurance – The fair value of Company Owned Life Insurance is based on the cash surrender value of the contracts. These contracts are based principally on a referenced pool of investment funds that actively redeem shares and are observable and measurable and are presented on the “Other Property and Investments” line item of the Company’s Consolidated Balance Sheets. The value of Company Owned Life Insurance at March 31, 2018 and December 31, 2017 was $4,047,000 and $4,018,000, respectively.

Long-Term Debt – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of March 31, 2018 and December 31, 2017, the estimated fair value of the Company’s long-term debt was $263,170,000 and $268,628,000, respectively, as compared to the carrying amounts of $256,963,000 and $258,272,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is a benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

Advances for Construction – Customer advances for construction had a carrying amount of $20,363,000 and $20,024,000 at March 31, 2018 and December 31, 2017, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

The fair values shown above have been reported to meet the disclosure requirements of FASB ASC 825, “Financial Instruments” (“FASB ASC 825”) and do not purport to represent the amounts at which those obligations would be settled.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Segment Reporting

The Company operates principally in three business segments: Water Operations, Real Estate Transactions, and Services and Rentals. Financial data for the segments is as follows (in thousands):

Three months ended March 31, 2018
Segment	Revenues	Pre-Tax Income	Income Tax (Benefit) Expense	Net (Loss) Income
Water Operations	$25,226	$(1,875)	$(252)	$(1,623)
Real Estate Transactions	—	—	—	—
Services and Rentals	1,205	546	150	396
Total	$26,431	$(1,329)	$(102)	$(1,227)

Three months ended March 31, 2017
Segment	Revenues	Pre-Tax Income	Income Tax (Benefit) Expense	Net Income
Water Operations	$22,786	$3,495	$(282)	$3,777
Real Estate Transactions	212	55	22	33
Services and Rentals	1,210	491	233	258
Total	$24,208	$4,041	$(27)	$4,068

The revenues shown in Water Operations above consisted of revenues from water customers of $24,853,000 and $22,463,000 for the three months ended March 31, 2018 and 2017. Additionally, there were revenues associated with utility plant leased to others of $373,000 and $323,000 for the three months ended March 31, 2018 and 2017, respectively. The revenues from water and wastewater customers for the three months ended March 31, 2018 and 2017 include $61,000 and $573,000 in additional revenues related to the application of the WRA, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.

Assets by segment (in thousands):

	March 31, 2018	December 31, 2017
Total Plant and Other Investments:
Water Operations	$709,641	$707,362
Non-Water	1,118	1,023
	710,759	708,385
Other Assets:
Water Operations	188,840	188,590
Non-Water	2,365	1,808
	191,205	190,398
Total Assets	$901,964	$898,783

10.	Income Taxes

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company adopted the Internal Revenue Service (“IRS”) temporary tangible property regulations on the Company’s 2012 Federal tax return. Since that time, the Company has been recording a provision for any possible disallowance of a portion of the repair deduction if the deductions were unable to be sustained on audit by the IRS. While the Company believes that the deductions taken on its tax returns are appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000 in the first quarter of 2017. Additionally, in the quarter ended March 31, 2017, the Company recorded, as required by FASB ASC 740, a provision of $310,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. For the three months ended March 31, 2018, the Company recorded a provision of $200,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $4.6 million in prior years for a cumulative total of $4.8 million.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. While we are able to make reasonable estimates of the impact of the reduction in corporate rate, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. We are continuing to gather additional information to determine the final impact. Provisional amounts have been recorded as a Regulatory Liability to the extent that the tax savings over time will be returned to customers in utility rates, and a non-cash adjustment was recognized to record additional income tax expense to the extent revalued deferred income taxes are not believed to be recoverable in utility customer rates. Accounting for the income tax effects of the Tax Act is expected to be completed when an decision is reached by both PURA and the MPUC regarding the impact that shall be included in utility customer rates. During the first quarter of 2018, the Company performed further analysis on the impact of the enacted legislation.  Through the quarter ended March 31, 2018, the Company recorded an excess accumulated deferred tax liability of $31 million, of which $28 million relates to the Tax Act.  The additional analysis resulted in no change to the Unrecovered Income Taxes and Unfunded Future Income Taxes or income tax expense.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company’s Condensed Consolidated Statements of Income.  There were no such charges for the three months ended March 31, 2018 and 2017.  Additionally, there were no accruals relating to interest or penalties as of March 31, 2018 and December 31, 2017.  The Company remains subject to examination by federal and state tax authorities for the 2014 through 2016 tax years. On April 26, 2017, Avon Water was notified by the IRS that its stand-alone Federal tax filing for 2015 was selected to be reviewed beginning in the second quarter of 2017 and the audit has since been expanded to include the 2016 standalone tax year. On March 20, 2018, Avon Water received two notices of adjustment from the IRS related to the Federal tax audit for the tax year ended December 31, 2015. As a result, a reduction in the net operating loss carryover of $55,000 was recorded during the period ended March 31, 2018.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2018 Federal Tax Return to be filed in September 2019.  As a result, through the first quarter of 2018, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2018 and has reflected that deduction in its effective tax rate, net of any reserves.  Consistent with other differences between book and tax expenditures, the Company is required to use the flow-through method to account for any timing differences not required by the IRS to be normalized.

The Company’s effective income tax rate for the three months ended March 31, 2018 and 2017 was 7.7% and (0.7)%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the three months ended March 31, 2018 and 2017, was 26.7% and 20.5%, respectively. In 2018, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut, an IRS audit adjustment, and adjustments required under the Tax Act. In 2017, these discrete items include adjustments related to uncertain tax positions for the repair deduction in both Connecticut and Maine. Excluding discrete items, there was an increase in the effective tax rate year over year for the three month period of approximately 6%. The increase in the effective tax rate for this period can be attributed to higher non-deductible acquisition costs in 2018 than in 2017, offset partially by a higher estimated performance stock deduction and a higher repair deduction in 2018 than in 2017. The blended Federal and State statutory income tax rates during the periods ending March 31, 2018 and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2017 were 28% and 41%, respectively. In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations.

11.	Lines of Credit

As of March 31, 2018, the Company maintained a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2020.  The Company maintained an additional line of credit of $45.0 million with Citizens Bank, N.A., with an expiration date of April 25, 2021.  Additionally, Avon Water maintains a $3.0 million line of credit with Northwest Community Bank, with an expiration date of September 30, 2018. As of March 31, 2018, the total lines of credit available to the Company were $63.0 million.  As of March 31, 2018 and December 31, 2017, the Company had $29.2 million and $19.3 million, respectively, of Interim Bank Loans Payable. As of March 31, 2018, the Company had $33.8 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

12.    Acquisitions

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

On February 27, 2017, the Company completed the acquisition of HVWC by completing the merger of the Company’s wholly-owned subsidiary HAC, Inc. with and into HVWC, with HVWC as the surviving corporation, pursuant to the terms of the Merger Agreement and Connecticut corporate law. Upon the effective time of the Merger, the holders of HVWC’s 1,620 issued and outstanding shares of common stock became entitled to receive an aggregate of 300,445 shares of the Company’s common stock in a tax-free exchange, which exchange was commenced promptly by the issuance of a letter of transmittal and related materials by Connecticut Water’s exchange agent.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following unaudited pro forma summary for the three months ended March 31, 2018 and 2017 presents information as if HVWC and Avon Water had each been acquired on January 1, 2017 and assumes that there were no other changes in our operations.  The following pro forma information does not necessarily reflect the actual results that would have occurred had the Company operated the businesses since January 1, 2017, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

Three months ended March 31,	2018	2017
Operating Revenues	$24,853	$24,054
Other Water Activities Revenues	373	326
Real Estate Revenues	—	212
Service and Rentals Revenues	1,205	1,210
Total Revenues	$26,431	$25,802

Net (Loss) Income	$(1,227)	$4,132

Basic Earnings per Average Share Outstanding	$(0.10)	$0.35
Diluted Earnings per Average Share Outstanding	$(0.10)	$0.34

The following table summarizes the results of HVWC and Avon Water for the three months ended March 31, 2018 and from the dates of acquisition to March 31, 2017 (from February 27, 2017 for HVWC and July 1, 2017 for Avon Water) and is included in the Consolidated Statement of Income for the period (in thousands):

Three months ended March 31, 2018
Operating Revenues	$1,931
Other Water Activities Revenues	32
Real Estate Revenues	—
Service and Rentals Revenues	—
Total Revenues	$1,963

Net Income	$217

Basic Earnings per Average Share Outstanding	$0.02
Diluted Earnings per Average Share Outstanding	$0.02

Period ending March 31, 2017
Operating Revenues	$336
Other Water Activities Revenues	—
Real Estate Revenues	—
Service and Rentals Revenues	—
Total Revenues	$336

Net Income	$85

Basic Earnings per Average Share Outstanding	$0.01
Diluted Earnings per Average Share Outstanding	$0.01

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

General Information

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

The Board of Directors approved, adopted and declared advisable and resolved to recommend to the Company’s shareholders the approval of the Merger Agreement and the Merger following a comprehensive review of the transaction. The Merger is subject to certain customary closing conditions, including, among other things, approval of the Merger Agreement by the Company’s shareholders, approval of the issuance of SJW common stock in the Merger by SJW’s stockholders, and regulatory approvals (including the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and the rules and regulations promulgated thereunder (the “HSR Act”), and the approval of the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”)).

On April 18, 2018, each of the Company and SJW filed its notification under the HSR Act, and the waiting period under the HSR Act was terminated on April 27, 2018. On April 25, 2018, SJW filed with the Securities and Exchange Commission a registration statement on Form S-4 that includes the preliminary joint proxy statement of the Company and SJW, which also constitutes a prospectus of SJW, related to the Merger. On May 4, 2018, the Company and SJW filed with PURA a joint application for approval of the Merger and Maine Water filed with MPUC an application for approval of the Merger. The Company and SJW expect the closing of the Merger to occur during the fourth quarter of 2018.

Regulatory Matters

The rates we charge our water and waste water customers in Connecticut and Maine are established under the jurisdiction of and are approved by PURA and the MPUC, respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. Connecticut Water’s allowed return on equity and return on rate base, effective March 31, 2018, were 9.75% and 7.32%, respectively. HVWC’s blended water and wastewater allowed return on equity and return on rate base, effective March 31, 2018, were 10.10% and 7.19%, respectively. Avon Water’s allowed return on equity and return on rate base, effective March 31, 2018, were 10.00% and 7.79%, respectively. Maine Water’s average allowed return on equity and return on rate base, effective March 31, 2018, were 9.50% and 7.96%, respectively. The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Each of Connecticut Water, HVWC, Avon Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain costs associated with approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments, in Connecticut, as discussed in more detail below. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of March 31, 2018, however, HVWC, as authorized by PURA, began to utilize Water Revenue Adjustments as of March 31, 2017.

On January 3, 2018, PURA filed a motion to reopen the most recent rate case decisions for the Company’s Connecticut Regulated Companies to determine what, if any, adjustments to rates are appropriate to account for revisions to tax laws, including corporate tax rates, contained in the Tax Cuts and Jobs Act (“Tax Act”). As discussed below, Connecticut Water has entered into a settlement agreement with the Connecticut Office of Consumer Counsel (“OCC”) that covers treatment of the Tax Act. On January 11, 2018, the MPUC issued a notice of investigation to determine the impact of the Tax Act on Maine Water. The investigation will allow the MPUC to determine the specific impact of the Tax Act and whether any rate adjustments are warranted. Following discovery, a technical conference was held April 19, 2018. The current schedule for the investigation anticipates a report by the Hearing Examiner in August 2018. In addition to determining the impact of the Tax Act on the justness and reasonableness of Maine Water’s rates, the MPUC will consider whether to issue an accounting order to establish a regulatory liability which defers for future flow-through to ratepayers the impact of the tax changes.

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

On February 27, 2017, the Company completed the acquisition of HVWC by completing the merger of the Company’s wholly-owned subsidiary HAC, Inc. with and into HVWC, with HVWC as the surviving corporation, pursuant to the terms of the Merger Agreement and Connecticut corporate law. Upon the effective time of the Merger, the holders of HVWC’s 1,620 issued and outstanding shares of common stock became entitled to receive an aggregate of 300,445 shares of the Company’s common stock in a tax-free exchange, which exchange was commenced promptly by the issuance of a letter of transmittal and related materials by Connecticut Water’s exchange agent.

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

Maine Water Land Sale
On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,300 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million.  The land had a book value of approximately $600,000 at March 31, 2018 and December 31, 2017 and is included in “Utility Plant” on the Company’s Consolidated Balance Sheets. The easements and purchase prices are as follows:

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

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was 9.81% and 7.13% at March 31, 2018 and 2017, respectively. On February 10, 2018, Connecticut Water filed its annual WICA reconciliation, requesting a 0.38% additional surcharge, which would replace the 0.06% reconciliation filed in January 2017. On March 28, 2018, PURA approved the new 0.38% surcharge. Additionally, PURA reduced Connecticut Water’s WICA surcharge by 0.15% due to the effects of the Tax Act. As of April 1, 2018, Connecticut Water’s WICA surcharge was 9.98%. As of March 31, 2018, Avon Water’s WICA surcharge was 8.09%. As of April 1, 2018, Avon’s reconciliation adjustment reduction of 0.25% related to excess revenues in 2016 expired and a new reconciliation adjustment of 0.01% became effective. As a result of the Tax Act, Avon Water’s WICA surcharge was ultimately reduced to 7.51% effective April 1, 2018. As of March 31, 2018, HVWC has not filed for a WICA surcharge.

On February 6, 2018, Connecticut Water filed a petition with PURA to reopen Connecticut Water’s 2010 rate case (previously reopened in 2013) proceeding for the limited purpose of approving a Settlement Agreement entered into by Connecticut Water and the OCC (the “Agreement”). The Agreement proposes a change in Connecticut Water’s customer rates effective for bills rendered on and after April 1, 2018 made up of the following two components: (1) the revenue requirements associated with a $36.3 million addition to rate base to reflect necessary upgrades to Connecticut Water’s Rockville Water Treatment Plant; and (2) the folding in to base rates of the Company’s present WICA surcharges. In addition, the Agreement provides that:

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

The Agreement provides that, if PURA does not fully approve the Agreement in its entirety, it shall be deemed withdrawn.  Accordingly, the Agreement has no operative effect unless and until it is approved by PURA.  No assurance can be given that PURA will approve the Agreement and permit some or all of the terms contained in the Agreement requested by the parties.  PURA has agreed to the request to reopen the rate proceeding.  A final decision on the Settlement Agreement is anticipated to be issued by PURA no later than July 11, 2018, with rates effective soon thereafter.

Since 2013, Connecticut law has authorized a Water Revenue Adjustment (“WRA”) to reconcile actual water revenues with the revenues projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, projects eligible for WICA surcharges were expanded to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

Connecticut Water and HVWC’s allowed revenues for the three months ended March 31, 2018, as approved by PURA during each company’s most recent general rate case and including subsequently approved WICA surcharges, are approximately $17.8 million. Through normal billing for the three months ended March 31, 2018, revenue for Connecticut Water and HVWC would have been approximately $17.7 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $0.1 million in additional revenue for the three months ended March 31, 2018. Avon Water does not currently use the WRA mechanism. Avon Water does not currently have PURA approval to apply the WRA surcharge to their customers’ bills.

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 6.9% and 6.6% as of March 31, 2018 and 2017, respectively. The WISC rates for the Biddeford and Saco division were reset to zero with the approval of the general rate increase discussed below.

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

Critical Accounting Policies and Estimates

The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the PURA and the MPUC, to which the Company’s regulated water utility subsidiaries are subject.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to ASC 980 “Regulated Operations”, revenue recognition (including the WRA), goodwill impairment, income taxes and accounting for pension and other post-retirement benefit plans.  Each of these accounting policies and the application of critical accounting policies and estimates were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Outlook

The following modifies and updates the “Outlook” section of the Company’s 2017 Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

The Company expects Net Income from its Water Operations segment to decrease in 2018 over 2017 levels, primarily due to costs associated with the merger with SJW. Offsetting these costs, the Company expects accretive effects of the HVWC acquisition, completed on February 27, 2017, and the Avon Water acquisition, completed on July 1, 2017, and revenue increases resulting from the recently issued Biddeford and Saco rate decision and increased surcharges related to WISC in Maine and WICA in Connecticut.

The Company believes that the factors described above and those described in detail under the heading “Commitments and Contingencies” below may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2018 and beyond.  Please also review carefully the risks and uncertainties described in the sections entitled Item 1A – Risk Factors, “Commitments and Contingencies” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and the risks and uncertainties described in the “Forward-Looking Information” section below.

Results of Operations

Three months ended March 31
Net Income for the three months ended March 31, 2018 decreased from the same period in the prior year by $5,295,000 to a Net Loss of $1,227,000. (Loss) earnings per basic average common share were $(0.10) and $0.36 during the three months ended March 31, 2018 and 2017, respectively. The primary driver for the decrease in Net Income is related to approximately $3.3 million in after-tax costs associated with the announced merger with SJW.

This decrease is broken down by business segment as follows (in thousands):

Business Segment	March 31, 2018	March 31, 2017	Increase/(Decrease)
Water Operations	$(1,623)	$3,777	$(5,400)
Real Estate Transactions	—	33	(33)
Services and Rentals	396	258	138
Total	$(1,227)	$4,068	$(5,295)

Revenue

Revenue from our regulated customers increased by $2,390,000, or 10.6%, to $24,853,000 for the three months ended March 31, 2018 when compared to the same period in 2017.  Approximately $1,595,000 of the increase in revenues was related to the acquisitions of HVWC and Avon Water on February 27, 2017 and July 1, 2017, respectively. Excluding the impact of the acquired companies, the Company saw an approximate $795,000 increase in revenues primarily related to increased WICA and WISC surcharges, as well as the increase in rates, effective December 1, 2017, in the Biddeford and Saco division of Maine Water.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $2,017,000, or 18.3%, for the three months ended March 31, 2018 when compared to the same period of 2017. The major reason for the increase is the impact on O&M expense related to the acquisitions of HVWC and Avon Water during 2017, which contributed $944,000 to the increase in O&M expense during the period. The following table presents the components of O&M expense for the three months ending March 31, 2018 and 2017, both including and excluding the impact of the HVWC and Avon Water acquisitions (in thousands):

Expense Components	March 31, 2018	March 31, 2017	Increase / (Decrease)	HVWC and Avon Water O&M Impact	Adjusted Increase/(Decrease)
Outside services	$968	$740	$228	$34	$194
Medical	1,046	853	193	25	168
Payroll	4,494	3,994	500	339	161
Customer	516	355	161	16	145
Maintenance	1,007	835	172	73	99
Investor relations	291	203	88	—	88
Utility costs	1,255	1,035	220	128	92
Property and liability insurance	514	365	149	69	80
Water treatment (including chemicals)	648	578	70	46	24
Vehicles	433	405	28	8	20
Pension	529	517	12	—	12
Purchase water	357	371	(14)	14	(28)
Post-retirement Medical	83	150	(67)	—	(67)
Other benefits	297	320	(23)	76	(99)
Other	582	282	300	116	184
Total	$13,020	$11,003	$2,017	$944	$1,073

The increase in O&M expenses excluding the O&M impact of the acquisitions of HVWC and Avon Water, was approximately $1,073,000, or approximately 9.6%, in the three months ended March 31, 2018 when compared to the same period in 2017.  The changes in individual items, excluding the impact of HVWC and Avon Water, are described below:

•
Outside services increased primarily as a result of the increased use of consulting services during the quarter ended March 31, 2018 when compared to the same period in 2017, primarily in the information technology group at the Company;

•
Medical costs increased in the period ending March 31, 2018 compared to the same period in 2017 primarily due to increased claims filed by our employees and their families and higher administrative costs associated with the plans;

•	Payroll costs increased primarily due to regular raises granted to employees;

•
The increase in customer costs was primarily driven by an increase in uncollectible accounts associated with accounts with no payment activity in over 90 days. Additionally, there was an increase in customer communications costs;

•
Investor relations related costs increased in the period primarily due to higher costs associated with Board of Directors meetings. Additionally, there were increased costs associated with shareholder outreach and fees paid to NASDAQ;

•	Utility costs increased in the first quarter of 2018 compared to the first quarter of 2017 primarily due to increased telecommunication costs and higher electric power costs; and

•	Property and liability insurance costs increased due to higher premiums on the Company’s insurance coverage stemming from the growth of insurable assets.

The increases described above were partially offset by the following decreases to O&M expense:

•	Other benefits decreased due to an increase in capitalized benefits which reduces O&M expense; and

•
Post-retirement medical costs decreased in the period ending March 31, 2018 compared to the same period in 2017 primarily due to an increase in the discount rate used in determining the expense for 2018 compared to the discount rate used to determine expense in 2017.

The Company saw an approximate $1,013,000, or 27.4%, increase in its Depreciation expense for the three months ended March 31, 2018 compared to the same period in 2017.  Of this increase, approximately $376,000 was attributable to the acquisitions of HVWC and Avon Water during 2017. The remaining increase was primarily due to higher Utility Plant in Service as of March 31, 2018 compared to March 31, 2017, driven by the completion of a large treatment plant in Connecticut in the second quarter of 2017 and continued spending on WICA and WISC projects in Connecticut and Maine, respectively.

The Company recognized a $7,000 benefit in above-the-line Income Taxes in the three months ended March 31, 2018 compared to a $190,000 benefit in the same period of 2017. The primary reason for the change is due to adjustments made to provisions during the quarter ended March 31, 2017. During the three months ended March 31, 2017 the Company reviewed its provision recorded related to tangible property regulations. As a result of that review, new information caused management to change its previously estimated reserve for uncertain tax positions related to the adoption of the new tangible property regulation. This change in estimate resulted in the reversal of a portion of the provision in the amount of $1,164,000 in the first quarter of 2017. Partially offsetting this increase in Income Tax benefit was approximately $2,000 of Income Tax expense related to the impact of the HVWC and Avon Water acquisitions. During the period ended March 31, 2018, the Company had pre-tax net loss that resulted in an Income Tax benefit for the quarter.

Other Income (Deductions), Net of Taxes decreased for the three months ended March 31, 2018 by $3,543,000. The primary driver of this decrease was after-tax costs associated with the announced merger with SJW, which were $3,261,000 in the quarter ending March 31, 2018. Additionally, the Company saw a decrease in AFUDC due to the completion of a large treatment plant in the second quarter of 2017. Partially offsetting these decreases was an increase in Non-Water Sales earnings during the three months ended March 31, 2018.

Total Interest and Debt Expense increased by $779,000 in the three months ended March 31, 2018 when compared to the same period in 2017. Of this increase, approximately $74,000 was attributable to the acquisitions of HVWC and Avon Water. The remaining increase was primarily due to higher debt balances outstanding at March 31, 2018 when compared to March 31, 2017 and the aforementioned completion of a large treatment plant in the second quarter of 2017 resulting in lower capitalized interest costs in 2018.

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

As of March 31, 2018, the Company maintained a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2020.  The Company maintained an additional line of credit of $45.0 million with Citizens Bank, N.A., with an expiration date of April 25, 2021.  Additionally, Avon Water maintains a $3.0 million line of credit with Northwest Community Bank, with an expiration date of September 30, 2018. As of March 31, 2018, the total lines of credit available to the Company were $63.0 million.  As of March 31, 2018 and December 31, 2017, the Company had $29.2 million and $19.3 million, respectively, of Interim Bank Loans Payable. As of March 31, 2018, the Company had $33.8 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

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

During the first three months of 2018, the Company paid approximately $397,000 related to Connecticut Water Service’s 2017 CoBank issuance as well as Connecticut Water Service’s Term Note Payable issued as part of the 2012 acquisition of Maine Water, approximately $671,000 in sinking funds related to Maine Water’s outstanding bonds, approximately $41,000 in sinking funds related to HVWC’s bank loan and $42,000 related to Avon Water’s mortgage note payable.

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

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) for all registered shareholders and for the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company’s appointment of a new common stock transfer agent. On August 11, 2017, the Board of Directors approved a Third Amended and Restated DRIP which expanded the class of participants to include any persons other than registered shareholders, customers and employees described above, upon an initial minimum purchase of $500. The DRIP was also amended to add 129,000 additional shares to the DRIP’s share reserve and to revise certain monthly and quarterly share purchase requirements. During the three months ended March 31, 2018 and 2017, plan participants invested $380,000 and $339,000, respectively, in additional shares as part of the DRIP.

2018 Construction Budget

The Board of Directors approved a $66.2 million construction budget for 2018, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will fund the capital budget through a combination of its internally generated funds, borrowing under its available lines of credit and a potential new debt issuances by both Connecticut Water and Maine Water in 2018.

As the Company looks forward to the remainder of 2018 and 2019, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery of these costs through periodic WICA and WISC applications.  The total cost of that investment may exceed the amount of internally generated funds.  The Company expects to rely upon its internally generated funds and short-term borrowing facilities and proceeds from a potential debt issuance during the remainder of 2018.

Commitments and Contingencies

The Company adopted the Internal Revenue Service (“IRS”) temporary tangible property regulations on the Company’s 2012 Federal tax return. Since that time, the Company has been recording a provision for any possible disallowance of a portion of the repair deduction if the deductions were unable to be sustained on audit by the IRS. While the Company believes that the deductions taken on its tax returns are appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000 in the first quarter of 2017. Additionally, in the quarter ended March 31, 2017, the Company recorded, as required by FASB ASC 740, a provision of $310,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. For the three months ended March 31, 2018, the Company recorded a provision of $200,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $4.6 million in prior years for a cumulative total of $4.8 million.

The Company remains subject to examination by federal and state tax authorities for the 2014 through 2016 tax years. On April 26, 2017, Avon Water was notified by the IRS that its stand-alone Federal tax filing for 2015 was selected to be reviewed beginning in the second quarter of 2017 and the audit has since been expanded to include the 2016 standalone tax year. On March 20, 2018, Avon Water received two notices of adjustment from the IRS related to the Federal tax audit for the tax year ended December 31, 2015. As a result, a reduction in the net operating loss carryover of $55,000 was recorded during the period ended March 31, 2018.

There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the year December 31, 2017.

Forward-Looking Information

Certain statements made in this Quarterly Report on Form 10-Q, (“10-Q”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us.  These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions.  Forward-looking statements included in this 10-Q, include, but are not limited to, statements regarding:

•	the proposed Merger between the Company and SJW Group, the anticipated timing of the Merger and our ability to successfully complete the Merger;

•	projected capital expenditures and related funding requirements;

•	the availability and cost of capital;

•	developments, trends and consolidation in the water and wastewater utility industries;

•	dividend payment projections;

•	our ability to successfully acquire and integrate regulated water and wastewater systems, as well as unregulated businesses, that are complementary to our operations and the growth of our business;

•	the capacity of our water supplies, water facilities and wastewater facilities;

•	the impact of limited geographic diversity on our exposure to unusual weather;

•	the impact of conservation awareness of customers and more efficient plumbing fixtures and appliances on water usage per customer;

•	our capability to pursue timely rate increase requests;

•	our authority to carry on our business without unduly burdensome restrictions;

•	our ability to maintain our operating costs at the lowest possible level, while providing good quality water service;

•	our ability to obtain fair market value for condemned assets;

•	the impact of fines and penalties;

•	changes in laws, governmental regulations and policies, including environmental, health and water quality and public utility regulations and policies;

•	the decisions of governmental and regulatory bodies, including decisions to raise or lower rates;

•	our ability to successfully extend and expand our service contract work within our Service and Rentals Segment in both Connecticut and Maine;

•	the development of new services and technologies by us or our competitors;

•	the availability of qualified personnel;

•	the condition of our assets;

•	the impact of legal proceedings;

•	general economic conditions;

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

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•	the risks associated with the proposed Merger between the Company and SJW Group, the anticipated timing of the Merger and our ability to successfully complete the merger;

•	changes in public utility regulations and policies;

•	changes in general economic, business, credit and financial market conditions;

•	changes in environmental conditions, including those that result in water use restrictions;

•	the determination of what qualifies for a repair expense tax deduction;

•	abnormal weather conditions;

•	increases in energy and fuel costs;

•	unfavorable changes to the federal and/or state tax codes;

•	significant changes in, or unanticipated, capital requirements;

•	significant changes in our credit rating or the market price of our common stock;

•	our ability to integrate businesses, technologies or services which we may acquire;

•	our ability to manage the expansion of our business;

•	the continuous and reliable operation of our information technology systems, including the impact of cyber security attacks or other cyber-related events;

•	the extent to which we are able to develop and market new and improved services;

•	the continued demand by telecommunication companies for antenna site leases on our property;

•	the effect of the loss of major customers;

•	our ability to retain the services of key personnel and to hire qualified personnel as we expand;

•	labor disputes;

•	increasing difficulties in obtaining insurance and increased cost of insurance;

•	cost overruns relating to improvements or the expansion of our operations;

•	increases in the costs of goods and services;

•	civil disturbance or terroristic threats or acts; and

•	changes in accounting pronouncements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements.  You should read this 10-Q, the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“10-K”) and the documents that we incorporate by reference into the 10-K completely and with the understanding that our actual future results, performance and achievements may be materially different from what we expect.  These forward-looking statements represent our assumptions, expectations and beliefs only as of the date of this 10-Q.  Except for our ongoing obligations to disclose certain information under the federal securities laws, we are not obligated, and assume no obligation, to update these forward-looking statements, even though our situation may change in the future.  For further information or other factors which could affect our financial results and such forward-looking statements, see Part I, Item 1A“Risk Factors” found in the 10-K.  We qualify all of our forward-looking statements by these cautionary statements.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  As of March 31, 2018, the Company had $63.0 million of variable rate lines of credit with two banks, under which the Company had $29.2 million of interim bank loans payable at March 31, 2018.

As of March 31, 2018, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II, Item 1A: Risk Factors

Except as set forth in the below risk factors, information about the material risks related to our business, financial condition and results of operations for the three months ended March 31, 2018 does not materially differ from that set out under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as the information provided elsewhere in this report. You should also carefully consider the risk factors related to the Merger with SJW set forth in the section entitled “Risk Factors” in the preliminary joint proxy statement of the Company and SJW included in the registration statement on Form S-4 filed with the SEC by SJW on April 25, 2018. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company’s business operations, financial condition or operating results.

We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the price of our common stock.

As previously discussed, on March 14, 2018, the Company entered into the Merger Agreement with SJW and Merger Sub, a direct wholly owned subsidiary of SJW. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of SJW. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock (other than certain cancelled shares) will be converted into the right to receive 1.1375 shares of SJW common stock. The Merger is subject to the satisfaction of a number of conditions beyond our control, including approval of the Merger Agreement by the Company’s shareholders, approval of the issuance of SJW common stock in the Merger by SJW’s stockholders, regulatory approvals (including the approval of PURA and MPUC) and other customary closing conditions. There is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all. The conditions to the Merger could prevent or delay the completion of the Merger. In addition, the efforts to satisfy the closing conditions of the Merger, including the shareholder approval process (especially in light of the actions taken by Eversource Energy to solicit proxies from the Company’s shareholders in opposition to the Merger) and the regulatory approval process, may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations and a disruption of our operations. Any significant diversion of management’s attention away from ongoing business and any difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition.

The Merger Agreement also contains certain customary termination rights, including the right for each of the Company and SJW to terminate the Merger Agreement if the Merger is not consummated by March 14, 2019 (or, in the event all closing conditions have been met other than certain regulatory approvals, June 14, 2019) or in the event of an uncured material breach of any representation, warranty, covenant or agreement such that the conditions to closing would not be satisfied. In addition, if the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee to SJW of $28.1 million or reimburse SJW’s expenses up to $5 million. The Company may not be able to obtain the approval of its shareholders required to consummate the Merger, including in particular because some of the Company’s shareholders may be persuaded to vote against approval of the Merger Agreement as a result of Eversource Energy’s actions to solicit proxies from the Company’s shareholders in opposition to the Merger. If the Company’s shareholders fail to approve the Merger, then the Merger Agreement will be terminated and the Company will be required to reimburse SJW’s expenses up to $5 million and may also be required to pay to SJW the termination fee of $28.1 million (less the amount of expenses reimbursed) in certain circumstances. If the proposed Merger is not completed or the Merger Agreement is terminated, the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without unexpected delays, which could have a material adverse effect on our business, results of operations and financial condition.

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

The Merger Agreement contains provisions that could discourage a potential competing acquiror of either SJW or the Company, or could result in any competing proposal being at a lower price than it might otherwise be. However, competing acquirors could negatively impact the completion and timing of the proposed transaction and cause disruption and expense for both SJW and the Company.

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict each of SJW’s and the Company’s ability to solicit, initiate, knowingly encourage or knowingly facilitate any takeover proposal (which includes among other things any proposal or offer made by a third party relating to any merger, amalgamation, consolidation, share exchange, other business combination, recapitalization, liquidation, dissolution or similar transaction involving SJW or the Company, or any of their respective subsidiaries, or any sale, lease, contribution or other disposition, directly or indirectly, of any business or assets of SJW or the Company, or any of their respective subsidiaries, representing 15% or more of the consolidated revenues, net income or assets of SJW or the Company, or any of their respective subsidiaries, taken as a whole). In addition, the other party has an opportunity to offer to modify the terms of the Merger in response to any competing acquisition proposals before the board of directors of the company that has received a third-party proposal may withdraw or qualify its recommendation with respect to the Merger.

These provisions could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant portion of SJW or the Company from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger or might result in a potential third-party acquiror proposing to pay a lower price to the stockholders than it might otherwise have proposed to pay because of the added expense of the $42.5 million termination fee for SJW or $28.1 million termination fee for the Company, as applicable, that may become payable in certain circumstances.

On April 4, 2018, SJW received an unsolicited proposal from California Water Service Group regarding the acquisition of all of the outstanding shares of SJW common stock for $68.25 per share. On April 5, 2018, the Company received an unsolicited proposal from Eversource Energy regarding the acquisition of all of the outstanding shares of the Company’s common stock for $63.50 per share in cash and/or stock at the election of holders of the Company’s common stock. While each of SJW and the Company has determined that the unsolicited proposal that it had received was neither a superior proposal nor reasonably likely to lead to a superior proposal, California Water Service Group and Eversource Energy each filed (on May 2, 2018 and April 27, 2018, respectively) a preliminary proxy statement to solicit proxies in opposition to the Merger, and it is unclear what additional actions these third parties may take to further their proposals. Even if ultimately unsuccessful, actions taken by these or other third parties, including the proxy contests, could disrupt the business of each of SJW and the Company, cause SJW and the Company to incur substantial additional expense, and negatively impact the ability of SJW and the Company to consummate the Merger and the expected timing of the consummation of the Merger. In addition, as a result of the proxy solicitations by California Water Service Group and Eversource Energy in opposition to the Merger, and other actions that may be taken by these or other third parties, shareholders of SJW or the Company may vote against the proposals at their respective special meetings and, consequently, the required shareholder approvals may not be obtained.

If the Merger Agreement is terminated and either SJW or the Company determines to seek another business combination, it may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended March 31, 2018.

Part II, Item 6: Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated May 11, 1998 (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 27, 1998 (Exhibit 3 to Form 8-K filed on September 25, 1998).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.3 to Form 10-K for the year ended 12/31/14).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended 3/31/04).

3.5	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.6	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of March 14, 2018. (Exhibit 3.6 to Form 10-K filed on March 15, 2018).

10.1*	Change in control severance plan, approved on December 7, 2017, filed herewith.

10.2	Form of Amended and Restated Supplemental Executive Retirement Agreement, by and between The Connecticut Water Company and specified officers (Exhibit 10.1 to Form 8-K filed November 21, 2017).

10.3	Form of Restricted Stock Unit Award Agreement (Exhibit 10.1 to Form 8-K filed December 12, 2017).

10.4*	Amendment 2018-1 to Savings Plan of the Connecticut Water Company, approved on March 14, 2018, effective May 1, 2018, filed herewith.

31.1*	Rule 13a-14 Certification of David C. Benoit, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of Robert J. Doffek, Chief Financial Officer.

32**	Certification of David C. Benoit, Chief Executive Officer and Robert J. Doffek Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)

Date:	May 9, 2018	By: /s/ David C. Benoit
David C. Benoit President and Chief Executive Officer

Date:	May 9, 2018	By: /s/ Robert J. Doffek
Robert J. Doffek Chief Financial Officer, Treasurer and Controller