Form 10-Q
period 2018-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2018-08-09
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018 or

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
12,044,006
Number of shares of common stock outstanding, July 1, 2018
(Includes 94,282 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
June 30, 2018

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	June 30, 2018	December 31, 2017
Utility Plant	$942,107	$927,289
Construction Work in Progress	16,202	11,761
	958,309	939,050
Accumulated Provision for Depreciation	(250,069)	(241,327)
Net Utility Plant	708,240	697,723
Other Property and Investments	11,719	10,662
Cash and Cash Equivalents	3,868	3,618
Accounts Receivable (Less Allowance, 2018 - $1,238; 2017 - $1,265)	13,262	14,965
Accrued Unbilled Revenues	9,732	8,481
Materials and Supplies, at Average Cost	1,719	1,593
Prepayments and Other Current Assets	9,642	7,021
Total Current Assets	38,223	35,678
Unrecovered Income Taxes - Regulatory Asset	72,343	66,631
Pension Benefits - Regulatory Asset	10,316	11,339
Post-Retirement Benefits Other Than Pension - Regulatory Asset	110	116
Goodwill	66,403	67,016
Deferred Charges and Other Costs	11,012	9,618
Total Regulatory and Other Long-Term Assets	160,184	154,720
Total Assets	$918,366	$898,783
CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2018 - 12,044,006; 2017 - 12,065,016	$189,320	$191,641
Retained Earnings	98,523	102,417
Accumulated Other Comprehensive (Loss)	(301)	(428)
Common Stockholders’ Equity	287,542	293,630
Preferred Stock	—	772
Long-Term Debt	251,723	253,367
Total Capitalization	539,265	547,769
Current Portion of Long-Term Debt	4,016	6,173
Interim Bank Loans Payable	42,891	19,281
Accounts Payable and Accrued Expenses	9,402	11,319
Accrued Interest	1,481	1,439
Current Portion of Refund to Customers - Regulatory Liability	—	64
Other Current Liabilities	3,094	3,262
Total Current Liabilities	60,884	41,538
Advances for Construction	19,560	20,024
Deferred Federal and State Income Taxes	35,244	33,579
Unfunded Future Income Taxes	63,933	58,384
Long-Term Compensation Arrangements	34,035	32,649
Unamortized Investment Tax Credits	1,095	1,133
Excess Accumulated Deferred Income Tax - Regulatory Liability	30,973	30,937
Other Long-Term Liabilities	1,209	1,241
Total Long-Term Liabilities	186,049	177,947
Contributions in Aid of Construction	132,168	131,529
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$918,366	$898,783

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2018 and 2017
(Unaudited)
(In thousands, except per share amounts)

	2018	2017
Operating Revenues	$29,904	$27,902
Operating Expenses
Operation and Maintenance	12,720	11,416
Depreciation	4,360	3,984
Income Tax Expense (Benefit)	627	(624)
Taxes Other Than Income Taxes	2,618	2,477
Total Operating Expenses	20,325	17,253
Net Operating Revenues	9,579	10,649
Other Utility Income, Net of Taxes	248	190
Total Utility Operating Income	9,827	10,839
Other (Deductions) Income, Net of Taxes
Non-Water Sales Earnings	432	332
Allowance for Funds Used During Construction	105	231
Merger and Acquisition Costs	(2,391)	(125)
Other	(472)	(829)
Total Other (Loss) Income, Net of Taxes	(2,326)	(391)
Interest and Debt Expense
Interest on Long-Term Debt	2,606	2,106
Other Interest Expense (Income), Net	115	(111)
Amortization of Debt Expense and Premium, Net	51	35
Total Interest and Debt Expense	2,772	2,030
Net Income	4,729	8,418
Preferred Stock Dividend Requirement	1	10
Net Income Applicable to Common Stock	$4,728	$8,408
Weighted Average Common Shares Outstanding:
Basic	11,884	11,344
Diluted	12,083	11,568
Earnings Per Common Share:
Basic	$0.39	$0.75
Diluted	$0.39	$0.73
Dividends Per Common Share	$0.3125	$0.2975

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)
(In thousands, except per share amounts)

	2018	2017
Operating Revenues	$54,757	$50,365
Operating Expenses
Operation and Maintenance	25,740	22,419
Depreciation	9,065	7,676
Income Tax Expense (Benefit)	620	(814)
Taxes Other Than Income Taxes	5,475	5,082
Total Operating Expenses	40,900	34,363
Net Operating Revenues	13,857	16,002
Other Utility Income, Net of Taxes	515	355
Total Utility Operating Income	14,372	16,357
Other (Deductions) Income, Net of Taxes
Gain on Real Estate Transactions	—	33
Non-Water Sales Earnings	828	590
Allowance for Funds Used During Construction	158	567
Merger and Acquisition Costs	(5,652)	(255)
Other	(818)	(941)
Total Other (Loss) Income, Net of Taxes	(5,484)	(6)
Interest and Debt Expense
Interest on Long-Term Debt	5,168	4,167
Other Interest Expense (Income), Net	116	(371)
Amortization of Debt Expense and Premium, Net	102	69
Total Interest and Debt Expense	5,386	3,865
Net Income	3,502	12,486
Preferred Stock Dividend Requirement	10	19
Net Income Applicable to Common Stock	$3,492	$12,467
Weighted Average Common Shares Outstanding:
Basic	11,873	11,242
Diluted	12,082	11,467
Earnings Per Common Share:
Basic	$0.29	$1.11
Diluted	$0.29	$1.09
Dividends Per Common Share	$0.6100	$0.5800

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2018 and 2017
(Unaudited)
(In thousands)

	2018	2017
Net Income	$4,729	$8,418
Other Comprehensive Income, net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(30) and $(36) in 2018 and 2017	83	57
Unrealized (loss) gain on investments, net of tax (expense) of $(14) and $(18) in 2018 and 2017	36	29
Other Comprehensive Income, net of tax	119	86
Comprehensive Income	$4,848	$8,504

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)
(In thousands)

	2018	2017
Net Income	$3,502	$12,486
Other Comprehensive Income, net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(43) and $(61) in 2018 and 2017	117	96
Unrealized (loss) gain on investments, net of tax (expense) of $(4) and $(59) in 2018 and 2017	10	93
Other Comprehensive Income, net of tax	127	189
Comprehensive Income	$3,629	$12,675

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended June 30, 2018 and 2017
(Unaudited)
(In thousands, except per share amounts)

	2018	2017
Balance at Beginning of Period	$97,586	$92,007
Net Income	4,729	8,418
	102,315	100,425
Premium on Redemption of Preferred Stock	(15)	—
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share	1	3
Cumulative Preferred, Series $0.90, $0.225 per share	—	7
Common Stock - 2018 $0.3125 per share; 2017 $0.2975 per share	3,776	3,440
	3,777	3,450
Balance at End of Period	$98,523	$96,975

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)
(In thousands, except per share amounts)

	2018	2017
Balance at Beginning of Period	$102,417	$91,213
Net Income	3,502	12,486
	105,919	103,699
Premium on Redemption of Preferred Stock	(15)	—
Dividends Declared:
Cumulative Preferred, Class A, $0.40 per share	4	6
Cumulative Preferred, Series $0.90, $0.45 per share	6	13
Common Stock - 2018 $0.61 per share; 2017 $0.5800 per share	7,371	6,705
	7,381	6,724
Balance at End of Period	$98,523	$96,975

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)
(In thousands)

	2018	2017
Operating Activities:
Net Income	$3,502	$12,486
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by
Operating Activities:
Deferred Revenues	(3,435)	(3,421)
Provision for Deferred Income Taxes and Investment Tax Credits, Net	1,284	(617)
Allowance for Funds Used During Construction	(158)	(566)
Depreciation and Amortization (including $702 and $351 in 2018 and 2017, respectively, charged to other accounts)	9,767	8,027
Gain on Real Estate Transactions	—	(33)
Change in Assets and Liabilities:
Increase (Decrease) in Accounts Receivable and Accrued Unbilled Revenues	452	(488)
Increase in Prepaid Income Taxes and Prepayments and Other Current Assets	(2,531)	(1,070)
Increase in Other Non-Current Items	4,590	2,369
Decrease in Accounts Payable, Accrued Expenses and Other Current Liabilities	(445)	(2,027)
Total Adjustments	9,524	2,174
Net Cash and Cash Equivalents Provided by Operating Activities	13,026	14,660
Investing Activities:
Net Additions to Utility Plant	(20,858)	(24,438)
Proceeds from the Sale of Land	—	212
Cash Acquired in Business Combinations	—	1,336
Net Cash and Cash Equivalents Used in Investing Activities	(20,858)	(22,890)
Financing Activities:
Net Proceeds from Interim Bank Loans	42,891	43,632
Net Repayment of Interim Bank Loans	(19,281)	(32,953)
Redemption of Preferred Stock	(787)	—
Purchase of Treasury Stock	(3,525)	—
Proceeds from the Issuance of Long-Term Debt	—	5,000
Costs to Issue Long-Term Debt and Common Stock	—	(2)
Proceeds from Issuance of Common Stock	722	692
Repayment of Long-Term Debt Including Current Portion	(3,903)	(1,104)
Advances from Others for Construction	(654)	819
Cash Dividends Paid	(7,381)	(6,724)
Net Cash and Cash Equivalents Provided by Financing Activities	8,082	9,360
Net Increase in Cash and Cash Equivalents	250	1,130
Cash and Cash Equivalents at Beginning of Period	3,618	1,564
Cash and Cash Equivalents at End of Period	$3,868	$2,694
Non-Cash Investing and Financing Activities:
Stock-for-stock acquisition of The Heritage Village Water Company	$—	$16,903
Non-Cash Contributed Utility Plant	$852	$2,278
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$5,350	$3,825
State and Federal Income Taxes	$320	$362

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. (“CTWS” or the “Company”) and its wholly-owned subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Company’s primary operating subsidiaries are: The Connecticut Water Company (“Connecticut Water”), The Heritage Village Water Company (“HVWC”) and The Avon Water Company (“Avon Water”) in the State of Connecticut and The Maine Water Company (“Maine Water”) in the State of Maine. The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “10-K”) and as updated in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.  Effective February 27, 2017 and July 1, 2017, the Company acquired HVWC and Avon Water, respectively, discussed further in Note 12 below.  As a result, the Company’s Condensed Consolidated Statements of Net Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Retained Earnings and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2017 do not include Avon Water, however, they do include the approximate four months of activity related to HVWC after its acquisition on February 27, 2017.  The Condensed Consolidated Statements of Net Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements Retained Earnings and the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2018 include HVWC’s and Avon Water’s results. HVWC’s and Avon Water’s assets and liabilities are included in the Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017.

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

Proposed Merger with SJW Group

On August 5, 2018, the Company entered into a Second Amended and Restated Agreement and Plan of Merger (the “Revised Merger Agreement”) with SJW Group, a Delaware corporation (“SJW”), and Hydro Sub, Inc., a Connecticut corporation and a direct wholly owned subsidiary of SJW (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of SJW (the “Merger”). Subject to the terms and conditions of the Revised Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock (other than certain cancelled shares) will be automatically converted into the right to receive an amount in cash equal to $70.00 per share, payable without interest. The Revised Merger Agreement amends and restates in its entirety the Amended and Restated Agreement and Plan of Merger (the “First Amended and Restated Merger Agreement”), dated as of May 30, 2018, by and among the Company, SJW and Merger Sub, which amended and restated in its entirety the Agreement and Plan of Merger (the “Original Merger Agreement”), dated as of March 14, 2018, by and among the Company, SJW and Merger Sub.

The Board of Directors approved, adopted and declared advisable and resolved to recommend to the Company’s shareholders the approval of the Revised Merger Agreement and the Merger following a comprehensive review of the transaction.

The Merger is subject to certain customary closing conditions, including, among other things, approval of the Revised Merger Agreement by the Company’s shareholders and regulatory approvals (including the approval of the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”) and pre-approvals of any license transfers from the Federal Communications Commission). The required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (the “HSR Act”), was terminated early on April 27, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On May 4, 2018, Maine Water filed with the MPUC an application for approval of the Merger. On May 7, 2018, the Company and SJW filed with the PURA a joint application for approval of the Merger. Following the start on May 31, 2018 of a 45-day go-shop process permitted by the First Amended and Restated Merger Agreement, the Company and SJW withdrew their joint application on June 19, 2018, and filed a new joint application on July 18, 2018, following the end of the go-shop process.

On July 20, 2018, the California Public Utilities Commission (“CPUC”) formally issued an Order Instituting Investigation (“Order”) providing that the CPUC will investigate whether the Merger is subject to CPUC approval and the Merger’s anticipated impacts within California. The Order states that the CPUC plans to substantially complete its investigation in a manner sufficiently timely to allow the Merger to go forward by the end of 2018, if appropriate.

The Company and SJW expect the closing of the Merger to occur during the first quarter of 2019.

Regulatory Matters

The rates we charge our water and waste water customers in Connecticut and Maine are established under the jurisdiction of and are approved by PURA and the MPUC, respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. The Regulated Companies’ allowed returns on equity and allowed returns on rate base are as follows:

As of June 30, 2018	Allowed Return on Equity	Allowed Return on Rate Base
Connecticut Water	9.75%	7.32%
HVWC (blended water and wastewater rates)	10.10%	7.19%
Avon Water	10.00%	7.79%
Maine Water	9.50%	7.96%

The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Each of Connecticut Water, HVWC, Avon Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain costs associated with approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments, in Connecticut, as discussed in more detail below. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of June 30, 2018, however, HVWC, as ordered by PURA, began to utilize Water Revenue Adjustments as of March 31, 2017.

On January 3, 2018, PURA filed a motion to reopen the most recent rate case decisions for the Company’s Connecticut Regulated Companies to determine what, if any, adjustments to rates are appropriate to account for revisions to tax laws, including corporate tax rates, contained in the Tax Cuts and Jobs Act (“Tax Act”). PURA held a hearing on July 30, 2018 for regulated water companies. As discussed below, Connecticut Water has entered into a settlement agreement with the Connecticut Office of Consumer Counsel (“OCC”) that covers treatment of the Tax Act.

On January 11, 2018, the MPUC issued a notice of investigation to determine the impact of the Tax Act on Maine Water. The investigation will allow the MPUC to determine the specific impact of the Tax Act and whether any rate adjustments are warranted. Following discovery, technical conferences were held on April 19, 2018 and July 17, 2018. The current schedule for the investigation anticipates a report by the Hearing Examiner on August 13, 2018. In addition to determining the impact of the Tax Act on the justness and reasonableness of Maine Water’s rates, the MPUC will consider whether to issue an accounting order to establish a regulatory liability which defers for future flow-through to ratepayers the impact of the tax changes.

Maine Water Land Sale
On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,300 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million.  The land had a book value of approximately $600,000 at June 30, 2018 and December 31, 2017 and is included in “Utility Plant” on the Company’s Consolidated Balance Sheets. The easements and purchase prices are as follows:

1.Ragged Mountain Mirror Lake Conservation Easement: $1,875,000; and
2.Grassy Pond conservation Easement: $600,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 25, 2018, an amendment to the agreement was made to extend closing of the first transaction to September 30, 2018, from June 30, 2018.  This is also expected to extend the second closing into 2020.  Maine Water will make a $250,000 contribution to the Land Trust upon completion of the closing of the first easement sale.  Maine Water also expects to claim a charitable deduction for the $600,000 in excess of the fair market value of the second easement over the $600,000 sale price.

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was 9.98% and 8.25% at June 30, 2018 and 2017, respectively. As of June 30, 2018, Avon Water’s WICA surcharge was 7.51%. As of June 30, 2018, HVWC has not filed for a WICA surcharge.

On February 6, 2018, Connecticut Water filed a petition with PURA to reopen Connecticut Water’s 2010 rate case proceeding (previously reopened in 2013) for the limited purpose of approving a Settlement Agreement entered into by Connecticut Water and the OCC (the “Agreement”). The Agreement proposes a change in Connecticut Water’s customer rates effective for bills rendered on and after April 1, 2018 made up of the following two components: (1) the revenue requirements associated with a $36.3 million addition to rate base to reflect necessary upgrades to Connecticut Water’s Rockville Water Treatment Plant; and (2) the folding in to base rates of the Company’s present WICA surcharges. In addition, the Agreement provides that:

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

The Agreement provides that, if PURA does not fully approve the Agreement in its entirety, it shall be deemed withdrawn.  Accordingly, the Agreement has no operative effect unless and until it is approved by PURA.  No assurance can be given that PURA will approve the Agreement and permit some or all of the terms contained in the Agreement requested by the parties.  PURA has agreed to the request to reopen the rate proceeding.  PURA issued a Proposed Final Decision on July 6, 2018 that rejected the Settlement Agreement, due to the proposed treatment of income tax expense resulting from the Tax Act. The Company and the Office of Consumer Council each filed written exceptions to the draft decision and a hearing was held on a revised settlement agreement submitted from both parties that would include an adjustment to reflect the impacts of the Tax Act but at a lower dollar amount than recommended in the PURA draft decision.  A final decision is anticipated from PURA in August with implementation of new rates to immediately follow.

Since 2013, Connecticut law has authorized a Water Revenue Adjustment (“WRA”) to reconcile actual water revenues with the revenues projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, projects eligible for WICA surcharges were expanded to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to certain acquired systems.

Connecticut Water’s and HVWC’s allowed revenues for the six months ended June 30, 2018, as approved by PURA during each company’s most recent general rate case and including subsequently approved WICA surcharges, are approximately $38.7 million. Through normal billing for the six months ended June 30, 2018, revenue for Connecticut Water and HVWC would have been approximately $35.2 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $3.5 million in additional revenue for the six months ended June 30, 2018. Avon Water does not currently use the WRA mechanism. Avon Water does not currently have PURA approval to apply the WRA surcharge to their customers’ bills.

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 6.8% and 5.7% as of June 30, 2018 and 2017, respectively. The WISC rates for the Biddeford and Saco division were reset to zero with the approval of the general rate increase discussed below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and six months ended June 30, 2018 and 2017.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30,	2018	2017	2018	2017
Service Cost	$451	$450	$975	$964
Interest Cost	777	806	1,555	1,600
Expected Return on Plan Assets	(1,162)	(1,044)	(2,331)	(2,145)
Amortization of:
Prior Service Cost	4	4	8	8
Net Recognized Loss	629	486	1,299	1,031
Net Periodic Benefit Cost	$699	$702	$1,506	$1,458

The Company expects to make a total contribution of approximately $3,800,000 in 2018 for the 2017 plan year.

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30,	2018	2017	2018	2017
Service Cost	$83	$74	$166	$167
Interest Cost	126	123	251	256
Expected Return on Plan Assets	(94)	(89)	(187)	(177)
Other	—	56	—	112
Amortization of:
Prior Service Credit	(1)	(45)	(1)	(90)
Recognized Net (Gain)	(5)	(31)	(11)	(40)
Net Periodic Benefit Cost	$109	$88	$218	$228

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of stock awards):

Three months ended June 30,	2018	2017
Common Shares Outstanding End of Period	12,044,006	11,575,400
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	11,883,907	11,343,528
Diluted	12,082,573	11,568,278

Basic Earnings per Share	$0.39	$0.75
Dilutive Effect of Stock Awards	—	(0.02)
Diluted Earnings per Share	$0.39	$0.73

Six months ended June 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	11,872,995	11,241,884
Diluted	12,081,535	11,467,141

Basic Earnings per Share	$0.29	$1.11
Dilutive Effect of Stock Awards	—	(0.02)
Diluted Earnings per Share	$0.29	$1.09

Total unrecognized compensation expense for all stock awards was approximately $1.3 million as of June 30, 2018 and will be recognized over a weighted average period of 1.3 years.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," (“ASU 2017-07”) which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other postretirement benefit plans. Under ASU 2017-07, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost will be presented separately from the line item that includes the service cost. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted at the beginning of an annual period in which the financial statements have not been issued. Entities must use a retrospective transition method to adopt the requirement for separate presentation of the income statement service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. As a result of the adoption of ASU 2017-07 in the first quarter of 2018, the Company reclassified $210,000 and $443,000 out of Operation and Maintenance expense and moved it to the “Other” line item in the “Other (Deductions) Income, Net of Taxes” section of the quarter to date and year to date, respectively, June 30, 2017 Condensed Consolidated Statement of Income to conform with the requirements of 2017-07.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Disaggregation of Revenue
The following table disaggregates our revenue by major source and customer class (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Water Operations
Residential	$15,755	$14,664	$30,164	$27,460
Commercial	3,301	2,916	6,231	5,514
Industrial	736	799	1,455	1,440
Public Authority	761	914	1,508	1,593
Fire Protection	5,134	4,815	10,306	9,556
Other (including non-metered accounts)	886	873	1,760	1,369
Water Operations Revenues from Contracts with Customers	26,573	24,981	51,424	46,932
Alternative Revenue Program	3,331	2,921	3,333	3,433
Other	363	318	736	641
Total Revenue from Water Operations	30,267	28,220	55,493	51,006
Services and Rentals
Contract Operations	578	635	1,147	1,205
Linebacker	635	624	1,253	1,243
Service and Rentals Revenues from Contracts with Customers	1,213	1,259	2,400	2,448
Other	64	20	82	41
Total Revenue from Services and Rentals	1,277	1,279	2,482	2,489
Total Revenue from Real Estate Transactions	—	—	—	212

Total Revenues from Contracts with Customers	27,786	26,240	53,824	49,380

Total Revenue	$31,544	$29,499	$57,975	$53,707

The following table show the components of Accounts Receivable and Accrued Unbilled Revenues related to revenues from contracts with customers:

	June 30, 2018	December 31, 2017
Accounts Receivable
Water Operations Segment	$12,003	$12,885
Services and Rentals Segment	81	107
Accounts Receivable from Contracts with Customers	12,084	12,992
Other accounts receivable	1,178	1,973
Total Accounts Receivable	$13,262	$14,965

Accrued Unbilled Revenues from Contracts with Customers	$9,732	$8,481

Accounts Receivable and Accrued Unbilled Revenues: Accounts receivable are comprised of trade receivables primarily from our regulated water customers. The Company records their accounts receivable at cost, which approximates fair value. Additionally, the Company establishes an allowance for uncollectible accounts based on historical losses, management’s assessment of existing economic conditions, customer payment trends, and other factors. The Company assesses late payment

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

fees on trade receivables based on contractual past-due terms established with customers and approved by PURA or the MPUC. The provision for bad debts is charged to operating expense.

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

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

Three months ended June 30, 2018	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$416	$(836)	$(420)
Other Comprehensive Loss Before Reclassification	43	—	43
Amounts Reclassified from AOCI	(7)	83	76
Net current-period Other Comprehensive (Loss) Income	36	83	119
Ending Balance	$452	$(753)	$(301)

Three months ended June 30, 2017	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$299	$(1,120)	$(821)
Other Comprehensive Income Before Reclassification	21	—	21
Amounts Reclassified from AOCI	8	57	65
Net current-period Other Comprehensive Income	29	57	86
Ending Balance	$328	$(1,063)	$(735)

Six months ended June 30, 2018	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$442	$(870)	$(428)
Other Comprehensive Income Before Reclassification	—	—	—
Amounts Reclassified from AOCI	10	117	127
Net current-period Other Comprehensive Income	10	117	127
Ending Balance	$452	$(753)	$(301)

Six months ended June 30, 2017	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$235	$(1,159)	$(924)
Other Comprehensive (Loss) Income Before Reclassification	85	—	85
Amounts Reclassified from AOCI	8	96	104
Net current-period Other Comprehensive (Loss) Income	93	96	189
Ending Balance	$328	$(1,063)	$(735)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Three Months Ended June 30, 2018(a)	Amounts Reclassified from AOCI Three Months Ended June 30, 2017(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$(10)	$13	Other Income
Tax expense	3	(5)	Other Income
	(7)	8

Amortization of Recognized Net Gain from Defined Benefit Items	113	93	Other Income (b)
Tax expense	(30)	(36)	Other Income
	83	57

Total Reclassifications for the period, net of tax	$76	$65

Details about Other AOCI Components	Amounts Reclassified from AOCI Six Months Ended June 30, 2018(a)	Amounts Reclassified from AOCI Six Months Ended June 30, 2017(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$14	$13	Other Income
Tax expense	(4)	(5)	Other Income
	10	8

Amortization of Recognized Net Gain from Defined Benefit Items	160	157	Other Income (b)
Tax expense	(43)	(61)	Other Income
	117	96

Total Reclassifications for the period, net of tax	$127	$104

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Long-Term Debt

Long-Term Debt at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

			2018	2017
4.09%	CTWS	Term Loan Note	$11,803	$12,358
4.15%	CTWS	CoBank Term Note Payable, Due 2037	14,633	14,881
Total CTWS			26,436	27,239
Var.	Connecticut Water	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	Connecticut Water	2004 Series A, Due 2028	5,000	5,000
Var.	Connecticut Water	2004 Series B, Due 2028	4,550	4,550
5.00%	Connecticut Water	2011 A Series, Due 2021	22,819	22,920
3.16%	Connecticut Water	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	Connecticut Water	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	Connecticut Water	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	Connecticut Water	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	Connecticut Water	CoBank Note Payable, Due 2033	14,550	14,550
4.36%	Connecticut Water	CoBank Note Payable, Due May 2036	30,000	30,000
4.04%	Connecticut Water	CoBank Note Payable, Due July 2036	19,930	19,930
3.53%	Connecticut Water	NY Life Senior Note, Due September 2037	35,000	35,000
Total Connecticut Water			198,959	199,060
4.75%	HVWC	2011 Farmington Bank Loan, Due 2034	4,382	4,464
3.05%	Avon Water	Mortgage Note Payable, due 2033	3,206	3,302
8.95%	Maine Water	1994 Series G, Due 2024	6,300	6,300
2.68%	Maine Water	1999 Series J, Due 2019	85	170
0.00%	Maine Water	2001 Series K, Due 2031	533	574
2.58%	Maine Water	2002 Series L, Due 2022	53	60
1.53%	Maine Water	2003 Series M, Due 2023	271	321
1.73%	Maine Water	2004 Series N, Due 2024	341	341
0.00%	Maine Water	2004 Series O, Due 2034	107	113
1.76%	Maine Water	2006 Series P, Due 2026	331	361
1.57%	Maine Water	2009 Series R, Due 2029	197	207
0.00%	Maine Water	2009 Series S, Due 2029	516	538
0.00%	Maine Water	2009 Series T, Due 2029	1,446	1,509
0.00%	Maine Water	2012 Series U, Due 2042	142	148
1.00%	Maine Water	2013 Series V, Due 2033	1,285	1,310
4.24%	Maine Water	CoBank Note Payable, Due 2024	4,500	4,500
4.18%	Maine Water	CoBank Note Payable, Due 2026	5,000	5,000
7.72%	Maine Water	Series L, Due 2018	—	2,250
2.40%	Maine Water	Series N, Due 2022	826	1,026
1.86%	Maine Water	Series O, Due 2025	750	750
2.23%	Maine Water	Series P, Due 2028	1,234	1,264
0.01%	Maine Water	Series Q, Due 2035	1,584	1,678
1.00%	Maine Water	Series R, Due 2025	2,009	2,009
Various	Maine Water	Various Capital Leases	—	2
Total Maine Water			27,510	30,431
Add: Acquisition Fair Value Adjustment			(120)	(51)
Less: Current Portion			(4,016)	(6,173)
Less: Unamortized Debt Issuance Expense			(4,634)	(4,905)
Total Long-Term Debt			$251,723	$253,367

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

During the first six months of 2018, the Company paid approximately $803,000 related to Connecticut Water Service’s 2017 CoBank issuance as well as the Company’s Term Note Payable issued as part of the 2012 acquisition of Maine Water, approximately $2,921,000 in sinking funds related to Maine Water’s outstanding bonds, approximately $82,000 in sinking funds related to HVWC’s bank loan and $96,000 related to Avon Water’s mortgage note payable.

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company and its subsidiaries were in compliance with all covenants at June 30, 2018.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Money Market Fund	$70	$—	$—	$70
Mutual Funds:
Equity Funds (1)	2,007	—	—	2,007
Fixed Income Funds (2)	639	—	—	639
Total	$2,716	$—	$—	$2,716

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

Company Owned Life Insurance – The fair value of Company Owned Life Insurance is based on the cash surrender value of the contracts. These contracts are based principally on a referenced pool of investment funds that actively redeem shares and are observable and measurable and are presented on the “Other Property and Investments” line item of the Company’s Consolidated Balance Sheets. The value of Company Owned Life Insurance at June 30, 2018 and December 31, 2017 was $4,098,000 and $4,018,000, respectively.

Long-Term Debt – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of June 30, 2018 and December 31, 2017, the estimated fair value of the Company’s long-term debt was $258,051,000 and $268,628,000, respectively, as compared to the carrying amounts of $256,357,000 and $258,272,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is a benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

Advances for Construction – Customer advances for construction had a carrying amount of $19,560,000 and $20,024,000 at June 30, 2018 and December 31, 2017, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

The Company operates principally in three business segments: Water Operations, Real Estate Transactions, and Services and Rentals. Financial data for the segments is as follows (in thousands):

Three months ended June 30, 2018
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Operations	$30,267	$4,735	$438	$4,297
Real Estate Transactions	—	—	—	—
Services and Rentals	1,277	559	127	432
Total	$31,544	$5,294	$565	$4,729

Three months ended June 30, 2017
Segment	Revenues	Pre-Tax Income	Income Tax (Benefit) Expense	Net Income
Water Operations	$28,220	$7,117	$(969)	$8,086
Real Estate Transactions	—	—	—	—
Services and Rentals	1,279	505	173	332
Total	$29,499	$7,622	$(796)	$8,418

Six months ended June 30, 2018
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Operations	$55,493	$2,860	$186	$2,674
Real Estate Transactions	—	—	—	—
Services and Rentals	2,482	1,105	277	828
Total	$57,975	$3,965	$463	$3,502

Six months ended June 30, 2017
Segment	Revenues	Pre-Tax Income	Income Tax (Benefit) Expense	Net Income
Water Operations	$51,006	$10,612	$(1,251)	$11,863
Real Estate Transactions	212	55	22	33
Services and Rentals	2,489	996	406	590
Total	$53,707	$11,663	$(823)	$12,486

The revenues shown in Water Operations above consisted of revenues from water customers of $29,904,000 and $27,902,000 for the three months ended June 30, 2018 and 2017. Additionally, there were revenues associated with utility plant leased to others of $363,000 and $318,000 for the three months ended June 30, 2018 and 2017, respectively. The revenues from water and wastewater customers for the three months ended June 30, 2018 and 2017 include $3,443,000 and $2,980,000 in additional revenues related to the application of the WRA, respectively.

The revenues shown in Water Operations above consisted of revenues from water customers of $54,757,000 and $50,365,000 for the six months ended June 30, 2018 and 2017. Additionally, there were revenues associated with utility plant leased to others of $736,000 and $641,000 for the six months ended June 30, 2018 and 2017, respectively. The revenues from water and wastewater customers for the six months ended June 30, 2018 and 2017 include $3,504,000 and $3,553,000 in additional revenues related to the application of the WRA, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets by segment (in thousands):

	June 30, 2018	December 31, 2017
Total Plant and Other Investments:
Water Operations	$718,842	$707,362
Non-Water	1,117	1,023
	719,959	708,385
Other Assets:
Water Operations	194,710	188,590
Non-Water	3,697	1,808
	198,407	190,398
Total Assets	$918,366	$898,783

10.	Income Taxes

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

The Company adopted the Internal Revenue Service (“IRS”) temporary tangible property regulations on the Company’s 2012 Federal tax return. Since that time, the Company has been recording a provision for any possible disallowance of a portion of the repair deduction if the Company’s Federal tax return were to be reviewed by the IRS. While the Company believes that the deductions taken on its tax returns are appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000 in the first quarter of 2017. During the Company’s review of the position through the quarter ended June 30, 2017, the impact of the new information on the Connecticut subsidiary caused management to reassess the previously recorded provision. The reassessment resulted in the reversal of a portion of the provision in the amount of $2,445,000. Through June 30, 2017, the Company has recorded, as required by FASB ASC 740, a provision of $725,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. For the six months ended June 30, 2018, the Company recorded a provision of $530,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $4.6 million in prior years for a cumulative total of $5.1 million.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowered the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. While we are able to make reasonable estimates of the impact of the reduction in corporate rate, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. We are continuing to gather additional information to determine the final impact. Provisional amounts have been recorded as a Regulatory Liability to the extent that the tax savings over time will be returned to customers in utility rates, and a non-cash adjustment was recognized to record additional income tax expense to the extent revalued deferred income taxes are not believed to be recoverable in utility customer rates. Accounting for the income tax effects of the Tax Act is expected to be completed when a decision is reached by both PURA and the MPUC regarding the impact that shall be included in utility customer rates. During the first half of 2018, the Company performed further analysis on the impact of the enacted legislation.  Through the quarter ended June 30, 2018, the Company recorded an excess accumulated deferred tax liability of $31 million, of which $28 million relates to the Tax Act.  The additional analysis resulted in no change to the Unrecovered Income Taxes and Unfunded Future Income Taxes or income tax expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company’s Condensed Consolidated Statements of Income.  There were no such charges for the six months ended June 30, 2018 and 2017.  Additionally, there were no accruals relating to interest or penalties as of June 30, 2018 and December 31, 2017.  The Company remains subject to examination by federal and state tax authorities for the 2014 through 2016 tax years. On April 26, 2017, Avon Water was notified by the IRS that its stand-alone Federal tax filing for 2015 was selected to be reviewed beginning in the second quarter of 2017 and the audit was expanded to include the 2016 standalone tax year. On March 20, 2018, Avon Water received a notice of adjustment from the IRS related to the Federal tax audit for the tax years ended December 31, 2015 and 2016. As a result, a reduction in the net operating loss carryover of $56,000 was recorded during the six months ended June 30, 2018.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2018 Federal Tax Return to be filed in September 2019.  As a result, through the second quarter of 2018, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2018 and has reflected that deduction in its effective tax rate, net of any reserves.  Consistent with other differences between book and tax expenditures, the Company is required to use the flow-through method to account for any timing differences not required by the IRS to be normalized.

The Company’s effective income tax rate for the three months ended June 30, 2018 and 2017 was 10.7% and (10.5)%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the three months ended June 30, 2018 and 2017, was (6.8)% and 16.2%, respectively. In 2018, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut and purchase accounting adjustments to goodwill. In 2017, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut. Excluding discrete items, there was a decrease in the effective tax rate year over year for the three month period of approximately 23%. The decrease in the effective tax rate for this period can be attributed to a higher estimated repair deduction, higher tax deductible pension contribution and higher performance stock deduction in 2018 than in 2017. The Company’s effective income tax rate for the six months ended June 30, 2018 and 2017 was 11.7% and (7.1)%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the six months ended June 30, 2018 and 2017, was (18.0)% and 17.7%, respectively. In 2018, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut, purchase accounting adjustments to goodwill, an IRS audit adjustment, and adjustments required under the Tax Act. In 2017, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut. Excluding discrete items, there was a decrease in the effective tax rate year over year for the six month period of approximately 36%. The decrease in the effective tax rate for this period can be attributed to a higher estimated repair deduction, higher tax deductible pension contribution and higher performance stock deduction in 2018 than in 2017. The blended Federal and State statutory income tax rates during the three and six months ended June 30, 2018 and 2017 were 28% and 41%, respectively. In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations.

11.	Lines of Credit

As of June 30, 2018, the Company maintained a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2020.  The Company maintained an additional line of credit of $45.0 million with Citizens Bank, N.A., with an expiration date of April 25, 2021.  Additionally, Avon Water maintains a $3.0 million line of credit with Northwest Community Bank, with an expiration date of September 30, 2018. As of June 30, 2018, the total lines of credit available to the Company were $63.0 million.  As of June 30, 2018 and December 31, 2017, the Company had $42.9 million and $19.3 million, respectively, of Interim Bank Loans Payable. As of June 30, 2018, the Company had $20.1 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table summarizes the fair value of the HVWC assets acquired on February 27, 2017 and the Avon Water assets on July 1, 2017, the dates of the acquisitions (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	HVWC	Avon Water
Net Utility Plant	$28,861	$28,330
Cash and Cash Equivalents	1,336	455
Accounts Receivable, net	355	379
Prepayments and Other Current Assets	179	243
Accrued Unbilled Revenues	47	467
Materials and Supplies, at Average Cost	63	151
Goodwill	12,777	23,472
Unrecovered Income Taxes - Regulatory Asset	—	3,619
Deferred Charges and Other Costs	343	799
Total Assets Acquired	$43,961	$57,915

Long-Term Debt, including current portion	$4,642	$3,145
Accounts Payable and Accrued Expenses	149	584
Interim Bank Loans Payable	—	2,500
Other Current Liabilities	238	32
Advances for Construction	1,897	1,537
Deferred Federal and State Income Taxes	1,680	1,880
Unfunded Future Income Taxes	—	3,619
Other Long-Term Liabilities	—	314
Total Liabilities Assumed	$8,606	$13,611

Contributions in Aid of Construction	18,452	11,560

Net Assets Acquired	$16,903	$32,744

The estimated fair values of the assets acquired and the liabilities assumed were determined based on the accounting guidance for fair value measurement under GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value analysis assumes the highest and best use of the assets by market participants. The allocation of the purchase price includes an adjustment to fair value related to the fair value of HVWC’s and Avon Water’s long term debt and any associated deferred taxes. Additionally, adjustments were made to deferred taxes based on the Company’s ability to utilize net operating loss carryforwards that had valuation allowances at the acquired companies. The excess of the purchase price paid over the estimated fair value of the assets acquired and the liabilities assumed was recognized as goodwill, none of which is deductible for tax purposes. Goodwill recognized as part of the acquisitions of HVWC and Avon Water are a part of the Company’s Water Operations segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following unaudited pro forma summary for the three and six months ended June 30, 2018 and 2017 presents information as if HVWC and Avon Water had each been acquired on January 1, 2017 and assumes that there were no other changes in our operations.  The following pro forma information does not necessarily reflect the actual results that would have occurred had the Company operated the businesses since January 1, 2017, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

Three months ended June 30,	2018	2017
Operating Revenues	$29,904	$29,055
Other Water Activities Revenues	363	324
Real Estate Revenues	—	—
Service and Rentals Revenues	1,277	1,279
Total Revenues	$31,544	$30,658

Net (Loss) Income	$4,729	$8,499

Basic Earnings per Average Share Outstanding	$0.39	$0.72
Diluted Earnings per Average Share Outstanding	$0.39	$0.70

Six months ended June 30,	2018	2017
Operating Revenues	$54,757	$53,109
Other Water Activities Revenues	736	650
Real Estate Revenues	—	212
Service and Rentals Revenues	2,482	2,489
Total Revenues	$57,975	$56,460

Net Income	$3,502	$12,631

Basic Earnings per Average Share Outstanding	$0.29	$1.07
Diluted Earnings per Average Share Outstanding	$0.29	$1.05

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the results of HVWC and Avon Water for the three and six months ended June 30, 2018 and from the dates of acquisition to June 30, 2017 (from February 27, 2017 for HVWC and July 1, 2017 for Avon Water) and is included in the Consolidated Statement of Income for the period (in thousands):

Three Months Ended	2018	2017
Operating Revenues	$2,124	$1,017
Other Water Activities Revenues	16	—
Real Estate Revenues	—	—
Service and Rentals Revenues	38	—
Total Revenues	$2,178	$1,017

Net (Loss) Income	$(440)	$132

Basic Earnings per Average Share Outstanding	$(0.04)	$0.01
Diluted Earnings per Average Share Outstanding	$(0.04)	$0.01

Six Months Ended	2018	2017
Operating Revenues	$4,055	$1,353
Other Water Activities Revenues	48	—
Real Estate Revenues	—	—
Service and Rentals Revenues	38	—
Total Revenues	$4,141	$1,353

Net (Loss) Income	$(223)	$217

Basic Earnings per Average Share Outstanding	$(0.02)	$0.02
Diluted Earnings per Average Share Outstanding	$(0.02)	$0.02

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

General Information

Proposed Merger with SJW Group

On August 5, 2018, the Company entered into a Second Amended and Restated Agreement and Plan of Merger (the “Revised Merger Agreement”) with SJW Group, a Delaware corporation (“SJW”), and Hydro Sub, Inc., a Connecticut corporation and a direct wholly owned subsidiary of SJW (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of SJW (the “Merger”). Subject to the terms and conditions of the Revised Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock (other than certain cancelled shares) will be automatically converted into the right to receive an amount in cash equal to $70.00 per share, payable without interest. The Revised Merger Agreement amends and restates in its entirety the Amended and Restated Agreement and Plan of Merger (the “First Amended and Restated Merger Agreement”), dated as of May 30, 2018, by and among the Company, SJW and Merger Sub, which amended and restated in its entirety the Agreement and Plan of Merger (the “Original Merger Agreement”), dated as of March 14, 2018, by and among the Company, SJW and Merger Sub.

The Board of Directors approved, adopted and declared advisable and resolved to recommend to the Company’s shareholders the approval of the Revised Merger Agreement and the Merger following a comprehensive review of the transaction.

The Merger is subject to certain customary closing conditions, including, among other things, approval of the Revised Merger Agreement by the Company’s shareholders and regulatory approvals (including the approval of the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”) and pre-approvals of any license transfers from the Federal Communications Commission). The required waiting period under the Hart-Scott-Rodino Antitrust

Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (the “HSR Act”), was terminated early on April 27, 2018.

On May 4, 2018, Maine Water filed with the MPUC an application for approval of the Merger. On May 7, 2018, the Company and SJW filed with the PURA a joint application for approval of the Merger. Following the start on May 31, 2018 of a 45-day go-shop process permitted by the First Amended and Restated Merger Agreement, the Company and SJW withdrew their joint application on June 19, 2018, and filed a new joint application on July 18, 2018, following the end of the go-shop process.

On July 20, 2018, the California Public Utilities Commission (“CPUC”) formally issued an Order Instituting Investigation (“Order”) providing that the CPUC will investigate whether the Merger is subject to CPUC approval and the Merger’s anticipated impacts within California. The Order states that the CPUC plans to substantially complete its investigation in a manner sufficiently timely to allow the Merger to go forward by the end of 2018, if appropriate.

The Company and SJW expect the closing of the Merger to occur during the first quarter of 2019.

Regulatory Matters

The rates we charge our water and waste water customers in Connecticut and Maine are established under the jurisdiction of and are approved by PURA and the MPUC, respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. The Regulated Companies’ allowed returns on equity and allowed returns on rate base are as follows:

As of June 30, 2018	Allowed Return on Equity	Allowed Return on Rate Base
Connecticut Water	9.75%	7.32%
HVWC (blended water and wastewater rates)	10.10%	7.19%
Avon Water	10.00%	7.79%
Maine Water	9.50%	7.96%

The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Each of Connecticut Water, HVWC, Avon Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain costs associated with approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments, in Connecticut, as discussed in more detail below. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of June 30, 2018, however, HVWC, as ordered by PURA, began to utilize Water Revenue Adjustments as of March 31, 2017.

On January 3, 2018, PURA filed a motion to reopen the most recent rate case decisions for the Company’s Connecticut Regulated Companies to determine what, if any, adjustments to rates are appropriate to account for revisions to tax laws, including corporate tax rates, contained in the Tax Cuts and Jobs Act (“Tax Act”). PURA held a hearing on July 30, 2018 for regulated water companies. As discussed below, Connecticut Water has entered into a settlement agreement with the Connecticut Office of Consumer Counsel (“OCC”) that covers treatment of the Tax Act.

On January 11, 2018, the MPUC issued a notice of investigation to determine the impact of the Tax Act on Maine Water. The investigation will allow the MPUC to determine the specific impact of the Tax Act and whether any rate adjustments are warranted. Following discovery, technical conferences were held on April 19, 2018 and July 17, 2018. The current schedule for the investigation anticipates a report by the Hearing Examiner on August 13, 2018. In addition to determining the impact of the Tax Act on the justness and reasonableness of Maine Water’s rates, the MPUC will consider whether to issue an accounting order to establish a regulatory liability which defers for future flow-through to ratepayers the impact of the tax changes.

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

Maine Water Land Sale
On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,300 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million.  The land had a book value of approximately $600,000 at June 30, 2018 and December 31, 2017 and is included in “Utility Plant” on the Company’s Consolidated Balance Sheets. The easements and purchase prices are as follows:

1.Ragged Mountain Mirror Lake Conservation Easement: $1,875,000; and
2.Grassy Pond conservation Easement: $600,000.

On June 25, 2018, an amendment to the agreement was made to extend closing of the first transaction to September 30, 2018, from June 30, 2018.  This is also expected to extend the second closing into 2020.  Maine Water will make a $250,000 contribution to the Land Trust upon completion of the closing of the first easement sale.  Maine Water also expects to claim a charitable deduction for the $600,000 in excess of the fair market value of the second easement over the $600,000 sale price.

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was 9.98% and 8.25% at June 30, 2018 and 2017, respectively. As of June 30, 2018, Avon Water’s WICA surcharge was 7.51%. As of June 30, 2018, HVWC has not filed for a WICA surcharge.

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

The Agreement provides that, if PURA does not fully approve the Agreement in its entirety, it shall be deemed withdrawn.  Accordingly, the Agreement has no operative effect unless and until it is approved by PURA.  No assurance can be given that PURA will approve the Agreement and permit some or all of the terms contained in the Agreement requested by the parties.  PURA has agreed to the request to reopen the rate proceeding.  PURA issued a Proposed Final Decision on July 6, 2018 that rejected the Settlement Agreement, due to the proposed treatment of income tax expense resulting from the Tax Act. The Company and the Office of Consumer Council each filed written exceptions to the draft decision and a hearing was held on a revised settlement agreement submitted from both parties that would include an adjustment to reflect the impacts of the Tax Act but at a lower dollar amount than recommended in the PURA draft decision.  A final decision is anticipated from PURA in August with implementation of new rates to immediately follow.

Since 2013, Connecticut law has authorized a Water Revenue Adjustment (“WRA”) to reconcile actual water revenues with the revenues projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Additionally, projects eligible for WICA surcharges were expanded to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to certain acquired systems.

Connecticut Water and HVWC’s allowed revenues for the six months ended June 30, 2018, as approved by PURA during each company’s most recent general rate case and including subsequently approved WICA surcharges, are approximately $38.7 million. Through normal billing for the six months ended June 30, 2018, revenue for Connecticut Water and HVWC would have been approximately $35.2 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $3.5 million in additional revenue for the six months ended June 30, 2018. Avon Water does not currently use the WRA mechanism. Avon Water does not currently have PURA approval to apply the WRA surcharge to their customers’ bills.

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 6.8% and 5.7% as of June 30, 2018 and 2017, respectively. The WISC rates for the Biddeford and Saco division were reset to zero with the approval of the general rate increase discussed below.

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

The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water. The water revenues of Maine Water and Avon Water can be dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels. This risk has been mitigated by Connecticut Water and HVWC with the implementation of the WRA. The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to control our operating costs, customer growth in the Company’s core regulated water utility businesses, growth in revenues attributable to non-water sales operations, availability and desirability of land no longer needed for water delivery for land sales, and the timing and adequacy of rate relief when requested, from time to time, by our regulated water companies.

The Company expects Net Income from its Water Operations segment to decrease in 2018 over 2017 levels, primarily due to costs associated with the merger with SJW. Partially offsetting these costs, the Company expects accretive effects of the HVWC acquisition, completed on February 27, 2017, and the Avon Water acquisition, completed on July 1, 2017, and revenue increases resulting from the recently issued Biddeford and Saco rate decision and increased surcharges related to WISC in Maine and WICA in Connecticut.

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

Results of Operations

Three months ended June 30
Net Income for the three months ended June 30, 2018 decreased from the same period in the prior year by $3,689,000 to $4,729,000. Earnings per basic average common share were $0.39 and $0.75 during the three months ended June 30, 2018 and 2017, respectively. The primary driver for the decrease in Net Income was the approximately $2.4 million in after-tax costs associated with the announced merger with SJW.

This decrease is broken down by business segment as follows (in thousands):

Business Segment	June 30, 2018	June 30, 2017	Increase/(Decrease)
Water Operations	$4,297	$8,086	$(3,789)
Real Estate Transactions	—	—	—
Services and Rentals	432	332	100
Total	$4,729	$8,418	$(3,689)

The Net Income from Water Operations for the three months ended June 30, 2017 were impacted positively by a partial reversal of previously established tax provisions. During the three months ended June 30, 2017, new information caused the Company to undertake a review of its provision recorded associated with the repair deduction. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  During the Company’s review of the position through the quarter ended June 30, 2017, the impact of new information on Connecticut Water caused management to reassess the previously recorded provision. The reassessment resulted in the reversal of a portion of the provision in the amount of $2,445,000.

Revenue

Revenue from our regulated customers increased by $2,002,000, or 7.2%, to $29,904,000 for the three months ended June 30, 2018 when compared to the same period in 2017.  Approximately $1,072,000 of the increase in revenues was related to the acquisition of Avon Water on July 1, 2017. Excluding the impact of Avon Water, the Company saw an approximate $930,000 increase in revenues primarily related to increased WICA and WISC surcharges, as well as the increase in rates, effective December 1, 2017, in the Biddeford and Saco division of Maine Water.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $1,304,000, or 11.4%, for the three months ended June 30, 2018 when compared to the same period of 2017. The major reason for the increase was the impact on O&M expense related to the acquisition of Avon Water during 2017, which contributed $577,000 to the increase in O&M expense during the period. Note that HVWC was owned by the Company in the second quarter of both 2018 and 2017 and has therefore been included in the June 30, 2018 and the June 30, 2017 columns below. The following table presents the components of O&M expense for the three months ending June 30, 2018 and 2017, both including and excluding the impact of the Avon Water acquisition on July 1, 2017, (in thousands):

Expense Components	June 30, 2018	June 30, 2017	Increase / (Decrease)	Avon Water O&M Impact	Adjusted Increase/(Decrease)
Payroll	$4,680	$4,103	$577	$234	$343
Medical	832	522	310	2	308
Maintenance	1,117	881	236	63	173
Outside services	1,129	899	230	68	162
Water treatment (including chemicals)	745	633	112	37	75
Post-retirement medical	82	13	69	—	69
Vehicles	526	466	60	—	60
Utility costs	1,135	1,006	129	73	56
Purchased water	358	385	(27)	16	(43)
Customer	308	386	(78)	11	(89)
Pension	344	450	(106)	—	(106)
Investor relations	141	251	(110)	—	(110)
Other benefits	293	454	(161)	(17)	(144)
Other	1,030	967	63	90	(27)
Total	$12,720	$11,416	$1,304	$577	$727

The increase in O&M expenses excluding the O&M impact of the acquisition of Avon Water, was approximately $727,000, or approximately 6.4%, in the three months ended June 30, 2018 when compared to the same period in 2017.  The changes in individual items, excluding the impact of HVWC and Avon Water, are described below:

•
Payroll costs increased primarily due to more employee time being charged to capital projects in 2017 than in 2018, and therefore less to O&M expense, and higher wages paid in the three months ended June 30, 2018 compared to the three months ended June 30, 2017;

•
Medical costs increased in three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to an increase in costs associated with claims filed by employees and their families and the costs associated with the administration of the Company’s medical plans;

•	Outside services increased primarily as a result of higher non-merger related consulting and auditing fees in the three months ended June 30, 2018 when compared to the same period in 2017; and

•	Utility costs increased in the period primarily due to an increase in communication and electrical costs, partially offset by a decrease in fuel oil costs.

The increases described above were partially offset by the following decreases to O&M expense:

•	Other benefits increased primarily due to lower costs associated with stock awards granted to certain named executives as well as an increase in capitalized benefits, which reduces O&M expense;

•	Investor relations decreased due to lower costs associated with directors fees, primarily due to timing, and a reduction in costs associated with the Company’s transfer agent;

•
Overall, Pension and Post-retirement benefit costs increased in the period due to a decrease in discount rates; however, due to the application of ASU 2017-07, which requires that a portion of these costs are moved out of O&M expense to the “Other” line in the Consolidated Statements of Net Income, the amount reclassified out of O&M expense in 2017 was greater than the corresponding amount in 2018, causing a decrease in the Pension and an increase Post-retirement medical lines of O&M expense; and

•
Customer costs decreased primarily due to a reduction in uncollectible accounts and costs associated with a voluntary water conservation program that rewards customers for reducing their consumption by 10%.

The Company saw an approximate $376,000, or 9.4%, increase in its Depreciation expense for the three months ended June 30, 2018 compared to the same period in 2017.  Of this increase, approximately $265,000 was attributable to the acquisition of Avon Water on July 1, 2017. The remaining increase was primarily due to higher Utility Plant in Service as of June 30, 2018 compared to June 30, 2017, driven by the completion of a large treatment plant in Connecticut in the second quarter of 2017 and continued spending on WICA and WISC projects in Connecticut and Maine, respectively.

The Company incurred $627,000 in above-the-line Income Taxes in the three months ended June 30, 2018 compared to a $624,000 benefit in the same period of 2017. The primary reason for the change in the three months ended June 30, 2017 was the Company’s review of the provision recorded related to tangible property regulations through the quarter ended June 30, 2017. New information caused management to change its previously estimated reserve for uncertain tax positions related to the adoption of the tangible property regulation. This change in estimate resulted in the reversal of a portion of the provision in the amount of $2,445,000 in the three months ended June 30, 2017. Additionally, Income Tax expense of approximately $343,000 related to the impact of the Avon Water acquisition.

Other Income (Deductions), Net of Taxes decreased for the three months ended June 30, 2018 by $1,935,000. The primary driver of this decrease was after-tax costs associated with the announced merger with SJW, which were $2,391,000 in the quarter ending June 30, 2018. Additionally, the Company saw a decrease in AFUDC due to the completion of a large treatment plant in the second quarter of 2017. Partially offsetting these decreases was an increase in Non-Water Sales earnings during the three months ended June 30, 2018.

Total Interest and Debt Expense increased by $742,000 in the three months ended June 30, 2018 when compared to the same period in 2017. Of this increase, approximately $64,000 was attributable to the acquisition of Avon Water. The remaining increase was primarily due to higher debt balances outstanding and increased borrowing under our lines of credit at June 30, 2018 when compared to June 30, 2017 and the aforementioned completion of a large treatment plant in the second quarter of 2017 resulting in lower capitalized interest costs in 2018.

Six months ended June 30
Net Income for the six months ended June 30, 2018 decreased from the same period in the prior year by $8,984,000 to $3,502,000. Earnings per basic average common share decreased by $0.82 to $0.29 during the six months ended June 30, 2018 primarily due to increased costs associated with the merger with SJW in 2018 and tax benefits recognized in 2017 as a result of a reversal of tax provisions related to tangible property tax regulations.

This decrease in Net Income is broken down by business segment as follows (in thousands):

Business Segment	June 30, 2018	June 30, 2017	Increase/(Decrease)
Water Operations	$2,674	$11,863	$(9,189)
Real Estate Transactions	—	33	(33)
Services and Rentals	828	590	238
Total	$3,502	$12,486	$(8,984)

The Net Income from Water Operations for the six months ended June 30, 2017 were impacted positively by a partial reversal of previously established tax provisions and a non-recurring expense reduction, respectively. During the six months ended June 30, 2017, new information caused the Company to undertake a review of its provision recorded associated with the repair deduction. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000 in the first quarter of 2017. During the Company’s review of the position through the quarter ended June 30, 2017, the impact of new information on Connecticut Water caused management to reassess the previously recorded provision. The reassessment resulted in the reversal of a portion of the provision in the amount of $2,445,000, for a total reversal of $3,609,000 during the six months ended June 30, 2017.

Revenue

Revenue from our regulated customers increased by $4,392,000, or 8.7%, to $54,757,000 for the six months ended June 30, 2018 when compared to the same period in 2017. Approximately $2,702,000 of the increase in revenues was related to the acquisitions of HVWC and Avon Water on February 27, 2017 and July 1, 2017, respectively. The primary driver for the remaining increase was the use of the higher WISC and WICA surcharges in Maine and Connecticut, respectively, as well as the increase in rates, effective December 1, 2017, in the Biddeford and Saco division of Maine Water during the six months ended June 30, 2018.

Operation and Maintenance Expense

O&M expense increased by $3,321,000, or 14.8%, for the six months ended June 30, 2018 when compared to the same period of 2017, including the impact of O&M expense incurred after the acquisitions of HVWC and Avon Water on February 27, 2017 and July 1, 2017, respectively, which contributed $1,781,000 of incremental O&M expense during the period. The following table presents the components of O&M expense for the six months ended June 30, 2018 and 2017, both including and excluding the impact of the HVWC and Avon Water acquisitions (in thousands):

Expense Components	June 30, 2018	June 30, 2017	Increase / (Decrease)	HVWC and Avon Water O&M Impact	Adjusted Increase/(Decrease)
Medical	$1,878	$1,375	$503	$29	$474
Payroll	9,174	8,098	1,076	637	439
Outside services	2,097	1,639	458	88	370
Maintenance	2,125	1,715	410	160	250
Utility costs	2,390	2,041	349	260	89
Property and liability insurance	947	759	188	101	87
Water treatment (including chemicals)	1,393	1,211	182	100	82
Vehicles	960	872	88	9	79
Customer	823	741	82	37	45
Investor relations	432	453	(21)	—	(21)
Pension	873	967	(94)	—	(94)
Post-retirement medical	165	279	(114)	—	(114)
Other benefits	590	774	(184)	80	(264)
Other	1,893	1,495	398	280	118
Total	$25,740	$22,419	$3,321	$1,781	$1,540

The increase in O&M expenses excluding the incremental expense as a result of the acquisitions of HVWC and Avon Water, was approximately $1,540,000, or approximately 6.9%, in the six months ended June 30, 2018 when compared to the same period in 2017.  The changes in individual items, excluding the impact of HVWC and Avon Water, are described below:

•
Medical costs increased in the six months ended ending June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase in costs associated with claims filed by employees and their families and the costs associated with the administration of the Company’s medical plans;

•
Payroll costs increased primarily due to more employee time being charged to capital projects in 2017 than in 2018, and therefore less time to O&M expense, and higher wages in the six months ended June 30, 2018 compared to the six months ended June 30, 2017;

•
The increase in Outside services was primarily due to an increase in the use of non-merger related consultants and temporary labor during the six months ended June 30, 2018 when compared to the same period in 2017, partially offset by a reduction in non-merger related legal costs;

•	Utility costs increased in the period primarily due to an increase in electrical costs, partially offset by a decrease in fuel oil costs;

•	Property and liability costs increased due to higher premiums on the Company’s insurance coverage stemming from the growth in insurable assets; and

•
Customer costs increased primarily due to increased customer communications as well as an increase in uncollectible accounts. These increases were partially offset by a decrease in costs associated with a voluntary water conservation program that rewards customers for reducing their consumption by 10%.

The increases described above were partially offset by the following decreases to O&M expense:

•	Other benefits decreased primarily due to lower costs associated with stock awards granted to certain named executives as well as an increase in capitalized benefits, which reduces O&M expense;

•	Post-retirement medical costs decreased due to a regulatory asset established by the PURA that was fully depreciated during 2017; and

•	Investor relations decreased due to lower costs associated with directors fees and a reduction in costs associated with the Company’s transfer agent.

The Company saw an approximate $1,389,000, or 18.1%, increase in its Depreciation expense from the six months ended June 30, 2018 compared to the same period in 2017.  Of this increase, approximately $607,000 was attributable to the acquisitions of HVWC and Avon Water. The remaining increase was primarily due to higher Utility Plant in Service as of June 30, 2018 compared to June 30, 2017 driven by the completion of a large treatment plant in Connecticut in the second quarter of 2017 and continued spending on WICA and WISC projects in Connecticut and Maine, respectively.

The Company recorded an above-the-line Income Tax expense of $620,000 for the six months ended June 30, 2018 compared to $814,000 of an above-the-line benefit in the same period of 2017. The primary reasons for the change in the six months ended June 30, 2017 were discrete items including adjustments related to uncertain tax positions for the repair deduction in both Connecticut and Maine. Partially offsetting this increase was approximately $577,000 of Income Tax expense related to HVWC and Avon Water for the six months ended June 30, 2018.

Other Income (Deductions), Net of Taxes decreased for the six months ended June 30, 2018 by $5,478,000. The primary driver of this decrease was an increase in costs associated with the announced SJW merger. Additionally, the Company saw a decrease in AFUDC due to the completion of a large treatment plant in the second quarter of 2017. Partially offsetting these increase in Other Income (Deductions), the Company saw an increase in net income from the Company’s Service and Rentals segment during the six months ended June 30, 2018.

Total Interest and Debt Expense increased by $1,521,000 in the six months ended June 30, 2018 when compared to the same period in 2017. Of this increase, approximately $152,000 was attributable to the acquisition of Avon Water. The remaining increase was primarily due to higher debt balances outstanding and increased borrowing under our lines of credit at June 30, 2018 when compared to June 30, 2017.

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

As of June 30, 2018, the Company maintained a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2020.  The Company maintained an additional line of credit of $45.0 million with Citizens Bank, N.A., with an expiration date of April 25, 2021.  Additionally, Avon Water maintains a $3.0 million line of credit with Northwest Community Bank, with an expiration date of September 30, 2018. As of June 30, 2018, the total lines of credit available to the Company were $63.0 million.  As of June 30, 2018 and December 31, 2017, the Company had $42.9 million and $19.3 million, respectively, of Interim Bank Loans Payable. As of June 30, 2018, the Company had $20.1 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

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

During the first six months of 2018, the Company paid approximately $803,000 related to Connecticut Water Service’s 2017 CoBank issuance as well as the Company’s Term Note Payable issued as part of the 2012 acquisition of Maine Water, approximately $2,921,000 in sinking funds related to Maine Water’s outstanding bonds, approximately $82,000 in sinking funds related to HVWC’s bank loan and $96,000 related to Avon Water’s mortgage note payable.

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

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) for all registered shareholders and for the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company’s appointment of a new common stock transfer agent. On August 11, 2017, the Board of Directors approved a Third Amended and Restated DRIP which expanded the class of participants to include any persons other than registered shareholders, customers and employees described above, upon an initial minimum purchase of $500. The DRIP was also amended to add 129,000 additional shares to the DRIP’s share reserve and to revise certain monthly and quarterly share purchase requirements. During the six months ended June 30, 2018 and 2017, plan participants invested $722,000 and $692,000, respectively, in additional shares as part of the DRIP.

2018 Construction Budget

The Board of Directors approved a $66.2 million construction budget for 2018, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will fund the capital budget through a combination of its internally generated funds, borrowing under its available lines of credit and potential new debt issuances by both Connecticut Water and Maine Water in 2018.

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

Commitments and Contingencies

The Company adopted the Internal Revenue Service (“IRS”) temporary tangible property regulations on the Company’s 2012 Federal tax return. Since that time, the Company has been recording a provision for any possible disallowance of a portion of the repair deduction if the Company’s Federal tax return were to be reviewed by the IRS. While the Company believes that the deductions taken on its tax returns are appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000 in the first quarter of 2017. During the Company’s review of the position through the quarter ended June 30, 2017, the impact of the new information on the Connecticut subsidiary caused management to reassess the previously recorded provision. The reassessment resulted in the reversal of a portion of the provision in the amount of $2,445,000. Through June 30, 2017, the Company has recorded, as required by FASB ASC 740, a provision of $725,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. For the six months ended June 30, 2018, the Company recorded a provision of $530,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $4.6 million in prior years for a cumulative total of $5.1 million.

The Company remains subject to examination by federal and state tax authorities for the 2014 through 2016 tax years. On April 26, 2017, Avon Water was notified by the IRS that its stand-alone Federal tax filing for 2015 was selected to be reviewed beginning in the second quarter of 2017 and the audit has since been expanded to include the 2016 standalone tax year. On March 20, 2018, Avon Water received a notice of adjustment from the IRS related to the Federal tax audit for the tax years ended December 31, 2015 and 2016. As a result, a reduction in the net operating loss carryover of $56,000 was recorded during the six months ended June 30, 2018.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  As of June 30, 2018, the Company had $63.0 million of variable rate lines of credit with two banks, under which the Company had $42.9 million of interim bank loans payable at June 30, 2018.

As of June 30, 2018, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II, Item 1:  Legal Proceedings

On June 14, 2018, certain shareholders of the Company filed two nearly identical class-action complaints in the Connecticut Superior Court in the Judicial District of Middlesex against the Board of Directors, SJW, and Eric W. Thornburg, Chairman, President and Chief Executive Officer of SJW. The complaints allege that the Board of Directors breached its fiduciary duties in connection with negotiating the Merger and that SJW and Mr. Thornburg aided and abetted such breaches. Among other remedies, the actions seek to recover rescissory and other damages and attorney’s fees and costs. The Company believes the claims in these complaints are without merit and intends to vigorously defend this litigation. At this time, the Company cannot determine the likelihood that liability exists on the part of the Company and we are unable to provide a reasonable estimate of potential loss, if any.

We are involved in various other legal proceedings from time to time.  Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our properties is the subject that presents a reasonable likelihood of a material adverse impact on the Company.

Part II, Item 1A: Risk Factors

Except as set forth in the below risk factors, information about the material risks related to our business, financial condition and results of operations for the three months ended June 30, 2018 does not materially differ from that set out under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as the information provided elsewhere in this report. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company’s business operations, financial condition or operating results.

We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the price of our common stock.

As previously discussed, on August 5, 2018, the Company entered into the Revised Merger Agreement with SJW and Merger Sub, a direct wholly owned subsidiary of SJW. Pursuant to the Revised Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of SJW. Subject to the terms and conditions of the Revised Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock (other than certain cancelled shares) will be automatically converted into the right to receive an amount in cash equal to $70.00 per share, payable without interest. The Merger is subject to the satisfaction of a number of conditions beyond our control, including approval of the Revised Merger Agreement by the Company’s shareholders, regulatory approvals (including, without limitation, the approval of PURA and MPUC) and other customary closing conditions. The CPUC previously instituted an investigation into whether the Merger is subject to its approval and the Merger’s anticipated impacts in California. The CPUC is planning to complete its inquiry in time to allow the acquisition to go forward, if appropriate, by the end of 2018; however, there can be no assurance that the CPUC will not determine that its prior authorization is required for the Merger. There also is no assurance that the Merger and the other transactions contemplated by the Revised Merger Agreement will occur on the terms and timeline currently contemplated or at all. The conditions to the Merger could prevent or delay the completion of the Merger. In addition, the efforts to satisfy the closing conditions of the Merger, including the shareholder approval process (especially in light of the actions taken by Eversource Energy to solicit proxies from the Company’s shareholders in opposition to the Merger, as further discussed below) and the regulatory approval process, may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations and a disruption of our operations. Any significant diversion of management’s attention away from ongoing business and any difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition.

The Revised Merger Agreement also contains certain customary termination rights, including the right for each of the Company and SJW to terminate the Revised Merger Agreement if the Merger is not consummated by May 5, 2018, subject to two automatic three-month extensions up to November 5, 2019 if needed to satisfy the regulatory approvals. Upon termination of the Revised Merger Agreement under specified circumstances, including a change in the recommendation of the Board of Directors, the termination by the Company in order to accept a superior proposal with respect to an alternative transaction, or, in certain circumstances, as a result of a material breach of the Company’s non-solicitation obligations, the Company will be required to pay SJW a cash termination fee of $28.1 million. The Company may not be able to obtain the approval of its shareholders required to consummate the Merger, including in particular because some of the Company’s shareholders may be persuaded to vote against approval of the Revised Merger Agreement as a result of Eversource Energy’s actions to solicit proxies from the Company’s shareholders in opposition to the Merger, as further discussed below. If the Company’s shareholders fail to approve the Merger, then the Revised Merger Agreement will be terminated and the Company will be required to reimburse SJW’s expenses up to $5 million and may also be required to pay to SJW the termination fee of $28.1 million (less the amount of expenses reimbursed) in certain circumstances. If the proposed Merger is not completed or the Revised Merger Agreement is terminated, the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Revised Merger Agreement will be consummated without unexpected delays, which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.

Uncertainty about the effect of the Merger on employees, customers, vendors, communities and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers, vendors and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations and financial condition. In addition, the Revised Merger Agreement restricts us from taking certain actions without SJW’s consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, buying or selling assets, making certain capital expenditures, refinancing or incurring additional indebtedness, entering into transactions or making other changes to our business prior to consummation of the Merger or termination of the Revised Merger Agreement. These restrictions and uncertainties could have a material adverse effect on our business, results of operations and financial condition.

We are subject to lawsuits relating to the Merger, which may impact the timing of the closing of the Merger and adversely impact our business.

On June 14, 2018, a putative class action complaint was filed against the members of the Board of Directors, SJW and Mr. Eric W. Thornburg (the chief executive officer and president of SJW) on behalf of the Company’s shareholders in the Connecticut Superior Court in the Judicial District of Middlesex under the caption Dunn v. Benoit, et al., Case No. MMX-CV18-6021536-S (Conn. Super. Ct.). The complaint alleges that the members of the Board of Directors breached their fiduciary duties owed to the Company’s shareholders in connection with negotiating the Merger. The complaint further alleges that SJW and Mr. Thornburg aided and abetted the alleged breaches by the Board of Directors. Among other remedies, the action seeks to recover rescissory and other damages and attorneys’ fees and costs. The defendants believe this lawsuit is without merit and intend to defend vigorously against these allegations.

Also on June 14, 2018, a near-identical putative class action complaint was filed against the members of the Board of Directors, SJW and Mr. Thornburg on behalf of the Company’s shareholders in the Connecticut Superior Court in the Judicial District of Middlesex under the caption Tillotson v. Benoit, et al., Case No. MMX-CV18-6021537-S (Conn. Super. Ct.). The complaint alleges that the members of the Board of Directors breached their fiduciary duties owed to the Company’s shareholders in connection with negotiating the Merger. The complaint further alleges that SJW and Mr. Thornburg aided and abetted the alleged breaches by the Board of Directors. Among other remedies, the action seeks to recover rescissory and other damages and attorneys’ fees and costs. The defendants believe this lawsuit is without merit and intend to defend vigorously against these allegations.

The Company and our directors and officers may be subject to lawsuits relating to the Merger, including, among other things, in relation to the change from stock consideration in the Original Merger Agreement to cash consideration in the Revised Merger Agreement. Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order preventing or otherwise prohibiting the consummation of the Merger shall have been issued by any court. Consequently, if any lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.

The Revised Merger Agreement contains provisions that could discourage a potential competing acquiror of the Company, or could result in any competing proposal being at a lower price than it might otherwise be. However, competing acquirors for the Company or SJW could negatively impact the completion and timing of the proposed transaction and cause disruption and expense for the Company.

Other than in connection with the 45-day go-shop period permitted by the First Amended and Restated Merger Agreement that concluded at 11:59 p.m. Eastern time on July 14, 2018, the Revised Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict the Company’s ability to solicit, initiate, knowingly encourage or knowingly facilitate any takeover proposal (which includes among other things any proposal or offer made by a third party relating to any merger, amalgamation, consolidation, share exchange, other business combination, recapitalization, liquidation, dissolution or similar transaction involving the Company, or any of its subsidiaries, or any sale, lease, contribution or other disposition, directly or indirectly, of any business or assets of the Company, or any of its subsidiaries, representing 15% or more of the consolidated revenues, net income or assets of the Company, or any its subsidiaries, taken as a whole). In addition, SJW has an opportunity to offer to modify the terms of the Merger in response to any competing acquisition proposal before the Board of Directors may withdraw or qualify its recommendation with respect to the Merger.

These provisions could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant portion of the Company from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the cash consideration proposed to be paid to the Company’s shareholders in the Merger or might result in a potential third-party acquiror proposing to pay a lower price to the shareholders than it might otherwise have proposed to pay because of the added expense of the $28.1 million termination fee for the Company, as applicable, that may become payable in certain circumstances.

On April 4, 2018, SJW received an unsolicited proposal from California Water Service Group (“Cal Water”) regarding the acquisition of all of the outstanding shares of SJW common stock for $68.25 per share. On April 5, 2018, the Company received an unsolicited proposal from Eversource Energy regarding the acquisition of all of the outstanding shares of our common stock for $63.50 per share in cash and/or stock at the election of holders of our common stock, which it revised to $64.00 per share in cash and/or stock at the election of holders of our common stock on July 2, 2018. While each of SJW and the Company has determined that the unsolicited proposal that it had received was neither a superior proposal nor reasonably likely to lead to a superior proposal, Eversource Energy filed on April 27, 2018 a preliminary proxy statement to solicit proxies in opposition to the Merger and Cal Water filed a Schedule TO with the SEC commencing a tender offer to acquire all outstanding shares of SJW for $68.25 per share in cash on June 7, 2018, and it is unclear what additional actions these third parties may take to further their proposals. Even if ultimately unsuccessful, actions taken by these or other third parties, including the proxy contest, could disrupt the Company’s business, cause the Company to incur substantial additional expense, and negatively impact the ability of SJW and the Company to consummate the Merger and the expected timing of the consummation of the Merger. In addition, as a result of the proxy solicitation by Eversource Energy in opposition to the Merger, initiation of the Cal Water tender offer, and other actions that may be taken by these or other third parties, the Company’s shareholders may vote against the approval of the Merger and related proposals at the special meeting and, consequently, the required shareholder approval may not be obtained.

If the Revised Merger Agreement is terminated and the Company determines to seek another business combination, it may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended June 30, 2018.

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

Connecticut Water Service, Inc. (Registrant)

Date:	August 9, 2018	By: /s/ David C. Benoit
David C. Benoit President and Chief Executive Officer

Date:	August 9, 2018	By: /s/ Robert J. Doffek
Robert J. Doffek Chief Financial Officer, Treasurer and Controller