Form 10-Q
period 2018-09-30
CONNECTICUT WATER SERVICE INC / CT
filed 2018-11-09
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
12,049,724
Number of shares of common stock outstanding, October 1, 2018
(Includes 94,282 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
September 30, 2018

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	September 30, 2018	December 31, 2017
Utility Plant	$955,127	$927,289
Construction Work in Progress	19,849	11,761
	974,976	939,050
Accumulated Provision for Depreciation	(253,488)	(241,327)
Net Utility Plant	721,488	697,723
Other Property and Investments	12,111	10,662
Cash and Cash Equivalents	4,603	3,618
Accounts Receivable (Less Allowance, 2018 - $1,281; 2017 - $1,265)	16,443	14,965
Accrued Unbilled Revenues	11,742	8,481
Materials and Supplies, at Average Cost	1,752	1,593
Prepayments and Other Current Assets	12,426	7,021
Total Current Assets	46,966	35,678
Unrecovered Income Taxes - Regulatory Asset	75,227	66,631
Pension Benefits - Regulatory Asset	9,804	11,339
Post-Retirement Benefits Other Than Pension - Regulatory Asset	106	116
Goodwill	66,403	67,016
Deferred Charges and Other Costs	11,936	9,618
Total Regulatory and Other Long-Term Assets	163,476	154,720
Total Assets	$944,041	$898,783
CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2018 - 12,049,724; 2017 - 12,065,016	$189,927	$191,641
Retained Earnings	108,422	102,417
Accumulated Other Comprehensive (Loss)	(149)	(428)
Common Stockholders’ Equity	298,200	293,630
Preferred Stock	—	772
Long-Term Debt	250,877	253,367
Total Capitalization	549,077	547,769
Current Portion of Long-Term Debt	4,321	6,173
Interim Bank Loans Payable	58,541	19,281
Accounts Payable and Accrued Expenses	8,529	11,319
Accrued Interest	1,637	1,439
Current Portion of Refund to Customers - Regulatory Liability	326	64
Other Current Liabilities	3,291	3,262
Total Current Liabilities	76,645	41,538
Advances for Construction	19,324	20,024
Deferred Federal and State Income Taxes	34,168	33,579
Unfunded Future Income Taxes	66,849	58,384
Long-Term Compensation Arrangements	30,666	32,649
Unamortized Investment Tax Credits	1,076	1,133
Excess Accumulated Deferred Income Tax - Regulatory Liability	30,861	30,937
Refund to Customers - Regulatory Liability	109	—
Other Long-Term Liabilities	1,307	1,241
Total Long-Term Liabilities	184,360	177,947
Contributions in Aid of Construction	133,959	131,529
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$944,041	$898,783

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2018 and 2017
(Unaudited)
(In thousands, except per share amounts)

	2018	2017
Operating Revenues	$36,269	$31,797
Operating Expenses
Operation and Maintenance	12,416	11,912
Depreciation	4,605	4,283
Income Tax Expense (Benefit)	(1,326)	235
Taxes Other Than Income Taxes	3,210	2,822
Total Operating Expenses	18,905	19,252
Net Operating Revenues	17,364	12,545
Other Utility Income, Net of Taxes	200	264
Total Utility Operating Income	17,564	12,809
Other (Deductions) Income, Net of Taxes
Gain on Real Estate Transactions	626	—
Non-Water Sales Earnings	469	252
Allowance for Funds Used During Construction	146	101
Merger and Acquisition Costs	(2,114)	(11)
Other	(303)	(23)
Total Other (Loss) Income, Net of Taxes	(1,176)	319
Interest and Debt Expense
Interest on Long-Term Debt	2,607	2,230
Other Interest Expense (Income), Net	69	150
Amortization of Debt Expense and Premium, Net	49	32
Total Interest and Debt Expense	2,725	2,412
Net Income	13,663	10,716
Preferred Stock Dividend Requirement	—	10
Net Income Applicable to Common Stock	$13,663	$10,706
Weighted Average Common Shares Outstanding:
Basic	11,951	11,817
Diluted	12,045	12,041
Earnings Per Common Share:
Basic	$1.15	$0.92
Diluted	$1.13	$0.90
Dividends Per Common Share	$0.3125	$0.2975

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)
(In thousands, except per share amounts)

	2018	2017
Operating Revenues	$91,026	$82,162
Operating Expenses
Operation and Maintenance	38,156	34,331
Depreciation	13,670	11,959
Income Tax Expense (Benefit)	(706)	(579)
Taxes Other Than Income Taxes	8,685	7,904
Total Operating Expenses	59,805	53,615
Net Operating Revenues	31,221	28,547
Other Utility Income, Net of Taxes	715	619
Total Utility Operating Income	31,936	29,166
Other (Deductions) Income, Net of Taxes
Gain on Real Estate Transactions	626	33
Non-Water Sales Earnings	1,297	842
Allowance for Funds Used During Construction	304	668
Merger and Acquisition Costs	(7,766)	(266)
Other	(1,121)	(964)
Total Other (Loss) Income, Net of Taxes	(6,660)	313
Interest and Debt Expense
Interest on Long-Term Debt	7,775	6,397
Other Interest Expense (Income), Net	185	(221)
Amortization of Debt Expense and Premium, Net	151	101
Total Interest and Debt Expense	8,111	6,277
Net Income	17,165	23,202
Preferred Stock Dividend Requirement	10	29
Net Income Applicable to Common Stock	$17,155	$23,173
Weighted Average Common Shares Outstanding:
Basic	11,899	11,436
Diluted	12,069	11,661
Earnings Per Common Share:
Basic	$1.44	$2.03
Diluted	$1.42	$1.99
Dividends Per Common Share	$0.9225	$0.8775

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2018 and 2017
(Unaudited)
(In thousands)

	2018	2017
Net Income	$13,663	$10,716
Other Comprehensive Income, net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(21) and $(30) in 2018 and 2017	58	48
Unrealized gain on investments, net of tax (expense) of $(35) and $(17) in 2018 and 2017	94	26
Other Comprehensive Income, net of tax	152	74
Comprehensive Income	$13,815	$10,790

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)
(In thousands)

	2018	2017
Net Income	$17,165	$23,202
Other Comprehensive Income, net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(64) and $(91) in 2018 and 2017	175	144
Unrealized gain on investments, net of tax (expense) of $(39) and $(76) in 2018 and 2017	104	119
Other Comprehensive Income, net of tax	279	263
Comprehensive Income	$17,444	$23,465

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended September 30, 2018 and 2017
(Unaudited)
(In thousands, except per share amounts)

	2018	2017
Balance at Beginning of Period	$98,523	$96,975
Net Income	13,663	10,716
	112,186	107,691
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share in 2017	—	3
Cumulative Preferred, Series $0.90, $0.225 per share in 2017	—	7
Common Stock - 2018 $0.3125 per share; 2017 $0.2975 per share	3,764	3,590
	3,764	3,600
Balance at End of Period	$108,422	$104,091

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)
(In thousands, except per share amounts)

	2018	2017
Balance at Beginning of Period	$102,417	$91,213
Net Income	17,165	23,202
	119,582	114,415
Premium on Redemption of Preferred Stock	(15)	—
Dividends Declared:
Cumulative Preferred, Class A, $0.40 and $0.60 per share in 2018 and 2017, respectively	4	9
Cumulative Preferred, Series $0.90, $0.45 and $0.675 per share in 2018 and 2017, respectively	6	20
Common Stock - 2018 $0.9225 per share; 2017 $0.8775 per share	11,135	10,295
	11,145	10,324
Balance at End of Period	$108,422	$104,091

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)
(In thousands)

	2018	2017
Operating Activities:
Net Income	$17,165	$23,202
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by
Operating Activities:
Deferred Revenues	(1,875)	(5,283)
Provision for Deferred Income Taxes and Investment Tax Credits, Net	(114)	406
Allowance for Funds Used During Construction	(304)	(668)
Depreciation and Amortization (including $1,074 and $593 in 2018 and 2017, respectively, charged to other accounts)	14,744	12,552
Gain on Real Estate Transactions	(626)	(33)
Change in Assets and Liabilities:
Increase (Decrease) in Accounts Receivable and Accrued Unbilled Revenues	(4,739)	(3,155)
Increase in Prepaid Income Taxes and Prepayments and Other Current Assets	(5,434)	(6,038)
Increase in Other Non-Current Items	(1,037)	1,675
Decrease in Accounts Payable, Accrued Expenses and Other Current Liabilities	(595)	(2,760)
Total Adjustments	20	(3,304)
Net Cash and Cash Equivalents Provided by Operating Activities	17,185	19,898
Investing Activities:
Net Additions to Utility Plant	(38,063)	(36,986)
Cash portion of The Avon Water Company Acquisition	—	(6,134)
Proceeds from the Sale of Land	1,350	212
Cash Acquired in Business Combinations	—	1,791
Net Cash and Cash Equivalents Used in Investing Activities	(36,713)	(41,117)
Financing Activities:
Net Proceeds from Interim Bank Loans	58,541	16,047
Net Repayment of Interim Bank Loans	(19,281)	(32,953)
Redemption of Preferred Stock	(787)	—
Purchase of Treasury Stock	(3,525)	—
Proceeds from the Issuance of Long-Term Debt	—	55,000
Costs to Issue Long-Term Debt and Common Stock	—	(2)
Proceeds from Issuance of Common Stock	1,088	1,044
Repayment of Long-Term Debt Including Current Portion	(4,494)	(1,866)
Advances from Others for Construction	116	983
Cash Dividends Paid	(11,145)	(10,324)
Net Cash and Cash Equivalents Provided by Financing Activities	20,513	27,929
Net Increase in Cash and Cash Equivalents	985	6,710
Cash and Cash Equivalents at Beginning of Period	3,618	1,564
Cash and Cash Equivalents at End of Period	$4,603	$8,274
Non-Cash Investing and Financing Activities:
Stock-for-stock acquisition of The Heritage Village Water Company	$—	$16,903
Stock-for-stock acquisition of The Avon Water Company	$—	$26,949
Non-Cash Contributed Utility Plant	$1,668	$2,349
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$7,921	$5,669
State and Federal Income Taxes	$370	$392

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. (“CTWS” or the “Company”) and its wholly-owned subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Company’s primary operating subsidiaries are: The Connecticut Water Company (“Connecticut Water”), The Heritage Village Water Company (“HVWC”) and The Avon Water Company (“Avon Water”) in the State of Connecticut and The Maine Water Company (“Maine Water”) in the State of Maine. The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “10-K”) and as updated in the Company’s Quarterly Reports on Forms 10-Q for the periods ended March 31, 2018 and June 30, 2018.

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.  Effective February 27, 2017 and July 1, 2017, the Company acquired HVWC and Avon Water, respectively, discussed further in Note 12 below.  As a result, the Company’s Condensed Consolidated Statements of Net Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Retained Earnings and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2017 include only three months of activity related to Avon Water after its acquisition on July 1, 2017 and approximately seven months of activity related to HVWC after its acquisition on February 27, 2017.  The Condensed Consolidated Statements of Net Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements Retained Earnings and the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2018 include HVWC’s and Avon Water’s results. HVWC’s and Avon Water’s assets and liabilities are included in the Condensed Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017.

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

The Merger is subject to certain customary closing conditions, including, among other things, approval of the Revised Merger Agreement by the Company’s shareholders and regulatory approvals (including the approval of the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”)). The required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (the “HSR Act”), was terminated early on April 27, 2018. On October 15, 2018, the Federal Communications Commission (“FCC”) consented to the joint application for transfer of control filed by the Company and SJW on October 4, 2018 and amended on October 12, 2018, and no further clearance from the FCC is required.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On May 4, 2018, Maine Water filed with the MPUC an application for approval of the Merger. On May 7, 2018, the Company and SJW filed with the PURA a joint application for approval of the Merger. Following the start on May 31, 2018 of a 45-day go-shop process permitted by the First Amended and Restated Merger Agreement, the Company and SJW withdrew their joint PURA application on June 19, 2018, and filed a new joint application on July 18, 2018, following the end of the go-shop process.

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

Regulatory Matters

The rates we charge our water and waste water customers in Connecticut and Maine are established under the jurisdiction of and are approved by PURA and the MPUC, respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. The Regulated Companies’ allowed returns on equity and allowed returns on rate base are as follows:

As of September 30, 2018	Allowed Return on Equity	Allowed Return on Rate Base
Connecticut Water	9.75%	7.32%
HVWC (blended water and wastewater rates)	10.10%	7.19%
Avon Water	10.00%	7.79%
Maine Water	9.50%	7.96%

The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Each of Connecticut Water, HVWC, Avon Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain costs associated with approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments, in Connecticut, as discussed in more detail below. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of September 30, 2018, however, HVWC, as ordered by PURA, began to utilize Water Revenue Adjustments for water and wastewater as of March 31, 2017.

On January 3, 2018, PURA filed a motion to reopen the most recent rate case decisions for the Company’s Connecticut Regulated Companies to determine what, if any, adjustments to rates are appropriate to account for revisions to tax laws, including corporate tax rates, contained in the Tax Cuts and Jobs Act (“Tax Act”). PURA held a hearing on July 30, 2018 for regulated water companies. As discussed below, Connecticut Water has entered into a settlement agreement with the Connecticut Office of Consumer Counsel (“OCC”), which was approved by PURA, that covers treatment of the Tax Act.

On January 11, 2018, the MPUC issued a notice of investigation to determine the impact of the Tax Act on Maine Water. The investigation will allow the MPUC to determine the specific impact of the Tax Act and whether any rate adjustments are warranted. Following discovery, technical conferences were held on April 19, 2018 and July 17, 2018. In addition to determining the impact of the Tax Act on the justness and reasonableness of Maine Water’s rates, the MPUC will consider whether to issue an accounting order to establish a regulatory liability which defers for future return to ratepayers the impact of the tax changes. During the three months ended September 30, 2018, the Company reserved approximately $100,000 in revenues from Maine Water in anticipation of a rate order from the MPUC that will establish lower rates as a result of the Tax Act.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Maine Water Land Sale
On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,300 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million.  The land had a book value of approximately $600,000 at September 30, 2018 and December 31, 2017 and is included in “Utility Plant” on the Company’s Consolidated Balance Sheets. The easements and purchase prices are as follows:

1.Ragged Mountain Mirror Lake Conservation Easement: $1,875,000; and
2.Grassy Pond conservation Easement: $600,000.

On June 25, 2018, an amendment to the agreement was made to extend closing of the first transaction to September 30, 2018, from June 30, 2018.  This amendment also will extend the second closing into 2020.  Maine Water will make a $250,000 contribution to the Land Trust upon completion of the closing of the first easement sale.  Maine Water also expects to claim a charitable deduction for the $600,000 in excess of the fair market value of the second easement over the $600,000 sale price. The first half of this easement sale, and Maine Water’s related contribution to the Land Trust, was completed in the third quarter of 2018. As a result of the transaction, the Company has recognized $435,000 in net income in the period and has recorded a regulatory liability of $435,000 that will be refunded to customers over a one-year period, beginning January 1, 2019. In addition to the net income recorded as part of the transaction, the Company recorded a $100,000 deferred income tax benefit due to the timing difference related to the cash refund to customers.  The total net income benefit recorded by the Company for this transaction was $535,000 presented as $625,000 in gain on real estate transactions offset by $90,000 of donation deduction in the Other line item.

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was 0.00% and 8.25% at September 30, 2018 and 2017, respectively. Connecticut Water’s WICA was reset to zero as a result of a rate ruling on the Company’s limited reopener and settlement agreement issued by PURA, as discussed below. As of September 30, 2018 and 2017, respectively, Avon Water’s WICA surcharge was 7.51% and 8.09%. As of September 30, 2018, HVWC has not filed for a WICA surcharge.

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

4.
Connecticut Water shall continue to make investments in infrastructure replacement consistent with its approved WICA plan. Connecticut Water shall be allowed to continue to pursue recovery of eligible projects through WICA and apply WRA charges as authorized.

PURA issued a Proposed Final Decision on July 6, 2018 that rejected the Settlement Agreement, due to the proposed treatment of income tax expense resulting from the Tax Act. The Company and the Office of Consumer Council each filed written exceptions to the draft decision and a hearing was held on a revised settlement agreement submitted from both parties that would include an adjustment to reflect the impacts of the Tax Act but at a lower dollar amount than recommended in the PURA draft decision.  On August 15, 2018, PURA issued a final decision that accepted the conditions of the revised settlement agreement. The primary facets of the revised settlement agreement were the revenue requirements associated with the Rockville Water Treatment Plant, discussed above, and the folding of previously approved WICA surcharges into base rates, which reset Connecticut Water’s WICA to zero and resolution of the Company’s obligations related to the Tax Act. Rates were effective retroactive to April 1, 2018.

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

Connecticut Water’s and HVWC’s allowed revenues for the nine months ended September 30, 2018, as approved by PURA during each company’s most recent general rate case and including subsequently approved WICA surcharges, are approximately $64.9 million. Through normal billing for the nine months ended September 30, 2018, revenue for Connecticut Water and HVWC would have been approximately $58.7 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $6.2 million in additional revenue for the nine months ended September 30, 2018. Avon Water does not currently have PURA approval to apply the WRA surcharge to its customers’ bills and, therefore, does not currently use the WRA mechanism.

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 6.80% and 6.47% as of September 30, 2018 and 2017, respectively. The WISC rates for the Biddeford and Saco division were reset to zero with the approval of the general rate increase discussed below.

On June 29, 2017, Maine Water filed for a rate increase in its Biddeford and Saco division. The rate request was for an approximate $1.6 million, or 25.1%, increase in revenues. The rate request was designed to recover higher operating expenses, depreciation and property taxes since Biddeford and Saco’s last rate increase in 2015. Maine Water and the Maine Office of the Public Advocate reached an agreement that increases annual revenue by $1.56 million. The agreement was approved by the MPUC on December 5, 2017, with new rates effective December 1, 2017.

A water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015. Maine Water is currently precluded from seeking new rates in the Biddeford and Saco division due to provisions in the settlement agreement with the MPUC. As the stay-out periods for other divisions expire, Maine Water expects to request usage of this mechanism as Maine Water files rate cases for those divisions.

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three and nine months ended September 30, 2018 and 2017.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30,	2018	2017	2018	2017
Service Cost	$486	$482	$1,461	$1,446
Interest Cost	778	800	2,333	2,400
Expected Return on Plan Assets	(1,165)	(1,073)	(3,496)	(3,218)
Amortization of:
Prior Service Cost	4	4	12	12
Net Recognized Loss	649	517	1,948	1,548
Net Periodic Benefit Cost	$752	$730	$2,258	$2,188

The Company made a total contribution of approximately $3,800,000 in 2018 for the 2017 plan year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months		Nine Months
Period ended September 30,	2018	2017	2018	2017
Service Cost	$76	$85	$242	$252
Interest Cost	127	128	378	384
Expected Return on Plan Assets	(92)	(89)	(279)	(266)
Other	—	57	—	169
Amortization of:
Prior Service Credit	—	(46)	(1)	(136)
Recognized Net Loss (Gain)	8	(20)	(3)	(60)
Net Periodic Benefit Cost	$119	$115	$337	$343

3.	Earnings per Share

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of stock awards):

Three months ended September 30,	2018	2017
Common Shares Outstanding End of Period	12,049,724	12,068,299
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	11,951,237	11,816,553
Diluted	12,045,435	12,041,432

Basic Earnings per Share	$1.15	$0.92
Dilutive Effect of Stock Awards	(0.02)	(0.02)
Diluted Earnings per Share	$1.13	$0.90

Nine months ended September 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	11,899,362	11,435,545
Diluted	12,069,369	11,660,674

Basic Earnings per Share	$1.44	$2.03
Dilutive Effect of Stock Awards	(0.02)	(0.04)
Diluted Earnings per Share	$1.42	$1.99

Total unrecognized compensation expense for all stock awards was approximately $0.9 million as of September 30, 2018 and will be recognized over a weighted average period of 1.3 years.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU No. 2016-15”). The amendments to ASU No. 2016-15 clarify the classification for eight different types of activities, including debt prepayment and extinguishment costs, proceeds from insurance claims and distributions from equity method investees. For public business entities, ASU No. 2016-15 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company’s adoption of this guidance did not materially impact our consolidated financial position or cash flows.

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," (“ASU 2017-07”) which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other postretirement benefit plans. Under ASU 2017-07, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost will be presented separately from the line item that includes the service cost. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Entities must use a retrospective transition method to adopt the requirement for separate presentation of the income statement service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

benefit cost to the service component. As a result of the adoption of ASU 2017-07 in the first quarter of 2018, the Company reclassified $221,000 and $664,000 out of Operation and Maintenance expense and moved it to the “Other” line item in the “Other (Deductions) Income, Net of Taxes” section of the quarter to date and year to date, respectively, September 30, 2017 Condensed Consolidated Statement of Income to conform with the requirements of ASU 2017-07.

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

Disaggregation of Revenue
The following table disaggregates our revenue by major source and customer class (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Water Operations
Residential	$20,678	$18,161	$50,842	$45,621
Commercial	4,520	4,091	10,751	9,605
Industrial	990	848	2,445	2,288
Public Authority	1,293	1,017	2,801	2,610
Fire Protection	5,230	4,869	15,536	14,425
Other (including non-metered accounts)	830	880	2,590	2,249
Water Operations Revenues from Contracts with Customers	33,541	29,866	84,965	76,798
Alternative Revenue Program	2,728	1,931	6,061	5,364
Other	348	455	1,084	1,096
Total Revenue from Water Operations	36,617	32,252	92,110	83,258
Services and Rentals
Contract Operations	667	673	1,814	1,878
Linebacker	636	614	1,889	1,857
Services and Rentals Revenues from Contracts with Customers	1,303	1,287	3,703	3,735
Other	30	(31)	112	10
Total Revenue from Services and Rentals	1,333	1,256	3,815	3,745
Total Revenue from Real Estate Transactions	1,350	—	1,350	212

Total Revenues from Contracts with Customers	34,844	31,153	88,668	80,533

Total Revenue	$39,300	$33,508	$97,275	$87,215

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table shows the components of Accounts Receivable and Accrued Unbilled Revenues related to revenues from contracts with customers:

	September 30, 2018	December 31, 2017
Accounts Receivable
Water Operations Segment	$14,669	$12,885
Services and Rentals Segment	194	107
Accounts Receivable from Contracts with Customers	14,863	12,992
Other accounts receivable	1,580	1,973
Total Accounts Receivable	$16,443	$14,965

Accrued Unbilled Revenues from Contracts with Customers	$11,742	$8,481

Accounts Receivable and Accrued Unbilled Revenues: Accounts receivable are comprised of trade receivables primarily from our regulated water customers. The Company records their accounts receivable at cost, which approximates fair value. Additionally, the Company establishes an allowance for uncollectible accounts based on historical losses, management’s assessment of existing economic conditions, customer payment trends, and other factors. The Company assesses late payment fees on trade receivables based on contractual past-due terms established with customers and approved by PURA or the MPUC. The provision for bad debts is charged to operating expense.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Accumulated Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

Three months ended September 30, 2018	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$452	$(753)	$(301)
Other Comprehensive Loss Before Reclassification	—	—	—
Amounts Reclassified from AOCI	94	58	152
Net current-period Other Comprehensive (Loss) Income	94	58	152
Ending Balance	$546	$(695)	$(149)

Three months ended September 30, 2017	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$328	$(1,063)	$(735)
Other Comprehensive Income Before Reclassification	(2)	—	(2)
Amounts Reclassified from AOCI	28	48	76
Net current-period Other Comprehensive Income	26	48	74
Ending Balance	$354	$(1,015)	$(661)

Nine months ended September 30, 2018	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$442	$(870)	$(428)
Other Comprehensive Income Before Reclassification	—	—	—
Amounts Reclassified from AOCI	104	175	279
Net current-period Other Comprehensive Income	104	175	279
Ending Balance	$546	$(695)	$(149)

Nine months ended September 30, 2017	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$235	$(1,159)	$(924)
Other Comprehensive (Loss) Income Before Reclassification	83	—	83
Amounts Reclassified from AOCI	36	144	180
Net current-period Other Comprehensive (Loss) Income	119	144	263
Ending Balance	$354	$(1,015)	$(661)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Three Months Ended September 30, 2018(a)	Amounts Reclassified from AOCI Three Months Ended September 30, 2017(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$129	$47	Other Income
Tax expense	(35)	(19)	Other Income
	94	28

Amortization of Recognized Net Gain from Defined Benefit Items	79	78	Other Income (b)
Tax expense	(21)	(30)	Other Income
	58	48

Total Reclassifications for the period, net of tax	$152	$76

Details about Other AOCI Components	Amounts Reclassified from AOCI Nine Months Ended September 30, 2018(a)	Amounts Reclassified from AOCI Nine Months Ended September 30, 2017(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$143	$60	Other Income
Tax expense	(39)	(24)	Other Income
	104	36

Amortization of Recognized Net Gain from Defined Benefit Items	239	235	Other Income (b)
Tax expense	(64)	(91)	Other Income
	175	144

Total Reclassifications for the period, net of tax	$279	$180

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Long-Term Debt

Long-Term Debt at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

			2018	2017
4.09%	CTWS	Term Loan Note	$11,521	$12,358
4.15%	CTWS	CoBank Term Note Payable, Due 2037	14,510	14,881
Total CTWS			26,031	27,239
Var.	Connecticut Water	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	Connecticut Water	2004 Series A, Due 2028	5,000	5,000
Var.	Connecticut Water	2004 Series B, Due 2028	4,550	4,550
5.00%	Connecticut Water	2011 A Series, Due 2021	22,768	22,920
3.16%	Connecticut Water	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	Connecticut Water	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	Connecticut Water	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	Connecticut Water	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	Connecticut Water	CoBank Note Payable, Due 2033	14,550	14,550
4.36%	Connecticut Water	CoBank Note Payable, Due May 2036	30,000	30,000
4.04%	Connecticut Water	CoBank Note Payable, Due July 2036	19,930	19,930
3.53%	Connecticut Water	NY Life Senior Note, Due September 2037	35,000	35,000
Total Connecticut Water			198,908	199,060
4.75%	HVWC	2011 Farmington Bank Loan, Due 2034	4,341	4,464
3.05%	Avon Water	Mortgage Note Payable, due 2033	3,176	3,302
8.95%	Maine Water	1994 Series G, Due 2024	6,300	6,300
2.68%	Maine Water	1999 Series J, Due 2019	85	170
0.00%	Maine Water	2001 Series K, Due 2031	533	574
2.58%	Maine Water	2002 Series L, Due 2022	53	60
1.53%	Maine Water	2003 Series M, Due 2023	271	321
1.73%	Maine Water	2004 Series N, Due 2024	311	341
0.00%	Maine Water	2004 Series O, Due 2034	107	113
1.76%	Maine Water	2006 Series P, Due 2026	331	361
1.57%	Maine Water	2009 Series R, Due 2029	197	207
0.00%	Maine Water	2009 Series S, Due 2029	493	538
0.00%	Maine Water	2009 Series T, Due 2029	1,383	1,509
0.00%	Maine Water	2012 Series U, Due 2042	142	148
1.00%	Maine Water	2013 Series V, Due 2033	1,285	1,310
4.24%	Maine Water	CoBank Note Payable, Due 2024	4,500	4,500
4.18%	Maine Water	CoBank Note Payable, Due 2026	5,000	5,000
7.72%	Maine Water	Series L, Due 2018	—	2,250
2.40%	Maine Water	Series N, Due 2022	826	1,026
1.86%	Maine Water	Series O, Due 2025	750	750
2.23%	Maine Water	Series P, Due 2028	1,234	1,264
0.01%	Maine Water	Series Q, Due 2035	1,584	1,678
1.00%	Maine Water	Series R, Due 2025	2,009	2,009
Various	Maine Water	Various Capital Leases	—	2
Total Maine Water			27,394	30,431
Add: Acquisition Fair Value Adjustment			(154)	(51)
Less: Current Portion			(4,321)	(6,173)
Less: Unamortized Debt Issuance Expense			(4,498)	(4,905)
Total Long-Term Debt			$250,877	$253,367

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

During the first nine months of 2018, the Company paid approximately $1,208,000 related to Connecticut Water Service’s 2017 CoBank issuance as well as the Company’s Term Note Payable issued as part of the 2012 acquisition of Maine Water, approximately $3,037,000 in sinking funds related to Maine Water’s outstanding bonds, approximately $123,000 in sinking funds related to HVWC’s bank loan and $126,000 related to Avon Water’s mortgage note payable.

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company and its subsidiaries were in compliance with all covenants at September 30, 2018.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Money Market Fund	$147	$—	$—	$147
Mutual Funds:
Equity Funds (1)	2,149	—	—	2,149
Fixed Income Funds (2)	639	—	—	639
Total	$2,935	$—	$—	$2,935

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

Company Owned Life Insurance – The fair value of Company Owned Life Insurance is based on the cash surrender value of the contracts. These contracts are based principally on a referenced pool of investment funds that actively redeem shares and are observable and measurable and are presented on the “Other Property and Investments” line item of the Company’s Consolidated Balance Sheets. The value of Company Owned Life Insurance at September 30, 2018 and December 31, 2017 was $4,521,000 and $4,018,000, respectively.

Long-Term Debt – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of September 30, 2018 and December 31, 2017, the estimated fair value of the Company’s long-term debt was $255,759,000 and $268,628,000, respectively, as compared to the carrying amounts of $255,375,000 and $258,272,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is a benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

Advances for Construction – Customer advances for construction had a carrying amount of $19,324,000 and $20,024,000 at September 30, 2018 and December 31, 2017, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

The Company operates principally in three business segments: Water Operations, Real Estate Transactions, and Services and Rentals. Financial data for the segments is as follows (in thousands):

Three months ended September 30, 2018
Segment	Revenues	Pre-Tax Income	Income Tax (Benefit) Expense	Net Income
Water Operations	$36,617	$11,044	$(1,524)	$12,568
Real Estate Transactions	1,350	934	308	626
Services and Rentals	1,333	567	98	469
Total	$39,300	$12,545	$(1,118)	$13,663

Three months ended September 30, 2017
Segment	Revenues	Pre-Tax Income	Income Tax Expense	Net Income
Water Operations	$32,252	$10,500	$36	$10,464
Real Estate Transactions	—	—	—	—
Services and Rentals	1,256	465	213	252
Total	$33,508	$10,965	$249	$10,716

Nine months ended September 30, 2018
Segment	Revenues	Pre-Tax Income	Income Tax (Benefit) Expense	Net Income
Water Operations	$92,110	$13,904	$(1,338)	$15,242
Real Estate Transactions	1,350	934	308	626
Services and Rentals	3,815	1,672	375	1,297
Total	$97,275	$16,510	$(655)	$17,165

Nine months ended September 30, 2017
Segment	Revenues	Pre-Tax Income	Income Tax (Benefit) Expense	Net Income
Water Operations	$83,258	$21,112	$(1,215)	$22,327
Real Estate Transactions	212	55	22	33
Services and Rentals	3,745	1,461	619	842
Total	$87,215	$22,628	$(574)	$23,202

The revenues shown in Water Operations above consisted of revenues from water customers of $36,269,000 and $31,797,000 for the three months ended September 30, 2018 and 2017. Additionally, there were revenues associated with utility plant leased to others of $348,000 and $455,000 for the three months ended September 30, 2018 and 2017, respectively. The revenues from water and wastewater customers for the three months ended September 30, 2018 and 2017 include $2,735,000 and $1,989,000 in additional revenues related to the application of the WRA, respectively.

The revenues shown in Water Operations above consisted of revenues from water customers of $91,026,000 and $82,162,000 for the nine months ended September 30, 2018 and 2017. Additionally, there were revenues associated with utility plant leased to others of $1,084,000 and $1,096,000 for the nine months ended September 30, 2018 and 2017, respectively. The revenues from water and wastewater customers for the nine months ended September 30, 2018 and 2017 include $6,239,000 and $5,542,000 in additional revenues related to the application of the WRA, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets by segment (in thousands):

	September 30, 2018	December 31, 2017
Total Plant and Other Investments:
Water Operations	$732,483	$707,362
Non-Water	1,116	1,023
	733,599	708,385
Other Assets:
Water Operations	206,109	188,590
Non-Water	4,333	1,808
	210,442	190,398
Total Assets	$944,041	$898,783

10.	Income Taxes

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

The Company adopted the Internal Revenue Service (“IRS”) temporary tangible property regulations on the Company’s 2012 Federal tax return. Since that time, the Company has been recording a provision for any possible disallowance of a portion of the repair deduction if the Company’s Federal tax return were to be reviewed by the IRS. While the Company believes that the deductions taken on its tax returns are appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000 in the first quarter of 2017. During the Company’s review of the position through the quarter ended June 30, 2017, the impact of the new information on the Connecticut subsidiary caused management to reassess the previously recorded provision. The reassessment resulted in the reversal of a portion of the provision in the amount of $2,445,000. During the quarter ending September 30, 2017, the portion of the provision related to the tax year ending December 31, 2013, in the amount of $810,000, was reversed due to statute expiration. Through September 30, 2017, the Company has recorded, as required by FASB ASC 740, a provision of $1,085,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. During the quarter ending September 30, 2018, the portion of the provision related to the tax year ending December 31, 2014, in the amount of $1,300,000, was reversed due to statute expiration. For the nine months ended September 30, 2018, the Company recorded a provision of $910,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $4.6 million in prior years for a cumulative total of $4.2 million.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowered the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. While we are able to make reasonable estimates of the impact of the reduction in corporate rate, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. We are continuing to gather additional information to determine the final impact. Provisional amounts have been recorded as a Regulatory Liability to the extent that the tax savings over time will be returned to customers in utility rates, and a non-cash adjustment was recognized to record additional income tax expense to the extent revalued deferred income taxes are not believed to be recoverable in utility customer rates. Accounting for the income tax effects of the Tax Act is expected to be completed when a decision is reached by both PURA and the MPUC regarding the impact that shall be included in utility customer rates. During the first nine months of 2018, the Company

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

performed further analysis on the impact of the enacted legislation.  Through the quarter ended September 30, 2018, the Company recorded an excess accumulated deferred tax liability of $31 million, of which $28 million relates to the Tax Act.  The additional analysis resulted in no change to the Unrecovered Income Taxes and Unfunded Future Income Taxes or income tax expense.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company’s Condensed Consolidated Statements of Income.  There were no such charges for the nine months ended September 30, 2018 and 2017.  Additionally, there were no accruals relating to interest or penalties as of September 30, 2018 and December 31, 2017.  The Company remains subject to examination by federal and state tax authorities for the 2015 through 2017 tax years. On April 26, 2017, Avon Water was notified by the IRS that its stand-alone Federal tax filing for 2015 was selected to be reviewed beginning in the second quarter of 2017 and the audit was expanded to include the 2016 standalone tax year. On March 20, 2018, Avon Water received a notice of adjustment from the IRS related to the Federal tax audit for the tax years ended December 31, 2015 and 2016. As a result, a reduction in the net operating loss carryover of $56,000 was recorded during the nine months ended September 30, 2018.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2018 Federal Tax Return to be filed in September 2019.  As a result, through the third quarter of 2018, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2018 and has reflected that deduction in its effective tax rate, net of any reserves.  Consistent with other differences between book and tax expenditures, the Company is required to use the flow-through method to account for any timing differences not required by the IRS to be normalized.

The Company’s effective income tax rate for the three months ended September 30, 2018 and 2017 was (8.9)% and 2.3%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the three months ended September 30, 2018 and 2017, was 2.7% and 0.1%, respectively. In both 2018 and 2017, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut and a change in estimate of prior year income taxes. Excluding discrete items, there was an increase in the effective tax rate year over year for the three month period of approximately 2%. The increase in the effective tax rate for this period can be attributed to a lower tax deductible pension contribution deduction in 2018 than in 2017.

The Company’s effective income tax rate for the nine months ended September 30, 2018 and 2017 was (4.0)% and (2.5)%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the nine months ended September 30, 2018 and 2017, was (2.2)% and 9.2%, respectively. In 2018, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut, purchase accounting adjustments to goodwill, change in estimate of prior year income taxes, an IRS audit adjustment, and adjustments required under the Tax Act. In 2017, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut. Excluding discrete items, there was a decrease in the effective tax rate year over year for the nine month period of approximately 11%. The decrease in the effective tax rate for this period can be attributed to a higher estimated repair deduction and higher performance stock deduction in 2018 than in 2017. The blended Federal and State statutory income tax rates during the three and nine months ended September 30, 2018 and 2017 were 28% and 41%, respectively. In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations.

11.	Lines of Credit

As of September 30, 2018, the Company maintained a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2020.  The Company maintained an additional line of credit of $45.0 million with Citizens Bank, N.A., with an expiration date of April 25, 2021.  Additionally, Avon Water maintains a $3.0 million line of credit with Northwest Community Bank, which expired on September 30, 2018. As of September 30, 2018, the total lines of credit available to the Company were $60.0 million.  As of September 30, 2018 and December 31, 2017, the Company had $58.5 million and $19.3 million, respectively, of Interim Bank Loans Payable. As of September 30, 2018, the Company had $1.5 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following unaudited pro forma summary for the three and nine months ended September 30, 2018 and 2017 presents information as if HVWC and Avon Water had each been acquired on January 1, 2017 and assumes that there were no other changes in our operations.  The following pro forma information does not necessarily reflect the actual results that would have occurred had the Company operated the businesses since January 1, 2017, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

Three months ended September 30,	2018	2017
Operating Revenues	$36,269	$31,797
Other Water Activities Revenues	348	455
Real Estate Revenues	1,350	—
Service and Rentals Revenues	1,333	1,256
Total Revenues	$39,300	$33,508

Net (Loss) Income	$13,663	$10,716

Basic Earnings per Average Share Outstanding	$1.15	$0.92
Diluted Earnings per Average Share Outstanding	$1.13	$0.90

Nine months ended September 30,	2018	2017
Operating Revenues	$91,026	$84,823
Other Water Activities Revenues	1,084	1,179
Real Estate Revenues	1,350	212
Service and Rentals Revenues	3,815	3,754
Total Revenues	$97,275	$89,968

Net Income	$17,165	$23,188

Basic Earnings per Average Share Outstanding	$1.44	$1.96
Diluted Earnings per Average Share Outstanding	$1.42	$1.92

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the results of HVWC and Avon Water for the three and nine months ended September 30, 2018 and from the dates of acquisition to September 30, 2017 (from February 27, 2017 for HVWC and July 1, 2017 for Avon Water) and is included in the Consolidated Statement of Income for the period (in thousands):

Three Months Ended	2018	2017
Operating Revenues	$2,942	$2,368
Other Water Activities Revenues	50	42
Real Estate Revenues	—	—
Service and Rentals Revenues	11	—
Total Revenues	$3,003	$2,410

Net (Loss) Income	$941	$476

Basic Earnings per Average Share Outstanding	$0.08	$0.04
Diluted Earnings per Average Share Outstanding	$0.08	$0.04

Nine Months Ended	2018	2017
Operating Revenues	$6,997	$3,721
Other Water Activities Revenues	98	42
Real Estate Revenues	—	—
Service and Rentals Revenues	49	—
Total Revenues	$7,144	$3,763

Net (Loss) Income	$718	$693

Basic Earnings per Average Share Outstanding	$0.06	$0.06
Diluted Earnings per Average Share Outstanding	$0.06	$0.06

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

The Merger is subject to certain customary closing conditions, including, among other things, approval of the Revised Merger Agreement by the Company’s shareholders and regulatory approvals (including the approval of the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”)). The required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (the

“HSR Act”), was terminated early on April 27, 2018. On October 15, 2018, the Federal Communications Commission (“FCC”) consented to the joint application for transfer of control filed by the Company and SJW on October 4, 2018 and amended on October 12, 2018, and no further clearance from the FCC is required.

On May 4, 2018, Maine Water filed with the MPUC an application for approval of the Merger. On May 7, 2018, the Company and SJW filed with the PURA a joint application for approval of the Merger. Following the start on May 31, 2018 of a 45-day go-shop process permitted by the First Amended and Restated Merger Agreement, the Company and SJW withdrew their joint PURA application on June 19, 2018, and filed a new joint application on July 18, 2018, following the end of the go-shop process.

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

Regulatory Matters

The rates we charge our water and waste water customers in Connecticut and Maine are established under the jurisdiction of and are approved by PURA and the MPUC, respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. The Regulated Companies’ allowed returns on equity and allowed returns on rate base are as follows:

As of September 30, 2018	Allowed Return on Equity	Allowed Return on Rate Base
Connecticut Water	9.75%	7.32%
HVWC (blended water and wastewater rates)	10.10%	7.19%
Avon Water	10.00%	7.79%
Maine Water	9.50%	7.96%

The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Each of Connecticut Water, HVWC, Avon Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain costs associated with approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments, in Connecticut, as discussed in more detail below. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of September 30, 2018, however, HVWC, as ordered by PURA, began to utilize Water Revenue Adjustments for water and wastewater as of March 31, 2017.

On January 3, 2018, PURA filed a motion to reopen the most recent rate case decisions for the Company’s Connecticut Regulated Companies to determine what, if any, adjustments to rates are appropriate to account for revisions to tax laws, including corporate tax rates, contained in the Tax Cuts and Jobs Act (“Tax Act”). PURA held a hearing on July 30, 2018 for regulated water companies. As discussed below, Connecticut Water has entered into a settlement agreement with the Connecticut Office of Consumer Counsel (“OCC”), which was approved by PURA, that covers treatment of the Tax Act.

On January 11, 2018, the MPUC issued a notice of investigation to determine the impact of the Tax Act on Maine Water. The investigation will allow the MPUC to determine the specific impact of the Tax Act and whether any rate adjustments are warranted. Following discovery, technical conferences were held on April 19, 2018 and July 17, 2018. In addition to determining the impact of the Tax Act on the justness and reasonableness of Maine Water’s rates, the MPUC will consider whether to issue an accounting order to establish a regulatory liability which defers for future flow-through to ratepayers the impact of the tax changes. During the three months ended September 30, 2018, the Company reversed approximately $100,000 in revenues from Maine Water in anticipation of a rate order from the MPUC that will establish lower rates as a result of the Tax Act.

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

Maine Water Land Sale
On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,300 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million.  The land had a book value of approximately $600,000 at September 30, 2018 and December 31, 2017 and is included in “Utility Plant” on the Company’s Consolidated Balance Sheets. The easements and purchase prices are as follows:

1.Ragged Mountain Mirror Lake Conservation Easement: $1,875,000; and
2.Grassy Pond conservation Easement: $600,000.

On June 25, 2018, an amendment to the agreement was made to extend closing of the first transaction to September 30, 2018, from June 30, 2018.  This amendment also will extend the second closing into 2020.  Maine Water will make a $250,000 contribution to the Land Trust upon completion of the closing of the first easement sale.  Maine Water also expects to claim a charitable deduction for the $600,000 in excess of the fair market value of the second easement over the $600,000 sale price. The first half of this easement sale, and Maine Water’s related contribution to the Land Trust, was completed in the third quarter of 2018. As a result of the transaction, the Company has recognized $435,000 in net income in the period and has recorded a regulatory liability of $435,000 that will be refunded to customers over a one-year period, beginning January 1, 2019. In addition to the net income recorded as part of the transaction, the Company recorded a $100,000 deferred income tax benefit due to the timing difference related to the cash refund to customers.  The total net income benefit recorded by the Company for this transaction was $535,000 presented as $625,000 in gain on real estate transactions offset by $90,000 of donation deduction in the Other line item.

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was 0.00% and 8.25% at September 30, 2018 and 2017, respectively. Connecticut Water’s WICA was reset to zero as a result of a rate ruling on the Company’s limited reopener and settlement agreement issued by PURA, as discussed below. As of September 30, 2018 and 2017, respectively, Avon Water’s WICA surcharge was 7.51% and 8.09%. As of September 30, 2018, HVWC has not filed for a WICA surcharge.

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

4.
Connecticut Water shall continue to make investments in infrastructure replacement consistent with its approved WICA plan. Connecticut Water shall be allowed to continue to pursue recovery of eligible projects through WICA and apply WRA charges as authorized.

PURA issued a Proposed Final Decision on July 6, 2018 that rejected the Settlement Agreement, due to the proposed treatment of income tax expense resulting from the Tax Act. The Company and the Office of Consumer Council each filed written exceptions to the draft decision and a hearing was held on a revised settlement agreement submitted from both parties that would include an adjustment to reflect the impacts of the Tax Act but at a lower dollar amount than recommended in the PURA draft decision.  On August 15, 2018, PURA issued a final decision that accepted the conditions of the revised settlement agreement. The primary facets of the revised settlement agreement were the revenue requirements associated with the Rockville Water Treatment Plant, discussed above, and the folding of previously approved WICA surcharges into base rates, which reset Connecticut Water’s WICA to zero and resolution of the Company’s obligations related to the Tax Act. Rates were effective retroactive to April 1, 2018.

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

Connecticut Water’s and HVWC’s allowed revenues for the nine months ended September 30, 2018, as approved by PURA during each company’s most recent general rate case and including subsequently approved WICA surcharges, are approximately $64.9 million. Through normal billing for the nine months ended September 30, 2018, revenue for Connecticut Water and HVWC would have been approximately $58.7 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $6.2 million in additional revenue for the nine months ended September 30, 2018. Avon Water does not currently have PURA approval to apply the WRA surcharge to its customers’ bills and, therefore, does not currently use the WRA mechanism.

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 6.80% and 6.47% as of September 30, 2018 and 2017, respectively. The WISC rates for the Biddeford and Saco division were reset to zero with the approval of the general rate increase discussed below.

On June 29, 2017, Maine Water filed for a rate increase in its Biddeford and Saco division. The rate request was for an approximate $1.6 million, or 25.1%, increase in revenues. The rate request was designed to recover higher operating expenses, depreciation and property taxes since Biddeford and Saco’s last rate increase in 2015. Maine Water and the Maine Office of the Public Advocate reached an agreement that increases annual revenue by $1.56 million. The agreement was approved by the MPUC on December 5, 2017, with new rates effective December 1, 2017.

A water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015. Maine Water is currently precluded from seeking new rates in the Biddeford and Saco division due to provisions in the settlement agreement with the MPUC. As the stay-out periods for other divisions expire, Maine Water expects to request usage of this mechanism as Maine Water files rate cases for those divisions.

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

The Company expects Net Income from its Water Operations segment to decrease in 2018 over 2017 levels, primarily due to the following factors: the costs associated with the merger with SJW. Partially offsetting these costs, the Company expects accretive effects of the HVWC acquisition, completed on February 27, 2017 and the Avon Water acquisition, completed on July 1, 2017; revenue increases resulting from the recently issued rate increase for Connecticut Water; Biddeford and Saco rate decision issued late in 2017; and increased surcharges related to WISC in Maine and WICA in Connecticut.

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

Our Use of Non-GAAP Financial Measures

We consider Adjusted Net Income as a key business metric, which is a Non-GAAP financial measure.

We define Adjusted Net Income as Net Income excluding certain material items outside of normal business operations. For this Non-GAAP financial measure, we consider these items to be income or expenses that have not been recorded within the prior two years and are not expected to recur within the next two years. Such items include costs incurred for merger and acquisition activities such as the proposed merger with SJW.

Adjusted Net Income is a supplemental financial measure used by us and by external users of our financial statements and is considered to be an indicator of the operational strength and performance of our business. Adjusted Net Income allows us to assess our performance without regard to the impact of matters that we do not consider indicative of the operating performance of our business.

We use Adjusted Net Income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business. We believe Adjusted Net Income assists our Board of Directors, management and investors in comparing our operating performance on a consistent basis from period to period because they remove the impact of certain material items outside of normal business operations (such as the costs incurred for the proposed merger with SJW) from our operating results.

Despite the importance of this Non-GAAP financial measure in analyzing our business, measuring and determining incentive compensation and otherwise evaluating our operating performance, Adjusted Net Income is not a measurement of financial performance under GAAP, may have limitations as an analytical tool and should not be considered in isolation from, or as an alternative to, Net Income or any other measure of our performance derived in accordance with GAAP. Adjusted Net Income is not a measure of profitability under GAAP.

We also urge you to review the reconciliation of this Non-GAAP financial measure included in the Results of Operations section of this Quarterly Report. To properly and prudently evaluate our business, we encourage you to review the Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report and to not rely on any single financial measure to evaluate our business. In addition, because the Adjusted Net Income measure is susceptible to varying calculations, such Non-GAAP financial measures may differ from, and may therefore not be comparable to, similarly titled measures used by other companies.

Results of Operations

Three months ended September 30
Net Income for the three months ended September 30, 2018 increased from the same period in the prior year by $2,947,000 to $13,663,000. Earnings per basic average common share were $1.15 and $0.92 during the three months ended September 30, 2018 and 2017, respectively.

This increase is broken down by business segment as follows (in thousands):

Business Segment	September 30, 2018	September 30, 2017	Increase/(Decrease)
Water Operations	$12,568	$10,464	$2,104
Real Estate Transactions	626	—	626
Services and Rentals	469	252	217
Total	$13,663	$10,716	$2,947

Adjusted Net Income

Adjusted Net Income for the three months ended September 30, 2018 and 2017 is as follows (in follows):

	2018	2017	Increase/(Decrease)
Net Income	$13,663	$10,716	$2,947
Merger and Acquisition Costs	2,114	11	2,103
Adjusted Net Income	$15,777	$10,727	$5,050

Non-GAAP Adjusted Net Income for the three months ended September 30, 2018 increased from the same period in the prior year by $5,050,000.

See “Our Use of Non-GAAP Financial Measures” for a discussion of our use of Non-GAAP Adjusted Net Income.

Revenue

Revenue from our regulated customers increased by $4,472,000, or 14.1%, to $36,269,000 for the three months ended September 30, 2018 when compared to the same period in 2017.  The primary cause in the increase in revenues related to increased rates at Connecticut Water, which was retroactive to April 1, 2018, and higher WISC surcharges in Maine, as well as the increase in rates, effective December 1, 2017, in the Biddeford and Saco division of Maine Water.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $504,000, or 4.2%, for the three months ended September 30, 2018 when compared to the same period of 2017. The following table presents the components of O&M expense for the three months ending September 30, 2018 and 2017 (in thousands):

Expense Components	September 30, 2018	September 30, 2017	Increase / (Decrease)
Purchased water	$769	$490	$279
Maintenance	1,141	984	157
Medical	882	728	154
Other benefits	197	70	127
Vehicles	506	394	112
Customer	475	407	68
Payroll	4,288	4,229	59
Utility costs	1,196	1,138	58
Property and liability insurance	444	392	52
Pension	488	485	3
Investor relations	91	175	(84)
Outside services	664	1,012	(348)
Other	1,275	1,408	(133)
Total	$12,416	$11,912	$504

The changes in individual items are described below:

•
Purchased water increased primarily due to an increase in rates charged when purchasing water from neighboring utilities in the Unionville division of Connecticut Water in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Additionally, the Company intentionally used more of its contractually allowed purchased water during the summer months of 2018 rather than ratably throughout the year as was the Company’s practice in years past;

•
Medical costs increased in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to an increase in costs associated with claims filed by employees and their families and the costs associated with the administration of the Company’s medical plans;

•
During the three months ended September 30, 2018, the Company saw an increase in Other benefits when compared to the same period in 2017 primarily due to an increase in costs associated with our performance stock plans awarded to certain key members of management, primarily due to the resignation of the Company’s previous Chief Executive Officer in the third quarter of 2017. As a result of the former Chief Executive Officer's departure, he forfeited previously awarded performance stock awards that had not vested and, in the third quarter of 2017, the Company reversed the expense recognized in previous periods associated with those unvested awards;

•
Customer costs increased in the period ended September 30, 2018 when compared to the same period in 2017 primarily due to an increase in costs associated with collections and bank fees, partially offset by a decrease in costs associated with customer communication;

•	Utility costs increased in the period primarily due to an increase in fuel oil and electrical costs; and

•	Property and liability insurance costs increased primarily due to an increase in the amount of plant covered under our policies.

The increases described above were partially offset by the following decreases to O&M expense:

•	Outside services decreased in the three months ended September 30, 2018 primarily due to a decrease in costs associated with consulting services and temporary outside labor; and

•	Investor relations decreased due to lower costs associated with directors fees, primarily due to timing, and a reduction in costs associated with the Company’s transfer agent.

The Company saw an approximate $322,000, or 7.5%, increase in its Depreciation expense for the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to higher Utility Plant in Service as of September 30, 2018 compared to September 30, 2017, driven by the completion of a large treatment plant in Connecticut in the second quarter of 2017 and continued spending on WICA and WISC projects in Connecticut and Maine, respectively.

The Company had $1,326,000 in above-the-line Income Tax benefits in the three months ended September 30, 2018 compared to a $235,000 expense in the same period of 2017. The Company’s effective income tax rate for the three months ended September 30, 2018 and 2017 was (8.9)% and 2.3%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the three months ended September 30, 2018 and 2017, was 2.7% and 0.1%, respectively. In both 2018 and 2017, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut and a change in estimate of prior year income taxes. Excluding discrete items, there was an increase in the effective tax rate year over year for the three month period of approximately 2%. The increase in the effective tax rate for this period can be attributed to a lower tax deductible pension contribution deduction in 2018 than in 2017.

Other Income (Deductions), Net of Taxes decreased for the three months ended September 30, 2018 by $1,495,000. The primary driver of this decrease was after-tax costs associated with the announced merger with SJW, which were $2,114,000 in the quarter ending September 30, 2018. Partially offsetting these decreases was an increase in Non-Water Sales earnings and the completion of the first half of a previously announced conservation easement sale in Maine during the three months ended September 30, 2018.

Total Interest and Debt Expense increased by $313,000 in the three months ended September 30, 2018 when compared to the same period in 2017. The increase was primarily due to higher debt balances outstanding and increased borrowing under our lines of credit at September 30, 2018 when compared to September 30, 2017.

Nine months ended September 30
Net Income for the nine months ended September 30, 2018 decreased from the same period in the prior year by $6,037,000 to $17,165,000. Earnings per basic average common share decreased by $0.59 to $1.44 during the nine months ended September 30, 2018.

This decrease in Net Income is broken down by business segment as follows (in thousands):

Business Segment	September 30, 2018	September 30, 2017	Increase/(Decrease)
Water Operations	$15,242	$22,327	$(7,085)
Real Estate Transactions	626	33	593
Services and Rentals	1,297	842	455
Total	$17,165	$23,202	$(6,037)

Adjusted Net Income

Adjusted Net Income for the nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	2018	2017	Increase/(Decrease)
Net Income	$17,165	$23,202	$(6,037)
Merger and Acquisition Costs	7,766	266	7,500
Adjusted Net Income	$24,931	$23,468	$1,463

Non-GAAP Adjusted Net Income for the nine months ended September 30, 2018 increased from the same period in the prior year by $1,463,000.

See “Our Use of Non-GAAP Financial Measures” for a discussion of our use of Non-GAAP Adjusted Net Income.

Revenue

Revenue from our regulated customers increased by $8,864,000, or 10.8%, to $91,026,000 for the nine months ended September 30, 2018 when compared to the same period in 2017. Approximately $3,275,000 of the increase in revenues was related to the acquisitions of HVWC and Avon Water on February 27, 2017 and July 1, 2017, respectively.  The primary cause in the increase in revenues related to increased rates at Connecticut Water, and higher WISC surcharges in Maine, as well as the increase in rates, effective December 1, 2017, in the Biddeford and Saco division of Maine Water.

Operation and Maintenance Expense

O&M expense increased by $3,825,000, or 11.1%, for the nine months ended September 30, 2018 when compared to the same period of 2017, including the impact of O&M expense incurred after the acquisitions of HVWC and Avon Water on February 27, 2017 and July 1, 2017, respectively, which contributed $2,043,000 of incremental O&M expense during the period. The following table presents the components of O&M expense for the nine months ended September 30, 2018 and 2017, both including and excluding the impact of the HVWC and Avon Water acquisitions (in thousands):

Expense Components	September 30, 2018	September 30, 2017	Increase / (Decrease)	HVWC and Avon Water O&M Impact	Adjusted Increase/(Decrease)
Medical	$2,761	$2,103	$658	$22	$636
Payroll	13,462	12,327	1,135	659	476
Maintenance	3,266	2,699	567	246	321
Purchased water	1,484	1,247	237	47	190
Vehicles	1,466	1,266	200	13	187
Customer	1,298	1,148	150	37	113
Utility costs	3,586	3,179	407	299	108
Property and liability insurance	1,391	1,151	240	136	104
Water treatment (including chemicals)	2,162	1,971	191	121	70
Outside services	2,761	2,651	110	90	20
Pension	1,361	1,452	(91)	(2)	(89)
Investor relations	523	629	(106)	—	(106)
Other benefits	787	844	(57)	95	(152)
Post-retirement medical	243	421	(178)	—	(178)
Other	1,605	1,243	362	280	82
Total	$38,156	$34,331	$3,825	$2,043	$1,782

The increase in O&M expenses excluding the incremental expense as a result of the acquisitions of HVWC and Avon Water, was approximately $1,782,000, or approximately 5.2%, in the nine months ended September 30, 2018 when compared to the same period in 2017.  The changes in individual items, excluding the impact of HVWC and Avon Water, are described below:

•
Medical costs increased in the nine months ended ending September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in costs associated with claims filed by employees and their families and the costs associated with the administration of the Company’s medical plans;

•
Payroll costs increased primarily due to more employee time spent on capital projects in 2017 than in 2018, and therefore less time to O&M expense, and higher wages in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017;

•
Purchased water increased primarily due to an increase in rates charged when purchasing water from neighboring utilities in the Unionville division of Connecticut Water in nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Additionally, the Company intentionally used more of its contractually allowed purchased water during the summer months of 2018 rather than ratably throughout the year as was the Company’s practice in years past;

•
Customer costs increased primarily due to increased customer communications as well as an increase in bad debt expense. These increases were partially offset by a decrease in costs associated with a voluntary water conservation program that rewards customers for reducing their consumption by 10%;

•	Utility costs increased in the period primarily due to an increase in electrical costs; and

•	Property and liability insurance costs increased primarily due to an increase in the amount of plant covered under our policies.

The increases described above were partially offset by the following decreases to O&M expense:

•	Investor relations decreased due to lower costs associated with directors fees, due to timing, and a reduction in costs associated with the Company’s transfer agent;

•
Other benefits decreased primarily due to an increase in capitalized benefits, which reduces O&M expense, partially offset by higher costs associated with stock awards granted to certain named executives, primarily due to the resignation of the Company’s the previous Chief Executive Officer in the third quarter of 2017. As a result of the former Chief Executive Officer's departure, he forfeited previously awarded performance stock awards that had not vested and, in the third quarter of 2017, the Company reversed the expense recognized in previous periods associated with those unvested awards; and

•	Post-retirement medical costs decreased due to a regulatory asset established by the PURA that was fully amortized during 2017.

The Company saw an approximate $1,711,000, or 14.3%, increase in its Depreciation expense from the nine months ended September 30, 2018 compared to the same period in 2017.  Of this increase, approximately $593,000 was attributable to the acquisitions of HVWC and Avon Water. The remaining increase was primarily due to higher Utility Plant in Service as of September 30, 2018 compared to September 30, 2017 driven by the completion of a large treatment plant in Connecticut in the second quarter of 2017 and continued spending on WICA and WISC projects in Connecticut and Maine, respectively.

The Company recorded an above-the-line Income Tax benefit of $706,000 for the nine months ended September 30, 2018 compared to $579,000 of an above-the-line benefit in the same period of 2017. The Company’s effective income tax rate for the nine months ended September 30, 2018 and 2017 was (4.0)% and (2.5)%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the nine months ended September 30, 2018 and 2017, was (2.2)% and 9.2%, respectively. In 2018, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut, purchase accounting adjustments to goodwill, change in estimate of prior year income taxes, an IRS audit adjustment, and adjustments required under the Tax Act. In 2017, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut. Excluding discrete items, there was a decrease in the effective tax rate year over year for the six month period of approximately 11%. The decrease in the effective tax rate for this period can be attributed to a higher estimated repair deduction and higher performance stock deduction in 2018 than in 2017.

Other (Deductions) Income, Net of Taxes decreased for the nine months ended September 30, 2018 by $6,973,000. The primary driver of this decrease is costs associated with the announced SJW merger of approximately $7,766,000. Additionally, the Company saw a decrease in AFUDC due to the completion of a large treatment plant in the second quarter of 2017. Partially offsetting these decreases in Other (Deductions) Income, the Company saw an increase in net income from the Company’s Service and Rentals and Real Estate segments during the nine months ended September 30, 2018.

Total Interest and Debt Expense increased by $1,834,000 in the nine months ended September 30, 2018 when compared to the same period in 2017. Of this increase, approximately $172,000 was attributable to the acquisitions of HVWC and Avon Water. The remaining increase was primarily due to higher debt balances outstanding and increased borrowing under our lines of credit at September 30, 2018 when compared to September 30, 2017.

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

As of September 30, 2018, the Company maintained a $15.0 million line of credit agreement with CoBank, that is currently scheduled to expire on July 1, 2020.  The Company maintained an additional line of credit of $45.0 million with Citizens Bank, N.A., with an expiration date of April 25, 2021.  Additionally, Avon Water maintains a $3.0 million line of credit with Northwest Community Bank, which expired on September 30, 2018. As of September 30, 2018, the total lines of credit available to the Company were $60.0 million.  As of September 30, 2018 and December 31, 2017, the Company had $58.5 million and $19.3 million, respectively, of Interim Bank Loans Payable. As of September 30, 2018, the Company had $1.5 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

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

During the first nine months of 2018, the Company paid approximately $1,208,000 related to Connecticut Water Service’s 2017 CoBank issuance as well as the Company’s Term Note Payable issued as part of the 2012 acquisition of Maine Water, approximately $3,037,000 in sinking funds related to Maine Water’s outstanding bonds, approximately $123,000 in sinking funds related to HVWC’s bank loan and $126,000 related to Avon Water’s mortgage note payable.

Credit Rating

In January 2018, Standard & Poor’s Rating Services (“S&P”) affirmed its ‘A’ corporate credit rating on the Company. Additionally, S&P revised the Company’s ratings outlook to negative due to their view that the recently revised corporate tax code could potentially strain cash flows if our regulators determine a reduction in revenue requirements is appropriate and a potential weakening of consolidated financial measures due to our growth strategy and high capital spending requirements.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) for all registered shareholders and for the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company’s appointment of a new common stock transfer agent. On August 11, 2017, the Board of Directors approved a Third Amended and Restated DRIP which expanded the class of participants to include any persons other than registered shareholders, customers and employees described above, upon an initial minimum purchase of $500. The DRIP was also amended to add 129,000 additional shares to the DRIP’s share reserve and to revise certain monthly and quarterly share purchase requirements. During the nine months ended September 30, 2018 and 2017, plan participants invested $1,088,000 and $1,044,000, respectively, in additional shares as part of the DRIP.

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

Commitments and Contingencies

The Company adopted the Internal Revenue Service (“IRS”) temporary tangible property regulations on the Company’s 2012 Federal tax return. Since that time, the Company has been recording a provision for any possible disallowance of a portion of the repair deduction if the Company’s Federal tax return were to be reviewed by the IRS. While the Company believes that the deductions taken on its tax returns are appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities.  During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000 in the first quarter of 2017. During the Company’s review of the position through the quarter ended June 30, 2017, the impact of the new information on the Connecticut subsidiary caused management to reassess the previously recorded provision. The reassessment resulted in the reversal of a portion of the provision in the amount of $2,445,000. During the quarter ending September 30, 2017, the portion of the provision related to the tax year ending December 31, 2013, in the amount of $810,000, was reversed due to statute expiration. Through September 30, 2017, the Company has recorded, as required by FASB ASC 740, a provision of $1,805,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. During the quarter ending September 30, 2018, the portion of the provision related to the tax year ending December 31, 2014, in the amount of $1,300,000, was reversed due to statute expiration. For the nine months ended September 30, 2018, the Company recorded a provision of $910,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $4.6 million in prior years for a cumulative total of $4.2 million.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2018 Federal Tax Return to be filed in September 2019.  As a result, through the third quarter of 2018, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2018 and has reflected that deduction in its effective tax rate, net of any reserves.  Consistent with other differences between book and tax expenditures, the Company is required to use the flow-through method to account for any timing differences not required by the IRS to be normalized.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  As of September 30, 2018, the Company had $60.0 million of variable rate lines of credit with two banks, under which the Company had $58.5 million of interim bank loans payable at September 30, 2018.

As of September 30, 2018, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II, Item 1:  Legal Proceedings

On June 14, 2018, certain shareholders of the Company filed two nearly identical putative class-action complaints in the Connecticut Superior Court in the Judicial District of Middlesex against the Board of Directors, SJW and Eric W. Thornburg, Chairman, President and Chief Executive Officer of SJW, under the captions Dunn v. Benoit, et al., Case No. MMX-CV18-6021536-S (Conn. Super. Ct.) and Tillotson v. Benoit, et al., Case No. MMX-CV18-6021537-S (Conn. Super. Ct.), respectively. The complaints, as amended on September 18, 2018 and September 20, 2018, respectively, allege, among other things, that (i) the Board of Directors breached its fiduciary duties in connection with negotiating the Merger, (ii) the Company’s preliminary proxy statement, filed with the Securities and Exchange Commission on August 20, 2018, omits certain material information and (iii) SJW and Mr. Thornburg aided and abetted the alleded breaches by the Board of Directors. Among other remedies, the actions seek to recover rescissory and other damages and attorney’s fees and costs. The parties to these actions entered into an agreement in principle to settle and release all claims that were or could have been alleged by the plaintiffs in those actions.

On October 5, 2018, a putative class action complaint and a direct action complaint were filed against the Company and the members of the Board of Directors in the United States District Court for the District of Connecticut under the captions Paskowitz v. Connecticut Water Service, et al., Case No. 3:18-cv-01663 (D. Conn.) and Assad v. Connecticut Water Service, et al., Case No. 3:18-cv-01664 (D. Conn.), respectively. The nearly identical complaints allege that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 by causing certain supposed misstatements or omissions to be included in the October 2, 2018 definitive proxy statement filed with the Securities and Exchange Commission in respect of the special meeting of its shareholders scheduled to be held on November 16, 2018 in connection with the Merger. Among other remedies, the actions seek to recover rescissory and other damages and attorneys’ fees and costs. The parties to these actions entered into an agreement in principle to settle and release all claims that were or could have been alleged by the plaintiffs in those actions.

We are involved in various other legal proceedings from time to time. Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our properties is the subject that presents a reasonable likelihood of a material adverse impact on the Company.

Part II, Item 1A: Risk Factors

Except as set forth in the below risk factors, information about the material risks related to our business, financial condition and results of operations for the three months ended September 30, 2018 does not materially differ from that set out under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as the information provided elsewhere in this report. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company’s business operations, financial condition or operating results.

We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the price of our common stock.

As previously discussed, on August 5, 2018, the Company entered into the Revised Merger Agreement with SJW and Merger Sub, a direct wholly owned subsidiary of SJW. Pursuant to the Revised Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of SJW. Subject to the terms and conditions of the Revised Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock (other than certain cancelled shares) will be automatically converted into the right to receive an amount in cash equal to $70.00 per share, payable without interest. The Merger is subject to the satisfaction of a number of conditions beyond our control, including approval of the Revised Merger Agreement by the Company’s shareholders, regulatory approvals (including, without limitation, the approval of PURA and MPUC) and other customary closing conditions. The CPUC previously instituted an investigation into whether the Merger is subject to its approval and the Merger’s anticipated impacts in California. The CPUC is planning to complete its inquiry in time to allow the acquisition to go forward, if appropriate, by the end of 2018; however, there can be no assurance that the CPUC will not determine that its prior authorization is required for the Merger. There also is no assurance that the Merger and the other transactions contemplated by the Revised Merger Agreement will occur on the terms and timeline currently contemplated or at all. The conditions to the Merger could prevent or delay the completion of the Merger. In addition, the efforts to satisfy the closing conditions of the Merger, including the shareholder approval process (especially in light of the actions taken by Eversource Energy in opposition to the Merger, as further discussed below) and the regulatory approval process, may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations and a disruption of our operations. Any significant diversion of management’s attention away from ongoing business and any difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition.

The Revised Merger Agreement also contains certain customary termination rights, including the right for each of the Company and SJW to terminate the Revised Merger Agreement if the Merger is not consummated by May 5, 2019, subject to two automatic three-month extensions up to November 5, 2019 if needed to satisfy the regulatory approvals. Upon termination of the Revised Merger Agreement under specified circumstances, including a change in the recommendation of the Board of Directors, the termination by the Company in order to accept a superior proposal with respect to an alternative transaction, or, in certain circumstances, as a result of a material breach of the Company’s non-solicitation obligations, the Company will be required to pay SJW a cash termination fee of $28.1 million. The Company may not be able to obtain the approval of its shareholders required to consummate the Merger, including in particular because some of the Company’s shareholders may be persuaded to vote against approval of the Revised Merger Agreement as a result of Eversource Energy’s actions in opposition to the Merger, as further discussed below. If the Company’s shareholders fail to approve the Merger, then the Revised Merger Agreement will be terminated and the Company will be required to reimburse SJW’s expenses up to $5 million and may also be required to pay to SJW the termination fee of $28.1 million (less the amount of expenses reimbursed) in certain circumstances. In addition, SJW may fail to obtain the necessary funds to complete the Merger. If the proposed Merger is not completed or the Revised Merger Agreement is terminated, the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Revised Merger Agreement will be consummated without unexpected delays, which could have a material adverse effect on our business, results of operations and financial condition.

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

On June 14, 2018, two nearly identical putative class action complaints were filed against the members of the Board of Directors, SJW and Mr. Eric W. Thornburg (the chief executive officer and president of SJW) on behalf of the Company’s shareholders in the Connecticut Superior Court in the Judicial District of Middlesex under the captions Dunn v. Benoit, et al., Case No. MMX-CV18-6021536-S (Conn. Super. Ct.) and Tillotson v. Benoit, et al., Case No. MMX-CV18-6021537-S (Conn. Super. Ct.), respectively. The complaints, as amended on September 18, 2018 and September 20 2018, respectively, allege, among other things, that (i) the members of the Board of Directors breached their fiduciary duties owed to the Company’s shareholders in connection with negotiating the Merger, (ii) the Company’s preliminary proxy statement, filed with the Securites and Exchange Commission on August 20, 2018, omits certain material information and (iii) SJW and Mr. Thornburg aided and abetted the alleged breaches by the Board of Directors. Among other remedies, the action seeks to recover rescissory and other damages and attorneys’ fees and costs. The parties to these actions entered into an agreement in principle to settle and release all claims that were or could have been alleged by the plaintiffs in those actions.

On October 5, 2018, a putative class action complaint and a direct action complaint were filed against the Company and the members of the Board of Directors in the United States District Court for the District of Connecticut under the captions Paskowitz v. Connecticut Water Service, et al., Case No. 3:18-cv-01663 (D. Conn.) and Assad v. Connecticut Water Service, et al., Case No. 3:18-cv-01664 (D. Conn.), respectively. The nearly identical complaints allege that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 by causing certain supposed misstatements or omissions to be included in the October 2, 2018 definitive proxy statement filed with the Securities and Exchange Commission in respect of the special meeting of its shareholders scheduled to be held on November 16, 2018 in connection with the Merger. Among other remedies, the actions seek to recover rescissory and other damages and attorneys’ fees and costs. The parties to these actions entered into an agreement in principle to settle and release all claims that were or could have been alleged by the plaintiffs in those actions.

The Company and our directors and officers may be subject to lawsuits relating to the Merger, including, among other things, in relation to the change from stock consideration in the Original Merger Agreement and First Amended and Restated Merger Agreement to cash consideration in the Revised Merger Agreement. Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order preventing or otherwise prohibiting the consummation of the Merger shall have been issued by any court. Consequently, if any lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.

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

On April 5, 2018, the Company received an unsolicited proposal from Eversource Energy regarding the acquisition of all of the outstanding shares of our common stock for $63.50 per share in cash and/or stock at the election of holders of our common stock, which it revised to $64.00 per share in cash and/or stock at the election of holders of our common stock on July 2, 2018. While the Company has determined that the unsolicited proposal that it had received was neither a superior proposal nor reasonably likely to lead to a superior proposal, Eversource Energy filed on April 27, 2018 a preliminary proxy statement to solicit proxies in opposition to the Merger, issued multiple press releases in support of its proposal and in opposition to the Merger, and has intervened in the PURA and MPUC proceedings related to the Merger. It is unclear what additional actions Eversource Energy may take to further its unsolicited proposal or more generally express its opposition to the Merger. Even if ultimately unsuccessful, actions taken by Eversource Energy or other third parties, including a proxy contest or intervention in our regulatory proceedings, could disrupt the Company’s business, cause the Company to incur substantial additional expense, and negatively impact the ability of the Company to consummate the Merger and the expected timing of the consummation of the Merger. In addition, as a result of the actions taken by Eversource Energy in opposition to the Merger and other actions that may be taken by Eversource Energy or other third parties, the Company’s shareholders may vote against the approval of the Merger and related proposals at the special meeting and, consequently, the required shareholder approval may not be obtained.

If the Revised Merger Agreement is terminated and the Company determines to seek another business combination, it may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended September 30, 2018.

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

Connecticut Water Service, Inc. (Registrant)

Date:	November 9, 2018	By: /s/ David C. Benoit
David C. Benoit President and Chief Executive Officer

Date:	November 9, 2018	By: /s/ Robert J. Doffek
Robert J. Doffek Chief Financial Officer, Treasurer and Controller