Form 10-K
period 2018-12-31
CONNECTICUT WATER SERVICE INC / CT
filed 2019-02-28
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period to from

Commission File Number 0-8084
Connecticut Water Service, Inc.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0739839 (I.R.S. Employer Identification No.)

93 West Main Street, Clinton, CT (Address of principal executive office)	06413 (Zip Code)

Registrant’s telephone number, including area code (860) 669-8636
Registrant’s website:  www.ctwater.com

Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class Common Stock, without par value	Name of each exchange on which registered The Nasdaq Stock Market, LLC

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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2018, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was $775,510,970 based on the closing sale price on such date as reported on the NASDAQ.

Number of shares of Common Stock, no par value, outstanding as of February 1, 2019 was 12,060,120, including 99,476 common stock equivalent shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Document is Incorporated

Definitive Proxy Statement, to be filed on or about March 29, 2019, for Annual Meeting of Shareholders to be held on May 9, 2019.	Part III

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

PART I

ITEM 1.  BUSINESS

The Company

The Registrant, Connecticut Water Service, Inc. (referred to as “the Company”, “we”, “us”, or “our”) was incorporated in 1974, with The Connecticut Water Company (“Connecticut Water”) as its largest subsidiary which was organized in 1956. Connecticut Water Service, Inc. is a non-operating holding company, whose income is derived from the earnings of its six wholly-owned subsidiary companies as of December 31, 2018.  In 2018, approximately 85% of the Company’s net income, which includes the impact of merger costs, was attributable to water operations carried out within its four regulated water companies, Connecticut Water, The Heritage Village Water Company (“HVWC”), The Avon Water Company (“Avon Water”) and The Maine Water Company (“Maine Water”), together the “Regulated Companies”.  As of December 31, 2018, the Regulated Companies supplied water to 139,574 customers, representing a population of approximately 450,000, in 80 municipalities throughout Connecticut and Maine and approximately 3,000 wastewater customers in Southbury, CT.  The Regulated Companies are subject to state regulation regarding financial issues, rates, and operating issues, and to various other state and federal regulatory agencies concerning water quality and environmental standards.

In addition to its Regulated Companies, the Company owns two active unregulated companies.  In 2018, these unregulated companies, together with real estate transactions and Maine Water’s unregulated operations, contributed the remaining 15% of the Company’s net income through real estate transactions as well as services and rentals.  The two active unregulated companies are Chester Realty, Inc., a real estate company in Connecticut; and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services.

Our mission centers on passionate employees delivering life sustaining, high quality water service to families and communities while providing a fair return to our shareholders.

Our corporate headquarters are located at 93 West Main Street, Clinton, Connecticut 06413.  Our telephone number is (860) 669-8636, and our Internet address is www.ctwater.com.  The references to our website and the Securities and Exchange Commission’s (“SEC”) website are intended to be inactive textual references only, and the contents of those websites are not incorporated by reference herein and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

Additionally, information concerning the Company’s 2019 Annual Meeting Materials (2018 Annual Report and 2019 Proxy Statement) can be found under the “INVESTORS” menu, under the “Investor Resources” tab when the Annual Meeting Materials are filed with the SEC on or about March 29, 2019.

The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov. Copies of each of the Company’s SEC filings (without exhibits) and corporate governance documents mentioned above will also be mailed to investors, upon request, by contacting the Company’s Corporate Secretary, Kristen A. Johnson, at Connecticut Water, 93 West Main Street, Clinton, CT 06413.

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

The Board of Directors approved, adopted and declared advisable the Revised Merger Agreement and the Merger and recommended that the Company’s shareholders approve the Revised Merger Agreement following a comprehensive review of the transaction. The Revised Merger Agreement was approved by the Company’s shareholders on November 16, 2018.

The Merger is subject to certain customary closing conditions, including, among other things, approval of the Revised Merger Agreement by the Company’s shareholders (which was received on November 16, 2018) and regulatory approvals (including the approval of the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”)). The required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (the “HSR Act”), was terminated early on April 27, 2018. The early termination will expire and the Company and SJW will need to re-file the necessary notifications under the HSR Act if the Merger is not consummated by April 27, 2019. On October 15, 2018, the Federal Communications Commission (“FCC”) consented to the joint application for transfer of control filed by the Company and SJW on October 4, 2018 and amended on October 12, 2018, and no further clearance from the FCC is required.

On May 4, 2018, Maine Water filed with MPUC an application for approval of the Merger. On May 7, 2018, the Company and SJW filed with PURA a joint application for approval of the Merger. Following the start on May 31, 2018 of a 45-day go-shop process permitted by the First Amended and Restated Merger Agreement, the Company and SJW withdrew their joint PURA application on June 19, 2018, and filed a new joint application on July 18, 2018 following the end of the go-shop process. On January 9, 2019, the Company and SJW withdrew their current application before PURA and announced that they were continuing to evaluate their regulatory approach, including the possibility of submitting a new application to PURA in connection with the Merger. On January 23, 2019, Maine Water voluntarily requested to withdraw its application before MPUC, aligning the Maine regulatory process with the regulatory process in Connecticut. After a thorough review conducted by the management and boards of the Company and SJW, and with the support of their respective Connecticut regulatory counsel, the Company disclosed on February 21, 2019 that the companies decided to file new applications with PURA and MPUC which are intended to address PURA’s concerns. The Company and SJW expect that the new applications will be filed during the second quarter of 2019. PURA must make a ruling on the merger within 120 days after the filing of an application, unless the Company and SJW agree to an extension of the 120-day timeframe. MPUC must make a ruling on the merger within 60 days after the filing of an application, unless it determines that the necessary investigation cannot be concluded within 60 days, in which event it can extend the review period for up to an additional 120 days.

On July 20, 2018, the California Public Utilities Commission (“CPUC”) formally issued an Order Instituting Investigation (the “Order”) providing that CPUC will investigate whether the Merger is subject to CPUC approval and the Merger’s anticipated impacts within California. CPUC held a public participation hearing on January 31, 2019 in connection with the Order.

Our Regulated Companies

Our Regulated Companies are subject to seasonal fluctuations and weather variations.  The demand for water is generally greater during the warmer months than the cooler months due to customers’ incremental water consumption related to cooling systems and various outdoor uses such as private and public swimming pools and lawn sprinklers.  Demand will vary with rainfall and temperature levels from year to year and season to season, particularly during the warmer months. The financial risk associated with changes in demand was mitigated in the State of Connecticut due to the adoption of the Water Revenue Adjustment (“WRA”) by Connecticut Water in 2013 and by HVWC in 2015. Currently, Avon Water does not utilize the WRA.

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

Regulatory Matters

The rates we charge our water and wastewater customers in Connecticut and Maine are established under the jurisdiction of and are approved by PURA and MPUC, respectively.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  The Regulated Companies’ allowed returns on equity and allowed returns on rate base are as follows:

As of December 31, 2018	Allowed Return on Equity	Allowed Return on Rate Base
Connecticut Water	9.75%	7.32%
HVWC (blended water and wastewater rates)	10.10%	7.19%
Avon Water	10.00%	7.79%
Maine Water	9.50%	7.96%

The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Each of Connecticut Water, HVWC, Avon Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain costs associated with approved capital projects in between full rate cases, as well as approved surcharges for the WRA, in Connecticut, as discussed in more detail below. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of December 31, 2018, however, HVWC, as authorized by PURA, began to utilize the WRA as of May 1, 2015.

On January 3, 2018, PURA reopened the most recent rate case decisions for the Company’s Connecticut Regulated Companies to determine what, if any, adjustments to rates are appropriate to account for revisions to tax laws, including corporate tax rates, contained in the Federal Tax Cuts and Jobs Act (“Tax Act”). On January 23, 2019, PURA issued a decision that determined the appropriate accounting and rate treatments for the reduction in the Federal Corporate Income Tax rate from 35 to 21 percent. The reduction in the Federal Corporate Income Tax impacts two specific areas of corporate income tax that the regulated water utilities must account for: a) the income tax expense included in rates charged to customers; and b), the Excess Accumulated Deferred Income Tax (“EADIT”) liability accrued on the regulated utilities books.

PURA has directed regulated water companies, including Avon and HVWC, to create a regulatory liability as of January 1, 2018 to account for the reduced Federal Corporate Income Tax expense and defer treatment until the companies file their next general rate cases, at which point the companies will propose a method to return the regulatory liability to customers. During the year ended December 31, 2018, Avon and HVWC recorded regulatory liabilities in the amounts of $154,000 and $89,000, respectively, in anticipation of the final decision. Additionally, PURA directed Avon and HVWC, to establish a liability account for the EADIT from January 1, 2018, going forward, which will also be returned to customers commencing with the companies’ next rate cases. As discussed below, Connecticut Water has entered into a settlement agreement with the Connecticut Office of Consumer Counsel (“OCC”), which was approved by PURA, which covers treatment of the Tax Act.

On January 11, 2018, the MPUC issued a notice of investigation to determine the impact of the Tax Act on Maine Water. The investigation will allow the MPUC to determine what, if any, adjustments to rates are appropriate to account for revisions to tax laws, including corporate tax rates contained in the Tax Act. In addition to determining the impact of the Tax Act, the MPUC will consider whether to issue an accounting order to establish a regulatory liability as of January 1, 2018 to account for the reduced Federal Corporate Income Tax expense and defer treatment until the divisions file their next general rate case, at which point each division will propose a method to return the regulatory liability to customers. Following discovery, technical conferences were held on April 19, 2018, July 17, 2018, and October 15, 2018. A settlement conference was held on December 6, 2018. The Company expects to reach a settlement with the MPUC in the first quarter of 2019. During the year ended December 31, 2018, Maine Water recorded a regulatory liability in the amount of $167,000, in anticipation of a settlement.

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

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was 0.00%, 9.81% and 7.13% above base rates at December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018 and 2017, Avon Water’s WICA surcharge was 9.31% and 8.09%. As of December 31, 2018, HVWC has not filed for a WICA surcharge. On December 27, 2018, PURA issued a final decision authorizing Connecticut Water to implement a 2.15% WICA surcharge on customers’ bills effective January 1, 2019, representing approximately $19.5 million in WICA related projects.

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

2.	Connecticut Water agrees it will not file for a general increase of Connecticut Water’s base rates unless those rates are to be effective on or after January 1, 2020;

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

On August 15, 2018, PURA issued a final decision that accepted the conditions of a revised settlement agreement. The primary facets of the revised settlement agreement were the revenue requirements associated with the Rockville Water Treatment Plant, discussed above, and the folding of previously approved WICA surcharges into base rates, which reset Connecticut Water’s WICA to zero and resolution of the Company’s obligations related to the Tax Act. New rates were effective as of April 1, 2018.

Since 2013, Connecticut law has authorized a Water Revenue Adjustment (“WRA”) to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings. A similar WICA reconciliation adjustment mechanism allows the Connecticut water utilities that have WICA to be made whole, and not more than whole for their allowed WICA revenues during a calendar year. Additionally, projects eligible for WICA surcharges were expanded to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

Connecticut Water and HVWC’s allowed revenues for the year ended December 31, 2018, as approved by PURA during each company’s last general rate case and including subsequently approved WICA surcharges, were approximately $88.9 million. Through normal billing for the year ended December 31, 2018 operating revenue for Connecticut Water and HVWC would have been approximately $80.7 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $8.2 million in additional revenue for the year ended December 31, 2018, which reflects increased allowed revenues, effective April 1, 2018, resulting from the application of the rate settlement approved by PURA during 2018. During the years ended December 31, 2017 and 2016, Connecticut Water recorded $4.3 million and $1.1 million, respectively, in additional revenue related to the WRA. Avon Water does not currently use the WRA mechanism.

Maine Rates
In Maine, the overall, approved cumulative Water Infrastructure Charge (“WISC”) for all of Maine Water’s divisions was 6.8%, 5.6% and 4.7% above base rates as of December 31, 2018, 2017, and 2016, respectively. The WISC rates for the Biddeford and Saco division were reset to zero with the approval of the general rate increase discussed below. In January 2019, Maine Water filed six additional WISC applications which have been approved by the MPUC. These six new filings will add approximately $369,000 in annualized revenues.

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

A water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015.  Maine Water is currently precluded from seeking new rates in the Biddeford and Saco division due to provisions in the settlement agreement with the MPUC.  Maine’s rate-adjustment mechanism could provide revenue stabilization in divisions with declining water consumption and Maine Water expects to request usage of this mechanism in future rate filings when consumption trends support its use.

Maine Water Land Sale
On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,400 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million. The land had a book value of approximately $600,000 at December 31, 2018 and December 31, 2017 and is included in “Other Property and Investments” and “Utility Plant”, respectively, on the Company’s Consolidated Balance Sheets. The easements and purchase prices are as follows:

1. Ragged Mountain Mirror Lake Conservation Easement: $1,875,000; and
2. Grassy Pond Conservation Easement: $600,000.

The first transaction regarding Mirror Lake was completed on September 27, 2018. As a result of the transaction, Maine Water has recognized $435,000 in net income in the period and has recorded a regulatory liability of $435,000 that will be refunded to customers over a one-year period, beginning January, 2019. In addition to the net income recorded as a result of the transaction, the Company recorded a $100,000 deferred income tax benefit due to the timing difference related to the cash refund to customers. The total net income benefit recorded by the Company for this transaction was $535,000 presented as $625,000 in gain on real estate transactions offset by $90,000 of donation deduction in the Other line item. Maine Water also made a $250,000 contribution to the Land Trust at the closing.

The second transaction regarding Grassy pond is scheduled to close on or before December 31, 2019. The second transaction is structured such that Maine Water will sell a conservation easement valued at $1,200,000 for $600,000. Accordingly, Maine Water expects to claim a $600,000 charitable deduction on the bargain sale. Similarly to the first transaction, net proceeds from the second transaction will be shared equally between the customers of the Camden Rockland division and Maine Water.

Our Water Systems

As of December 31, 2018, our water infrastructure consisted of 77 noncontiguous water systems in the States of Connecticut and Maine.  Our system, in total, consists of approximately 2,300 miles of water main and reservoir storage capacity of 9.4 billion gallons.  The safe, dependable yield from our 249 active wells and 25 surface water supplies is approximately 185 million gallons per day.  Water sources vary among the individual systems, but overall approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells.

For the year-ended December 31, 2018, our Regulated Companies’ 139,574 customers consumed approximately 10.1 billion gallons of water, generating $116,665,000 in operating revenues.  We supply water, and in most cases, fire protection to all or portions of 80 towns throughout Connecticut and Maine.

The following table breaks down the above total figures by customer class as of December 31, 2018, 2017, and 2016:

	2018	2017	2016
Customers:
Residential	119,390	118,493	111,494
Commercial	9,358	9,386	8,626
Industrial	530	536	479
Public Authority	1,070	1,072	948
Fire Protection	3,250	3,178	2,876
Other water customers (including non-metered accounts)	2,964	2,980	545
Wastewater	3,012	3,012	—
Total	139,574	138,657	124,968
Water Revenues (in thousands):
Residential	$69,134	$62,831	$59,884
Commercial	15,123	13,676	12,250
Industrial	3,395	3,196	3,176
Public Authority	3,917	3,845	3,510
Fire Protection	21,731	20,235	18,486
Other (including non-metered accounts)	3,365	3,271	1,361
Total	$116,665	$107,054	$98,667
Customer Water Consumption (millions of gallons):
Residential	6,678	6,408	6,583
Commercial	2,126	2,026	1,954
Industrial	729	711	724
Public Authority	536	575	539
Total	10,069	9,720	9,800

The Regulated Companies own various small, discrete parcels of land that are no longer required for water supply purposes.  At December 31, 2018, this land totaled over 600 acres.  Over the past several years, we have been disposing of these land parcels through sales and/or donations, primarily to towns and municipalities. For more information, please refer to Segments of Our Business below.

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

Employees

As of December 31, 2018, we employed a total of 297 people.  Our employees are not covered by collective bargaining agreements.

Executive Officers of the Registrant

The following is a list of the executive officers of the Company as of February 28, 2019:

Name	Age in 2019*	Offices	Period Held or Prior Position	Term of Office Expires
D. C. Benoit	61	President and Chief Executive Officer	Held current position or other executive position with the Company since April 1996	2019 Annual Meeting
R. J. Doffek	56	Chief Financial Officer, Treasurer and Controller	Held current position or other finance position with the Company since November 2015	2019 Annual Meeting
C. J. Patla	51	Vice President – Service Delivery	Held current position or other engineering position with the Company since June 1990	2019 Annual Meeting
M. P. Westbrook	60	Vice President – Customer and Regulatory Affairs	Held current position or other management position with the Company since September 1988	2019 Annual Meeting
K. A. Johnson	52	Vice President – Human Resources and Corporate Secretary	Held current position or other human resources position with the Company since May 2007	2019 Annual Meeting
R. L. Knowlton	60	Division President – The Maine Water Company	Vice President of Operations of The Maine Water Company (and its predecessor companies) since 1993	2019 Annual Meeting

* - Age shown is as of filing date of February 28, 2019.

For further information regarding the executive officers see the Company’s Proxy Statement to be filed on or about March 29, 2019.

Segments of Our Business

For management and financial reporting purposes we divide our business into three segments: Water Operations (our Regulated Companies), Real Estate Transactions (through either our regulated or unregulated companies), and Services and Rentals (our unregulated companies and certain unregulated transactions within Maine Water).

Water Operations – The Water Operations segment is comprised of our core regulated water operations to supply public drinking water and provide wastewater services to our customers.  This segment encompasses all transactions of our Regulated Companies with the exception of certain real estate transactions, including costs associated with acquisitions of Regulated Companies. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 15, “Segment Reporting” in the Company’s “Notes to the Consolidated Financial Statements”.

Real Estate Transactions – Our Real Estate Transactions segment involves the sale or donation for income tax benefits of our real estate holdings.  These transactions can be effected by any of our subsidiary companies.  Through land donations and sales in previous years, the Company earned tax credits to use in future years.  The Company is limited by time and the amount of taxable income when using these credits.  For the year ended December 31, 2016, the Company sold a small parcel of land and adjusted previously adjusted tax reserves related to previously completed land sales/donations resulting in a loss of $54,000. During 2017, the Company sold small parcels of land in Connecticut and Maine. These transactions generated $33,000 in net income in the Real Estate segment. During the year ended December 31, 2018, the Company completed the first phase of the previously discussed sale of conservation easement in Maine. Net income from the Real Estate Transactions segment is shown net in the “Other Income (Deductions), Net of Taxes” portion of the Company’s Consolidated Statements of Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 15, “Segment Reporting” in the Company’s “Notes to the Consolidated Financial Statements”.

A breakdown of the net income of this segment between our regulated and unregulated companies for the past three years is as follows:

	Income (Loss) from Real Estate Transactions
	Regulated	Unregulated	Total
2018	$629,000	$—	$629,000
2017	$33,000	$—	$33,000
2016	$(54,000)	$—	$(54,000)

Services and Rentals – Our Services and Rentals segment provides contracted services to water utilities and other clients and also leases certain of our properties to third parties through our unregulated companies in the State of Connecticut and through Maine Water in the State of Maine.  The types of services provided include contract operations of water facilities and Linebacker®, our service line protection plan for public drinking water customers.  Our lease and rental income comes primarily from the renting of residential and commercial property. Net income from the Services and Rentals segment is shown net in the “Other Income (Deductions), Net of Taxes” portion of the Company’s “Consolidated Statements of Income”. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 15, “Segment Reporting” in the Company’s “Notes to the Consolidated Financial Statements”.

Linebacker is an optional service line protection program offered by the Company to eligible residential customers through NEWUS in Connecticut and Maine Water in Maine covering the cost of repairs for leaking or broken water service lines which provide drinking water to a customer’s home.  For customers who enroll in this program, the Company will repair or replace a leaking or broken water service line, curb box, curb box cover, meter pit, meter pit cover, meter pit valve plus in-home water main shut off valve before the meter.  This was the sixth year that NEWUS has successfully offered expanded coverage to Connecticut Water customers for failure of in-home plumbing, sewer and septic drainage lines and implemented modified terms and conditions with limitations on certain coverages. As of December 31, 2018, NEWUS had approximately 20,000 customers enrolled in its Linebacker protection program and over 35% were enrolled in one of our expanded coverage plans. Depending on the coverage selected, Linebacker prices range between $88 to $190, effective March 1, 2018. Maine Water offers basic service line protection under Linebacker to its customers at a rate of $85. As of December 31, 2018, Maine Water had approximately 2,500 customers enrolled in Linebacker.

Some of the services listed above have limited competition. However, the Company has seen competitors in the service line protection business begin to market to Connecticut Water and Maine Water customers. Additionally, there can be considerable competition for contract operations of large water facilities and systems. The Company sought to develop a niche market by attaching our name to service line protection plans and by seeking to serve smaller facilities and systems in our service areas where there is less competition.  The Services and Rentals segment has provided between 5-11% of our overall net income in 2018, 2017, and 2016.  Net income generated by this segment of our business was $1,807,000, $1,167,000 and $1,219,000 for the years 2018, 2017, and 2016, respectively.

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

As previously discussed, on August 5, 2018, the Company entered into the Revised Merger Agreement with SJW and Merger Sub, a direct wholly owned subsidiary of SJW. Pursuant to the Revised Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of SJW. Subject to the terms and conditions of the Revised Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock (other than certain cancelled shares) will be automatically converted into the right to receive an amount in cash equal to $70.00 per share, payable without interest. The Revised Merger Agreement was approved by the Company’s shareholders on November 16, 2018. The Merger is subject to the satisfaction of a number of additional conditions beyond our control, including regulatory approvals (including, without limitation, the approval of PURA and MPUC) and other customary closing conditions. The conditions to the Merger could prevent or delay the completion of the Merger. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion.

On December 3, 2018, PURA issued a proposed decision that would deny approval of the Merger. On January 4, 2019, PURA denied the Company and SJW’s joint motion, filed on December 14, 2018, requesting that PURA reopen the record and grant an extension to admit substantial new evidence. On January 9, 2019, the Company and SJW withdrew their current application before PURA and announced that they were continuing to evaluate their regulatory approach, including the possibility of submitting a new application to PURA in connection with the Merger. On January 23, 2019, Maine Water voluntarily requested to withdraw its application before MPUC, aligning the Maine regulatory process with the regulatory process in Connecticut. After a thorough review conducted by the management and boards of the Company and SJW, and with the support of their respective Connecticut regulatory counsel, the Company disclosed on February 21, 2019 that the companies decided to file new applications with PURA and MPUC which are intended to address PURA’s concerns. The Company and SJW expect that the new applications will be filed during the second quarter of 2019. There can be no assurance that PURA and MPUC will approve any new applications submitted in connection with the Merger in Connecticut and Maine, respectively, on a timely basis or at all. In addition, CPUC previously instituted an investigation into whether the Merger is subject to its approval and the Merger’s anticipated impacts in California. There can be no assurance that CPUC will determine that its prior authorization is not required for the Merger.

The efforts and costs to satisfy the closing conditions of the Merger, including the regulatory approval process, may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition.

There also is no assurance that the Merger and the other transactions contemplated by the Revised Merger Agreement will occur on the terms and timeline currently contemplated or at all. When the parties entered into the Revised Merger Agreement on August 5, 2018, they expected the closing of the Merger to occur during the first quarter of 2019. In light of recent regulatory developments, including the decision of the Company and SJW to withdraw their prior joint PURA application and Maine Water’s MPUC application in January 2019 and the subsequent decision of the Company and SJW to file new applications with PURA and MPUC during the second quarter of 2019, the closing of the Merger will be delayed. PURA must make a ruling on the merger within 120 days after the filing of an application, unless the Company and SJW agree to an extension of the 120-day timeframe. MPUC must make a ruling on the merger within 60 days after the filing of an application, unless it determines that the necessary investigation cannot be concluded within 60 days, in which event it can extend the review period for up to an additional 120 days.

The Revised Merger Agreement also contains certain customary termination rights, including the right of each of the Company and SJW to terminate the Revised Merger Agreement if the Merger is not consummated by May 5, 2019, subject to two automatic three-month extensions up to November 5, 2019 if needed to satisfy the regulatory approvals. In addition, SJW may fail to obtain the necessary funds to complete the Merger. If the proposed Merger is not completed or the Revised Merger Agreement is terminated, the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Revised Merger Agreement will be consummated without further delays, which could have a material adverse effect on our business, results of operations and financial condition.

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

Uncertainty about the pendency of the Merger and the effect of the Merger on employees, customers, vendors, communities and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers, vendors and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations, financial condition and market price of our common stock. In addition, the Revised Merger Agreement restricts us from taking certain actions without SJW’s consent while the Merger is pending, and these restrictions have been in place since the Original Merger Agreement was executed on March 14, 2018. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, buying or selling assets, making certain capital expenditures, refinancing or incurring additional indebtedness, entering into transactions, or making other changes to our business prior to consummation of the Merger or termination of the Revised Merger Agreement. These restrictions and uncertainties could have a material adverse effect on our business, results of operations and financial condition.

We are subject to lawsuits relating to the Merger, which may impact the timing of the closing of the Merger and adversely impact our business.

On June 14, 2018, two nearly identical putative class action complaints were filed against the members of the Board of Directors, SJW and Mr. Eric W. Thornburg (the chief executive officer and president of SJW) on behalf of the Company’s shareholders in the Connecticut Superior Court in the Judicial District of Middlesex under the captions Dunn v. Benoit, et al., Case No. MMX-CV18-6021536-S (Conn. Super. Ct.) and Tillotson v. Benoit, et al., Case No. MMX-CV18-6021537-S (Conn. Super. Ct.), respectively. The complaints, as amended on September 18, 2018 and September 20 2018, respectively, allege, among other things, that (i) the members of the Board of Directors breached their fiduciary duties owed to the Company’s shareholders in connection with negotiating the Merger, (ii) the Company’s preliminary proxy statement, filed with the Securities and Exchange Commission on August 20, 2018 in respect of the special meeting of the Company’s shareholders held on November 16, 2018 in connection with the Merger, omits certain material information and (iii) SJW and Mr. Thornburg aided and abetted the alleged breaches by the Board of Directors. Among other remedies, the action seeks to recover rescissory and other damages and attorneys’ fees and costs. The parties to these actions entered into an agreement in principle to settle and release all claims that were or could have been alleged by the plaintiffs in those actions. On November 20, 2018, the plaintiffs in these two actions filed motions seeking an award of attorneys’ fees of $1.5 million, which the Company intends to oppose.

On October 5, 2018, a putative class action complaint and a direct action complaint were filed against the Company and the members of the Board of Directors in the United States District Court for the District of Connecticut under the captions Paskowitz v. Connecticut Water Service, et al., Case No. 3:18-cv-01663 (D. Conn.) and Assad v. Connecticut Water Service, et al., Case No. 3:18-cv-01664 (D. Conn.), respectively. The nearly identical complaints allege that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 by causing certain supposed misstatements or omissions to be included in the October 2, 2018 definitive proxy statement filed with the Securities and Exchange Commission in respect of the special meeting of the Company’s shareholders held on November 16, 2018 in connection with the Merger. Among other remedies, the actions seek to recover rescissory and other damages and attorneys’ fees and costs. The parties to these actions entered into an agreement in principle to settle and release all claims that were or could have been alleged by the plaintiffs in those actions.

The Company and our directors and officers may be subject to further lawsuits relating to the Merger, including, among other things, in relation to the change from stock consideration in the Original Merger Agreement and First Amended and Restated

Merger Agreement to cash consideration in the Revised Merger Agreement. Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order preventing or otherwise prohibiting the consummation of the Merger shall have been issued by any court. Consequently, if any lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.

Actions taken by parties who oppose the Merger could negatively impact the completion and timing of the proposed transaction and cause disruption and expense for the Company.

On April 5, 2018, the Company received an unsolicited proposal from Eversource Energy regarding the acquisition of all of the outstanding shares of our common stock, which the Company determined was neither a superior proposal nor reasonably likely to lead to a superior proposal. Additionally, Eversource Energy filed a preliminary proxy statement to solicit proxies in opposition to the Merger, issued multiple press releases in support of its proposal and in opposition to the Merger, and has intervened in the PURA and MPUC proceedings related to the Merger. It is unclear what additional actions Eversource Energy may take to further express its opposition to the Merger. Even if ultimately unsuccessful, actions taken by Eversource Energy or other third parties, including intervention in our regulatory proceedings, could disrupt the Company’s business, cause the Company to incur substantial additional expense, and negatively impact the ability of the Company to consummate the Merger and the expected timing of the consummation of the Merger.

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

As of December 31, 2018, we had approximately $257.5 million in long-term debt outstanding.  Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance.  Our performance is affected by many factors, some of which are beyond our control.  We believe that our cash generated from operations, and, if necessary, borrowing under our existing and planned credit facilities, will be sufficient to enable us to make our debt payments as they become due.  If, however, we do not generate sufficient cash, we may be required to refinance our obligations or sell additional equity, which may be on terms that are not as favorable to the Company as current terms.

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

During certain periods of the United States credit and liquidity crisis of 2008-2009, the volatility and disruption in the credit and banking markets reached unprecedented levels.  In many cases, the markets contained limited credit capacity for certain issuers, and lenders had requested shorter terms.  The market for new debt financing was limited and in some cases not available at all.  In addition, the markets had increased the uncertainty that lenders will be able to comply with their previous commitments.  The Company noted improvements that continued through 2018.  If significant market disruption and volatility return, the Company may not be able to refinance our existing debt when it comes due, draw upon our existing lines of credit or incur additional debt, which may require us to seek other funding sources to meet our liquidity needs or to fund our capital expenditures budget.  We cannot assure you that we will be able to obtain debt or other financing on reasonable terms, or at all.

Failure to maintain our existing credit ratings could affect our cost of funds and related margins and liquidity position.

Since 2003, Standard & Poor’s Ratings Services (“S&P”) has rated our outstanding debt and has given credit ratings to us and our largest subsidiary The Connecticut Water Company.  Their evaluations are based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting.  In January 2019, Standard & Poor’s Rating Services (“S&P”) reduced its ‘A’ corporate credit rating on the Company to ‘A-’ based on S&P’s uncertainty surrounding the Company's potential merger with SJW, including the increased likelihood that the pending transaction may not close as expected. Also, contributing to the revised rating was the Company’s elevated capital spending, regulatory lag and temporarily increased merger costs and the impact these factors are expected to have on certain financial measures. Additionally, S&P revised the Company’s ratings outlook to stable from negative due to their view that the Company will continue to effectively manage regulatory risk in key jurisdictions, including in Connecticut and in Maine.

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

Water utilities, including our Regulated Companies, have a large consumer customer base and as a result are exposed to public criticism regarding, among other things, the reliability of their water services, the quality of water provided, and the timeliness and accuracy of bills that are provided for such services. Adverse publicity and negative consumer sentiment may render legislatures and other governing bodies, the MPUC, PURA and other regulatory authorities, and government officials less likely to view companies such the Company and its Regulated Companies in a favorable light, and may cause the Company and its Regulated Companies to be susceptible to less favorable legislative and regulatory outcomes, as well as increased regulatory oversight and more stringent regulatory requirements. Unfavorable regulatory outcomes may include the enactment of more stringent laws and regulations governing our operations, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing could have a material negative impact on the Company and each of our regulated companies’ business, financial condition, results of operations and cash flows.

Our inability to comply with debt covenants under our credit facilities could result in prepayment obligations.

We are obligated to comply with debt covenants under our loan and debt agreements.  Failure to comply with covenants under our credit facilities could result in an event of default, which if not timely cured or waived, could result in us being required to repay or finance these borrowings before their due date, could limit future borrowings, and result in cross default issues and increase our borrowing costs.  The covenants are normal and customary in bank and loan agreements.  The Company and its subsidiaries were in compliance with all covenants at December 31, 2018.

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

In December 2011, regulations concerning the flow of water in Connecticut’s rivers and streams were adopted.  As promulgated, the regulations require that certain downstream releases be made from seven of Connecticut Water’s eighteen active reservoirs no later than ten years following the adoption of stream classifications by the Department of Energy and Environmental Protection (“DEEP”).  Currently, downstream releases are made at two locations.  No groundwater supply wells are affected by the regulations.

DEEP has finalized stream classifications in three areas of the state where Connecticut Water maintains and operates sources of supply.  Other areas of the state, including areas where Connecticut Water operates, remain to be classified.  The Company remains engaged in the process in order to minimize impact to our available water supply.  Although modified from prior versions, the regulations still have the potential to lower our safe yield, raise our capital and operating expenses and adversely affect our revenues and earnings.  Because they affect only a subset of the Company’s supplies and allow for releases to be scaled back in response to drought events, the overall impact is anticipated to be manageable.  Costs associated with the regulations may be recovered in the form of higher rates.  Although there can be no assurance PURA would approve rate increases to enable us to recover all such costs, legislation passed in 2013 allows for a WICA surcharge to recover capital improvement costs necessary to achieve compliance with the regulations.

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

A trend of declining per customer residential water usage has been observed for the last several years, which we attribute to increased water conservation, including the use of more efficient household fixtures and appliances among residential users.  While Connecticut Water and HVWC utilize the water revenue adjustment mechanism, our regulated businesses in Maine and at Avon Water are heavily dependent on revenue generated from rates we charge to our residential customers for the volume of water they use.  The rate we charge for our water is regulated by the MPUC in Maine and PURA in Connecticut and we may not unilaterally adjust our rates to reflect changes in demand.  Declining volume of residential water usage may have a negative impact on our operating revenues in the future if regulators do not reflect any usage declines in the rate setting design process. While Maine Water and Avon Water have legislative authorization to utilize the water revenue adjustment mechanism to mitigate this risk, these companies continue to evaluate the proper timing to seek the required approval of regulatory agencies to implement the mechanism.

Potential regulatory changes, drought conditions or other climate change related impacts may impede our ability to serve our current and future customers’ demand for water and our financial results.

We depend on an adequate water supply to meet the present and future demands of our customers.  Changes in regulatory requirements could affect our ability to utilize existing supplies and/or secure new sources, as required.  Insufficient supplies or an interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Drought conditions or other climate change related impacts could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers. An interruption in our water supply could have a material adverse effect on our financial condition and results of operations.  Moreover, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions, which may adversely affect our revenues and earnings at Maine Water. Persistent dry weather and continued drought conditions in 2016 in the State of Connecticut prompted Connecticut Water to join other major water utilities in the state and request that all customers voluntarily reduce their water usage by 10% in July 2016 in an effort to extend the availability of existing supplies and to support the rivers and streams in the state. While supplies in our reservoirs were lower than normal, Connecticut Water also has groundwater sources in nearly all of its water systems that provide operational flexibility so we are not solely dependent on our reservoirs for water supply. Connecticut Water encouraged all customers to reduce their water usage by 10% and, in October 2016, began asking customers in the shoreline communities of Guilford, Madison, Clinton, Westbrook and Old Saybrook to reduce their water usage by 15%. On April 21, 2017, the Company announced that all of our reservoirs in the State of Connecticut had returned to full capacity and that the previously announced water supply advisory has been lifted.

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

Since the implementation of those recommendations, the Company has continued to evaluate its cyber security strengths and vulnerabilities on an ongoing basis. As a result, the Company has focused on the following initiatives:

•	Cyber security architecture;

•	Disaster recovery automation;

•	Data loss prevention;

•	Web security;

•	Systems controls;

•	Program awareness;

•	Mobile security;

•	Cyber training for employees;

•	Phishing campaigns;

•	Systems patch management; and

•	Supporting cyber policy for all projects or ongoing practices.

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

Our Regulated Companies distribute water through an extensive network of mains and store water in reservoirs and storage tanks located across Connecticut and Maine.  A failure of major mains, reservoirs, or tanks could result in injuries and damage to residential and/or commercial property for which we may be responsible, in whole or in part.  The failure of major mains, reservoirs or tanks may also result in the need to shut down some facilities or parts of our water distribution network in order to conduct repairs.  Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water delivery requirements prescribed by governmental regulators, including PURA and the MPUC, and adversely affect our financial condition, results of operations, cash flow, liquidity and reputation.  Any business interruption or other losses might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

Any future acquisitions we may undertake may involve risks and uncertainties.

An important element of our growth strategy is the acquisition and integration of water systems in order to move into new service areas and to broaden our current service areas.  As of December 31, 2018, our Regulated Companies serve 139,574 customers, or a population of approximately 450,000 people, in 80 municipalities throughout Connecticut and Maine.  We will be unable to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates.  It is our intent, when practical, to integrate any businesses we acquire with our existing operations.  The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management’s time and resources.  Future acquisitions by us could result in:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

At December 31, 2018, the properties of our Regulated Companies consisted of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water.  In certain cases, Connecticut Water and Maine Water are or may be a party to limited contractual arrangements for the provision of water supply from neighboring utilities.  Water mains are located, for the most part, in public streets and, in a few instances, are located on land that we own in fee simple and/or land utilized pursuant to easement right, most of which are perpetual and adequate for the purpose for which they are held. Substantially all of our treatment, storage, and distribution properties are owned by our subsidiaries, Connecticut Water, HVWC, Avon Water and Maine Water. A substantial portion of such properties owned by Maine Water are subject to liens of mortgage or indentures that secure bonds, notes and other evidences of long-term indebtedness.

The net utility plant of the Company at December 31, 2018 was solely owned by the Regulated Companies.  The “Net Utility Plant” balance as of December 31, 2018 was $739,793,000, approximately $42.1 million more than the balance of “Net Utility Plant” as of December 31, 2017, due primarily to normal plant additions and construction spending related to infrastructure improvements, including WICA and WISC projects.

Sources of water supply owned, maintained, and operated by our Regulated Companies include 25 surface water supplies and 108 well fields, as of December 31, 2018.  In addition, Connecticut Water, HVWC, Avon Water and Maine Water have agreements with various neighboring water utilities to provide water, at negotiated rates, to our water systems.  Collectively, these sources have the capacity to deliver approximately 84 million gallons of potable water daily to the 27 major operating systems. The Regulated Companies own, maintain, and operate 50 small, non-interconnected satellite and consecutive water systems that, combined, have the ability to deliver about 3.5 million gallons of additional water per day to their respective systems. For some small consecutive water systems, purchased water may comprise substantially all of the total available supply of the system.

As of December 31, 2018, the Regulated Companies own and operate 30 water filtration facilities, having a combined treatment capacity of approximately 52 million gallons per day.

As of December 31, 2018, the transmission and distribution systems of the Regulated Companies consisted of approximately 2,300 miles of main.  On that date, approximately 74% of our mains were 8 inch diameter or larger.  Substantially all new main installations are cement-lined ductile iron pipe of 8 inch diameter or larger.

We believe that our properties are maintained in good condition and in accordance with current regulations and standards of good waterworks industry practice.

ITEM 3.  LEGAL PROCEEDINGS

On June 14, 2018, two nearly identical putative class action complaints were filed against the members of the Board of Directors, SJW and Mr. Eric W. Thornburg (the chief executive officer and president of SJW) on behalf of the Company’s shareholders in the Connecticut Superior Court in the Judicial District of Middlesex under the captions Dunn v. Benoit, et al., Case No. MMX-CV18-6021536-S (Conn. Super. Ct.) and Tillotson v. Benoit, et al., Case No. MMX-CV18-6021537-S (Conn. Super. Ct.), respectively. The complaints, as amended on September 18, 2018 and September 20 2018, respectively, allege, among other things, that (i) the members of the Board of Directors breached their fiduciary duties owed to the Company’s shareholders in connection with negotiating the Merger, (ii) the Company’s preliminary proxy statement, filed with the Securities and Exchange Commission on August 20, 2018 in respect of the special meeting of its shareholders held on November 16, 2018 in connection with the Merger, omits certain material information and (iii) SJW and Mr. Thornburg aided and abetted the alleged breaches by the Board of Directors. Among other remedies, the actions seek to recover rescissory and other damages and attorneys’ fees and costs. The parties to these actions entered into an agreement in principle to settle and release all claims that were or could have been alleged by the plaintiffs in those actions. On November 20, 2018, the plaintiffs in these two actions filed motions seeking an award of attorneys’ fees of $1.5 million, which the Company intends to oppose.

On October 5, 2018, a putative class action complaint and a direct action complaint were filed against the Company and the members of the Board of Directors in the United States District Court for the District of Connecticut under the captions Paskowitz v. Connecticut Water Service, et al., Case No. 3:18-cv-01663 (D. Conn.) and Assad v. Connecticut Water Service, et al., Case No. 3:18-cv-01664 (D. Conn.), respectively. The nearly identical complaints allege that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 by causing certain supposed misstatements or omissions to be included in the October 2, 2018 definitive proxy statement filed with the Securities and Exchange Commission in respect of the special meeting of its shareholders held on November 16, 2018 in connection with the Merger. Among other remedies, the actions seek to recover rescissory and other damages and attorneys’ fees and costs. The parties to these actions entered into an agreement in principle to settle and release all claims that were or could have been alleged by the plaintiffs in those actions.

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

Not Applicable

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “CTWS”.

As of February 1, 2019, there were approximately 2,900 holders of record of our common stock.

The Company’s Annual Meeting of Shareholders is scheduled for May 9, 2019 in Madison, Connecticut.

Purchases of Equity Securities by the Company – In May 2005, the Company adopted a common stock repurchase program (“Share Repurchase Program”).  The Share Repurchase Program allows the Company to repurchase up to 10% of its outstanding common stock, at a price or prices that are deemed appropriate.  As of December 31, 2018, no shares have been repurchased. Currently, the Company has no plans to repurchase shares under the Share Repurchase Program.

Performance Graph – Set forth below is a line graph comparing the cumulative total shareholder return for each of the years 2014 – 2018 on the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies in the S&P’s 500 Index and the S&P’s 500 Utility Index.

ITEM 6.  SELECTED FINANCIAL INFORMATION

SUPPLEMENTAL INFORMATION (Unaudited)

SELECTED FINANCIAL DATA
Years Ended December 31, (thousands of dollars except per share amounts and where otherwise indicated)
	2018	2017	2016	2015	2014
CONSOLIDATED STATEMENTS OF INCOME
Operating Revenues	$116,665	$107,054	$98,667	$96,041	$94,020
Operating Expenses	$80,564	$73,649	$70,462	$69,399	$68,856
Other Utility Income, Net of Taxes	$1,078	$824	$744	$797	$833
Total Utility Operating Income	$37,179	$34,229	$28,949	$27,439	$25,997
Interest and Debt Expense	$11,124	$8,841	$6,916	$6,737	$6,515
Net Income	$16,695	$25,054	$23,387	$22,761	$21,319
Cash Common Stock Dividends Paid	$14,899	$13,882	$12,514	$11,715	$11,188
Dividend Payout Ratio	89%	55%	54%	51%	52%
Weighted Average Common Shares Outstanding	11,913,727	11,539,520	11,008,565	10,958,499	10,892,986
Basic Earnings Per Common Share from Continuing Operations	$1.40	$2.17	$2.12	$2.07	$1.95
Number of Shares Outstanding at Year End	12,054,712	12,065,016	11,248,458	11,192,882	11,124,630
ROE on Year End Common Equity	5.7%	8.5%	9.9%	10.2%	10.2%
Declared Common Dividends Per Share	$1.235	$1.175	$1.115	$1.05	$1.01
CONSOLIDATED BALANCE SHEET
Common Stockholders’ Equity	$294,136	$293,630	$236,028	$223,977	$209,451
Long-Term Debt (Consolidated, Excluding Current Maturities)	257,511	253,367	197,047	171,868	170,309
Preferred Stock	—	772	772	772	772
Total Capitalization	$551,647	$547,769	$433,847	$396,617	$380,532
Stockholders’ Equity (Includes Preferred Stock)	53%	54%	55%	57%	55%
Long-Term Debt	47%	46%	45%	43%	45%
Net Utility Plant	$739,793	$697,723	$601,396	$546,284	$506,939
Total Assets	$951,869	$898,783	$784,502	$710,715	$664,897
Book Value - Per Common Share	$24.40	$24.34	$20.98	$20.01	$18.83
OPERATING REVENUES BY REVENUE CLASS
Residential	$69,134	$62,831	$59,884	$58,439	$57,095
Commercial	15,123	13,676	12,250	11,816	11,473
Industrial	3,395	3,196	3,176	3,229	2,984
Public Authority	3,917	3,845	3,510	3,193	3,215
Fire Protection	21,731	20,235	18,486	18,016	17,757
Other (Including Non-Metered Accounts)	3,365	3,271	1,361	1,348	1,496
Total Operating Revenues	$116,665	$107,054	$98,667	$96,041	$94,020
Number of Customers (End of Year)	139,574	135,657	124,968	123,633	123,071
Billed Consumption (Millions of Gallons)	10,069	9,720	9,800	9,772	9,428
Number of Employees	297	294	266	266	265

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Executive Overview

Connecticut Water Service, Inc. (the “Company”) is a non-operating holding company, whose income is derived from the earnings of its six wholly-owned subsidiary companies, as of December 31, 2018: The Connecticut Water Company (“Connecticut Water”), The Heritage Village Water Company (“HVWC”), The Avon Water Company (“Avon Water”), The Maine Water Company (“Maine Water”), New England Water Utility Services, Inc. (“NEWUS”), and Chester Realty Company (“Chester Realty”). Connecticut Water, HVWC, Avon Water and Maine Water are our regulated water companies (together, the “Regulated Companies”).

In 2018, approximately 85% of the Company’s net income was attributable to the water operations, which includes the impact of merger costs, of the Regulated Companies, which combined had 139,574 customers throughout 80 municipalities in Connecticut and Maine, as of December 31, 2018.  The rates charged for service by Connecticut Water, HVWC and Avon Water are subject to review and approval by the Connecticut Public Utilities Regulatory Authority (“PURA”). The rates charged for service by Maine Water are subject to review and approval by the Maine Public Utilities Commission (“MPUC”).

Proposed Merger with SJW
On August 5, 2018, the Company entered into the Revised Merger Agreement with SJW and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of SJW. Subject to the terms and conditions of the Revised Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock (other than certain cancelled shares) will be automatically converted into the right to receive an amount in cash equal to $70.00 per share, payable without interest. The Revised Merger Agreement amends and restates in its entirety the First Amended and Restated Merger Agreement, dated as of May 30, 2018, which amended and restated in its entirety the Original Merger Agreement, dated as of March 14, 2018.

The Board of Directors approved, adopted and declared advisable the Revised Merger Agreement and the Merger and recommended that the Company’s shareholders approve the Revised Merger Agreement following a comprehensive review of the transaction. The Revised Merger Agreement was approved by the Company’s shareholders on November 16, 2018.

The Merger is subject to certain customary closing conditions, including, among other things, approval of the Revised Merger Agreement by the Company’s shareholders (which was received on November 16, 2018) and regulatory approvals (including the approval of PURA and MPUC). The required waiting period under the HSR Act, was terminated early on April 27, 2018. The early termination will expire and the Company and SJW will need to re-file the necessary notifications under the HSR Act if the Merger is not consummated by April 27, 2019. On October 15, 2018, the FCC consented to the joint application for transfer of control filed by the Company and SJW on October 4, 2018 and amended on October 12, 2018, and no further clearance from the FCC is required.

On May 4, 2018, Maine Water filed with MPUC an application for approval of the Merger. On May 7, 2018, the Company and SJW filed with PURA a joint application for approval of the Merger. Following the start on May 31, 2018 of a 45-day go-shop process permitted by the First Amended and Restated Merger Agreement, the Company and SJW withdrew their joint PURA application on June 19, 2018, and filed a new joint application on July 18, 2018 following the end of the go-shop process. On January 9, 2019, the Company and SJW withdrew their current application before PURA and announced that they were continuing to evaluate their regulatory approach, including the possibility of submitting a new application to PURA in connection with the Merger. On January 23, 2019, Maine Water voluntarily requested to withdraw its application before MPUC, aligning the Maine regulatory process with the regulatory process in Connecticut. After a thorough review conducted by the management and boards of the Company and SJW, and with the support of their respective Connecticut regulatory counsel, the Company disclosed on February 21, 2019 that the companies decided to file new applications with PURA and MPUC which are intended to address PURA’s concerns. The Company and SJW expect that the new applications will be filed during the second quarter of 2019. PURA must make a ruling on the merger within 120 days after the filing of an application, unless the Company and SJW agree to an extension of the 120-day timeframe. MPUC must make a ruling on the merger within 60 days after the filing of an application, unless it determines that the necessary investigation cannot be concluded within 60 days, in which event it can extend the review period for up to an additional 120 days.

On July 20, 2018, CPUC formally issued the Order providing that CPUC will investigate whether the Merger is subject to CPUC approval and the Merger’s anticipated impacts within California. CPUC held a public participation hearing on January 31, 2019 in connection with the Order.

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
Regulatory Matters and Inflation

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

Since 2013, Connecticut law has authorized a Water Revenue Adjustment (“WRA”) to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings. A similar WICA reconciliation adjustment mechanism allows the Connecticut water utilities that have WICA to be made whole, and not more than whole for their allowed WICA revenues during a calendar year. Additionally, projects eligible for WICA surcharges were expanded to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

Connecticut Water and HVWC’s allowed revenues for the year ended December 31, 2018, as approved by PURA during each company’s last general rate case and including subsequently approved WICA surcharges, were approximately $88.9 million. Through normal billing for the year ended December 31, 2018 operating revenue for Connecticut Water and HVWC would have been approximately $80.7 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $8.2 million in additional revenue for the year ended December 31, 2018, which reflects increased allowed revenues, effective April 1, 2018, resulting from the application of the rate settlement approved by PURA during 2018. During the years ended December 31, 2017 and 2016, Connecticut Water recorded $4.3 million and $1.1 million, respectively, in additional revenue related to the WRA. Currently, Avon Water does not utilize the WRA.

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

2.	Connecticut Water agrees it will not file for a general increase of Connecticut Water’s base rates unless those rates are to be effective on or after January 1, 2020;

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

On August 15, 2018, PURA issued a final decision that accepted the conditions of a revised settlement agreement. The primary facets of the revised settlement agreement were the revenue requirements associated with the Rockville Water Treatment Plant, discussed above, and the folding of previously approved WICA surcharges into base rates, which reset Connecticut Water’s WICA to zero and resolution of the Company’s obligations related to the Tax Act. New rates were effective as of April 1, 2018.

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

Since the implementation of those recommendations, the Company has continued to evaluate its cyber security strengths and vulnerabilities on an ongoing basis. As a result, the Company has focused on the following initiatives:

•	Cyber security architecture;

•	Disaster recovery automation;

•	Data loss prevention;

•	Web security;

•	Systems controls;

•	Program awareness;

•	Mobile security;

•	Cyber training for employees;

•	Phishing campaigns;

•	Systems patch management; and

•	Supporting cyber policy for all projects or ongoing practices.

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

Customers are primarily billed quarterly on a cycle basis and bills are due upon receipt. To match revenues with associated expenses, we accrue unbilled revenues for water and wastewater services delivered to customers, but not yet billed at month end, creating a contract asset.

Water Operations – Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as certain public and private fire protection customers who are billed monthly.  Most customers, except fire protection customers, are metered.  Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and are earned when water is delivered.  Public fire protection revenues are based on the length of the water main, and number of hydrants in service and are earned on a monthly basis.  Private fire protection charges are based on the diameter of the connection to the water main.  Our Regulated Companies accrue an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter, which is reflected as “Accrued Unbilled Revenues” in the accompanying balance sheets. Beginning in 2013, Connecticut Water began to record deferred revenue to represent under collection from customers based upon allowed revenues as approved by PURA. On March 31, 2017, HVWC calculated its actual revenues compared to allowed revenues dating back to May 1, 2015, for collection from customers, as allowed by a PURA order. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 15, “Segment Reporting” in the Company’s “Notes to the Consolidated Financial Statements”.

Real Estate Transactions – Revenues are recorded when a sale or other transaction has been completed and title to the real estate has been transferred. Net income from the Real Estate Transactions segment is shown net in the “Other Income (Deductions), Net of Taxes” portion of the Company’s Consolidated Statements of Net Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 15, “Segment Reporting” in the Company’s “Notes to the Consolidated Financial Statements”.

Services and Rentals – Revenues are recorded when the Company has delivered the services called for by contractual obligation. Net income from the Services and Rentals segment is shown net in the “Other Income (Deductions), Net of Taxes” portion of the Company’s Consolidated Statements of Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 15, “Segment Reporting” in the Company’s “Notes to the Consolidated Financial Statements”.

Income Taxes – The Company provides income tax expense for its utility operations in accordance with the regulatory accounting policies of the applicable jurisdictions. The Company’s income tax provision is calculated on a separate return basis. For Connecticut Water, PURA requires the flow-through method of accounting for most state tax temporary differences as well as for certain federal temporary differences. For Avon Water, PURA requires the flow-through method of accounting for most state temporary differences and normalized accounting for most federal temporary differences. PURA has allowed the flow-through method of accounting stemming from Avon Water’s adoption of the IRS’ Repair Regulations. For HVWC, PURA requires normalized accounting for federal and state temporary differences. The MPUC requires the flow-through method of accounting for most state temporary differences and normalized accounting for most federal temporary differences. In its approvals of the stipulation agreements between Maine Water and the Office of the Public Advocate, issued in 2015, the MPUC has allowed the flow-through method of accounting stemming from Maine Water’s adoption of the IRS’ Repair Regulations in all of its divisions.

The Company computes deferred tax liabilities for all temporary book-tax differences using the liability method prescribed in FASB ASC 740 “Income Taxes” (“FASB ASC 740”). Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. Deferred tax liabilities that have not been reflected in tax expense due to regulatory treatment are reflected as Unfunded Future Income Taxes, and are expected to be included in future years’ rates. During the quarter ended December 31, 2017 the Company recorded provisional impacts of the Federal Tax Cuts and Jobs Act (“Tax Act”). During the year ended

December 31, 2018 the Company, as allowed by Staff Accounting Bulletin No. 118 (SAB 118), finalized its analysis and accounting for the Tax Act. As a result, the Company re-measured Deferred Tax Assets and Liabilities to reflect the enacted legislation and recorded a Regulatory Liability of $27.4 million to capture the excess accumulated deferred income taxes for items included in rates that follow the normalized method of accounting. Unrecovered Income Taxes and Unfunded Future Income Taxes were written down by $32.3 million to reflect the reduced tax rate for items that follow the flow-through method of accounting. Pursuant to ASU 2018-02, the Company has elected to reclassify the stranded tax effects of the 2017 Tax Act from AOCI to Retained Earnings in the amount of approximately $70,000. These stranded taxes relate to post-retirement obligations of the Company. For more information on the Tax Act, please see Note 2.

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

The discount rate assumption we use to value our pension and post-retirement benefit obligations has a material impact on the amount of expense we record in a given period.  Our 2018 and 2017 pension expense was calculated using assumed discount rates of 3.60% and 4.10%, respectively. Our 2018 and 2017 post-retirement welfare expense was calculated using assumed discount rates of 3.50% and 3.95%, respectively.  In 2019, our pension and post-retirement welfare expense will be calculated using assumed discount rates of 4.25% and 4.15%, respectively.  The following table shows how much a one percent change in our assumed discount rate would have changed our reported 2018 pension and post-retirement expense:

	Increase (Decrease) in Pension Expense	Increase (Decrease) in Post-retirement Expense
1% Increase in the discount rate	$(1,618,000)	$(181,000)
1% Decrease in the discount rate	$1,949,000	$212,000

Other assumptions that affect the costs associated with our benefit plans include the assumed rate of return on plan assets and the expected rate of compensation increase.  The Company has assumed an 7.25% return on plan investments for 2018 and 2017, and a 4.00% rate of compensation increase for our pension and post-retirement welfare plans, in 2018 and 2017.  The assumed health care trend rate was 8.00% and 8.25% at December 31, 2018 and 2017, respectively. RP 2018, a mortality table issued by the Society of Actuaries in 2018, was used in determination of our pension and post-retirement benefit obligations as of December 31, 2018 and projected costs for 2019.

Goodwill – As part of the purchase of regulated water companies, the Company recorded goodwill of $66.4 million and $67.0 million as of December 31, 2018 and 2017, respectively, representing the amount of the purchase price over net book value of the assets acquired.  The decrease during 2018 is related to adjustments made to deferred taxes based on the Company’s ability to utilize net operating loss carryforwards that had valuation allowances at the acquired companies. The Company accounts for goodwill in accordance with Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“FASB ASC 350”).

As part of FASB ASC 350, the Company is required to perform an annual review of goodwill for any potential impairment, which we perform as of December 31 each year. We update the assessment between the annual testing if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As allowed under FASB ASC 350, the Company performed a qualitative analysis of its goodwill for the year ended December 31, 2018. A qualitative analysis includes a review of internal and external factors that could have an impact on a reporting unit’s fair value when compared to its carrying amount. These factors included a review of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific events, changes in reporting units and a review of the Company’s stock price. Based on these factors and other factors considered in its quantitative analysis performed in 2017, discussed below, the Company believes that it is more likely than not that the fair market value is more than the carrying value of the Water Operation Segment and therefore, no goodwill impairment was recognized in 2018 and 2017.

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

Outlook

The Company’s earnings and profitability are primarily dependent upon the sale and distribution of water. In the State of Maine and at Avon Water, the amount of water sold and distributed is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary with rainfall and temperature levels.  The Company’s earnings and profitability in future years will also depend upon a number of other factors, such as the ability to maintain our operating costs at current or lower levels, customer growth in the Company’s core regulated water utility businesses, growth in revenues attributable to non-water sales operations, availability and desirability of land no longer needed for water delivery for land sales, and the timing and adequacy of rate relief when requested, from time to time, by our Regulated Companies.

The Company believes that the factors described above and those described in detail below under the heading “Commitments and Contingencies” may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2019 and beyond.  Please also review carefully the risks and uncertainties described in Item 1A – Risk Factors and those described above under the heading “Special Note Regarding Forward Looking Statements”.

The Company expects Net Income from its Water Operations segment, excluding merger costs, to increase in 2019 over 2018 levels, primarily due to the settlement agreement between Connecticut Water and Connecticut’s OCC approved by PURA during 2018, revenue increases due to the utilization of WISC in Maine and WICA in Connecticut, continued cost containment efforts, and modest growth in its Services and Rentals segment. During 2019 and subsequent years, the ability of the Company to maintain and increase its Net Income will principally depend upon the effect on the Company of the factors described above in this “Outlook” section, those factors described in the section entitled “Commitments and Contingencies” and the risks and uncertainties described in the “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors”.

FINANCIAL CONDITION
Liquidity and Capital Resources

The Company is not aware of any demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

The Company maintains a $15.0 million line of credit agreement with CoBank, ACB, which is currently scheduled to expire on July 1, 2020.  The Company maintains an additional line of credit of $45.0 million with RBS Citizens, N.A. (“Citizens”), with an expiration date of April 25, 2021.  On December 14, 2018, the Company and Citizens agreed to increase the amount of the line of credit from $45.0 million to $75.0 million and to extend the maturity date of the Line of Credit until December 14, 2023. The Company has delivered to Citizens an Amended and Restated Promissory Note, dated December 14, 2018, evidencing the debt payable pursuant to the Line of Credit. Additionally, Avon Water maintained a $3.0 million line of credit with Northwest Community Bank, which expired on September 30, 2018, at which point it converted to other short-term debt. As of December 31, 2018 the total lines of credit available to the Company were $90.0 million.  As of December 31, 2018 and 2017, the Company had $52.6 million and $19.3 million outstanding under its lines of credit, respectively. As of December 31, 2018, the Company had $37.4 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.  As of December 31, 2018, the Company had $1.7 million in other short-term debt outstanding.

At December 31, 2018 and 2017, the weighted average interest rates on these short-term borrowings outstanding was 4.6% and 3.4%, respectively.

On January 10, 2017, Maine Water executed and delivered to CoBank a new Promissory Note and Single Advance Term Loan Supplement, dated January 10, 2017 (the “Third Promissory Note”). On the terms and subject to the conditions set forth in the Third Promissory Note issued pursuant to the Agreement, CoBank agreed to make an unsecured loan (the “Loan”) to Maine Water in the principal amount of $5,000,000 at 4.18%, due December 30, 2026. The proceeds of the Loan are being used to finance new capital expenditures and refinance existing debt owed to the Company, incurred in connection with general water system improvements.

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

On December 13, 2018, Maine Water executed and delivered to CoBank a new Promissory Note and Single Advance Term Loan Supplement, dated October 30, 2018 (the “Fourth Promissory Note”). On the terms and subject to the conditions set forth in the Fourth Promissory Note issued pursuant to the Agreement, CoBank agreed to make an unsecured loan (the “Loan”) to Maine Water in the principal amount of $8,000,000 at 5.51%, due December 30, 2043. The proceeds of the above described Loan from CoBank were used to refinance existing debt and to finance certain capital expenditures.

During the year ending December 31, 2018, the Company paid the following amounts related to Long-Term Debt: approximately $495,000 related to CTWS’s 2017 CoBank issuance; $1,123,000 related to CTWS’s Term Loan Note issued as part of the 2012 acquisition of Maine Water; approximately $1,970,000 in sinking funds related to Maine Water’s outstanding bonds; an additional $2,250,000 related to a CoBank loan to Maine Water that matured in 2018; approximately $164,000 related to HVWC’s mortgage loan; and $168,000 related to Avon Water’s mortgage loan.

Capital Budget

In 2018, the Company spent $54.5 million on capital projects.  The Company used a combination of its internally generated funds, borrowings under its lines of credit, including the increased line finalized in December 2018, and the December 2017 and December 2018 long term debt issuances by Maine Water to fund this construction budget.

The following table shows the total construction expenditures excluding non-cash contributed utility plant for each of the last three years and what we expect to invest on construction projects in 2019.

	Gross Construction Expenditures	Construction Funded by Developers & Others	Construction Funded by Company
2018	$57,495,000	$2,991,000	$54,504,000
2017	$53,796,000	$2,253,000	$51,543,000
2016	$67,887,000	$1,548,000	$66,339,000
2019 (Projected)	$85,700,000	**	$85,700,000

** – The Company cannot predict the amount of construction funded by others.

Credit Rating

In January 2019, Standard & Poor’s Rating Services (“S&P”) reduced its ‘A’ corporate credit rating on the Company to ‘A-’ based on S&P’s uncertainty surrounding the Company's potential merger with SJW, including the increased likelihood that the pending transaction may not close as expected. Also, contributing to the revised rating was the Company’s elevated capital spending, regulatory lag and temporarily increased merger costs and the impact these factors are expected to have on certain financial measures. Additionally, S&P revised the Company’s ratings outlook to stable from negative due to their view that the Company will continue to effectively manage regulatory risk in key jurisdictions, including in Connecticut and in Maine.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) to all registered shareholders, and to the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company's appointment of a new common stock transfer agent. In August 2017, the Board of Directors approved amendments to the DRIP to permit persons who are not registered shareholders of the Company to participate in the plan with a minimum purchase of $500 and to modify the monthly minimum and quarterly maximum cash purchases permitted under the plan. During the years ended December 31, 2018 and 2017, participants reinvested $1,410,000 and $1,404,000, respectively, as part of the DRIP.

Construction Expenditures

During 2018, the Company incurred approximately $57.5 million of construction expenditures, including approximately $2,991,000 funded by developers and others.  The Company financed the expenditures through internally generated funds, long-term debt issuances, proceeds from its dividend reinvestment plan, customers’ advances, contributions in aid of construction and short-term borrowings.

Our Board of Directors has approved an $85.7 million construction budget for 2019, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will fund the capital budget through a combination of its internally generated funds, borrowing under its available lines of credit and the January 2019 new debt issuance by Maine Water and other potential debt issuances in 2019.

As the Company looks forward to 2019 and 2020, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery of these costs through periodic WICA and WISC applications.  The total cost of that investment may exceed the amount of internally generated funds.  The Company expects to rely upon its internally generated funds and short-term borrowing facilities and new debt issuances over the next 12-24 months.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not use off-balance sheet arrangements such as securitization of receivables with any unconsolidated entities or other parties. The Company does not engage in trading or risk management activities and does not have material transactions involving related persons.

The following table summarizes the Company’s future contractual cash obligations as of December 31, 2018:

Payments due by Periods
(in thousands)
Contractual Obligations	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	More than 5 years
Long-Term Debt (LTD)	$265,450	$4,059	$38,313	$23,443	$199,635
Interest on LTD	127,165	10,753	20,937	17,023	78,452
Operating Lease Obligations	103	72	14	14	3
Purchase Obligations (1) (2) (3) (4)	99,182	1,867	3,640	3,766	89,909
Long-Term Compensation Agreements (5)	44,695	2,914	4,505	4,188	33,088
Total (6) (7)	$536,595	$19,665	$67,409	$48,434	$401,087

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

4.
Maine Water has an agreement with the Kennebec Water District for potable water service. The agreement was extended and became effective on November 7, 2015 for a new term of 5 years. Maine Water guarantees a minimum consumption of 63.5 million gallons of water annually. Water sales to Maine Water are billed at a flat rate per gallon plus the monthly minimum tariff rate for a 4-inch metered service.

5.
Pension and post retirement contributions cannot be reasonably estimated beyond 2023 and may be impacted by such factors as return on pension assets, changes in the number of plan participants and future salary increases.

6.
We pay refunds on Advances for Construction over a specific period of time based on operating revenues related to developer-installed water mains or as new customers are connected to and take service from such mains. After all refunds are paid, any remaining balance is transferred to Contributions in Aid of Construction. The refund amounts are not included in the above table because the refund amounts and timing are dependent upon several variables, including new customer connections, customer consumption levels and future rate increases, which cannot be accurately estimated. Portions of these refund amounts are payable annually through 2028 and amounts not paid by the contract expiration dates become non-refundable.

7.	We intend to fund these contractual obligations with cash flows from operations and liquidity sources held by or available to us.

In addition to the obligations disclosed in the contractual obligations table above, we have uncertain tax positions of $3.3 million.  Although we believe our tax positions comply with applicable law, we have made judgments as to the sustainability of each uncertain tax position based on its technical merits.  Due to the uncertainty of future cash outflows, if any, associated with our uncertain tax positions, we are unable to make a reasonable estimate of the timing or amounts that may be paid.

RESULTS OF OPERATIONS

Our Use of Non-GAAP Financial Measures

We consider Adjusted Net Income as a key business metric, which is a Non-GAAP financial measure.

We define Adjusted Net Income as Net Income excluding certain material items outside of normal business operations. For this Non-GAAP financial measure, we consider these items to be income or expenses that have not been recorded within the prior two years and are not expected to recur within the next two years. Such items include costs incurred in 2018 for the proposed merger with SJW and the completed acquisitions of HVWC and Avon Water during 2017.

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

We also urge you to review the reconciliation of this Non-GAAP financial measure included in the Results of Operations section of this Annual Report. To properly and prudently evaluate our business, we encourage you to review the Consolidated Financial Statements and related notes included elsewhere in this Annual Report and to not rely on any single financial measure to evaluate our business. In addition, because the Adjusted Net Income measure is susceptible to varying calculations, such Non-GAAP financial measures may differ from, and may therefore not be comparable to, similarly titled measures used by other companies.

Overview of 2018 Results from Operations

Net Income
Net Income for 2018 was $16,695,000, or $1.40 basic earnings per share, a decrease of $8,359,000, or $0.77 basic earnings per share, compared to 2017.  The decrease in earnings was due to lower net income in our Water Operations segment due to costs associated with the proposed merger with SJW. Changes in net income for our segments were as follows (in thousands):

Business Segment	2018 Net Income	2017 Net Income	Increase (Decrease)
Water Operations	$14,259	$23,854	$(9,595)
Real Estate	629	33	596
Services and Rentals	1,807	1,167	640
Total	$16,695	$25,054	$(8,359)

Adjusted Net Income
Adjusted Net Income for the years ended December 31, 2018 and 2017 was as follows (in follows):

	2018	2017	Increase (Decrease)
Net Income	$16,695	$25,054	$(8,359)
Merger and Acquisition Costs	10,819	392	10,427
Financing Costs	177	—	177
Adjusted Net Income	$27,691	$25,446	$2,245

Non-GAAP Adjusted Net Income for the year ended December 31, 2018 increased from the same period in the prior year by $2,245,000.

See “Our Use of Non-GAAP Financial Measures” for a discussion of our use of Non-GAAP Adjusted Net Income.

Water Operations

A breakdown of the components of the decrease in net income from Water Operations is as follows (in thousands):

	2018	2017	Increase (Decrease)
Operating Revenues	$116,665	$107,054	$9,611
Operation and Maintenance	52,006	47,130	4,876
Depreciation	18,692	16,684	2,008
Income Taxes	(2,008)	(1,993)	(15)
Taxes Other than Income Taxes	11,874	10,941	933
Other Utility Income	1,078	824	254
Merger and Acquisition Costs	(10,819)	(392)	(10,427)
Other (Deductions)	(1,442)	(2,803)	1,361
Interest and Debt Expense (net of AFUDC)	10,659	8,067	2,592
Total Net Income from Water Operations	$14,259	$23,854	$(9,595)

The decrease in net income from Water Operations for 2018 compared to 2017 was $9,595,000, or 40.2%.  As discussed above, the results in each of these periods have been negatively impacted by merger and acquisition costs and the related interest costs due to increased borrowings on our lines of credit in order to finance these costs.

Revenue from our water customers increased by $9,611,000, or 9.0%, to $116,665,000 for the year ended December 31, 2018 when compared to the same period in 2017.  The primary drivers of higher revenues were the settlement agreement reached between PURA and Connecticut Water, which increased rates effective as of April 1, 2018, and increased WISC charges in Maine. Additionally, the acquisitions of HVWC and Avon Water during 2017 contributed approximately $2,814,000 in additional revenues in 2018.

Operation and Maintenance (“O&M”) expense increased by $4,876,000, or 10.3%, during the year ended December 31, 2018 when compared to the 2017 period, primarily due to the acquisitions of HVWC and Avon Water on February 27 and July 1, respectively. HVWC and Avon Water added approximately $2,457,000 of additional O&M expense during 2018. The following table presents the components of O&M expense for the year ended December 31, 2018 and 2017, both including and excluding the impact of the HVWC and Avon Water acquisitions (in thousands):

Expense Components	2018	2017	Increase / (Decrease)	HVWC and Avon Water O&M Impact	Adjusted Increase/(Decrease)
Medical	$3,939	$2,629	$1,310	$23	$1,287
Payroll	18,254	16,941	1,313	765	548
Vehicles	2,192	1,748	444	120	324
Utility costs	4,979	4,354	625	323	302
Purchased water	1,900	1,559	341	60	281
Maintenance	4,503	3,976	527	247	280
Water treatment (including chemicals)	2,852	2,695	157	116	41
Property and liability insurance	1,831	1,661	170	143	27
Pension	1,955	1,935	20	(2)	22
Customer	1,703	1,734	(31)	28	(59)
Investor relations	638	809	(171)	—	(171)
Post-retirement medical	325	507	(182)	—	(182)
Outside services	3,763	3,793	(30)	175	(205)
Other benefits	831	1,123	(292)	63	(355)
Other	2,341	1,666	675	396	279
Total	$52,006	$47,130	$4,876	$2,457	$2,419

The changes in individual items are described below:

•
Medical costs increased in the year ending December 31, 2018 compared to the same period in 2017 primarily due to an increase in costs associated with claims filed by employees and their families and the costs associated with the administration of the Company’s medical plans;

•
Payroll costs increased primarily due to more employee time spent on capital projects in 2017 than in 2018, and therefore less time to O&M expense, and higher wages in the year ending December 31, 2018 compared to the year ending December 31, 2017;

•	Utility costs increased in the period primarily due to an increase in electrical, heating and communications costs;

•
Purchased water costs increased primarily due to an increase in the rates charged to the Company by neighboring utilities in the Unionville division of Connecticut Water during the year ending December 31, 2018;

•	Water treatment costs increased primarily due to an increase in costs associated with laboratory testing and samples collection; and

•	Property and liability insurance costs increased in 2018 over 2017 due to higher premiums on the Company’s insurance coverage stemming from growth of insurable assets.

The O&M increases detailed above were offset by the following decreases to O&M expense:

•
Investor relations decreased primarily due to a reduction costs associated with investor outreach during the year ending December 31, 2018 when compared to 2017 and costs associated with Board of Directors meetings. These decreases were partially off-set by increases in costs associated with the Company’s annual stockholder report and meeting;

•	Post-retirement medical costs decreased due to a regulatory asset established by the PURA that was fully amortized during 2017;

•	Outside services decreased primarily due a reduction in non-acquisition related legal costs during the year ending December 31, 2018; and

•
Other benefits decreased primarily due to an increase in capitalized benefits, which reduces O&M expense, partially offset by higher costs associated with certain awards granted to non-officer management employees.

The Company’s Depreciation expense increased $2,008,000, or 12.0%, when comparing 2018 to 2017, of which, approximately $528,000 is associated with depreciation at HVWC and Avon Water. The primary driver of the increase in

Depreciation expense was a higher Utility Plant balance in 2018 than in 2017 due to normal plant additions, including the upgrades to Connecticut Water’s Rockville Water Treatment Plant that was completed in 2017. The Company takes one half-year of depreciation the year plant goes into service, therefore, 2018 was the first full-year of depreciation for the Rockville Water Treatment Plant.

Total Interest and Debt Expense, net of Allowance for Funds Used During Construction (“AFUDC”) increased by $2,592,000 in the year ended December 31, 2018 when compared to 2017. Approximately $161,000 of this increase was attributable to the acquisitions of HVWC and Avon Water. The primary reason for the remainder of the increase was the higher interest costs related to new debt issued by Maine Water in 2018, increased borrowing under our lines of credit to finance merger and acquisition costs, and a full year’s worth of interest on debt issued by the Company, Connecticut Water and Maine Water throughout 2017.

Real Estate

Income from the Real Estate segment is largely dependent on the tax deductions received on donations and, or, sales of available land.  This typically occurs when utility-owned land is deemed to be unnecessary to protect water sources.  During 2018, Maine Water completed the first phase of the previously announced easement sale to the Coastal Mountains Land Trust. This transaction, in addition to minor tax transactions in Connecticut generated approximately $629,000 in net income in the Real Estate segment.

During 2017, Maine Water sold a small parcel of land and Connecticut Water sold a small property and together these transactions generated approximately $33,000 in net income.

Other

The decrease in net loss seen in the year ended December 31, 2018 in “Other” under “Other Income (Deductions), Net of Taxes” was primarily due to the impacts of the implementation of the Tax Act and the resulting treatment of previously deferred federal income taxes during 2017.

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

Water Operations

The increase in net income from Water Operations for 2017 compared to 2016 was $1,632,000, or 7.3%.  The Net Income from Water Operations for the years ended December 31, 2017 and 2016 were each impacted by non-recurring items. During the year ended December 31, 2017, the Company recorded the impact of the Federal Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. Among other provisions, the Tax Act reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. As a result, the Company remeasured deferred tax assets and liabilities and incurred expense for the remeasurement of the deferred tax assets of $1.5 million on our income tax expense related to long-term deferred tax assets during the quarter ended December 31, 2017, which impacted the Other line on the Other Income (Deductions), Net of Taxes portion of the Consolidated Statement of Income.

The Net Income from Water Operations for the year ended December 31, 2017 was impacted positively by a partial reversal of previously established tax provisions. During the year ended December 31, 2017, new information caused the Company to undertake a review of its provision recorded associated with the repair deduction. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities. During the Company’s review of the position through the quarter ended March 31, 2017, new information caused management to reassess the previously recorded provision. This reassessment resulted in the reversal of a portion of the provision related to the Maine subsidiary, in the amount of $1,164,000. During the Company’s review of the position through the quarter ended June 30, 2017, the impact of new information on Connecticut Water caused management to reassess the previously recorded provision. The reassessment resulted in the reversal of a portion of the provision in the amount of $2,445,000. During the quarter ended September 30, 2017 an additional $810,000 was reversed due to statute expiration. In the quarter ended December 31, 2017, continued analysis resulted in the reversal of a portion of the provision in the amount of $1,620,000 for a total reversal of $6,039,000 during the year ended December 31, 2017. In future years, the Company expects to add to this provision based on capital spending and also decrease the provision based on statute expirations.

During the year ended December 31, 2017, the Company reversed incorrectly recorded mark-to-market expense as an out-of-period adjustment resulting in a one-time benefit (reduction) of approximately $1.6 million in Operation and Maintenance expense.

A breakdown of the components of the increase in net income from Water Operations was as follows (in thousands):

	2017	2016	Increase (Decrease)
Operating Revenues	$107,054	$98,667	$8,387
Operation and Maintenance	47,130	43,155	$3,975
Depreciation	16,684	13,905	$2,779
Income Taxes	(1,993)	2,570	$(4,563)
Taxes Other than Income Taxes	10,941	9,796	$1,145
Other Utility Income	824	744	$80
Other (Deductions) Income (including Merger and Acquisition Costs)	(3,195)	(2,045)	$(1,150)
Interest and Debt Expense (net of AFUDC)	8,067	5,718	$2,349
Total Net Income from Water Operations	$23,854	$22,222	$1,632

Revenue from our water customers increased by $8,387,000, or 8.5%, to $107,054,000 for the year ended December 31, 2017 when compared to the same period in 2016.  The primary drivers of higher revenues were the acquisitions of HVWC and Avon Water on February 27 and July 1, respectively. These acquisitions added approximately $5,802,000 in new revenues during 2017. The remaining $2,585,000 increase was primarily attributable to increased rates in 2017 associated with recurring WICA charges in Connecticut and WISC charges in Maine.

Operation and Maintenance (“O&M”) expense increased by $3,975,000, or 9.2%, during the year ended December 31, 2017 when compared to the 2016 period, primarily due to the acquisitions of HVWC and Avon Water on February 27 and July 1, respectively. HVWC and Avon Water added approximately $2,711,000 of additional O&M expense during 2017. The following table presents the components of O&M expense for the year ended December 31, 2017 and 2016, both including and excluding the impact of the HVWC and Avon Water acquisitions (in thousands):

Expense Components	2017	2016	Increase / (Decrease)	HVWC and Avon Water O&M	Adjusted Increase/(Decrease)
Mark-to-market	$13	$(1,401)	$1,414	$—	$1,414
Outside services	3,793	3,284	509	127	382
Maintenance	3,976	3,312	664	389	275
Payroll	16,941	15,812	1,129	948	181
Subscriptions and dues	393	247	146	3	143
Property and liability insurance	1,661	1,542	119	68	51
Investor relations	809	775	34	—	34
Medical	2,629	2,597	32	39	(7)
Utility costs	4,354	3,899	455	489	(34)
Vehicles	1,748	1,793	(45)	34	(79)
Purchased water	1,559	1,675	(116)	35	(151)
Customer	1,734	1,829	(95)	96	(191)
Water treatment (including chemicals)	2,695	2,702	(7)	201	(208)
Other benefits	1,123	1,947	(824)	79	(903)
Other	3,702	3,142	560	203	357
Total	$47,130	$43,155	$3,975	$2,711	$1,264

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

•	Payroll costs increased primarily due to higher wages in the year ended December 31, 2017 compared to 2016;

•	Subscriptions and dues increased primarily due to a new training module in use by the Company in 2017 that was not fully in use in 2016; and

•	Property and liability insurance costs increased in 2017 over 2016 due to higher premiums on the Company’s insurance coverage stemming from growth of insurable assets.

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

Total Interest and Debt Expense, net of Allowance for Funds Used During Construction (“AFUDC”) increased by $2,349,000 in the year ended December 31, 2017 when compared to the same period in 2016. Approximately $307,000 of this increase is attributable to the acquisitions of HVWC and Avon Water. The primary reason for the remainder of the increase was the higher interest costs related to new debt issued by the Company, Connecticut Water and Maine Water in 2017 and a full year’s worth of interest on Connecticut Water’s 2016 issuance.

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

COMMITMENTS AND CONTINGENCIES

Water Supply – Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and remains in effect for a minimum of fifty years upon the effective date. Connecticut Water will pay RWA $75,000 per year, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement. Connecticut Water has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water agrees to purchase 283 million gallons of water annually from MDC. Connecticut Water has a 99 year lease with 19 Perry Street to obtain well water for its public water supply system. The agreement became effective in 1975 and is based on current water rates in effect each year. There is no limitation on the amount of water that can be withdrawn from the leased property. Maine Water has an agreement with the Kennebec Water District for potable water service. The agreement was extended and became effective on November 7, 2015 for a new term of 5 years. Water sales to Maine Water are billed at a flat rate per gallon plus the monthly minimum tariff rate for a 4-inch metered service. During 2018, 2017, and 2016, the Company spent $1,823,000, $1,532,000 and $1,556,000, respectively, on water purchased under these agreements. The Company’s expected payments related to these agreements for the years 2019 through 2023 will be as follows:

(in thousands)
2019	$1,867
2020	$1,846
2021	$1,794
2022	$1,853
2023	$1,913

Reviews by Taxing Authorities – On its 2012 Federal tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS temporary tangible property regulations. On its 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities. Provisions for uncertain tax positions were recorded to reflect the possible challenge of the Company’s methodology for determining its repair deduction as required by FASB ASC 740. During the quarter ended September 30, 2018, $1.3 million was reversed due to statute expiration. During the year ended December 31, 2018, in conjunction with its review of the impacts of the Tax Act, the Company reviewed its provision associated with the repair deduction. Should the IRS challenge the Company’s tax treatment, and ultimately disallow a portion of the repair deduction, the Company expects the net operating loss carryforwards to offset any resulting liability. During the year ended December 31, 2018, a portion of the provision in the amount of $980,000 was reversed to reflect the offset by the remeasured net operating loss deferred tax asset. In addition, as required by FASB ASC 740, during the year ended December 31, 2018, the Company recorded a provision of $1.0 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $4.6 million in the prior year for a cumulative total of $3.3 million.

The Company remains subject to examination by federal and state tax authorities for the 2015 through 2017 tax years. On April 26, 2017, Avon Water was notified by the IRS that its stand-alone Federal tax filing for 2015 was selected to be reviewed beginning in the second quarter of 2017. On March 20, 2018, Avon Water received a notice of adjustment from the IRS related to the Federal tax audit for the tax years ended December 31, 2015 and 2016. As a result, a reduction in net operating loss carryover of $56,000 was recorded during the year ended December 31, 2018.

Purchases of Equity Securities by the Company – In May 2005, the Company adopted a common stock repurchase program (“Share Repurchase Program”).  The Share Repurchase Program allows the Company to repurchase up to 10% of its outstanding common stock, at a price or prices that are deemed appropriate.  As of December 31, 2018, no shares have been repurchased. Currently, the Company has no plans to repurchase shares under the Share Repurchase Program.

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

Rate Relief – The rates we charge our water and waste water customers in Connecticut and Maine are established under the jurisdiction of and are approved by PURA and MPUC, respectively.  Connecticut Water’s allowed return on equity and return on rate base, effective as of December 31, 2018 were 9.75% and 7.32%, respectively. HVWC’s blended water and wastewater allowed return on equity and return on rate base, effective December 31, 2018, were 10.10% and 7.19%, respectively. Avon Water’s allowed return on equity and return on rate base, effective December 31, 2018, were 10.00% and 7.79%, respectively. Maine Water’s average allowed return on equity and return on rate base, as of December 31, 2018 were 9.50% and 7.96%, respectively.

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

Capital Expenditures – The Company has received approval from its Board of Directors to spend $85.7 million on capital expenditures in 2019, in part to fund improvements to water treatment plants and increased spending related to infrastructure improvements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary market risk faced by the Company is interest rate risk.  As of December 31, 2018, the Company had no exposure to derivative financial instruments or financial instruments with significant credit risk or off-balance-sheet risks.  In addition, the Company is not subject in any material respect to any currency or other commodity risk.

The Company maintains a $15.0 million line of credit agreement with CoBank, ACB, which is currently scheduled to expire on July 1, 2020.  The Company maintains an additional line of credit of $45.0 million with RBS Citizens, N.A. (“Citizens”), with an expiration date of April 25, 2021.  On December 14, 2018, the Company and Citizens agreed to increase the amount of the line of credit from $45.0 million to $75.0 million and to extend the maturity date of the Line of Credit until December 14, 2023. The Company has delivered to Citizens an Amended and Restated Promissory Note, dated December 14, 2018, evidencing the debt payable pursuant to the Line of Credit. Additionally, Avon Water maintained a $3.0 million line of credit with Northwest Community Bank, which expired on September 30, 2018. As of December 31, 2018 the total lines of credit available to the Company were $90.0 million.  As of December 31, 2018 and 2017, the Company had $52.6 million and $19.3 million of “Interim Bank Loans Payable”, respectively.  As of December 31, 2018, the Company had $37.4 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The “Consolidated Financial Statements” of Connecticut Water Service, Inc., and the “Notes to Consolidated Financial Statements”, together with the reports of Baker Tilly Virchow Krause, LLP independent registered public accounting firm, are included herein on pages 50 through 95.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of December 31, 2018, management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. We have used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in conducting our evaluation of the effectiveness of the internal control over financial reporting. Based on our evaluation, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.  OTHER INFORMATION

None
PART III

Pursuant to General Instruction G(3), the information called for by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed in EDGAR on or about March 29, 2019 in connection with the annual meeting to be held on May 9, 2019.  Certain information concerning the executive officers of the Company is included in Item 1 of this report.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1	Financial Statements:
			Page
		Index to Consolidated Financial Statements and Schedule	51
		Report of Independent Registered Public Accounting Firm	52
		Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016	54
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	54
		Consolidated Balance Sheets at December 31, 2018 and 2017	55
		Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	56
		Notes to Consolidated Financial Statements	57
	2	Financial Statement Schedule:
		The following schedule of the Company is included on the attached page as indicated
		Schedule II Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2018, 2017 and 2016	102

All other schedules provided for in the applicable regulations of the Securities and Exchange Commission have been omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements or notes thereto.

(b)		Exhibits
		Exhibits for Connecticut Water Service Inc., are in the Index to Exhibits	96

Exhibits heretofore filed with the Securities and Exchange Commission as indicated below are incorporated herein by reference and made a part hereof as if filed herewith.  Exhibits marked by asterisk (* or **) are being filed or furnished herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Connecticut Water Service Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Connecticut Water Service Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, and cash flows, for each of the three-year period ended December 31, 2018, and the related notes and consolidated financial statement schedule listed in Item 15(a)2 (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Wyomissing, Pennsylvania

February 28, 2019

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, (in thousands, except per share data)	2018	2017	2016
Operating Revenues	$116,665	$107,054	$98,667
Operating Expenses
Operation and Maintenance	52,006	47,130	43,155
Depreciation	18,692	16,684	13,905
Income Taxes	(2,008)	(1,993)	2,570
Taxes Other Than Income Taxes	11,874	10,941	9,796
Total Operating Expenses	80,564	72,762	69,426
Net Operating Revenues	36,101	34,292	29,241
Other Utility Income, Net of Taxes	1,078	824	744
Total Utility Operating Income	37,179	35,116	29,985
Other Income (Deductions), Net of Taxes
Gain (Loss) on Real Estate Transactions	629	33	(54)
Non-Water Sales Earnings	1,807	1,167	1,219
Allowance for Funds Used During Construction	465	774	1,198
Merger and Acquisition Costs	(10,819)	(392)	(302)
Other	(1,442)	(2,803)	(1,743)
Total Other Income (Loss), Net of Taxes	(9,360)	(1,221)	318
Interest and Debt Expenses
Interest on Long-Term Debt	10,387	9,054	7,714
Other Interest Expense (Income), Net	537	(359)	(922)
Amortization of Debt Expense and Premium, Net	200	146	124
Total Interest and Debt Expenses	11,124	8,841	6,916
Net Income	16,695	25,054	23,387
Preferred Stock Dividend Requirement	10	38	38
Total Net Income Applicable to Common Stock	$16,685	$25,016	$23,349
Weighted Average Common Shares Outstanding:
Basic	11,914	11,540	11,009
Diluted	12,065	11,762	11,228
Earnings Per Common Share:
Basic	$1.40	$2.17	$2.12
Diluted	$1.38	$2.13	$2.08
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, (in thousands)	2018	2017	2016

Net Income	$16,695	$25,054	$23,387
Other Comprehensive Income (Loss), net of tax
Adjustment to post-retirement benefit plans, net of tax benefit
(expense) of $(80), $(419), and $15 in 2018, 2017, and 2016, respectively	127	289	(24)
Unrealized Investment (loss) gain, net of tax benefit (expense) of $68,
$(13) and $(22), in 2018, 2017, and 2016, respectively	(184)	207	35
Other Comprehensive (Loss) Income, net of tax	$(57)	$496	$11
Comprehensive Income	$16,638	$25,550	$23,398

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED BALANCE SHEETS
December 31, (in thousands, except share amounts)	2018	2017
ASSETS
Utility Plant	$983,220	$927,289
Construction Work in Progress	14,765	11,761
	997,985	939,050
Accumulated Provision for Depreciation	(258,192)	(241,327)
Net Utility Plant	739,793	697,723
Other Property and Investments	11,501	10,662
Cash and Cash Equivalents	2,856	3,618
Accounts Receivable (Less Allowance, 2018 - $1,236; 2017 - $1,265)	14,169	14,965
Accrued Unbilled Revenues	10,011	8,481
Materials and Supplies, at Average Cost	1,679	1,593
Prepayments and Other Current Assets	9,796	7,021
Total Current Assets	38,511	35,678
Unrecovered Income Taxes - Regulatory Asset	75,763	66,631
Pension Benefits - Regulatory Asset	9,337	11,339
Post-Retirement Benefits Other Than Pension - Regulatory Asset	133	116
Goodwill	66,403	67,016
Deferred Charges and Other Costs	10,428	9,618
Total Regulatory and Other Long-Term Assets	162,064	154,720
Total Assets	$951,869	$898,783
CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2018 - 12,054,712; 2017 - 12,065,016	$190,433	$191,641
Retained Earnings	104,188	102,417
Accumulated Other Comprehensive Loss	(485)	(428)
Common Stockholders’ Equity	294,136	293,630
Preferred Stock	—	772
Long-Term Debt	257,511	253,367
Total Capitalization	551,647	547,769
Current Portion of Long-Term Debt	4,059	6,173
Interim Bank Loans Payable and Other Short-Term Debt	54,249	19,281
Accounts Payable and Accrued Expenses	13,782	11,319
Accrued Interest	1,531	1,439
Current Portion of Refund to Customers - Regulatory Liability	2,331	64
Other Current Liabilities	2,954	3,262
Total Current Liabilities	78,906	41,538
Advances for Construction	22,654	20,024
Deferred Federal and State Income Taxes	31,593	33,579
Unfunded Future Income Taxes	67,725	58,384
Long-Term Compensation Arrangements	31,043	32,649
Unamortized Investment Tax Credits - Regulatory Liability	1,057	1,133
Excess Accumulated Deferred Income Tax - Regulatory Liability	29,611	30,937
Refund to Customers - Regulatory Liability	534	—
Other Long-Term Liabilities	2,018	1,241
Total Long-Term Liabilities	186,235	177,947
Contributions in Aid of Construction	135,081	131,529
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$951,869	$898,783
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONNECTICUT WATER SERVICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, (in thousands)	2018	2017	2016
Operating Activities:
Net Income	$16,695	$25,054	$23,387
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Revenues	(3,701)	(3,945)	(893)
Provision for Deferred Income Taxes and Investment Tax Credits, Net	(3,157)	3,387	2,950
Allowance for Funds Used During Construction	(465)	(774)	(1,198)
Depreciation and Amortization (including $2,189 in 2018, $775 in 2017, and $732 in 2016 charged to other accounts)	20,881	17,459	13,173
(Gain) Loss on Real Estate Transactions	(629)	(33)	54
Change in Assets and Liabilities:
Increase in Accounts Receivable and Accrued Unbilled Revenues	(734)	(1,053)	(1,925)
Decrease (Increase) in Other Current Assets	(2,880)	(1,278)	338
(Increase) Decrease in Other Non-Current Items, Net	5,156	200	(2,741)
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	2,244	(2,404)	176
Total Adjustments	16,715	11,559	9,934
Net Cash and Cash Equivalents Provided by Operating Activities	33,410	36,613	33,321
Investing Activities:
Additions to Utility Plant	(57,030)	(53,022)	(66,689)
Cash portion of The Avon Water Company Acquisition	—	(6,134)	—
Proceeds on Real Estate Transactions	1,350	212	9
Cash Acquired	—	1,791	—
Release of Restricted Cash	—	—	846
Net Cash and Cash Equivalents Used in Investing Activities	(55,680)	(57,153)	(65,834)
Financing Activities:
Net Proceeds from Interim Bank Loans	54,249	19,281	32,953
Net Repayment of Interim Bank Loans	(19,281)	(35,453)	(16,085)
Repayment of Long-Term Debt	(6,170)	(5,195)	(22,772)
Proceeds from Issuance of Long-Term Debt	8,000	55,000	49,930
Proceeds from Issuance of Common Stock	1,410	1,404	1,610
Purchase of Treasury Stock	(3,525)	—	—
Redemption of Preferred Stock	(787)	—	—
Costs Incurred to Issue Long-Term Debt and Common Stock	(5)	(2)	(88)
Advances from Others for Construction	2,526	1,479	350
Cash Dividends Paid	(14,909)	(13,920)	(12,552)
Net Cash and Cash Equivalents Provided by Financing Activities	21,508	22,594	33,346
Net Increase in Cash and Cash Equivalents	(762)	2,054	833
Cash and Cash Equivalents at Beginning of Year	3,618	1,564	731
Cash and Cash Equivalents at End of Year	$2,856	$3,618	$1,564
Non-Cash Investing and Financing Activities:
Stock-for-stock acquisition of The Heritage Village Water Company	$—	$16,903	$—
Stock-for-stock acquisition of The Avon Water Company	$—	$26,949	$—
Non-Cash Contributed Utility Plant (see Note 1 for details)	$4,147	$2,741	$1,394
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$10,995	$8,445	$6,678
State and Federal Income Taxes	$445	$572	$445
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
The Heritage Village Water Company (“HVWC”)
The Avon Water Company (“Avon Water”)
Chester Realty, Inc. (“Chester Realty”)
New England Water Utility Services, Inc. (“NEWUS”)

As of December 31, 2018, Connecticut Water, Maine Water, HVWC and Avon Water were our regulated public water utility companies (collectively the “Regulated Companies”), which together served 139,574 customers in 80 towns throughout Connecticut and Maine.

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

The results for interim periods are not necessarily indicative of results to be expected for the year since the consolidated earnings are subject to seasonal factors.  Effective February 27, 2017 and July 1, 2017, the Company acquired HVWC and Avon Water, respectively, discussed further in Note 16 below.  As a result, the Company’s Consolidated Statements of Net Income, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows for the year-ended December 31, 2016 do not include HVWC or Avon Water.  The Consolidated Statements of Net Income, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows for the years-ended December 31, 2018 and 2017 do include HVWC’s and Avon Water’s results for the periods the Company owned HVWC and Avon Water. HVWC’s and Avon Water’s assets and liabilities are included in the Consolidated Balance Sheet as of December 31, 2018 and 2017.

As noted in Note 16 “Acquisitions” below, HVWC serves approximately 4,700 water customers in the Towns of Southbury, Middlebury, and Oxford, Connecticut and approximately 3,000 wastewater customers in the Town of Southbury, Connecticut. The results of the wastewater line of business are included in the Company’s Water Operations segment. Additionally, as noted in Note 16, Avon Water serves approximately 4,800 water customers in the Towns of Avon, Farmington, and Simsbury, Connecticut.

Certain prior year amounts have been restated to conform with the current presentation.

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

The Board of Directors approved, adopted and declared advisable the Revised Merger Agreement and the Merger and recommended that the Company’s shareholders approve the Revised Merger Agreement following a comprehensive review of the transaction. The Revised Merger Agreement was approved by the Company’s shareholders on November 16, 2018.

The Merger is subject to certain customary closing conditions, including, among other things, approval of the Revised Merger Agreement by the Company’s shareholders (which was received on November 16, 2018) and regulatory approvals (including the approval of the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”)). The required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (the “HSR Act”), was terminated early on April 27, 2018. The early termination will expire and the Company and SJW will need to re-file the necessary notifications under the HSR Act if the Merger is not consummated by April 27, 2019. On October 15, 2018, the Federal Communications Commission (“FCC”) consented to the joint application for transfer of control filed by the Company and SJW on October 4, 2018 and amended on October 12, 2018, and no further clearance from the FCC is required.

On May 4, 2018, Maine Water filed with MPUC an application for approval of the Merger. On May 7, 2018, the Company and SJW filed with PURA a joint application for approval of the Merger. Following the start on May 31, 2018 of a 45-day go-shop process permitted by the First Amended and Restated Merger Agreement, the Company and SJW withdrew their joint PURA application on June 19, 2018, and filed a new joint application on July 18, 2018 following the end of the go-shop process. On January 9, 2019, the Company and SJW withdrew their current application before PURA and announced that they were continuing to evaluate their regulatory approach, including the possibility of submitting a new application to PURA in connection with the Merger. On January 23, 2019, Maine Water voluntarily requested to withdraw its application before MPUC, aligning the Maine regulatory process with the regulatory process in Connecticut. After a thorough review conducted by the management and boards of the Company and SJW, and with the support of their respective Connecticut regulatory counsel, the Company disclosed on February 21, 2019 that the companies decided to file new applications with PURA and MPUC which are intended to address PURA’s concerns. The Company and SJW expect that the new applications will be filed during the second quarter of 2019. PURA must make a ruling on the merger within 120 days after the filing of an application, unless the Company and SJW agree to an extension of the 120-day timeframe. MPUC must make a ruling on the merger within 60 days after the filing of an application, unless it determines that the necessary investigation cannot be concluded within 60 days, in which event it can extend the review period for up to an additional 120 days.

On July 20, 2018, the California Public Utilities Commission (“CPUC”) formally issued an Order Instituting Investigation (the “Order”) providing that CPUC will investigate whether the Merger is subject to CPUC approval and the Merger’s anticipated impacts within California. CPUC held a public participation hearing on January 31, 2019 in connection with the Order.

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

CONNECTICUT WATER SERVICE, INC.

benefit future periods are amortized over the periods they benefit. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are probable to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of FASB ASC 980.

Regulatory assets and liabilities are comprised of the following:

(in thousands)	December 31,
	2018	2017
Assets:
Pension Benefits and Post-Retirement Benefits Other Than Pension	$9,470	$11,455
Unrecovered Income Taxes	75,763	66,631
Deferred revenue (included in Prepayments and Other Current Assets and Deferred Charges and Other Costs)	10,408	6,813
Other (included in Prepayments and Other Current Assets and Deferred Charges and Other Costs)	4,931	5,202
Total regulatory assets	$100,572	$90,101
Liabilities:
Other (included in Other Current Liabilities)	$1,334	$1,117
Unamortized Investment Tax Credits	1,057	1,133
Refunds to Customers (including Current Portion of Refund to Customers)	2,865	64
Unfunded Future Income Taxes (including Other Long-Term Liabilities)	67,725	58,384
Excess Accumulated Deferred Income Tax	29,611	30,937
Total regulatory liabilities	$102,592	$91,635

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

Deferred revenue represents a portion of the rate increase granted in Connecticut Water’s 2007 rate decision.  This PURA decision required the Company to defer for future collection, beginning in 2008, a portion of the increase. Additionally, revenue recorded under the WRA, discussed below, is included in deferred revenue. At December 31, 2018 and 2017, the current portion of deferred revenue was $7,584,000 and $3,700,000, respectively.

Regulatory liabilities include deferred investment tax credits and amounts to be refunded to customers as a result of the adoption of the tangible property regulations in Connecticut and Maine.  These liabilities will be given back to customers in rates as tax deductions occur in the future.

CONNECTICUT WATER SERVICE, INC.

Regulatory Matters

The rates we charge our water and wastewater customers in Connecticut and Maine are established under the jurisdiction of and are approved by PURA and MPUC, respectively.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  The Regulated Companies’ allowed returns on equity and allowed returns on rate base are as follows:

As of December 31, 2018	Allowed Return on Equity	Allowed Return on Rate Base
Connecticut Water	9.75%	7.32%
HVWC (blended water and wastewater rates)	10.10%	7.19%
Avon Water	10.00%	7.79%
Maine Water	9.50%	7.96%

The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Each of Connecticut Water, HVWC, Avon Water and Maine Water are allowed to add surcharges to customers’ bills in order to recover certain costs associated with approved capital projects in between full rate cases, as well as approved surcharges for the WRA, in Connecticut, as discussed in more detail below. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of December 31, 2018, however, HVWC, as authorized by PURA, began to utilize the WRA as of May 1, 2015.

On January 3, 2018, PURA reopened the most recent rate case decisions for the Company’s Connecticut Regulated Companies to determine what, if any, adjustments to rates are appropriate to account for revisions to tax laws, including corporate tax rates, contained in the Federal Tax Cuts and Jobs Act (“Tax Act”). On January 23, 2019, PURA issued a decision that determined the appropriate accounting and rate treatments for the reduction in the Federal Corporate Income Tax rate from 35 to 21 percent. The reduction in the Federal Corporate Income Tax impacts two specific areas of corporate income tax that the regulated water utilities must account for: a) the income tax expense included in rates charged to customers; and b), the Excess Accumulated Deferred Income Tax (“EADIT”) liability accrued on the regulated utilities books.

PURA has directed regulated water companies, including Avon and HVWC, to create a regulatory liability as of January 1, 2018 to account for the reduced Federal Corporate Income Tax expense and defer treatment until the companies file their next general rate cases, at which point the companies will propose a method to return the regulatory liability to customers. During the year ended December 31, 2018, Avon and HVWC recorded regulatory liabilities in the amounts of $154,000 and $89,000, respectively, in anticipation of the final decision. Additionally, PURA directed Avon and HVWC, to establish a liability account for the EADIT from January 1, 2018, going forward, which will also be returned to customers commencing with the companies’ next rate cases. As discussed below, Connecticut Water has entered into a settlement agreement with the Connecticut Office of Consumer Counsel (“OCC”), which was approved by PURA, which covers treatment of the Tax Act.

On January 11, 2018, the MPUC issued a notice of investigation to determine the impact of the Tax Act on Maine Water. The investigation will allow the MPUC to determine what, if any, adjustments to rates are appropriate to account for revisions to tax laws, including corporate tax rates contained in the Tax Act. In addition to determining the impact of the Tax Act, the MPUC will consider whether to issue an accounting order to establish a regulatory liability as of January 1, 2018 to account for the reduced Federal Corporate Income Tax expense and defer treatment until the divisions file their next general rate case, at which point each division will propose a method to return the regulatory liability to customers. Following discovery, technical conferences were held on April 19, 2018, July 17, 2018, and October 15, 2018. A settlement conference was held on December 6, 2018. The Company expects to reach a settlement with the MPUC in the first quarter of 2019. During the year ended December 31, 2018, Maine Water recorded a regulatory liability in the amount of $167,000, in anticipation of a settlement.

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was 0.00%, 9.81% and 7.13% above base rates at December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018 and 2017, Avon Water’s WICA surcharge was 9.31% and 8.09%. As of December 31, 2018, HVWC has not filed for a WICA surcharge. On December 27, 2018, PURA issued a final decision authorizing Connecticut Water to implement a 2.15% WICA surcharge on customers’ bills effective January 1, 2019, representing approximately $19.5 million in WICA related projects.

On February 6, 2018, Connecticut Water filed a petition with PURA to reopen Connecticut Water’s 2010 rate case (previously reopened in 2013) proceeding for the limited purpose of approving a Settlement Agreement entered into by Connecticut Water and the Connecticut Office of Consumer Counsel (“OCC”) (the “Agreement”). The Agreement contemplates a change in

CONNECTICUT WATER SERVICE, INC.

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

2.	Connecticut Water agrees it will not file for a general increase of Connecticut Water’s base rates unless those rates are to be effective on or after January 1, 2020;

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

On August 15, 2018, PURA issued a final decision that accepted the conditions of a revised settlement agreement. The primary facets of the revised settlement agreement were the revenue requirements associated with the Rockville Water Treatment Plant, discussed above, and the folding of previously approved WICA surcharges into base rates, which reset Connecticut Water’s WICA to zero and resolution of the Company’s obligations related to the Tax Act. New rates were effective as of April 1, 2018.

Since 2013, Connecticut law has authorized a Water Revenue Adjustment (“WRA”) to reconcile actual water demands with the demands projected in the last general rate case and allows companies to adjust rates as necessary to recover the revenues approved by PURA in the last general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings. A similar WICA reconciliation adjustment mechanism allows the Connecticut water utilities that have WICA to be made whole, and not more than whole for their allowed WICA revenues during a calendar year. Additionally, projects eligible for WICA surcharges were expanded to include energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems.

Connecticut Water and HVWC’s allowed revenues for the year ended December 31, 2018, as approved by PURA during each company’s last general rate case and including subsequently approved WICA surcharges, were approximately $88.9 million. Through normal billing for the year ended December 31, 2018 operating revenue for Connecticut Water and HVWC would have been approximately $80.7 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $8.2 million in additional revenue for the year ended December 31, 2018, which reflects increased allowed revenues, effective April 1, 2018, resulting from the application of the rate settlement approved by PURA during 2018. During the years ended December 31, 2017 and 2016, Connecticut Water recorded $4.3 million and $1.1 million, respectively, in additional revenue related to the WRA. Currently, Avon Water does not utilize the WRA.

Maine Rates
In Maine, the overall, approved cumulative Water Infrastructure Charge (“WISC”) for all of Maine Water’s divisions was 6.8%, 5.6% and 4.7% above base rates as of December 31, 2018, 2017, and 2016, respectively. The WISC rates for the Biddeford and Saco division were reset to zero with the approval of the general rate increase discussed below. In January 2019, Maine Water filed six additional WISC applications which have been approved by the MPUC. These six new filings will add approximately $369,000 in annualized revenues.

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

A water revenue adjustment mechanism law in Maine became available to regulated water utilities in Maine on October 15, 2015.  Maine Water is currently precluded from seeking new rates in the Biddeford and Saco division due to provisions in the settlement agreement with the MPUC.  Maine’s rate-adjustment mechanism could provide revenue stabilization in divisions with declining water consumption and Maine Water expects to request usage of this mechanism in future rate filings when consumption trends support its use.

CONNECTICUT WATER SERVICE, INC.

Maine Water Land Sale
On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,400 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million. The land had a book value of approximately $600,000 at December 31, 2018 and December 31, 2017 and is included in “Other Property and Investments” and “Utility Plant”, respectively, on the Company’s Consolidated Balance Sheets. The easements and purchase prices are as follows:

1. Ragged Mountain Mirror Lake Conservation Easement: $1,875,000; and
2. Grassy Pond Conservation Easement: $600,000.

The first transaction regarding Mirror Lake was completed on September 27, 2018. As a result of the transaction, Maine Water has recognized $435,000 in net income in the period and has recorded a regulatory liability of $435,000 that will be refunded to customers over a one-year period, beginning January, 2019. In addition to the net income recorded as a result of the transaction, the Company recorded a $100,000 deferred income tax benefit due to the timing difference related to the cash refund to customers. The total net income benefit recorded by the Company for this transaction was $535,000 presented as $625,000 in gain on real estate transactions offset by $90,000 of donation deduction in the Other line item. Maine Water also made a $250,000 contribution to the Land Trust at the closing.

The second transaction regarding Grassy pond is scheduled to close on or before December 31, 2019. The second transaction is structured such that Maine Water will sell a conservation easement valued at $1,200,000 for $600,000. Accordingly, Maine Water expects to claim a $600,000 charitable deduction on the bargain sale. Similarly to the first transaction, net proceeds from the second transaction will be shared equally between the customers of the Camden Rockland division and Maine Water.

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

Customers are primarily billed quarterly on a cycle basis and bills are due upon receipt. To match revenues with associated expenses, we accrue unbilled revenues for water and wastewater services delivered to customers, but not yet billed at month end, creating a contract asset.

Water Operations – Most of our water customers are billed quarterly, with the exception of larger commercial and industrial customers, as well as certain public and private fire protection customers who are billed monthly.  Most customers, except fire protection customers, are metered.  Revenues from metered customers are based on their water usage multiplied by approved, regulated rates and are earned when water is delivered.  Public fire protection revenues are based on the length of the water main, and number of hydrants in service and are earned on a monthly basis.  Private fire protection charges are based on the diameter of the connection to the water main.  Our Regulated Companies accrue an estimate for metered customers for the amount of revenues earned relating to water delivered but unbilled at the end of each quarter, which is reflected as “Accrued Unbilled Revenues” in the accompanying Consolidated Balance Sheets. Beginning in 2013, Connecticut Water began to record deferred revenue related to the WRA, which represent under collection from customers based upon allowed revenues as approved by PURA. On March 31, 2017, HVWC calculated its actual revenues compared to allowed revenues dating back to May 1, 2015, for collection from customers, as allowed by a PURA order. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 15, “Segment Reporting”.

Real Estate Transactions – Revenues are recorded when a sale or other transaction has been completed and title to the real estate has been transferred. Net income from the Real Estate Transactions segment is shown net in the “Other Income

CONNECTICUT WATER SERVICE, INC.

(Deductions), Net of Taxes” portion of the Company’s Consolidated Statements of Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 15, “Segment Reporting”.

Services and Rentals – Revenues are recorded when the Company has delivered the services called for by contractual obligation. Net income from the Services and Rentals segment is shown net in the “Other Income (Deductions), Net of Taxes” portion of the Company’s Consolidated Statements of Income. More detailed information, including revenues, costs and income taxes associated with the segment can be found in Note 15, “Segment Reporting”.

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

The components that comprise net additions to Utility Plant during the last three years ending December 31 are as follows:

(in thousands)	2018	2017	2016
Additions to Utility Plant:
Company Financed	$54,504	$51,543	$66,339
Allowance for Funds Used During Construction	465	774	1,198
Subtotal – Utility Plant Increase to Rate Base	54,969	52,317	67,537
Advances from Others for Construction	2,526	1,479	350
Net Additions to Utility Plant	$57,495	$53,796	$67,887

Depreciation – Depreciation is computed on a straight-line basis at various rates as approved by the state regulators on a company by company basis.  Depreciation allows the Company to recover the investment in utility plant over its useful life.  The overall consolidated company depreciation rate, based on the average balances of depreciable property, was 2.2%, 2.0%, and 1.9% for 2018, 2017, and 2016, respectively.

INCOME TAXES – The Company provides income tax expense for its utility operations in accordance with the regulatory accounting policies of the applicable jurisdictions. The Company’s income tax provision is calculated on a separate return

CONNECTICUT WATER SERVICE, INC.

basis. For Connecticut Water, PURA requires the flow-through method of accounting for most state tax temporary differences as well as for certain federal temporary differences. For Avon Water , PURA requires the flow-through method of accounting for most state temporary differences and normalized accounting for most federal temporary differences. PURA has allowed the flow-through method of accounting stemming from Avon Water’s adoption of the IRS’ Repair Regulations. For HVWC, PURA requires normalized accounting for federal and state temporary differences. The MPUC requires the flow-through method of accounting for most state temporary differences and normalized accounting for most federal temporary differences. In its approvals of the stipulation agreements between Maine Water and the Office of the Public Advocate, issued in 2015, the MPUC has allowed the flow-through method of accounting stemming from Maine Water’s adoption of the IRS’ Repair Regulations in all of its divisions.

The Company computes deferred tax liabilities for all temporary book-tax differences using the liability method prescribed in FASB ASC 740 “Income Taxes” (“FASB ASC 740”). Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. Deferred tax liabilities that have not been reflected in tax expense due to regulatory treatment are reflected as Unfunded Future Income Taxes, and are expected to be included in future years’ rates. During the quarter ended December 31, 2017 the Company recorded provisional impacts of the Federal Tax Cuts and Jobs Act (“Tax Act”). During the year ended December 31, 2018 the Company, as allowed by Staff Accounting Bulletin No. 118 (SAB 118), finalized its analysis and accounting for the Tax Act. As a result, the Company re-measured Deferred Tax Assets and Liabilities to reflect the enacted legislation and recorded a Regulatory Liability of $27.4 million to capture the excess accumulated deferred income taxes for items included in rates that follow the normalized method of accounting. Unrecovered Income Taxes and Unfunded Future Income Taxes were written down by $32.3 million to reflect the reduced tax rate for items that follow the flow-through method of accounting. Pursuant to ASU 2018-02, the Company has elected to reclassify the stranded tax effects of the 2017 Tax Act from AOCI to Retained Earnings in the amount of approximately $70,000 for the year-ended December 31, 2017. These stranded taxes relate to post-retirement obligations of the Company. For more information on the Tax Act, please see Note 2.

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

GOODWILL – As part of the purchase of regulated water companies, the Company recorded goodwill of $66.4 million and $67.0 million as of December 31, 2018 and 2017, respectively, representing the amount of the purchase price over net book value of the assets acquired.  The decrease during 2018 is related to adjustments made to deferred taxes based on the Company’s ability to utilize net operating loss carryforwards that had valuation allowances at the acquired companies. The Company accounts for goodwill in accordance with Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“FASB ASC 350”).

As part of FASB ASC 350, the Company is required to perform an annual review of goodwill for any potential impairment, which we perform as of December 31 each year. We update the assessment between the annual testing if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As allowed under FASB ASC 350, the Company performed a qualitative analysis of its goodwill for the year ended December 31, 2018. A qualitative analysis includes a review of internal and external factors that could have an impact on a reporting unit’s fair value when compared to its carrying amount. These factors included a review of macroeconomic conditions, industry and

CONNECTICUT WATER SERVICE, INC.

market considerations, cost factors, overall financial performance, company specific events, changes in reporting units and a review of the Company’s stock price. Based on these factors and other factors considered in its quantitative analysis performed in 2017, discussed below, the Company believes that it is more likely than not that the fair market value is more than the carrying value of the Water Operation Segment and therefore, no goodwill impairment was recognized in 2018 and 2017.

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

EARNINGS PER SHARE – The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the years ended December 31:

Years ended December 31,	2018	2017	2016
Numerator (in thousands)
Basic Net Income Applicable to Common Stock	$16,685	$25,016	$23,349
Diluted Net Income Applicable to Common Stock	$16,685	$25,016	$23,349
Denominator (in thousands)
Basic Weighted Average Shares Outstanding	11,914	11,540	11,009
Dilutive Effect of Stock Awards	151	222	219
Diluted Weighted Average Shares Outstanding	12,065	11,762	11,228
Earnings per Share
Basic Earnings per Share	$1.40	$2.17	$2.12
Dilutive Effect of Stock Awards	0.02	0.04	0.04
Diluted Earnings per Share	$1.38	$2.13	$2.08

NEW ACCOUNTING PRONOUNCEMENTS – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU No. 2014-09”) which amends its guidance related to revenue recognition. ASU No. 2014-09 requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. ASU No. 2014-09 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, however early adoption is not permitted. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of ASU No. 2014-09, making ASU No. 2014-09 effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company engaged in a project to analyze the impact that adoption of this standard would have on our consolidated financial statements, disclosures, and internal controls. The project included identification of the Company’s revenue streams, creation of an inventory of its contracts with customers, evaluation of a representative sample of these contracts with respect to the new guidance and documentation of any required changes in reporting. The Company derives more than 90% of its revenue from regulated delivery of water and wastewater services to its retail customers, which is considered a contract with customers under ASU 2014-09, excluding revenue recognized as WRA. The majority of the remainder of the Company’s revenue is derived from contract operations and unregulated revenues generated from its Linebacker® program, also considered a contract with customers under ASU 2014-09. The Company determined that revenue generated from the attachment of telecommunications equipment to its facilities through leases with third parties is outside the scope of ASU No. 2014-09. In 2017, the American Institute of Certified Public Accountants (AICPA) power and utility entities

CONNECTICUT WATER SERVICE, INC.

revenue recognition task force determined that contributions in aid of construction are not in the scope of ASU No. 2014-09. The Company’s adoption of ASU No. 2014-09 on January 1, 2018 did not result in any change in the measurement and timing of recognition of its revenues. The Company used the modified retrospective approach when implementing ASU No. 2014-09. See Note 14 “Revenues From Contracts With Customers” for more information.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, (“ASU No. 2016-02”), which will require lessees to recognize the following for all leases at the commencement date of a lease: a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Public business entities should apply the amendments in ASU No. 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU No. 2016-02 became effective for the Company on January 1, 2019 and was adopted using the modified retrospective approach. The adoption did not have a material effect on our consolidated financial position.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU No. 2016-15”). The amendments in ASU No. 2016-15 clarify the classification for eight different types of activities, including debt prepayment and extinguishment costs, proceeds from insurance claims and distributions from equity method investees. For public business entities, ASU No. 2016-15 was effective for financial statements issued for fiscal years beginning after December 15, 2017. The adoption of ASU No. 2016-15 did not have a material impact on the Company’s Consolidated Statements of Cash Flows.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” (“No. ASU 2017-07”) which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other postretirement benefit plans. Under No. ASU 2017-07, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost will be presented separately from the line item that includes the service cost. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted at the beginning of an annual period in which the financial statements have not been issued. Entities must use a retrospective transition method to adopt the requirement for separate presentation of the income statement service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. As a result of the adoption of ASU 2017-07 during 2018, the Company reclassified $887,000 and $1,036,000 out of Operation and Maintenance expense and moved it to the “Other” line item in the “Other (Deductions) Income, Net of Taxes” section of the Consolidated Statements of Income for the periods ending December 31, 2017 and 2016, respectively.

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

CONNECTICUT WATER SERVICE, INC.

NOTE 2:  INCOME TAX EXPENSE

Under ASC 740, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. From time to time, the Company is assessed interest and penalties by taxing authorities.  In those cases, the charges are recorded on the “Other” line item, within the “Other Income (Deductions), Net of Taxes” section of the Consolidated Statements of Income.  There were no such charges or accruals for the years ended December 31, 2018, 2017, and 2016.

On December 22, 2017 H.R. 1, originally known as the Tax Act was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (SAB 118), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. Accounting for the income tax effects of the Tax Act was completed in December 2018. Amounts have been recorded as a Regulatory Liability to the extent that the tax savings over time will be returned to customers in utility rates, and a non-cash adjustment was recognized to record additional income tax expense to the extent revalued deferred income taxes are not believed to be recoverable in utility customer rates. These Regulatory Liabilities may be adjusted when decisions are reached by both PURA and the MPUC regarding the impact that will be reflected in utility customer rates.

As of December 31, 2017, the Company determined a reasonable estimate for remeasuring its net deferred tax assets and liabilities using the Federal Tax Rate that would apply when the amounts are expected to reverse. The Company recorded that estimate as a provisional amount. The effect of the provisional remeasurement is reflected entirely in the interim period that includes the enactment date and is allocated directly to income tax expense from continuing operations. The remeasurement of the deferred tax assets and liabilities resulted in a $1.5 million discrete tax expense which increased the effective tax rate by 6.1% in the year ended December 31, 2017. The Company remeasured deferred tax assets and liabilities to reflect the enacted legislation and recorded a regulatory liability of $27.1 million to capture the excess accumulated deferred income taxes for items included in rates that follow the normalized method of accounting. Unrecovered Income Taxes and Unfunded Future Income Taxes were written down by $32 million to reflect the reduced tax rate for items that follow the flow-through method of accounting.

As of December 31, 2018, the Company finalized its accounting for the Tax Act including remeasuring its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when the amounts are expected to reverse. The effect of the adjustments to the remeasurement is reflected entirely in the measurement period as allowed by SAB 118 and is allocated directly to income tax expense from continuing operations. The completed analysis resulted in an additional remeasurement of the deferred tax assets and liabilities and resulted in a $900,000 discrete tax benefit which decreased the effective tax rate by 6.3% in the year ended December 31, 2018. In addition, the completed analysis resulted in an additional remeasurement of the deferred tax assets and liabilities to reflect the enacted legislation and the Company recorded an increase to its Regulatory Liability of $300,000 to capture the excess accumulated deferred income taxes for items included in rates that follow the normalized method of accounting. Unrecovered Income Taxes and Unfunded Future Income Taxes were written down by an additional $300,000 to reflect the reduced tax rate for items that follow the flow-through method of accounting.

Final accounting for the impacts of the Tax Act, recorded in the years ended December 31, 2018 and 2017 resulted in a remeasurement of deferred tax assets and liabilities resulting in $600,000 discrete tax expense. The Company remeasured deferred tax assets and liabilities to reflect the enacted legislation and recorded a regulatory liability of $27.4 million to capture the excess accumulated deferred income taxes for items included in rates that follow the normalized method of accounting. Unrecovered Income Taxes and Unfunded Future Income Taxes were written down by $32.3 million to reflect the reduced tax rate for items that follow the flow-through method of accounting.

On its 2012 Federal tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS temporary tangible property regulations. On its 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities. Provisions for uncertain tax positions were recorded to reflect the possible challenge of the Company’s methodology for determining its repair deduction as required by

CONNECTICUT WATER SERVICE, INC.

FASB ASC 740. During the quarter ended September 30, 2018, $1.3 million was reversed due to statute expiration. During the year ended December 31, 2018, in conjunction with its review of the impacts of the Tax Act, the Company reviewed its provision associated with the repair deduction. Should the IRS challenge the Company’s tax treatment, and ultimately disallow a portion of the repair deduction, the Company expects the net operating loss carryforwards to offset any resulting liability. During the year ended December 31, 2018, a portion of the provision in the amount of $980,000 was reversed to reflect the offset by the remeasured net operating loss deferred tax asset. In addition, as required by FASB ASC 740, during the year ended December 31, 2018, the Company recorded a provision of $1.0 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $4.6 million in the prior year for a cumulative total of $3.3 million.

The Company remains subject to examination by federal and state tax authorities for the 2015 through 2017 tax years. On April 26, 2017, Avon Water was notified by the IRS that its stand-alone Federal tax filing for 2015 was selected to be reviewed beginning in the second quarter of 2017. On March 20, 2018, Avon Water received a notice of adjustment from the IRS related to the Federal tax audit for the tax years ended December 31, 2015 and 2016. As a result, a reduction in net operating loss carryover of $56,000 was recorded during the year ended December 31, 2018.

Income Tax (Benefit) Expense for the years ended December 31, is comprised of the following:

(in thousands)	2018	2017	2016
Federal Classified as Operating (Benefit) Expense	$(1,931)	$(1,277)	$1,782
Federal Classified as Other Utility Income	287	434	385
Federal Classified as Other Income (Deduction)
Land Sales and Donations	175	17	57
Non-Water Sales	328	774	702
Other	(857)	503	(686)
Total Federal Income Tax (Benefit) Expense	(1,998)	451	2,240
State Classified as Operating (Benefit) Expense	(77)	(716)	788
State Classified as Other Utility Income	111	104	92
State Classified as Other Income (Expense)
Land Sales and Donations	130	5	—
Non-Water Sales	141	175	172
Other	(489)	149	(126)
Total State Income Tax (Benefit) Expense	(184)	(283)	926
Total Income Tax (Benefit) Expense	$(2,182)	$168	$3,166

CONNECTICUT WATER SERVICE, INC.

The components of the Federal and State income tax provisions are:

(in thousands)	2018	2017	2016
Current Income Taxes
Federal	$(1,119)	$—	$(15)
State	4	521	463
Total Current	(1,115)	521	448
Deferred Income Taxes, Net
Federal
Investment Tax Credit	(76)	(76)	(75)
Excess Accumulated Deferred Taxes	(323)	(293)	(110)
Excess Accumulated Deferred Taxes - Tax Act	(657)	1,538	—
Deferred Revenue	415	731	(353)
Land Donations	(27)	—	37
Depreciation	1,165	2,151	1,769
Net Operating Loss Carry-forwards	(600)	817	(1,258)
NOL Carry-forwards valuation allowance	613	(613)	—
Provision for uncertain positions	(1,040)	(3,876)	2,487
Other	(349)	72	(242)
Total Federal	(879)	451	2,255
State
Land Donations	126	—	55
Provision for uncertain positions	(240)	(958)	611
Other	(74)	154	(203)
Total State	(188)	(804)	463
Total Deferred Income Taxes	(1,067)	(353)	2,718
Total Income Tax	$(2,182)	$168	$3,166

Deferred income tax (assets) and liabilities are categorized as follows on the Consolidated Balance Sheets:

(in thousands)	2018	2017
Unrecovered Income Taxes - Regulatory Asset	$(75,763)	$(66,631)
Deferred Federal and State Income Taxes	31,593	33,579
Unfunded Future Income Taxes	67,725	58,384
Unamortized Investment Tax Credits - Regulatory Liability	1,057	1,133
Net Deferred Income Tax Liability	$24,612	$26,465

Net deferred income tax liability decreased from December 31, 2017 to December 31, 2018. The decrease was attributed to the current year tax effects of temporary differences, mostly related to the taxability of contributions in aid of construction under the Tax Act, and the releasing of provisions for uncertain tax positions.

CONNECTICUT WATER SERVICE, INC.

Deferred income tax (assets) and liabilities are comprised of the following:

(in thousands)	2018	2017
Tax Credit Carry-forward (1)	$(1,087)	$(1,092)
Charitable Contribution Carry-forwards (2)	(291)	(257)
Valuation Allowance on Charitable Contributions	49	63
Prepaid Income Taxes on CIAC	(1,480)	31
Net Operating Loss Carry-forwards (3)	(4,537)	(3,806)
Valuation Allowance on Net Operating Losses	1,871	1,671
Deferred Revenue	2,219	1,644
Other Comprehensive Income	(145)	(158)
Accelerated Depreciation	36,175	34,989
Provision on Repair Deductions	3,350	4,630
Long-Term Compensation Agreements	(3,341)	(3,260)
Unamortized Investment Tax Credits	1,057	1,133
Gross-up on Regulatory Liability - Excess Accumulated Deferred Taxes	(8,038)	(8,247)
Other	(1,190)	(876)
Net Deferred Income Tax Liability	$24,612	$26,465

(1)	State tax credit carry-forwards expire beginning in 2019 and ending in 2040.

(2)	Charitable Contribution carry-forwards expire beginning with the filing of the 2017 Federal and State Tax Returns in 2019 and ending in 2023.

(3)	Net operating loss carry-forwards expire beginning in 2029 and ending in 2037. Federal net operating loss carry-forwards generated after December 31, 2017 have no expiration.

The calculation of Pre-Tax Income is as follows:

(in thousands)	2018	2017	2016
Pre-Tax Income
Net Income	$16,695	$25,054	$23,387
Income Taxes	(2,182)	168	3,166
Total Pre-Tax Income	$14,513	$25,222	$26,553

CONNECTICUT WATER SERVICE, INC.

In accordance with required regulatory treatment, certain deferred income taxes are not provided for certain timing differences. This treatment, along with other items, causes differences between the statutory income tax rate and the effective income tax rate.  The differences between the effective income tax rate recorded by the Company and the statutory federal tax rate are as follows:

	2018	2017	2016
Federal Statutory Tax Rate	21.0%	34.0%	34.0%
Tax Effect Differences:
State Income Taxes Net of Federal Benefit	0.3%	(0.9)%	2.6%
Property Related Items	(25.8)%	(19.9)%	(30.4)%
Pension Costs	(1.3)%	(2.3)%	(0.4)%
Repair Regulatory Liability (1)	(0.1)%	(1.2)%	(3.9)%
Change in Estimate of Prior Year Income Tax Expense	(2.8)%	2.7%	0.3%
Provision for Uncertain Tax Positions (2)	(2.1)%	(16.7)%	10.2%
Valuation Allowance	3.8%	(2.3)%	0.2%
Impact of Tax Act	(6.3)%	6.1%	—%
Excess Deferred Tax Amortizations (3)	(7.0)%	0.6%	(0.3)%
Performance Shares (4)	(11.7)%	(0.1)%	(0.8)%
Acquisition Costs (5)	14.7%	0.4%	0.4%
Other	2.3%	0.3%	—%
Effective Income Tax Rate	(15.0)%	0.7%	11.9%

(1)	The return to customers of the repair tax benefit is reflected under Repair Regulatory Liability and was fully returned to customers in 2018.

(2)
Provisions for uncertain tax positions were recorded to reflect the possible challenge of the Company’s methodology for determining its repair deduction as required by FASB ASC 740. In 2017, the Company assessed new information in regards the previously recorded provision for uncertain tax positions and released a portion of the provision.

(3)
In the quarter ended December 31, 2017, the Company recorded provisional charges to tax expense to account for the estimated impact of the Tax Act. In the year ended December 31, 2018, accounting for the impact was finalized and excess deferred tax balance began reversing under the average rate assumption method.

(4)	Performance shares were issued to the former CEO upon his separation from the Company.

(5)	Management has estimated a portion of the transaction costs related to acquisition activity will not be deductible.

NOTE 3:  COMMON STOCK

The Company has 25,000,000 authorized shares of common stock, no par value.  A summary of the changes in the common stock accounts for the period January 1, 2016 through December 31, 2018, appears below:

(in thousands, except share data)	Shares	Issuance Amount	Expense	Total
Balance, January 1, 2016	11,192,882	$148,624	$(4,090)	$144,534
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	22,128	(405)	—	(405)
Dividend Reinvestment Plan	33,448	1,610	—	1,610
Balance, December 31, 2016	11,248,458	149,829	(4,090)	145,739
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	5,925	645	—	645
Shares issued to acquire regulated water companies	785,814	43,853	—	43,853
Dividend Reinvestment Plan	24,819	1,404	—	1,404
Balance, December 31, 2017	12,065,016	195,731	(4,090)	191,641
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures and Redemptions	(32,772)	(2,619)	—	(2,619)
Dividend Reinvestment Plan	22,468	1,411	—	1,411
Balance, December 31, 2018 (1)	12,054,712	$194,523	$(4,090)	$190,433

(1)	Includes 2,498 restricted shares and 94,360 common stock equivalent shares issued through the Performance Stock Programs through December 31, 2018.

The Company may not pay any dividends on its common stock unless full cumulative dividends to the preceding dividend date for all outstanding shares of Preferred Stock of the Company have been paid or set aside for payment.  All such Preferred Stock dividends have been paid.

NOTE 4:  RETAINED EARNINGS

The summary of the changes in Retained Earnings for the period January 1, 2016 through December 31, 2018, appears below:

(in thousands, except per share data)	2018	2017	2016
Balance, beginning of year	$102,417	$91,213	$80,378
Net Income	16,695	25,054	23,387
Sub-total	119,112	116,267	103,765
Premium on Redemption of Preferred Stock	(15)	—	—
Impact of Tax Act on excess accumulated deferred income tax	—	70	—
Dividends declared:
Cumulative Preferred Stock, Series A, $0.80 per share	4	12	12
Cumulative Preferred Stock, Series $0.90, $0.90 per share	6	26	26
Common Stock:
$1.235, $1.175 and $1.115 per Common Share in 2018, 2017 and 2016, respectively	14,899	13,882	12,514
Total Dividends Declared	14,909	13,920	12,552
Balance, end of year	$104,188	$102,417	$91,213

CONNECTICUT WATER SERVICE, INC.

NOTE 5: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income/(Loss) (“AOCI”) by component, net of tax, for the years ended December 31, 2018, 2017, and 2016, appear below:

(in thousands)	Unrealized Gains on Investments	Defined Benefit Items	Total
Balance as of January 1, 2016 (a)	$200	$(1,135)	$(935)
Other Comprehensive Income (Loss) Before Reclassification	24	(227)	(203)
Amounts Reclassified from AOCI	11	203	214
Net current-period Other Comprehensive Income (Loss)	35	(24)	11
Balance as of December 31, 2016	$235	$(1,159)	$(924)
Other Comprehensive (Loss) Income Before Reclassification	152	74	226
Amounts Reclassified from AOCI	55	215	270
Net current-period Other Comprehensive (Loss) Income	207	289	496
Balance as of December 31, 2017	$442	$(870)	$(428)
Other Comprehensive Income (Loss) Before Reclassification	(231)	(165)	(396)
Amounts Reclassified from AOCI	47	292	339
Net current-period Other Comprehensive Income (Loss)	(184)	127	(57)
Balance as of December 31, 2018	$258	$(743)	$(485)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Consolidated Statements of Income for the for the years ended December 31, 2018, 2017, and 2016:

Details about Other AOCI Components (in thousands)	Amounts Reclassified from AOCI for the Year Ended December 31, 2018(a)	Amounts Reclassified from AOCI for the Year Ended December 31, 2017(a)	Amounts Reclassified from AOCI for the Year Ended December 31, 2016(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$59	$84	$17	Other
Tax expense	(12)	(29)	(6)	Other
Total Reclassified from AOCI	47	55	11

Amortization of Recognized Net Gain from Defined Benefit Items	370	325	308	Other (b)
Tax expense	(78)	(110)	(105)	Other
Total Reclassified from AOCI	292	215	203

Total Reclassifications for the period, net of tax	$339	$270	$214

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

The following tables summarize our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2018 and 2017.  These instruments are included in “Other Property and Investments” on the Company’s Consolidated Balance Sheets:

December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Asset Type:
Money Market Fund	$97	$—	$—	$97
Mutual Funds:
Equity Funds (1)	1,797	—	—	1,797
Fixed Income Funds (2)	647	—	—	647
Total	$2,541	$—	$—	$2,541

December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Asset Type:
Money Market Fund	$70	$—	$—	$70
Mutual Funds:
Equity Funds (1)	2,051	—	—	2,051
Fixed Income Funds (2)	642	—	—	642
Total	$2,763	$—	$—	$2,763

(1)	Mutual funds consisting primarily of equity securities.

(2)	Mutual funds consisting primarily of fixed income securities.

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

COMPANY OWNED LIFE INSURANCE – The fair value of Company Owned Life Insurance is based on the cash surrender value of the contracts. These contracts are based principally on a referenced pool of investment funds that actively redeem shares and are observable and measurable and are presented on the “Other Property and Investments” line item of the Company’s Consolidated Balance Sheets. The value of Company Owned Life Insurance at December 31, 2018 and 2017 was $3,532,000 and $3,925,000, respectively.

LONG-TERM DEBT – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company for similar marketable securities.  As of December 31, 2018 and 2017, the estimated fair value of the Company’s long-term debt was $260,829,000 and $268,628,000, respectively, as compared to the carrying amounts of

CONNECTICUT WATER SERVICE, INC.

$261,875,000 and $258,272,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is the benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

ADVANCES FOR CONSTRUCTION – Customer advances for construction have a carrying amount of $22,654,000 and $20,024,000 at December 31, 2018 and 2017, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

The fair values shown above have been reported to meet the disclosure requirements of FASB ASC 825, “Financial Instruments” (“FASB ASC 825”) and do not purport to represent the amounts at which those obligations would be settled.

CONNECTICUT WATER SERVICE, INC.

NOTE 7:  LONG-TERM DEBT

Long-Term Debt at December 31, consisted of the following:

(in thousands)			2018	2017
4.09%	CTWS	Term Loan Note and Supplement A, Due 2027	$11,235	$12,358
4.15%	CTWS	CoBank Term Note Payable, Due 2037	14,386	14,881
Total CTWS			25,621	27,239
Var.	Connecticut Water	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	Connecticut Water	2004 Series A, Due 2028	5,000	5,000
Var.	Connecticut Water	2004 Series B, Due 2028	4,550	4,550
5.00%	Connecticut Water	2011 A Series, Due 2021	22,717	22,920
3.16%	Connecticut Water	CoBank Note Payable, Due 2020	8,000	8,000
4.72%	Connecticut Water	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	Connecticut Water	CoBank Note Payable, Due 2028	17,020	17,020
3.51%	Connecticut Water	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	Connecticut Water	CoBank Note Payable, Due 2033	14,550	14,550
4.36%	Connecticut Water	CoBank Note Payable, Due May 2036	30,000	30,000
4.04%	Connecticut Water	CoBank Note Payable, Due July 2036	19,930	19,930
3.53%	Connecticut Water	NY Life Senior Note, Due September 2037	35,000	35,000
Total The Connecticut Water Company			198,857	199,060
4.75%	HVWC	2011 Farmington Bank Loan, Due 2034	4,300	4,464
3.05%	Avon Water	Mortgage Note Payable, Due 2033	3,134	3,302
8.95%	Maine Water	1994 Series G, Due 2024	5,400	6,300
2.68%	Maine Water	1999 Series J, Due 2019	85	170
0.00%	Maine Water	2001 Series K, Due 2031	533	574
2.58%	Maine Water	2002 Series L, Due 2022	53	60
1.53%	Maine Water	2003 Series M, Due 2023	271	321
1.73%	Maine Water	2004 Series N, Due 2024	311	341
0.00%	Maine Water	2004 Series O, Due 2034	107	113
1.76%	Maine Water	2006 Series P, Due 2026	331	361
1.57%	Maine Water	2009 Series R, Due 2029	197	207
0.00%	Maine Water	2009 Series S, Due 2029	493	538
0.00%	Maine Water	2009 Series T, Due 2029	1,383	1,509
0.00%	Maine Water	2012 Series U, Due 2042	142	148
1.00%	Maine Water	2013 Series V, Due 2033	1,285	1,310
4.24%	Maine Water	CoBank Note Payable, Due 2024	4,500	4,500
4.18%	Maine Water	CoBank Note Payable, Due 2026	5,000	5,000
5.51%	Maine Water	CoBank Note Payable, Due 2043	8,000	—
7.72%	Maine Water	Series L, Due 2018	—	2,250
2.40%	Maine Water	Series N, Due 2022	826	1,026
1.86%	Maine Water	Series O, Due 2025	710	750
2.23%	Maine Water	Series P, Due 2028	1,233	1,264
0.01%	Maine Water	Series Q, Due 2035	1,584	1,678
1.00%	Maine Water	Series R, Due 2025	1,767	2,009
Various	Maine Water	Various Capital Leases	—	2
Total The Maine Water Company			34,211	30,431
Add: Acquisition Fair Value Adjustment			(189)	(51)
Less: Current Portion			(4,059)	(6,173)
Less: Unamortized Debt Issuance Expense			(4,364)	(4,905)
Total Long-Term Debt			$257,511	$253,367

CONNECTICUT WATER SERVICE, INC.

The Company’s required principal payments for the years 2019 through 2023 are as follows:

(in thousands)
2019	$4,059
2020	$12,086
2021	$26,227
2022	$19,125
2023	$4,318

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

On January 10, 2017, Maine Water executed and delivered to CoBank, ACB (“CoBank”) a new Promissory Note and Single Advance Term Loan Supplement, dated January 10, 2017 (the “Third Promissory Note”). On the terms and subject to the conditions set forth in the Third Promissory Note issued pursuant to the Agreement, CoBank agreed to make an unsecured loan (the “Loan”) to Maine Water in the principal amount of $5,000,000 at 4.18%, due December 30, 2026. The proceeds of the Loan are being used to finance new capital expenditures and refinance existing debt owed to the Company, incurred in connection with general water system improvements.

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

On December 13, 2018, Maine Water executed and delivered to CoBank a new Promissory Note and Single Advance Term Loan Supplement, dated October 30, 2018 (the “Fourth Promissory Note”). On the terms and subject to the conditions set forth in the Fourth Promissory Note issued pursuant to the Agreement, CoBank agreed to make an unsecured loan (the “Loan”) to Maine Water in the principal amount of $8,000,000 at 5.51%, due December 30, 2043. The proceeds of the above described Loan from CoBank were used to refinance existing debt and to finance certain capital expenditures.

During the year ending December 31, 2018, the Company paid the following amounts related to Long-Term Debt: approximately $495,000 related to CTWS’s 2017 CoBank issuance; $1,123,000 related to CTWS’s Term Loan Note issued as part of the 2012 acquisition of Maine Water; approximately $1,970,000 in sinking funds related to Maine Water’s outstanding bonds; an additional $2,250,000 related to a CoBank loan to Maine Water that matured in 2018; approximately $164,000 related to HVWC’s mortgage loan; and $168,000 related to Avon Water’s mortgage loan.

Financial Covenants – The Company is required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company was in compliance with all covenants at December 31, 2018.

NOTE 8:  PREFERRED STOCK

The Company’s Preferred Stock at December 31, consisted of the following:

(in thousands, except share data)	2018	2017
Connecticut Water Service, Inc.
Cumulative Series A Voting, $20 Par Value; Authorized, Issued and Outstanding 15,000 Shares	$—	$300
Cumulative Series $0.90 Non-Voting, $16 Par Value; Authorized 50,000 Shares, Issued and Outstanding 29,499	—	472
Total Preferred Stock	$—	$772

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

On May 4, 2018 (the “Redemption Date”), the Company redeemed all of the issued and outstanding shares of its cumulative Series A, $20 par value, voting preferred stock and cumulative Series $0.90, $16 par value, non-voting preferred stock. As of the Redemption Date, the Preferred Stock ceased to be outstanding, dividends thereon ceased to accrue and all rights with respect to the Preferred Stock have ceased and terminated, except for the right of the holders thereof to receive the applicable redemption price for the shares of Preferred Stock so redeemed, but without interest, upon surrender of such shares.

NOTE 9:  BANK LINES OF CREDIT AND OTHER SHORT-TERM DEBT

The Company maintains a $15.0 million line of credit agreement with CoBank, ACB, which is currently scheduled to expire on July 1, 2020.  The Company maintains an additional line of credit of $45.0 million with RBS Citizens, N.A. (“Citizens”), with an expiration date of April 25, 2021.  On December 14, 2018, the Company and Citizens agreed to increase the amount of the line of credit from $45.0 million to $75.0 million and to extend the maturity date of the Line of Credit until December 14, 2023. The Company has delivered to Citizens an Amended and Restated Promissory Note, dated December 14, 2018, evidencing the debt payable pursuant to the Line of Credit. Additionally, Avon Water maintained a $3.0 million line of credit with Northwest Community Bank, which expired on September 30, 2018, at which point it converted to other short-term debt. As of December 31, 2018 the total lines of credit available to the Company were $90.0 million.  As of December 31, 2018 and 2017, the Company had $52.6 million and $19.3 million outstanding under its lines of credit, respectively. As of December 31, 2018, the Company had $37.4 million in unused lines of credit.  Interest expense charged on interim bank loans will fluctuate based on market interest rates.  As of December 31, 2018, the Company had $1.7 million in other short-term debt outstanding.

At December 31, 2018 and 2017, the weighted average interest rates on these short-term borrowings outstanding was 4.6% and 3.4%, respectively.

CONNECTICUT WATER SERVICE, INC.

NOTE 10:  UTILITY PLANT

The components of utility plant and equipment at December 31, were as follows:

(in thousands)	2018	2017
Land	$14,935	$15,120
Source of supply	51,077	38,448
Pumping	53,080	51,639
Water treatment	121,561	129,428
Transmission and distribution	646,081	605,587
General	97,798	88,492
Held for future use	304	219
Acquisition Adjustment	(1,616)	(1,644)
Total	$983,220	$927,289

The amounts of depreciable utility plant at December 31, 2018 and 2017 included in total utility plant were $865,374,000 and $830,907,000, respectively.  Non-depreciable plant is primarily funded through CIAC.

NOTE 11:  TAXES OTHER THAN INCOME TAXES

Taxes Other than Income Taxes consist of the following:

(in thousands)	2018	2017	2016
Municipal Property Taxes	$10,469	$9,580	$8,501
Payroll Taxes	1,405	1,361	1,295
Total Taxes Other than Income Taxes	$11,874	$10,941	$9,796

NOTE 12:  LONG-TERM COMPENSATION ARRANGEMENTS

The Company has accrued for long-term compensation arrangements as of December 31 as follows:

(in thousands)	2018	2017
Defined Benefit Pension Plan	$12,599	$15,486
Post-Retirement Benefit Other than Pension	5,204	5,060
Supplemental Executive Retirement Plan	9,144	8,796
Deferred Compensation	4,096	3,289
Other Long-Term Compensation	—	18
Total Long-Term Compensation Arrangements	$31,043	$32,649

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

CONNECTICUT WATER SERVICE, INC.

The targeted asset allocation ratios for those plans as set by the Committee at December 31:

	2018	2017
Equity	65%	65%
Fixed Income	35%	35%
Total	100%	100%

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

PENSION
Defined Benefit Plan – The Company and certain of its subsidiaries have a noncontributory defined benefit pension plan covering eligible employees (the “Retirement Plan”). In general, the Company’s funding policy is to contribute amounts as permitted by the applicable provisions of the Internal Revenue Code of 1986, as amended and the Employee Retirement Income Security Act of 1974, as amended, and as necessary on an actuarial basis to provide the Retirement Plan with assets sufficient to meet the pension benefits to be paid to the Retirement Plan’s participants; however, the contribution for any plan year is not less than the minimum required contribution nor greater than the maximum tax deductible contribution. The Company amortizes actuarial gains and losses over the average remaining service period of active participants.  A contribution of $3,807,000 was made in 2018 for the 2017 plan year.  The Company expects to make a contribution of approximately $4,050,000 in 2019 for the 2018 plan year.

The Retirement Plan was amended and restated effective January 1, 2015 to consolidate prior amendments and to comply with applicable legislative and regulatory developments. The ~~a~~mended and restated Retirement Plan was submitted to the IRS on January 29, 2016 with the Company’s application for a favorable determination letter. The Retirement Plan received a favorable determination letter from the IRS dated June 29, 2017. The January 1, 2015 amended and restated Retirement Plan was twice further amended, effective August 1, 2017 and effective December 1, 2018.

CONNECTICUT WATER SERVICE, INC.

The following tables set forth the benefit obligation and fair value of the assets of the Company’s defined benefit plans at December 31, the latest valuation date:

Pension Benefits (in thousands)	2018	2017
Change in benefit obligation:
Benefit obligation, beginning of year	$88,598	$79,307
Service cost	1,950	1,927
Interest cost	3,110	3,201
Actuarial loss (gain)	(7,853)	7,533
Benefits paid	(2,750)	(3,295)
Administrative expenses	(108)	(75)
Benefit obligation, end of year	$82,947	$88,598
Change in plan assets:
Fair value, beginning of year	$73,112	$62,679
Actual return on plan assets	(3,713)	10,832
Employer contributions	3,807	2,971
Benefits paid	(2,750)	(3,295)
Administrative expenses	(108)	(75)
Fair value, end of year	$70,348	$73,112
Funded Status	$(12,599)	$(15,486)
Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$—	$—
Current liability	—	—
Non-current liability	(12,599)	(15,486)
Net amount recognized	$(12,599)	$(15,486)

The accumulated benefit obligation for all defined benefit pension plans was approximately $75,688,000 and $79,352,000 at December 31, 2018 and 2017, respectively.

Weighted-average assumptions used to determine benefit obligations at December 31:	2018	2017
Discount rate	4.25%	3.60%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2018	2017	2016
Discount rate	3.60%	4.10%	4.30%
Expected long-term return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	4.00%	4.00%	4.00%

The Company based its discount rate assumptions the FTSE Above Median AA Curve (formerly the Citigroup Above Median AA Curve).

CONNECTICUT WATER SERVICE, INC.

The following table shows the components of periodic benefit costs:

Pension Benefits (in thousands)	2018	2017	2016
Components of net periodic benefit costs
Service cost	$1,950	$1,927	$1,895
Interest cost	3,110	3,201	3,212
Expected return on plan assets	(4,662)	(4,291)	(4,080)
Amortization of:
Prior service cost	15	16	16
Net loss	2,598	2,064	2,049
Net Periodic Pension Benefit Costs	$3,011	$2,917	$3,092

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory asset:

Pension Benefits (in thousands)	2018	2017
Change in net loss	$560	$1,104
Change in prior service cost	—	—
Other - regulatory action	—	—
Amortization of prior service cost	(15)	(16)
Amortization of net loss	(2,547)	(2,015)
Total recognized to Regulatory Asset	$(2,002)	$(927)

The following table shows the other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (“OCI”):

Pension Benefits (in thousands)	2018	2017
Change in net (gain) loss	$(38)	$(112)
Change in prior service cost	—	—
Amortization of prior service cost	—	—
Amortization of net loss	(51)	(49)
Total recognized to OCI	$(89)	$(161)

Amounts Recognized as a Regulatory Asset at December 31: (in thousands)	2018	2017
Prior service cost	$39	$55
Net loss	9,298	11,284
Total Recognized as a Regulatory Asset	$9,337	$11,339

Amounts Recognized in OCI at December 31: (in thousands)	2018	2017	2016
Transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net loss	65	154	315
Total Recognized in Other Comprehensive Income	$65	$154	$315

Estimated Net Periodic Benefit Cost Amortizations for the periods January 1 - December 31,: (in thousands)	2019
Amortization of transition obligation	$—
Amortization of prior service cost	15
Amortization of net loss	1,572
Total Estimated Net Periodic Benefit Cost Amortizations	$1,587

CONNECTICUT WATER SERVICE, INC.

Plan Assets
The Company’s pension plan weighted-average asset allocations at December 31, 2018 and 2017 by asset category were as follows:

	2018	2017
Equity	61%	65%
Fixed Income	39%	35%
Total	100%	100%

See Note 6, “Fair Value of Financial Instruments”, for discussion on how fair value is determined.  The fair values of the Company’s pension plan assets at December 31, 2018 and 2017 were as follows:

2018
(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$1,452	$—	$—
Mutual Funds:
Fixed Income Funds (1)	25,645	—	—
Equity Funds (2)	43,251	—	—
Total	$70,348	$—	$—

2017
(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market Fund	$1,579	$—	$—
Mutual Funds:
Fixed Income Funds (1)	23,752	—	—
Equity Funds (2)	47,781	—	—
Total	$73,112	$—	$—

(1)	Mutual funds consisting primarily of fixed income securities.

(2)	Mutual funds consisting primarily of equity securities.

The plan’s expected future benefit payments are:

(in thousands)
2019	$4,881
2020	5,132
2021	5,194
2022	5,129
2023	5,166
Years 2024 – 2028	27,908

POST-RETIREMENT BENEFITS OTHER THAN PENSION (“PBOP”) – In addition to providing pension benefits, Connecticut Water and Maine Water, provide certain medical, dental and life insurance benefits to retired employees partially funded by a 501(c)(9) Voluntary Employee Beneficiary Association Trust.  Covered employees may become eligible for these benefits if they retire on or after age 55 with 10 years of service.  The contribution for calendar years 2018 and 2017 was $11,000 and $12,000, respectively.

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

A former subsidiary company, Barnstable Holding, which was dissolved effective December 29, 2016, also provided certain health care benefits to eligible retired employees. These health care benefits to former employees are now the responsibility of the Company. Former employees of Barnstable Holding became eligible for these benefits if they retired on or after age 65 with at least 15 years of service.  Post-65 medical coverage was provided for retired employees up to a maximum coverage of $500 per quarter. Barnstable Holding’s PBOP currently is not funded.  Barnstable Holding no longer has any employees; therefore, no new participants will be entering Barnstable Holding’s PBOP.  The tables below do not include Barnstable Holding’s PBOP.  Barnstable Holding’s PBOP had a Benefit Obligation of $28,000 and $47,000 at December 31, 2018 and 2017, respectively.  Additionally, this plan did not hold any assets as of December 31, 2018 and 2017.  Barnstable Holding’s PBOP’s net periodic benefit costs were less than $1,000 in 2018 and 2017.

The following tables set forth the benefit obligation and fair value of the assets of Connecticut Water and Maine Water’s PBOP at December 31, the latest valuation date:

PBOP Benefits (in thousands)	2018	2017
Change in benefit obligation:
Benefit obligation, beginning of year	$14,473	$13,542
Service cost	322	335
Interest cost	504	511
Plan participant contributions	148	163
Actuarial (gain) loss	(1,196)	384
Benefits paid	(425)	(462)
Benefit obligation, end of year	$13,826	$14,473
Change in plan assets:
Fair value, beginning of year	$9,460	$8,345
Actual return on plan assets	(544)	1,402
Employer contributions	11	12
Plan participant contributions	148	163
Benefits paid	(425)	(462)
Fair value, end of year	$8,650	$9,460
Funded Status	$(5,176)	$(5,013)
Amount Recognized in Consolidated Balance Sheets Consisted of:
Non-current asset	$—	$—
Current liability	—	—
Non-current liability	(5,176)	(5,013)
Net amount recognized	$(5,176)	$(5,013)

Weighted-average assumptions used to determine benefit obligations at December 31:	2018	2017
Discount rate	4.15%	3.50%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2018	2017	2016
Discount rate	3.50%	3.95%	4.15%
Expected long-term return on plan assets	4.50%	4.50%	4.50%

CONNECTICUT WATER SERVICE, INC.

The Company based its discount rate assumptions the FTSE Above Median AA Curve (formerly the Citigroup Above Median AA Curve).

The following table shows the components of periodic benefit costs:

PBOP Benefits (in thousands)	2018	2017	2016
Components of net periodic benefit costs
Service cost	$322	$335	$376
Interest cost	504	511	541
Expected return on plan assets	(372)	(354)	(341)
Other	—	225	225
Amortization of:
Prior service credit	(1)	(181)	(400)
Recognized net loss	(1)	(78)	39
Net Periodic Post Retirement Benefit Costs	$452	$458	$440

The following table shows the other changes in plan assets and benefit obligations recognized as a regulatory liability:

PBOP Benefits (in thousands)	2018	2017
Change in net gain	$(279)	$(664)
Amortization of prior service cost	1	181
Amortization of net loss	1	78
Other regulatory amortization	3	(67)
Total recognized to Regulatory Liability	$(274)	$(472)

Amounts Recognized as a Regulatory Liability at December 31: (in thousands)	2018	2017
Transition obligation	$—	$—
Prior service cost	—	(1)
Net loss	(1,395)	(1,116)
Other regulatory asset	190	186
Total Recognized as a Regulatory Liability	$(1,205)	$(931)

The “Other regulatory amortization” and “Other regulatory asset” shown above refers to costs whose recovery was authorized by PURA and MPUC with the adoption of Statement of Financial Accounting Standard 106, “Employers’ Accounting for Post-Retirement Benefits Other than Pension”, now Topic No. 715. There were no other changes in plan assets and benefit obligations recognized as a regulatory asset.

Estimated Benefit Cost Amortizations for the periods January 1 - December 31:(in thousands)	2019
Amortization of transition obligation	$—
Amortization of prior service credit	—
Amortization of net loss	(147)
Total Estimated Net Periodic Benefit Cost Amortizations	$(147)

CONNECTICUT WATER SERVICE, INC.

Assumed health care cost trend rates at December 31:	2018		2017
	Medical	Dental	Medical	Dental
Health care cost trend rate assumed for next year (1)	8.00%	8.00%	8.25%	8.25%
Rate to which the cost trend rate is assumed to decline	4.50%	4.50%	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2026	2026	2025	2025

(1) – Twenty-five basis point trend rate from 2017 to 2018.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects on Connecticut Water and Maine Water’s plan and would have no impact on the Barnstable Holding plan:

(in thousands)	1 Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$40	$(36)
Effect on post-retirement benefit obligation	$581	$(550)

Plan Assets
Connecticut Water and Maine Water’s other post-retirement benefit plan weighted-average asset allocations at December 31, 2018 and 2017 by asset category were as follows:

	2018	2017
Equity	65%	69%
Fixed Income	35%	31%
Total	100%	100%

See Note 6, “Fair Value of Financial Instruments”, for discussion on how fair value is determined.  The fair values of the Company’s PBOP assets at December 31, 2018 and 2017 were as follows:

2018
(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market	$302	$—	$—
Mutual Funds:
Fixed Income Funds (1)	2,758	—	—
Equity Funds (2)	5,590	—	—
Total	$8,650	$—	$—

CONNECTICUT WATER SERVICE, INC.

2017
(in thousands)	Level 1	Level 2	Level 3
Asset Type:
Money Market	$139	$—	$—
Mutual Funds:
Fixed Income Funds (1)	2,821	—	—
Equity Funds (2)	6,500	—	—
Total	$9,460	$—	$—

(1)	Mutual funds consisting primarily of fixed income securities.

(2)	Mutual funds consisting primarily of equity securities.

Cash Flows
The Company contributed $11,000 to its other post-retirement benefit plan in 2018 for plan year 2018.  The Company does not expect to make a contribution in 2019 for plan year 2019.

Expected future benefit payments are:

(in thousands)
2019	$556
2020	630
2021	703
2022	751
2023	839
Years 2024 – 2028	5,027

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (“SERP”) – The Company and certain of its subsidiaries provide additional pension benefits to senior management through supplemental executive retirement contracts.  The additional pension supplement from the SERP results in participants receiving the same overall relative benefit as other eligible employees enrolled in the Company’s pension plan. At December 31, 2018 and 2017, the actuarial present values of the projected benefit obligation of these contracts were $9,087,000 and $8,718,000, respectively.  Expense associated with these contracts was approximately $865,000 for 2018, $970,000 for 2017, and $1,012,000 for 2016 and is reflected in “Other Income (Deductions), Net of Taxes” in the Consolidated Statements of Income.

Included in “Other Property and Investments” at December 31, 2018 and 2017 is $6,073,000 and $6,688,000 of investments purchased by the Company to fund these obligations, primarily consisting of life insurance contracts.  The remaining assets are carried at cash surrender value and are included in Note 6, “Fair Value of Financial Instruments”.

SAVINGS PLAN (“401(k)”) – The Company and certain of its subsidiaries maintain the Savings Plan of the Connecticut Water Company (the “Savings Plan”), a 401(k) employee savings plan which allows participants to contribute on a pre-tax basis between 1% and 50% of pre-tax compensation, plus for those aged 50 years and older before the end of the plan year, catch-up contributions as allowed by law. Effective January 1, 2009, the Company changed the Savings Plan to meet the requirements of a special IRC safe harbor. Under the provisions of the safe harbor Savings Plan, as amended and restated effective January 1, 2012, the Company makes an automatic contribution of 3% of eligible compensation for all eligible employees, even if the employees do not elect to make their own contributions. For employees hired on or after January 1, 2009 and ineligible to participate in the Company’s defined benefit pension plan, the Company contributes an additional 1.5% of eligible compensation. The Savings Plan was amended and restated, effective as of January 1, 2016, in order to bring all previous amendments under one, updated plan document. The Savings Plan was amended effective February 27, 2017 and July 1, 2017, to allow eligible employees of HVWC and Avon Water, respectively, to participate. The Savings Plan was amended effective May 1, 2018 to add an automatic enrollment feature, automatic escalation of salary deferrals, and a Roth contribution feature, and to reduce the service required to make elective deferrals from six months to 30 days. The Company’s Board of Directors has approved certain changes to the Savings Plan’s hardship distribution provisions, effective January 1, 2019, pursuant to the applicable provisions of the Bipartisan Budget Act of 2018, and those changes will be memorialized in a written

CONNECTICUT WATER SERVICE, INC.

plan amendment to be prepared by the Savings Plan’s volume submitter plan document provider. The Company contribution charged to expense in 2018, 2017, and 2016 was $786,000, $750,000, and $663,000, respectively.

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

The Company’s 2014 Performance Stock Program (“2014 PSP”), approved by shareholders in 2014, authorizes the issuance of up to 450,000 shares of Company Common Stock.  As of December 31, 2018, there were 339,740 shares available for grant and payment of dividend equivalents on shares previously awarded under the 2014 PSP. There are five forms of awards available under the 2014 PSP: Restricted Stock, Performance Shares, Cash Units, Stock Appreciation Rights (“SAR”) and Other Awards, including Restricted Stock Units.

The Company’s 2004 Performance Stock Program (“2004 PSP”), approved by shareholders in 2004, authorized the issuance of up to 700,000 shares of Company Common Stock.  As of December 31, 2018, there were 257,688 shares available for payment of dividend equivalents on shares previously awarded under the 2004 PSP.

Under the original Plan (“1994 PSP”) there were 700,000 shares authorized for issuance and 217,873 shares available for payment of dividend equivalents on shares previously awarded under the 1994 PSP as performance shares at December 31, 2018.

Under the 2014 PSP, restricted shares of Common Stock, common stock equivalents, cash units, SAR or other awards may be awarded annually to officers and key employees.  Based upon the occurrence of certain events, including the achievement of goals established by the Compensation Committee, the restrictions on the stock can be removed. Amounts charged to expense on account of restricted shares of Common Stock, common stock equivalents or cash units pursuant to the 2014 PSP, 2004 PSP and 1994 PSP were $1,925,000, $1,554,000, and $948,000, for 2018, 2017, and 2016, respectively.

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

Restricted Stock and Common Stock Equivalents (Performance-Based) – The following tables summarize the performance-based restricted stock amounts and activity for the years ended December 31, 2018 and 2017:

	2018		2017
	Number of Shares	Grant Date Weighted Average Fair Value	Number of Shares	Grant Date Weighted Average Fair Value
Non-vested at beginning of year	20,535	$41.94	35,142	$37.66
Granted	15,781	52.78	9,719	53.73
Vested	(7,586)	48.47	(13,306)	38.50
Forfeited	(354)	53.73	(11,020)	42.84
Non-vested at end of year	28,376	$46.08	20,535	$41.94

Upon meeting specific performance targets, approximately 5,000 shares, reduced for actual performance targets achieved in 2018, will begin vesting in the first quarter of 2019 and the remaining earned shares will vest over two years.  The cost is being

CONNECTICUT WATER SERVICE, INC.

recognized ratably over the vesting period.  The aggregate intrinsic value of performance-based restricted stock as of December 31, 2018 was $803,000.

NOTE 14: REVENUES FROM CONTRACTS WITH CUSTOMERS

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

CONNECTICUT WATER SERVICE, INC.

Disaggregation of Revenue
The following table disaggregates our revenue by major source and customer class (in thousands):

	2018	2017	2016
Water Operations
Residential	$64,294	$60,383	$59,320
Commercial	14,131	13,176	12,144
Industrial	3,189	3,090	3,150
Public Authority	3,634	3,690	3,476
Fire Protection	20,349	19,532	18,334
Other (including non-metered accounts)	3,110	3,136	1,350
Water Operations Revenues from Contracts with Customers	108,707	103,007	97,774
Alternative Revenue Program	7,958	4,047	893
Other	1,639	1,471	1,334
Total Revenue from Water Operations	118,304	108,525	100,001
Services and Rentals
Contract Operations	2,478	2,505	2,709
Linebacker	2,532	2,481	2,516
Services and Rentals Revenues from Contracts with Customers	5,010	4,986	5,225
Other	172	126	82
Total Revenue from Services and Rentals	5,182	5,112	5,307
Total Revenue from Real Estate Transactions	1,350	212	8

Total Revenues from Contracts with Customers	113,717	107,993	102,999

Total Revenue	$124,836	$113,849	$105,316

The following table shows the components of Accounts Receivable and Accrued Unbilled Revenues related to revenues from contracts with customers, as of December 31:

	2018	2017
Accounts Receivable
Water Operations Segment	$11,890	$12,885
Services and Rentals Segment	238	107
Accounts Receivable from Contracts with Customers	12,128	12,992
Other accounts receivable	2,041	1,973
Total Accounts Receivable	$14,169	$14,965

Accrued Unbilled Revenues from Contracts with Customers	$10,011	$8,481

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

CONNECTICUT WATER SERVICE, INC.

The Company’s customers are primarily billed quarterly in cycles having billing dates that do not generally coincide with the end of a fiscal quarter. This results in customers having received water or wastewater services that they have not been billed for as of a given period’s end. The Company estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class.

NOTE 15: SEGMENT REPORTING

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

Financial data for reportable segments is as follows:

(in thousands)	Revenues	Depreciation	Other Operating Expenses	Other Income (Deductions)	Interest Expense (net of AFUDC)	Income Taxes	Net Income (Loss)
For the year ended December 31, 2018
Water Operations	$118,304	$18,692	$64,042	$(13,608)	$10,659	$(2,956)	$14,259
Real Estate Transactions	1,350	—	416	—	—	305	629
Services and Rentals	5,182	5	2,901	—	—	469	1,807
Total	$124,836	$18,697	$67,359	$(13,608)	$10,659	$(2,182)	$16,695
For the year ended December 31, 2017
Water Operations	$108,525	$16,684	$59,068	$(1,682)	$8,067	$(830)	$23,854
Real Estate Transactions	212	—	157	—	—	22	33
Services and Rentals	5,112	5	2,964	—	—	976	1,167
Total	$113,849	$16,689	$62,189	$(1,682)	$8,067	$168	$25,054
For the year ended December 31, 2016
Water Operations	$100,001	$13,905	$54,100	$(1,822)	$5,718	$2,234	$22,222
Real Estate Transactions	8	—	4	—	—	58	(54)
Services and Rentals	5,307	25	3,189	—	—	874	1,219
Total	$105,316	$13,930	$57,293	$(1,822)	$5,718	$3,166	$23,387

The Revenues shown in Water Operations above consist of revenues from water and wastewater customers of $116,665,000, $107,054,000 and $98,667,000 in the years 2018, 2017, and 2016, respectively.  Additionally, there were revenues associated with utility plant leased to others of $1,639,000, $1,471,000 and $1,334,000 in the years 2018, 2017, and 2016, respectively which are reflected in “Other Utility Income, Net of Taxes” on the Consolidated Statements of Income. The revenues from water and wastewater customers for the years ended December 31, 2018, 2017, and 2016 include $8,197,000, $4,286,000 and $1,132,000 in additional revenues related to the implementation of the WRA, respectively.

CONNECTICUT WATER SERVICE, INC.

The table below shows assets by segment at December 31:

in thousands):	2018	2017
Total Plant and Other Investments:
Water	$748,374	$707,362
Non-Water	1,114	1,023
Total Plant and Other Investments	749,488	708,385
Other Assets:
Water	199,955	188,590
Non-Water	2,426	1,808
Total Other Assets	202,381	190,398
Total Assets	$951,869	$898,783

NOTE 16: ACQUISITIONS

The Heritage Village Water Company Acquisition
As previously announced on May 10, 2016, the Company announced that it had reached an agreement to acquire HVWC, pending a vote of HVWC shareholders, approval by PURA and MPUC and the satisfaction of other various closing conditions, pursuant to the terms of Agreement and Plan of Merger dated May 10, 2016 between and among HVWC, the Company, and HAC, Inc., the Company’s wholly-owned Connecticut subsidiary (the “Merger Agreement”). HVWC serves approximately 4,700 water customers in the Towns of Southbury, Middlebury, and Oxford, Connecticut and approximately 3,000 wastewater customers in the Town of Southbury, Connecticut.

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

The Avon Water Company Acquisition
As previously announced on October 12, 2016, the Company announced that it had reached an agreement to acquire Avon Water, pending a vote of Avon Water shareholders, approval by PURA and the MPUC and the satisfaction of other various closing conditions, pursuant to the terms of that certain Agreement and Plan of Merger dated October 11, 2016 as amended on March 29, 2017 between and among Avon Water, the Company, and WC-A I, Inc., the Company’s wholly-owned Connecticut subsidiary (the “Merger Agreement”). Avon Water serves approximately 4,800 customers in the Farmington Valley communities of Avon, Farmington, and Simsbury, Connecticut.

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

CONNECTICUT WATER SERVICE, INC.

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

CONNECTICUT WATER SERVICE, INC.

The following unaudited pro forma summary for the years ended December 31, 2018, 2017, and 2016 presents information as if HVWC and Avon Water had each been acquired on January 1, 2016 and assumes that there were no other changes in our operations.  The following pro forma information does not necessarily reflect the actual results that would have occurred had the Company operated the businesses since January 1, 2016, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

	2018	2017	2016
Operating Revenues	$116,665	$109,715	$107,309
Other Water Activities Revenues	1,639	1,554	1,498
Real Estate Revenues	1,350	212	8
Service and Rentals Revenues	5,182	5,121	5,417
Total Revenues	$124,836	$116,602	$114,232

Net Income	$16,695	$25,040	$24,300

Basic Earnings per Average Share Outstanding	$1.40	$2.12	$2.06
Diluted Earnings per Average Share Outstanding	$1.38	$2.08	$2.02

The following table summarizes the results of HVWC and Avon Water from the dates of acquisition to December 31, 2018 (from February 27, 2017 for HVWC and July 1, 2017 for Avon Water) and is included in the Consolidated Statement of Income for the period (in thousands):

	2018	2017
Operating Revenues	$8,616	$5,802
Other Water Activities Revenues	133	74
Real Estate Revenues	—	—
Service and Rentals Revenues	83	28
Total Revenues	$8,832	$5,904

Net Income	$355	$1,519

Basic Earnings per Average Share Outstanding	$0.03	$0.13
Diluted Earnings per Average Share Outstanding	$0.03	$0.13

CONNECTICUT WATER SERVICE, INC.

NOTE 17:  COMMITMENTS AND CONTINGENCIES

Water Supply – Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and remains in effect for a minimum of fifty years upon the effective date. Connecticut Water will pay RWA $75,000 per year, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement. Connecticut Water has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water agrees to purchase 283 million gallons of water annually from MDC. Connecticut Water has a 99 year lease with 19 Perry Street to obtain well water for its public water supply system. The agreement became effective in 1975 and is based on current water rates in effect each year. There is no limitation on the amount of water that can be withdrawn from the leased property. Maine Water has an agreement with the Kennebec Water District for potable water service. The agreement was extended and became effective on November 7, 2015 for a new term of 5 years. Water sales to Maine Water are billed at a flat rate per gallon plus the monthly minimum tariff rate for a 4-inch metered service. During 2018, 2017, and 2016, the Company spent $1,823,000, $1,532,000 and $1,556,000, respectively, on water purchased under these agreements. The Company’s expected payments related to these agreements for the years 2019 through 2023 will be as follows:

(in thousands)
2019	$1,867
2020	$1,846
2021	$1,794
2022	$1,853
2023	$1,913

Reviews by Taxing Authorities – On its 2012 Federal tax return, filed in September 2013, Connecticut Water filed a change in accounting method to adopt the IRS temporary tangible property regulations. On its 2013 Federal tax return, filed in September 2014, Maine Water filed the same change in accounting method. This method change allowed the Company to take a current year deduction for expenses that were previously capitalized for tax purposes. Since the filing of the 2012 tax return, the IRS has issued final regulations. While the Company maintains the belief that the deduction taken on its tax return is appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities. Provisions for uncertain tax positions were recorded to reflect the possible challenge of the Company’s methodology for determining its repair deduction as required by FASB ASC 740. During the quarter ended September 30, 2018, $1.3 million was reversed due to statute expiration. During the year ended December 31, 2018, in conjunction with its review of the impacts of the Tax Act, the Company reviewed its provision associated with the repair deduction. Should the IRS challenge the Company’s tax treatment, and ultimately disallow a portion of the repair deduction, the Company expects the net operating loss carryforwards to offset any resulting liability. During the year ended December 31, 2018, a portion of the provision in the amount of $980,000 was reversed to reflect the offset by the remeasured net operating loss deferred tax asset. In addition, as required by FASB ASC 740, during the year ended December 31, 2018, the Company recorded a provision of $1.0 million for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $4.6 million in the prior year for a cumulative total of $3.3 million.

The Company remains subject to examination by federal and state tax authorities for the 2015 through 2017 tax years. On April 26, 2017, Avon Water was notified by the IRS that its stand-alone Federal tax filing for 2015 was selected to be reviewed beginning in the second quarter of 2017. On March 20, 2018, Avon Water received a notice of adjustment from the IRS related to the Federal tax audit for the tax years ended December 31, 2015 and 2016. As a result, a reduction in net operating loss carryover of $56,000 was recorded during the year ended December 31, 2018.

Purchases of Equity Securities by the Company – In May 2005, the Company adopted a common stock repurchase program (“Share Repurchase Program”).  The Share Repurchase Program allows the Company to repurchase up to 10% of its outstanding common stock, at a price or prices that are deemed appropriate.  As of December 31, 2018, no shares have been repurchased. Currently, the Company has no plans to repurchase shares under the Share Repurchase Program.

Environmental and Water Quality Regulation – The Company is subject to environmental and water quality regulations.  Costs to comply with environmental and water quality regulations are substantial.  We are presently in compliance

CONNECTICUT WATER SERVICE, INC.

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

Rate Relief – The rates we charge our water and wastewater customers in Connecticut and Maine are established under the jurisdiction of and are approved by PURA and MPUC, respectively.  It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return.  The Regulated Companies’ allowed returns on equity and allowed returns on rate base are as follows:

As of December 31, 2018	Allowed Return on Equity	Allowed Return on Rate Base
Connecticut Water	9.75%	7.32%
HVWC (blended water and wastewater rates)	10.10%	7.19%
Avon Water	10.00%	7.79%
Maine Water	9.50%	7.96%

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

Capital Expenditures – The Company has received approval from its Board of Directors to spend $85.7 million on capital expenditures in 2019, in part to fund improvements to water treatment plants and increased spending related to infrastructure improvements.

NOTE 18:  QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data for the years ended December 31, 2018 and 2017 appears below:

(in thousands, except for per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2018	2017	2018	2017	2018	2017	2018	2017
Operating Revenues	$24,853	$22,463	$29,904	$27,902	$36,269	$31,797	$25,639	$24,892
Total Utility Operating Income	4,545	5,518	9,827	10,839	17,564	12,809	5,243	5,950
Net (Loss) Income	(1,227)	4,068	4,729	8,418	13,663	10,716	(470)	1,852
Basic (Loss) Earnings per Common Share	(0.10)	0.36	0.39	0.75	1.15	0.92	(0.04)	0.14
Diluted (Loss) Earnings per Common Share	(0.10)	0.36	0.39	0.73	1.13	0.90	(0.04)	0.14

Exhibit Number	Description
2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of August 5, 2018, by and among the Company and Merger Sub (Exhibit 2.1 to Form 8-K filed August 6, 2018).
3.1	Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated May 11, 1998 (Exhibit 3.1 to Form 10-K for year ended December 31, 1998).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 27, 1998 (Exhibit 3 to Form 8-K filed September 25, 1998).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001.
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

10.14	First Amendment to Employment Agreement between the Company, the Maine Water Company and Judy E. Wallingford, dated March 8, 2013 (Exhibit 10.18 to Form 10-K for the year ended December 31, 2012).
10.15	Form of First Amendment to Amended and Restated Employment Agreement (Messrs. Benoit and Bancroft, and Ms. Westbrook) (Exhibit 10.1 to Form 8-K filed on 4/3/14).
10.16	Form of Second Amendment to Employment Agreement (Ms. Johnson) (Exhibit 10.2 to Form 8-K filed on 4/3/14).
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
c)  Kristen A. Johnson
d)  Maureen P. Westbrook

10.19
Form of amendment to Deferred Compensation Agreement, dated as of December 30, 2011, with the following Company officers (Exhibit 10.20b to Form 10-K for the year ended December 31, 2011):
a) David C. Benoit
b) Maureen P. Westbrook
c) Kristen A. Johnson

10.20	Deferred Compensation agreement between The Connecticut Water Company and Robert J. Doffek, dated December 10, 2015, effective December 31, 2015 (Exhibit 10.1 to Form 10-Q filed on May 9, 2016).
10.21	Connecticut Water Company Deferred Compensation Plan, effective January 1, 2017 (Exhibit 10.1 to Form 8-K filed on Dec. 16, 2016).
10.22	Form of amendment to Deferred Compensation Agreement, between the Connecticut Water Company and certain executive officers of the Company (Exhibit 10.2 to Form 8-K filed on Dec. 16, 2016).
10.23	Employment agreement among the Company, The Connecticut Water Company and Craig J. Patla, dated April 1, 2014 (Exhibit 10.2 to Form 10-Q filed on 5/8/14).
10.24	Deferred compensation agreement among the Company, The Connecticut Water Company and Craig J. Patla, dated April 1, 2014 (Exhibit 10.3 to Form 10-Q filed on 5/8/14).
10.25	Master Loan Agreement and Promissory Note between Connecticut Water Service, Inc. and CoBank, ACB, dated June 29, 2009. (Exhibit 10.1 to Form 8-K filed on July 2, 2009)
10.26	First Amendment to Promissory Note and Supplement, dated July 26, 2011, between Connecticut Water Service, Inc. and CoBank ACB (Exhibit 10.1 to Form 8-K filed on July, 29 2011).
10.27	Amendment to the Master Loan Agreement between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.1 to Form 8-K filed on January, 3 2012).
10.28	Promissory Note and Single Advance Term Loan Supplement (Loan 1) between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.2 to Form 8-K filed on January 3, 2012).
10.29	Promissory Note and Single Advance Term Loan Supplement (Loan 2) between Connecticut Water Service, Inc. and CoBank, ACB, dated January 1, 2012 (Exhibit 10.3 to Form 8-K filed on January 3, 2012).
10.30	Amended and Restated Promissory Note and Supplement, by and between the Company and CoBank, ACB, dated August 6, 2014 (filed as Exhibit 10.2 to Form 10-Q filed on 8/8/14).
10.31	Line of credit agreement dated August 12, 2009 between RBS Citizens, National Association and Connecticut Water Service, Inc. (Exhibit 10.2 to Form 10-Q for the quarter ending September 30, 2009).

10.32	Letter Amendment dated May 5, 2010 between RBS Citizens, National Association and Connecticut Water Service, Inc. (Exhibit 10.2 to Form 10-Q filed on 5/7/10).
10.33	Second Amendment to RBS Citizens Line of Credit Agreement, dated June 1, 2011. (Exhibit 10.22b of the Form 10-K for the year ended December 31, 2011).
10.34	Letter Agreement between Connecticut Water Service, Inc. and RBS Citizens, National Association, dated April 25, 2016 (Exhibit 10.1 to Form 8-K filed on April 28, 2016).
10.35	Fourth Allonge to Demand Promissory Note, dated April 25, 2016 (Exhibit 10.2 to Form 8-K filed on April 28, 2016).
10.36
Third Amendment to 2009 Promissory Note and Supplement, between Connecticut Water Service, Inc. and CoBank, dated September 4, 2012 (Exhibit 10.1 to current report on Form 8-K filed on Sept. 10, 2012).

10.37
First Amendment to 2012 Promissory Note and Supplement, between Connecticut Water Service, Inc. and CoBank, ACB, dated September 4, 2012 (Exhibit 10.2 to current report on Form 8-K filed on Sept. 10, 2012).

10.38	Letter Agreement between Connecticut Water Service, Inc. and RBS Citizens, National Association, dated October 12, 2012 (Exhibit 10.1 to current report on Form 8-K dated Oct. 18, 2012).
10.39	Third Allonge to Demand Promissory Note, dated October 12, 2012 (Exhibit 10.2 to current report on Form 8-K dated Oct. 18, 2012).
10.40	Master Loan Agreement between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.1 to current report on Form 8-K filed on Nov. 2, 2012).
10.41	Promissory Note and Single Advance Term Loan Supplement (Loan 1) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.2 to Form 8-K filed on Nov. 2, 2012).
10.42	Promissory Note and Single Advance Term Loan Supplement (Loan 2) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.3 to Form 8-K filed on Nov. 2, 2012).
10.43	Promissory Note and Single Advance Term Loan Supplement (Loan 3) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.4 to Form 8-K filed on Nov. 2, 2012).
10.44	Promissory Note and Single Advance Term Loan Supplement (Loan 4) between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012 (Exhibit 10.5 to Form 8-K filed on Nov. 2, 2012).
10.45	Promissory Note and Single Advance Term Loan Supplement between The Connecticut Water Company and CoBank, ACB, dated June 1, 2016 (Exhibit 10.1 to Form 8-K filed on June 2, 2016).
10.46	Second Amendment to Guarantee of Payment (Limited) by Connecticut Water Service, Inc., dated June 1, 2016 (Exhibit 10.2 to Form 8-K filed on June 2, 2016).
10.47	Promissory Note and Single Advance Term Loan Supplement between The Connecticut Water Company and CoBank, ACB, dated July 7, 2016 (Exhibit 10.1 to Form 8-K filed on July 13, 2016).
10.48	Third Amendment to Guarantee of Payment (Limited) by Connecticut Water Service, Inc., dated July 7, 2016 (Exhibit 10.2 to Form 8-K filed on July 13, 2016).
10.49	Guarantee of Payment (Limited) by Connecticut Water Service, Inc., dated October 29, 2012 (Exhibit 10.6 to Form 8-K filed on Nov. 2, 2012).
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

10.54	Promissory Note and Single Advance Term Loan Supplement between the Maine Water Company and CoBank, ACB, dated as of January 10, 2017 (Exhibit 10.3 to Form 8-K filed on Jan. 11, 2017).
10.55	Promissory Note and Single Advance Term Loan Supplement between The Connecticut Water Company and CoBank, ACB, dated March 5, 2013 (Exhibit 10.1 to Form 8-K filed on March 6, 2013).
10.56	Amendment to Guarantee of Payment (Limited) by Connecticut Water Service, Inc., dated March 5, 2013(Exhibit 10.2 to Form 8-K filed on March 6, 2013).
10.57	Loan Agreement by and between The Maine Water Company and Maine Municipal Bond Bank dated June 3, 2013 (Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2013).
10.58	Loan Agreement by and between The Maine Water Company and Maine Municipal Bond Bank dated March 17, 2015 (Exhibit 10.1 to the Company’s Form 8-K filed on March 18, 2015).

10.59	Loan Agreement by and between The Maine Water Company and Maine Municipal Bond Bank dated November 25, 2015 (Exhibit 10.1 to the Company’s Form 8-K filed on November 30, 2015).
10.60	Purchase and Sale Agreement The Maine Water Company and the Coastal Mountains Land Trust, dated March 10, 2016 (Exhibit 10.58 to the Company’s 2015 Form 10-K filed on March 14, 2016).
10.61	Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit Sharing Plan, effective as of January 1, 2016 (Exhibit 10.59 to the Company’s 2015 Form 10-K filed on March 14, 2016).
10.62	Base Plan Document for Defined Contribution Plan, effective as of January 1, 2016 (Exhibit 10.60 to the Company’s 2015 Form 10-K filed on March 14, 2016).
21*	Connecticut Water Service, Inc. Subsidiaries Listing.
23*	Consent of Baker Tilly Virchow Krause, LLP, the Company’s current Independent Registered Public Accounting Firm.
24.1*	Power of Attorney of the directors of Connecticut Water Service, Inc.
31.1*	Rule 13a-14 Certification of David C. Benoit, President and Chief Executive Officer
31.2*	Rule 13a-14 Certification of Robert J. Doffek, Chief Financial Officer, Treasurer and Controller
32.1**	Certification of David C. Benoit, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Robert J. Doffek, Chief Financial Officer, Treasurer and Controller, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
Note:	Exhibits 10.1 through 10.24, 10.61 and 10.62 set forth each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

* = filed herewith
** = furnished herewith

ITEM 16.  FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTICUT WATER SERVICE, INC. Registrant
February 28, 2019	By /s/ David C. Benoit David C. Benoit President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Connecticut Water Service, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David C. Benoit David C. Benoit	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2019
/s/ Robert J. Doffek Robert J. Doffek	Chief Financial Officer, Treasurer and Controller (Principal Financial Officer and Principal Accounting Officer)	February 28, 2019

Signature	Title	Date
/s/ Richard H. Forde* Richard H. Forde	Director	February 28, 2019
/s/ Mary Ann Hanley* Mary Ann Hanley	Director	February 28, 2019
/s/ Heather Hunt* Heather Hunt	Director	February 28, 2019
/s/ Bradford A. Hunter* Bradford A. Hunter	Director	February 28, 2019
/s/ Lisa J. Thibdaue* Lisa J. Thibdaue	Director	February 28, 2019
/s/ Carol P. Wallace* Carol P. Wallace	Director	February 28, 2019
/s/ Ellen C. Wolf* Ellen C. Wolf	Director	February 28, 2019

* - By /s/ David C. Benoit David C. Benoit Attorney-in-fact

CONNECTICUT WATER SERVICE, INC. and SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance Beginning of Year	Beginning Balance Adjustments (1)	Additions Charged to Income	Deductions from Reserves(2)	Balance End of Year
Allowance for Uncollectible Accounts
Year Ended December 31, 2018	$1,265	$—	$364	$393	$1,236
Year Ended December 31, 2017	$1,100	$16	$495	$346	$1,265
Year Ended December 31, 2016	$947	$—	$558	$405	$1,100

(1) Represents beginning balance of HVWC acquired by the Company on February 27, 2017.
(2) Amounts charged off as uncollectible after deducting recoveries.