Form 10-Q
period 2019-03-31
CONNECTICUT WATER SERVICE INC / CT
filed 2019-05-08
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019 or

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	CTWS	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
12,063,252
Number of shares of common stock outstanding, April 1, 2019
(Includes 98,493 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
March 31, 2019

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	March 31, 2019	December 31, 2018
Utility Plant	$992,169	$983,220
Construction Work in Progress	15,200	14,765
	1,007,369	997,985
Accumulated Provision for Depreciation	(262,237)	(258,192)
Net Utility Plant	745,132	739,793
Other Property and Investments	12,540	11,501
Cash and Cash Equivalents	2,730	2,856
Accounts Receivable (Less Allowance, 2019 - $1,280; 2018 - $1,236)	12,645	14,169
Accrued Unbilled Revenues	9,763	10,011
Materials and Supplies, at Average Cost	1,675	1,679
Prepayments and Other Current Assets	13,302	9,943
Total Current Assets	40,115	38,658
Restricted Cash	965	—
Unrecovered Income Taxes - Regulatory Asset	78,429	75,763
Pension Benefits - Regulatory Asset	9,025	9,337
Post-Retirement Benefits Other Than Pension - Regulatory Asset	129	133
Goodwill	66,403	66,403
Deferred Charges and Other Costs	10,898	11,755
Total Regulatory and Other Long-Term Assets	165,849	163,391
Total Assets	$963,636	$953,343
CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2019 - 12,063,252; 2018 - 12,054,712	$190,899	$190,433
Retained Earnings	102,658	104,188
Accumulated Other Comprehensive (Loss)	(275)	(485)
Common Stockholders’ Equity	293,282	294,136
Long-Term Debt	257,382	257,511
Total Capitalization	550,664	551,647
Current Portion of Long-Term Debt	4,030	4,059
Interim Bank Loans Payable and Other Short-Term Debt	65,948	54,249
Accounts Payable and Accrued Expenses	7,186	13,782
Accrued Interest	1,663	1,531
Current Portion of Refund to Customers - Regulatory Liability	2,548	2,331
Other Current Liabilities	3,126	3,101
Total Current Liabilities	84,501	79,053
Advances for Construction	25,154	22,654
Deferred Federal and State Income Taxes	31,466	31,593
Unfunded Future Income Taxes	70,422	67,725
Long-Term Compensation Arrangements	31,698	31,043
Unamortized Investment Tax Credits	1,038	1,057
Excess Accumulated Deferred Income Tax - Regulatory Liability	29,469	29,611
Refund to Customers - Regulatory Liability	—	534
Other Long-Term Liabilities	3,418	3,345
Total Long-Term Liabilities	192,665	187,562
Contributions in Aid of Construction	135,806	135,081
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$963,636	$953,343

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)
(In thousands, except per share amounts)

	2019	2018
Operating Revenues	$26,246	$24,853
Operating Expenses
Operation and Maintenance	12,922	13,020
Depreciation	4,817	4,705
Income Tax Expense (Benefit)	212	(7)
Taxes Other Than Income Taxes	3,092	2,857
Total Operating Expenses	21,043	20,575
Net Operating Revenues	5,203	4,278
Other Utility Income, Net of Taxes	199	267
Total Utility Operating Income	5,402	4,545
Other (Deductions) Income, Net of Taxes
Gain on Real Estate Transactions	12	—
Non-Water Sales Earnings	486	396
Allowance for Funds Used During Construction	156	53
Merger and Acquisition Costs	(925)	(3,261)
Other	313	(346)
Total Other (Loss) Income, Net of Taxes	42	(3,158)
Interest and Debt Expense
Interest on Long-Term Debt	2,632	2,562
Other Interest Expense (Income), Net	507	1
Amortization of Debt Expense and Premium, Net	67	51
Total Interest and Debt Expense	3,206	2,614
Net Income (Loss)	2,238	(1,227)
Preferred Stock Dividend Requirement	—	9
Net Income (Loss) Applicable to Common Stock	$2,238	$(1,236)
Weighted Average Common Shares Outstanding:
Basic	11,962	11,862
Diluted	12,060	12,080
Earnings Per Common Share:
Basic	$0.19	$(0.10)
Diluted	$0.19	$(0.10)
Dividends Per Common Share	$0.3125	$0.2975

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)
(In thousands)

	2019	2018
Net Income (Loss)	$2,238	$(1,227)
Other Comprehensive Income, net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax (expense) of $(13) and $(13) in 2019 and 2018	37	34
Unrealized gain on investments, net of tax (expense) benefit of $(64) and $10 in 2019 and 2018	173	(26)
Other Comprehensive Income, net of tax	210	8
Comprehensive Income (Loss)	$2,448	$(1,219)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)
(In thousands, except per share amounts)

	2019	2018
Balance at Beginning of Period	$104,188	$102,417
Net Income (Loss)	2,238	(1,227)
	106,426	101,190
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share in 2018	—	3
Cumulative Preferred, Series $0.90, $0.225 per share in 2018	—	6
Common Stock - 2019 $0.3125 per share; 2018 $0.2975 per share	3,768	3,595
	3,768	3,604
Balance at End of Period	$102,658	$97,586

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)
(In thousands)

	2019	2018
Operating Activities:
Net Income (Loss)	$2,238	$(1,227)
Adjustments to Reconcile Net Income (Loss) to Net Cash and Cash Equivalents Provided by
Operating Activities:
Deferred Revenues	(871)	(103)
Provision for Deferred Income Taxes and Investment Tax Credits, Net	(341)	(124)
Allowance for Funds Used During Construction	(156)	(53)
Depreciation and Amortization (including $423 and $233 in 2019 and 2018, respectively, charged to other accounts)	5,240	4,938
Gain on Real Estate Transactions	(12)	—
Change in Assets and Liabilities:
Decrease in Accounts Receivable and Accrued Unbilled Revenues	1,772	2,431
Increase in Prepaid Income Taxes and Prepayments and Other Current Assets	(3,376)	(2,242)
Decrease in Other Non-Current Items	1,638	2,456
Decrease in Accounts Payable, Accrued Expenses and Other Current Liabilities	(554)	(3,873)
Total Adjustments	3,340	3,430
Net Cash and Cash Equivalents Provided by Operating Activities	5,578	2,203
Investing Activities:
Net Additions to Utility Plant	(14,823)	(6,933)
Net Cash and Cash Equivalents Used in Investing Activities	(14,823)	(6,933)
Financing Activities:
Net Proceeds from Interim Bank Loans	65,948	29,197
Net Repayment of Interim Bank Loans	(54,249)	(19,281)
Proceeds from the Issuance of Long-Term Debt	1,686	—
Costs to Issue Long-Term Debt and Common Stock	(17)	—
Proceeds from Issuance of Common Stock	278	380
Repayment of Long-Term Debt Including Current Portion	(1,224)	(1,151)
Advances from Others for Construction	1,430	(409)
Cash Dividends Paid	(3,768)	(3,604)
Net Cash and Cash Equivalents Provided by Financing Activities	10,084	5,132
Net Increase in Cash and Cash Equivalents	839	402
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	2,856	3,618
Cash and Cash Equivalents and Restricted Cash at End of Period	$3,695	$4,020
Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$1,140	$398
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$3,087	$2,506
State and Federal Income Taxes	$130	$120

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. (“CTWS” or the “Company”) and its wholly-owned subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Company’s primary operating subsidiaries are: The Connecticut Water Company (“Connecticut Water”), The Heritage Village Water Company (“HVWC”) and The Avon Water Company (“Avon Water”) in the State of Connecticut and The Maine Water Company (“Maine Water”) in the State of Maine (together, the “Regulated Companies”). The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “10-K”).

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

The Board of Directors approved, adopted and declared advisable the Revised Merger Agreement and the Merger and recommended that the Company’s shareholders approve the Revised Merger Agreement following a comprehensive review of the transaction. The Revised Merger Agreement was approved by the Company’s shareholders on November 16, 2018. The Merger is subject to certain customary closing conditions, including, among other things, approval of the Revised Merger Agreement by the Company’s shareholders (which was received on November 16, 2018) and regulatory approvals (including the approval of the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”)). The required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (the “HSR Act”), was terminated early on April 27, 2018, and the early termination expired on April 27, 2019. The Company and SJW re-filed the necessary notifications under the HSR Act on April 4, 2019, and the required waiting period was terminated early on April 15, 2019. On October 15, 2018, the Federal Communications Commission (“FCC”) consented to the joint application for transfer of control filed by the Company and SJW on October 4, 2018 and amended on October 12, 2018. On April 19, 2019, the FCC granted the Company and SJW’s request to extend the transfer of control deadline to October 20, 2019. No further clearance from the FCC is required.

On May 4, 2018, Maine Water filed with MPUC an application for approval of the Merger. On May 7, 2018, the Company and SJW filed with PURA a joint application for approval of the Merger. Following the start on May 31, 2018 of a 45-day go-shop process permitted by the First Amended and Restated Merger Agreement, the Company and SJW withdrew their joint PURA application on June 19, 2018, and filed a new joint application on July 18, 2018 following the end of the go-shop process. On January 9, 2019, the Company and SJW withdrew their current application before PURA and announced that they were continuing to evaluate their regulatory approach, including the possibility of submitting a new application to PURA in connection with the Merger. On January 23, 2019, Maine Water voluntarily requested to withdraw its application before MPUC, aligning the Maine regulatory process with the regulatory process in Connecticut. After a thorough review conducted by the management and boards of the Company and SJW, and with the support of their respective Connecticut regulatory counsel, the Company disclosed on February 21, 2019 that the companies decided to file new applications with PURA and MPUC which are intended to address PURA’s concerns. The Company and SJW filed a new joint application with PURA on

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

April 3, 2019, and Maine Water filed a new application with MPUC on May 3, 2019. PURA must make a ruling on the merger within 120 days after the filing of an application, unless the Company and SJW agree to an extension of the 120-day timeframe. MPUC must make a ruling on the merger within 60 days after the filing of an application, unless it determines that the necessary investigation cannot be concluded within 60 days, in which event it can extend the review period for up to an additional 120 days.

On July 20, 2018, the California Public Utilities Commission (“CPUC”) formally issued an Order Instituting Investigation (the “Order”) providing that CPUC will investigate whether the Merger is subject to CPUC approval and the Merger’s anticipated impacts within California. CPUC held a public participation hearing on January 31, 2019 in connection with the Order. By a letter dated February 21, 2019, SJW informed CPUC that it would file a new application with PURA in connection with the Merger. On March 4, 2019, CPUC suspended the Order pending a final decision by PURA. On April 19, 2019, the City of San José submitted a request to CPUC that it resume its investigation of the Merger.

Regulatory Matters

The rates we charge our water and waste water customers in Connecticut and Maine are established under the jurisdiction of and are approved by PURA and the MPUC, respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. The Regulated Companies’ allowed returns on equity and allowed returns on rate base are as follows:

As of March 31, 2019	Allowed Return on Equity	Allowed Return on Rate Base
Connecticut Water	9.75%	7.32%
HVWC (blended water and wastewater rates)	10.10%	7.19%
Avon Water	10.00%	7.79%
Maine Water	9.50%	7.96%

The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Each of Connecticut Water, HVWC, Avon Water and Maine Water are allowed, subject to regulatory approval, to add surcharges to customers’ bills in order to recover certain costs associated with approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments, in Connecticut, as discussed in more detail below. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of March 31, 2019, however, HVWC, as ordered by PURA, began to utilize Water Revenue Adjustments for water and wastewater as of March 31, 2017.

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

PURA has directed regulated water companies, including Avon and HVWC, to create a regulatory liability as of January 1, 2018 to account for the reduced Federal Corporate Income Tax expense and defer treatment until the companies file their next general rate cases, at which point the companies will propose a method to return the regulatory liability to customers. During the year ended December 31, 2018, Avon Water and HVWC recorded regulatory liabilities in the amounts of $154,000 and $89,000, respectively. Avon Water and HVWC will continue to record additional liabilities each month until their next rate cases. For the quarter ended March 31, 2019, Avon Water and HVWC recorded an additional $37,000 and $21,000, respectively, to the regulatory liabilities. Additionally, PURA directed Avon Water and HVWC, to establish a liability account for the EADIT from January 1, 2018, going forward, which will also be returned to customers commencing with the their next rate cases. As discussed below, Connecticut Water has entered into a settlement agreement with the Connecticut Office of Consumer Counsel (“OCC”), which was approved by PURA, which covers treatment of the Tax Act.

On January 11, 2018, the MPUC issued a notice of investigation to determine the impact of the Tax Act on Maine Water. The investigation allowed the MPUC to determine what, if any, adjustments to rates would be appropriate to account for revisions to tax laws, including corporate tax rates contained in the Tax Act. On March 15, 2019, the MPUC issued an Order concluding

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the investigation, directing Maine Water to create regulatory liabilities in five of their ten operating divisions, collectively totaling $157,587 for the year ended December 31, 2018. Maine Water will continue to record additional liabilities each month until the company’s next rate case in each division. For the quarter ended March 31, 2019, Maine Water recorded an additional $39,000 to the regulatory liabilities. Further, the Order directs Maine Water to file general rate cases in the same five divisions on or before March 1, 2022. During the year ended December 31, 2018, Maine Water recorded a regulatory liability in the amount of $167,000 in anticipation of the Order.

Maine Water Land Sale
On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,400 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million. The land has a book value of approximately $270,000 and is included in “Other Property and Investments” on the Company’s Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018. The easements and purchase prices are as follows:

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

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was 2.15% and 9.81% at March 31, 2019 and 2018, respectively. Connecticut Water’s WICA was reset to zero during 2018 as a result of a rate ruling on the Company’s limited reopener and settlement agreement issued by PURA, as discussed below. As of March 31, 2019 and 2018, respectively, Avon Water’s WICA surcharge was 9.31% and 8.09%. As of March 31, 2019, HVWC has not filed for a WICA surcharge.

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
1.Upon implementation of new rates under the Agreement, until such time as new rates are adopted in a general rate case, through a temporary modification of the earnings sharing mechanism, Connecticut Water customers will receive one hundred percent of any earnings in excess of levels allowed by law rather than limiting such customer credits to 50% as contemplated by applicable law;
2.Connecticut Water agrees it will not file for a general increase of Connecticut Water’s base rates unless those rates are to be effective on or after January 1, 2020;
3.The pending proceeding initiated by PURA in Docket No. 09-12-11RE03, Application of The Connecticut Water Company for Amended Rates – Federal Tax Cuts and Jobs Act shall be closed; and
4.Connecticut Water shall continue to make investments in infrastructure replacement consistent with its approved WICA plan. Connecticut Water shall be allowed to continue to pursue recovery of eligible projects through WICA.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Connecticut Water’s and HVWC’s allowed revenues for the three months ended March 31, 2019, as approved by PURA during each company’s most recent general rate case and including subsequently approved WICA surcharges, are approximately $20.1 million. Through normal billing for the three months ended March 31, 2019, revenue for Connecticut Water and HVWC would have been approximately $19.2 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $0.9 million in additional revenue for the three months ended March 31, 2019. Avon Water does not currently have PURA approval to apply the WRA surcharge to its customers’ bills and, therefore, does not currently use the WRA mechanism.

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 5.7% and 4.1% as a percentage of total revenues as of March 31, 2019 and 2018, respectively.

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

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three months ended March 31, 2019 and 2018.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31,	2019	2018
Service Cost	$451	$524
Interest Cost	854	778
Expected Return on Plan Assets	(1,220)	(1,169)
Amortization of:
Prior Service Cost	4	4
Net Recognized Loss	393	670
Net Periodic Benefit Cost	$482	$807

The Company expects to make a total contribution of approximately $4,050,000 in 2019 for the 2018 plan year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months
Period ended March 31,	2019	2018
Service Cost	$68	$83
Interest Cost	141	125
Expected Return on Plan Assets	(92)	(93)
Amortization of:
Recognized Net Gain	(38)	(6)
Net Periodic Benefit Cost	$79	$109

3.	Earnings per Share and Common Stock

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of stock awards):

Three months ended March 31,	2019	2018
Common Shares Outstanding End of Period	12,063,252	12,089,125
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	11,961,541	11,861,961
Diluted	12,059,833	12,080,484

Basic Earnings per Share	$0.19	$(0.10)
Dilutive Effect of Stock Awards	—	—
Diluted Earnings per Share	$0.19	$(0.10)

Total unrecognized compensation expense for all stock awards was approximately $2.2 million as of March 31, 2019 and will be recognized over a weighted average period of 1.4 years.

The Company has 25,000,000 authorized shares of common stock, no par value.  A summary of the changes in the common stock accounts for the periods January 1, 2018 through March 31, 2018 and January 1, 2019 through March 31, 2019, appears below:

(in thousands, except share data)	Shares	Issuance Amount	Expense	Total
Balance, January 1, 2018	12,065,016	195,731	(4,090)	191,641
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	16,987	232	—	232
Dividend Reinvestment Plan	7,122	380	—	380
Balance, March 31, 2018	12,089,125	196,343	(4,090)	192,253

Balance January 1, 2019	12,054,712	194,523	(4,090)	190,433
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures and Redemptions	4,404	188	—	188
Dividend Reinvestment Plan	4,136	278	—	278
Balance, March 31, 2019	12,063,252	$194,989	$(4,090)	$190,899

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Recently Adopted and New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)ASU No. 2016-02, “Leases (Topic 842)”, (“ASU No. 2016-02”), which will require lessees to recognize the following for all leases at the commencement date of a lease: a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Public business entities should apply the amendments in ASU No. 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. As required, the Company adopted ASU No. 2016-02 in January 2019 using the modified retrospective approach, see Note 12 for more details.

5.	Revenues from Contracts with Customers

Accounting Policy
Our revenues are primarily from tariff-based sales. We provide water and wastewater services to customers under these tariffs without a defined contractual term (at-will).  As the revenue from these arrangements is based upon the amount of the water and wastewater services supplied and billed in that period (including estimated billings), there was not a shift in the timing or pattern of revenue recognition for such sales when compared to our revenue recognition prior to the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-09”).  We have also completed the evaluation of our other revenue streams, including those tied to longer term contractual commitments and the Company’s Linebacker program.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Disaggregation of Revenue
The following table disaggregates our revenue by major source and customer class (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Water Operations
Residential	$14,683	$14,409
Commercial	3,039	2,930
Industrial	718	719
Public Authority	829	747
Fire Protection	5,343	5,172
Other (including non-metered accounts)	763	874
Water Operations Revenues from Contracts with Customers	25,375	24,851
Alternative Revenue Program	871	2
Other	336	373
Total Revenue from Water Operations	26,582	25,226
Services and Rentals
Contract Operations	577	569
Linebacker	651	618
Services and Rentals Revenues from Contracts with Customers	1,228	1,187
Other	47	18
Total Revenue from Services and Rentals	1,275	1,205
Total Revenue from Real Estate Transactions	—	—

Total Revenues from Contracts with Customers	26,603	26,038

Total Revenue	$27,857	$26,431

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table shows the components of Accounts Receivable and Accrued Unbilled Revenues related to revenues from contracts with customers:

	March 31, 2019	December 31, 2018
Accounts Receivable
Water Operations Segment	$11,640	$11,890
Services and Rentals Segment	120	238
Accounts Receivable from Contracts with Customers	11,760	12,128
Other accounts receivable	885	2,041
Total Accounts Receivable	$12,645	$14,169

Accrued Unbilled Revenues from Contracts with Customers	$9,763	$10,011

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

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

Three months ended March 31, 2019	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$258	$(743)	$(485)
Other Comprehensive Loss Before Reclassification	173	—	173
Amounts Reclassified from AOCI	—	37	37
Net current-period Other Comprehensive (Loss) Income	173	37	210
Ending Balance	$431	$(706)	$(275)

Three months ended March 31, 2018	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$442	$(870)	$(428)
Other Comprehensive Income Before Reclassification	(43)	—	(43)
Amounts Reclassified from AOCI	17	34	51
Net current-period Other Comprehensive Income	(26)	34	8
Ending Balance	$416	$(836)	$(420)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Three Months Ended March 31, 2019 (a)	Amounts Reclassified from AOCI Three Months Ended March 31, 2018 (a)	Affected Line Items on Income Statement
Realized Gains on Investments	$—	$24	Other Income
Tax expense	—	(7)	Other Income
	—	17

Amortization of Recognized Net Gain from Defined Benefit Items	51	47	Other Income (b)
Tax expense	(14)	(13)	Other Income
	37	34

Total Reclassifications for the period, net of tax	$37	$51

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Long-Term Debt

Long-Term Debt at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

			2019	2018
4.09%	CTWS	Term Loan Note	$10,948	$11,235
4.15%	CTWS	CoBank Term Note Payable, Due 2037	14,260	14,386
Total CTWS			25,208	25,621
Var.	Connecticut Water	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	Connecticut Water	2004 Series A, Due 2028	5,000	5,000
Var.	Connecticut Water	2004 Series B, Due 2028	4,550	4,550
5.00%	Connecticut Water	2011 A Series, Due 2021	22,665	22,717
3.16%	Connecticut Water	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	Connecticut Water	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	Connecticut Water	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	Connecticut Water	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	Connecticut Water	CoBank Note Payable, Due 2033	14,550	14,550
4.36%	Connecticut Water	CoBank Note Payable, Due May 2036	30,000	30,000
4.04%	Connecticut Water	CoBank Note Payable, Due July 2036	19,930	19,930
3.53%	Connecticut Water	NY Life Senior Note, Due September 2037	35,000	35,000
Total Connecticut Water			198,805	198,857
4.75%	HVWC	2011 Farmington Bank Loan, Due 2034	4,256	4,300
3.05%	Avon Water	Mortgage Note Payable, due 2033	3,090	3,134
8.95%	Maine Water	1994 Series G, Due 2024	5,400	5,400
2.68%	Maine Water	1999 Series J, Due 2019	—	85
0.00%	Maine Water	2001 Series K, Due 2031	492	533
2.58%	Maine Water	2002 Series L, Due 2022	45	53
1.53%	Maine Water	2003 Series M, Due 2023	221	271
1.73%	Maine Water	2004 Series N, Due 2024	311	311
0.00%	Maine Water	2004 Series O, Due 2034	100	107
1.76%	Maine Water	2006 Series P, Due 2026	301	331
1.57%	Maine Water	2009 Series R, Due 2029	187	197
0.00%	Maine Water	2009 Series S, Due 2029	471	493
0.00%	Maine Water	2009 Series T, Due 2029	1,320	1,383
0.00%	Maine Water	2012 Series U, Due 2042	136	142
1.00%	Maine Water	2013 Series V, Due 2033	1,235	1,285
1.00%	Maine Water	2019 Series W, Due 2048	1,012	—
4.24%	Maine Water	CoBank Note Payable, Due 2024	4,500	4,500
4.18%	Maine Water	CoBank Note Payable, Due 2026	5,000	5,000
5.51%	Maine Water	CoBank Note Payable, Due 2043	8,000	8,000
2.40%	Maine Water	Series N, Due 2022	626	826
1.86%	Maine Water	Series O, Due 2025	710	710
2.23%	Maine Water	Series P, Due 2028	1,174	1,233
0.01%	Maine Water	Series Q, Due 2035	1,491	1,584
1.00%	Maine Water	Series R, Due 2025	1,767	1,767
Total Maine Water			34,499	34,211
Add: Acquisition Fair Value Adjustment			(204)	(189)
Less: Current Portion			(4,030)	(4,059)
Less: Unamortized Debt Issuance Expense			(4,242)	(4,364)
Total Long-Term Debt			$257,382	$257,511

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

On February 1, 2019, Maine Water secured a 30 year loan for $1,686,700 from the Maine Municipal Bond Bank and the Maine Department of Health and Human Services Drinking Water State Revolving Fund to fund a portion of the construction of a new finished water storage tank in Skowhegan, Maine (2019 Series W, Due 2048). The terms of the loan provide that up to $674,680 of the loan will be forgiven and the net amount, $1,012,020, will be repaid over a 30 year term at an interest rate no less than 1.0%.

During the first three months of 2019, the Company paid approximately $413,000 related to Connecticut Water Service’s 2017 CoBank issuance as well as the Company’s Term Note Payable issued as part of the 2012 acquisition of Maine Water, approximately $723,000 in sinking funds related to Maine Water’s outstanding bonds, approximately $44,000 in sinking funds related to HVWC’s bank loan and $44,000 related to Avon Water’s mortgage note payable.

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company and its subsidiaries were in compliance with all covenants at March 31, 2019.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Money Market Fund	$1	$—	$—	$1
Mutual Funds:
Equity Funds (1)	2,046	—	—	2,046
Fixed Income Funds (2)	663	—	—	663
Total	$2,710	$—	$—	$2,710

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2018 (in thousands):

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

Company Owned Life Insurance – The fair value of Company Owned Life Insurance is based on the cash surrender value of the contracts. These contracts are based principally on a referenced pool of investment funds that actively redeem shares and are observable and measurable and are presented on the “Other Property and Investments” line item of the Company’s Consolidated Balance Sheets. The value of Company Owned Life Insurance at March 31, 2019 and December 31, 2018 was $4,485,000 and $4,170,000, respectively.

Long-Term Debt – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of March 31, 2019 and December 31, 2018, the estimated fair value of the Company’s long-term debt was $269,768,000 and $260,829,000, respectively, as compared to the carrying amounts of $261,624,000 and $261,875,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is a benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

Advances for Construction – Customer advances for construction had a carrying amount of $25,154,000 and $22,654,000 at March 31, 2019 and December 31, 2018, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

The Company operates principally in three business segments: Water Operations, Real Estate Transactions, and Services and Rentals. Financial data for the segments is as follows (in thousands):

Three months ended March 31, 2019
Segment	Revenues	Pre-Tax Income	Income Tax (Benefit) Expense	Net Income
Water Operations	$26,582	$1,703	$(37)	$1,740
Real Estate Transactions	—	—	(12)	12
Services and Rentals	1,275	653	167	486
Total	$27,857	$2,356	$118	$2,238

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three months ended March 31, 2018
Segment	Revenues	Pre-Tax Income	Income Tax (Benefit) Expense	Net (Loss) Income
Water Operations	$25,226	$(1,875)	$(252)	$(1,623)
Real Estate Transactions	—	—	—	—
Services and Rentals	1,205	546	150	396
Total	$26,431	$(1,329)	$(102)	$(1,227)

The revenues shown in Water Operations above consisted of revenues from water and wastewater customers of $26,246,000 and $24,853,000 for the three months ended March 31, 2019 and 2018. Additionally, there were revenues associated with utility plant leased to others of $336,000 and $373,000 for the three months ended March 31, 2019 and 2018, respectively. The revenues from water and wastewater customers for the three months ended March 31, 2019 and 2018 include $931,000 and $61,000 in additional revenues related to the application of the WRA, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.

Assets by segment (in thousands):

	March 31, 2019	December 31, 2018
Total Plant and Other Investments:
Water Operations	$756,433	$748,374
Non-Water	1,239	1,114
	757,672	749,488
Other Assets:
Water Operations	205,753	201,429
Non-Water	211	2,426
	205,964	203,855
Total Assets	$963,636	$953,343

10.	Income Taxes

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

The Company adopted the Internal Revenue Service (“IRS”) temporary tangible property regulations on the Company’s 2012 Federal tax return. Since that time, the Company has been recording a provision for any possible disallowance of a portion of the repair deduction if the Company’s Federal tax return were to be reviewed by the IRS. While the Company believes that the deductions taken on its tax returns are appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities. For the three months ended March 31, 2019, the Company recorded a provision of $260,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $3.3 million in prior years for a cumulative total of $3.6 million.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company’s Condensed Consolidated Statements of Income.  There were no such charges for the three months ended March 31, 2019 and 2018.  Additionally, there were no accruals relating to interest or penalties as of March 31, 2019 and December 31, 2018.  The Company remains subject to examination by federal and state tax authorities for the 2015 through 2017 tax years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2018 Federal Tax Return to be filed in September 2019.  In addition, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2019 and has reflected that deduction in its effective tax rate, net of any reserves.  Consistent with other differences between book and tax expenditures, the Company is required to use the flow-through method to account for any timing differences not required by the IRS to be normalized.

The Company’s effective income tax rate for the three months ended March 31, 2019 and 2018 was 5.0% and 7.7%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the three months ended March 31, 2019 and 2018, was 7.0% and 26.7%, respectively. In 2019, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut, and amortizations of accumulated excess deferred taxes. In 2018, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut, and an IRS audit adjustment. Excluding discrete items, there was a decrease in the effective tax rate year over year for the three month period of approximately 19.7%. The decrease in the effective tax rate for this period can be attributed to a higher performance stock deduction in 2018 than in 2019. The blended Federal and State statutory income tax rates during the three months ended March 31, 2019 and 2018 were 28%, respectively. In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations.

11.	Bank Lines of Credit and Other Short-Term Debt

As of March 31, 2019, the Company maintained a $15.0 million line of credit agreement with CoBank, which is currently scheduled to expire on July 1, 2020.  The Company maintains an additional line of credit of $75.0 million with Citizens Bank, N.A. (“Citizens”), with an expiration date of December 14, 2023.  Additionally, Avon Water maintained a $3.0 million line of credit with Northwest Community Bank, which expired on September 30, 2018, at which point it converted to other short-term debt and was paid off in full in February 2019. As of March 31, 2019, the total lines of credit available to the Company were $90.0 million.  As of March 31, 2019 and December 31, 2018, the Company had $65.9 million and $52.6 million respectively, of Interim Bank Loans Payable and Other Short-Term Debt. As of March 31, 2019, the Company had $24.1 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

12.	Leases

During the first quarter of 2019, the Company adopted ASU No. 2016-02 by recognizing and measuring leases existing at, or entered into after, January 1, 2018. As permitted by ASU No. 2016-02, the Company elected (i) not to reevaluate land easements if they were not previously accounted for as leases, (ii) to apply hindsight when assessing lease term and impairment of the right-of-use (“ROU”) asset, (iii) not to apply the recognition requirements to short-term leases and (iv) not to separate non-lease components from associated lease components for substantially all classes of underlying assets. Upon adoption of ASU No. 2016-02, the Company recorded ROU assets and lease liabilities in connection with its operating leases. ROU assets are included in Prepayments and Other Current Assets and Deferred Charges and Other Costs and lease liabilities are included in Other Current Liabilities and Other Long-Term Liabilities on the Condensed Consolidated Balance Sheets. Operating lease expense is included in Operation and Maintenance expenses in the Condensed Consolidated Statements of Income. The impact of adopting ASU No. 2016-02 was not material to the Company’s financial statements for the periods presented.

The Company has operating leases primarily related to buildings, office equipment and land use agreements that convey use of the land during the arrangement for certain of its source water wells. Operating leases primarily have fixed payments with expiration dates ranging from 2019 to 2074, some of which include options to extend the leases from 1 to 10 years and some have options to terminate at the Company’s discretion. At December 31, 2018 and March 31, 2019, the Company’s ROU assets and lease liabilities for operating leases totaled approximately $1.5 million for each period. The Company’s lease liabilities at December 31, 2018 and March 31, 2019 were calculated using a rate indicative of what the Company believes would be secured for incremental long-term debt. These rates were 4.11% and 4.32% as of March 31, 2019 and December 31, 2018, respectively.

At December 31, 2018, expected lease payments over the remaining terms of the leases were approximately $3.4 million with the expected lease payments for no one year being material. Operating leases did not have an impact to the Company’s Condensed Consolidated Statements of Income or Condensed Consolidated Statements of Cash Flows.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Board of Directors approved, adopted and declared advisable the Revised Merger Agreement and the Merger and recommended that the Company’s shareholders approve the Revised Merger Agreement following a comprehensive review of the transaction. The Revised Merger Agreement was approved by the Company’s shareholders on November 16, 2018. The Merger is subject to certain customary closing conditions, including, among other things, approval of the Revised Merger Agreement by the Company’s shareholders (which was received on November 16, 2018) and regulatory approvals (including the approval of the Connecticut Public Utilities Regulatory Authority (“PURA”) and the Maine Public Utilities Commission (“MPUC”)). The required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (the “HSR Act”), was terminated early on April 27, 2018, and the early termination expired on April 27, 2019. The Company and SJW re-filed the necessary notifications under the HSR Act on April 4, 2019, and the required waiting period was terminated early on April 15, 2019. On October 15, 2018, the Federal Communications Commission (“FCC”) consented to the joint application for transfer of control filed by the Company and SJW on October 4, 2018 and amended on October 12, 2018. On April 19, 2019, the FCC granted the Company and SJW’s request to extend the transfer of control deadline to October 20, 2019. No further clearance from the FCC is required.

On May 4, 2018, Maine Water filed with MPUC an application for approval of the Merger. On May 7, 2018, the Company and SJW filed with PURA a joint application for approval of the Merger. Following the start on May 31, 2018 of a 45-day go-shop process permitted by the First Amended and Restated Merger Agreement, the Company and SJW withdrew their joint PURA application on June 19, 2018, and filed a new joint application on July 18, 2018 following the end of the go-shop process. On January 9, 2019, the Company and SJW withdrew their current application before PURA and announced that they were continuing to evaluate their regulatory approach, including the possibility of submitting a new application to PURA in connection with the Merger. On January 23, 2019, Maine Water voluntarily requested to withdraw its application before MPUC, aligning the Maine regulatory process with the regulatory process in Connecticut. After a thorough review conducted by the management and boards of the Company and SJW, and with the support of their respective Connecticut regulatory counsel, the Company disclosed on February 21, 2019 that the companies decided to file new applications with PURA and MPUC which are intended to address PURA’s concerns. The Company and SJW filed a new joint application with PURA on April 3, 2019, and Maine Water filed a new application with MPUC on May 3, 2019. PURA must make a ruling on the merger within 120 days after the filing of an application, unless the Company and SJW agree to an extension of the 120-day timeframe. MPUC must make a ruling on the merger within 60 days after the filing of an application, unless it determines that the necessary investigation cannot be concluded within 60 days, in which event it can extend the review period for up to an additional 120 days.

On July 20, 2018, the California Public Utilities Commission (“CPUC”) formally issued an Order Instituting Investigation (the “Order”) providing that CPUC will investigate whether the Merger is subject to CPUC approval and the Merger’s anticipated impacts within California. CPUC held a public participation hearing on January 31, 2019 in connection with the Order. By a letter dated February 21, 2019, SJW informed CPUC that it would file a new application with PURA in connection with the Merger. On March 4, 2019, CPUC suspended the Order pending a final decision by PURA. On April 19, 2019, the City of San José submitted a request to CPUC that it resume its investigation of the Merger.

Regulatory Matters

The rates we charge our water and waste water customers in Connecticut and Maine are established under the jurisdiction of and are approved by PURA and the MPUC, respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. The Regulated Companies’ allowed returns on equity and allowed returns on rate base are as follows:

As of March 31, 2019	Allowed Return on Equity	Allowed Return on Rate Base
Connecticut Water	9.75%	7.32%
HVWC (blended water and wastewater rates)	10.10%	7.19%
Avon Water	10.00%	7.79%
Maine Water	9.50%	7.96%

The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Each of Connecticut Water, HVWC, Avon Water and Maine Water are allowed, subject to regulatory approval, to add surcharges to customers’ bills in order to recover certain costs associated with approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments, in Connecticut, as discussed in more detail below. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of March 31, 2019, however, HVWC, as ordered by PURA, began to utilize Water Revenue Adjustments for water and wastewater as of March 31, 2017.

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

PURA has directed regulated water companies, including Avon and HVWC, to create a regulatory liability as of January 1, 2018 to account for the reduced Federal Corporate Income Tax expense and defer treatment until the companies file their next general rate cases, at which point the companies will propose a method to return the regulatory liability to customers. During the year ended December 31, 2018, Avon Water and HVWC recorded regulatory liabilities in the amounts of $154,000 and $89,000, respectively. Avon Water and HVWC will continue to record additional liabilities each month until their next rate cases. For the quarter ended March 31, 2019, Avon Water and HVWC recorded an additional $37,000 and $21,000, respectively, to the regulatory liabilities. Additionally, PURA directed Avon Water and HVWC, to establish a liability account for the EADIT from January 1, 2018, going forward, which will also be returned to customers commencing with the their next rate cases. As discussed below, Connecticut Water has entered into a settlement agreement with the Connecticut Office of Consumer Counsel (“OCC”), which was approved by PURA, which covers treatment of the Tax Act.

On January 11, 2018, the MPUC issued a notice of investigation to determine the impact of the Tax Act on Maine Water. The investigation allowed the MPUC to determine what, if any, adjustments to rates would be appropriate to account for revisions to tax laws, including corporate tax rates contained in the Tax Act. On March 15, 2019, the MPUC issued an Order concluding the investigation, directing Maine Water to create regulatory liabilities in five of their ten operating divisions, collectively totaling $157,587 for the year ended December 31, 2018. Maine Water will continue to record additional liabilities each month until the company’s next rate case in each division. For the quarter ended March 31, 2019, Maine Water recorded an additional $39,000 to the regulatory liabilities. Further, the Order directs Maine Water to file general rate cases in the same five divisions on or before March 1, 2022. During the year ended December 31, 2018, Maine Water recorded a regulatory liability in the amount of $167,000 in anticipation of the Order.

Maine Water Land Sale
On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,400 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million. The land has a book value of approximately $270,000 and is included in “Other Property and Investments” on the Company’s Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018. The easements and purchase prices are as follows:

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

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was 2.15% and 9.81% at March 31, 2019 and 2018, respectively. Connecticut Water’s WICA was reset to zero during 2018 as a result of a rate ruling on the Company’s limited reopener and settlement agreement issued by PURA, as discussed below. As of March 31, 2019 and 2018, respectively, Avon Water’s WICA surcharge was 9.31% and 8.09%. As of March 31, 2019, HVWC has not filed for a WICA surcharge.

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

Connecticut Water’s and HVWC’s allowed revenues for the three months ended March 31, 2019, as approved by PURA during each company’s most recent general rate case and including subsequently approved WICA surcharges, are approximately $20.0 million. Through normal billing for the three months ended March 31, 2019, revenue for Connecticut Water and HVWC would have been approximately $19.1 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $0.9 million in additional revenue for the three months ended March 31, 2019. Avon Water does not currently have PURA approval to apply the WRA surcharge to its customers’ bills and, therefore, does not currently use the WRA mechanism.

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 5.7% and 4.1% as a percentage of total revenues as of March 31, 2019 and 2018, respectively.

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

Critical Accounting Policies and Estimates

The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the PURA and the MPUC, to which the Company’s regulated water utility subsidiaries are subject.  Significant accounting policies employed by the Company, including the use of estimates, were presented in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Critical accounting policies are those that are the most important to the presentation of the Company’s financial condition and results of operations.  The application of such accounting policies requires management’s most difficult, subjective, and complex judgments and involves uncertainties and assumptions.  The Company’s most critical accounting policies pertain to public utility regulation related to ASC 980 “Regulated Operations”, revenue recognition (including the WRA), goodwill impairment, accounting for leases, income taxes and accounting for pension and other post-retirement benefit plans.  Each of these accounting policies and the application of critical accounting policies and estimates were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Outlook

The following modifies and updates the “Outlook” section of the Company’s 2018 Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The Company expects Net Income from its Water Operations segment to decrease in 2019 over 2018 levels, primarily due to the costs associated with the merger with SJW. Partially offsetting these costs, the Company expects revenue increases resulting from the settlement agreement between Connecticut Water and Connecticut’s OCC approved by PURA during 2018, revenue increases due to the utilization of WISC in Maine and WICA in Connecticut, continued cost containment efforts, and modest growth in its Services and Rentals segment.

The Company believes that the factors described above and those described in detail under the heading “Commitments and Contingencies” below may have significant impact, either alone or in the aggregate, on the Company’s earnings and profitability in fiscal years 2019 and beyond.  Please also review carefully the risks and uncertainties described in the sections entitled Item 1A – Risk Factors, “Commitments and Contingencies” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and the risks and uncertainties described in the “Forward-Looking Information” section below.

Our Use of Non-GAAP Financial Measures

We consider Adjusted Net Income as a key business metric, which is a Non-GAAP financial measure.

We define Adjusted Net Income as Net Income excluding certain material items outside of normal business operations. For this Non-GAAP financial measure, we consider these items to be expenses related to mergers and acquisitions.   This includes costs incurred in 2019 and 2018 for the proposed merger with SJW.

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

Results of Operations

Three months ended March 31
Net Income for the three months ended March 31, 2019 increased from the same period in the prior year by $3,465,000 to $2,238,000. Earnings per basic average common share were $0.19 and $(0.10) during the three months ended March 31, 2019 and 2018, respectively.

This increase is broken down by business segment as follows (in thousands):

Business Segment	March 31, 2019	March 31, 2018	Increase/(Decrease)
Water Operations	$1,740	$(1,623)	$3,363
Real Estate Transactions	12	—	12
Services and Rentals	486	396	90
Total	$2,238	$(1,227)	$3,465

Adjusted Net Income
Adjusted Net Income for the three months ended March 31, 2019 and 2018 was as follows (in follows):

	2019	2018	Increase (Decrease)
Net Income (Loss)	$2,238	$(1,227)	$3,465
Merger and Acquisition Costs	925	3,261	$(2,336)
Financing Costs	99	5	$94
Adjusted Net Income	$3,262	$2,039	$1,223

Non-GAAP Adjusted Net Income for the three months ended March 31, 2019 increased from the same period in the prior year by $1,223,000.

See “Our Use of Non-GAAP Financial Measures” for a discussion of our use of Non-GAAP Adjusted Net Income.

Revenue

Revenue from our regulated customers increased by $1,393,000, or 5.6%, to $26,246,000 for the three months ended March 31, 2019 when compared to the same period in 2018.  The primary cause in the increase in revenues related to increased rates at Connecticut Water, which were effective as of April 1, 2018, and higher WISC surcharges in Maine.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense decreased by $98,000, or 0.8%, for the three months ended March 31, 2019 when compared to the same period of 2018. The following table presents the components of O&M expense for the three months ending March 31, 2019 and 2018 (in thousands):

Expense Components	March 31, 2019	March 31, 2018	Increase / (Decrease)
Pension	$372	$529	$(157)
Investor relations	139	291	(152)
Customer	382	516	(134)
Property and liability insurance	400	514	(114)
Outside services	872	968	(96)
Purchased water	269	357	(88)
Payroll	4,488	4,494	(6)
Maintenance	1,043	1,007	36
Medical	1,087	1,046	41
Utility costs	1,358	1,255	103
Vehicles	537	433	104
Other benefits	554	297	257
Other	1,421	1,313	108
Total	$12,922	$13,020	$(98)

The changes in individual items are described below:

•	Pension costs decreased in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in the discount rate;

•
Investor relations costs decreased in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a decrease in directors’ fees, and other director-related expenses;

•
During the three months ended March 31, 2019, the Company saw a decrease in Customer costs compared to the same period in 2018, primarily related to a reduction in uncollectible accounts. Additionally, there were decreases in postage and other customer communication costs, partially off set by a small increase in legal collections fees;

•	Property and liability insurance decreased in the period ended March 31, 2019 when compared to the same period in 2018 primarily due to a reduction in premiums charged by our insurers; and

•
Outside services primarily decreased in the quarter ended March 31, 2019 compared to the same period in 2018 due to reduced costs associated with consulting services and legal costs, partially off set by increases in temporary labor and auditing fees.

The decreases described above were partially offset by the following increases to O&M expense:

•
Other benefits costs increased in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to higher costs associated with the performance awards program of officers and other senior leaders in the Company;

•
Utility costs increased in the quarter ended March 31, 2019 relative to the same period in 2018. The primary reason for this increase was higher electricity costs, partially off set by a reduction in certain communication costs; and

•	Medical costs increased from 2018 to 2019 primarily due to an increase in claims filed by our employees and their families.

The Company saw an approximate $112,000, or 2.4%, increase in its Depreciation expense for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to higher Utility Plant in Service as of March 31, 2019 compared to March 31, 2018, driven by continued spending on WICA and WISC projects in Connecticut and Maine, respectively.

The Company had $212,000 in above-the-line Income Tax expense in the three months ended March 31, 2019 compared to a $7,000 in Income Tax benefit in the same period of 2018. The Company’s effective income tax rate for the three months ended March 31, 2019 and 2018 was 5.0% and 7.7%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the three months ended March 31, 2019 and 2018, was 7.0% and 26.7%, respectively. In 2019, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut, and amortizations of accumulated excess deferred taxes. In 2018, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut, and an IRS audit adjustment. Excluding discrete items, there was a decrease in the effective tax rate year over year for the three month period of approximately 19.7%. The decrease in the effective tax rate for this period can be attributed to a higher performance stock deduction in 2018 than in 2019.

Other Income (Deductions), Net of Taxes increased for the three months ended March 31, 2019 by $3,200,000. The primary driver of this increase was after-tax costs associated with the announced merger with SJW, which were $925,000 and $3,261,000 in the quarters ending March 31, 2019 and 2018, respectively. Additionally, the Company saw increases in Real Estate Transactions, Non-Water Sales Earnings and AFUDC during 2019.

Total Interest and Debt Expense increased by $592,000 in the three months ended March 31, 2019 when compared to the same period in 2018. The increase was primarily due to higher debt balances outstanding, including recent debt issuances in Maine, and increased borrowing under our lines of credit at March 31, 2019 when compared to March 31, 2018.

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

As of March 31, 2019, the Company maintained a $15.0 million line of credit agreement with CoBank, which is currently scheduled to expire on July 1, 2020.  The Company maintains an additional line of credit of $75.0 million with Citizens Bank, N.A. (“Citizens”), with an expiration date of December 14, 2023.  Additionally, Avon Water maintained a $3.0 million line of credit with Northwest Community Bank, which expired on September 30, 2018, at which point it converted to other short-term debt and was paid off in full in February 2019. As of March 31, 2019, the total lines of credit available to the Company were $90.0 million.  As of March 31, 2019 and December 31, 2018, the Company had $65.9 million and $52.6 million respectively, of Interim Bank Loans Payable and Other Short-Term Debt. As of March 31, 2019, the Company had $24.1 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

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

On February 1, 2019, Maine Water secured a 30 year loan for $1,686,700 from the Maine Municipal Bond Bank and the Maine Department of Health and Human Services Drinking Water State Revolving Fund to fund a portion of the construction of a new finished water storage tank in Skowhegan, Maine (2019 Series W, Due 2048). The terms of the loan provide that up to $674,680 of the loan will be forgiven and the net amount, $1,012,020, will be repaid over a 30 year term at an interest rate no less than 1.0%.

During the first three months of 2019, the Company paid approximately $413,000 related to Connecticut Water Service’s 2017 CoBank issuance as well as the Company’s Term Note Payable issued as part of the 2012 acquisition of Maine Water, approximately $723,000 in sinking funds related to Maine Water’s outstanding bonds, approximately $44,000 in sinking funds related to HVWC’s bank loan and $44,000 related to Avon Water’s mortgage note payable.

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

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) for all registered shareholders and for the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company’s appointment of a new common stock transfer agent. On August 11, 2017, the Board of Directors approved a Third Amended and Restated DRIP which expanded the class of participants to include any persons other than registered shareholders, customers and employees described above, upon an initial minimum purchase of $500. The DRIP was also amended to add 129,000 additional shares to the DRIP’s share reserve and to revise certain monthly and quarterly share purchase requirements. During the three months ended March 31, 2019 and 2018, plan participants invested $278,000 and $380,000, respectively, in additional shares as part of the DRIP.

2019 Construction Budget

The Board of Directors approved a $85.7 million construction budget for 2019, net of amounts to be financed by customer advances and contributions in aid of construction.  The Company will fund the capital budget through a combination of its internally generated funds, borrowing under its available lines of credit and potential new debt issuances by both Connecticut Water and Maine Water in 2019.

As the Company looks forward to the remainder of 2019 and 2020, it anticipates continued reinvestment to replace aging infrastructure and to seek recovery of these costs through periodic WICA and WISC applications. The total cost of that investment may exceed the amount of internally generated funds. The Company expects to rely upon its internally generated funds and short-term borrowing facilities and new debt issuances over the next 12-24 months.

Commitments and Contingencies

The Company adopted the Internal Revenue Service (“IRS”) temporary tangible property regulations on the Company’s 2012 Federal tax return. Since that time, the Company has been recording a provision for any possible disallowance of a portion of the repair deduction if the Company’s Federal tax return were to be reviewed by the IRS. While the Company believes that the deductions taken on its tax returns are appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities. For the three months ended March 31, 2019, the Company recorded a provision of $260,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $3.3 million in prior years for a cumulative total of $3.6 million.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2018 Federal Tax Return to be filed in September 2019.  In addition, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2019 and has reflected that deduction in its effective tax rate, net of any reserves.  Consistent with other differences between book and tax expenditures, the Company is required to use the flow-through method to account for any timing differences not required by the IRS to be normalized.

There were no material changes under this subheading to any of the other items previously disclosed by the Company in its Annual Report on Form 10-K for the year December 31, 2018.

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements.  You should read this 10-Q, the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“10-K”) and the documents that we incorporate by reference into the 10-K completely and with the understanding that our actual future results, performance and achievements may be materially different from what we expect.  These forward-looking statements represent our assumptions, expectations and beliefs only as of the date of this 10-Q.  Except for our ongoing obligations to disclose certain information under the federal securities laws, we are not obligated, and assume no obligation, to update these forward-looking statements, even though our situation may change in the future.  For further information or other factors which could affect our financial results and such forward-looking statements, see Part I, Item 1A“Risk Factors” found in the 10-K.  We qualify all of our forward-looking statements by these cautionary statements.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  As of March 31, 2019, the Company had $90.0 million of variable rate lines of credit with two banks, under which the Company had $65.9 million of interim bank loans payable at March 31, 2019.

As of March 31, 2019, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II, Item 1A: Risk Factors

Information about the material risks related to our business, financial condition and results of operations for the three months ended March 31, 2019 does not materially differ from that set out under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as the information provided elsewhere in this report. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company’s business operations, financial condition or operating results.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended March 31, 2019.

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

Connecticut Water Service, Inc. (Registrant)

Date:	May 8, 2019	By: /s/ David C. Benoit
David C. Benoit President and Chief Executive Officer

Date:	May 8, 2019	By: /s/ Robert J. Doffek
Robert J. Doffek Chief Financial Officer, Treasurer and Controller