Form 10-Q
period 2019-06-30
CONNECTICUT WATER SERVICE INC / CT
filed 2019-08-08
CIK 276209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2019 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission File Number: 0-8084
CONNECTICUT WATER SERVICE INC / CT
(Exact name of registrant as specified in its charter)

Connecticut			06-0739839
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

93 West Main Street,	Clinton,	Connecticut	06413
(Address of principal executive offices)			(Zip Code)

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
12,068,537
Number of shares of common stock outstanding, July 1, 2019
(Includes 94,431 common stock equivalent shares awarded under the Performance Stock Programs)

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES

Financial Report
June 30, 2019

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	June 30, 2019	December 31, 2018
Utility Plant	$1,000,278	$983,220
Construction Work in Progress	23,017	14,765
	1,023,295	997,985
Accumulated Provision for Depreciation	(266,915)	(258,192)
Net Utility Plant	756,380	739,793
Other Property and Investments	12,914	11,501
Cash and Cash Equivalents	2,435	2,856
Accounts Receivable (Less Allowance, 2019 - $1,242; 2018 - $1,236)	13,879	14,169
Accrued Unbilled Revenues	10,810	10,011
Materials and Supplies, at Average Cost	1,657	1,679
Prepayments and Other Current Assets	11,614	9,943
Total Current Assets	40,395	38,658
Restricted Cash	947	—
Unrecovered Income Taxes - Regulatory Asset	81,204	75,763
Pension Benefits - Regulatory Asset	8,712	9,337
Post-Retirement Benefits Other Than Pension - Regulatory Asset	127	133
Goodwill	66,403	66,403
Deferred Charges and Other Costs	14,345	11,755
Total Regulatory and Other Long-Term Assets	171,738	163,391
Total Assets	$981,427	$953,343
CAPITALIZATION AND LIABILITIES
Common Stockholders’ Equity:
Common Stock Without Par Value: Authorized - 25,000,000 Shares
Issued and Outstanding: 2019 - 12,068,537; 2018 - 12,054,712	$191,292	$190,433
Retained Earnings	104,493	104,188
Accumulated Other Comprehensive (Loss)	(210)	(485)
Common Stockholders’ Equity	295,575	294,136
Long-Term Debt	256,916	257,511
Total Capitalization	552,491	551,647
Current Portion of Long-Term Debt	4,051	4,059
Interim Bank Loans Payable and Other Short-Term Debt	74,632	54,249
Accounts Payable and Accrued Expenses	10,691	13,782
Accrued Interest	1,593	1,531
Current Portion of Refund to Customers - Regulatory Liability	1,960	2,331
Other Current Liabilities	2,988	3,101
Total Current Liabilities	95,915	79,053
Advances for Construction	24,673	22,654
Deferred Federal and State Income Taxes	32,877	31,593
Unfunded Future Income Taxes	73,229	67,725
Long-Term Compensation Arrangements	32,096	31,043
Unamortized Investment Tax Credits	1,019	1,057
Excess Accumulated Deferred Income Tax - Regulatory Liability	29,386	29,611
Refund to Customers - Regulatory Liability	—	534
Other Long-Term Liabilities	3,305	3,345
Total Long-Term Liabilities	196,585	187,562
Contributions in Aid of Construction	136,436	135,081
Commitments and Contingencies	—	—
Total Capitalization and Liabilities	$981,427	$953,343

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2019 and 2018
(Unaudited)
(In thousands, except per share amounts)

	2019	2018
Operating Revenues	$30,664	$29,904
Operating Expenses
Operation and Maintenance	12,803	12,720
Depreciation	4,895	4,360
Income Tax Expense	299	627
Taxes Other Than Income Taxes	2,851	2,618
Total Operating Expenses	20,848	20,325
Net Operating Revenues	9,816	9,579
Other Utility Income, Net of Taxes	283	248
Total Utility Operating Income	10,099	9,827
Other (Deductions) Income, Net of Taxes
Gain on Real Estate Transactions	11	—
Non-Water Sales Earnings	404	432
Allowance for Funds Used During Construction	203	105
Merger and Acquisition Costs	(2,171)	(2,391)
Other	553	(472)
Total Other Loss, Net of Taxes	(1,000)	(2,326)
Interest and Debt Expense
Interest on Long-Term Debt	2,642	2,606
Other Interest Expense (Income), Net	605	115
Amortization of Debt Expense and Premium, Net	66	51
Total Interest and Debt Expense	3,313	2,772
Net Income	5,786	4,729
Preferred Stock Dividend Requirement	—	1
Net Income Applicable to Common Stock	$5,786	$4,728
Weighted Average Common Shares Outstanding:
Basic	11,970	11,884
Diluted	12,065	12,083
Earnings Per Common Share:
Basic	$0.48	$0.39
Diluted	$0.48	$0.39

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)
(In thousands, except per share amounts)

	2019	2018
Operating Revenues	$56,910	$54,757
Operating Expenses
Operation and Maintenance	25,725	25,740
Depreciation	9,712	9,065
Income Tax Expense	511	620
Taxes Other Than Income Taxes	5,943	5,475
Total Operating Expenses	41,891	40,900
Net Operating Revenues	15,019	13,857
Other Utility Income, Net of Taxes	482	515
Total Utility Operating Income	15,501	14,372
Other (Deductions) Income, Net of Taxes
Gain on Real Estate Transactions	23	—
Non-Water Sales Earnings	890	828
Allowance for Funds Used During Construction	359	158
Merger and Acquisition Costs	(3,096)	(5,652)
Other	866	(818)
Total Other Loss, Net of Taxes	(958)	(5,484)
Interest and Debt Expense
Interest on Long-Term Debt	5,274	5,168
Other Interest Expense (Income), Net	1,112	116
Amortization of Debt Expense and Premium, Net	133	102
Total Interest and Debt Expense	6,519	5,386
Net Income	8,024	3,502
Preferred Stock Dividend Requirement	—	10
Net Income Applicable to Common Stock	$8,024	$3,492
Weighted Average Common Shares Outstanding:
Basic	11,966	11,873
Diluted	12,062	12,082
Earnings Per Common Share:
Basic	$0.67	$0.29
Diluted	$0.67	$0.29

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2019 and 2018
(Unaudited)
(In thousands)

	2019	2018
Net Income	$5,786	$4,729
Other Comprehensive Income, net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax expense of $14 and $30 in 2019 and 2018	36	83
Unrealized gain on investments, net of tax expense of $10 and $14 in 2019 and 2018	29	36
Other Comprehensive Income, net of tax	65	119
Comprehensive Income	$5,851	$4,848

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)
(In thousands)

	2019	2018
Net Income	$8,024	$3,502
Other Comprehensive Income, net of tax
Reclassification to Pension and Post-Retirement Benefits Other than Pension, net of tax expense of $27 and $43 in 2019 and 2018	73	117
Unrealized gain on investments, net of tax expense of $74 and $4 in 2019 and 2018	202	10
Other Comprehensive Income, net of tax	275	127
Comprehensive Income	$8,299	$3,629

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Three Months Ended June 30, 2019 and 2018
(Unaudited)
(In thousands, except per share amounts)

	2019	2018
Balance at Beginning of Period	$102,658	$97,586
Net Income	5,786	4,729
	108,444	102,315
Premium on Redemption of Preferred Stock	—	(15)
Dividends Declared:
Cumulative Preferred, Class A, $0.20 per share in 2018	—	1
Common Stock - 2019 $0.3275 per share; 2018 $0.3125 per share	3,951	3,776
	3,951	3,777
Balance at End of Period	$104,493	$98,523

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)
(In thousands, except per share amounts)

	2019	2018
Balance at Beginning of Period	$104,188	$102,417
Net Income	8,024	3,502
	112,212	105,919
Premium on Redemption of Preferred Stock	—	(15)
Dividends Declared:
Cumulative Preferred, Class A, $0.40 per share in 2018	—	4
Cumulative Preferred, Series $0.90, $0.45 per share in 2018	—	6
Common Stock - 2019 $0.64 per share; 2018 $0.61 per share	7,719	7,371
	7,719	7,381
Balance at End of Period	$104,493	$98,523

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CONNECTICUT WATER SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)
(In thousands)

	2019	2018
Operating Activities:
Net Income (Loss)	$8,024	$3,502
Adjustments to Reconcile Net Income (Loss) to Net Cash and Cash Equivalents Provided by
Operating Activities:
Deferred Revenues	(4,263)	(3,435)
Provision for Deferred Income Taxes and Investment Tax Credits, Net	1,037	1,284
Allowance for Funds Used During Construction	(359)	(158)
Depreciation and Amortization (including $506 and $702 in 2019 and 2018, respectively, charged to other accounts)	10,218	9,767
Gain on Real Estate Transactions	(23)	—
Change in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable and Accrued Unbilled Revenues	(508)	452
Increase in Prepaid Income Taxes and Prepayments and Other Current Assets	(1,589)	(2,531)
Decrease in Other Non-Current Items	2,059	4,590
Increase (Decrease) in Accounts Payable, Accrued Expenses and Other Current Liabilities	1,234	(445)
Total Adjustments	7,806	9,524
Net Cash and Cash Equivalents Provided by Operating Activities	15,830	13,026
Investing Activities:
Net Additions to Utility Plant	(30,024)	(20,858)
Net Cash and Cash Equivalents Used in Investing Activities	(30,024)	(20,858)
Financing Activities:
Net Proceeds from Interim Bank Loans	74,632	42,891
Net Repayment of Interim Bank Loans	(54,249)	(19,281)
Redemption of Preferred Stock	—	(787)
Purchase of Treasury Stock	—	(3,525)
Proceeds from the Issuance of Long-Term Debt	1,686	—
Costs to Issue Long-Term Debt and Common Stock	(17)	—
Proceeds from Issuance of Common Stock	571	722
Repayment of Long-Term Debt Including Current Portion	(1,733)	(3,903)
Advances from Others for Construction	1,549	(654)
Cash Dividends Paid	(7,719)	(7,381)
Net Cash and Cash Equivalents Provided by Financing Activities	14,720	8,082
Net Increase in Cash and Cash Equivalents	526	250
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	2,856	3,618
Cash and Cash Equivalents and Restricted Cash at End of Period	$3,382	$3,868
Non-Cash Investing and Financing Activities:
Non-Cash Contributed Utility Plant	$1,182	$852
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$6,486	$5,350
State and Federal Income Taxes	$300	$320

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation of Financials

The condensed consolidated financial statements included herein have been prepared by Connecticut Water Service, Inc. (“CTWS” or the “Company”) and its wholly-owned subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the results for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The Company’s primary operating subsidiaries are: The Connecticut Water Company (“Connecticut Water”), The Heritage Village Water Company (“HVWC”) and The Avon Water Company (“Avon Water”) in the State of Connecticut and The Maine Water Company (“Maine Water”) in the State of Maine (together, the “Regulated Companies”). The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “10-K”) and as updated in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019.

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

On May 4, 2018, Maine Water filed with MPUC an application for approval of the Merger. On May 7, 2018, the Company and SJW filed with PURA a joint application for approval of the Merger. Following the start on May 31, 2018 of a 45-day go-shop process permitted by the First Amended and Restated Merger Agreement, the Company and SJW withdrew their joint PURA application on June 19, 2018, and filed a new joint application on July 18, 2018 following the end of the go-shop process. On January 9, 2019, the Company and SJW withdrew their current application before PURA and announced that they were continuing to evaluate their regulatory approach, including the possibility of submitting a new application to PURA in connection with the Merger. On January 23, 2019, Maine Water voluntarily requested to withdraw its application before MPUC, aligning the Maine regulatory process with the regulatory process in Connecticut. After a thorough review conducted by the management and boards of the Company and SJW, and with the support of their respective Connecticut regulatory counsel, the Company and SJW filed a new joint application with PURA on April 3, 2019, and Maine Water filed a new

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

application with MPUC on May 3, 2019. PURA must make a ruling on the merger within 120 days after the filing of an application, unless the Company and SJW agree to an extension of the 120-day timeframe. On July 10, 2019, the Company and SJW agreed to PURA’s request to extend the statutory deadline from August 28, 2019 to September 4, 2019. MPUC must make a ruling on the merger within 60 days after the filing of an application, unless it determines that the necessary investigation cannot be concluded within 60 days, in which event it can extend the review period for up to an additional 120 days. On June 24, 2019, MPUC extended the review period to October 29, 2019.

On July 20, 2018, the California Public Utilities Commission (“CPUC”) formally issued an Order Instituting Investigation (the “Order”) providing that CPUC will investigate whether the Merger is subject to CPUC approval and the Merger’s anticipated impacts within California. CPUC held a public participation hearing on January 31, 2019 in connection with the Order. By a letter dated February 21, 2019, SJW informed CPUC that it would file a new application with PURA in connection with the Merger. On March 4, 2019, CPUC suspended the Order pending a final decision by PURA. On April 19, 2019, the City of San José submitted a request to CPUC that it resume its investigation of the Merger, which request is still pending.

Regulatory Matters

The rates we charge our water and waste water customers in Connecticut and Maine are established under the jurisdiction of and are approved by PURA and the MPUC, respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. The Regulated Companies’ allowed returns on equity and allowed returns on rate base are as follows:

As of June 30, 2019	Allowed Return on Equity	Allowed Return on Rate Base
Connecticut Water	9.75%	7.32%
HVWC (blended water and wastewater rates)	10.10%	7.19%
Avon Water	10.00%	7.79%
Maine Water	9.50%	7.96%

The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Each of Connecticut Water, HVWC, Avon Water and Maine Water are allowed, subject to regulatory approval, to add surcharges to customers’ bills in order to recover certain costs associated with approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments, in Connecticut, as discussed in more detail below. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of June 30, 2019, however, HVWC, as ordered by PURA, began to utilize Water Revenue Adjustments for water and wastewater as of March 31, 2017.

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

PURA has directed regulated water companies who have not received updated rates after the passing of the Tax Act, including Avon and HVWC, to create a regulatory liability as of January 1, 2018 to account for the reduced Federal Corporate Income Tax expense and defer treatment until the companies file their next general rate cases, at which point the companies will propose a method to return the regulatory liability to customers. During the year ended December 31, 2018, Avon Water and HVWC recorded regulatory liabilities in the amounts of $154,000 and $89,000, respectively. Avon Water and HVWC will continue to record additional liabilities each month until their next rate cases. For the six months ended June 30, 2019, Avon Water and HVWC recorded an additional $74,000 and $42,000, respectively, to the regulatory liabilities. Additionally, PURA directed Avon Water and HVWC, to establish a liability account for the EADIT from January 1, 2018, going forward, which will also be returned to customers commencing with the their next rate cases. As discussed below, Connecticut Water has entered into a settlement agreement with the Connecticut Office of Consumer Counsel (“OCC”), which was approved by PURA, which covers treatment of the Tax Act.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On January 11, 2018, the MPUC issued a notice of investigation to determine the impact of the Tax Act on Maine Water. The investigation allowed the MPUC to determine what, if any, adjustments to rates would be appropriate to account for revisions to tax laws, including corporate tax rates contained in the Tax Act. On March 15, 2019, the MPUC issued an Order concluding the investigation, directing Maine Water to create regulatory liabilities in five of their ten operating divisions, collectively totaling $157,587 for the year ended December 31, 2018. During the year ended December 31, 2018, Maine Water recorded a regulatory liability in the amount of $167,000 in anticipation of the Order, inclusive of carrying costs. Maine Water will continue to record additional liabilities each month until the company’s next rate case in each division. For the six months ended June 30, 2019, Maine Water recorded an additional $90,000 to the regulatory liabilities. Further, the Order directs Maine Water to file general rate cases in the same five divisions on or before March 1, 2022.

Maine Water Land Sale
On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,400 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million. The land has a book value of approximately $270,000 and is included in “Other Property and Investments” on the Company’s Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018. The easements and purchase prices are as follows:

1.Ragged Mountain Mirror Lake Conservation Easement: $1,875,000; and
2.Grassy Pond Conservation Easement: $600,000.

The first transaction regarding Mirror Lake was completed on September 27, 2018. As a result of the transaction, Maine Water has recognized $435,000 in net income in the period and has recorded a regulatory liability of $435,000 that is being refunded to customers over a one-year period, beginning January, 2019. In addition to the net income recorded as a result of the transaction, the Company recorded a $100,000 deferred income tax benefit due to the timing difference related to the cash refund to customers. The total net income benefit recorded by the Company for this transaction was $535,000 presented as $625,000 in gain on real estate transactions offset by $90,000 of donation deduction in the Other line item. Maine Water also made a $250,000 contribution to the Land Trust at the closing.

The second transaction regarding Grassy Pond is scheduled to close on or before December 31, 2019. The second transaction is structured such that Maine Water will sell a conservation easement valued at $1,200,000 for $600,000. Accordingly, Maine Water expects to claim a $600,000 charitable deduction on the bargain sale. Similar to the first transaction, net proceeds from the second transaction will be shared equally between the customers of the Camden Rockland division and Maine Water.

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was a 0.40% surcredit and a 9.98% surcharge at June 30, 2019 and 2018, respectively. Connecticut Water’s WICA was reset to zero during 2018 as a result of a rate ruling on the Company’s limited reopener and settlement agreement issued by PURA, as discussed below. As of June 30, 2019 and 2018, Avon Water’s WICA surcharge was 9.29% and 7.51%, respectively. As of June 30, 2019, HVWC has not filed for a WICA surcharge. Connecticut Water filed a WICA application for an additional 1.09% for a net surcharge of 0.69%. If approved, the surcharge will become effective as of July 1, 2019.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Connecticut Water’s and HVWC’s allowed revenues for the six months ended June 30, 2019, as approved by PURA during each company’s most recent general rate case and including subsequently approved WICA surcharges, are approximately $43.8 million. Through normal billing for the six months ended June 30, 2019, revenue for Connecticut Water and HVWC would have been approximately $39.4 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $4.4 million in additional revenue for the six months ended June 30, 2019. For the same period in 2018, the Connecticut Water and HVWC recognized $3.5 million in WRA revenues. Avon Water does not currently have PURA approval to apply the WRA surcharge to its customers’ bills and, therefore, does not currently use the WRA mechanism.

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 5.7% and 6.8% as a percentage of total revenues as of June 30, 2019 and 2018, respectively.

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

2.	Pension and Other Post-Retirement Benefits

The following tables set forth the components of pension and other post-retirement benefit costs for the three months ended June 30, 2019 and 2018.

Pension Benefits
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30,	2019	2018	2019	2018
Service Cost	$412	$451	$863	$975
Interest Cost	857	777	1,711	1,555
Expected Return on Plan Assets	(1,223)	(1,162)	(2,443)	(2,331)
Amortization of:
Prior Service Cost	4	4	8	8
Net Recognized Loss	395	629	788	1,299
Net Periodic Benefit Cost	$445	$699	$927	$1,506

The Company expects to make a total contribution of approximately $4,050,000 in 2019 for the 2018 plan year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Post-Retirement Benefits Other Than Pension (PBOP)
Components of Net Periodic Cost (in thousands):

	Three Months		Six Months
Period ended June 30,	2019	2018	2019	2018
Service Cost	$53	$83	$121	$166
Interest Cost	85	126	226	251
Expected Return on Plan Assets	(93)	(94)	(185)	(187)
Amortization of:
Prior Service Credit	—	(1)	—	(1)
Recognized Net Gain	(213)	(5)	(251)	(11)
Net Periodic Benefit (Credit) Cost	$(168)	$109	$(89)	$218

3.	Earnings per Share and Common Stock

Earnings per weighted average common share are calculated by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the respective periods as detailed below (diluted shares include the effect of stock awards):

Three months ended June 30,	2019	2018
Common Shares Outstanding End of Period	12,068,537	12,044,006
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	11,969,527	11,883,907
Diluted	12,064,788	12,082,573

Basic Earnings per Share	$0.48	$0.39
Dilutive Effect of Stock Awards	—	—
Diluted Earnings per Share	$0.48	$0.39

Six months ended June 30,
Weighted Average Shares Outstanding (Days Outstanding Basis):
Basic	11,965,678	11,872,995
Diluted	12,062,245	12,081,535

Basic Earnings per Share	$0.67	$0.29
Dilutive Effect of Stock Awards	—	—
Diluted Earnings per Share	$0.67	$0.29

Total unrecognized compensation expense for all stock awards was approximately $1.7 million as of June 30, 2019 and will be recognized over a weighted average period of 1.4 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has 25,000,000 authorized shares of common stock, no par value.  A summary of the changes in the common stock accounts three and six months ended June 30, 2018 and June 30, 2019, appears below:

(in thousands, except share data)	Shares	Issuance Amount	Expense	Total
Balance, April 1, 2018	12,089,125	$196,343	$(4,090)	$192,253
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	(50,401)	(3,275)	—	(3,275)
Dividend Reinvestment Plan	5,282	342	—	342
Balance, June 30, 2018	12,044,006	$193,410	$(4,090)	$189,320

Balance, April 1, 2019	12,063,252	$194,989	$(4,090)	$190,899
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures and Redemptions	1,028	101	—	101
Dividend Reinvestment Plan	4,257	292	—	292
Balance, June 30, 2019	12,068,537	$195,382	$(4,090)	$191,292

Balance, January 1, 2018	12,065,016	$195,731	$(4,090)	$191,641
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures	(33,416)	(3,043)	—	(3,043)
Dividend Reinvestment Plan	12,406	722	—	722
Balance, June 30, 2018	12,044,006	$193,410	$(4,090)	$189,320

Balance January 1, 2019	12,054,712	$194,523	$(4,090)	$190,433
Stock and equivalents issued through Performance Stock Program, Net of Forfeitures and Redemptions	5,432	289	—	289
Dividend Reinvestment Plan	8,393	570	—	570
Balance, June 30, 2019	12,068,537	$195,382	$(4,090)	$191,292

4.	Recently Adopted and New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”, (“ASU No. 2016-02”), which required lessees to recognize the following for all leases at the commencement date of a lease: a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Public business entities had to apply the amendments in ASU No. 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application was permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) applied a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach did not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors could not apply a full retrospective transition approach. As required, the Company adopted ASU No. 2016-02 in January 2019 using the modified retrospective approach, see Note 12 for more details.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Disaggregation of Revenue
The following table disaggregates our revenue by major source and customer class (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Water Operations
Residential	$16,127	$15,755	$30,810	$30,164
Commercial	3,337	3,301	6,376	6,231
Industrial	761	736	1,479	1,455
Public Authority	941	761	1,770	1,508
Fire Protection	5,322	5,134	10,665	10,306
Other (including non-metered accounts)	784	886	1,547	1,760
Water Operations Revenues from Contracts with Customers	27,272	26,573	52,647	51,424
Alternative Revenue Program	3,392	3,331	4,263	3,333
Other	382	363	718	736
Total Revenue from Water Operations	31,046	30,267	57,628	55,493
Services and Rentals
Contract Operations	593	578	1,170	1,147
Linebacker	650	635	1,301	1,253
Services and Rentals Revenues from Contracts with Customers	1,243	1,213	2,471	2,400
Other	17	64	64	82
Total Revenue from Services and Rentals	1,260	1,277	2,535	2,482
Total Revenue from Real Estate Transactions	—	—	—	—

Total Revenues from Contracts with Customers	28,515	27,786	55,118	53,824

Total Revenue	$32,306	$31,544	$60,163	$57,975

The following table shows the components of Accounts Receivable and Accrued Unbilled Revenues related to revenues from contracts with customers:

	June 30, 2019	December 31, 2018
Accounts Receivable
Water Operations Segment	$12,445	$11,890
Services and Rentals Segment	177	238
Accounts Receivable from Contracts with Customers	12,622	12,128
Other accounts receivable	1,257	2,041
Total Accounts Receivable	$13,879	$14,169

Accrued Unbilled Revenues from Contracts with Customers	$10,810	$10,011

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

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

Three months ended June 30, 2019	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$431	$(706)	$(275)
Other Comprehensive Income (Loss) Before Reclassification	4	(2)	2
Amounts Reclassified from AOCI	25	38	63
Net current-period Other Comprehensive Income	29	36	65
Ending Balance	$460	$(670)	$(210)

Three months ended June 30, 2018	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$416	$(836)	$(420)
Other Comprehensive Income Before Reclassification	43	—	43
Amounts Reclassified from AOCI	(7)	83	76
Net current-period Other Comprehensive Income	36	83	119
Ending Balance	$452	$(753)	$(301)

Six months ended June 30, 2019	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$258	$(743)	$(485)
Other Comprehensive Income (Loss) Before Reclassification	177	(2)	175
Amounts Reclassified from AOCI	25	75	100
Net current-period Other Comprehensive Income	202	73	275
Ending Balance	$460	$(670)	$(210)

Six months ended June 30, 2018	Unrealized Gains on Investments	Defined Benefit Items	Total
Beginning Balance (a)	$442	$(870)	$(428)
Other Comprehensive Income Before Reclassification	—	—	—
Amounts Reclassified from AOCI	10	117	127
Net current-period Other Comprehensive Income	10	117	127
Ending Balance	$452	$(753)	$(301)

(a) All amounts shown are net of tax. Amounts in parentheses indicate loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018 (in thousands):

Details about Other AOCI Components	Amounts Reclassified from AOCI Three Months Ended June 30, 2019 (a)	Amounts Reclassified from AOCI Three Months Ended June 30, 2018 (a)	Affected Line Items on Income Statement
Realized Gains on Investments	$31	$(10)	Other Income
Tax expense	(6)	3	Other Income
	25	(7)

Amortization of Recognized Net Gain from Defined Benefit Items	44	113	Other Income (b)
Tax expense	(6)	(30)	Other Income
	38	83

Total Reclassifications for the period, net of tax	$63	$76

Details about Other AOCI Components	Amounts Reclassified from AOCI Six Months Ended June 30, 2019(a)	Amounts Reclassified from AOCI Six Months Ended June 30, 2018(a)	Affected Line Items on Income Statement
Realized Gains on Investments	$31	$14	Other Income
Tax expense	(6)	(4)	Other Income
	25	10

Amortization of Recognized Net Gain from Defined Benefit Items	95	160	Other Income (b)
Tax expense	(20)	(43)	Other Income
	75	117

Total Reclassifications for the period, net of tax	$100	$127

(a) Amounts in parentheses indicate loss/expense.
(b) Included in computation of net periodic pension cost (see Note 2 for additional details).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Long-Term Debt

Long-Term Debt at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

			2019	2018
4.09%	CTWS	Term Loan Note, Due 2027	$10,657	$11,235
4.15%	CTWS	CoBank Term Note Payable, Due 2037	14,128	14,386
Total CTWS			24,785	25,621
Var.	Connecticut Water	2004 Series Variable Rate, Due 2029	12,500	12,500
Var.	Connecticut Water	2004 Series A, Due 2028	5,000	5,000
Var.	Connecticut Water	2004 Series B, Due 2028	4,550	4,550
5.00%	Connecticut Water	2011 A Series, Due 2021	22,613	22,717
3.16%	Connecticut Water	CoBank Note Payable, Due 2020	8,000	8,000
3.51%	Connecticut Water	CoBank Note Payable, Due 2022	14,795	14,795
4.29%	Connecticut Water	CoBank Note Payable, Due 2028	17,020	17,020
4.72%	Connecticut Water	CoBank Note Payable, Due 2032	14,795	14,795
4.75%	Connecticut Water	CoBank Note Payable, Due 2033	14,550	14,550
4.36%	Connecticut Water	CoBank Note Payable, Due 2036	30,000	30,000
4.04%	Connecticut Water	CoBank Note Payable, Due 2036	19,930	19,930
3.53%	Connecticut Water	NY Life Senior Note, Due 2037	35,000	35,000
Total Connecticut Water			198,753	198,857
4.75%	HVWC	2011 Farmington Bank Loan, Due 2034	4,214	4,300
3.05%	Avon Water	Mortgage Note Payable, Due 2033	3,047	3,134
8.95%	Maine Water	1994 Series G, Due 2024	5,400	5,400
2.68%	Maine Water	1999 Series J, Due 2019	—	85
0.00%	Maine Water	2001 Series K, Due 2031	492	533
2.58%	Maine Water	2002 Series L, Due 2022	45	53
1.53%	Maine Water	2003 Series M, Due 2023	221	271
1.73%	Maine Water	2004 Series N, Due 2024	311	311
0.00%	Maine Water	2004 Series O, Due 2034	100	107
1.76%	Maine Water	2006 Series P, Due 2026	301	331
1.57%	Maine Water	2009 Series R, Due 2029	187	197
0.00%	Maine Water	2009 Series S, Due 2029	471	493
0.00%	Maine Water	2009 Series T, Due 2029	1,320	1,383
0.00%	Maine Water	2012 Series U, Due 2042	136	142
1.00%	Maine Water	2013 Series V, Due 2033	1,235	1,285
1.00%	Maine Water	2019 Series W, Due 2048	1,012	—
4.24%	Maine Water	CoBank Note Payable, Due 2024	4,500	4,500
4.18%	Maine Water	CoBank Note Payable, Due 2026	5,000	5,000
5.51%	Maine Water	CoBank Note Payable, Due 2043	8,000	8,000
2.40%	Maine Water	Series N, Due 2022	626	826
1.86%	Maine Water	Series O, Due 2025	710	710
2.23%	Maine Water	Series P, Due 2028	1,174	1,233
0.01%	Maine Water	Series Q, Due 2035	1,491	1,584
1.00%	Maine Water	Series R, Due 2025	1,767	1,767
Total Maine Water			34,499	34,211
Add: Acquisition Fair Value Adjustment			(220)	(189)
Less: Current Portion			(4,051)	(4,059)
Less: Unamortized Debt Issuance Expense			(4,111)	(4,364)
Total Long-Term Debt			$256,916	$257,511

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

During the first six months of 2019, the Company paid approximately $836,000 related to Connecticut Water Service’s 2017 CoBank issuance as well as the Company’s Term Note Payable issued as part of the 2012 acquisition of Maine Water, approximately $724,000 in sinking funds related to Maine Water’s outstanding bonds, approximately $86,000 in sinking funds related to HVWC’s bank loan and $87,000 related to Avon Water’s mortgage note payable.

Financial Covenants – The Company and its subsidiaries are required to comply with certain covenants in connection with various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. The Company and its subsidiaries were in compliance with all covenants at June 30, 2019.

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

The following table summarizes our financial instruments measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Asset Type:
Money Market Fund	$2	$—	$—	$2
Mutual Funds:
Equity Funds (1)	2,020	—	—	2,020
Fixed Income Funds (2)	677	—	—	677
Total	$2,699	$—	$—	$2,699

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

Company Owned Life Insurance – The fair value of Company Owned Life Insurance is based on the cash surrender value of the contracts. These contracts are based principally on a referenced pool of investment funds that actively redeem shares and are observable and measurable and are presented on the “Other Property and Investments” line item of the Company’s Consolidated Balance Sheets. The value of Company Owned Life Insurance at June 30, 2019 and December 31, 2018 was $4,864,000 and $3,532,000, respectively.

Long-Term Debt – The fair value of the Company’s fixed rate long-term debt is based upon borrowing rates currently available to the Company.  As of June 30, 2019 and December 31, 2018, the estimated fair value of the Company’s long-term debt was $276,147,000 and $260,829,000, respectively, as compared to the carrying amounts of $261,027,000 and $261,875,000, respectively. The estimated fair value of long term debt was calculated using a discounted cash flow model that uses comparable interest rates and yield curve data based on the A-rated MMD (Municipal Market Data) Index which is a benchmark of current municipal bond yields. Under the fair value hierarchy, the fair value of long term debt is classified as a Level 2 measurement.

Advances for Construction – Customer advances for construction had a carrying amount of $24,673,000 and $22,654,000 at June 30, 2019 and December 31, 2018, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

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

The Company operates principally in three business segments: Water Operations, Real Estate Transactions, and Services and Rentals. Financial data for the segments is as follows (in thousands):

Three months ended June 30, 2019
Segment	Revenues	Pre-Tax Income	Income Tax (Benefit) Expense	Net Income
Water Operations	$31,046	$5,438	$67	$5,371
Real Estate Transactions	—	—	(11)	11
Services and Rentals	1,260	546	142	404
Total	$32,306	$5,984	$198	$5,786

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three months ended June 30, 2018
Segment	Revenues	Pre-Tax Income	Income Tax (Benefit) Expense	Net (Loss) Income
Water Operations	$30,267	$4,735	$438	$4,297
Real Estate Transactions	—	—	—	—
Services and Rentals	1,277	559	127	432
Total	$31,544	$5,294	$565	$4,729

Six months ended June 30, 2019
Segment	Revenues	Pre-Tax Income	Income Tax (Benefit) Expense	Net Income
Water Operations	$57,628	$7,141	$30	$7,111
Real Estate Transactions	—	—	(23)	23
Services and Rentals	2,535	1,199	309	890
Total	$60,163	$8,340	$316	$8,024

Six months ended June 30, 2018
Segment	Revenues	Pre-Tax Income	Income Tax (Benefit) Expense	Net (Loss) Income
Water Operations	$55,493	$2,860	$186	$2,674
Real Estate Transactions	—	—	—	—
Services and Rentals	2,482	1,105	277	828
Total	$57,975	$3,965	$463	$3,502

The revenues shown in Water Operations above consisted of revenues from water and wastewater customers of $30,664,000 and $29,904,000 for the three months ended June 30, 2019 and 2018. Additionally, there were revenues associated with utility plant leased to others of $382,000 and $363,000 for the three months ended June 30, 2019 and 2018, respectively. The revenues from water and wastewater customers for the three months ended June 30, 2019 and 2018 include $3,452,000 and $3,443,000 in additional revenues related to the application of the WRA, respectively.

The revenues shown in Water Operations above consisted of revenues from water and wastewater customers of $56,910,000 and $54,757,000 for the six months ended June 30, 2019 and 2018. Additionally, there were revenues associated with utility plant leased to others of $718,000 and $736,000 for the six months ended June 30, 2019 and 2018, respectively. The revenues from water and wastewater customers for the six months ended June 30, 2019 and 2018 include $4,383,000 and $3,504,000 in additional revenues related to the application of the WRA, respectively.

The Company owns various small, discrete parcels of land that are no longer required for water supply purposes.  From time to time, the Company may sell or donate these parcels, depending on various factors, including the current market for land, the amount of tax benefits received for donations and the Company’s ability to use any benefits received from donations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets by segment (in thousands):

	June 30, 2019	December 31, 2018
Total Plant and Other Investments:
Water Operations	$768,056	$748,374
Non-Water	1,238	1,114
	769,294	749,488
Other Assets:
Water Operations	211,037	201,429
Non-Water	1,096	2,426
	212,133	203,855
Total Assets	$981,427	$953,343

10.	Income Taxes

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

The Company adopted the Internal Revenue Service (“IRS”) temporary tangible property regulations on the Company’s 2012 Federal tax return. Since that time, the Company has been recording a provision for any possible disallowance of a portion of the repair deduction if the Company’s Federal tax return were to be reviewed by the IRS. While the Company believes that the deductions taken on its tax returns are appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities. For the six months ended June 30, 2019, the Company recorded a provision of $510,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $3.3 million in prior years for a cumulative total of $3.8 million.

From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges would appear on the Other line item within the Other Income (Deductions), Net of Taxes section of the Company’s Condensed Consolidated Statements of Income.  There were no such charges for the six months ended June 30, 2019 and 2018.  Additionally, there were no accruals relating to interest or penalties as of June 30, 2019 and December 31, 2018.  The Company remains subject to examination by federal and state tax authorities for the 2015 through 2017 tax years.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2018 Federal Tax Return to be filed in October 2019.  In addition, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2019 and has reflected that deduction in its effective tax rate, net of any reserves.  Consistent with other differences between book and tax expenditures, the Company is required to use the flow-through method to account for any timing differences not required by the IRS to be normalized.

The Company’s effective income tax rate for the three months ended June 30, 2019 and 2018 was 3.3% and 10.7%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the three months ended June 30, 2019 and 2018, was 4.0% and (6.8)%, respectively. In 2019, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut, and amortizations of accumulated excess deferred taxes. In 2018, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut and purchase accounting adjustments to goodwill. Excluding discrete items, there was an increase in the effective tax rate year over year for the three month period of approximately 10.8%. The increase in the effective tax rate for this period can be attributed to a higher performance stock deduction in 2018 than in 2019.

The Company’s effective income tax rate for the six months ended June 30, 2019 and 2018 was 3.8% and 11.7%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the six months ended June 30, 2019 and 2018, was 5.1% and (18.0)%, respectively. In 2019, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut, and amortizations of accumulated excess deferred taxes. In 2018, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut, purchase accounting adjustments to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

goodwill, an IRS audit adjustment, and adjustments required under the Tax Act. Excluding discrete items, there was a increase in the effective tax rate year over year for the six month period of approximately 23.1%. The increase in the effective tax rate for this period can be attributed to a higher performance stock deduction in 2018 than in 2019.

The blended Federal and State statutory income tax rates during the three and six months ended June 30, 2019 and 2018 was 28%. In determining its annual estimated effective tax rate for interim periods, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations.

11.	Bank Lines of Credit and Other Short-Term Debt

As of June 30, 2019, the Company maintained a $15.0 million line of credit agreement with CoBank, which is currently scheduled to expire on July 1, 2020.  The Company maintains an additional line of credit of $75.0 million with Citizens Bank, N.A. (“Citizens”), with an expiration date of December 14, 2023.  Additionally, Avon Water maintained a $3.0 million line of credit with Northwest Community Bank, which expired on September 30, 2018, at which point it converted to other short-term debt and was paid off in full in February 2019. As of June 30, 2019, the total lines of credit available to the Company were $90.0 million.  As of June 30, 2019 and December 31, 2018, the Company had $74.6 million and $54.2 million respectively, of Interim Bank Loans Payable and Other Short-Term Debt. As of June 30, 2019, the Company had $15.4 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

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

The Company has operating leases primarily related to buildings, office equipment and land use agreements that convey use of the land during the arrangement for certain of its source water wells. Operating leases primarily have fixed payments with expiration dates ranging from 2019 to 2074, some of which include options to extend the leases from 1 to 10 years and some have options to terminate at the Company’s discretion. At June 30, 2019 and December 31, 2018, the Company’s ROU assets and lease liabilities for operating leases totaled approximately $1.5 million for each period. The Company’s lease liabilities at June 30, 2019 and December 31, 2018 were calculated using a rate indicative of what the Company believes would be secured for incremental long-term debt. These rates were 3.82% and 4.32% as of June 30, 2019 and December 31, 2018, respectively.

At December 31, 2018, expected lease payments over the remaining terms of the leases were approximately $3.4 million with the expected lease payments for no one year being material. Operating leases did not have an impact on the Company’s Condensed Consolidated Statements of Income or Condensed Consolidated Statements of Cash Flows.

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

On May 4, 2018, Maine Water filed with MPUC an application for approval of the Merger. On May 7, 2018, the Company and SJW filed with PURA a joint application for approval of the Merger. Following the start on May 31, 2018 of a 45-day go-shop process permitted by the First Amended and Restated Merger Agreement, the Company and SJW withdrew their joint PURA application on June 19, 2018, and filed a new joint application on July 18, 2018 following the end of the go-shop process. On January 9, 2019, the Company and SJW withdrew their current application before PURA and announced that they were continuing to evaluate their regulatory approach, including the possibility of submitting a new application to PURA in connection with the Merger. On January 23, 2019, Maine Water voluntarily requested to withdraw its application before MPUC, aligning the Maine regulatory process with the regulatory process in Connecticut. After a thorough review conducted by the management and boards of the Company and SJW, and with the support of their respective Connecticut regulatory counsel, the Company and SJW filed a new joint application with PURA on April 3, 2019, and Maine Water filed a new application with MPUC on May 3, 2019. PURA must make a ruling on the merger within 120 days after the filing of an application, unless the Company and SJW agree to an extension of the 120-day timeframe. On July 10, 2019, the Company and SJW agreed to PURA’s request to extend the statutory deadline from August 28, 2019 to September 4, 2019. MPUC must make a ruling on the merger within 60 days after the filing of an application, unless it determines that the necessary investigation cannot be concluded within 60 days, in which event it can extend the review period for up to an additional 120 days. On June 24, 2019, MPUC extended the review period to October 29, 2019.

On July 20, 2018, the California Public Utilities Commission (“CPUC”) formally issued an Order Instituting Investigation (the “Order”) providing that CPUC will investigate whether the Merger is subject to CPUC approval and the Merger’s anticipated impacts within California. CPUC held a public participation hearing on January 31, 2019 in connection with the Order. By a letter dated February 21, 2019, SJW informed CPUC that it would file a new application with PURA in connection with the Merger. On March 4, 2019, CPUC suspended the Order pending a final decision by PURA. On April 19, 2019, the City of San José submitted a request to CPUC that it resume its investigation of the Merger, which request is still pending.

Regulatory Matters

The rates we charge our water and waste water customers in Connecticut and Maine are established under the jurisdiction of and are approved by PURA and the MPUC, respectively. It is our policy to seek rate relief as necessary to enable us to achieve an adequate rate of return. The Regulated Companies’ allowed returns on equity and allowed returns on rate base are as follows:

As of June 30, 2019	Allowed Return on Equity	Allowed Return on Rate Base
Connecticut Water	9.75%	7.32%
HVWC (blended water and wastewater rates)	10.10%	7.19%
Avon Water	10.00%	7.79%
Maine Water	9.50%	7.96%

The PURA establishes rates in Connecticut on a company-wide basis while the MPUC approves Maine Water’s rates on a division-by-division basis. Each of Connecticut Water, HVWC, Avon Water and Maine Water are allowed, subject to regulatory approval, to add surcharges to customers’ bills in order to recover certain costs associated with approved capital projects in between full rate cases, as well as approved surcharges for Water Revenue Adjustments, in Connecticut, as discussed in more detail below. HVWC has not added surcharges to customers’ bills in order to recover certain approved capital projects as of June 30, 2019, however, HVWC, as ordered by PURA, began to utilize Water Revenue Adjustments for water and wastewater as of March 31, 2017.

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

PURA has directed regulated water companies who have not received updated rates after the passing of the Tax Act, including Avon and HVWC, to create a regulatory liability as of January 1, 2018 to account for the reduced Federal Corporate Income Tax expense and defer treatment until the companies file their next general rate cases, at which point the companies will propose a method to return the regulatory liability to customers. During the year ended December 31, 2018, Avon Water and HVWC recorded regulatory liabilities in the amounts of $154,000 and $89,000, respectively. Avon Water and HVWC will continue to record additional liabilities each month until their next rate cases. For the six months ended June 30, 2019, Avon Water and HVWC recorded an additional $74,000 and $42,000, respectively, to the regulatory liabilities. Additionally, PURA directed Avon Water and HVWC, to establish a liability account for the EADIT from January 1, 2018, going forward, which will also be returned to customers commencing with the their next rate cases. As discussed below, Connecticut Water has entered into a settlement agreement with the Connecticut Office of Consumer Counsel (“OCC”), which was approved by PURA, which covers treatment of the Tax Act.

On January 11, 2018, the MPUC issued a notice of investigation to determine the impact of the Tax Act on Maine Water. The investigation allowed the MPUC to determine what, if any, adjustments to rates would be appropriate to account for revisions to tax laws, including corporate tax rates contained in the Tax Act. On March 15, 2019, the MPUC issued an Order concluding the investigation, directing Maine Water to create regulatory liabilities in five of their ten operating divisions, collectively totaling $157,587 for the year ended December 31, 2018. During the year ended December 31, 2018, Maine Water recorded a regulatory liability in the amount of $167,000 in anticipation of the Order, inclusive of carrying costs. Maine Water will continue to record additional liabilities each month until the company’s next rate case in each division. For the six months ended June 30, 2019, Maine Water recorded an additional $90,000 to the regulatory liabilities. Further, the Order directs Maine Water to file general rate cases in the same five divisions on or before March 1, 2022.

Maine Water Land Sale
On March 11, 2016, Maine Water entered into a purchase and sale agreement with the Coastal Mountains Land Trust, a Maine nonprofit corporation (the “Land Trust”) pursuant to which Maine Water agreed to sell two conservation easements to the Land Trust on approximately 1,400 acres of land located in the towns of Rockport, Camden and Hope, in Knox County, Maine valued in the aggregate at $3.1 million. The land has a book value of approximately $270,000 and is included in “Other Property and Investments” on the Company’s Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018. The easements and purchase prices are as follows:

1.Ragged Mountain Mirror Lake Conservation Easement: $1,875,000; and
2.Grassy Pond Conservation Easement: $600,000.

The first transaction regarding Mirror Lake was completed on September 27, 2018. As a result of the transaction, Maine Water has recognized $435,000 in net income in the period and has recorded a regulatory liability of $435,000 that is being refunded to customers over a one-year period, beginning January, 2019. In addition to the net income recorded as a result of the transaction, the Company recorded a $100,000 deferred income tax benefit due to the timing difference related to the cash refund to customers. The total net income benefit recorded by the Company for this transaction was $535,000 presented as $625,000 in gain on real estate transactions offset by $90,000 of donation deduction in the Other line item. Maine Water also made a $250,000 contribution to the Land Trust at the closing.

The second transaction regarding Grassy Pond is scheduled to close on or before December 31, 2019. The second transaction is structured such that Maine Water will sell a conservation easement valued at $1,200,000 for $600,000. Accordingly, Maine Water expects to claim a $600,000 charitable deduction on the bargain sale. Similar to the first transaction, net proceeds from the second transaction will be shared equally between the customers of the Camden Rockland division and Maine Water.

Connecticut Rates
Connecticut Water’s Water Infrastructure Conservation Adjustment (“WICA”) was a 0.40% surcredit and a 9.98% surcharge at June 30, 2019 and 2018, respectively. Connecticut Water’s WICA was reset to zero during 2018 as a result of a rate ruling on the Company’s limited reopener and settlement agreement issued by PURA, as discussed below. As of June 30, 2019 and 2018, Avon Water’s WICA surcharge was 9.29% and 7.51%, respectively. As of June 30, 2019, HVWC has not filed for a WICA surcharge. Connecticut Water filed a WICA application for an additional 1.09% for a net surcharge of 0.69%. If approved, the surcharge will become effective as of July 1, 2019.

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

Connecticut Water’s and HVWC’s allowed revenues for the six months ended June 30, 2019, as approved by PURA during each company’s most recent general rate case and including subsequently approved WICA surcharges, are approximately $43.8 million. Through normal billing for the six months ended June 30, 2019, revenue for Connecticut Water and HVWC would have been approximately $39.4 million had the WRA not been implemented. As a result of the implementation of the WRA, Connecticut Water and HVWC recorded $4.4 million in additional revenue for the six months ended June 30, 2019. For the same period in 2018, the Connecticut Water and HVWC recognized $3.5 million in WRA revenues. Avon Water does not currently have PURA approval to apply the WRA surcharge to its customers’ bills and, therefore, does not currently use the WRA mechanism.

Maine Rates
In Maine, the overall, cumulative Water Infrastructure Charge (“WISC”) for all divisions was 5.7% and 6.8% as a percentage of total revenues as of June 30, 2019 and 2018, respectively.

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

We define Adjusted Net Income as Net Income excluding certain material items outside of normal business operations. For this Non-GAAP financial measure, we consider these items to be expenses related to mergers and acquisitions, including any short-term borrowing costs.   This includes costs incurred in 2019 and 2018 for the proposed merger with SJW.

Adjusted Net Income is a supplemental financial measure used by us and by external users of our financial statements and is considered to be an indicator of the operational strength and performance of our business. Adjusted Net Income allows us to assess our performance without regard to the impact of matters that we do not consider indicative of the operating performance of our business.

We use Adjusted Net Income to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our results prepared in accordance with GAAP, provides a more complete understanding of factors and trends affecting our business. We believe Adjusted Net Income assists our Board of Directors, management and investors in comparing our operating performance on a consistent basis from period to period because the measure removes the impact of certain material items outside of normal business operations (such as the costs incurred for the proposed merger with SJW) from our operating results.

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

Results of Operations

Three months ended June 30
Net Income for the three months ended June 30, 2019 increased from the same period in the prior year by $1,057,000 to $5,786,000. Earnings per basic average common share were $0.48 and $0.39 during the three months ended June 30, 2019 and 2018, respectively.

This increase is broken down by business segment as follows (in thousands):

Business Segment	June 30, 2019	June 30, 2018	Increase/(Decrease)
Water Operations	$5,371	$4,297	$1,074
Real Estate Transactions	11	—	11
Services and Rentals	404	432	(28)
Total	$5,786	$4,729	$1,057

Adjusted Net Income
Adjusted Net Income for the three months ended June 30, 2019 and 2018 was as follows (in follows):

	2019	2018	Increase (Decrease)
Net Income (Loss)	$5,786	$4,729	$1,057
Merger and Acquisition Costs	2,171	2,391	(220)
Financing Costs	105	28	77
Adjusted Net Income	$8,062	$7,148	$914

Non-GAAP Adjusted Net Income for the three months ended June 30, 2019 increased from the same period in the prior year by $914,000.

See “Our Use of Non-GAAP Financial Measures” for a discussion of our use of Non-GAAP Adjusted Net Income.

Revenue

Revenue from our regulated customers increased by $760,000, or 2.5%, to $30,664,000 for the three months ended June 30, 2019 when compared to the same period in 2018.  The primary cause in the increase in revenues related to increased rates at Connecticut Water.

Operation and Maintenance Expense

Operation and Maintenance (“O&M”) expense increased by $83,000, or 0.7%, for the three months ended June 30, 2019 when compared to the same period of 2018. The following table presents the components of O&M expense for the three months ending June 30, 2019 and 2018 (in thousands):

Expense Components	June 30, 2019	June 30, 2018	Increase / (Decrease)
Maintenance	$1,305	$1,117	$188
Outside services	1,297	1,129	168
Pension	466	344	122
Customer	427	308	119
Vehicles	620	526	94
Utility costs	1,198	1,135	63
Purchased water	384	358	26
Property and liability insurance	396	434	(38)
Post-retirement Medical	25	82	(57)
Water treatment (including chemicals)	684	745	(61)
Medical	719	832	(113)
Payroll	4,369	4,680	(311)
Other	913	1,030	(117)
Total	$12,803	$12,720	$83

The changes in individual items are described below:

•	Maintenance costs increased primarily due to work surrounding the Company’s IT infrastructure;

•
Costs associated with Outside services increased in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to higher usage of consultants and temporary labor during 2019 when compared to 2018;

•
Customer costs increased in the quarter ended June 30, 2019 relative to the same period in 2018. The primary reason for this increase was higher uncollectible accounts and increased postage costs in our customer communications; and

•	Utility costs increased from 2018 to 2019 primarily due to an increase in telecommunication costs, partially offset by a decrease in power costs.

The increases described above were partially offset by the following decreases to O&M expense:

•
Payroll decreased in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in time charged to capital projects by employees, partially offset by regular wage increases;

•
Medical costs decreased in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to a decrease in medical claims filed by our employees and a decrease in the costs associated with administering the plan;

•
During the three months ended June 30, 2019, the Company saw a decrease in treatment costs compared to the same period in 2018, primarily due to a reduction in work related to tree removal and other periodic grounds upkeep at treatment facilities. Partially offsetting these decreases were an increase in the chemicals used in the treatment process as well as costs associated with laboratory testing; and

•	Property and liability insurance decreased in the period ended June 30, 2019 when compared to the same period in 2018 primarily due to a reduction in premiums charged by our insurers.

The Company saw an approximate $535,000, or 12.3%, increase in its Depreciation expense for the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily due to higher Utility Plant in Service as of June 30, 2019 compared to June 30, 2018, driven by continued spending on WICA and WISC projects in Connecticut and Maine, respectively.

The Company had a $328,000 decrease in above-the-line Income Tax expense in the three months ended June 30, 2019 compared to the same period of 2018. The Company’s effective income tax rate for the three months ended June 30, 2019 and 2018 was 3.3% and 10.7%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the three months ended June 30, 2019 and 2018, was 4.0% and (6.8)%, respectively. In 2019, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut, and amortizations of accumulated excess deferred taxes. In 2018, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut and purchase accounting adjustments to goodwill. Excluding discrete items, there was a decrease in the effective tax rate year over year for the three month period of approximately 10.8%. The decrease in the effective tax rate for this period can be attributed to a higher performance stock deduction in 2018 than in 2019.

Other Income (Deductions), Net of Taxes increased for the three months ended June 30, 2019 by $1,326,000. The primary driver of this increase was the accounting treatment of certain portions of the costs associated with benefit plans offered to employees. Additionally, after-tax costs associated with the announced merger with SJW, which were $2,171,000 and $2,391,000 in the quarters ending June 30, 2019 and 2018, respectively.

Total Interest and Debt Expense increased by $541,000 in the three months ended June 30, 2019 when compared to the same period in 2018. The increase was primarily due to increased borrowing under our lines of credit and higher debt balances outstanding, including recent debt issuances in Maine, at June 30, 2019 when compared to June 30, 2018.

Six months ended June 30
Net Income for the six months ended June 30, 2019 increased from the same period in the prior year by $4,522,000 to $8,024,000. Earnings per basic average common share increased by $0.38 to $0.67 during the six months ended June 30, 2019.

This increase in Net Income is broken down by business segment as follows (in thousands):

Business Segment	June 30, 2019	June 30, 2018	Increase/(Decrease)
Water Operations	$7,111	$2,674	$4,437
Real Estate Transactions	23	—	23
Services and Rentals	890	828	62
Total	$8,024	$3,502	$4,522

Adjusted Net Income

Adjusted Net Income for the six months ended June 30, 2019 and 2018 was as follows (in thousands):

	2019	2018	Increase/(Decrease)
Net Income	$8,024	$3,502	$4,522
Merger and Acquisition Costs	3,096	5,652	(2,556)
Financing Costs	204	34	170
Adjusted Net Income	$11,324	$9,188	$2,136

Non-GAAP Adjusted Net Income for the six months ended June 30, 2019 increased from the same period in the prior year by $2,136,000.

See “Our Use of Non-GAAP Financial Measures” for a discussion of our use of Non-GAAP Adjusted Net Income.

Revenue

Revenue from our regulated customers increased by $2,153,000, or 3.9%, to $56,910,000 for the six months ended June 30, 2019 when compared to the same period in 2018. The primary cause in the increase in revenues is related to increased rates at Connecticut Water, and higher WISC surcharges in Maine.

Operation and Maintenance Expense

O&M expense decreased by $15,000, or 0.1%, for the six months ended June 30, 2019 when compared to the same period of 2018. The following table presents the components of O&M expense for the six months ended June 30, 2019 and 2018 (in thousands):

Expense Components	June 30, 2019	June 30, 2018	Increase / (Decrease)
Payroll	$8,857	$9,174	$(317)
Property and liability insurance	796	947	(151)
Investor relations	298	432	(134)
Medical	1,806	1,878	(72)
Purchased water	654	715	(61)
Post-retirement medical	116	165	(49)
Pension	838	873	(35)
Water treatment (including chemicals)	1,359	1,393	(34)
Outside services	2,168	2,097	71
Utility costs	2,556	2,390	166
Vehicles	1,158	960	198
Other benefits	808	590	218
Maintenance	2,347	2,125	222
Other	1,964	2,001	(37)
Total	$25,725	$25,740	$(15)

The changes in individual items are described below:

•
Payroll decreased in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in time charged to capital projects by employees, partially offset by regular wage increases;

•	Property and liability insurance decreased in the six months ended June 30, 2019 when compared to the same period in 2018 primarily due to a reduction in premiums charged by our insurers;

•	Investor relations costs decreased in the six months ended June 30, 2019 compared to the same period in 2018 primarily due to a decrease in directors’ fees, and other director-related expenses;

•
Medical costs decreased in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to a decrease in medical claims filed by our employees and a decrease in the costs associated with administering the plan; and

•
Pension and post-retirement medical costs decreased in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in the discount rates used to determine each plan’s expense and liability.

The decreases described above were partially offset by the following increases to O&M expense:

•	Maintenance costs increased primarily due to work surrounding the Company’s IT infrastructure;

•
Other benefits costs increased in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to higher costs associated with the performance awards program of officers and other senior leaders in the Company;

•
Utility costs increased in the six months ended June 30, 2019 relative to the same period in 2018. The primary reason for this increase were higher electricity costs and certain communication costs; and

•
Costs associated with Outside services increased in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to higher auditing fees during 2019 when compared to 2018 and modest increases in the use of temporary labor and consultants during the period.

The Company saw an approximate $647,000, or 7.1%, increase in its Depreciation expense from the six months ended June 30, 2019 compared to the same period in 2018.  The increase was primarily due to higher Utility Plant in Service as of June 30, 2019 compared to June 30, 2018 driven by continued spending on WICA and WISC projects in Connecticut and Maine, respectively.

The Company had $109,000 decrease in above-the-line Income Tax expense in the six months ended June 30, 2019 compared to the same period of 2018. The Company’s effective income tax rate for the six months ended June 30, 2019 and 2018 was 3.8% and 11.7%, respectively. The Company’s effective tax rate, excluding discrete items recorded during the six months ended June 30, 2019 and 2018, was 5.1% and (18.0)%, respectively. In 2019, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut, and amortizations of accumulated excess deferred taxes. In 2018, these discrete items include adjustments related to uncertain tax positions for the repair deduction in Connecticut, purchase accounting adjustments to goodwill, an IRS audit adjustment, and adjustments required under the Tax Act. Excluding discrete items, there was a increase in the effective tax rate year over year for the six month period of approximately 23.1%. The increase in the effective tax rate for this period can be attributed to a higher performance stock deduction in 2018 than in 2019.

Other (Deductions) Income, Net of Taxes increased for the six months ended June 30, 2019 by $4,526,000. The primary driver of this increase was after-tax costs associated with the announced merger with SJW, which were $3,096,000 and $5,652,000 in the six months ended June 30, 2019 and 2018, respectively. Partially offsetting these decreases in Other (Deductions) Income, the Company saw an increase in net income from the Company’s Service and Rentals and Real Estate segments during the six months ended June 30, 2019.

Total Interest and Debt Expense increased by $1,133,000 in the six months ended June 30, 2019 when compared to the same period in 2018. The increase was primarily due to increased borrowing under our lines of credit and higher debt balances outstanding at June 30, 2019 when compared to June 30, 2018.

Liquidity and Capital Resources

The Company is not aware of demands, events, or uncertainties that will result in a decrease of liquidity or a material change in the mix or relative cost of its capital resources, other than those outlined below.

Borrowing Facilities

As of June 30, 2019, the Company maintained a $15.0 million line of credit agreement with CoBank, which is currently scheduled to expire on July 1, 2020.  The Company maintains an additional line of credit of $75.0 million with Citizens Bank, N.A. (“Citizens”), with an expiration date of December 14, 2023.  Additionally, Avon Water maintained a $3.0 million line of credit with Northwest Community Bank, which expired on September 30, 2018, at which point it converted to other short-term debt and was paid off in full in February 2019. As of June 30, 2019, the total lines of credit available to the Company were $90.0 million.  As of June 30, 2019 and December 31, 2018, the Company had $74.6 million and $54.2 million respectively, of Interim Bank Loans Payable and Other Short-Term Debt. As of June 30, 2019, the Company had $15.4 million in unused lines of credit.  Interest expense charged on lines of credit will fluctuate based on market interest rates.

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

During the first six months of 2019, the Company paid approximately $836,000 related to Connecticut Water Service’s 2017 CoBank issuance as well as the Company’s Term Note Payable issued as part of the 2012 acquisition of Maine Water, approximately $724,000 in sinking funds related to Maine Water’s outstanding bonds, approximately $86,000 in sinking funds related to HVWC’s bank loan and $87,000 related to Avon Water’s mortgage note payable.

Credit Rating

In January 2019, Standard & Poor’s Rating Services (“S&P”) reduced its ‘A’ corporate credit rating on the Company to ‘A-’ based on S&P’s uncertainty surrounding the Company's potential merger with SJW, including the increased likelihood that the pending transaction may not close as expected. Also contributing to the revised rating was the Company’s elevated capital spending, regulatory lag and temporarily increased merger costs and the impact these factors are expected to have on certain financial measures. Additionally, S&P revised the Company’s ratings outlook to stable from negative due to their view that the Company will continue to effectively manage regulatory risk in key jurisdictions, including in Connecticut and in Maine.

Stock Plans

The Company offers a dividend reinvestment and stock purchase plan (“DRIP”) for all registered shareholders and for the customers and employees of our regulated water companies, whereby participants can opt to have cash dividends directly reinvested into additional shares of the Company. In August 2011, the Board of Directors approved amendments to the DRIP (effective as of January 1, 2012) that permit the Company to add, at the Company’s discretion, an “up to 5.00% purchase price discount” feature to the DRIP which is intended to encourage greater shareholder, customer and employee participation in the DRIP. In August 2014, the Board of Directors approved further amendments to the DRIP to reflect the Company’s appointment of a new common stock transfer agent. On August 11, 2017, the Board of Directors approved a Third Amended and Restated DRIP which expanded the class of participants to include any persons other than registered shareholders, customers and employees described above, upon an initial minimum purchase of $500. The DRIP was also amended to add 129,000 additional shares to the DRIP’s share reserve and to revise certain monthly and quarterly share purchase requirements. During the six months ended June 30, 2019 and 2018, plan participants invested $571,000 and $722,000, respectively, in additional shares as part of the DRIP.

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

Commitments and Contingencies

The Company adopted the Internal Revenue Service (“IRS”) temporary tangible property regulations on the Company’s 2012 Federal tax return. Since that time, the Company has been recording a provision for any possible disallowance of a portion of the repair deduction if the Company’s Federal tax return were to be reviewed by the IRS. While the Company believes that the deductions taken on its tax returns are appropriate, the methodology for determining the deduction has not been agreed to by the taxing authorities. For the six months ended June 30, 2019, the Company recorded a provision of $510,000 for a portion of the benefit that is not being returned to customers resulting from any possible tax authority challenge. The Company had previously recorded a provision of $3.3 million in prior years for a cumulative total of $3.8 million.

The Company is currently engaged in an analysis to determine the amount of expenditures related to tangible property that will be reflected on its 2018 Federal Tax Return to be filed in October 2019.  In addition, the Company has estimated the portion of its infrastructure investment that will qualify as a repair deduction for 2019 and has reflected that deduction in its effective tax rate, net of any reserves.  Consistent with other differences between book and tax expenditures, the Company is required to use the flow-through method to account for any timing differences not required by the IRS to be normalized.

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

The Company is subject to the risk of fluctuating interest rates in the normal course of business.  The Company’s exposure to interest fluctuations is managed at the Company and subsidiary operations levels through the use of a combination of fixed rate long-term debt, variable long-term debt and short-term variable borrowings under financing arrangements entered into by the Company and its subsidiaries.  As of June 30, 2019, the Company had $90.0 million of variable rate lines of credit with two banks, under which the Company had $74.6 million of interim bank loans payable at June 30, 2019.

As of June 30, 2019, the Company had $22.05 million of variable-rate long-term debt outstanding.  Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.2 million, annually.  The Company monitors its exposure to variable rate debt and will make future financing decisions as the need arises.

Part I, Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2019, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 5, 2018, a putative class action complaint and a direct action complaint were filed against the Company and the members of the Board of Directors in the United States District Court for the District of Connecticut under the captions Paskowitz v. Connecticut Water Service, et al., Case No. 3:18-cv-01663 (D. Conn.) and Assad v. Connecticut Water Service, et al., Case No. 3:18-cv-01664 (D. Conn.), respectively. The nearly identical complaints allege that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 by causing certain supposed misstatements or omissions to be included in the October 2, 2018 definitive proxy statement filed with the Securities and Exchange Commission in respect of the special meeting of its shareholders held on November 16, 2018 in connection with the Merger. Among other remedies, the actions seek to recover rescissory and other damages and attorneys’ fees and costs. The parties to these actions entered into an agreement in principle to settle and release all claims that were or could have been alleged by the plaintiffs in those actions. In May 2019, both of the actions were dismissed voluntarily by the plaintiffs.

We are involved in various other legal proceedings from time to time. Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our properties is the subject that presents a reasonable likelihood of a material adverse impact on the Company.

Part II, Item 1A: Risk Factors

Information about the material risks related to our business, financial condition and results of operations for the three months ended June 30, 2019 does not materially differ from that set out under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. You should carefully consider the risk factors and other information discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as the information provided elsewhere in this report. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair the Company’s business operations, financial condition or operating results.

Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the quarter ended June 30, 2019.

Part II, Item 6: Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated May 11, 1998 (Exhibit 3.1 to Form 10-K for the year ended 12/31/98).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 27, 1998 (Exhibit 3 to Form 8-K filed on September 25, 1998).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated August 6, 2001 (Exhibit 3.3 to Form 10-K for the year ended 12/31/14).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Connecticut Water Service, Inc. dated April 23, 2004. (Exhibit 3.5 to Form 10-Q for the quarter ended 3/31/04).

3.5	Certification of Incorporation of The Connecticut Water Company effective April, 1998. (Exhibit 3.3 to Form 10-K for the year ended 12/31/98).

3.6	By-Laws, as amended, of Connecticut Water Service, Inc. as amended and restated as of March 14, 2018. (Exhibit 3.6 to Form 10-K filed on March 15, 2018).

31.1*	Rule 13a-14 Certification of David C. Benoit, Chief Executive Officer.

31.2*	Rule 13a-14 Certification of Robert J. Doffek, Chief Financial Officer.

32*	Certification of David C. Benoit, Chief Executive Officer and Robert J. Doffek Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document- the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connecticut Water Service, Inc. (Registrant)

Date:	August 8, 2019	By: /s/ David C. Benoit
David C. Benoit President and Chief Executive Officer

Date:	August 8, 2019	By: /s/ Robert J. Doffek
Robert J. Doffek Chief Financial Officer, Treasurer and Controller